Form 10QSB
period 1995-06-30
DYNAMIC MATERIALS CORP
filed 1995-08-07
CIK 34067

             U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                           FORM 10-QSB
                           -----------
(Mark One)
[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended June 30, 1995
                               -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    --------------

Commission file number: 0-8328
                       ------------------------------------------

                 DYNAMIC MATERIALS CORPORATION
-----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

            COLORADO                              84-0608431
------------------------------------       ----------------------
  (State or Other Jurisdiction                 (I.R.S. Employer
of Incorporation or Organization)             Identification No.)

       551 ASPEN RIDGE DRIVE, LAFAYETTE, COLORADO  80026
-----------------------------------------------------------------
            (Address of Principal Executive Offices)

                         (303) 665-5700
-----------------------------------------------------------------
       (Issuer's Telephone Number, Including Area Code)

                               N/A
-----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                       Since Last Report)

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    -------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,495,922 shares as of June 30, 1995
-----------------------------------------------------------------

   Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -------    -------

ITEM 1.  FINANCIAL STATEMENTS.

                                      DYNAMIC MATERIALS CORPORATION
                                              BALANCE SHEETS

                                               (Unaudited)
                                                                                   June 30     December 31
                           ASSETS                                                    1995          1994
                                                                                     ----          ----
Current Assets:
     Cash and cash equivalents                                                    $1,179,194   $  664,116
     Accounts Receivable (Less: allowances of $8,000 &
          $125,000)                                                                1,870,781    3,602,302
     Inventories (Note 2)                                                          2,258,015    1,581,388
     Deferred Tax Asset                                                              185,300      159,300
     Prepaid Expenses                                                                 69,114       75,366
                                                                                   ---------    ---------

                         Total Current Assets                                      5,562,404    6,082,472

Property, Plant & Equipment                                                        3,846,612    3,730,898
     Less: Accumulated Depreciation                                               (1,811,533)  (1,665,163)
                                                                                  -----------  -----------

     Property, Plant & Equipment, net                                              2,035,079    2,065,735
Other Assets:
     Deferred Tax Asset                                                              156,700      156,700
     Other (Note 3)                                                                   69,793       68,672
                                                                                   ---------    ---------

          Total Assets                                                            $7,823,976   $8,373,579
                                                                                   =========    =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Note Payable                                                                 $        0   $  100,000
     Accounts Payable                                                              1,304,991    1,449,609
     Accrued Expenses                                                                127,748      354,441
     Current Maturities of Long-Term Debt                                            179,979      179,979
                                                                                   ---------    ---------

          Total Current Liabilities                                                1,612,718    2,084,029

Long-Term Debt (Note  4)                                                             372,647      464,950
Stockholder's Equity:
     Preferred Stock, $.05 par value; Authorized 4,000 shares
          No shares Issued and Outstanding                                                 0            0
     Common Stock, $.05 par value; Authorized 15,000,000
          shares; Issued and Outstanding 2,495,322 & 2,493,423 shares                124,672      124,672

     Additional Paid-In-Capital                                                    5,867,059    5,867,059
     Accumulated Deficit                                                            (153,120)    (167,131)
                                                                                   ----------   ----------

                                                                                   5,838,611    5,824,600
                                                                                   ---------    ---------

                         Total Liabilities and Stockholders' Equity               $7,823,976   $8,373,579
                                                                                   =========    =========


                            See Notes to the Condensed Financial Statements.

                                      DYNAMIC MATERIALS CORPORATION
                                           STATEMENTS OF INCOME
                                               (Unaudited)


                                                          Three Months Ended             Six Months Ended
                                                                June 30                       June 30
                                                          1995           1994           1995           1994
                                                          ----           ----           ----           ----
NET SALES                                              $3,109,036     $3,598,000     $6,601,794     $7,925,000

COST OF PRODUCTS MANUFACTURED                           2,388,229      2,500,000      5,127,076      5,632,000
                                                        ---------      ---------      ---------      ---------

     Gross Margins                                        720,807      1,098,000      1,474,718      2,293,000

COSTS AND OTHER EXPENSES:
     General and Administrative                           258,159        318,000        549,347        722,000
     Selling Expense                                      368,626        326,000        679,617        728,000
     Research and Development                              90,705        173,000        197,832        293,000
                                                        ---------      ---------      ---------      ----------

INCOME FROM OPERATIONS                                      3,317        281,000         47,922        550,000

INTEREST EXPENSE, NET                                       8,415          3,000         24,910          9,000
                                                        ---------      ---------      ---------      ----------

INCOME BEFORE PROVISION FOR TAXES                          (5,098)       278,000         23,012        541,000

PROVISION FOR INCOME TAXES                                      0         94,000          9,000        184,000
                                                        ---------      ---------      ---------      ----------

NET INCOME                                             $   (5,098)    $  184,000     $   14,012     $  357,000
                                                        ==========     =========      =========      =========

PRIMARY AND FULLY DILUTED NET INCOME PER SHARE:

     Net Income per share (Note 5)                          $0.00          $0.07          $0.01          $0.14
                                                            =====           ====           ====           ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

     Primary and Fully Diluted (Note 5)                 2,495,000      2,491,000      2,494,000      2,485,000
                                                        =========      =========      =========      =========

                                      DYNAMIC MATERIALS CORPORATION

                                        STATEMENTS OF CASH FLOWS

                                               (Unaudited)
                                                                                    Six Months Ended June 30,
                                                                                      1995            1994
                                                                                      ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                                    $   14,012     $  357,000
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
       CASH FROM OPERATING ACTIVITIES
              Depreciation                                                            131,730        180,000
              Amortization                                                              4,500          4,000
              (Increase) decrease in Receivables                                    1,743,814        877,000
              (Increase) decrease in Inventories                                     (676,627)      (16,000)
              (Increase) decrease in Deferred Tax Asset & Prepaid Expense             (6,041)        164,000
              Increase (decrease) in Accounts Payable                                (132,756)        82,000
              Increase (decrease) in Accrued Expenses                                (255,338)       409,000
                                                                                    ----------     ---------

              CASH FLOWS FROM OPERATING ACTIVITIES                                    823,294      2,057,000

CASH FLOWS FROM INVESTING ACTIVITIES
              (Acquisition) of Fixed Assets                                          (115,714)      (543,000)
              (Increase) Decrease in Other Assets                                        (200)        77,000
                                                                                    ----------     ---------

              CASH FLOWS USED IN INVESTING ACTIVITIES                                (115,914)      (466,000)
                                                                                    ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES
              Net (Repayment) Borrowing under Bank Line                              (100,000)             0
              Increase in Long-Term Debt                                                    0        320,000
              (Repayment) of Long-Term Debt                                           (92,302)       (90,000)
              Receipt of Option Exercise Price                                              0          8,000
                                                                                    ---------      ---------

              CASH FLOWS FROM FINANCING ACTIVITIES                                   (192,302)       238,000
                                                                                    ----------     ---------

INCREASE IN CASH AND EQUIVALENTS                                                      515,078      1,829,000
CASH AND EQUIVALENTS BEGINNING OF PERIOD                                              664,116        818,000
                                                                                    ---------      ---------

CASH AND EQUIVALENTS END OF PERIOD                                                 $1,179,194     $2,647,000
                                                                                    =========      =========


                            See Notes to the Condensed Financial Statements.

                  DYNAMIC MATERIALS CORPORATION
           NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The information included in the Condensed Financial Statement is unaudited, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the Company's 1994 Annual Report filed on Form 10KSB.

2.   INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                                 June 30   December 31
                                                 -------   -----------
                                                   1995        1994
                                                   ----        ----
     Raw Stock, net                            $  176,762  $  176,746
     Work-In-Process                            1,923,909   1,256,204
     Supplies                                     157,344     148,438
                                                ---------   ---------
                                               $2,258,015  $1,581,388
                                                =========   =========
3.   OTHER NON-CURRENT ASSETS:

This caption on the Condensed Balance Sheet includes the following:

                                                 June 30   December 31
                                                 -------   -----------
                                                   1995        1994
                                                   ----        ----
     Non-Current Receivables, net                 $31,980     $31,980
     Other Deposits                                20,454      17,203
     Intangibles, net                              17,359      19,489
                                                   ------      ------
                                                  $69,793     $68,672
                                                   ======      ======
4.   LONG TERM DEBT AND CURRENT MATURITIES

This caption on the Condensed Balance Sheet includes the following:

                                                 June 30   December 31
                                                 -------   -----------
                                                   1995        1994
                                                   ----        ----
    Colo, Nat'l of Denver - Equip./R.E.
      Prime +.50%                                $247,572    $293,558
    Concord Financial - Equipment, 8.375%         305,055     351,371

         Less: Current Portion                   (179,980)   (179,979)
                                                  --------    -------
                                                 $372,647    $464,950
                                                  =======     =======
5.   NET INCOME PER COMMON SHARE:

Primary Earnings Per Common Share has been calculated based upon the approximate weighted average number of Common Shares outstanding during the periods 2,495,000 shares (1995) and 2,493,000 shares (1994).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATIONS

                 LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity", as used herein, is defined as the ability of the Corporation to generate adequate amounts of cash to meet its needs for cash. The interpretation is broad in that both internal as well as external sources of liquidity over the short and long term are considered. Capital resources represent those assets currently available to the Corporation that may be used to satisfy both liquidity as well as other requirements for funds, such as anticipated capital expenditures. As noted in the Statements of Cash Flows (see financial statements), cash flows from "operating activities" during the six month period ended June 30, 1995 totaled $823,294 in comparison to $2,057,000 during the same period of 1994. The decrease in 1995 is primarily due to an increase in inventories and a lower level of Net Income. The current ratio was 3.5 at June 30, 1995 in comparison to 2.9 at December 31, 1994.

Cash flows used in "investing activities" were $115,914 through June 30, 1995 versus $466,000 in 1994. During the 1994 period, the Corporation had increased its investments due to a previously disclosed major asset acquisition.

Historically, and currently, the Corporation has secured the major portion of its operational financing from three sources:
(1) internally generated funds; (2) an asset-based revolving line of credit and (3) trade credit. At June 30, 1995 no amounts were outstanding under the revolving line of credit, in comparison to $100,000 outstanding at December 31, 1994. Trade accounts payable made up 81% and 70% of total current liabilities at June 30, 1995 and December 31, 1994 respectively. At June 30, 1995 the Corporation had $2,000,000 of unused borrowing availability under its new revolving line of credit facility entered into on June 1, 1995, in comparison to $1,400,000 at December 31, 1994. The line of credit is secured by qualifying trade receivables and inventory. The line is renewable annually on June 1 (commencing June 1, 1996), subject to bank approval. The Corporation has used a commercial line of credit since 1989. If the line were not extended or similar financing secured, such event could negatively affect the Corporation's ability to meet its future cash requirements. Long-term debt consists of: a) an equipment and a mortgage note, with a bank, with an original principal balance of $1,000,000, and a remaining non-current balance of $139,673 as of June 30, 1995, and b) an installment loan with a balance at June 30, 1995 of $232,974, with a financial institution, secured by specific equipment (See Note 4 to the financial statements).

The nature of the Corporation's business is contract specific (versus standard products). Thus, failure to complete contracts on a timely basis or failure to obtain future contracts at an adequate price could adversely affect the Corporation's ability to meet its cash requirements exclusively through internal sources.

                      RESULTS OF OPERATIONS

The following table summarizes certain items included in the Corporation's Statements of Operations for the second quarter ending June 30:

                                      AS A PERCENTAGE OF REVENUES
                                      ---------------------------
                                         QUARTER ENDED JUNE 30
                                         ---------------------
                                          1995           1994
                                          ----           ----
Net Sales                                 100%           100%
Cost of Goods Sold                       76.8%          69.5%
Gross Margin                             23.2%          30.5%
R & D                                     2.9%           4.8%
Selling Expenses                         11.9%           9.1%
General & Admin.                          8.3%           8.8%
Interest Expense, Net                      .3%            .1%


      QUARTER ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1994

The Corporation's net sales in the June 30, 1995 quarter declined by 14% over the comparable quarter of 1994. In addition, gross margins declined due to lower sales of formed products leading to lower manufacturing efficiency in the 1995 quarter; and lower pricing in the primary bonding market. The Corporation's backlog of orders scheduled for shipment in 1995 is at a record level of $8 million as of June 30, 1995.

Selling expense increased by 13% over 1994's level due to the recruitment, relocation and compensation of a new Vice President of Marketing and Sales in 1995. General and Administrative expense decreased by $59,841 or 19% in 1995's quarter. In comparison to 1994, the 1995 quarter reflects lower staff levels, and in 1994 the Company incurred relocation costs associated with the retention of a new President.

Research and Development costs were $82,295 lower in the 1995 quarter than in the comparable 1994 quarter. This reduction was due to a specific Research and Development project in 1994 designed to result in a new product line. These expenditures were completed in 1994, and accordingly were not incurred in the 1995 quarter. Net interest expense increased due to the payment of a commitment fee on a new line of credit in the 1995 quarter.

    SIX MONTHS ENDED JUNE 30, 1995 COMPARED TO JUNE 30, 1994

The following table summarizes certain items included in the Corporation's Statements of Operations for the six months ending
June 30, 1995 and June 30, 1994.

                                      AS A PERCENTAGE OF REVENUES
                                      ---------------------------
                                        SIX MONTHS ENDED JUNE 30
                                        ------------------------
                                          1995           1994
                                          ----           ----
Net Sales                                 100%           100%
Cost of Goods Sold                       77.7%          71.1%
Gross Margin                             22.3%          28.9%
R & D                                     3.0%           3.7%
Selling Expenses                         10.3%           9.2%
General & Admin.                          8.3%           9.1%
Interest Expense, Net                      .4%            .1%

The Corporation's net sales in the 1995 period declined by 17% compared to the same period in 1994. Gross margins declined 36% due to lower production volumes; lower shipments of formed products; and lower pricing in the primary bonding market.

Selling expense declined by 7% over the 1994 level but have increased as a percent of Net Sales. General and Administrative expense decreased by $172,653 in 1995 due to lower staffing levels and reduced costs associated with the recruitment and relocation of a new President in the 1994 period.

Research and Development costs were $95,168 lower in the 1995 period than in the comparable 1994 period. This reduction is due to a specific Research and Development spending in 1994 for a project which was concluded in 1994, which did not contribute to research and development costs in the 1995 period. Net interest expense increased in 1995 due to increases in outstanding long-term debt, as well as the payment of a commitment fee for a new revolving line of credit in 1995.

                   PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  The Annual Meeting of Shareholders was conducted on
July 21, 1995

     (b) The following Directors, representing all of the Directors of the Corporation, were elected at the Annual Meeting of Shareholders:

          Edward A. Keible
          Paul Lange
          Dean K. Allen
          Michael C. Hone
          George W. Morgenthaler

     (c) In addition to the election of Directors, the firm of Arthur Andersen LLP was approved as independent accountants of the Corporation by the following vote:

          For                  1,341,814
          Against                    240
          Abstain                  2,434

     (d)  None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  None.

     (b) A Form 8-K was filed on July 10, 1995, reporting the execution of Indemnity Agreements between the Corporation and each of its officers and directors.

                           SIGNATURES




          In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DYNAMIC MATERIALS CORPORATION
                              -----------------------------
                                         (Registrant)




Date:  August 7, 1995           Craig N. Evans
       --------------           --------------------------------------
                                Craig N. Evans, Vice President Finance
                                and Chief Financial Officer