Form 10QSB/A
period 1995-06-30
DYNAMIC MATERIALS CORP
filed 1995-09-27
CIK 34067

             U.S. SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.   20549
                         FORM 10-QSB/A-1
                           -----------
(Mark One)
[X]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

For the quarterly period ended June 30, 1995
                               -------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                  to
                               ----------------    --------------

Commission file number: 0-8328
                       ------------------------------------------

                 DYNAMIC MATERIALS CORPORATION
- -----------------------------------------------------------------
(Exact Name of Small Business Issuer as Specified in Its Charter)

            COLORADO                              84-0608431
- ------------------------------------       ----------------------
  (State or Other Jurisdiction                 (I.R.S. Employer
of Incorporation or Organization)             Identification No.)

       551 ASPEN RIDGE DRIVE, LAFAYETTE, COLORADO  80026
- -----------------------------------------------------------------
            (Address of Principal Executive Offices)

                         (303) 665-5700
- -----------------------------------------------------------------
       (Issuer's Telephone Number, Including Area Code)

                               N/A
- -----------------------------------------------------------------
(Former Name, Former Address and Former Fiscal Year, if Changed
                       Since Last Report)

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X     No
   -------    -------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,495,922 shares as of June 30, 1995
- -----------------------------------------------------------------

   Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -------    -------

                   Exhibit Index is on page 4.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27 -- Financial Data Schedule.

     (b) A Form 8-K was filed on July 10, 1995, reporting the execution of Indemnity Agreements between the Corporation and each of its officers and directors.

                           SIGNATURES




          In accordance with the requirements of the Exchange
Act, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                              DYNAMIC MATERIALS CORPORATION




Date:  September 27, 1995     Craig N. Evans
                              --------------------------------------
                              Craig N. Evans, Vice President Finance
                              and Chief Financial Officer

                             EXHIBIT INDEX

Exhibit                                                 Sequential
  No.      Description                                    Page No.
- ----------------------------------------------------------------------

  27       Financial Data Schedule