Form 10QSB
period 1995-09-30
DYNAMIC MATERIALS CORP
filed 1995-10-20
CIK 34067

             U.S. SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549
                           FORM 10-QSB
                           -----------
(Mark One)
[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
     EXCHANGE ACT OF 1934

           For the Quarterly Period ended September 30, 1995
           -------------------------------------------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE EXCHANGE ACT

For the transition period from                  to
                               ----------------    --------------

                    Commission file number: 0-8328
                                            ------

                 DYNAMIC MATERIALS CORPORATION
-----------------------------------------------------------------
            (Name of small business issuer in its charter)

            COLORADO                              84-0608431
            --------                              ----------
  (State or Other Jurisdiction                 (I.R.S. Employer
of Incorporation or Organization)             Identification No.)

551 ASPEN RIDGE DRIVE, LAFAYETTE                     80026
---------------------------------------            ----------
(Address of principal executive office)            (Zip Code)

Issuer's telephone number (303) 665-5700

                     COMMON STOCK, $.05 PAR VALUE
                           (Title of Class)
                            --------------

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       -------    -------

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,495,022 shares of common stock as of September 30, 1995
---------------------------------------------------------

   Transitional Small Business Disclosure Format (check one):

Yes         No   X
   -------    -------

                      Exhibit Index is on page 11

ITEM 1.   FINANCIAL STATEMENTS.

                     DYNAMIC MATERIALS CORPORATION
                       CONDENSED BALANCE SHEETS

                              (Unaudited)

                                                                      SEPTEMBER 30      DECEMBER 31
                                       ASSETS                             1995              1994
                                                                          ----              ----
Current Assets:
    Cash and cash equivalents                                          $    8,547        $  664,116
    Accounts Receivable (Less: allowances of $70,000 &
    $125,000)                                                           3,757,864         3,602,302
    Inventories (Note 2)                                                2,744,817         1,581,388
    Deferred Tax Asset                                                    157,300           159,300
    Prepaid Expenses                                                       33,580            75,366
                                                                        ---------         ---------

      Total Current Assets                                              6,702,108         6,082,472

Property, Plant & Equipment                                             3,932,919         3,730,898
  Less: Accumulated Depreciation                                       (1,895,450)       (1,665,163)
                                                                        ---------         ---------

  Property, Plant & Equipment, net                                      2,037,469         2,065,735
Other Assets:
  Deferred Tax Asset                                                        9,700           156,700
  Other (Note 3)                                                           94,120            68,672
                                                                        ---------         ---------

      Total Assets                                                     $8,843,397        $8,373,579
                                                                        =========         =========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Note Payable                                                       $  200,000        $  100,000
    Accounts Payable                                                    1,635,665         1,449,609
    Accrued Expenses                                                      282,181           354,441
    Current Maturities of Long-Term Debt                                  301,698           179,979
                                                                        ---------         ---------

      Total Current Liabilities                                         2,419,544         2,084,029

Long-Term Debt (Note  4)                                                  206,886           464,950

Stockholder's Equity:
    Preferred Stock, $.05 par value; Authorized 4,000,000 shares;
      No shares Issued and Outstanding                                          0                 0
    Common Stock, $.05 par value; Authorized 15,000,000
      shares; 2,495,000 & 2,486,000 shares Issued and Outstanding         124,672           124,672
    Additional Paid-In-Capital                                          5,867,059         5,867,059
    Retained Earnings (Accumulated Deficit)                               225,236          (167,131)
                                                                        ---------         ---------
                                                                        6,216,967         5,824,600
                                                                        ---------         ---------

      Total Liabilities and Stockholders' Equity                       $8,843,397        $8,373,579
                                                                        =========         =========

                               See Notes to the Condensed Financial Statements.

                     DYNAMIC MATERIALS CORPORATION
                    CONDENSED STATEMENTS OF INCOME
                              (Unaudited)

                                                       THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30                   SEPTEMBER 30
                                                       1995          1994             1995           1994
                                                       ----          ----             ----           ----
NET SALES                                            $5,680,929     $2,945,000      $12,282,723     $10,871,000

COST OF PRODUCTS MANUFACTURED                         4,344,651      2,072,000        9,471,855       7,703,000
                                                      ---------      ---------       ----------      ----------

    Gross Margins                                     1,336,278        873,000        2,810,869       3,168,000

COSTS AND OTHER EXPENSES:

    General and Administrative                          260,106        257,000          809,453         981,000

    Selling Expense                                     444,361        265,000        1,123,978         991,000

    Research and Development                             72,368        125,000          270,200         419,000
                                                      ---------      ---------       ----------      ----------

INCOME FROM OPERATIONS                                  559,443        226,000          607,238         777,000

    Interest Expense, Net                                 5,960              0           30,870          17,000
                                                      ---------      ---------       ----------      ----------

INCOME BEFORE PROVISION FOR TAXES                       553,483        226,000          576,368         760,000

    Provision for Income Taxes                          175,000         59,000          184,000         243,000
                                                      ---------      ---------       ----------      ----------

NET INCOME                                             $378,483       $167,000         $392,368        $517,000
                                                        =======        =======          =======         =======


PRIMARY AND FULLY DILUTED NET INCOME PER SHARE:

    Net Income per share (Note 5)                         $0.15          $0.07            $0.16           $0.21
                                                           ====           ====             ====            ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

    Primary and Fully Diluted (Note 5)                2,495,000      2,491,000        2,493,000       2,486,000

                     DYNAMIC MATERIALS CORPORATION
                  CONDENSED STATEMENTS OF CASH FLOWS

                              (Unaudited)

                                                                        NINE MONTHS ENDED
                                                                           SEPTEMBER 30
                                                                     1995               1994
                                                                     ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
  NET INCOME                                                        $   392,368        $  517,000
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET
    CASH FROM OPERATING ACTIVITIES
      Depreciation                                                      230,287           242,000
      Amortization                                                        4,378             9,000
      (Increase) decrease in Receivables                               (169,936)          126,000
      (Increase) decrease in Inventories                             (1,163,430)         (792,000)
      (Increase) decrease in Deferred Tax Asset & Prepaid Expense       178,494            40,000
      Increase (decrease) in Accounts Payable                           197,918           821,000
      Increase (decrease) in Accrued Expenses                           (87,282)          230,000
                                                                      ---------          --------

      CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES                   (417,203)        1,193,000

CASH FLOWS FROM INVESTING ACTIVITIES
      (Acquisition) of Fixed Assets                                    (202,020)         (918,000)
      (Increase) Decrease in Other Assets                                     0           152,000
                                                                      ---------         ---------

      CASH FLOWS (USED IN) INVESTING ACTIVITIES                        (202,020)         (766,000)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
      Net Borrowings under Bank Line                                    100,000           300,000
      Increase in Long-Term Debt                                              0           408,000
      (Repayment) of Long-Term Debt                                    (136,346)         (233,000)
      Issuance of Common Stock upon option exercise                           0            31,000
                                                                      ---------         ---------

      CASH FLOWS FROM FINANCING ACTIVITIES                              (36,346)          506,000
                                                                      ---------         ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (655,569)          933,000
CASH AND EQUIVALENTS BEGINNING OF PERIOD                                664,116           818,000
                                                                      ---------         ---------

CASH AND CASH EQUIVALENTS END OF PERIOD                               $   8,547        $1,751,000
                                                                       ========         =========



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

2.   INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                           SEPTEMBER 30    DECEMBER 31
                                           ------------    -----------
                                               1995            1994
                                               ----            ----

          Raw Stock, net                   $  176,812       $  176,746
          Work-In-Process                   2,418,131        1,256,204
          Supplies                            149,874          148,438
                                            ---------        ---------

                                           $2,744,817       $1,581,388
                                            =========        =========

3.   OTHER NON-CURRENT ASSETS:

This caption on the Condensed Balance Sheet includes the following:

                                           SEPTEMBER 30    DECEMBER 31
                                           ------------    -----------
                                               1995            1994
                                               ----            ----

          Non-Current Receivables, net       $58,647         $31,980
          Other Deposits                      20,363          17,203
          Intangibles, net                    15,110          19,489
                                              ------          ------

                                             $94,120         $68,672
                                              ======          ======

4.   LONG TERM DEBT AND CURRENT MATURITIES

This caption on the Condensed Balance Sheet includes the following:

                                           SEPTEMBER 30    DECEMBER 31
                                           ------------    -----------
                                               1995            1994
                                               ----            ----

     Colo. Nat'l Bank - Equip./R.E.
       Prime +.50%                           $224,355        $293,558
     Concord Financial - Equipment, 8.375%    284,229         351,371

     Less: Current Portion                   (301,698)       (179,979)
                                              -------         -------
                                             $206,886        $464,950
                                              =======         =======

5.   NET INCOME PER COMMON SHARE:

Primary Earnings Per Common Share has been calculated based upon the weighted average number of Common Shares outstanding during the periods 2,493,000 shares (1995) and 2,486,000 shares (1994).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                    LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity", as used herein, is defined as the ability of the Corporation to generate adequate amounts of cash to meet its needs for cash. The interpretation is broad in that both internal as well as external sources of liquidity over the short and long term are considered. Capital resources represent those assets currently available to the Corporation that may be used to satisfy both liquidity as well as other requirements for funds, such as anticipated capital expenditures. As noted in the Statements of Cash Flows (see financial statements), cash flows used in operating activities during the nine month period ended September 30, 1995 totaled $417,203 in comparison to an increase in cash flow from operating activities of $1,193,000 during the same period of 1994. The decrease in 1995 is due to a significant increase in inventories, coupled with a significantly smaller increase in trade accounts payable. The increase in inventories was caused by an increase in business volume during the quarter ended September 30, 1995. This increase in business volume was reflected in revenues during the quarter, and the fulfillment of orders in-process for completion in the fourth quarter of 1995. Trade accounts payable rose by a comparatively small amount, and actually declined as a percent of total liabilities. The current ratio was 2.8 at September 30, 1995 in comparison to 2.9 at December 31, 1994.

Cash flows used in investing activities were $203,020 through September 30, 1995 versus $766,000 in 1994. During the 1994 period, the Corporation had increased its spending due to a previously disclosed major asset addition.

Historically, and currently, the Corporation has secured the major portion of its operational financing from three sources: (1) internally generated funds; (2) an asset-based revolving line of credit and (3) trade credit. At September 30, 1995 $200,000 was outstanding under the revolving line of credit, in comparison to $100,000 outstanding at December 31, 1994 and accounts payable increased from $1,449,609 at December 31, 1994 to $1,636,665 at September 30, 1995. Trade accounts payable made up 68% and 70% of total current liabilities at September 30, 1995 and December 31, 1994 respectively. At September 30, 1995 the Corporation had $1,800,000 of unused borrowing availability under its revolving line of credit, in comparison to $1,400,000 at December 31, 1994. The line of credit is secured by qualifying trade receivables and raw materials inventory. The line is renewable annually on June 1, subject to bank approval. The Corporation has used a commercial line of credit since 1989. If the line were not extended or similar financing secured, such event may negatively affect the Corporation's ability to meet its future cash requirements. Long-term debt consists of an installment loan with a balance at September 30, 1995 of $206,886, with a financial institution, secured by specific equipment (See Note 4 to the financial statements).

The nature of the Corporation's business is contract specific (versus standard products), thus failure to complete contracts on a timely basis or failure to obtain future contracts at an adequate rate could adversely affect the Corporation's ability to meet its cash requirements exclusively through internal sources.

                         RESULTS OF OPERATIONS

The following table summarizes certain items included in the Corporation's Statements of Operations for the third quarter ending September 30:

                                    AS A PERCENTAGE OF REVENUES
                                    ---------------------------
                                    QUARTER ENDED SEPTEMBER 30
                                    --------------------------
                                      1995              1994
                                      ----              ----

Net Sales                            100.0%            100.0%
Cost of Goods Sold                    76.5%             70.0%
Gross Margin                          23.5%             30.0%
R & D                                  1.3%              4.2%
Selling Expenses                       7.8%              9.0%
General & Admin.                       4.6%              8.7%
Interest Expense, Net                   .1%               .0%


    QUARTER ENDED SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1994

The Corporation's net sales in the September 30, 1995 quarter increased by 93% over the comparable quarter of 1994. In addition, gross margins increased by 53% due to lower pricing in the primary bonding market and lower levels of sales of forming products in 1995. The Corporation's backlog of orders scheduled for shipment during the remainder of 1995 was $6.0 million as of September 30, 1995.

Selling expense increased by 68% over 1994 levels due to the recruitment, relocation and compensation of a new Vice President of Marketing and Sales in 1995 as well as other staff additions in 1995. General and administrative expense increased by 1.2% in the 1995 quarter. The 1994 quarter reflected certain relocation costs that were not incurred in 1995.

Research and development costs were $52,632 lower in the 1995 quarter than in the comparable 1994 quarter. This reduction was due to a specific research and development project in 1994 designed to result in a new product line. These expenditures were completed in 1994, and accordingly were not incurred in the 1995 quarter. Net interest expense increased due to the payment of a commitment fee on a new line of credit in 1995.

  NINE MONTHS ENDED SEPTEMBER 30, 1995 COMPARED TO SEPTEMBER 30, 1994

The following table summarizes certain items included in the Corporation's Statements of Operations for the nine months ending
September 30, 1995 and September 30, 1994.

                                    AS A PERCENTAGE OF REVENUES
                                    ---------------------------
                                  NINE MONTHS ENDED SEPTEMBER 30
                                  ------------------------------
                                      1995              1994
                                      ----              ----

Net Sales                            100.0%             100.0%
Cost of Goods Sold                    77.1%              71.0%
Gross Margin                          22.9%              29.0%
R & D                                  2.2%               3.8%
Selling Expenses                       9.1%               9.1%
General & Admin.                       6.6%               9.0%
Interest Expense, Net                   .3%                .2%

The Corporation's net sales in the nine months ended September 30, 1995 increased by 13% compared to the same period in 1994. Gross margins declined due to lower shipments of formed products, and lower pricing in the primary bonding market.

Selling expense increased by 13% over 1994 levels but remained stable as a percent of net sales. General and administrative expense decreased by $171,547 in 1995 due to reduced costs associated with recruitment and relocation expenses in 1995.

Research and development costs were $148,800 lower in the 1995 period than in the comparable 1994 period. This reduction was due to a specific research and development project in 1994 which was concluded in 1994, and did not contribute to costs in the 1995 period. Net interest expense increased in 1995 due to payment of a commitment fee for a new revolving line of credit in 1995.

                      PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The results of the Company's Annual Meeting of Stockholders held on July 21, 1995, were reported in the Company's Form 10-QSB for the quarter ended June 30, 1995.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

          (a.) None.

          (b.) None.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              DYNAMIC MATERIALS CORPORATION
                              -----------------------------
                                        (Registrant)




Date:  October 18, 1995       Craig N. Evans
       ----------------       ----------------------------------------
                              Craig N. Evans, Vice President Finance
                              and Chief Financial Officer

                             EXHIBIT INDEX

Exhibit                                                 Sequential
  No.      Description                                    Page No.
----------------------------------------------------------------------

  27       Financial Data Schedule                          12