Form 10KSB40
period 1995-12-31
DYNAMIC MATERIALS CORP
filed 1996-02-29
CIK 34067

             U.S. SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-KSB
                           -----------

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

             For the fiscal year ended:  December 31, 1995
             ---------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from                  to
                                    ----------------    --------------

                    Commission file number: 0-8328
                                            ------

                 DYNAMIC MATERIALS CORPORATION
                 -----------------------------
       (Name of small business issuer in its charter)

            COLORADO                          84-0608431
            --------                          ----------
(State or other jurisdiction      (I.R.S. Employer Identification No.)
of incorporation or organization)

551 ASPEN RIDGE DRIVE, LAFAYETTE                  80026
--------------------------------                  -----
(Address of principal executive office)         (Zip Code)

Issuer's telephone number (303) 665-5700
                          --------------

Securities registered under Section 12(g) of the Exchange Act:

                 COMMON STOCK, $.05 PAR VALUE
                       (Title of Class)
                        --------------

   Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

   Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB. [X]

   State issuer's revenues for the most recent fiscal year $19,521,133.
                                                            ----------

   State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of
January 31, 1996 $7,512,000.
----------------

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,507,422 shares as of January 31, 1996.
---------------------------------------

                  DOCUMENTS INCORPORATED BY REFERENCE

Part III, Items 9 through 12 will be incorporated by reference from the Company's Definitive Proxy statement to be filed by April 29, 1996 pursuant to Regulation 14(a) related to the 1995 Annual Meeting of Shareholders, scheduled to be held on April 26, 1996.

Transitional Small Business Disclosure format  Yes       No  X
                                                   -----   -----

ITEM 1. DESCRIPTION OF BUSINESS

(a)  BUSINESS DEVELOPMENT.
     --------------------

(1) Dynamic Materials Corporation, formerly Explosive Fabricators, Inc. (herein the "Company") was incorporated in the State of Colorado in 1971.

(2) There has been no bankruptcy, receivership or similar proceeding.

(3) There has been no material reclassification, merger, consolidation, or purchase or sale of a significant amount of assets not in the ordinary course of business during the last three years.

(b)  BUSINESS OF ISSUER.  The Company was organized to engage in the
     ------------------
business of explosion metal working.

(1) The principal product produced by explosion metal working is a metal plate composed of two or more materials bonded together by an explosive process. Forms of explosion metal working include: cladding, where two or more metals are explosively joined to each
     --------
     other; and forming, where metals are shaped, shock hardened, or
                --------
     altered using explosives as an energy source.

     Clad metal is used in industrial applications where corrosion resistance, or physical properties of the metals are significant. Primary industrial markets include chemical processing and petrochemicals. Forming is used primarily in aircraft and aerospace applications. The Company has diversified its market base to also include aerospace and electronic applications for clad and formed metals.

     The Company operates in only one geographic region, the United States. Export sales during 1995 and 1994 did not exceed 20% of annual Net Sales each year.

     The Company's comparative backlog of unfilled customer purchase orders is as follows:

                                Amounts in (000's)
                                ------------------
                                        JANUARY 31
                                        ----------
                               1996    1995    1994
                               ----    ----    ----
                              $7,998  $5,106  $4,991

The January 31, 1996 backlog is expected to be completed entirely during 1996. Of the total backlog approximately 94% is associated with the Company's cladding technology, while less than 6% is associated with explosion forming technology.

(2) The Company distributes its products principally in North America primarily through its internal sales organization. The Company also uses independent sales representatives in specific industries or territories to complement and extend its internal selling efforts.

       There was no material change in the types of products, markets or method of distributing the Company's products during 1995.

(3)    There are currently no new product or services.

(4) The Company experiences price competition from numerous competitive processes including: roll bonding, weld overlay, and other metals welding technology. In addition, the Company experiences direct from domestic and international competitors using technology and processes substantially the same as used by the Company. Direct domestic competition includes, among others, two private companies and a department of E.I. Du Pont de
     Nemours & Company, Inc. International competition is primarily from private companies located in France and Japan. In addition, the Company experiences competition in a majority of its products which can be produced using different metalworking processes.
     The Company competes on the basis of price, quality of its products and prompt manufacture and delivery of its products.

(5) Raw materials such as steel, stainless steel, aluminum, titanium, nickel, copper, Monel and Incoloy are available on a competitive basis from numerous domestic sources.

(6) The Company's cladding technology is not dependent upon one or a few major customers. However, approximately 4% (December 31, 1995) and 14% (December 31, 1994) respectively of the Company's total Net Sales were with a single forming customer.

(7) The Company holds numerous United States patents related to the business of explosion metal working and metallic products produced by various explosive processes. The Company's current patents expire between 1996 and 2011; however, expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

(8) The Company does not require governmental approval of its principal products or services.

(9) The effect of existing or probable governmental regulations on the issuer is not considered material.

(10) Company sponsored research and development expenses for the last two years were $345,375 in 1995 and $578,676 in fiscal 1994. In addition to the above amounts there were customer sponsored research and development activities during the last two years in amounts which were not material.

(11) The Company has not experienced and does not anticipate significant capital commitment of earnings or competitive impairment in complying with existing environmental laws or regulations.

(12) The Company employed eighty-nine people as of January 31, 1996, of which eighty-three are full-time employees. The majority of the employment is in unskilled or semiskilled manufacturing and is highly sensitive to changes in production volume and product mix.

     ITEM 2.  DESCRIPTION OF PROPERTY

     The Company acquired its principal manufacturing site at 1301 Courtesy Road, Louisville, Colorado, during 1981.

     The Company also leases additional office space in Lafayette, Colorado and manufacturing space. The Company believes that its current facilities are adequate for its existing operations. Substantially all of the Company's assets, including its facility, are pledged to secure borrowing from a bank (see Note 3 to the financial statements).

     ITEM 3.  LEGAL PROCEEDINGS

     No material legal proceedings to which the issuer is a party, or to which any of its property is subject, are pending. The
     Company is not aware of any proceedings being contemplated against it by any governmental authority.

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a)  The Company held its Annual Meeting of Shareholders on
          July 21, 1995.

     (b) The following Directors, representing the entire Board of Directors, were elected at the Annual Meeting:

          Dr. George W. Morgenthaler, Mr. Michael C. Hone, Mr. Dean K. Allen, Mr. Edward A. Keible and Mr. Paul Lange.

     (c) There were no other proposals presented for approval at the Annual Meeting. The following vote tabulation was recorded for the election of Directors:

                                                            Non-Voting
                          For      Against    Abstentions   Broker
                          ---      -------    -----------   ------
     Dean K. Allen     1,182,742   161,746        --          --
     Michael C. Hone   1,182,742   161,746        --          --
     Edward A. Keible  1,182,442   162,046        --          --
     Paul Lange        1,182,702   161,786        --          --
     Dr. George W.
       Morgenthaler    1,182,742   161,746        --          --

     (d)  None

                                PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     (a) The Registrant's common stock is traded on the National Association of Security Dealer's NASDAQ market system under the symbol "BOOM". The following bid quotations have been
                                            ---
          derived from monthly NASDAQ Statistical reports, reflect inter-dealer prices without retail mark-up, mark-down or commissions and may not represent actual transactions.

        1995                    HIGH              LOW
                                ----              ---
     Quarter Ended:

       December 31             $2 15/16          $2 3/4
       September 30             2 3/8             2.00
       June 30                  2 1/4             1 3/4
       March 31                 2 3/8             2.00

        1994                    HIGH              LOW
                                ----              ---
     Quarter Ended:

       December 31             $1 7/8            $1 3/8
       September 30             1 7/8             1 11/16
       June 30                  2 1/4             1 7/8
       March 31                 2 1/2             2 1/8

     (b) At January 31, 1996, there were approximately 626 holders of record of the issuer's common stock.

     (c) (1) The issuer has not paid any dividends to date and has no current intention of paying dividends during the next year.
          (2) Under the lending agreements executed with the issuer's bank, the Company is not allowed to "Declare or pay any dividends or make any distribution on any shares of stock of any class....with a value of greater than $100,000.00".

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

                    LIQUIDITY AND CAPITAL RESOURCES

The term "liquidity", as used herein, is defined as the ability of the Company to generate adequate amounts of cash to meet its needs for cash. The interpretation is broad in that both internal as well as external sources of liquidity over the short and long term are considered. Capital resources represent those assets currently available to the Company that may be used to satisfy both liquidity as well as other requirements for funds, such as anticipated capital expenditures (for property, plant and equipment). As noted in the Statements of Cash Flows (see financial statements F-6 to F-7), Net cash flows from operating activities was $66,243 in 1995 in comparison to $504,499 in 1994. The Net cash flows from operating activities in 1995 were generated by Net Income and an increase in accounts payable, offset by significant increases in accounts receivable and inventories. Cash flows used in investing activities declined to more typical levels, particularly when contrasted to the significant level of capital spending in 1994. Cash flows from financing activities were less in 1995 than in 1994 because the Company realized $400,000 in proceeds of long-term debt in 1994 and the Company made a balloon payment on long-term debt in 1995. The current ratio was 2.3 to 1.0 at December 31, 1995 compared to 2.9 to 1.0 at December 31, 1994.

Historically, and currently, the Company has secured the major portion of its operational financing from three sources: (1) internally generated funds; (2) an asset-based revolving line of credit and (3) trade credit. At December 31, 1995 $600,000 was outstanding compared to $100,000 at December 31, 1994 under the revolving line of credit. The increase in outstanding debt was due to the increase in work-in-process inventories on higher order backlog in 1995.

Trade accounts payable made up 66% and 70% of total current liabilities in calendar 1995 and 1994, respectively. As of December 31, 1995 and December 31, 1994 the Company had $1,400,000 and $1,900,000, respectively, of unused borrowing availability under the revolving line of credit. Borrowing availability is dependent upon adequate amounts of collatteral to support any borrowings that may occur. The line of credit is secured by qualifying trade receivables and inventory. The line is renewable annually on April 30, subject to bank review and approval.

The line of credit has been outstanding since 1989 and renewed each year since 1990. If the line were not extended or similar financing was not secured, such event could negatively affect the Company's ability to meet its cash requirements. Long-term debt consists of: installment notes payable to financial institutions in the original principal amount of $407,952, and a remaining balance of $271,373 as of December 31, 1995 (See Note 3 to the financial statements) such notes mature in 1998 and 1999.

The nature of the Company's business is contract specific versus standard products. Accordingly, failure to complete contracts on a timely basis or failure to obtain future contracts at a profitable rate could adversely affect the Company's ability to meet its cash requirements through internal sources.

The amount of capital expenditures needed to support the cladding technology closely approximated the annual exhaustion of assets as represented by depreciation expense in 1995. 1995's capital spending levels were much lower than the amounts expended in 1994, which were previously noted as an unusual and non-recurring level of expenditure for a specific asset replacement. In 1996 the Company expects spending levels for property, plant and equipment to remain at a more typical level of approximately $300,000-$500,000.

                         RESULTS OF OPERATIONS

The following table summarizes certain items included in the Company's Statements of Operations for the year ended December 31, 1995 and 1994:

                                  AS A PERCENTAGE OF REVENUES
                                  ---------------------------
                                       1995         1994
                                       ----         ----
Revenues                               100%         100%
Cost of Goods Sold                     78.3%        72.9%
                                       -----        -----
Gross Margin                           21.7%        27.1%
Research & Development                  1.8%         3.8%
Selling Expenses                        8.0%         8.2%
General & Administrative                6.3%         8.2%
Interest Expense                         .4%          .3%
                                       -----        -----
Net Income                              3.4%         5.1%
                                       -----        -----

1995 COMPARED TO 1994

Net Sales increased $4,193,645 or 27% in 1995 in comparison to 1994. The increase is due to strong demand in the cladding market, along with more effective selling efforts in 1995. The Gross Margin on Net Sales increased by $78,999, or 2%. Cost of Products Sold in 1995 includes increased amounts expensed during the year for product repairs as well as a write-down of a specific job's work-in-process inventory balance to a realizable value at December 31, 1995.
Finally, during the year ended December 31, 1995 the Company realized lower Net Sales of product produced which uses its forming technology. Forming Sales typically carry higher manufacturing margins than products produced by its cladding technology. In addition, the 1994 results include proceeds from the final settlement of terminated explosion forming contracts which contributed approximately $373,000 to 1994's Gross Margin. If this non-recurring termination effect were not included in 1994's results, 1995 results would have demonstrated a 12% increase over the adjusted 1994 Gross Margin amount. (See Note 7 to the financial statements).

Selling expenses increased by $313,224 or 25% over 1994 levels. The increase occurred primarily due to the retention and relocation of a new Vice President of Marketing and Sales in 1995, along with increased outside sales personnel and certain incentive compensation payments made in 1995 to Sales personnel.

General and Administrative expense decreased by $35,596 or 3% in 1995 due the elimination of certain relocation and severance payments made in 1994.

Research and Development costs declined in 1995 by $233,301 or approximately 40%. This significant decline was due to completion of explosion forming projects in 1995, as well as the direction of more engineering support being directed at ongoing production work.

ITEM 7.  FINANCIAL STATEMENTS.

See pages F-1 to F-15.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with Accountants as to accounting or financial disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Information regarding the Directors and Executive Officers of the Company is incorporated by reference from the Company's definitive proxy statement to be filed pursuant to Regulation 14(a) relating to the Annual Meeting of Shareholders hereinafter referred to as the Company's Definitive Proxy Statement.

ITEM 10.  EXECUTIVE COMPENSATION.

Information regarding executive compensation is incorporated by reference from the Company's Definitive Proxy Statement.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

Information regarding security ownership of certain beneficial owners and management is incorporated by reference from the Company's
Definitive Proxy Statement.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information regarding certain relationships and related transactions is incorporated by reference from the Company's Definitive Proxy
Statement.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  1.   The following financial statements are submitted herewith in
          Part II:

     Report of Independent Public Accountants
     Balance Sheets
     Statements of Operations
     Statements of Stockholders' Equity
     Statements of Cash Flows
     Notes to Financial Statements

Exhibits

     3(a) Articles of Incorporation of the Company, as amended.(1) 3(b) Bylaws of the Company.(1)
     4    Form of Common Stock Certificate.(3)
     10(a) Revolving Line of Credit Agreement and Draw Term Note
               Agreement between the Company and Colorado National Bank (without exhibits).(1)
     10(b) Agreement dated January 2, 1991, between the Company and
               Colorado National Bank.(3)
     10(c) Agreement between the Company and Okabena Partnership V-6
               (without exhibits).(1)
     10(e) Incentive Stock Option Plan.(2)
     10(f) Non-qualified Stock Option Plan.(2)
     10(g) 1992 Incentive Stock Option Plan (4)
     10(h) 1994 Non-Employee Director Stock Option Plan (5)
     10(I) 1995 Dynamic Materials Corporation Form of Indemnity
            Agreement (6)
     27    Financial Data Schedule

     (1) Incorporated by reference from the Company's Registration Statement on Form S-1, Registration Number 33-35059, as filed on July 25, 1990.
     (2) Incorporated by reference from the Company's Registration Statement on Form S-8, as filed on February 3, 1990.
     (3) Incorporated by reference from the Company's filing on Form 8, Amendment 4 dated May 30, 1991.
     (4) Incorporated by reference from the Company's filing on Form 10KSB dated January 14, 1994, and amended by the Company's Proxy Statement dated October 10, 1994.
     (5) Incorporated by reference from the Company's Proxy Statement dated October 10, 1994.
     (6) Incorporated by reference from the Company's Proxy Statement dated July 21, 1995.

(b)  The Company filed reports on Form 8-K as follows:

     1. A Form 8-K was filed on June 23, 1995, announcing the adoption of a form of Indemnity Agreement for Directors and Officers of the Company.

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(Registrant)        DYNAMIC MATERIALS CORPORATION.
                    -----------------------------



By Paul Lange                        Date  February 29, 1996
  ------------------------------           -----------------
   President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Paul Lange                         February 29, 1996
     ------------------------------
     President


     Craig N. Evans                     February 29, 1996
     ------------------------------
     Chief Financial and
     Chief Accounting Officer


     Paul Lange                         February 29, 1996
     ------------------------------
     Director


     Dean K. Allen                      February 29, 1996
     ------------------------------
     Director


     Edward A. Keible                   February 29, 1996
     ------------------------------
     Director


     Michael C. Hone                    February 29, 1996
     ------------------------------
     Director


     George W. Morgenthaler             February 29, 1996
     ------------------------------
     Director

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------


                     INDEX TO FINANCIAL STATEMENTS
                     -----------------------------


                                                                  Page
                                                                  ----

Report of Independent Public Accountants                           F-1

Balance Sheets as of December 31, 1995 and 1994                    F-2

Statements of Operations for the Years Ended
     December 31, 1995 and 1994                                    F-4

Statements of Stockholders' Equity for the Years Ended
  December 31, 1995 and 1994                                       F-5

Statements of Cash Flows for the Years Ended
  December 31, 1995 and 1994                                       F-6

Notes to Financial Statements                                      F-8

                          ARTHUR ANDERSEN LLP









               REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
     Dynamic Materials Corporation:


We have audited the accompanying balance sheets of DYNAMIC MATERIALS CORPORATION (a Colorado corporation) as of December 31, 1995 and 1994, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Materials Corporation as of December 31, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



                                   Arthur Andersen LLP


Denver, Colorado,
     February 2, 1996.

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------


                            BALANCE SHEETS
                            --------------

                   AS OF DECEMBER 31, 1995 AND 1994
                   --------------------------------

               ASSETS                                                   1995                1994
               ------                                                ----------          ----------
CURRENT ASSETS:
     Cash and cash equivalents                                       $   487,573         $   664,116
     Accounts receivable, net of allowance for doubtful
          accounts of $150,000 and $125,000 for December 31,
          1995 and 1994, respectively                                  4,479,199           3,602,302
     Inventories (Note 2)                                              2,583,126           1,581,388
     Prepaid expenses and other (Note 6)                                 102,406              75,366
     Deferred tax assets (Note 5)                                        161,400             159,300
                                                                     ------------        ------------
               Total current assets                                    7,813,704           6,082,472
                                                                     ------------        ------------
PROPERTY, PLANT AND EQUIPMENT (Note 2)                                 4,072,932           3,730,898
     Less- Accumulated depreciation                                   (1,984,353)         (1,665,163)
                                                                     ------------        ------------
               Property, plant and equipment--net                      2,088,579           2,065,735
                                                                     ------------        ------------
DEFERRED TAX ASSETS (Note 5)                                              40,400             156,700
                                                                     ------------        ------------
OTHER ASSETS (Notes 2 and 6)                                              97,985              68,672
                                                                     ------------        ------------
                                                                     $10,040,668         $ 8,373,579
                                                                     ============        ============


          The accompanying notes to financial statements are an integral part of these balance sheets.

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------


                            BALANCE SHEETS
                            --------------

                   AS OF DECEMBER 31, 1995 AND 1994
                   --------------------------------

     LIABILITIES AND STOCKHOLDERS' EQUITY                               1995                1994
     ------------------------------------                            ----------          ----------
CURRENT LIABILITIES:
     Accounts payable                                                $ 2,216,922         $ 1,449,609
     Accrued expenses                                                    446,204             354,441
     Line of credit (Note 3)                                             600,000             100,000
     Current maturities of long-term debt (Note 3)                        86,913             179,979
                                                                     -----------         ------------
               Total current liabilities                               3,350,039           2,084,029
                                                                     -----------         ------------
LONG-TERM DEBT (Note 3)                                                  184,460             464,950
                                                                     -----------         ------------
COMMITMENTS AND CONTINGENCIES (Note 7)

STOCKHOLDERS' EQUITY (Note 4):
     Convertible preferred stock, $.05 par value;
          4,000,000 shares authorized; no issued and
          outstanding shares                                               --                  --
     Common stock, $.05 par value; 15,000,000 shares
          authorized; 2,500,923 and 2,493,423 shares
          issued and outstanding, respectively                           125,047             124,672
     Additional paid-in capital                                        5,877,059           5,867,059
     Retained earnings (deficit)                                         504,063            (167,131)
                                                                     -----------         ------------
                                                                       6,506,169           5,824,600
                                                                     -----------         ------------
                                                                     $10,040,668         $ 8,373,579
                                                                     ===========         ============


          The accompanying notes to financial statements are an integral part of these balance sheets.

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------


                       STATEMENTS OF OPERATIONS
                       ------------------------

            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
            ----------------------------------------------

                                                                        1995                1994
                                                                     ----------          ----------
NET SALES (Note 8)                                                   $19,521,133         $15,327,488

COST OF PRODUCTS SOLD                                                 15,281,973          11,167,327
                                                                     ------------        ------------
          Gross margin                                                 4,239,160           4,160,161
                                                                     ------------        ------------
COSTS AND EXPENSES:
     General and administrative expenses                               1,223,883           1,259,479
     Selling expenses                                                  1,564,382           1,251,158
     Research and development costs                                      345,375             578,676
                                                                     ------------        ------------
                                                                       3,133,640           3,089,313
                                                                     ------------        ------------
INCOME FROM OPERATIONS                                                 1,105,520           1,070,848

OTHER INCOME (EXPENSE):
     Other income                                                          1,420              26,086
     Interest expense                                                    (70,554)            (47,658)
     Interest income                                                      25,953              26,447
                                                                     ------------        ------------
          Income before income tax provision                           1,062,339           1,075,723

INCOME TAX PROVISION (Note 5)                                           (391,145)           (293,785)
                                                                     ------------        ------------
NET INCOME                                                           $   671,194         $   781,938
                                                                     ============        ============

NET INCOME PER SHARE (Note 2)                                               $.27                $.31
                                                                             ===                 ===

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING                                                       2,496,487           2,491,626
                                                                       =========           =========


            The accompanying notes to financial statements
               are an integral part of these statements.

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------


                  STATEMENTS OF STOCKHOLDERS' EQUITY
                  ----------------------------------

            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
            ----------------------------------------------

                                                   Common Stock            Additional     Retained
                                            --------------------------       Paid-In      Earnings
                                              Shares          Amount         Capital      (Deficit)
                                            ---------       ---------     ------------   -----------
BALANCES, December 31, 1993                   2,481,923       $123,972     $5,851,379     $(949,069)

     Common stock issued for stock
          option exercises                       14,000            700         15,680          -
     Net income                                    -              -              -          781,938
                                              ---------       --------     ----------     ----------
BALANCES, December 31, 1994                   2,495,923        124,672      5,867,059      (167,131)

     Common stock issued for stock
          option exercises                        5,000            375         10,000          -
     Net income                                    -              -              -          671,194
                                              ---------       --------     ----------     ----------
BALANCES, December 31, 1995                   2,500,923       $125,047     $5,877,059     $ 504,063
                                              =========       ========     ==========     ==========


          The accompanying notes to financial statements are an integral part of these statements.

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------


                        STATEMENTS OF CASH FLOW
                        -----------------------

            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
            ----------------------------------------------

                                                                        1995                1994
                                                                     ----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                        $   671,194             781,938
   Adjustments to reconcile net income
      to net cash from operating activities-
         Depreciation                                                    319,190             298,841
         Amortization                                                      8,258               8,480
         Provision for deferred income taxes                             114,200             176,048
         Writedown on abandonment of equipment                              -                182,270
         Decrease (increase) in-
            Accounts receivable, net                                    (876,897)         (1,411,931)
            Inventories                                               (1,001,738)           (501,240)
            Prepaid expenses and other                                   (27,040)              4,164
            Other assets                                                    -                  9,790
         Increase (decrease) in-
            Accounts payable                                             767,313             998,625
            Accrued expenses                                              91,763             (42,486)
                                                                      -----------         -----------
            Net cash flows from operating activities                      66,243             504,499
                                                                      -----------         -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                       (342,034)         (1,001,066)
     Change in other noncurrent assets                                   (45,021)              7,925
                                                                      -----------         -----------
               Net cash flows used in investing activities              (387,055)           (993,141)
                                                                      -----------         -----------


            The accompanying notes to financial statements
               are an integral part of these statements.

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------


                        STATEMENTS OF CASH FLOW
                        -----------------------

            FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
            ----------------------------------------------

                                                                        1995                1994
                                                                     ----------          ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments on long-term debt                                        $  (373,556)        $  (236,957)
   Proceeds from long-term debt                                             -                407,959
   Payments on line of credit                                         (1,001,556)         (2,500,000)
   Borrowings on line of credit                                        1,501,556           2,600,000
   Net proceeds from issuance of common stock                             10,375              16,380
   Notes receivable--employees                                             7,450              47,207
                                                                      -----------         -----------
          Net cash flows from financing activities                       144,269             334,589
                                                                      -----------         -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                               (176,543)           (154,053)

CASH AND CASH EQUIVALENTS, beginning of the period                       664,116             818,169
                                                                      -----------         -----------

CASH AND CASH EQUIVALENTS, end of the period                         $   487,573         $   664,116
                                                                     ============        ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for-
       Interest                                                      $    70,554         $    47,658
                                                                     ============        ============
       Income taxes                                                  $   205,000         $   116,100
                                                                     ============        ============

            The accompanying notes to financial statements
               are an integral part of these statements.

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------


                     NOTES TO FINANCIAL STATEMENTS
                     -----------------------------

                      DECEMBER 31, 1995 AND 1994
                      --------------------------


(1)  ORGANIZATION AND BUSINESS
     -------------------------

Dynamic Materials Corporation (the "Company"), formerly Explosive Fabricators, Inc., was incorporated in the state of Colorado in 1971, for the purpose of explosive metal working. The Company is based in the United States and has customers throughout North America, Western Europe and the Far East. The Company uses two primary technologies-- cladding, in which two or more metals are metallurgically joined; and forming, in which metals and clad metals are shaped, shock hardened or altered by using explosives. A significant portion of the Company's revenues and receivables are from cladding sales to the chemical processing industry.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements included in inventory are material, labor and factory overhead.

Inventories consist of the following at December 31, 1995 and 1994:

                                      1995           1994
                                   ----------     ----------

          Raw materials            $  261,024     $  176,746
          Work in process           2,096,802      1,256,204
          Supplies                    225,300        148,438
                                   ----------     ----------
                                   $2,583,126     $1,581,388
                                   ==========     ==========

     Property, Plant and Equipment
     -----------------------------

Property, plant and equipment are recorded at cost. Additions, improvements and betterments are capitalized when incurred. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset as follows:

     Building and improvements                         3-20 years
     Manufacturing equipment and tooling               3-15 years
     Furniture, fixtures and computer equipment        3-10 years
     Vehicles                                          3-5  years


Property, plant and equipment consists of the following at December 31, 1995 and 1994:

                                                1995           1994
                                             ----------     ----------

  Land                                       $  145,708     $  145,708
  Building and improvements                   1,399,814      1,325,319
  Manufacturing equipment and tooling         2,040,755      1,873,256
  Furniture, fixtures and computer equipment    447,298        359,440
  Vehicles                                       20,363         23,789
  Construction-in-progress                       18,994          3,386
                                             ----------     ----------
                                             $4,072,932     $3,730,898
                                             ==========     ==========


     Intangible Assets
     -----------------

The Company holds numerous United States product and process patents related to the business of explosion metal working and metallic products produced by various explosive processes. The Company's current patents expire between 1996 and 2010; however, expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

Patent costs are included in other assets in the accompanying balance sheets and include primarily legal and filing fees associated with the patent registration. These costs are amortized over the expected useful life of the issued patent, up to 17 years.

     Revenue Recognition
     -------------------

The Company's contracts with its customers generally require the delivery of several products per contract. The Company records revenue from its contracts using the completed contract method upon shipment of completed products to the customer. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, the Company provides currently for such anticipated loss.

     Research and Development Costs
     ------------------------------

Research and development expenditures for the creation and application of new and improved products and processes are expensed as incurred and consist of labor, materials and related overhead expenses.

     Net Income Per Share
     --------------------

Net income per common share has been computed based upon the weighted average number of shares of common stock and, if the aggregate dilutive effect is greater than 3%, common stock equivalents outstanding during each period. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock options (Note 4).

     Use of Estimates
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Income Taxes
     ------------

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences based on enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences, loss carryforwards and tax credit carryforwards.
Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (see Note 5).

     Cash and Cash Equivalents
     -------------------------

For purposes of the statements of cash flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(3)  LINE OF CREDIT AND LONG-TERM DEBT
     ---------------------------------

     Line of Credit
     --------------

At December 31, 1995, the Company had an outstanding balance of $600,000 on its revolving line of credit which expires on June 1, 1996. The line of credit bears interest at prime (prime at December 31, 1995, was 8.5%). Amounts which may be drawn on the line of credit are limited to a maximum borrowing base, as defined, but may not exceed $2,000,000.

     Long-Term Debt
     --------------

Long-term debt consists of the following at December 31, 1995 and 1994:


                                                                          1995               1994
                                                                       -----------       -----------
     Note payable to a bank, interest at prime plus 3/4%;
       secured by a first deed of trust on the related real
       property, paid in 1995                                        $     -             $ 286,267

     Note payable to a financial institution payable in
       monthly installments of $3,104 including interest at
       8.85% through June 30, 1998, secured by selected
       Company assets                                                    83,270            111,767

     Note payable to a financial institution payable in
       monthly installments of $5,786 including interest at
       8.37% through January 31, 1999, secured by selected
       Company assets                                                   188,103            239,604

     Note payable to a bank, interest at prime plus 1/2%;
       payable in monthly installments of $7,292 plus
       interest, paid in 1995                                              -                 7,291
                                                                     -----------         ----------
                                                                        271,373            644,929

       Less- Current maturities                                         (86,913)          (179,979)
                                                                     -----------         ----------
                                                                     $  184,460          $ 464,950
                                                                     ===========         ==========

Principal repayments of long-term debt at December 31, 1995, are summarized as follows:

          Year ending December 31-
            1996                                         $ 86,913
            1997                                           94,637
            1998                                           84,077
            1999                                            5,746
                                                         --------
               Total                                     $271,373
                                                         ========


The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

(4)  COMMON STOCK OPTIONS AND BENEFIT PLAN
     -------------------------------------

The Company maintains both incentive and nonqualifying stock option plans. Options are generally granted at fair market value at date of grant which is calculated as the average of the bid and ask price of the Company's common stock. Options are generally granted for a period of four years and vest 25% annually.

Activity in the plans during each of the years ended December 31, 1995 and 1994, is as follows:

                                                                        Number of           Price Per
                                                                          Shares              Share
                                                                       -----------        -------------
     Options outstanding, December 31, 1993                              163,000          $1.17  - $3.63
          Granted                                                        111,000           2.75  -  3.12
          Canceled                                                       (44,500)          1.17  -  2.75
          Exercised                                                      (14,000)                   1.17
          Expired                                                           -                    -
                                                                         --------         ---------------

     Options outstanding, December 31, 1994                              215,500           1.17  -  3.63
                                                                         ========
          Granted                                                        159,000           1.875 -  2.81
          Canceled                                                       (19,500)          1.17  -  2.80
          Exercised                                                       (5,000)          1.875 -  2.125
          Expired                                                           -                    -
                                                                         --------         ---------------

     Options outstanding, December 31, 1995                              350,000          $1.63  -  3.63
                                                                         ========         ===============

     Options exercisable at December 31, 1995 (with
        remainder becoming exercisable through 1998)                      79,500          $1.63  - $3.63
                                                                         ========         ===============

As an incentive to accept employment, the Company offered a new officer the right to purchase 10,000 shares of the Company's common stock at market value and another 10,000 shares at par value. For the common stock purchased at par value, the Company recorded compensation expense in the accompanying statement of operations for the year ended December 31, 1994 equal to the difference between the common stock par value and its fair market value.

During November 1994, the Company's stockholders approved the Nonemployee Director Stock Option Plan. There are 100,000 shares of common stock authorized to be granted under the plan and all options will be granted at 100% of the fair market value of the stock at the date of grant. As of December 31, 1995, 25,000 options to purchase common stock at $2.88 per share and 10,000 options to purchase common stock at $2.81 per share had been granted. The options are exercisable over a four-year vesting period.

     401(k) PLAN
     -----------

The Company offers a contributory 401(k) plan (the "Plan") to its employees. The Company made matching contributions to the Plan at 50% of the employees' contribution for the first 8 percent of the employees' compensation for most of 1995. The Company previously matched employee contributions at 25% of the employees' contribution for the first 8%. Total Company contributions were approximately $41,300 and $30,800 for the years ended December 31, 1995 and 1994, respectively.

(5)  INCOME TAXES
     ------------

The components of the provision for income taxes are as follows:

                                                1995           1994
                                             ----------     ----------

     Current                                   $276,945       $117,737
     Deferred                                   114,200        176,048
                                               --------       --------
     Income tax provision                      $391,145       $293,785
                                               ========       ========


The components of the net deferred income tax assets at December 31, 1995 and 1994 were as follows:

                                                1995           1994
                                             ----------     ----------

     Allowance for doubtful accounts          $  55,500     $  46,300
     Inventory                                    9,300        17,800
     Vacation accrual                            42,500        33,300
     Repair reserve                              37,000        55,500
     Depreciation                               (28,600)      (17,800)
     Other                                       17,100         6,400
     Tax credit carryforwards                    69,000       229,500
     Less- Valuation allowance                     -          (55,000)
                                              ----------    ----------

        Net deferred tax assets                 201,800       316,000

     Less- Current portion                     (161,400)     (159,300)
                                              ----------    ----------

        Net deferred tax assets--long-term    $  40,400     $ 156,700
                                              ==========     =========


At December 31, 1995, the Company has research and development, investment tax credit, job credit and general business credit carryforwards totaling approximately $69,000 which expire from 1996 through 2008.

The Company had established a valuation allowance of $55,000 as of December 31, 1994 for certain tax credit carryforwards which, based upon circumstances known at that time, were not certain to be realized due to their expiration dates of otherwise. As of December 31, 1995, the Company has eliminated the valuation allowance because the uncertainties surrounding such credit carryforwards have been removed.

A reconciliation of the Company's income tax provision computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:

                                                1995           1994
                                             ----------     ----------

     Federal income tax at
       statutory rate                         $361,200       $365,750
     State taxes, net of federal
       tax effect                               38,800         10,100
     Nondeductible expenses                     12,400          8,400
     Other, net                                 33,745        (33,465)
     Change in valuation allowance             (55,000)       (57,000)
                                              ---------       --------
     Provision for income taxes               $391,145       $293,785
                                              =========      =========


(6)  EMPLOYEE RECEIVABLES
     --------------------

The board of directors approved loans to certain of the Company's officers. The loans bear interest at prime plus 3/4%, are payable monthly and mature from June 1996 to April 1998. The outstanding balances at December 31, 1995 and 1994 are $36,823 and $44,273, respectively.

(7)  COMMITMENTS AND CONTINGENCIES
     -----------------------------

The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under noncancelable operating leases are as follows:

          Year ending December 31-
            1996                                         $182,185
            1997                                          106,638
            1998                                           30,454
            1999                                           15,203


Total rental expense included in operations was approximately $227,800 and $258,700 in the years ended December 31, 1995 and 1994, respectively.

In fiscal 1993, the Company received notice from a customer that several contracts had been terminated for convenience of the customer. Federal procurement regulations obligated the customer to compensate the Company for certain costs incurred through the termination date. During 1994, the Company reached a settlement with this customer which caused a writedown on abandonment of equipment of $182,270 and a net gain on settlement of approximately $373,000 which are included in the Company's gross margin for 1994.

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position of the Company.

(8)  SIGNIFICANT CUSTOMER
     --------------------

During the year ended December 31, 1994, one customer accounted for approximately 14% of net sales. No single customer accounted for more than 10% of net sales during the year ended December 31, 1995.

                             EXHIBIT INDEX

Exhibit
  No.      Description
--------   ------------

  27       Financial Data Schedule