Form 10QSB
period 1996-03-31
DYNAMIC MATERIALS CORP
filed 1996-05-01
CIK 34067

                U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-QSB
                              -----------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED:  MARCH 31, 1996
     -----------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from _______________ to _______________

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

                     COMMON STOCK, $.05 PAR VALUE
                           (Title of Class)
                           ----------------

  Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

   State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,510,923 shares of common stock as of March 31,1996.
- ----------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                     DYNAMIC MATERIALS CORPORATION
                       CONDENSED BALANCE SHEETS

                              (Unaudited)

                                                                            March 31,    December 31,
                            ASSETS                                            1996          1995
                                                                              ----          ----
Current Assets:
     Cash and cash equivalents                                            $ 1,706,440    $   487,573
     Accounts Receivable (Less:  allowance of $150,000)                     2,915,886      4,479,199
     Inventories (Note 2)                                                   2,065,011      2,583,126
     Deferred Tax Asset                                                       161,400        161,400
     Prepaid Expenses                                                         146,632        102,406
                                                                           ----------     ----------

          Total Current Assets                                              6,995,369      7,813,704

Property, Plant & Equipment                                                 4,167,182      4,072,932
     Less:  Accumulated Depreciation                                       (2,070,364)    (1,984,353)
                                                                           ----------     ----------

     Property, Plant & Equipment, net                                       2,096,818      2,088,579

Other Assets:
     Deferred Tax Asset                                                        40,400         40,400
     Other (Note 3)                                                            51,098         97,985
                                                                           ----------     ----------

          Total Assets                                                    $ 9,183,685    $10,040,668
                                                                           ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Note Payable                                                         $         0    $   600,000
     Accounts Payable                                                       1,526,318      2,216,922
     Accrued Expenses                                                         636,513        446,204
     Current Maturities of Long-Term Debt                                      89,169         86,913
                                                                           ----------     ----------

          Total Current Liabilities                                         2,252,000      3,350,039

Long-Term Debt (Note 4)                                                       156,721        184,460

Stockholder's Equity:
     Preferred Stock, $.05 par value; Authorized 4,000,000 shares
       No shares Issued and Outstanding                                             0              0
     Common Stock, $.05 par value; Authorized 15,000,000 shares;
       Issued and Outstanding 2,510,923 & 2,500,923 shares                    125,484        125,047
     Additional Paid-In-Capital                                             5,895,121      5,877,059
     Retained Earnings                                                        754,359        504,063
                                                                           ----------    -----------
                                                                            6,774,964      6,506,169
                                                                           ----------     ----------

          Total Liabilities and Stockholders' Equity                      $ 9,183,685    $10,040,668
                                                                            =========     ==========

           See Notes to the Condensed Financial Statements.

                     DYNAMIC MATERIALS CORPORATION
                    CONDENSED STATEMENTS OF INCOME

                              (Unaudited)

                                                                              Three Months Ended
                                                                                    March 31,
                                                                              1996           1995
                                                                              ----           ----
NET SALES                                                                  $5,995,574     $3,492,758

COST OF PRODUCTS MANUFACTURED                                               4,875,250      2,738,847
                                                                            ---------      ---------

     Gross Margins                                                          1,120,324        753,911

COSTS AND OTHER EXPENSES:

     General and Administrative                                               349,633        291,188

     Selling Expense                                                          290,757        310,991

     Research and Development                                                  85,817        107,127
                                                                            ---------      ---------

INCOME FROM OPERATIONS                                                        394,117         44,605

     Interest (Income) Expense, Net                                            (4,178)        16,495
                                                                            ---------      ---------

INCOME BEFORE PROVISION FOR TAXES                                             398,295         28,110

     Provision for Income Taxes                                               148,000          9,000
                                                                            ---------      ---------

NET INCOME                                                                 $  250,295     $   19,110
                                                                            =========      =========

PRIMARY AND FULLY DILUTED NET INCOME PER SHARE:

     Net Income per share (Note 5)                                              $0.10          $0.01
                                                                                 ====           ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

     Primary and Fully Diluted (Note 5)                                     2,505,900      2,493,423
                                                                            =========      =========

           See Notes to the Condensed Financial Statements.

                     DYNAMIC MATERIALS CORPORATION
                        STATEMENTS OF CASH FLOW

                              (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                                    1996           1995
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                                $   250,295     $   19,110
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
          CASH FROM OPERATING ACTIVITIES
               Depreciation                                                         83,762         65,865
               Amortization                                                          2,250          2,250
               (Increase) decrease in Receivables                                1,563,313        662,194
               (Increase) decrease in Inventories                                  656,014        164,307
               (Increase) decrease in Deferred Tax Asset & Prepaid expense        (128,229)         3,985
               Increase (decrease) in Accounts payable                            (690,604)      (759,351)
               Increase (decrease) in Accrued expenses                             182,965       (149,499)
                                                                                 ---------       --------

               CASH FLOWS FROM OPERATING ACTIVITIES                              1,919,766          8,861

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
               (Acquisition) of Fixed Assets                                       (94,250)       (83,750)
               (Increase) Decrease in Other Assets                                     333           (200)
                                                                                 ---------       --------

               CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                      (93,917)       (83,950)
                                                                                 ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
               Net (Repayment) Borrowings under Bank Line                         (600,000)      (100,000)
               Increase in Long-Term Debt                                                0              0
               (Repayment) of Long-Term Debt                                       (25,482)       (49,574)
               Issuance of Common Stock upon option exercise                        18,500              0
                                                                                 ---------       --------

               CASH FLOWS FROM FINANCING ACTIVITIES                               (606,982)      (149,574)
                                                                                 ---------       --------

INCREASE IN CASH AND EQUIVALENTS                                                 1,218,867       (224,663)
CASH AND EQUIVALENTS BEGINNING OF PERIOD                                           487,573        664,116
                                                                                 ---------       --------

CASH AND EQUIVALENTS END OF PERIOD                                              $1,706,440      $ 439,453
                                                                                 =========       ========

           See Notes to the Condensed Financial Statements.

                     DYNAMIC MATERIALS CORPORATION
              NOTES TO THE CONDENSED FINANCIAL STATEMENTS


1. The information included in the Condensed Financial Statement is unaudited, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the Company's 1995 Annual Report filed on Form 10KSB.

2.   INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                          March 31     December 31
                                            1996          1995
                                            ----          ----

          Raw Stock, net                $  310,144     $  261,024
          Work-In-Process                1,581,954      2,096,802
          Supplies                         172,913        225,300
                                         ---------     ----------

                                        $2,065,011     $2,583,126
                                         =========      =========

3.   OTHER NON-CURRENT ASSETS:

This caption on the Condensed Balance Sheet includes the following:

                                          March 31     December 31
                                            1996          1995
                                            ----          ----

          Non-Current Receivable, net     $ 20,833      $ 23,333
          Other Deposits                    18,808        60,968
          Intangibles, net                  40,400        40,400
                                           -------       -------

                                          $ 80,041      $124,701
                                           =======       =======

4.   LONG-TERM DEBT AND CURRENT MATURITIES

This caption on the Condensed Balance Sheet includes the following:

                                           March 31     December 31
                                             1996          1995
                                             ----          ----

Concord Financial - Equipment, 8.375%     $  245,890    $  271,373

          Less:  Current Portion             (89,169)      (86,913)
                                           ---------     ---------

                                          $  156,721    $  184,460
                                           =========     =========

5.   NET INCOME PER COMMON SHARE:

Primary Earnings Per Common Share has been calculated based upon the weighted average number of Common Shares outstanding during the periods: 2,505,900 (1996) and 2,496,487 shares (1995).

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


                    LIQUIDITY AND CAPITAL RESOURCES


The term "liquidity", as used herein, is defined as the ability of the Corporation to generate adequate amounts of cash to meet its needs for cash. The interpretation is broad in that both internal as well as external sources of liquidity over the short and long term are considered. Capital resources represent those assets currently available to the Corporation that may be used to satisfy both liquidity as well as other requirements for funds, such as anticipated capital expenditures. As noted in the Statements of Cash Flows (see financial statements), cash flows generated by "operating activities" during the three month period ended March 31, 1996 totaled $1,919,766 in comparison to an increase of $8,861 during the same period of 1995. The significant increase in 1996 is due to a reduction in Accounts Receivable and Inventory since December 31, 1995, as well as an increase in the amount of Net Income generated on higher Sales in the 1996 quarter. The current ratio was 3.1 at March 31, 1996 in comparison to 2.3 at December 31, 1995.

Cash flows used in "investing activities" were $93,917 through March 31, 1996 versus $83,950 for the quarter ended March 31, 1995. The spending levels for these periods reflect normal operating activities and accordingly should be expected to continue.

Historically, and currently, the Corporation has secured the major portion of its operational financing from three sources: (1) internally generated funds; (2) an asset-based revolving line of credit and (3) trade credit. At March 31, 1996 no amounts were outstanding under the revolving line of credit, in comparison to $600,000 outstanding at December 31, 1995. Trade accounts payable make up 68% and 66% of total current liabilities at March 31, 1996 and December 31, 1995, respectively. At March 31, 1996 the Corporation had $2,000,000 of unused borrowing availability under its revolving line of credit, in comparison to $1,400,000 at December 31, 1995. The line of credit is secured by qualifying trade receivables and raw materials inventory. The line is renewable annually on June 1, subject to bank approval. The Corporation has used a commercial line of credit since 1989. If the line were not extended or similar financing secured, such event may negatively affect the Corporation's ability to meet its future cash requirements. Long-term debt consists of an installment loan with a balance at March 31, 1996 of $245,890, with a financial institution, secured by specific equipment (see Note 4 to the financial statements).

The nature of the Corporation's business is contract specific (versus standard products), thus failure to complete contracts on a timely basis or failure to obtain future contracts at an adequate rate could adversely affect the Corporation's ability to meet its cash requirements exclusively through internal sources.
                         RESULTS OF OPERATIONS

The following table summarizes certain items included in the Corporation's Statements of Operations for the third quarter ending September 30:

                                     AS A PERCENTAGE OF REVENUES
                                     ---------------------------
                                       QUARTER ENDED  MARCH 31
                                       -----------------------
                                         1996           1995
                                         ----           ----

Net Sales                              100.0%         100.0%
Cost of Goods Sold                      81.3%          78.4%
Gross Margin                            19.7%          21.6%
R & D                                    1.4%           3.1%
Selling Expenses                         4.8%           8.9%
General & Admin.                         5.8%           8.3%
Interest (Income) Expense, Net           (.7%)           .5%


       QUARTER ENDED  MARCH 31, 1996 COMPARED TO MARCH 31, 1995

The Corporation's Net Sales in the March 31, 1996 quarter increased by 72% over the comparable quarter of 1995. However, Gross Margins increased by only 49% due to competitive conditions in the bonding market in 1996.

Selling expense declined in 1996 by 7% over 1995's level due to certain non-recurring recruitment and relocation costs which were included in the 1995 period. General and Administrative expense increased by 20% in 1996's quarter due to increased staffing, and certain consulting costs which were not incurred in 1995's quarter.

Research and Development costs were $21,310 lower in 1996's quarter than in the comparable 1995 quarter. This reduction was due to more of the total engineering effort being directed to manufacturing activities versus new product or process development.

Interest expense declined from $20,752 in 1995 to $8,517 in 1996 due to the reduction in short-term borrowings in 1996. Further, Interest Income increased to $12,695 in 1996 from $4,258 in 1995 by investment of surplus cash in short-term investments during the 1996 period.

                      PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     (a)  None.

     (b)  None.

     (c)  None.

     (d)  None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     (a.) None.

     (b.) None.

                              SIGNATURES




     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                              DYNAMIC MATERIALS CORPORATION
                              -----------------------------

                                      (Registrant)






Date:  April 30, 1996         Craig N. Evans
       --------------         ----------------------------------------

                              Craig N. Evans, Vice President Finance
                              and Chief Financial Officer