Form 10QSB
period 1996-06-30
DYNAMIC MATERIALS CORP
filed 1996-08-14
CIK 34067

                U.S. SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

                              FORM 10-QSB
                              -----------

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

            FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996
            ----------------------------------------------

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

     For the transition period from _______________ to _______________

                    Commission file number:  0-8328
                                             ------

                     DYNAMIC MATERIALS CORPORATION
                     -----------------------------
            (Name of small business issuer in its charter)

           COLORADO                           84-0608431
           --------                           ----------
(State or other jurisdiction        (I.R.S. EmployerIdentification No.)
 of incorporation or organization)

551 Aspen Ridge Drive, Lafayette                     80026
- ---------------------------------                    -----
(Address of principal executive office)            (Zip Code)

Issuer's telephone number, including Area Code (303) 665-5700
                                               --------------

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

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
2,519,423 shares of common stock as of June 30,1996.
- ----------------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS

                     DYNAMIC MATERIALS CORPORATION
                       CONDENSED BALANCE SHEETS

                              (Unaudited)

                                                                            June 30      December 31
                            ASSETS                                            1996          1995
                                                                              ----          ----
Current Assets:
     Cash and cash equivalents                                            $ 2,090,031    $   487,573
     Accounts Receivable (Less:  allowance of $150,000)                     3,255,054      4,479,199
     Inventories (Note 2)                                                   1,477,522      2,583,126
     Deferred Tax Asset                                                       120,000        161,400
     Prepaid Expenses & Deposits                                              145,126        102,406
                                                                           ----------     ----------

          Total Current Assets                                              7,087,733      7,813,704

Property, Plant & Equipment                                                 4,192,103      4,072,932
     Less:  Accumulated Depreciation                                       (2,156,746)    (1,984,353)
                                                                           ----------     ----------

     Property, Plant & Equipment, net                                       2,035,357      2,088,579

Other Assets:
     Deferred Tax Asset                                                        10,000         40,400
     Other (Note 3)                                                            46,399         97,985
                                                                           ----------     ----------

          Total Assets                                                    $ 9,179,489    $10,040,668
                                                                           ==========     ==========

                LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Note Payable                                                         $         0    $   600,000
     Accounts Payable                                                       1,367,745      2,216,922
     Accrued Expenses                                                         521,295        446,204
     Current Maturities of Long-Term Debt                                      90,676         86,913
                                                                           ----------     ----------

          Total Current Liabilities                                         1,979,716      3,350,039

Long-Term Debt (Note 4)                                                       138,354        184,460

Stockholder's Equity:
     Preferred Stock, $.05 par value; Authorized 4,000,000 shares
       No shares Issued and Outstanding                                             0              0
     Common Stock, $.05 par value; Authorized 15,000,000 shares;
       Issued and Outstanding 2,519,423 & 2,500,923 shares                    126,272        125,047
     Additional Paid-In-Capital                                             5,927,084      5,877,059
     Retained Earnings                                                      1,008,063        504,063
                                                                           ----------    -----------
                                                                            7,061,419      6,506,169
                                                                           ----------     ----------

          Total Liabilities and Stockholders' Equity                      $ 9,179,489    $10,040,668
                                                                            =========     ==========

           See Notes to the Condensed Financial Statements.

                     DYNAMIC MATERIALS CORPORATION
                    CONDENSED STATEMENTS OF INCOME

                              (Unaudited)

                                                        Three Months Ended             Six Months Ended
                                                             June 30                        June 30
                                                       1996           1995            1996          1995
                                                       ----           ----            ----          ----
NET SALES                                            $5,708,423     $3,109,036     $11,703,997    $6,601,794

COST OF PRODUCTS MANUFACTURED                         4,524,491      2,388,229       9,399,741     5,127,076
                                                      ---------      ----------     -----------    ----------

     Gross Margins                                    1,183,932        720,807       2,304,256     1,474,718

COSTS AND OTHER EXPENSES:

     General and Administrative                         391,472        258,159         741,105       549,347

     Selling Expense                                    315,014        368,626         605,771       679,617

     Research and Development                            82,322         90,705         168,139       197,832
                                                      ---------      ----------     -----------    ----------

INCOME FROM OPERATIONS                                  395,124          3,317         789,241        47,922

     Interest (Income) Expense, Net                      (6,581)         8,415         (10,759)       24,910
                                                       ---------     ----------     -----------    ----------

INCOME BEFORE PROVISION FOR TAXES                       401,705         (5,098)        800,000        23,012

     Provision for Income Taxes                         148,000              0         296,000         9,000
                                                       ---------      ---------     -----------    ----------

NET INCOME                                           $  253,705        ($5,098)    $   504,000    $   14,012
                                                       =========        =======       =========     =========

PRIMARY AND FULLY DILUTED NET INCOME PER SHARE:

     Net Income per share (Note 5)                        $0.10         ($0.00)          $0.20          $0.01
                                                           ====          ======           ====           ====

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:

     Primary and Fully Diluted (Note 5)               2,508,000      2,495,000       2,506,000       2,494,000
                                                      =========      =========       =========       =========

           See Notes to the Condensed Financial Statements.

                     DYNAMIC MATERIALS CORPORATION
                        STATEMENTS OF CASH FLOW

                              (Unaudited)

                                                                                     Six Months Ended
                                                                                         June 30
                                                                                    1996           1995
                                                                                    ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
     NET INCOME                                                                $   504,000     $   14,012
     ADJUSTMENTS TO RECONCILE NET INCOME TO NET
          CASH FROM OPERATING ACTIVITIES
               Depreciation                                                        172,393        131,730
               Amortization                                                          4,500          4,500
               (Increase) decrease in Receivables                                1,224,145      1,743,814
               (Increase) decrease in Inventories                                1,105,604       (676,627)
               (Increase) decrease in Deferred Tax Asset & Prepaid expense          (4,076)        (6,041)
               Increase (decrease) in Accounts payable                            (849,177)      (132,756)
               Increase (decrease) in Accrued expenses                              78,854       (255,338)
                                                                                 ---------       --------

               CASH FLOWS FROM OPERATING ACTIVITIES                              2,236,243        823,294

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES
               (Acquisition) of Fixed Assets                                      (120,179)      (115,714)
               (Increase) Decrease in Other assets                                  77,486           (200)
                                                                                 ---------       --------

               CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES                      (42,693)      (115,914)
                                                                                 ---------       --------

CASH FLOWS FROM FINANCING ACTIVITIES
               Net (Repayment) Borrowings under Bank Line                         (600,000)      (100,000)
               Increase in Long-Term Debt                                                0              0
               (Repayment) of Long-Term Debt                                       (42,342)       (92,302)
               Issuance of Common Stock upon option exercise                        51,250              0
                                                                                 ---------       --------

               CASH FLOWS FROM FINANCING ACTIVITIES                               (591,092)      (192,302)
                                                                                 ---------       --------

INCREASE IN CASH AND EQUIVALENTS                                                 1,602,458        515,078
CASH AND EQUIVALENTS BEGINNING OF PERIOD                                           487,573        664,116
                                                                                 ---------       --------

CASH AND EQUIVALENTS END OF PERIOD                                              $2,090,031     $1,179,194
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

2.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                             June 30    December 31
                                             -------    -----------
                                               1996         1995
                                               ----         ----

          Raw Stock, net                     $328,800     $261,024
          Work-In-Process                     957,320    2,096,802
          Supplies                            191,402      225,300
                                              -------      -------

                                           $1,477,522   $2,583,126
                                            =========    =========

3.  OTHER NON-CURRENT ASSETS:

This caption on the Condensed Balance Sheet includes the following:

                                             June 30    December 31
                                             -------    -----------
                                               1996         1995
                                               ----         ----

          Non-Current Receivable, net        $18,334      $23,333
          Other Deposits                      18,858       60,968
          Intangibles, net                    10,000       40,400
                                              -------      -------

                                             $47,192     $124,701
                                              ======      =======

4.  LONG TERM DEBT AND CURRENT MATURITIES

This caption on the Condensed Balance Sheet includes the following:

                                             June 30    December 31
                                             -------    -----------
                                               1996         1995
                                               ----         ----

Concord Financial - Equipment, 8.375%        $229,030     $271,373

          Less: Current Portion               (90,676)     (86,913)
                                              --------     --------

                                             $138,354     $184,460
                                              =======      =======
5.  NET INCOME PER COMMON SHARE:

Primary Earnings Per Common Share has been calculated based upon the weighted average number of Common Shares outstanding during the periods: 2,506,000 (1996) and 2,494,000 shares (1995).

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Overview
- --------

          The Company's results of operations for the three- and six-month periods ended June 30, 1996 have been favorably impacted by increased manufacturing and sales activity, principally for cladding products, as compared with comparable periods in 1995. A portion of these increases are shipments of orders received in prior periods which have been reflected in previously reported inventory. Orders continue to be received at higher levels than in the comparable 1995 periods. A significant portion of the Company's present and future sales activity derives from increased sales to offshore customers concentrated in the Pacific Rim. The Company expects that approximately 35% of its sales reflect activity in this market, both through direct sales and through intermediaries.

          Subsequent to the second quarter, on July 22, 1996, the Company completed the acquisition from E.I. DuPont de Nemours and Company of the assets of the Detaclad operation, for a purchase price of $4,978,469. This was financed through $3,728,469 of borrowings and $1,250,000 from cash on hand. This acquisition expands the Company's operations significantly, as the Detaclad assets represent approximately a 50% increase in the Company's total assets as of December 31, 1995 and, in the year ended December 31, 1995, the Detaclad assets as operated by DuPont generated approximately $11,000,000 in sales revenues. As a result, the Company's results subsequent to the acquisition will not be directly comparable with pre-acquisition results.


         QUARTER ENDED JUNE 30, 1996 COMPARED TO JUNE 30, 1995



          The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                                             Percentage of Net Sales
                                                             -----------------------
                                               Three Months Ended June 30,    Six Months Ended June 30,
                                               ---------------------------    ------------------------
                                                  1996           1995           1996           1995
                                                  ----           ----           ----           ----
Net sales                                        100.0%         100.0%         100.0%         100.0%

Cost of products manufactured                     79.3%          76.8%          80.3%          77.7%
                                                 -----          -----          -----          -----

Gross margin                                      20.7%          23.2%          19.7%          22.3%

General and administrative                         6.9%           8.3%           6.3%           8.3%

Selling expense                                    5.5%          11.9%           5.3%          10.3%

Research and development                           1.4%           2.9%           1.4%           3.0%

Interest (income) expense, net                     (.1%)           .3%           (.1%)           .4%

Income tax provision                               2.6%            .0%           2.5%            .1%
                                                 -----          -----          -----          -----

Net income                                         4.4%          (0.2%)          4.3%            .2%
                                                   ===            ===            ===            ===

          Net Sales.  Net sales increased 84% to $5,708,400 in the
          ---------
quarter ended June 30, 1996 from $3,109,000 for the comparable quarter in 1995. For the six months ended June 30, 1996, net sales increased 77%, to $11,703,900 from $6,601,800 for the comparable period in 1995. These increases were due to higher levels of contract activity, principally for cladding products and in the Pacific Rim countries, and completion of manufacturing and shipment of products that had been reflected in high inventory levels in prior periods. The backlog at December 31, 1995 was $7,000,000, compared with backlog at June 30, 1996 of $8,500,000.

          Gross Margin.  For the three months ended June 30, 1996,
          ------------
gross margin expressed as a percentage of net sales, was 20.7%, compared to 23.2% in the comparable period in 1995. For the comparable six month periods, gross margin was 19.7% of net sales for the first six months of 1996, compared with 22.3% of net sales in the comparable 1995 period. The decrease in the percentage of net sales represented by gross margin was due principally to lower levels of sales of formed products in 1996, as formed products are sold at higher margins than clad products. Pricing of the Company's clad products increased slightly in the second quarter of 1996 compared with the first quarter, increasing gross margins in the second quarter.

          General and Administrative.  General and administrative
          --------------------------
expenses increased 52% in the three months ended June 30, 1996 from $258,200 to $391,500, primarily as a result of increased bonus accrual, increased insurance expense for expanded coverage and directors' and officers' liability insurance, increased travel and entertainment expenses, increased consulting costs, a new investor relations initiative, and a new operating lease for telephone equipment. Certain of these increased costs, particularly travel and consultant costs, were incurred in connection with the DuPont acquisition and will be non-recurring costs. Other increases will remain at higher levels to support higher levels of sales activity. General and administrative costs increased 35% to $741,100 in the six months ended June 30, 1996 compared to $549,300 in the first six months of 1995, principally reflecting higher bonus accrual, increased insurance expense, a new investor relations initiative, and increased compensation and consulting expenses. Despite the increases, general and administrative expenses as a percentage of net sales decreased from 8.3% to 6.9% for the three months ended June 30, 1995 and 1996, respectively, and from 8.3% to 6.3% for the six months ended June 30, 1995 and 1996, respectively, as a result of the higher level of net sales.

          Selling Expense.  Selling expense decreased by 15%, from
          ---------------
$368,600 in the three months ended June 30, 1995 to $315,000 in the three months ended June 30, 1996. Similarly, selling expense decreased by 11% in the comparable six-month periods, from $679,600 in the six months ended June 30, 1995 to $605,800 in the comparable 1996 period. The decreases are due in part to reduced staffing levels in 1996 and the non-recurring recruiting and relocation expense in the 1995 period associated with the retention during that period of a new Vice President of Marketing and Sales. Additionally, in the 1995 period, there was more significant international travel due to an increased effort to establish the Company's presence in offshore markets. The Company expects that selling expense levels may increase somewhat in the latter half of 1996, as certain marketing activities have been deferred due to the focus on the DuPont acquisition.
Selling expense as a percentage of net sales was 5.5% in the three months ended June 30, 1996, compared with 11.9% in the year earlier period, and 5.3% in the six months ended June 30, 1996, compared with 10.3% in the year earlier period, as a result of both lower selling expenses and higher net sales in 1996.

          Research and Development.  Research and development expenses
          ------------------------
decreased 9% to $82,300 in the three months ended June 30, 1996, from $90,700 in the year earlier period. Research and development expenses declined 15% over the comparable six-month periods, from $197,800 for the six months ended June 30, 1995 to $168,100 for the six months ended June 30, 1996. This reduction in research and development was based on completion of a specific research and development project in 1995 and a greater emphasis on production support in the 1996 period.

          Interest.  In the three- and six-month periods ended
          --------
June 30, 1996, the Company had $6,600 and $10,800, respectively, of interest income, compared with interest expense of $8,400 and $24,900, respectively, in the comparable year earlier periods. This change is due to the Company's improved cash position and investment of its cash reserves and the reduced level of outstanding borrowings in 1996.

LIQUIDITY AND CAPITAL RESOURCES.
- -------------------------------

          Historically, the Company has secured the major portion of its operational financing from internally generated funds and an asset-based revolving line of credit. At June 30, 1996, the Company had approximately $2,100,000 of cash and cash equivalents, $138,300 of long term debt (consisting of an installment note secured by equipment) and $5,108,000 of working capital. At June 30, 1996, no amounts were outstanding under the Company's revolving line of credit, in comparison to $600,000 outstanding at December 31, 1995.
Subsequent to June 30, 1996, and in anticipation of financing needs for the Detaclad acquisition, the Company entered into a new $7,500,000 secured credit facility, and at August 1, 1996, $5,300,000 was outstanding under this facility, all of which was borrowed to finance the Detaclad acquisition, including fees and expenses associated with the acquisition. The credit facility has a seven-year term and is secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit is subject to borrowing base restrictions which are a function of defined balances in accounts receivable, inventory, real property and equipment. As of August 1, 1996, borrowing availability under the line of credit was approximately $2,200,000 beyond actual borrowings as of that date.

          During the six-month period ended June 30, 1996, cash flows from operating activities increased $2,236,200 in comparison to an increase of $823,294 during the six-month period ended June 30, 1995. The significant increase in 1996 is due to the collection of accounts receivable and reduction in inventories compared to the balances at December 31, 1995, as well as the higher level of net income. The current ratio was 3.6 at June 30, 1996 in comparison to 2.3 at December 31, 1995. Cash flows used in investing activities were $42,700 through June 30, 1996 compared with $115,900 during the same period in 1995. Capital expenditures were $119,200, or approximately 3% higher in the 1996 period than in the comparable 1995 period.

          The Company believes that its current cash flow from operations and available borrowing capacity will be sufficient to fund foreseeable working capital and capital expenditure needs through 1996. However, because the Company's business has been based on a relatively small number of large, specifically negotiated contracts, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through internal sources. Consequently, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet its future cash requirements.

CAUTIONARY STATEMENT UNDER THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

          Statements which are not historical facts contained in this report are forward looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, both domestically and abroad; the timely completion of contracts; the ability to obtain new contracts at attractive prices; fluctuations in customer demand, including as a result of a change in regulatory or tax provisions in countries in which the Company's customers are located; competitive factors; and the Company's ability to address adequately the changing demands resulting from the Detaclad acquisition. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                      Part II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits.

          2.1 Purchase and Sale Agreement dated July 22, 1996 between Dynamic Materials Corporation and E.I. DuPont de
               Nemours and Company.*

          10.1 Tolling/Services Agreement for Industrial Diamonds dated July 22, 1996 between E.I. DuPont de Nemours and Company and Dynamic Materials Corporation.*

          10.2 Sublease dated July 22, 1996 between E.I. DuPont de Nemours and Company and Dynamic Materials Corporation.*

          10.3 Credit Facility and Security Agreement dated July 19, 1996 between Dynamic Materials Corporation and Key Bank of Colorado.*

          27   Financial Data Schedule

          *Filed as Exhibits to the Company's Report on Form 8-K dated August 6, 1996 and incorporated herein by reference.

     (b)  Reports on Form 8-K

          A Report on Form 8-K was filed on August 6, 1996 reporting the completion of the acquisition of the Detaclad assets from E.I. DuPont de Nemours and Company.

          Pursuant to the Form 8-K, certain audited financial information will be provided regarding the acquired assets as of December 31, 1994 and December 31, 1995. In addition, unaudited information will be provided for the six-month period ended June 30, 1996. All such financial information will be filed within 60 days of August 6, 1996.

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              DYNAMIC MATERIALS CORPORATION
                              -----------------------------
                                     (Registrant)



Date:  August 14, 1996        Paul Lange
                              ----------------------------------------
                              Paul Lange
                              President and Chief Executive Officer
                              Acting Principal Financial Officer

                             EXHIBIT INDEX

Exhibit No.    Description
- -----------    -----------

     27        Financial Data Schedule