Form 10QSB
period 1996-09-30
DYNAMIC MATERIALS CORP
filed 1996-11-14
CIK 34067

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(MARK ONE)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1996

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from  ___________________ to ______________

                         Commission file number: 0-8328

                         DYNAMIC MATERIALS CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

         COLORADO                                                        84-0608431
---------------------------------                           ------------------------------------
(State or other jurisdiction                                (I.R.S. Employer Identification No.)
of incorporation or organization)

551 ASPEN RIDGE DRIVE, LAFAYETTE                                           80026
--------------------------------                                        ----------
(Address of principal executive office)                                 (Zip Code)


Issuer's telephone number, including Area Code  (303) 665-5700

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $.05 PAR VALUE
                         ----------------------------
                                (Title of Class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes  X   No
          -----   -----

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,536,940 shares of common stock as of November 14, 1996.

ITEM 1.  FINANCIAL STATEMENTS.

                         DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS
                                  (Unaudited)


                                                                   SEPTEMBER 30,           DECEMBER 31,
                               ASSETS                                  1996                    1995
                                                                  ---------------          -----------
Current Assets:

         Cash and cash equivalents                                 $    1,396,226         $    487,573

         Accounts Receivable (Net of Allowance)                         5,042,402            4,479,199
         Inventories (Note 3)                                           3,431,300            2,583,126

         Prepaid Expenses & Other                                         153,101              263,806
                                                                   --------------         ------------

                         Total Current Assets                          10,023,029            7,813,704


Property, Plant & Equipment                                             5,318,673            4,072,932

  Less: Accumulated Depreciation                                       (2,247,420)          (1,984,353)
                                                                   --------------         ------------

  Property, Plant & Equipment, Net                                      3,071,253            2,088,579


Other Assets:
  Goodwill & Purchased Intangibles (Note 2)                             1,316,808                    -

  Patents, Net                                                              7,699               13,684
  Deferred Tax Asset & Other (Note 4)                                     242,724              124,701
                                                                   --------------         ------------


                         Total Assets                              $   14,661,513         $ 10,040,668
                                                                   ==============         ============




                SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                LIABILITIES AND STOCKHOLDERS' EQUITY                  SEPTEMBER 30,        DECEMBER 31,
                                                                          1996                 1995
                                                                      -------------        ------------
Current Liabilities:
         Notes Payable                                                $         -          $   600,000

         Accounts Payable                                               2,735,502            2,216,922
         Accrued Expenses                                                 604,902              346,204

         Repair Reserve                                                   291,000              100,000

         Current Maturities of Long-Term Debt                              92,619               86,913
                                                                      -----------          ------------

               Total Current Liabilities                                3,724,023            3,350,039

Long-Term Debt (Notes 2 and 5)                                          3,414,554              184,460


Stockholders' Equity:
         Preferred Stock, $.05 par value; Authorized 4,000,000 Shares

           No Shares Issued and Outstanding                                     -                    -

         Common Stock, $.05 Par Value; Authorized 15,000,000
           Shares; Issued and Outstanding 2,536,940 & 2,500,923
           Shares                                                         126,597              125,047

         Additional Paid-In-Capital                                     5,946,958            5,877,059
         Retained Earnings                                              1,449,381              504,063
                                                                      -----------          ------------

                                                                        7,522,936            6,506,169
                                                                      -----------          ------------

               Total Liabilities and Stockholders' Equity             $14,661,513          $10,040,668
                                                                      ===========          ===========


                SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
                                  (Unaudited)

                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                       SEPTEMBER 30,
                                                       1996           1995                1996           1995
                                                    ----------     ----------         -----------    -----------
NET SALES                                           $7,754,903     $5,680,929         $19,458,900    $12,282,723

COST OF PRODUCTS MANUFACTURED                        6,111,829      4,344,651          15,511,568      9,471,855
                                                    ----------     ----------         -----------    -----------

    Gross Margin                                     1,643,074      1,336,278           3,947,332      2,810,868


COSTS AND OTHER EXPENSES:
    General and Administrative                         426,018        260,106           1,167,123        809,453
    Selling Expense                                    383,021        444,361             988,792      1,123,978
    Research and Development                            82,004         72,368             250,143        270,200
                                                    ----------     ----------         -----------    -----------

INCOME FROM OPERATIONS                                 752,031        559,443           1,541,274        607,237

    Interest Expense, Net                               46,713          5,960              35,956         30,870
                                                    ----------     ----------         -----------    -----------


INCOME BEFORE PROVISION FOR TAXES                      705,318        553,483           1,505,318        576,368


    Provision for Income Taxes                         264,000        175,000             560,000        184,000
                                                    ----------     ----------         -----------    -----------


NET INCOME                                          $  441,318     $  378,483         $   945,318    $   392,368
                                                    ==========     ==========         ===========    ===========

PRIMARY AND FULLY DILUTED NET
    INCOME PER SHARE:

    Net Income per share (Note 6)                   $     0.16     $     0.15         $      0.35    $      0.16
                                                    ==========     ==========         ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    SHARES OUTSTANDING:

    Primary and Fully Diluted (Note 6)               2,700,657      2,495,000           2,669,729      2,493,000
                                                    ==========     ==========         ===========    ===========

                SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION
                            STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                             1996             1995
                                                                          -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net Income                                                              $   945,318     $   392,368
  Adjustments to Reconcile Net Income to Net
    Cash Provided by (used in) Operating Activities

       Depreciation                                                           263,068         230,287
       Amortization                                                            23,391           4,378
       (Increase) decrease in Receivables                                     576,662        (169,936)
       (Increase) decrease in Inventories                                     999,262      (1,163,430)
       Decrease in Deferred Tax Asset & Prepaid Expense                        63,069         178,494
       Increase (decrease) in Accounts Payable                                515,520         197,918
       Increase (decrease) in Accrued Expenses                                258,698         (87,282)
       Increase (decrease) in Repair Reserve                                  191,000               -
                                                                          -----------     -----------


       CASH FLOWS FROM OPERATING ACTIVITIES                                 3,835,988        (417,203)

CASH FLOWS USED IN INVESTING ACTIVITIES
       Acquisition of Fixed Assets                                           (270,741)       (202,020)
       Increase in Other Assets                                               (77,677)              -
       Purchase of Detaclad Net Assets                                     (5,291,871)              -
                                                                          -----------     -----------

       CASH FLOWS USED IN INVESTING ACTIVITIES                             (5,640,289)       (202,020)
                                                                          -----------     -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES
       Net (Repayment) Borrowings under Bank Line                            (600,000)        100,000
       Increase in Long-Term Revolving Credit Loans                         3,300,000               -
       Repayment of Other Long-Term Debt                                      (58,494)       (136,346)
       Issuance of Common Stock Upon Option Exercise                           71,448               -
                                                                          -----------     -----------

       CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES                       2,712,954         (36,346)
                                                                          -----------     -----------


INCREASE (DECREASE) IN CASH AND EQUIVALENTS                                   908,653        (655,569)
CASH AND EQUIVALENTS BEGINNING OF PERIOD                                      487,573         664,116
                                                                          -----------     -----------

CASH AND EQUIVALENTS END OF PERIOD                                        $ 1,396,226     $     8,547
                                                                          ===========     ===========


                SEE NOTES TO THE CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION
                  NOTES TO THE CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The information included in the Condensed Financial Statements is unaudited, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the Company's 1995 Annual Report filed on Form 10-KSB.

2.  ACQUISITION OF DETACLAD(R) BUSINESS OF E.I. DUPONT DE NEMOURS AND COMPANY

On July 22, 1996, the Company acquired certain assets of the Detaclad Business of E.I. DuPont de Nemours and Company (DuPont). Detaclad designs, manufactures and distributes explosion bonded clad metal plates and also provides explosive shock syntheses services to DuPont in connection with DuPont's production of industrial diamonds. The total purchase price of $5,291,871 included $5,041,295 in cash payments to Dupont and $250,576 in acquisition related expenses. Assets acquired consisted principally of trade accounts receivable, inventories, machinery and equipment, leasehold improvements and trade names used in the business, as well as subleases of the facilities at which the Detaclad business is conducted. The Detaclad acquisition was financed with Company cash and borrowings under a revolving credit facility with KeyBank of Colorado.

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired based on their approximate fair market values at the purchase date. After allocating the purchase price to identifiable assets, $1,034,334 of the purchase price was recorded as the excess cost over assets acquired and is being amortized over twenty-five years using the straight-line method. The results of operations of Detaclad since the July 22, 1996, purchase date are included in the Company's condensed financial statements.

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 1996, and 1995, assumes that the acquisition of Detaclad had occurred on January 1, 1995. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                              -----------------------------------
                                                                 1996                    1995
                                                              -----------              ----------
              Revenues                                        $25,383,900              $19,429,279
              Net income                                      $ 1,024,318              $   482,131
              Net income per share                            $      0.41              $      0.19

3.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1996             1995
                                                               -----------      ----------
              Raw Stock, Net                                   $1,194,160       $  261,024
              Work-In-Process                                   2,015,797        2,096,802
              Supplies                                            221,343          225,300
                                                               ----------       ----------

                                                               $3,431,300       $2,583,126
                                                               ==========       ==========



4.  OTHER NON-CURRENT ASSETS:

This caption on the Condensed Balance Sheet includes the following:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1996             1995
                                                               -----------      ----------
              Non-Current Receivable, Net                      $   15,833       $   23,333
              Other Deposits                                       21,268           60,968
              Intangibles, Net                                     10,000           40,400
              Deferred Financing Costs                            195,623                -
                                                               ----------       ----------

                                                               $  242,724       $  124,701
                                                               ==========       ==========


5.  LONG-TERM DEBT AND CURRENT MATURITIES

This caption on the Condensed Balance Sheet includes the following:

                                                              SEPTEMBER 30,    DECEMBER 31,
                                                                  1996             1995
                                                               -----------      ----------
Concord Financial - Equipment, 8.375%                          $  207,173       $  271,373
KeyBank of Colorado - Revolving Credit Loan                     3,300,000                -

              Less: Current Portion                               (92,619)         (86,913)
                                                               ----------       ----------
                                                               $3,414,554       $  184,460
                                                               ==========       ==========

6.  NET INCOME PER COMMON SHARE:

Net income per common share has been computed based upon the weighted average number of shares of common stock and, if the aggregate dilutive effect is greater than 3%, common stock equivalents outstanding during each period. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

GENERAL

    Dynamic Materials Corporation (the "Company"), formerly Explosive Fabricators, Inc., was incorporated in the state of Colorado in 1971. The Company manufactures clad metal products such as metal plates, heat exchanger tube sheets and other heat exchanger components and transition joints as well as precision formed metal parts. In July 1996, the Company purchased the assets of the Detaclad division of E.I. DuPont de Nemours and Company, Inc. ("DuPont"). Detaclad manufactures principally the same products and services as the Company and performs certain explosive manufacturing services for DuPont which are used in the production of Mypolex(TM) synthetic industrial diamonds.

    CLAD PRODUCTS   The Company uses its proprietary Dynaclad(TM) technology to combine parent metals of high-alloy and carbon steel to create strong, corrosion resistant, cost effective, explosion bonded clad metal products. The explosion bonded clad metal products are used in the Hydrocarbon Processing Industry; Petrochemical Industry; Pulp and Paper Industry; Mining; Shipbuilding; Heat, Ventilation, and Air Conditioning (HVAC); and other industries which require metal products which can be subjected to corrosive materials, high temperatures and high pressure conditions. The Company's Dynaclad(TM) technology uses an explosive force to create an electron-sharing metallurgical bond between two or more dissimilar parent metals.

    FORMING PRODUCTS   The Company uses its proprietary Dynaform(TM) technology
to form thin metal sheets into precise three-dimensional shapes. Explosion formed metal parts are typically designed to precise specifications and are primarily fabricated for the aerospace and commercial aviation industries. These parts can often be held to high tolerances across relatively large dimensions.

    The Company prices its clad and formed products on a project-by-project basis, and pricing can depend significantly on the Company's cost of materials as well as the amount and timing of materials ordered. For example, the raw materials used in cladding and forming include high alloys and super alloys which are often subject to commodity pricing which is not under the control of the Company. The consistency and magnitude of the Company's revenues are therefore subject to a variety of factors, including the size and timing of projects at any given point in time.

OVERVIEW

    The Company's results of operations for the three- and nine-month periods ended September 30, 1996, have been favorably impacted by increased orders, principally for cladding products, as compared with comparable periods in 1995. Some portion of the increases in revenue are due to the recognition of revenue from shipments of orders taken in prior periods which were reflected in previously reported inventory. Orders continue to be received at higher levels than in the comparable 1995 periods, however, a significant portion of the Company's present and future sales activity derives from increased sales to offshore customers concentrated in the Pacific Rim including but not limited to: China, India, Korea, Malaysia and Taiwan. The Company expects that approximately 35% of its total sales reflect activity in this market.

    During the third quarter, on July 22, 1996, the Company completed the acquisition from DuPont of the assets of Detaclad, for a purchase price of $5,291,871, including $250,576 of acquisition-related expenses. The Company financed the acquisition through $4,041,871 of borrowings and $1,250,000 from cash on hand. The Detaclad assets represent approximately a 50% increase in the Company's total assets as of December 31, 1995. As operated by DuPont, Detaclad generated approximately $11,200,000 in sales revenues in the year ended December 31, 1995. As a result, the Company's results of operations subsequent to the acquisition will not be directly comparable with the pre-acquisition results.


        QUARTER ENDED SEPTEMBER 30, 1996, COMPARED TO SEPTEMBER 30, 1995

    The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                                    PERCENTAGE OF NET SALES
                                   ---------------------------------------------------------
                                   THREE MONTHS ENDED                     NINE MONTHS ENDED
                                      SEPTEMBER 30,                          SEPTEMBER 30,
                                   -------------------                   -------------------
                                     1996        1995                     1996         1995
                                   ------       ------                   ------       ------
Net Sales                          100.0%       100.0%                   100.0%       100.0%
Cost of Products Manufactured       78.8%        76.5%                    79.7%        77.1%
                                   ------       ------                   ------       ------

Gross Margin                        21.2%        23.5%                    20.3%        22.9%

General & Administrative             5.5%         4.6%                     6.0%         6.6%
Selling Expenses                     4.9%         7.8%                     5.1%         9.2%
R & D                                1.1%         1.3%                     1.3%         2.2%
Interest Expense, Net                0.6%         0.1%                     0.2%         0.3%
Income Tax Provision                 3.4%         3.1%                     2.9%         1.5%
                                   ------       ------                   ------       ------

Net Income                           5.7%         6.7%                     4.9%         3.2%
                                   ======       ======                   ======       ======

    NET SALES.   Net sales increased 37% to $7,754,900 in the quarter ended
September 30, 1996, from $5,680,900 for the comparable quarter in 1995. For the nine-months ended September 30, 1996, net sales increased 58% to $19,458,900 from $12,282,700 for the comparable period in 1995. These increases were due to higher levels of contract activity, principally for cladding products and in Pacific Rim countries, approximately $1,900,000 in sales from the acquired Detaclad business and completion of the manufacturing and, for the nine-month period, shipment of products that had been reflected in high inventory levels at December 31, 1995.

    GROSS MARGIN.   For the three months ended September 30, 1996, the gross
margin expressed as a percentage of net sales, was 21.2% compared to 23.5% in the comparable period in 1995. For the nine-month period, the gross margin was 20.3% compared with 22.9% of net sales in the comparable 1995 period. The decrease in the percentage of net sales represented by gross margin was due principally to lower relative levels of sales of formed products in 1996, as formed products are sold at higher margins than clad products, and product mix fluctuations within the cladded product line. Pricing of the Company's clad products increased slightly in the third quarter of 1996 compared with the first two quarters of 1996, also contributing to an increase in gross margins in the third quarter.

    GENERAL AND ADMINISTRATIVE.   General and administrative expenses increased
64% in the three months ended September 30, 1996, from $260,100 to $426,000, primarily as a result of increased bonus accruals, increased insurance expense for expanded coverage of director's and officer's liability insurance, increased travel and entertainment expenses, increased consulting costs, a new investor relations initiative, increased compensation expense and a new operating lease for telephone equipment. Certain of these increased costs, particularly travel and consultant costs, were incurred in connection with the DuPont acquisition and will be non-recurring costs. Other expense categories will remain at higher levels to support the Detaclad business and higher levels of sales activity. General and administrative costs increased 44% to $1,167,100 in the nine months ended September 30, 1996, compared to $809,500 in the first nine months of 1995, principally reflecting higher bonus accruals, increased insurance expense, a new investor relations initiative, and increased compensation and consulting expenses. Despite the increases, general and administrative expenses as a percentage of net sales decreased from 6.6% to 6.0% for the nine-months ended September 30, 1995, and 1996, respectively, as a result of the higher levels of net sales. For the three-month period, general and administrative expenses as a percentage of net sales increased from 4.6% in 1995, to 5.5% in 1996, but remained below the 1996 year-to-date percentage of 6.0% due to the high level of third quarter sales.

    SELLING EXPENSE.   Selling expense decreased by 14%, from $444,400 in the
three months ended September 30, 1995, to $383,000 in the three months ended September 30, 1996. Similarly, selling expense decreased by 12% in the comparable nine-month periods, from $1,124,000 in the nine months ended September 30, 1995, to $988,800 in the comparable 1996 period. The decreases are due in part to reduced staff levels in 1996, and non-recurring recruiting and relocation expense in the 1995 period associated with the retention during that period of a new Vice President of Marketing and Sales. The Company expects selling expense levels to increase somewhat in the fourth quarter of 1996, as certain marketing activities have been deferred due to the focus on the DuPont acquisition and staff have been added in connection with the Detaclad acquisition and other business development activities. Selling expense as a percentage of net sales was 4.9% in the three months ended September 30, 1996, as compared with 7.8% in the year earlier period, and 5.1% in the nine months ended September 30, 1996 as compared with 9.2% in the year earlier period, as a result of both lower selling expenses and higher net sales.

    RESEARCH AND DEVELOPMENT.   Research and development expenses increased 13%
to $82,000 in the three months ended September 30, 1996, from $72,400 in the year earlier period. Research and development expenses declined 7% over the comparable nine-month periods, from $270,200 for the nine months ended September 30, 1995, to $250,100 for the nine months ended September 30, 1996. The reduction in spending for the nine-month period reflects lower levels of project spending due to the commitment of staff to Detaclad acquisition activities and a greater emphasis on production support in the 1996 period.

    INTEREST.   In the three- and nine-month periods ended September 30, 1996, the Company had $46,700 and $36,000 in interest expense as compared with interest expense of $6,000 and $30,900, respectively, in the comparable year earlier periods. These increases are entirely due to borrowings during the third quarter of 1996 under the Company's revolving line of credit facility with KeyBank of Colorado which were required to finance a portion of the Detaclad acquisition. Interest rates on these borrowings averaged slightly less than 6.75% during the quarter.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, the Company has secured the major portion of its operational financing from internally generated funds and an asset-backed revolving credit facility. At September 30, 1996, the Company has approximately $1,396,200 of cash and cash equivalents, $3,414,600 of long-term debt (consisting of $3,300,000 in borrowings under a revolving credit facility and an installment note secured by equipment,) and $6,299,000 of working capital. Subsequent to June 30, 1996, and in anticipation of financing needs for the Detaclad acquisition, the Company entered into a new $7,500,000 secured credit facility. At September 30, 1996, $3,300,000 was outstanding under this facility, all of which was borrowed to finance the Detaclad acquisition, including fees and expenses associated with the acquisition. The credit facility has a seven-year term and is secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit is subject to borrowing base restrictions which are a function of defined balances in accounts receivable, inventory, real property and equipment. As of September 30, 1996, borrowing availability under the line of credit was approximately $2,500,000 beyond actual borrowings as of that date.

    During the nine-month period ended September 30, 1996, the Company generated $3,836,000 in cash flows from operating activities as compared to the comparable nine-month period in the prior year during which $417,000 of cash was used to fund operating activities. The significant cash flow generated from 1996 operations is due to significant reductions in accounts receivable and inventories (excluding those acquired in connection with the Detaclad acquisition) compared to the balances at December 31, 1995, as well as the higher level of net income. The current ratio was 2.7 at September 30, 1996, in comparison to 2.3 at December

31, 1995. Cash flows used in investing activities were $5,640,300 through September 30, 1996, compared with $202,000 during the same period in 1995, due principally to the $5,291,900 investment in the Detaclad business during July, 1996. Capital expenditures were $270,700, or approximately 34% higher in the 1996 period than in the comparable 1995 period.

    The Company believes that its current cash flow from operations and available borrowing capacity will be sufficient to fund foreseeable working capital and capital expenditure needs through the remainder of 1996 and into 1997. However, because the Company's business has been based on a relatively small number of large specifically negotiated contracts, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely effect the Company's ability to meet its cash requirements exclusively through internal sources. Consequently, any restriction on the availability of borrowing under the line of credit could negatively effect the Company's ability to meet its future cash requirements.

    Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, among others: general economic conditions, both domestically and abroad; the timely completion of contracts; the ability to obtain new contracts at attractive prices; fluctuations in customer demand, including as a result of a change in regulatory or tax provisions in countries in which the Company's customers are located; competitive factors; and the Company's ability to address adequately the changing demands resulting from the Detaclad acquisition. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                          PART II - OTHER INFORMATION





ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         (a)     None.

         (b)     None.

         (c)     None.

         (d)     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


         (a.)    27 -- Financial Data Schedule

         (b.)    Reports on Form 8-K

    A report on Form 8-K/A-1 was filed on October 4, 1996. This report amended the Form 8-K filed on August 6, 1996, to include audited financial information as of December 31, 1995, and for the years ended December 31, 1994, and 1995, for the Detaclad business of E.I. DuPont de Nemours and Co., Inc., which the Company acquired on July 22, 1996, and unaudited information as of June 30, 1996, and for the six-month period then ended. The report also included unaudited pro forma financial information as of June 30, 1996, and for the year ended December 31, 1995.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     DYNAMIC MATERIALS CORPORATION
                                     -----------------------------

                                             (Registrant)





Date:    November 14, 1996
         -----------------                   /s/ RICHARD A. SANTA
                                     -----------------------------------------
                                     Richard A. Santa, Chief Financial Officer

                                                /s/ PAUL LANGE
                                     ---------------------------------
                                     Paul Lange, Chief Executive Officer

                               INDEX TO EXHIBIT


  Exhibit
    No.                            Description
 ---------                   -------------------------
    27                       Financial Data Schedule