Form 10KSB
period 1996-12-31
DYNAMIC MATERIALS CORP
filed 1997-03-31
CIK 34067

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ---------------

                                  FORM 10-KSB
( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996       COMMISSION FILE NUMBER 0-8328

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
       1934

       For the transition period from ________________ to ____________________.

                               ---------------

                         DYNAMIC MATERIALS CORPORATION
                 (Name of Small Business Issuer in its charter)


                  COLORADO                                84-0608431
      (State or other jurisdiction of       (I.R.S. Employer Identification No.)
       incorporation or organization)


                551 ASPEN RIDGE DRIVE, LAFAYETTE, COLORADO 80026
          (Address of principal executive offices, including zip code)

                                 (303) 665-5700
                (Issuer's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

         Securities registered pursuant to Section 12(g) of the Act:
                        COMMON STOCK, $.05 PAR VALUE

     Check whether the issuer:  (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
    -----      -----

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                              ------

     The issuer's revenues for its most recent fiscal year were:  $29,165,289.

     The aggregate market value of the voting stock held by non-affiliates of the issuer was $17,603,432 as of February 28, 1997.*

     The number of shares of Common Stock outstanding was 2,663,208 as of February 28, 1997.

     Transitional Small Business Disclosure Format.  Yes      No  X
                                                        -----   -----

                      DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the issuer's definitive proxy statement for the 1997 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 1996.

------------

* Excludes 1,062,896 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at February 28, 1997. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Management's Discussion and Analysis or Plan of Operation."

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

     OVERVIEW

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metalworking business. The high energy metalworking business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies and performs metal forming using its proprietary Dynaform(TM) technology. DMC believes that the characteristics of its high energy metalworking processes will enable the development of new applications for products in a wide variety of industries.

     Metal Cladding. Clad metal products are used in manufacturing processes or environments which involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, the Company fabricates clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. The Company believes that its clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys.

     Metal Forming. Formed metal products are made from single sheets of metal that are formed into a single part in place of a welded assembly of multiple components. For example, the Company fabricates structural and engine components, such as torque box webs used in jet engine nacells for the aircraft industry. The Company believes that its formed metal products provide a number of advantages over welded assemblies, including lower assembly and inspection costs, improved reliability, reduced overall weight and increased overall strength.

     The Company is continually working to generate solutions to the materials needs of customers in its target markets. Key elements of the Company's strategy include continual improvement of its basic processes and product offerings, the internal development of new cladding and forming products and the acquisition of businesses that broaden or complement the Company's existing product lines. In July 1996, the Company completed its first strategic acquisition when it acquired the assets of the Detaclad(R) Division ("Detaclad") of E.I. du Pont de Nemours and Company ("DuPont"), a complementary explosion cladding business with expertise in cladding thin metals and heat exchanger components primarily for the chemical processing, power generation and petrochemical industries. In addition, the Company has recently completed production of titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry.

     Dynamic Materials Corporation, formerly Explosive Fabricators, Inc., was incorporated in Colorado in 1971.

     INVESTMENT CONSIDERATIONS

     Except for the historical information contained herein, this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that the risks detailed below, among others, in some cases have affected, and in others could cause the Company's results to differ materially from those expressed in any forward-looking statements made by the Company and could otherwise affect, the Company's business, results of operations and financial conditions. Certain of these factors are further discussed below and should be considered in evaluating the Company's forward-looking statements and any investment in the Company's Common Stock.

     Fluctuations in Operating Results. The Company has experienced and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition-related costs, and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter.
A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis or Plan of Operation."

     Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. In the year ended December 31, 1996, the Company's cladding business accounted for approximately 90% of its net sales. The explosion bonded clad metal products industry in which the Company currently operates is mature, with limited potential for substantial growth in existing markets. The Company estimates that it currently serves approximately 35% of the market for its explosion bonded clad metal products. The Company believes that future opportunities to increase growth include vertical integration, identifying and developing new product applications, improving manufacturing processes, increasing operational efficiencies, and expanding into international markets. There can be no assurances that the Company will be successful in implementing these or other strategies for growth, and such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     Integration of Recently Acquired Operations; Risks Associated with Future Acquisitions. In the third quarter of fiscal 1996, the Company completed the acquisition of Detaclad. The Company expects to pursue additional acquisitions of complementary technologies, product lines or businesses in the future; however, there can be no assurances regarding the Company's ability to locate suitable acquisition candidates and negotiate acceptable acquisition terms. In connection with the acquisition of Detaclad, the Company has maintained Detaclad's facility in Dunbar, Pennsylvania. The integration of any future acquisitions will require special attention from management, which may temporarily distract its attention from the day-to-day business of the Company. Any future acquisitions will also require integration of the acquired companies' product offerings and coordination of sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has little or no direct prior experience. There can be no assurance that the Company will be able to effectively manage geographically dispersed operations. There can also be no assurance that the Company will be able to retain key personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Future acquisitions by the Company may also result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges, and amortization expenses related to goodwill and intangible assets, each of which could adversely affect the Company's financial condition and results of operations. In addition, in connection with the acquisition of Detaclad, the Company has expanded and enhanced its financial and management controls, reporting systems and procedures as it integrates the Detaclad operations and may need to do so again with respect to future acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary could have a material adverse effect upon the Company's business, financial condition and results of operations. See "Acquisitions" and "Management's Discussion and Analysis or Plan of Operation."

     Availability of Suitable Cladding Sites. The cladding process involves the detonation of large amounts of explosives. As a result, the sites where the Company performs cladding must meet certain criteria, including lack of proximity to a dense population, the specific geological characteristics of the site, and the Company's ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming or costly. In addition, the Company could experience difficulty obtaining permits because of resistance from residents in the vicinity of proposed sites. The Company currently leases its principal cladding site in Deer Trail, Colorado and its second cladding site in Dunbar, Pennsylvania. The lease for the Colorado property will expire in 1999 and the lease for the Pennsylvania facility will expire in 2004. There can be no assurances that the Company will be successful in negotiating new leases for either site on acceptable terms, or in identifying suitable additional or alternate sites should the Company fail to renew its current leases or require additional sites to support its planned growth. Such failure would have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. Competition in the explosion metalworking business, including both metal cladding and metal forming, is, and is expected to remain, intense. The competitors include major domestic and international companies, including companies who use alternative technologies, as well as certain of DMC's customers and suppliers who have some in-house metalworking capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

     The Company believes that its primary competitors for clad metal products are Nobelclad and Asahi Chemical in explosion bonded clad metal products, and in clad metal products fabricated using alternative technologies, Lukens Steel, Japan Steelworks and Ametek in roll bonding, and Nooter Corporation, Struthers Industries, Inc., Joseph Oat Corporation and Taylor Forge in weld overlay. The Company competes against clad metal product manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

     The Company believes that its primary competitors for formed metal products are McStarlight Co., Globe Engineering Co., Inc., Exotic Metals Forming Company and Spincraft. These companies use a variety of forming technologies, including bulge forming, deep draw forming, drop hammer forming, hydroforming, spinforming and other forming technologies. The Company competes against formed metal product manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

     Availability and Pricing of Raw Materials. Although the Company generally uses standard metals and other materials in manufacturing its products, certain materials such as specific grades of carbon steel, titanium, zirconium and nickel are currently obtained from single sources or are subject to supply shortages due to general economic conditions. While the Company seeks to maintain a sufficient inventory of these materials and believes that these materials are available from other sources, there can be no assurance that the Company would be able to obtain alternative supplies, or a sufficient inventory of materials, or obtain supplies at acceptable prices without production delays, additional costs or a loss of product quality. If the Company were to lose a single-source supply or fail to obtain sufficient supply on a timely basis or obtain supplies at acceptable prices, such loss or failure could have a material adverse effect on the Company's business, financial condition and results of operations. See "Suppliers."

     Customer Concentration; Dependence on Chemical Processing, Power Generation and Petrochemical Industries. A significant portion of the Company's net sales is derived from a relatively small number of customers.
For the periods indicated, each of the following customers accounted for more than 10% of the Company's revenues: in 1993 and 1994, Boeing Commercial Airplane Group (12% and 14%, respectively); none in 1995; and in 1996, Nooter Corporation (11%). Large customers also accounted for a significant portion of the Company's backlog at February 28, 1997. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, approximately 75% of the Company's revenues are derived from customers in the chemical processing, power generation and petrochemical industries. An economic downturn in any of these industries could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel; Need to Attract and Retain Employees; Availability of Unskilled Labor. The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain of these key personnel could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the availability of unskilled workers in the Denver, Colorado metropolitan area, the site of the Company's primary manufacturing facility, is limited due to a relatively low unemployment rate. Historically, the Company has experienced a significant rate of attrition for its unskilled labor as a result of the high demand for unskilled labor in the Denver metropolitan area. The Company will need to continue to hire and train a substantial number of new manufacturing workers to support its current operations and proposed growth. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     Expansion of Operations Internationally. The Company is considering expanding its operations to include facilities located outside of the United States. Any such expansion would require devotion of significant management time and financial resources. Foreign markets may be influenced by factors that are different from those prevailing in the United States. The Company has limited experience in business operations outside the United States, and there can be no assurance that the Company can operate effectively and compete successfully in such markets. International operations are also subject to certain political and economic risks, including political instability, currency controls, trade restrictions, regulatory requirements, exchange rate fluctuations and changes in import and export regulations, any of which could have a material adverse effect on the Company's business, results of operations and financial condition.

     Government Regulation; Safety. The Company's explosion metalworking business is subject to extensive government regulation in the United States and in other countries, including guidelines and regulations for the safe handling and transport of explosives provided by the U.S. Bureau of Tobacco and Fire Arms, the U.S. Department of Transportation set forth in the Federal Motor Carrier Safety Regulations and the Institute of Makers of Explosive Safety Library Publications. Licensing and regulations for the purchase, transport, manufacture and use of explosives may vary significantly among states and municipalities. In addition, depending upon the types of explosives used, the detonation by-products may be subject to environmental regulation. The Company's activities are also subject to federal, state and local environmental and safety laws and regulations, including, but not limited to, local noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") as amended, including the regulations issued and laws enforced by the Colorado Labor and Employment Department, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. While the Company believes that it is currently in compliance with these regulations, any failure to comply with present and future regulations could subject the Company to future liabilities. In addition, such regulations could restrict the Company's ability to expand its facilities or construct new facilities or could require the Company to incur other significant expenses in order to comply with government regulations. In particular, any failure by the Company to adequately control the discharge of its hazardous materials and wastes could subject it to future liabilities, which could be significant.

     The Company's operations involve the detonation of large amounts of explosives. As a result, the Company is required to use specific safety precautions under the Occupational Safety and Health Administration ("OSHA") guidelines. These include precautions which must be taken to protect employees from shrapnel and facility deterioration as well as exposure to sound and ground vibration.

     THE HIGH ENERGY METALWORKING BUSINESS

     The high energy metalworking business includes the use of explosives to perform both metal cladding and metal forming. DMC believes that the characteristics of its high energy metalworking processes will enable the development of new applications for products in a wide variety of industries.

     Metal Cladding. The principal product of metal cladding is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant alloy and carbon steel, bonded together at the molecular level. High energy metal cladding is performed by detonating an explosion on the surface of an assembly of two parallel metal plates, the cladding metal and the backing metal, separated by a "standoff space". The explosive force creates an electron-sharing metallurgical bond between the two metal components. The metals used can include metals of the same type, for example steel to steel, as well as metals with substantially different densities, melting points, and/or yield strengths, such as titanium and aluminum alloys with stainless and low carbon steels; copper and aluminum alloys with kovar or stainless steel; zirconium alloys with low carbon steel and nickel alloys. DMC manufactures clad metal for uses such as the fabrication of pressure vessels, heat exchangers and transition joints for the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning (HVAC) industries and other industries that require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. In addition, DMC's Dynaclad(TM) and Detaclad(R) technologies have enabled the use of metal products in new applications such as the manufacture of metal autoclaves for use in the mining industry.

     The Company's clad metal products are produced on a project-by-project basis based on specifications set forth in a customer's purchase order. Upon receipt of an order for clad metal from a customer, the Company identifies sources for the specified raw materials. The Company obtains the raw materials from a variety of sources based on quality, availability, transportation costs and unit price. After the Company receives the materials, they are inspected for conformity to the order specification and product quality criteria. The raw materials are then prepared for bonding. Bonding preparation includes abrasive cleaning of the mating surfaces of each plate, preparation of the assembly, metal scoring and trimming. In some cases, plates may be seam welded to create large parts from readily available standard sizes. The completed assemblies are transported to one of the Company's bonding sites where a blasting agent is loaded on top of the assembly and detonated in a carefully controlled environment using a remote system. The Company immediately transports the now-bonded metal plates to one of the Company's facilities or to a subcontractor for further processing. This processing might include heat treating, flattening, beveling, stripping, milling, cutting and/or special surface preparation to comply with customer specifications. The Company completes the bonding process by performing testing for final certification of the product to the customer's specifications.

     Metal Forming. Formed metal products are metal sheets that have been formed into precise, three-dimensional shapes which are held to tight tolerances according to a customer's specifications. Metal forming is performed by using explosions to generate high-energy shockwaves that are transmitted through water to force a metal blank into the contours of a die. Metal forming can eliminate or reduce metal welding operations by creating a single part in place of an assembly of multiple components. Using its Dynaform technology the Company can manufacture larger and thicker metal components than other conventional forming technologies, including metal with difficult contours and virtually unlimited shapes. The primary advantages of products manufactured using the Dynaform process include the manufacture of large metal parts, lower assembly and inspection costs, improved reliability, reduced overall weight, and increased strength. The Company currently manufactures formed metal parts for the commercial aircraft, aerospace and power generation industries.

     The Company's formed metal products are produced on a project-by-project basis based on specifications set forth in a customer's purchase order. Upon receipt of an order for a formed metal product from a customer, the Company identifies sources for the specified raw materials, which typically include sheet metals composed of aluminum, inconels, monels, hastealloys, waspalloy, invar or stainless steel. The Company obtains the raw materials from a variety of sources based on quality, availability, transportation costs and unit price. When the Company receives the raw materials, they are inspected for conformity to the order specification and product quality criteria. The Company then designs and constructs dies of specified dimensions to the customer's specifications and to account for various raw material characteristics, such as material ductility, springback, flow and formability. The Company then cleans, trims and attaches the sheet metal alloy to the die or preform with clamp rings, and torques it to engineered tolerances to balance the flow of the raw material with its allowable elongation characteristics. The Company seals the sheet metal to the die using proprietary techniques which enable it to obtain a vacuum in the space between the two components. An explosive is attached to the sheet metal and die at a distance separated by a "stand-off". This assembly is then submerged into a water tank and the explosives are detonated, producing a shock wave that is transmitted nearly instantaneously through the water. The shock wave forces the sheet metal to collapse into the shape of the die. Metal parts are frequently formed using a series of these explosive "shots". Following the explosion process, the Company treats the metal parts by using metallurgical operations such as anodizing, heat-treating, hand forming and painting. The Company completes the forming process by performing testing for final certification of the product to the customer's specifications.

     STRATEGY

     The Company's strategy for growth is to aggressively expand its basic processes and product offerings to generate solutions to the materials needs of customers in its target markets. Key elements of the Company's strategy include:

     Add New Product Lines or Businesses. The Company seeks to add new product lines through the internal development of new cladding and forming products and the acquisition of businesses that broaden or complement its existing product lines. For example, during 1996 the Company completed its first strategic acquisition when it acquired Detaclad. During 1996, the Company also completed production of a new product -- titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead. The Company is currently focusing on expanding its metal forming business through internal sales and marketing efforts and is considering a strategy of acquiring complementary metal forming businesses. The Company's expansion plans depend on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to achieve its planned expansion through acquisitions.

     Establish Global Presence. The Company seeks to establish a global sales and marketing presence in the major international markets for explosion metalworking, including Europe, Australia and Korea. The Company is working to establish relationships with independent sales representatives, end users, engineering contractors and metal fabricators in these markets and has developed the capacity in its sales and marketing department to address these markets.
The Company is also considering expanding its operations to include facilities located outside of the United States. The Company's plans to expand internationally depend on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to establish a global presence.

     Maintain Technology and Manufacturing Leadership. The Company seeks to maintain its technology leadership in the high energy metalworking business through the continual improvement of its basic processes and product offerings. The Company has a research and development program which is focused on identifying new raw materials which may be useful in high energy metalworking, identifying new product offerings, and expanding the Company's production capabilities.

     ACQUISITIONS

     The Company is seeking to expand its revenue base by increasing its product offerings through the acquisition of businesses that broaden or complement the Company's existing product lines. In July 1996 the Company completed its first strategic acquisition when it acquired the assets of Detaclad. Detaclad manufactures and distributes explosion-bonded clad metal plates and provides explosive shock synthesis services to DuPont in connection with DuPont's production of industrial diamonds. Through the Detaclad acquisition, the Company acquired expertise in cladding thin metals and heat exchanger components primarily for the chemical processing, power generation and petrochemical industries. The Company evaluates acquisition candidates on an ongoing basis and expects to pursue additional acquisitions of complementary technologies, product lines or businesses in the future; however, there can be no assurances regarding the Company's ability to locate suitable acquisition candidates and negotiate acceptable acquisition terms.

     SUPPLIERS

     The Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected to have, from time to time, short-term adverse effects on the Company's business.

     COMPETITION

     The Company competes against numerous domestic and foreign companies, including competition from companies using competitive processes such as roll bonding and weld overlay. Competition in the explosion metalworking business, including both metal cladding and metal forming, is, and is expected to remain, intense. The competitors include major domestic and international companies, including companies who use alternative technologies, as well as certain of DMC's customers and suppliers who have some in-house metalworking capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

     The Company believes that its primary competitors for clad metal products are Nobelclad and Asahi Chemical in explosion bonded clad metal products, and in clad metal products fabricated using alternative technologies, Lukens Steel, Japan Steelworks and Ametek in roll bonding, and Nooter Corp., Struthers Industries, Inc., Joseph Oat Corp., and Taylor Forge in welding overlay. The Company competes against clad metal product manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

     The Company believes that its primary competitors for formed metal products are McStarlight Co., Globe Engineering Co., Inc., Exotic Metals Forming, Inc. and Spincraft. These companies use a variety of forming technologies, including bulge forming, deep draw forming, drop hammer forming, hydroforming, spinforming and other forming technologies. The Company competes against formed metal product manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

     CUSTOMER PROFILE AND MARKETING

     The primary industries served by the Company are the chemical processing, power generation, petrochemical, commercial aircraft, aerospace and marine engineering industries. The Company's metal cladding customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. The Company's metal forming customers in these industries require metal products that meet rigorous criteria for tolerances, weight, strength and reliability.

     At any given time, certain customers may account for significant portions of the Company's business. A significant portion of the Company's net sales is derived from a relatively small number of customers. For the periods indicated, each of the following customers accounted for more than 10% of the Company's revenues: in 1993 and 1994, Boeing Commercial Airplane Group (12% and 14%, respectively); none in 1995; and in 1996, Nooter Corporation (11%). Large customers also accounted for a significant portion of the Company's backlog at February 28, 1997. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall.

Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis or Plan of Operation."

     The Company extends its internal selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers and independent sales representatives. Prospective accounts in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows.
The Company markets its products to three tiers of customers: the product end-users (e.g., operators of chemical processing plants), the engineering contractors in charge of specifying the metal parts to be used by the end-users, and the metal fabricators who manufacture the products or equipment that utilize the Company's metal products. By maintaining relationships with these parties and educating them as to the technical benefits of DMC's high energy metal worked products, the Company endeavors to have its products specified as early as possible in the design process.

     BACKLOG

     The Company's backlog was approximately $12.2 million at December 31, 1996 compared with approximately $8.0 million at December 31, 1995. Backlog consists of firm purchase orders and commitments which are expected to be filled within the next 12 months. The Company expects most of the backlog at December 31, 1996 to be filled during 1997, however, since orders may be rescheduled or canceled and a significant portion of the Company's net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

     EMPLOYEES

     The Company employs approximately 105 employees, the majority of whom are engaged in manufacturing operations. The Company believes that its relations with its employees are good.

     PROTECTION OF PROPRIETARY INFORMATION

     The Company holds 11 United States patents and has filed one patent application related to the business of explosion metalworking and metallic processes and also owns certain registered trademarks, including Detaclad(R), Detacouple(R), Dynalock(R) and EFTEK(R). The Company's current patents expire between 1999 and 2012; however, the Company does not believe that such patents are material to its business and the expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

ITEM 2.       DESCRIPTION OF PROPERTY

     The Company's principal manufacturing site, which is owned by the Company, is located in Louisville, Colorado. The Company leases additional manufacturing facilities in Louisville, Colorado and Dunbar, Pennsylvania. The lease for the Colorado property will expire in 1999 and the lease for the Pennsylvania facility will expire in 2000. The Company also leases office space in Lafayette, Colorado and property located in Deer Trail, Colorado that is used as an explosion site. The Company believes that its current facilities are adequate for its existing operations and that they are in good condition. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.

ITEM 3.       LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On October 24, 1996, the Company held its 1996 Annual Meeting of Shareholders at which the following actions were taken:

     (a) The election of Messrs. Dean K. Allen, David E. Bartlett, Michael C. Hone, Edward A. Keible, Paul Lange and Dr. George W. Morgenthaler to the Board of Directors. The following vote tabulation was recorded for the election of
Directors:

                               For               Against            Withheld
                               ---               -------            --------
     Dean K. Allen             2,395,171            --                14,470
     David E. Bartlett         2,395,371            --                14,270
     Michael C. Hone           2,161,009            --               248,632
     Edward A. Keible          2,395,171            --                14,470
     Paul Lange                2,395,471            --                14,170
     George W. Morgenthaler    2,355,571            --                54,070


     (b) The ratification of the selection of Arthur Andersen LLP as independent accountants for the 1996 fiscal year. The following vote tabulation was recorded for the ratification:

          For           Against        Abstentions     Non-Voting Broker
          ---           -------        -----------     -----------------
       2,390,544         16,263           2,834                --


     (c) The approval of an amendment to the 1992 Incentive Stock Option Plan of the Company, increasing the number of shares of Common Stock of the Company available for issuance thereunder from 300,000 to 550,000.

          For           Against        Abstentions     Non-Voting Broker
          ---           -------        -----------     -----------------
       1,299,509        111,770           6,672             991,690

                                    PART II

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Common Stock of the Company has been publicly traded on The Nasdaq Stock Market (National Market) under the symbol "BOOM" since January 3, 1997. Prior thereto, the Common Stock was publicly traded on Nasdaq's SmallCap Market. The following table sets forth quarterly high and low bid quotations for the Common Stock during the Company's last two fiscal years, as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

             1995                                HIGH                   LOW
             First Quarter                       $2 5/8                  $1 5/8
             Second Quarter                      $2 3/8                  $1 5/8
             Third Quarter                       $2 3/8                  $1 5/8
             Fourth Quarter                      $3                      $2

             1996

             First Quarter                       $ 4 1/4                 $2 5/8
             Second Quarter                      $ 5 7/8                 $3 3/4
             Third Quarter                       $ 7 1/8                 $4 3/4
             Fourth Quarter                      $10 1/2                 $6 3/4


       As of February 28, 1997 there were approximately 314 holders of record of the Common Stock.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     GENERAL

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metalworking business. The high energy metalworking business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies and performs metal forming using its proprietary Dynaform(TM) technology. The Company generates approximately 90% of its revenues from its metal cladding business and approximately 10% of its revenues from its metal forming business.

     On July 22, 1996, the Company completed the acquisition of the Detaclad(R) unit of E.I. du Pont de Nemours and Company (Detaclad), for a purchase price of $5,321,850, including $250,576 of acquisition-related expenses and the assumption of $47,041 in liabilities. The Detaclad assets represent an approximate 50% increase in the Company's total assets from December 31, 1995. As operated by DuPont, Detaclad generated approximately $11,200,000 in sales revenues in the year ended December 31, 1995. Accordingly, the Company's results of operations subsequent to the acquisition will not be directly comparable with the pre-acquisition results.

     The Company has experienced and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition-related costs and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected to have from time to time, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Sales. Net sales for 1996 increased by 49.4% to $29,165,289 from $19,521,133 in 1995. These increases were primarily attributable to strong demand for clad metal plate throughout 1996, including two large orders that generated more than $3.0 million in sales, and the acquisition of Detaclad. Detaclad unit contributed approximately $5 million to 1996 sales.

     Gross Profit. As a result of the Company's increase in net sales, gross profit for 1996 increased by 48.1% to $6,276,937 from $4,239,160 in 1995. The
1996 gross profit margin of 21.5% was essentially unchanged from the 1995 gross profit margin of 21.7%. This slight decrease in the gross margin rate reflects lower relative sales of formed products in 1996 than in 1995 (formed products are generally sold at higher margins than clad products) and product mix fluctuations within the clad metal product line.

     General and Administrative. General and administrative expenses for 1996 increased 48.6% to $1,818,366 from $1,223,883 in 1995. This increase reflects higher spending levels in a number of categories, including compensation and benefits, bonuses, professional fees, travel and entertainment expenses, investor relations expenses, consulting fees and amortization of goodwill and intangibles. Despite the increases experienced in 1996, general and administrative expenses as a percentage of net sales decreased slightly from 6.3% in 1995 to 6.2% in 1996.

     Selling Expense. Selling expense decreased by 7.2% to $1,451,036 in 1996 from $1,564,382 in 1995. The decrease was principally due to a large decrease in bad debt expense and non-recurring recruiting and relocation expenses in 1995 associated with the retention of a new Vice President of Marketing and Sales. These decreases were partially offset by increased compensation, benefits and travel and entertainment expenses during the last half of 1996 due to staffing increases associated with the Detaclad acquisition and general business growth. Selling expense as a percentage of net sales decreased from 8.0% in 1995 to 5.0% in 1996 as a result of both lower selling expenses and higher net sales.

     Research and Development. Research and development expenses decreased 3.9% to $332,003 in 1996 from $345,375 in 1995. The reduction in 1996 spending reflects lower levels of project spending due to the commitment of staff to Detaclad acquisition activities and a greater emphasis on production support in 1996.

     Income from Operations.   Income from operations increased by 142.0% to
$2,675,532 in 1996 from $1,105,520 in 1995. This increase is a direct result of the 49.4% increase in net sales discussed above. Income from operations as a percentage of net sales increased to 9.2% in 1996 from 5.6% in 1995.

     Interest Expense. Net interest expense increased 129.1% to $102,185 in 1996 from $44,601 in 1995. This increase is due to borrowings during the third quarter of 1996 under the Company's revolving line of credit facility with KeyBank of Colorado which were required to finance a portion of the Detaclad acquisition.

     Income Tax Provision. The Company's income tax provision increased by 145.2% to $959,000 in 1996 from $391,145 in 1995, and follows the increase in sales, operating income and income before income taxes. The effective tax rate was 37.1% in 1996 and was essentially unchanged from the 1995 effective tax rate of 36.8%.

     YEAR ENDED DECEMBER 31, 1995 COMPARED TO YEAR ENDED DECEMBER 31, 1994

     Net Sales. Net sales for 1995 increased by 27.4% to $19,521,133 from $15,327,488 in 1994. These increases were primarily attributable to strong demand for clad metal plate throughout 1995 combined with more effective selling efforts under a new Vice President of Sales and Marketing.

     Gross Profit. The gross profit for 1995 increased by 1.9% to $4,239,160 from $4,160,161 in 1994. The 1995 gross profit margin of 21.7% was significantly less than the 1994 gross profit margin of 27.1%. This decrease reflects lower relative sales of formed products in 1995 which typically carry higher gross margins than sales of clad products, higher levels of product repair (or warranty) costs in 1995, and the write-down of a specific job's work-in-process inventory balance to net realizable value at December 31, 1995. In addition, the 1994 results include proceeds from the final settlement of terminated explosion forming contracts which contributed $373,000 to 1994's gross profit. If these non-recurring contract termination payments were excluded from 1994 results, the 1994 gross margin percentage would have been reduced to 24.7%.

     General and Administrative. General and administrative expenses for 1995 decreased by $35,596, or 2.8%, to $1,223,883 from $1,259,479 in 1994 due to the elimination of certain relocation and severance payments made in 1994.

     Selling Expense. Selling expense increased 25.0% to $1,564,382 in 1995 from $1,251,158 in 1994. Increased 1995 selling expenses reflect the retention and relocation of a new Vice President of Sales and Marketing, increased field sales personnel and an increase in incentive compensation payments.

     Research and Development. Research and development expenses decreased 40.3% to $345,375 in 1995 from $578,676 in 1994. This significant decline in spending was due to the completion of explosion forming projects in 1995 and the redirection of engineering support to ongoing production work.

     Income from Operations. Income from operations increased by 3.2% to $1,105,520 in 1995 from $1,070,848 in 1994. This increase is a direct result of the 27.4% increase in net sales discussed above offset by a decline in gross margin from 27.1% to 21.7% and a $44,327 increase in total operating expenses. Income from operations as a percentage of net sales decreased from 7.0% in 1994 to 5.7% in 1995.

     Interest Expense. Net interest expense increased to $44,601 in 1995 from $21,211 in 1994 and reflects increased average borrowings during 1995 to support higher levels of inventories and accounts receivable resulting from general business growth.

     Income Tax Provision. The Company's income tax provision increased by 33.1% to $391,145 in 1995 from $293,785 in 1994. The increase reflects an increase in the effective tax rate to 36.8% in 1995 from 27.3% in 1994.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In anticipation of financing needs for the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility with KeyBank of Colorado in July of 1996. At December 31, 1996, $3,930,000 was outstanding under this facility, all of which was borrowed to finance the Detaclad acquisition, including fees and expenses associated with the acquisition. The credit facility has a seven-year term and is secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit is subject to borrowing base restrictions which are a function of defined balances in accounts receivable, inventory, real property and equipment. As of December 31, 1996, borrowing availability under the line of credit was approximately $2,795,000 beyond actual borrowings as of that date.

     During 1996, the Company generated $2,330,412 in cash flows from operating activities as compared to $66,243 in the prior year. The principal components of cash flow from operations were net income of $1,623,654 and non-cash depreciation and amortization charges of $512,916. The current ratio was 2.8 at December 31, 1996 as compared to 2.3 at December 31, 1995. Investing activities in 1996 used $5,723,676 of cash due principally to the $5,274,809 investment in the Detaclad business during July 1996. Capital expenditures in 1996 totaled $221,759. Financing activities generated net cash flow of $3,115,341 in 1996 and reflects borrowings utilized to finance the Detaclad acquisition.

     The Company believes that its cash flow from operations and funds expected to be available under its existing credit facility will be sufficient to fund foreseeable working capital and capital expenditure requirements of its base business operations. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the line of credit could negatively effect the Company's ability to meet its future cash requirements. In addition, the Company plans to grow both internally and through the acquisition of complementary businesses. A significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

     Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7.       FINANCIAL STATEMENTS

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page 16.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     The information concerning directors and executive officers is set forth in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company under the heading "Executive Compensation", which information is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement for the 1997 Annual Meeting of Shareholders of the Company under the heading "Certain Transactions", which information is incorporated herein by reference.

ITEM 13.      EXHIBITS, LIST AND REPORTS ON FORM 8-K

     (a)      EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
------      -----------
2           Purchase and Sale Agreement, dated July 22, 1996, between the
            Company and E. I. du Pont de Nemours and Company (incorporated by reference from the Company's Current Report on Form 8-K, dated July
            22, 1996).

3(a) Articles of Incorporation of the Company, as amended (incorporated by reference from the Company's Registration Statement on Form S-1
            (Registration No. 33-36059).

3(b) Bylaws of the Company, as amended (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.
            33-36059).

4 Form of certificate representing shares of Common Stock of the Company (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

10(a) Credit Facility and Security Agreement, dated July 19, 1996, between the Company and Key Bank of Colorado (incorporated by reference from the Company's Current Report on Form 8-K, dated July
            22, 1996).

10(b)       Tolling/Services Agreement for Industrial Diamonds, dated July 22,
            1996, between the Company and E. I. du Pont de Nemours and Company
            (incorporated by reference from the Company's Current Report on Form 8-K, dated July 22, 1996).

10(c) Sublease, dated July 22, 1996, between the Company and E. I. du Pont de Nemours and Company (incorporated by reference from the Company's Current Report on Form 8-K, dated July 22, 1996).

10(d)       Agreement between the Company and Okabena Partnership V-6
            (incorporated by reference from the Company's Registration
            Statement on Form S-1 (Registration No. 33-36059)).

10(e) Form of Indemnity Agreement between the Company and each of its directors and officers (incorporated by reference from the Company's Current Report on Form 8-K, dated June 23, 1995).

10(f) 1992 Incentive Stock Option Plan of the Company (incorporated by reference from the Company's Registration Statement on Form S-8
            (Registration No. 33-84220)).

10(g) Nonemployee Director Stock Option Plan of the Company (incorporated by reference from the Company's Registration Statement on Form S-8
            (Registration No. 33-60975)).

11          Statement regarding computation of per share earnings.

23          Consent of Arthur Andersen LLP.

27          Financial Data Schedule.

     (b)      REPORTS ON FORM 8-K
     None.

                         DYNAMIC MATERIALS CORPORATION


                         INDEX TO FINANCIAL STATEMENTS



                                                                            Page
                                                                            ----
Report of Independent Public Accountants                                     F-1

Balance Sheets as of December 31, 1996 and 1995                              F-2

Statements of Operations for the Years Ended
    December 31, 1996 and 1995                                               F-4

Statements of Stockholders' Equity for the Years Ended
    December 31, 1996 and 1995                                               F-5

Statements of Cash Flows for the Years Ended
    December 31, 1996 and 1995                                               F-6

Notes to Financial Statements                                                F-8

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
   Dynamic Materials Corporation:


We have audited the accompanying balance sheets of DYNAMIC MATERIALS CORPORATION (a Colorado corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Materials Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ ARTHUR ANDERSEN LLP


Denver, Colorado,
  February 5, 1997.

                         DYNAMIC MATERIALS CORPORATION


                                BALANCE SHEETS

                       AS OF DECEMBER 31, 1996 AND 1995



                                                             1996            1995
                                                         ------------    ------------
                              ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                            $    209,650    $    487,573
    Accounts receivable, net of allowance for doubtful
       accounts of $170,000 and $150,000, respectively      6,176,589       4,479,199
    Inventories (Note 3)                                    4,828,828       2,583,126
    Prepaid expenses and other                                150,951         102,406
    Deferred tax assets (Note 6)                              287,950         161,400
                                                         ------------    ------------
             Total current assets                          11,653,968       7,813,704
                                                         ------------    ------------
PROPERTY, PLANT AND EQUIPMENT (Note 3)                      5,421,680       4,072,932
    Less - Accumulated depreciation                        (2,426,870)     (1,984,353)
                                                         ------------    ------------
             Property, plant and equipment--net             2,994,810       2,088,579
                                                         ------------    ------------
DEFERRED TAX ASSETS (Note 6)                                     --            40,400

INTANGIBLE ASSETS, net of accumulated amortization
    of $188,344 and $130,000 respectively (Note 3)          1,337,480          13,684

OTHER ASSETS (Note 3)                                         498,982          84,301
                                                         ------------    ------------
                                                         $ 16,485,240    $ 10,040,668
                                                         ============    ============


              The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                         DYNAMIC MATERIALS CORPORATION


                                BALANCE SHEETS

                       AS OF DECEMBER 31, 1996 AND 1995




                                                              1996          1995
                                                           -----------   -----------
                     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank overdraft                                         $   743,471   $      --
    Accounts payable                                         2,255,190     2,216,922
    Accrued expenses                                           990,959       446,204
    Line of credit (Note 4)                                       --         600,000
    Current maturities of long-term debt (Note 4)               94,636        86,913
    Current portion of capital lease obligation (Note 7)        27,528          --
                                                           -----------   -----------
             Total current liabilities                       4,111,784     3,350,039

LINE OF CREDIT (Note 4)                                      3,930,000          --

LONG-TERM DEBT (Note 4)                                         89,857       184,460

CAPITAL LEASE OBLIGATION (Note 7)                              100,639          --

DEFERRED TAX LIABILITY (Note 6)                                 27,200          --
                                                           -----------   -----------
             Total liabilities                               8,259,480     3,534,499
                                                           -----------   -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

STOCKHOLDERS' EQUITY (Note 5):
    Convertible preferred stock, $.05 par value;
       4,000,000 shares authorized; no issued and
       outstanding shares                                         --            --
    Common stock, $.05 par value; 15,000,000 shares
       authorized; 2,539,323 and 2,500,923 shares
       issued and outstanding, respectively                    126,967       125,047
    Additional paid-in capital                               5,971,076     5,877,059
    Retained earnings                                        2,127,717       504,063
                                                           -----------   -----------
                                                             8,225,760     6,506,169
                                                           -----------   -----------
                                                           $16,485,240   $10,040,668
                                                           ===========   ===========


              The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                         DYNAMIC MATERIALS CORPORATION


                           STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                      1996            1995
                                                  ------------    ------------
NET SALES (Note 9)                                $ 29,165,289    $ 19,521,133

COST OF PRODUCTS SOLD                               22,888,352      15,281,973
                                                  ------------    ------------
             Gross profit                            6,276,937       4,239,160
                                                  ------------    ------------
COSTS AND EXPENSES:
    General and administrative expenses              1,818,366       1,223,883
    Selling expenses                                 1,451,036       1,564,382
    Research and development costs                     332,003         345,375
                                                  ------------    ------------
                                                     3,601,405       3,133,640
                                                  ------------    ------------
INCOME FROM OPERATIONS                               2,675,532       1,105,520

OTHER INCOME (EXPENSE):
    Other income                                         9,307           1,420
    Interest expense                                  (173,715)        (70,554)
    Interest income                                     71,530          25,953
                                                  ------------    ------------
             Income before income tax provision      2,582,654       1,062,339

INCOME TAX PROVISION (Note 6)                         (959,000)       (391,145)
                                                  ------------    ------------
NET INCOME                                        $  1,623,654    $    671,194

NET INCOME PER SHARE (Note 3)                     $        .59    $        .27
                                                  ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                      2,741,868       2,496,487
                                                  ============    ============


                The accompanying notes to financial statements
                   are an integral part of these statements.

                         DYNAMIC MATERIALS CORPORATION


                      STATEMENTS OF STOCKHOLDERS' EQUITY

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995






                                                                Additional     Retained
                                         Common Stock             Paid-In      Earnings
                                      Shares        Amount        Capital      (Deficit)
                                    -----------   -----------   -----------   -----------
BALANCES, December 31, 1994           2,495,923   $   124,672   $ 5,867,059   $  (167,131)

    Common stock issued for stock
       option exercises                   5,000           375        10,000          --
    Net income                             --            --            --         671,194
                                    -----------   -----------   -----------   -----------
BALANCES, December 31, 1995           2,500,923       125,047     5,877,059       504,063

    Common stock issued for stock
       option exercises                  38,400         1,920        94,017          --
    Net income                             --            --            --       1,623,654
                                    -----------   -----------   -----------   -----------
BALANCES, December 31, 1996           2,539,323   $   126,967   $ 5,971,076   $ 2,127,717
                                    ===========   ===========   ===========   ===========


                The accompanying notes to financial statements
                   are an integral part of these statements.

                         DYNAMIC MATERIALS CORPORATION


                           STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                   1996           1995
                                                               -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                  $ 1,623,654    $   671,194
   Adjustments to reconcile net income
       to net cash from operating activities-
          Depreciation                                             442,517        319,190
          Amortization                                              70,399          8,258
          Provision for deferred income taxes                      (58,950)       114,200
          Change in (excluding purchase of Detaclad assets)-
             Accounts receivable, net                             (478,708)      (876,897)
             Inventories                                          (499,408)    (1,001,738)
             Prepaid expenses and other                            (48,545)       (27,040)
             Bank overdraft                                        743,471           --
             Accounts payable                                       38,268        767,313
             Accrued expenses                                      497,714         91,763
                                                               -----------    -----------
             Net cash flows from operating activities            2,330,412         66,243
                                                               -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of Detaclad assets (Note 2)                        (5,274,809)          --
    Acquisition of property, plant and equipment                  (221,759)      (342,034)
    Change in other noncurrent assets                             (227,108)       (45,021)
                                                               -----------    -----------
             Net cash flows used in investing activities        (5,723,676)      (387,055)
                                                               -----------    -----------


                The accompanying notes to financial statements
                   are an integral part of these statements.

                         DYNAMIC MATERIALS CORPORATION

                           STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                   1996           1995
                                                                               -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on long-term debt                                                 $   (86,880)   $  (373,556)
    Payments on capital lease obligation                                           (23,322)          --
    Payments on line of credit                                                  (3,400,000)    (1,001,556)
    Borrowings on line of credit                                                 6,730,000      1,501,556
    Payment of financing costs                                                    (200,394)          --
    Net proceeds from issuance of common stock                                      95,937         10,375
    Notes receivable-employees                                                        --            7,450
                                                                               -----------    -----------
             Net cash flows from financing activities                            3,115,341        144,269
                                                                               -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (277,923)      (176,543)

CASH AND CASH EQUIVALENTS, beginning of the period                                 487,573        664,116
                                                                               -----------    -----------
CASH AND CASH EQUIVALENTS, end of the period                                   $   209,650    $   487,573
                                                                               ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid during the period for-
          Interest                                                             $   121,175    $    70,554
                                                                               ===========    ===========
          Income taxes                                                         $   826,000    $   205,000
                                                                               ===========    ===========

NONCASH INVESTING ACTIVITIES:
    During 1996, the Company entered into a capital lease agreement acquiring equipment in the amount of $151,489

       Acquisition of Detaclad (Note 2):
       Accounts receivable                                                     $ 1,218,682    $      --

       Inventories                                                               1,746,294           --
       Property, plant and equipment                                               975,500           --
       Intangible assets                                                         1,381,374           --
       Liability assumed                                                           (47,041)          --
                                                                               -----------    -----------
       Net cash paid                                                           $ 5,274,809    $      --
                                                                               ===========    ===========



                The accompanying notes to financial statements
                   are an integral part of these statements.

                         DYNAMIC MATERIALS CORPORATION


                         NOTES TO FINANCIAL STATEMENTS

                          DECEMBER 31, 1996 AND 1995



(1)    ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (the 'Company') was incorporated in the state of Colorado in 1971, to provide products and services requiring explosive metalworking. The Company is based in the United States and has customers throughout North America, Western Europe, Australia and the Far East. The Company uses two primary technologies--cladding, in which two or more metals are metallurgically joined; and forming, in which metals and clad metals are shaped, shock hardened or altered by using explosives. A significant portion of the Company's revenues and receivables are from cladding sales to the chemical processing industry.

(2)    ACQUISITION OF DETACLAD BUSINESS OF
          E.I. DUPONT DE NEMOURS AND COMPANY

On July 22, 1996, the Company acquired certain assets (the
'Acquisition') of the Detaclad Business ('Detaclad') of E.I.
DuPont de Nemours and Company ('DuPont'). Detaclad designs, manufactures and distributes explosion bonded clad metal plates and also provides explosive shock syntheses services to DuPont in connection with DuPont's production of industrial diamonds. The total purchase price of $5,321,850 included $5,024,233 in cash payments to DuPont, $250,576 in acquisition related expenses and the assumption of accrued liabilities in the amount of $47,041. Assets acquired consisted principally of trade accounts receivable, inventories, machinery and equipment, leasehold improvements and trade names used in the business, as well as subleases of the facilities at which the Detaclad business is conducted. The Acquisition was financed with Company cash and borrowings under a revolving credit facility.

The Acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired based on their approximate fair values at the purchase date. The results of operations of Detaclad since the July 22, 1996 purchase date are included in the Company's financial statements.

The following unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and 1995 assume that the Acquisition had occurred on January 1, 1995. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                            Year Ended December 31,
                                           -------------------------
                                               1996          1995
                                           -----------   -----------
             Revenues                      $35,090,000   $30,739,000
             Net income                    $ 1,703,000   $   929,000
             Net income per share          $       .62   $       .37

In addition, concurrent with the Acquisition, the Company entered into a Tolling/Services Agreement with DuPont whereby the Company is to provide services and materials to DuPont for use in the production of industrial diamonds. The agreement may be terminated by either party, without cause, beginning January 1999, with nine months written notice.

(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements included in inventory are material, labor, subcontract costs and factory overhead.

Inventories consist of the following at December 31, 1996 and 1995:

                                             1996         1995
                                           ----------   ----------
             Raw materials                 $  600,942   $  261,024
             Work in process                3,997,680    2,096,802
             Supplies                         230,206      225,300
                                           ----------   ----------
                                           $4,828,828   $2,583,126
                                           ==========   ==========

       Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions, improvements and betterments are capitalized when incurred. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset as follows:

             Building and improvements                             3-20 years
             Manufacturing equipment and tooling                   3-15 years
             Furniture, fixtures and computer equipment            3-10 years
             Other                                                  3-5 years

Property, plant and equipment consists of the following at December 31, 1996 and 1995:

                                                          1996         1995
                                                       ----------   ----------
             Land                                      $  145,708   $  145,708
             Building and improvements                  1,958,221    1,399,814
             Manufacturing equipment and tooling        2,467,258    2,040,755
             Furniture, fixtures and computer equipment   616,854      447,298
             Other                                        233,639       39,357
                                                       ----------   ----------
                                                       $5,421,680   $4,072,932
                                                       ==========   ==========

       Intangible Assets

The Company holds numerous United States product and process patents related to the business of explosion metalworking and metallic products produced by various explosive processes. The Company's current patents expire between 1997 and 2010; however, expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

Patent costs are included in intangible assets in the accompanying balance sheets and include primarily legal and filing fees associated with the patent registration. These costs are amortized over the expected useful life of the issued patent, up to 17 years.

As a result of the Detaclad Acquisition discussed in Note 2, $1,081,375 of excess cost over assets acquired was recorded. These costs are being amortized over a 25-year period using the straight-line method. The Company also acquired certain tradenames and entered into a non-compete agreement in connection with the Acquisition, which are included in intangible assets in the accompanying balance sheets. Such costs are being amortized over three and five years, respectively.

       Other Assets

Included in other assets are $188,466, net of accumulated amortization of $11,928, related to deferred financing costs. These costs were incurred in connection with the Acquisition discussed in Note 2.

       Revenue Recognition

The Company's contracts with its customers generally require the production and delivery of multiple units or products. The Company records revenue from its contracts using the completed contract method as products are completed and shipped to the customer. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, the Company provides currently for such anticipated loss.

       Research and Development Costs

Research and development expenditures for the creation and application of new and improved products and processes are expensed as incurred and consist of labor, materials and related overhead expenses.

       Net Income Per Share

Net income per common share has been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock options (Note 5).

       Use of Estimates

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

       Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and notes receivable are considered to approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

       Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, 'Accounting for Income Taxes'
('SFAS 109'). SFAS 109 requires recognition of deferred income tax assets and liabilities for the expected future income tax consequences based on enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities. In addition, SFAS 109 requires recognition of deferred tax assets for the expected future effects of all deductible temporary differences. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (see Note 6).

       Cash and Cash Equivalents

For purposes of the statements of cash flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(4)    LINES OF CREDIT AND LONG-TERM DEBT

       Lines of Credit

At December 31, 1995, the Company had an outstanding balance of $600,000 on its revolving line of credit which expired on June 1, 1996. The line of credit carried an interest rate equal to prime (prime at December 31, 1995, was 8.5%).

During fiscal year 1996, the Company secured a $7,500,000 revolving line of credit which had an outstanding balance of $3,930,000 at December 31, 1996. The line of credit expires on July 19, 1999 at which point all or part of the outstanding balance may be converted to a term loan which would mature on July 19, 2003. At the Company's option, the revolving borrowings may be in the form of 30-, 60- or 90-day loans bearing an interest rate of 1% to 1.5% above the Libor rate or advances bearing an interest rate of 2% above the federal funds rate. The weighted average interest rate on the line-of-credit borrowings as of December 31, 1996 was 7%. Maximum line-of-credit borrowings are limited to a calculated borrowing base ($6,725,000 based on asset balances as of December 31, 1996) and are secured by the Company's accounts receivable, inventory and property, plant and equipment.

       Long-Term Debt

Long-term debt consists of the following at December 31, 1996 and 1995:



                                                                                   1996         1995
                                                                                 ---------    ---------
     Note payable to a financial institution payable in monthly installments of
        $3,104 including interest at 8.85% through June 30, 1998, secured
        by selected Company assets                                               $  52,179    $  83,270

     Note payable to a financial institution payable in monthly installments of
        $5,786 including interest at 8.37% through January 31, 1999,
        secured by selected Company assets                                         132,314      188,103
                                                                                 ---------    ---------
                                                                                   184,493      271,373

        Less- Current maturities                                                   (94,636)     (86,913)
                                                                                 ---------    ---------
                                                                                 $  89,857    $ 184,460
                                                                                 =========    =========

Principal repayments of long-term debt at December 31, 1996, are summarized as follows:

             Year ending December 31-
                1997                                          $ 94,636
                1998                                            84,077
                1999                                             5,780
                                                              --------
                   Total                                      $184,493

The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

(5)    COMMON STOCK OPTIONS AND BENEFIT PLAN

The Company maintains both incentive and nonqualifying stock option plans. Options are generally granted at fair market value at date of grant which reflects the closing sales price on the date of grant. Options are generally granted for a period of ten years and vest 25% annually. Under the 1992 Incentive Stock Option Plan, there are 550,000 shares of common stock authorized to be granted, of which, 128,250 remain available for future grants.

During November 1994, the Company's stockholders approved the Nonemployee Director Stock Option Plan. There are 100,000 shares of common stock authorized to be granted under the plan (47,500 remain available for future grants) and all options are granted at 100% of the fair market value of the stock at the date of grant. The options are exercisable over a five-year period and generally vest on the first anniversary date following the date of grant.

In addition, the Company has granted 62,000 other nonqualified stock options to certain employees and directors.

       Statement of Financial Accounting Standards No. 123 ('SFAS 123')

SFAS 123, 'Accounting for Stock-Based Compensation,' defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, 'Accounting for Stock Issued to Employees' ('APB
25'), provided that pro forma disclosures are made of net income and net income per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1996 and 1995, using an acceptable option pricing model and the following weighted average assumptions:

                                                         1996          1995
                                                      ----------    ----------
             Risk-free interest rate                    5.9%          6.6%
             Expected lives                             4.0 years     4.0 years
             Expected volatility                       54.4%         53.1%
             Expected dividend yield                      0%            0%

To estimate expected lives of options for this valuation, it was assumed options will be exercised upon becoming fully vested at the end of four years. All options are initially assumed to vest. Cumulative compensation cost recognized in pro forma net income with respect to options that are forfeited prior to vesting is adjusted as a reduction of pro forma compensation expense in the period of forfeiture.

The total fair value of options granted was computed to be approximately $695,500 and $169,000 for the years ended December 31, 1996 and 1995, respectively. These amounts are amortized on a straight-line basis over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $101,800 and $24,300 for 1996 and 1995, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and pro forma net income per common share would have been reported as follows:


                                                                      Year Ended
                                                                     December 31,
                                                            -----------------------------
                                                                 1996            1995
                                                            -------------   -------------
             Net income:
                As reported                                 $   1,623,654   $     671,194
                Pro forma                                   $   1,521,854   $     646,894

             Pro forma net income per common share:
                As reported                                 $         .59   $         .27
                Pro forma                                   $         .57   $         .26

Weighted average shares used to calculate pro forma net income per share were determined as described in Note 3, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense and the amount of any tax benefits upon assumed exercise that would be credited to additional paid-in capital.

A summary of stock option activity for the years ended December 31, 1996 and 1995 is as follows:

                                                  1996                         1995
                                            ---------------------      -----------------------
                                                        Weighted                     Weighted
                                                         Average                     Average
                                                         Exercise                    Exercise
                                             Options      Price         Options        Price
                                            ---------   ---------      ---------     ---------
       Outstanding at beginning
          of year                            400,000      $2.13         270,500       $1.99
       Granted                               190,500      $7.64         154,000       $2.38
       Canceled                              (44,600)     $2.57         (19,500)      $2.19
       Exercised                             (38,400)     $2.50          (5,000)      $2.08
                                             -------                    -------
       Outstanding at end of year            507,500      $4.12         400,000       $2.13
                                             -------      -----         -------       -----
       Exercisable at end of year            172,470                    112,151
                                             -------                    -------

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1996:

                                      Options Outstanding                             Options Exercisable
                    -----------------------------------------------------   -----------------------------------
                                        Weighted Average
                    Number of Options     Remaining         Weighted            Number           Weighted
    Range of         Outstanding at      Contractual Life    Average         Exercisable at        Average
 Exercise Prices    December-31, 1996      in Years        Exercise Price   December 31, 1996   Exercise Price
 ---------------    -----------------      --------        --------------   -----------------   --------------
   $0.05                 50,000              6.68             $0.05              41,610            $0.05
   $1.63 - 2.19         130,500              6.83             $1.85              71,360            $1.75
   $2.75 - 3.88         149,500              7.10             $2.94              59,500            $2.91
   $6.50 - 9.63         177,500              9.35             $7.94                 --                --
                        -------                                                 -------
                        507,500                                                 172,470
                        =======                                                 =======

       401(k) PLAN

The Company offers a contributory 401(k) plan (the 'Plan') to its employees. The Company made matching contributions to the Plan at 50% of the employees' contribution for the first 8 percent of the employees' compensation for 1996 and most of 1995. The Company previously matched employee contributions at 25% of the employees' contribution for the first 8%. Total Company contributions were approximately $55,160 and $41,300 for the years ended December 31, 1996 and 1995, respectively.

(6)    INCOME TAXES

The components of the provision for income taxes are as follows:

                                              1996           1995
                                           -----------    -----------
             Current                       $ 1,017,950    $   276,945
             Deferred                          (58,950)       114,200
                                           -----------    -----------
             Income tax provision          $   959,000    $   391,145
                                           ===========    ===========

As of December 31, 1996 and 1995, the Company accrued $232,350 and $40,400, respectively, for income taxes currently payable which are included in accrued expenses in the accompanying balance sheets.

The Company's deferred tax assets and liabilities at December 31, 1996 and 1995 consist of the following:


                                                             1996         1995
                                                          ---------    ---------
Deferred tax assets-
   Inventory                                              $  92,500    $   9,300
   Allowance for doubtful accounts                           62,900       55,500
   Repair reserve                                            55,500       37,000
   Vacation accrual                                          36,900       42,500
   Unicap                                                    30,900       17,100
   Accrual for  unbilled services                             5,950         --
   Other                                                      7,300         --
   Tax credit carryforwards                                    --         69,000
                                                          ---------    ---------
                                                            291,950      230,400
Deferred tax liability-
   Depreciation                                             (31,200)     (28,600)
                                                          ---------    ---------
             Net deferred tax assets                      $ 260,750      201,800
                                                          =========    =========

Net current deferred tax assets                           $ 287,950    $ 161,400
Net long-term deferred tax (liability) assets               (27,200)      40,400
                                                          ---------    ---------
                                                          $ 260,750    $ 201,800
                                                          =========    =========

During the year ended December 31, 1995, the Company eliminated the valuation allowance of $55,000 related to certain tax credit carryforwards because the uncertainties surrounding the utilization of such credit carryforwards had been substantially mitigated.

A reconciliation of the Company's income tax provision computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:

                                                            1996        1995
                                                         ---------   ---------
             Federal income tax at statutory rate        $ 878,100   $ 361,200
             State taxes, net of federal tax effect         77,800      38,800
             Nondeductible expenses                          3,100      12,400
             Other, net                                       --        33,745
             Change in valuation allowance                    --       (55,000)
                                                         ---------   ---------
             Provision for income taxes                  $ 959,000   $ 391,145
                                                         =========   =========

(7)    CAPITAL LEASE

In February 1996, the Company entered into an agreement to lease a phone system. The lease has been capitalized using an implicit interest rate of 8.25%. Future minimum lease payments under the lease as of December 31, 1996 are as follows:

                    1997                                          $  37,078
                    1998                                             37,078
                    1999                                             37,078
                    2000                                             37,078
                    2001                                              3,090
                                                                  ---------
                                                                    151,402
                    Less- Amount representing interest              (23,235)
                                                                  ---------
                                                                    128,167
                    Less- Current portion of capital
                        lease obligation                            (27,528)
                                                                  ----------
                                                                  $ 100,639
                                                                  =========


(8)    COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under noncancelable operating leases are as follows:

          Year ended December 31-
            1997                       $286,248
            1998                        165,937
            1999                        110,119
            2000                         58,185

Total rental expense included in operations was approximately $348,174 and $227,800 in the years ended December 31, 1996 and 1995, respectively.

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

(9)    SIGNIFICANT CUSTOMER

During the year ended December 31, 1996, one customer accounted for approximately 11% of net sales. No single customer accounted for more than 10% of net sales during the year ended December 31, 1995. In addition, 26% of sales were made to international customers.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DYNAMIC MATERIALS CORPORATION


March 31, 1997                                 By: /s/ PAUL LANGE
                                                  ---------------------------
                                                  Paul Lange
                                                  President and Chief Executive
                                                    Officer


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.



 SIGNATURE                    TITLE                                          DATE
 ---------                    -----                                          ----
 /s/ PAUL LANGE               President, Chief Executive Officer and         March 31, 1997
 ---------------------------  Director (Principal Executive Officer)
 Paul Lange

 /s/ RICHARD A. SANTA         Vice President of Finance and Chief            March 31, 1997
 ---------------------------  Financial Officer (Principal Financial and
 Richard A. Santa             Accounting Officer)


 /s/ DEAN K. ALLEN            Director                                       March 31, 1997
 ---------------------------
 Dean K. Allen


 /s/ DAVID E. BARTLETT        Director                                       March 31, 1997
 ---------------------------
 David E. Bartlett


 /s/ EDWARD A. KEIBLE         Director                                       March 31, 1997
 ---------------------------
 Edward A. Keible


 /s/ GEORGE W. MORGENTHALER   Director                                       March 31, 1997
 ---------------------------
 George W. Morgenthaler

                                EXHIBIT INDEX


EXHIBIT
NUMBER      DESCRIPTION
------      -----------
2           Purchase and Sale Agreement, dated July 22, 1996, between the
            Company and E. I. du Pont de Nemours and Company (incorporated by reference from the Company's Current Report on Form 8-K, dated July
            22, 1996).

3(a) Articles of Incorporation of the Company, as amended (incorporated by reference from the Company's Registration Statement on Form S-1
            (Registration No. 33-36059).

3(b) Bylaws of the Company, as amended (incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No.
            33-36059).

4 Form of certificate representing shares of Common Stock of the Company (incorporated by reference from the Company's Annual Report on Form 10-K for the fiscal year ended October 31, 1990).

10(a) Credit Facility and Security Agreement, dated July 19, 1996, between the Company and Key Bank of Colorado (incorporated by reference from the Company's Current Report on Form 8-K, dated July
            22, 1996).

10(b)       Tolling/Services Agreement for Industrial Diamonds, dated July 22,
            1996, between the Company and E. I. du Pont de Nemours and Company
            (incorporated by reference from the Company's Current Report on Form 8-K, dated July 22, 1996).

10(c) Sublease, dated July 22, 1996, between the Company and E. I. du Pont de Nemours and Company (incorporated by reference from the Company's Current Report on Form 8-K, dated July 22, 1996).

10(d)       Agreement between the Company and Okabena Partnership V-6
            (incorporated by reference from the Company's Registration
            Statement on Form S-1 (Registration No. 33-36059)).

10(e) Form of Indemnity Agreement between the Company and each of its directors and officers (incorporated by reference from the Company's Current Report on Form 8-K, dated June 23, 1995).

10(f) 1992 Incentive Stock Option Plan of the Company (incorporated by reference from the Company's Registration Statement on Form S-8
            (Registration No. 33-84220)).

10(g) Nonemployee Director Stock Option Plan of the Company (incorporated by reference from the Company's Registration Statement on Form S-8
            (Registration No. 33-60975)).

11          Statement regarding computation of per share earnings.

23          Consent of Arthur Andersen LLP.

27          Financial Data Schedule.