Form 10QSB
period 1997-03-31
DYNAMIC MATERIALS CORP
filed 1997-05-15
CIK 34067

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1997
             -----------------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from        to
                                   ------     ------


                         Commission file number: 0-8328


                         DYNAMIC MATERIALS CORPORATION
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

            COLORADO                                     84-0608431
---------------------------------------            ----------------------------
    (State or other jurisdiction                       (I.R.S. Employer
  of incorporation or organization)                    Identification No.)

  551 ASPEN RIDGE DRIVE, LAFAYETTE                          80026
---------------------------------------            ----------------------------
(Address of principal executive office)                   (Zip Code)

         Issuer's telephone number, including Area Code (303) 665-5700

         Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.05 PAR VALUE
                                (Title of Class)
                                ----------------

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X     No
          ---       ---


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,690,458 shares of common stock as of April 30,1997.

ITEM 1.  FINANCIAL STATEMENTS




                         DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                  (unaudited)

                                                            March 31,    December 31,
               ASSETS                                        1996            1997
                                                         ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                            $      8,898    $    209,650
    Accounts receivable, net of allowance for doubtful
       accounts of $196,250 and $170,000, respectively      5,816,523       6,176,589
    Inventories                                             2,178,474       4,828,828
    Prepaid expenses and other                                101,831         150,951
    Deferred tax asset                                        287,950         287,950
                                                         ------------    ------------
              Total current assets                          8,393,676      11,653,968
                                                         ------------    ------------
PROPERTY, PLANT AND EQUIPMENT                               5,408,266       5,421,680
    Less-Accumulated depreciation                          (2,546,925)     (2,426,870)
                                                         ------------    ------------
              Property, plant and equipment--net            2,861,341       2,994,810
                                                         ------------    ------------
IN TANGIBLE ASSETS, net of accumulated amortization
    of $217,873 and $188,344, respectively                  1,307,951       1,337,480

OTHER ASSETS                                                  570,356         498,982
                                                         ------------    ------------
       TOTAL ASSETS                                      $ 13,133,324    $ 16,485,240
                                                         ============    ============




                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                  (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY                       March 31,     December 31,
                                                             1997           1996
                                                         ------------   ------------
CURRENT LIABILITIES:
    Bank overdraft                                       $       --     $    743,471
    Accounts payable                                        1,124,854      2,255,190
    Accrued expenses                                        1,146,676        990,959
    Current maturities of long-term debt                       96,661         94,636
    Current portion of capital lease                           27,528         27,528
                                                         ------------   ------------
              Total current liabilities                     2,395,719      4,111,784

LINE OF CREDIT                                              1,500,000      3,930,000

LONG-TERM DEBT                                                 65,024         89,857
CAPITAL LEASE OBLIGATION                                       93,965        100,639

DEFERRED TAX LIABILITY                                         27,200         27,200
                                                         ------------   ------------
              Total liabilities                             4,081,908      8,259,480
                                                         ------------   ------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.05 par value;
       4,000,000 shares authorized: no issued and
       outstanding shares                                        --             --
    Common stock, $.05 par value; 15,000,000 shares
       authorized;  2,675,958 and 2,539,323 shares
       issued and outstanding, respectively                   133,702        126,967
    Additional paid-in capital                              6,164,739      5,971,076
    Retained earnings                                       2,752,975      2,127,717
                                                         ------------   ------------
                                                            9,051,416      8,225,760
                                                         ------------   ------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 13,133,324   $ 16,485,240
                                                         ============   ============





                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (unaudited)


                                                             1996            1997
                                                         ------------    ------------
NET SALES                                                $  9,781,910    $  5,995,574

COST OF PRODUCTS SOLD                                       7,689,715       4,875,250
                                                         ------------    ------------
              Gross profit                                  2,092,195       1,120,324
                                                         ------------    ------------
COSTS AND EXPENSES:
    General and administrative expenses                       504,100         349,633
    Selling expenses                                          523,586         290,757
    Research and development costs                            103,262          85,817
                                                         ------------    ------------
                                                            1,130,948         726,207
                                                         ------------    ------------
INCOME FROM OPERATIONS                                        961,247         394,117

OTHER INCOME (EXPENSE):
    Other income                                               21,890           7,632
    Interest expense                                          (65,364)         (8,517)
    Interest income                                             2,485           5,063
                                                         ------------    ------------
              Income before income tax provision              920,258         398,295

INCOME TAX PROVISION                                         (295,000)       (148,000)
                                                         ------------    ------------
NET INCOME                                               $    625,258    $    250,295
                                                         ============    ============

NET INCOME PER SHARE                                     $        .22    $        .09
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                             2,891,140       2,641,743
                                                         ============    ============



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (unaudited)

                                                                 1997            1996
                                                            ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                              $    625,258    $    250,295
    Adjustments to reconcile net income
       to net cash from operating activities-
          Depreciation                                           143,062          83,762
          Amortization                                            29,529           2,250
          Decrease (increase) in-
              Accounts receivable, net                           360,066       1,563,313
              Inventories                                      2,650,354         656,014
              Prepaid expenses and other                          49,120        (128,229)
          Increase (decrease) in-
              Bank overdraft                                    (743,471)           --
              Accounts payable                                (1,130,336)       (690,604)
              Accrued expenses                                   155,717         182,965
                                                            ------------    ------------
              Net cash flows from operating activities         2,139,299       1,919,766
                                                            ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                 (19,765)        (94,250)
    Sale of property, plant and equipment                         10,172            --
    Change in other noncurrent assets                            (71,374)            333
                                                            ------------    ------------
              Net cash flows used in investing activities        (80,967)        (93,917)
                                                            ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on line of credit, net                           (2,430,000)       (600,000)
    Payments on long-term debt                                   (22,808)        (25,482)
    Payments on capital lease obligation                          (6,674)           --
    Net proceeds from issuance of common stock                   200,398          18,500
                                                            ------------    ------------
              Net cash flows from financing activities        (2,259,084)       (606,982)
                                                            ------------    ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (200,752)      1,218,867

CASH AND CASH EQUIVALENTS, beginning of the period               209,650          487,57
                                                            ------------    ------------
CASH AND CASH EQUIVALENTS, end of the period                $      8,898    $  1,706,440
                                                            ============    ============


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The information included in the Condensed Financial Statements is unaudited, but includes all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the Company's 1996 Annual Report filed on Form 10-KSB.

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

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 1996 assumes that the acquisition of Detaclad had occurred on January 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

Revenues                                   $  9,391,261
Net Income                                 $    351,699
Net Income Per Share                       $        .13

3.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                        MARCH 31,    DECEMBER 31,
                                          1997          1996
                                      ------------   ------------
Raw Materials                         $    515,118   $    600,942
Work-in-Process                          1,404,928      3,997,680
Supplies                                   258,428        230,206
                                      ------------   ------------

                                      $  2,178,474   $  4,828,828
                                      ============   ============

4.  NET INCOME PER COMMON SHARE:

Net income per common share has been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock options. Net income per share for the three months ended March 31, 1996 has been restated to correct an error in the computation of common stock equivalents outstanding. The effect of this change was to reduce net income per share by $.01 for the period.

Statement of Financial Accounting Standards No. 128 ("SFAS 128), "Earnings per Share", supersedes APB Opinion 15 ("APB 15"), "Earnings per Share", and is effective for interim and annual periods ending after December 15, 1997. While early application of SFAS 128 is prohibited, footnote disclosure of pro forma earnings per share ("EPS") under the new standard is permitted. SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options utilizing the same computations that the Company currently uses to compute primary EPS under APB 15. Pro forma earnings per share for the quarters ended March 31, 1997 and 1996 under SFAS 128 are as follows:



                                              QUARTER ENDED    QUARTER ENDED
                                              --------------   --------------
                                              MARCH 31, 1997   MARCH 31, 1996
                                              --------------   --------------
Basic earnings per share                      $       .24      $       .10
Shares outstanding                              2,600,239        2,507,313

Diluted earnings per share                    $       .22      $       .09
Shares outstanding                              2,891,140        2,641,743

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company further directs readers to the factors discussed in the Company's Form 10-KSB for the year ended December 31, 1996.

         GENERAL

         Dynamic Materials Corporation ("DMC" or the "Company"), formerly Explosive Fabricators, Inc., was incorporated in Colorado in 1971. DMC is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies and performs metal forming using its proprietary Dynaform(TM) technology. The Company generates approximately 90% of its revenues from its metal cladding business and approximately 10% of its revenues from its metal forming business.

         Metal Cladding. Clad metal products are used in manufacturing processes or environments that involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, the Company fabricates clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. The Company believes that its clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys.

         Metal Forming. Formed metal products are made from single sheets of metal that are formed into a single part in place of a welded assembly of multiple components. For example, the Company fabricates structural and engine components, such as torque box webs used in jet engine nacelles for the aircraft industry. The Company believes that its formed metal products provide a number of advantages over welded assemblies, including lower assembly and inspection costs, improved reliability, reduced overall weight and increased overall strength.

         The Company is continually working to generate solutions to the materials needs of customers in its target markets. Key elements of the Company's strategy include continual improvement of its basic processes and product offerings, the internal development of new cladding and forming products and the acquisition of businesses that broaden or complement the Company's existing product lines. In July 1996, the Company completed its first strategic acquisition when it acquired the assets of the Detaclad(R) Division ("Detaclad") of E.I. DuPont de Nemours and Company ("DuPont"), a complementary explosion cladding business with expertise in cladding thin metals and heat exchanger components primarily for the chemical processing, power generation and petrochemical industries. In addition, the Company has recently completed production of titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry.

         On July 22, 1996, the Company completed the acquisition of Detaclad for a purchase price of $5,321,850, including $250,576 of acquisition-related expenses and the assumption of $47,041 in liabilities. The Detaclad assets represent an approximate 50% increase in the Company's total assets from December 31, 1995. As operated by DuPont, Detaclad generated approximately $11,200,000 in sales revenues in the year ended December 31, 1995. Accordingly, the Company's results of operations subsequent to the acquisition will not be directly comparable with the pre-acquisition results.

         The Company has experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition-related costs and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected to have from time to time, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

            QUARTER ENDED MARCH 31, 1997 COMPARED TO MARCH 31, 1996

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                                PERCENTAGE OF NET SALES
                                              THREE MONTHS ENDED MARCH 31,
                                              ----------------------------
                                                  1997             1996
                                                 ------           ------
Net Sales                                         100.0%          100.0%
Cost of Products Sold                              78.6%           81.3%
                                                 ------           ------
Gross Profit                                       21.4%           18.7%

General & Administrative                            5.2%            5.8%
Selling Expenses                                    5.4%            4.9%
R & D                                               1.1%            1.4%
Other Income                                        0.2%            0.1%
Interest Expense                                    0.6%            0.1%
Interest Income                                     0.1%            0.1%
Income Tax Provision                                3.0%            2.5%
                                                 ------           -----
Net Income                                          6.4%           4.2.%

NET SALES. Net sales for the quarter ended March 31, 1997 increased by 63.2% to $9,781,910 from $5,995,574 in the first quarter of 1996. This increase was primarily attributable to strong first quarter shipments against a large December 31, 1996 backlog of orders, including two large orders that generated approximately $3.2 million in sales during the first quarter of 1997, and the July 22, 1996 acquisition of Detaclad.

GROSS PROFIT. As a result of the Company's increase in net sales and an improvement in the gross margin rate, gross profit for the quarter ended March 31, 1997 increased by 86.7% to $2,092,195 from $1,120,324 in first quarter of 1996. The gross profit margin for the quarter ended March 31, 1997 was 21.4%, representing a 14.4% increase from the gross profit margin of 18.7% for the first quarter of 1996. The increase in the gross margin rate is principally due to product mix fluctuations within the clad metal product line.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for quarter ended March 31, 1997 increased 44.2% to $504,100 from $349,633 in the first quarter of 1996. This increase reflects higher expense levels in a number of categories, including compensation, legal fees, travel and amortization of goodwill and intangibles. General and administrative expenses are expected to remain at these higher 1997 levels to support the Detaclad operations, increased sales activity and other strategic business initiatives. Despite the increases experienced in general and administrative expenses for the quarter ended March 31, 1997, general and administrative expenses as a percentage of net sales decreased from 5.8% in the first quarter of 1996 to 5.2% for the quarter ended March 31, 1997.

SELLING EXPENSE. Selling expenses increased by 80.1% to $523,586 for the quarter ended March 31, 1997 from $290,757 in the first quarter of 1996. This increase reflects higher expense levels in a number of categories, including compensation and benefits, advertising and promotion, reserves for bad debts and travel and entertainment expenses. Selling expenses are expected to remain at these higher 1997 levels due to staffing increases during the last half of 1996 that are attributable to the Detaclad acquisition, general business growth and the Company's plans to expand its domestic and international marketing activities. Selling expenses as a percentage of net sales increased from 4.9% in the first quarter of 1996 to 5.4% for the quarter ended March 31, 1997 as a result of these higher spending levels.


RESEARCH AND DEVELOPMENT. Research and development expenses increased 20.3% to $103,262 for the quarter ended March 31, 1997 from $85,817 in the first quarter of 1996. This increase reflects the increased use of contract engineering services to support current product development efforts.

INCOME FROM OPERATIONS. Income from operations increased by 143.9% to $961,247 for the quarter ended March 31, 1997 from $394,117 in the first quarter of 1996. This increase is a direct result of the 63.2% increase in net sales combined with an improvement in the gross margin rate to 21.4% for the quarter ended March 31, 1997 from 18.7% in the first quarter of 1996. This improved gross margin rate is a result of favorable changes in product mix. Income from operations as a percentage of net sales increased to 9.8% for the quarter ended March 31, 1997 from 6.6% in the first quarter of 1996.

INTEREST EXPENSE. Interest expense increased to $65,364 for the quarter ended March 31, 1997 from $8,517 in the first quarter of 1996. This increase is due to borrowings during the last half of 1996 under the Company's revolving line of credit facility with KeyBank of Colorado that were required to finance a portion of the Detaclad acquisition and working capital requirements associated with two large orders that accounted for a significant portion of December 31, 1996 accounts receivable and inventory balances. Interest expense is expected to decrease in the second quarter of 1997 as the line of credit borrowings were reduced from $3,930,000 at December 31, 1996 to $1,500,000 at March 31, 1997.

INCOME TAX PROVISION. The Company's income tax provision increased by 99.3% to $295,000 for the quarter ended March 31, 1997 from $148,000 in the first quarter of 1996. The effective tax rate was 32.1% in the quarter ended March 31, 1997 as compared to an effective tax rate of 37.2% for the first quarter of 1996. The lower effective tax rate for the quarter ended March 31, 1997 reflects the impact of tax deductions associated with the exercise of non-qualified stock options during the quarter ended March 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has secured the major portion of its operational financing from internally generated funds and an asset-backed revolving credit facility. In anticipation of financing needs for the Detaclad acquisition, the Company entered into a $7,500,000 secured credit facility with KeyBank of Colorado in July of 1996. At March 31, 1997, $1,500,000 was outstanding under this facility. The credit facility has a seven-year term and is secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit is subject to borrowing base restrictions that are a function of defined balances in accounts receivable, inventory, real property and equipment. As of March 31, 1997, borrowing availability under the line of credit was approximately $4,540,000 beyond actual borrowings as of that date.

         During the quarter ended March 31, 1997, the Company generated $2,139,299 in cash flows from operating activities as compared to $1,919,766 in the first quarter of 1996. The principal sources of cash flow from operations in the quarter ended March 31, 1997 were net income of $625,258, a decrease in inventories of $2,650,354 and a decrease in accounts receivable of $360,066. These sources of operating cash flow were offset by a $1,130,336 reduction in accounts payable and a $743,471 reduction in a bank overdraft. The current ratio was 3.5 at March 31, 1997 as compared to 2.8 at December 31, 1996. Investing activities in the quarter ended March 31, 1997 used $80,967 of cash, principally to fund capital expenditures (including expenditures on new computer software included in other noncurrent assets). Financing activities for the quarter ended March 31, 1997 used $2,259,084 of net cash, including the use of $2,430,000 in cash to reduce line of credit borrowings that was partially offset by cash proceeds of $200,398 from the exercise of stock options.

         The Company believes that its cash flow from operations and funds expected to be available under its existing credit facility will be sufficient to fund foreseeable working capital and capital expenditure requirements of its base business operations. However, because the Company's business has been based on a relatively small number of large specifically negotiated contracts, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels, could adversely effect the Company's ability to meet its cash requirements exclusively through internal sources. Consequently, any restriction on the availability of borrowing under the line of credit could negatively effect the Company's ability to meet its future cash requirements. The Company plans to grow both internally and through the acquisition of complementary businesses. A significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

                          PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         (a)      None.

         (b)      None.

         (c)      None.

         (d)      None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


         (a.)     EXHIBITS:

                  27    Financial Data Schedule

         (b.)     None.

                                   SIGNATURES






          In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                        DYNAMIC MATERIALS CORPORATION
                                        ---------------------------------------
                                             (Registrant)








Date:    May 15, 1997                     /s/ RICHARD A. SANTA
                                        ---------------------------------------
                                        Richard A. Santa, Vice President
                                        of Finance and Chief Financial Officer
                                        (Duly Authorized Officer and Principal
                                        Financial and Accounting Officer)

                                INDEX TO EXHBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                       -----------------------
  27                          Financial Data Schedule