Form 10QSB/A
period 1997-03-31
DYNAMIC MATERIALS CORP
filed 1997-06-09
CIK 34067

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


                                 FORM 10-QSB/A

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

ITEM 1.  FINANCIAL STATEMENTS




                         DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                  (unaudited)


                                                           March 31,     December 31,
               ASSETS                                        1997            1996
                                                         ------------    ------------
CURRENT ASSETS:
    Cash and cash equivalents                            $      8,898    $    209,650
    Accounts receivable, net of allowance for doubtful
       accounts of $196,250 and $170,000, respectively      5,816,523       6,176,589
    Inventories                                             2,178,474       4,828,828
    Prepaid expenses and other                                101,831         150,951
    Deferred tax asset                                        287,950         287,950
                                                         ------------    ------------
              Total current assets                          8,393,676      11,653,968
                                                         ------------    ------------
PROPERTY, PLANT AND EQUIPMENT                               5,408,266       5,421,680
    Less-Accumulated depreciation                          (2,546,925)     (2,426,870)
                                                         ------------    ------------
              Property, plant and equipment--net            2,861,341       2,994,810
                                                         ------------    ------------
INTANGIBLE ASSETS, net of accumulated amortization
    of $217,873 and $188,344, respectively                  1,307,951       1,337,480

OTHER ASSETS                                                  570,356         498,982
                                                         ------------    ------------
       TOTAL ASSETS                                      $ 13,133,324    $ 16,485,240
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
                                                         ============   ============





                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

              FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996

                                  (unaudited)



                                                             1997            1996
                                                         ------------    ------------
NET SALES                                                $  9,781,910    $  5,995,574

COST OF PRODUCTS SOLD                                       7,689,715       4,875,250
                                                         ------------    ------------
              Gross profit                                  2,092,195       1,120,324
                                                         ------------    ------------
COSTS AND EXPENSES:
    General and administrative expenses                       504,100         349,633
    Selling expenses                                          523,586         290,757
    Research and development costs                            103,262          85,817
                                                         ------------    ------------
                                                            1,130,948         726,207
                                                         ------------    ------------
INCOME FROM OPERATIONS                                        961,247         394,117

OTHER INCOME (EXPENSE):
    Other income                                               21,890           7,632
    Interest expense                                          (65,364)         (8,517)
    Interest income                                             2,485           5,063
                                                         ------------    ------------
              Income before income tax provision              920,258         398,295

INCOME TAX PROVISION                                         (295,000)       (148,000)
                                                         ------------    ------------
NET INCOME                                               $    625,258    $    250,295
                                                         ============    ============

NET INCOME PER SHARE                                     $        .22    $        .09
                                                         ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING                                             2,891,140       2,641,743
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

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                             DESCRIPTION
-------                       -----------------------

 *27                          Financial Data Schedule



* Previously filed.