Form 10QSB
period 1997-06-30
DYNAMIC MATERIALS CORP
filed 1997-08-11
CIK 34067

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]



                 FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1997
                 ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ___________________to _____________________


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

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,713,248 shares of common stock as of July 31, 1997.

ITEM 1.  FINANCIAL STATEMENTS





                         DYNAMIC MATERIALS CORPORATION
                            CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                               June 30,      December 31,
                                                                 1997            1996
                                                             ------------    ------------
                                        ASSETS
CURRENT ASSETS:
      Cash and cash equivalents                              $  1,071,402    $    209,650
      Accounts receivable, net of allowance for doubtful
           accounts of $220,250 and $170,000, respectively      4,507,386       6,176,589
      Inventories (Note 3)                                      1,669,976       4,828,828

      Prepaid expenses and other                                  284,027         150,951

      Deferred tax asset                                          287,950         287,950
                                                             ------------    ------------

                Total current assets                            7,820,741      11,653,968

PROPERTY, PLANT AND EQUIPMENT                                   5,876,580       5,421,680
      Less- Accumulated depreciation                           (2,702,928)     (2,426,870)
                                                             ------------    ------------

                Property, plant and equipment--net              3,173,652       2,994,810

INTANGIBLE ASSETS, Net of accumulated amortization
      of $247,899 and $188,344, respectively                    1,287,068       1,337,480

OTHER ASSETS                                                      201,007         498,982
                                                             ------------    ------------

      TOTAL ASSETS                                           $ 12,482,468    $ 16,485,240
                                                             ============    ============



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION
                            CONDENSED BALANCE SHEETS
                                  (unaudited)

                                                                                   June 30,     December 31,
                                                                                     1997          1996
                                                                                  -----------   -----------
                         LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
      Bank overdraft                                                              $      --     $   743,471
      Accounts payable                                                              1,670,295     2,255,190
      Accrued expenses                                                                859,541       990,959
      Current maturities of long-term debt                                             98,732        94,636
      Current portion of capital lease                                                 28,685        27,528
                                                                                  -----------   -----------

                Total current liabilities                                           2,657,253     4,111,784

LINE OF CREDIT                                                                           --       3,930,000

LONG-TERM DEBT                                                                         39,655        89,857

CAPITAL LEASE OBLIGATION                                                               85,999       100,639

DEFERRED TAX LIABILITY                                                                 27,200        27,200
                                                                                  -----------   -----------

                Total liabilities                                                   2,810,107     8,259,480

STOCKHOLDERS' EQUITY
      Convertible preferred stock, $.05 par value;
           4,000,000 shares authorized:  no issued and
           outstanding shares                                                            --            --
      Common stock, $.05 par value; 15,000,000 shares
           authorized; 2,711,458 and 2,539,323 shares
           issued and outstanding, respectively                                       135,527       126,967
      Additional paid-in capital                                                    6,266,552     5,971,076
      Retained earnings                                                             3,270,282     2,127,717
                                                                                  -----------   -----------

                                                                                    9,672,361     8,225,760
                                                                                  -----------   -----------

           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $12,482,468   $16,485,240
                                                                                  ===========   ===========



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                 Three months ended              Six months ended
                                                      June 30,                      June 30,
                                               1997            1996            1997            1996
                                            ------------    ------------    ------------    ------------
NET SALES                                   $  7,877,630    $  5,708,423    $ 17,659,541    $ 11,703,997

COST OF PRODUCTS SOLD                          6,003,171       4,524,491      13,692,888       9,399,741
                                            ------------    ------------    ------------    ------------

      Gross Profit                             1,874,459       1,183,932       3,966,653       2,304,256

COSTS AND EXPENSES:
      General and administrative expenses        502,970         391,472       1,007,070         741,105
      Selling expenses                           524,591         315,014       1,048,177         605,771
      Research and development costs              68,030          82,322         171,292         168,139
                                            ------------    ------------    ------------    ------------

                                               1,095,591         788,808       2,226,539       1,515,015
                                            ------------    ------------    ------------    ------------

INCOME FROM OPERATIONS                           778,868         395,124       1,740,114         789,241

      Other income                                 1,612           1,343          23,506           8,974
      Interest expense                           (24,921)         (5,316)        (90,285)        (13,832)
      Interest income                              4,607          10,554           7,087          15,617
                                            ------------    ------------    ------------    ------------
           Income before income tax
                provision                        760,166         401,705       1,680,422         800,000

INCOME TAX PROVISION                             242,857         148,000         537,857         296,000
                                            ------------    ------------    ------------    ------------

NET INCOME                                  $    517,309    $    253,705    $  1,142,565    $    504,000
                                            ============    ============    ============    ============

NET INCOME PER SHARE                        $       0.18    $       0.09    $       0.40    $       0.19
                                            ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING                     2,855,949       2,695,703       2,878,143       2,704,061
                                            ============    ============    ============    ============


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION
                            STATEMENT OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (unaudited)

                                                                        1997           1996
                                                                    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                    $ 1,142,565    $   504,000
      Adjustments to reconcile net income to net cash from
           operating activities-
                Depreciation                                            276,058        172,393
                Amortization                                             50,412          4,500
                Decrease (increase) in-
                     Accounts receivable, net                         1,669,203      1,224,145
                     Inventories                                      3,158,852      1,105,604
                     Prepaid expenses and other                        (133,076)        (4,076)
                Increase (decrease) in-
                     Bank overdraft                                    (743,471)          --
                     Accounts payable                                  (584,895)      (849,177)
                     Accrued expenses                                  (131,418)        78,854
                                                                    -----------    -----------
                     Net cash flows from operating activities         4,704,230      2,236,243
                                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Acquisition of property, plant and equipment                     (170,614)      (120,179)
      Change in other noncurrent assets                                  13,689         77,486
                                                                    -----------    -----------
                      Net cash flows used in investing activities      (156,925)       (42,693)
                                                                    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Payments on line of credit, net                                (3,930,000)      (600,000)
      Payments on long-term debt                                        (46,106)       (42,342)
      Payments on capital lease obligation                              (13,483)          --
      Net proceeds from issuance of common stock                        304,036         51,250
                                                                    -----------    -----------
                     Net cash flows used in financing activities     (3,685,553)      (591,092)
                                                                    -----------    -----------
      NET INCREASE IN CASH AND CASH EQUIVALENTS                         861,752      1,602,458

      CASH AND CASH EQUIVALENTS, beginning of period                    209,650        487,573
                                                                    -----------    -----------

      CASH AND CASH EQUIVALENTS, end of period                      $ 1,071,402    $ 2,090,031
                                                                    ===========    ===========



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

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

2. ACQUISITION OF DETACLAD(R) BUSINESS OF E. I. DUPONT DE NEMOURS AND COMPANY

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

The acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired based on their approximate fair market values at the purchase date. The results of operations of Detaclad since the July 22, 1996 purchase date are included in the Company's condensed financial statements.

The following unaudited pro forma results of operations of the Company for the six months ended June 30, 1996 assumes that the acquisition of Detaclad had occurred on January 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                Revenues                                $   17,629,000
                Net Income                              $      583,000
                Net Income Per Share                    $          .22

3.  INVENTORIES

This caption on the Condensed Balance Sheets includes the following:

                                                         JUNE 30,    DECEMBER 31,
                                                           1997         1996
                                                        ----------   ------------
                Raw Materials                           $  443,081    $  600,942
                Work-in-Process                            920,103     3,997,680
                Supplies                                   306,792       230,206
                                                        ----------    ----------
                                                        $1,669,976    $4,828,828
                                                        ==========    ==========

4.  NET INCOME PER COMMON SHARE:

Net income per common share has been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock options. Net income per share for the six months ended June 30, 1996 has been restated to correct an error in the computation of common stock equivalents outstanding. The effect of this change was to reduce net income per share by $.01 for the six months ended June 30, 1996.

Statement of Financial Accounting Standards No. 128 ("SFAS 128), "Earnings per Share", supersedes APB Opinion 15 ("APB 15"), "Earnings per Share", and is effective for interim and annual periods ending after December 15, 1997. While early application of SFAS 128 is prohibited, footnote disclosure of pro forma earnings per share ("EPS") under the new standard is permitted. SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options utilizing the same computations that the Company currently uses to compute primary EPS under APB 15. Pro forma earnings per share for the three months and six months ended June 30, 1997 and 1996 under SFAS 128 are as follows:

                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                             JUNE 30, 1997   JUNE 30, 1996   JUNE 30, 1997   JUNE 30,1996
                             -------------   -------------   -------------   -------------
Basic earnings per share     $         .19   $         .10   $         .43   $         .20
Shares outstanding               2,692,436       2,508,000       2,646,592       2,506,000

Diluted earnings per share   $         .18   $         .09   $         .40   $         .19
Shares outstanding               2,855,949       2,695,703       2,878,143       2,704,061

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the condensed financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company further directs readers to the factors discussed in the Company's Form 10-KSB for the year ended December 31, 1996 and Forms 10-QSB.

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

             QUARTER ENDED JUNE 30, 1997 COMPARED TO JUNE 30, 1996

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:


                                                    PERCENTAGE OF NET SALES
                                      -----------------------------------------------------
                                      THREE MONTHS ENDED JUNE 30, SIX MONTHS ENDED JUNE 30,
                                      -------------------------    ------------------------
                                          1997          1996          1997          1996
                                       ----------    ----------    ----------    ----------
Net Sales                                   100.0%        100.0%        100.0%        100.0%
Cost of Products Manufactured                76.2%         79.3%         77.5%         80.3%
                                       ----------    ----------    ----------    ----------

Gross Margin                                 23.8%         20.7%         22.5%         19.7%

General & Administrative                      6.4%          6.9%          5.7%          6.3%
Selling Expenses                              6.7%          5.5%          5.9%          5.2%
R & D                                         0.9%          1.4%          1.0%          1.4%
Interest Expense                              0.3%          0.1%          0.5%          0.1%
Income Tax Provision                          3.1%          2.6%          3.0%          2.5%
Net Income                                    6.6%          4.4%          6.5%          4.3%

NET SALES. Net sales for the quarter ended June 30, 1997 increased 38.0% to $7,877,630 from $5,708,423 in the second quarter of 1996. This increase is principally a result of the July 22, 1996 acquisition of Detaclad. For the six months ended June 30, 1997, net sales increased 50.9% to $17,659,541 from $11,703,997 in the comparable period of 1996. This increase was primarily attributable to strong first quarter shipments against a large December 31, 1996 backlog of orders, including two large orders that generated approximately $3.2 million in sales during the first quarter of 1997, and the July 22, 1996 acquisition of Detaclad.

GROSS PROFIT. As a result of the Company's increase in net sales and an improvement in the gross margin rate, gross profit for the quarter ended June 30, 1997 increased by 58.3% to $1,874,459 from $1,183,932 in the second quarter of 1996. The gross profit margin for the quarter ended June 30, 1997 was 23.8%, representing a 15% increase from the gross profit margin of 20.7% for the second quarter of 1996. For the six months ended June 30, 1997, gross profit increased 72.1% to $3,966,653 from $2,304,256 in the comparable period of 1996. The gross profit margin for the six months ended June 30, 1997 was 22.5%, representing a 14.2% increase from the gross profit margin of 19.7% for the first six months of 1996. The increases for both the three and six month periods are due to proportionately higher sales of formed products and industrial diamond services, both of which carry significantly higher margins than sales of clad metal plates.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended June 30, 1997 increased 28.5% to $502,970 from $391,472 in the second quarter of 1996. For the six months ended June 30, 1997, general and administrative expenses increased 35.9% to $1,007,070 from $741,105 in the comparable period of 1996. These increases reflect higher expense levels in a number of categories, including compensation, legal fees, travel and amortization of goodwill and intangibles. General and administrative expenses are expected to remain at these higher 1997 levels to support the Detaclad operations, increased sales activity and other strategic business initiatives. Despite the increases experienced in general and administrative expenses for the three and six month periods ended June 30, 1997, general and administrative expenses as a percentage of net sales decreased from 6.9% in the second quarter of 1996 to 6.4% for the quarter ended June 30, 1997 and from 6.3% to 5.7% for the comparable six month periods.

SELLING EXPENSE. Selling expenses increased by 66.5% to $524,591 for the quarter ended June 30, 1997 from $315,014 in the second quarter of 1996. For the six months ended June 30, 1997, selling expenses increased 73% to $1,048,177 from $605,771 in the comparable period of 1996. These increases reflect higher expense levels in a number of categories, including compensation and benefits, advertising and promotion, reserves for bad debts and travel and entertainment expenses. Selling expenses are expected to remain at these higher 1997 levels due to staffing increases during the last half of 1996 that are attributable to the Detaclad acquisition, general business growth and the Company's plans to expand its domestic and international marketing activities. Selling expenses as a percentage of net sales increased from 5.5% in the second quarter of 1996 to 6.7% for the quarter ended June 30, 1997, and from 5.2% for the six months ended June 30, 1996 to 5.9% for the comparable period of 1997, as a result of these higher spending levels.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased 17.4% to $68,030 for the quarter ended June 30, 1997 from $82,322 in the second quarter of 1996. For the six months ended June 30, 1997, research and development expenses increased 1.9% to $171,292 from $168,139 in the comparable period of 1996. The decrease in the second quarter reflects increased engineering effort during the second quarter in the Company's manufacturing activities versus new product or process development programs.

INCOME FROM OPERATIONS. Income from operations increased by 97.1% to $778,868 for the quarter ended June 30, 1997 from $395,124 in the second quarter of 1996. This increase is a direct result of the 38% increase in net sales combined with an improvement in the gross margin rate to 23.8% for the quarter ended June 30, 1997 from 20.7% in the second quarter of 1996. For the six months ended June 30, 1997, income from operations increased 120.5% to $1,740,114 from $789,241 in the comparable period of 1996. This increase is a direct result of the 50.9% increase in net sales combined with an improvement in the gross margin rate to 22.5% for the six months ended June 30, 1997 from 19.7% for the comparable period of 1996. These improved gross margin rates are principally a result of favorable changes in product mix. Income from operations as a percentage of net sales increased to 9.9% for the both the quarter and six months ended June 30, 1997 as compared to 6.9% and 6.7%, respectively, for the comparable periods of 1996.

INTEREST EXPENSE. Interest expense increased to $24,921 for the quarter ended June 30, 1997 from $5,316 in the second quarter of 1996. For the six months ended June 30, 1997, interest expense increased to $90,285 from $13,832 in the comparable period of 1996. These increases are due to borrowings under the Company's revolving line of credit with KeyBank of Colorado that were required to finance the July 1996 Detaclad acquisition and working capital requirements associated with two large orders that accounted for a significant portion of December 31, 1996 and March 31, 1997 accounts receivable and inventory balances. Interest expense decreased significantly in the second quarter of 1997 as the line of credit borrowings, which totaled $3,930,000 at December 31, 1996 and $1,500,000 at March 31, 1997, were paid down to zero.

INCOME TAX PROVISION. The Company's income tax provision increased by 64.1% to $242,857 for the quarter ended June 30, 1997 from $148,000 in the second quarter of 1996. The income tax provision for the six months ended June 30, 1997 increased 81.7% to $537,857 from $296,000 for the comparable period of 1996. For both the quarter and six months ended June 30, 1997, the effective tax rate was 32% as compared to 36.8% and 37%, respectively, for the comparable 1996 periods. The lower 1997 effective tax rates reflect the impact of tax deductions associated with the 1997 exercise of non-qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has secured the major portion of its operational financing from internally generated funds and an asset-backed revolving credit facility. In anticipation of financing needs for the Detaclad acquisition, the Company entered into a $7,500,000 secured credit facility with KeyBank of Colorado in July 1996. At June 30, 1997, no borrowings were outstanding under this facility. The credit facility has a seven-year term and is secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit is subject to borrowing base restrictions that are a function of defined balances in accounts receivable, inventory, real property and equipment. As of June 30, 1997, borrowing availability under the line of credit was approximately $5,450,000.

         During the six months ended June 30, 1997, the Company generated $4,704,230 in cash flows from operating activities as compared to $2,236,243 for the comparable period of 1996. The principal sources of cash flow from operations for the six months ended June 30, 1997 were net income of $1,142,565, a decrease in inventories of $3,158,852 and a decrease in accounts receivable of $1,669,203. These sources of operating cash flow were offset by a $584,895 reduction in accounts payable and a $743,471 reduction in a bank overdraft. The current ratio was 2.9 at June 30, 1997 as compared to 2.8 at December 31, 1996. Investing activities in the six months ended June 30, 1997 used $156,925 of net cash, including $170,614 to fund capital expenditures. Financing activities for the six months ended June 30, 1997 used $3,685,553 of net cash, including the use of $3,930,000 in cash to reduce line of credit borrowings that was partially offset by cash proceeds of $304,036 from the exercise of stock options.

         The Company believes that its cash flow from operations and funds expected to be available under its existing credit facility will be sufficient to fund foreseeable working capital and capital expenditure requirements of its base business operations. However, because the Company's business has been based on a relatively small number of large specifically negotiated contracts, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels, could adversely affect the Company's ability to meet its cash requirements exclusively through internal sources. Consequently, any restriction on the availability of borrowing under the line of credit could negatively effect the Company's ability to meet its future cash requirements. The Company plans to grow both internally and through the acquisition of complementary businesses. A significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

                          PART II - OTHER INFORMATION





ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.


         The Company's Annual Meeting of Shareholders (the "Annual Meeting") was held on May 23, 1997. At the Annual Meeting, the shareholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the 1998 Annual Meeting of Shareholders or until his successor is elected, (ii) approved the amendment and restatement of the Company's 1992 Incentive Stock Option Plan and 1994 Nonemployee Director Stock Option Plan in the form of the 1997 Equity Incentive Plan and increased the aggregate number of shares of Common Stock authorized for issuance under such plan by 275,000 shares, (iii) did not approve the reincorporation of the Company into the State of Delaware, and (iv) ratified the selection of Arthur Andersen LLP as independent accountants of the Company for its fiscal year ending December 31, 1997.

         The Company had 2,675,958 shares of Common Stock outstanding as of April 10, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 2,314,516 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

                                   Voting Shares              Voting Shares             Voting Shares
     Director                       In Favor                    Against                  Withheld
     --------                       --------                    -------                  --------
Dean K. Allen                       2,296,261                      -                      18,255
David E. Bartlett                   2,296,261                      -                      18,255
Paul Lange                          2,296,261                      -                      16,455
George Morgenthaler                 2,296,261                      -                      16,455

Proposal 2:  Approval of 1997 Equity Incentive Plan

Votes in favor:                       957,823
Votes against:                        252,389
Abstentions:                            4,122
Broker non-votes:                   1,100,182

Proposal 3:  Reincorporation of the Company into the State of Delaware

Votes in favor:                       964,208
Votes against:                        307,111
Abstentions:                            5,715
Broker non-votes:                   1,037,482

Proposal 4:  Ratification of Selection of Independent Accountants

Votes in favor:                     2,290,131
Votes against:                         11,834
Abstentions:                            5,201


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


         (a.)     Exhibits

                  11.  Statement regarding computation of per share earnings

                  27.  Financial Data Schedule


         (b.)     None.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                               DYNAMIC MATERIALS CORPORATION
                                               ---------------------------------
                                                    (Registrant)








Date:    August 11, 1997                       /s/ Richard A. Santa
                                               ---------------------------------
                                               Richard A. Santa, Vice President
                                               of Finance and Chief Financial
                                               Officer (Duly Authorized Officer
                                               and Principal Financial and
                                               Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                   DESCRIPTION
-----------                   -----------
   11                Statement re: Computation of Net Income Per Share

   27                Financial Data Schedule