Form 10QSB
period 1997-09-30
DYNAMIC MATERIALS CORP
filed 1997-11-14
CIK 34067

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]



               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                      to
                                  ----------------------   ---------------------

                         Commission file number: 0-8328
                          DYNAMIC MATERIALS CORPORATION

                 (Name of small business issuer in its charter)

       COLORADO                                         84-0608431
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

  551 ASPEN RIDGE DRIVE, LAFAYETTE                          80026
(Address of principal executive office)                  (Zip Code)

Issuer's telephone number, including Area Code (303) 665-5700

         Securities registered under Section 12(g) of the Exchange Act:


                          COMMON STOCK, $.05 PAR VALUE
                                (TITLE OF CLASS)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  / X /     No  /    /


      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,717,958 SHARES OF COMMON STOCK AS OF OCTOBER 31, 1997.

ITEM 1.  FINANCIAL STATEMENTS


                          DYNAMIC MATERIALS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                      September 30,    December 31,
                                                          1997             1996
                                                          ----             ----
                              ASSETS
CURRENT ASSETS:
     Cash and cash equivalents                       $     16,228    $    209,650
     Accounts receivable, net of allowance for
     doubtful accounts of $239,519 and $170,000,
     respectively                                       5,738,020       6,176,589
     Inventories (Note 3)                               1,986,942       4,828,828
     Prepaid expenses and other                           620,239         150,951
     Deferred tax asset                                   287,950         287,950
                                                     ------------    ------------

               Total current assets                     8,649,379      11,653,968

PROPERTY, PLANT AND
EQUIPMENT                                               5,911,443       5,421,680
     Less- Accumulated depreciation                    (2,862,537)     (2,426,870)
                                                     ------------    ------------

               Property, plant and equipment--net       3,048,906       2,994,810

INTANGIBLE ASSETS, Net of accumulated amortization
     of $277,885 and $188,344,
     respectively                                       1,259,346       1,337,480

OTHER ASSETS                                              191,850         498,982
                                                     ------------    ------------

     TOTAL ASSETS                                    $ 13,149,481    $ 16,485,240
                                                     ============    ============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                                                          September 30,  December 31,
                                                              1997           1996
                                                              ----           ----
               LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
     Bank overdraft                                       $      --     $   743,471
     Accounts payable                                       1,532,182     2,255,190
     Accrued expenses                                       1,215,872       990,959
     Current maturities of long-term debt                      91,466        94,636
     Current portion of capital lease                          28,685        27,528
                                                          -----------   -----------
               Total current liabilities                    2,868,205     4,111,784

LINE OF CREDIT                                                   --       3,930,000

LONG-TERM DEBT                                                 23,121        89,857

CAPITAL LEASE OBLIGATION                                       79,048       100,639

DEFERRED TAX LIABILITY                                         27,200        27,200
                                                          -----------   -----------
               Total liabilities                            2,997,574     8,259,480

STOCKHOLDERS'EQUITY
     Convertible preferred stock, $.05 par value;
          4,000,000 shares authorized:  no issued and
          outstanding shares                                     --            --
     Common stock, $.05 par value; 15,000,000 shares
          authorized;  2,717,958 and 2,539,323 shares
          issued and outstanding, respectively                135,877       126,967
     Additional paid-in capital                             6,282,827     5,971,076
     Retained earnings                                      3,733,203     2,127,717
                                                          -----------   -----------

                                                           10,151,907     8,225,760
                                                          -----------   -----------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $13,149,481   $16,485,240
                                                          ===========   ===========

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION
                         CONDENSED STATEMENTS OF INCOME
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                           Three months ended            Nine months ended
                                               September 30,                September 30,
                                          1997           1996           1997           1996
                                          ----           ----           ----           ----

NET SALES                             $ 7,803,059    $ 7,754,903    $25,462,599    $19,458,900

COST OF PRODUCTS SOLD                   6,013,006      6,111,829     19,677,769     15,511,568
                                      -----------    -----------    -----------    -----------

     Gross Profit                       1,790,053      1,643,074      5,784,830      3,947,332

COSTS AND EXPENSES:
     General and administrative
     expenses                             514,668        426,018      1,521,739      1,167,123
     Selling expenses                     490,212        383,021      1,538,389        988,792
     Research and development costs       104,951         82,004        304,367        250,143
                                      -----------    -----------    -----------    -----------

                                        1,109,831        891,043      3,364,495      2,406,058
                                      -----------    -----------    -----------    -----------

INCOME FROM OPERATIONS                    680,222        752,031      2,420,335      1,541,274

     Other income                             257            124         23,763          9,098
     Interest expense                     (15,135)       (77,177)      (105,419)       (91,011)
     Interest income                       14,720         30,340         21,807         45,957
                                      -----------    -----------    -----------    -----------
          Income before income tax
               provision                  680,064        705,318      2,360,486      1,505,318

INCOME TAX PROVISION                      217,143        264,000        755,000        560,000
                                      -----------    -----------    -----------    -----------

NET INCOME                            $   462,921    $   441,318    $ 1,605,486    $   945,318
                                      ===========    ===========    ===========    ===========

NET INCOME PER                        $      0.16    $      0.16    $      0.56    $      0.35
                                      ===========    ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER
     OF SHARES OUTSTANDING              2,880,891      2,700,657      2,879,216      2,669,729
                                      ===========    ===========    ===========    ===========


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION
                             STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                                       1997          1996
                                                                       ----          ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                    $1,605,486      $945,318
     Adjustments to reconcile net income to net cash from
          operating activities-
               Depreciation                                           435,667       263,068
               Amortization                                            78,134        23,391
               Decrease (increase) in-
                    Accounts receivable, net                          438,569       576,662
                    Inventories                                     2,841,886       999,262
                    Prepaid expenses and other                       (469,288)       63,069
               Increase (decrease) in-

                    Bank overdraft                                   (743,471)         --
                    Accounts payable                                 (723,008)      515,520
                    Accrued expenses                                  224,913       449,698
                                                                   ----------    ----------
                    Net cash flows from operating activities        3,688,888     3,835,988
                                                                   ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                    (205,477)     (270,741)
     Purchase of Detaclad net assets                                             (5,291,871)
     Change in other non-current assets                                22,846       (77,677)
                                                                   ----------    ----------
                     Net cash flows used in investing activities     (182,631)   (5,640,289)
                                                                   ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments on line of credit, net                               (3,930,000)    2,700,000
     Payments on long-term debt                                       (69,906)      (58,494)
     Payments on capital lease obligation                             (20,434)         --
     Net proceeds from issuance of common stock                       320,661        71,448
                                                                   ----------    ----------
                    Net cash flows used in financing activities    (3,699,679)    2,712,954
                                                                   ----------    ----------
     NET INCREASE IN CASH AND CASH EQUIVALENTS                       (193,422)      908,653
     CASH AND CASH EQUIVALENTS, beginning of period                   209,650       487,573
                                                                   ----------    ----------
     CASH AND CASH EQUIVALENTS, end of period                      $   16,228    $1,396,226
                                                                   ==========    ==========

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

The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 1996 assumes that the acquisition of Detaclad had occurred on January 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                       Revenues               $25,383,900
                       Net Income             $ 1,024,318
                       Net Income Per Share   $       .41

3.  INVENTORIES

This caption on the Condensed Balance Sheets includes the following:

                                    SEPTEMBER 30,  DECEMBER 31,
                                        1997          1996
                                        ----          ----

                   Raw Materials     $  437,229   $  600,942
                   Work-in-Process    1,222,838    3,997,680
                   Supplies             326,875      230,206
                                     ----------   ----------

                                     $1,986,942   $4,828,828
                                     ==========   ==========

4.  NET INCOME PER COMMON SHARE:

Net income per common share has been computed based upon the weighted average number of shares of common stock and common stock equivalents outstanding during each period. Common stock equivalents recognize the potential dilutive effects of the future exercise of common stock options.

Statement of Financial Accounting Standards No. 128 ("SFAS 128), "Earnings per Share", supersedes APB Opinion 15 ("APB 15"), "Earnings per Share", and is effective for interim and annual periods ending after December 15, 1997. While early application of SFAS 128 is prohibited, footnote disclosure of pro forma earnings per share ("EPS") under the new standard is permitted. SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of the future exercise of common stock options utilizing the same computations that the Company currently uses to compute primary EPS under APB 15. Pro forma earnings per share for the three months and nine months ended September 30, 1997 and 1996 under SFAS 128 are as follows:

                                     THREE MONTHS ENDED                  NINE MONTHS ENDED
                              SEPT. 30, 1997   SEPT. 30, 1996    SEPT. 30, 1997     SEPT. 30,1996
                              --------------   --------------    ---------------    -------------

   Basic earnings per share      $       .17     $       .17       $       .60        $       .38
   Shares outstanding              2,714,371       2,527,000         2,669,434          2,516,796

   Diluted earnings per          $       .16     $       .16       $       .56  $     $       .35
   Shares outstanding              2,880,891       2,700,657         2,879,216          2,669,729


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

         QUARTER ENDED SEPTEMBER 30, 1997 COMPARED TO SEPTEMBER 30, 1996

       The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:


                                              PERCENTAGE OF NET SALES
                           THREE MONTHS ENDED SEPT. 30,  NINE MONTHS ENDED SEPT. 30,
                                  1997         1996         1997         1996
                                 -----        -----        -----        -----
Net Sales                        100.0%       100.0%       100.0%       100.0%
Cost of Products                  77.1%        78.8%        77.3%        79.7%
  Manufactured                   -----        -----        -----        -----
Gross Margin                      22.9%        21.2%        22.7%        20.3%
General & Administrative           6.6%         5.5%         6.0%         6.0%
Selling Expenses                   6.3%         4.9%         6.0%         5.1%
R & D                              1.3%         1.1%         1.2%         1.3%
Interest Expense                   0.2%         1.0%         0.4%         0.5%
Income Tax Provision               2.8%         3.4%         3.0%         2.9%
Net Income                         5.9%         5.7%         6.3%         4.9%

NET SALES. Net sales for the quarter ended September 30, 1997 increased 0.6% to $7,803,059 from $7,754,903 in the third quarter of 1996. For the nine months ended September 30, 1997, net sales increased 30.9% to $25,462,599 from $19,458,900 in the comparable period of 1996. This increase was primarily attributable to strong first quarter shipments against a large December 31, 1996 backlog of orders, including two large orders that generated approximately $3.2 million in sales during the first quarter of 1997, and the July 22, 1996 acquisition of Detaclad.

GROSS PROFIT. As a result of an improvement in the Company's gross margin rate, gross profit for the quarter ended September 30, 1997 increased by 8.9% to $1,790,053 from $1,643,074 in the third quarter of 1996. The gross profit margin for the quarter ended September 30, 1997 was 22.9%, representing an 8% increase from the gross profit margin of 21.2% for the third quarter of 1996. For the nine months ended September 30, 1997, gross profit increased 46.6% to $5,784,830 from $3,947,332 in the comparable period of 1996. The gross profit margin for the nine months ended September 30, 1997 was 22.7%, representing an 11.8% increase from the gross profit margin of 20.3% for the first nine months of 1996. The increases in the gross margin rate for both the three and nine month periods are principally due to proportionately higher sales of formed products and industrial diamond services, both of which carry significantly higher margins than sales of clad metal plates.

GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses for the quarter ended September 30, 1997 increased 20.8% to $514,668 from $426,018 in the third quarter of 1996. For the nine months ended September 30, 1997, general and administrative expenses increased 30.4% to $1,521,739 from $1,167,123 in the comparable period of 1996. These increases reflect higher expense levels in a number of categories, including compensation, legal fees, travel and amortization of goodwill and intangibles. General and administrative expenses are expected to remain at these higher 1997 levels to support the Detaclad operations, increased sales activity and other strategic business initiatives. As a result of these higher spending levels, general and administrative expenses, as a percentage of net sales, increased from 5.5% in the third quarter of 1996 to 6.6% for the quarter ended September 30, 1997. For the nine months ended September 30, 1997 and 1996, general and administrative expenses remained flat at 6.0% of net sales for both periods as the 30.9% increase in year-to-date net sales was offset by increases in 1997 spending levels.

SELLING EXPENSES. Selling expenses increased by 28.0% to $490,212 for the quarter ended September 30, 1997 from $383,021 in the third quarter of 1996. For the nine months ended September 30, 1997, selling expenses increased 55.6% to $1,538,389 from $988,792 in the comparable period of 1996. These increases reflect higher expense levels in a number of categories, including compensation and benefits, advertising and promotion, reserves for bad debts and travel and entertainment expenses. Selling expenses are expected to remain at these higher 1997 levels due to staffing increases during the last half of 1996 that are attributable to the Detaclad acquisition, general business growth and expansion of the Company's domestic and international marketing activities. As a result of these higher spending levels, selling expenses, as a percentage of net sales, increased from 4.9% in the third quarter of 1996 to 6.3% for the quarter ended September 30, 1997, and from 5.1% for the nine months ended September 30, 1996 to 6.0% for the comparable period of 1997.

RESEARCH AND DEVELOPMENT COSTS. Research and development costs decreased 28.0% to $104,951 for the quarter ended September 30, 1997 from $82,004 in the third quarter of 1996. For the nine months ended September 30, 1997, research and development costs increased 21.7% to $304,367 from $250,143 in the comparable period of 1996. These increases reflect increased contract labor and travel expenses associated with current year new product and process development programs.

INCOME FROM OPERATIONS. Income from operations decreased 9.5% to $680,222 for the quarter ended September 30, 1997 from $752,031 in the third quarter of 1996. This decrease is attributed to a $218,788 aggregate increase in operating expense more than offsetting a $146, 979 increase in gross profit, which resulted principally from an improvement in the gross margin rate to 22.9% for the quarter ended September 30, 1997 from 21.2% in the third quarter of 1996. For the nine months ended September 30, 1997, income from operations increased 57.0% to $2,420,335 from $1,541,274 in the comparable period of 1996. This increase is a direct result of the 30.9% increase in net sales combined with an improvement in the gross margin rate to 22.7% for the nine months ended September 30, 1997 from 20.3% for the comparable period of 1996. This improved gross margin rate is principally a result of favorable changes in product mix. Income from operations as a percentage of net sales increased to 9.5% for nine months ended September 30, 1997 from 7.9% for the comparable period of 1996.

INTEREST EXPENSE. Interest expense decreased to $15,135 for the quarter ended September 30, 1997 from $77,177 in the third quarter of 1996. For the nine months ended September 30, 1997, interest expense increased to $105,419 from $91,011 in the comparable period of 1996. The increase for the nine month period is due to borrowings under the Company's revolving line of credit with KeyBank of Colorado during the first half of 1997 that were required to finance the July 1996 Detaclad acquisition and working capital requirements associated with two large orders that accounted for a significant portion of December 31, 1996 and March 31, 1997 accounts receivable and inventory balances. Interest expense decreased significantly in the third quarter of 1997 as line of credit borrowings, which totaled $3,300,000 at September 30, 1996, $3,930,000 at December 31, 1996 and
$1,500,000 at March 31, 1997, were paid down to zero as of June 30, 1997 and remained at zero throughout the third quarter of 1997.

INCOME TAX PROVISION. The Company's income tax provision decreased by 17.7% to $217,143 for the quarter ended September 30, 1997 from $264,000 in the third quarter of 1996. The income tax provision for the nine months ended September 30, 1997 increased 34.8% to $755,000 from $560,000 for the comparable period of 1996. For the three and nine months ended September 30, 1997, the effective tax rate was 31.9% and 32.0%, respectively, as compared to 37.4% and 37.2%, respectively, for the comparable 1996 periods. The lower 1997 effective tax rates reflect the impact of tax deductions associated with the 1997 exercise of non-qualified stock options.

LIQUIDITY AND CAPITAL RESOURCES

       Historically, the Company has secured the major portion of its operational financing from internally generated funds and an asset-backed revolving credit facility. In anticipation of financing needs for the Detaclad acquisition, the Company entered into a $7,500,000 secured credit facility with KeyBank of Colorado in July 1996. At September 30, 1997, no borrowings were outstanding under this facility. The credit facility has a seven-year term and is secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit is subject to borrowing base restrictions that are a function of defined balances in accounts receivable, inventory, real property and equipment. As of September 30, 1997, borrowing availability under the line of credit was approximately $6,450,000.

       During the nine months ended September 30, 1997, the Company generated $3,688,888 in cash flows from operating activities as compared to $3,835,988 for the comparable period of 1996. The principal sources of cash flow from operations for the nine months ended September 30, 1997 were net income of $1,605,486, a decrease in inventories of $2,841,886 and a decrease in accounts receivable of $438,569. These sources of operating cash flow were offset by a $723,008 reduction in accounts payable and a $743,471 reduction in a bank overdraft. The current ratio was 3.0 at September 30, 1997 as compared to 2.8 at December 31, 1996. Investing activities for the nine months ended September 30, 1997 used $182,631 of net cash, including $205,477 to fund capital expenditures (including expenditures on new computer software). Financing activities for the nine months ended September 30, 1997 used $3,699,679 of net cash, including the use of $3,930,000 in cash to reduce line of credit borrowings that was partially offset by cash proceeds of $320,661 from the exercise of stock options.

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

                           PART II - OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

       A Special Meeting of the Company's Shareholders (the "Special Meeting") was held on August 14, 1997. At the Special Meeting, the shareholders of the Company approved the re-incorporation of the Company into the State of Delaware.

       The Company had 2,711,458 shares of Common Stock outstanding as of July 7, 1997, the record date for the Special Meeting. At the Special Meeting, holders of a total of 1,782,201 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Special Meeting:

RE-INCORPORATION OF THE COMPANY INTO THE STATE OF DELAWARE

       Votes in favor:         1,555,780
       Votes against:            215,438
       Abstentions:                3,661


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


(a.)   Exhibits

       2. Agreement and Plan of Merger, dated as of August , 1997, between the Company and Dynamic Materials Corporation, a Colorado corporation ( a predecessor of the Company).*

       3(a). Certificate of Incorporation of the Company.*

       3(b). Bylaws of the Company.*

       4. Form of certificate representing shares of Common Stock of the Company.

       10(a). Form of Indemnity Agreement between the Company and each of its directors and officers.

       10(b).  1997 Equity Incentive Plan of the Company.*

       10(c). Letter agreement between the Company and Richard Santa, dated as of October 21, 1996.

       10(d). Letter agreement between the Company and Mike Beam, dated as of January 31, 1995.

       11.  Statement regarding computation of per share earnings.

       27.  Financial Data Schedule.


(b.)   None


-------------------

     *Incorporated by reference in the Company's definitive proxy statement filed July 14, 1997.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                         DYNAMIC MATERIALS CORPORATION
                                         (Registrant)


Date:  NOVEMBER 14, 1997                  Richard A. Santa
                                         ---------------------------------
                                         Richard A. Santa, Vice President of
                                         Finance and Chief Financial Officer
                                         (Duly Authorized Officer and Principal
                                         Financial and Accounting Officer)

                                INDEX TO EXHIBITS


EXHIBIT NO.                               DESCRIPTION

     2 Agreement and Plan of Merger, dated as of August , 1997, between the Company and Dynamic Materials Corporation, a Colorado corporation ( a predecessor of the Company).*

     3(a) Certificate of Incorporation of the Company.*

     3(b) Bylaws of the Company.*

     4 Form of certificate representing shares of Common Stock of the Company.

    10(a) Form of Indemnity Agreement between the Company and each of its directors and officers.

    10(b) 1997 Equity Incentive Plan of the Company.*

    10(c) Letter agreement between the Company and Richard Santa, dated as of October 21, 1996.

    10(d) Letter agreement between the Company and Mike Beam, dated as of January 31, 1995.

     11   Statement regarding computation of per share earnings.

     27   Financial Data Schedule.


-------------------

     *Incorporated by reference in the Company's definitive proxy statement filed July 14, 1997.