Form 10KSB
period 1997-12-31
DYNAMIC MATERIALS CORP
filed 1998-03-31
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997        COMMISSION FILE NUMBER 0-8328
( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
          For the transition period from            to             .
                                         ----------    ------------
                           -------------------------


                          DYNAMIC MATERIALS CORPORATION
                 (Name of Small Business Issuer in its charter)

       DELAWARE                                        84-0608431
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

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                -----
     The issuer's revenues for its most recent fiscal year were: $32,119,585.

     The aggregate market value of the voting stock held by non-affiliates of the issuer was $11,961,276 as of March 20, 1998./*/

     The number of shares of Common Stock outstanding was 2,789,508 as of March 20, 1998.

     Transitional Small Business Disclosure Format.  Yes     No  X
                                                         ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required by Part III (Items 9, 10, 11 and 12) is incorporated by reference to portions of the issuer's definitive proxy statement for the 1998 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 1997.

-------------------------
/*/ Excludes 1,367,003 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 20, 1998. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

     OVERVIEW

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies and performs metal forming using several technologies, including its proprietary Dynaform(TM) technology. DMC believes that the characteristics of its high energy metal working processes will enable the development of new applications for products in a wide variety of industries.

     Metal Cladding. Clad metal products are used in manufacturing processes or environments which involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, the Company fabricates clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, the Company has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for customers in the mining industry. The Company believes that its clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys.

     Metal Forming, Welding and Assembly. Formed metal products are made from sheet metal and forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances. Metal forming is accomplished through both the use of explosives and traditional forming technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Assembly and fabrication services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include torque box webs for jet engine nacelles, tactical missile motor cases and titanium pressure tanks.

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

     In January 1998, the Company completed its acquisition of AMK Welding ("AMK") a supplier of commercial aircraft and aerospace-related automatic and manual gas tungsten and arc welding services. The Company completed its acquisition of Spin Forge, LLC ("Spin Forge"), one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries, in March 1998.

     Dynamic Materials Corporation, formerly Explosive Fabricators, Inc., was incorporated in Colorado in 1971 and was reincorporated in Delaware in 1997.

     INVESTMENT CONSIDERATIONS

     Except for the historical information contained herein, this report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that the risks detailed below, among others, in some cases have affected, and in others could cause the Company's results to differ materially from those expressed in any forward-looking statements made by the Company and could otherwise affect, the Company's business, results of operations and financial condition. Certain of these factors are further discussed below and should be considered in evaluating the Company's forward-looking statements and any investment in the Company's Common Stock.

     Fluctuations in Operating Results. The Company has experienced and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition-related costs and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. In the year ended December 31, 1997, the Company's cladding business accounted for approximately 85% of its net sales. The explosion bonded clad metal products industry in which the Company currently operates is mature with limited potential for substantial growth in existing markets. The Company estimates that it currently serves approximately 35% of the market for its explosion bonded clad metal products. The Company believes that future opportunities to increase growth include vertical integration, identifying and developing new product applications, improving manufacturing processes, increasing operational efficiencies, and expanding into international markets. There can be no assurances that the Company will be successful in implementing these or other strategies for growth, and such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

     Integration of Recently Acquired Operations; Risks Associated with Future Acquisitions. In the third quarter of fiscal 1996, the Company completed the acquisition of the Detaclad division of DuPont located in Dunbar, Pennsylvania. In the first quarter of 1998, the Company completed the acquisitions of AMK, located in South Windsor, Connecticut, and Spin Forge, located in El Segundo, California. The Company expects to pursue additional acquisitions of complementary technologies, product lines or businesses in the future, however, there can be no assurances regarding the Company's ability to locate suitable acquisition candidates and negotiate acceptable acquisition terms. In connection with the acquisitions of Detaclad, AMK and Spin Forge, the Company has maintained operations at each of such companies' existing facilities. The integration of any future acquisitions will require special attention from management that may temporarily distract its attention from the day-to-day business of the Company. Any future acquisitions may also require integration of the companies' product offerings and coordination of sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has little or no direct prior experience. There can be no assurance that the Company will be able to effectively manage geographically dispersed operations. There can also be no assurance that the Company will be able to retain key personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Future acquisitions by the Company may also result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could adversely affect the Company's financial condition and results of operations. In addition, in connection with the acquisitions of Detaclad, AMK and Spin Forge, the Company has expanded and enhanced its financial and management controls, reporting systems and procedures as it integrates these companies' operations and may need to do so again with respect to future acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business, financial condition and results of operations. See "Acquisitions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Availability of Suitable Cladding Sites. The cladding process involves the detonation of large amounts of explosives. As a result, the sites where the Company performs cladding must meet certain criteria, including lack of proximity to a dense population, the specific geological characteristics of the site, and the Company's ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming or costly. In addition, the Company could experience difficulty obtaining permits because of resistance from residents in the vicinity of proposed sites. The Company recently announced plans to build a new manufacturing facility at its Dunbar, Pennsylvania location which will require certain governmental approvals and permits. While the Company believes it will be able to obtain such approvals and permits, there is no assurance that it will be able to do so. The Company currently leases its principal cladding site in Deer Trail, Colorado and its second cladding site in Dunbar, Pennsylvania. The lease for the Colorado property will expire in 1999 and the lease for the Pennsylvania facility will expire in 2005. There can be no assurances that the Company will be successful in negotiating new leases for either site on acceptable terms, or in identifying suitable additional or alternate sites should the Company fail to renew its current leases or require additional sites to support its planned growth. The failure to obtain required governmental approvals or permits, or the failure to renew current leases on acceptable terms, would have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. Competition in the high energy metal working business, including both metal cladding and metal forming, is, and is expected to remain, intense. The competitors include major domestic and international companies, including companies who use alternative technologies, as well as certain of DMC's customers and suppliers who have some in-house metal working capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

     The Company believes that its primary competitors for clad metal products are Nobelclad and Asahi Chemical and Regal Manufacturing in explosion bonded clad metal products, and in clad metal products fabricated using alternative technologies, Lukens Steel, Japan Steel Works, the Metallurgical Materials Division of Texas Instruments and Ametek in roll bonding, and Nooter Corporation, Struthers Industries, Inc., Joseph Oat Corporation and Taylor Forge in weld overlay. The Company competes against clad metal product manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

     The Company believes that its primary competitors for formed metal products are McStarlight Co., Globe Engineering Co., Inc., Klune Industries, Exotic Metals Forming Company and Spincraft. These companies use a variety of forming technologies, including bulge forming, deep draw forming, drop hammer forming, hydroforming, spinforming and other forming technologies. The Company competes against formed metal product manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

     Availability and Pricing of Raw Materials. Although the Company generally uses standard metals and other materials in manufacturing its products, certain materials such as specific grades of carbon steel, titanium, zirconium and nickel are currently obtained from single sources or are subject to supply shortages due to general economic conditions. While the Company seeks to maintain a sufficient inventory of these materials and believes that these materials are available from other sources, there can be no assurance that the Company would be able to obtain alternative supplies, or a sufficient inventory of materials, or obtain supplies at acceptable prices without production delays, additional costs or a loss of product quality. If the Company were to lose a single-source supply or fail to obtain sufficient supply on a timely basis or obtain supplies at acceptable prices, such loss or failure would have a material adverse effect on the Company's business, financial condition and results of operations. See "Supplies."

     Customer Concentration. A significant portion of the Company's net sales is derived from a relatively small number of customers. For the periods indicated, each of the following customers accounted for more than 10% of the Company's revenues: in 1996, Nooter Corporation (11%); and in 1997, non-recurring sales to Australian Submarine Corporation Pty. Limited (13%). Large customers also accounted for a significant portion of the Company's backlog at March 20, 1998. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, approximately 75% of the Company's revenues historically have been derived from customers in the chemical processing, power generation and petrochemical industries. An economic downturn in any of these industries could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's sales of formed metal products and industrial diamond services are derived from a relatively small number of customers. As the sales of formed metal products and industrial diamond services carry higher margins than sales of clad metal products, the loss of one or more of these customers or a change in their pricing or buying patterns could have a material adverse effect on the Company's business, financial condition and results of operations.

     Dependence on Key Personnel; Need to Attract and Retain Employees and Availability of Unskilled Labor. The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain of these key personnel could have a material adverse effect on the Company's business, results of operations and financial condition. In addition, the availability of unskilled workers in the Denver, Colorado metropolitan area, the site of the Company's primary manufacturing facility is limited due to a relatively low unemployment rate. Historically, the Company has experienced a significant rate of attrition for its unskilled labor as a result of the high demand for unskilled labor in the Denver metropolitan area. The Company will need to continue to hire and train a substantial number of new manufacturing workers to support its current operations and proposed growth, including at its proposed new manufacturing facility in Dunbar, Pennsylvania. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Government Regulation; Safety. The Company's explosion metal working business is subject to extensive government regulation in the United States and in other countries, including guidelines and regulations for the safe handling and transport of explosives provided by the U.S. Bureau of Tobacco and Fire Arms, the U.S. Department of Transportation set forth in the Federal Motor Carrier Safety Regulations and the Institute of Makers of Explosive Safety Library Publications. Licensing and regulations for the purchase, transport, manufacture and use of explosives may vary significantly among states and municipalities. In addition, depending upon the types of explosives used, the detonation by-products may be subject to environmental regulation. The Company's activities are also subject to federal, state and local environmental and safety laws and regulations, including but not limited to, local noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 ("CERCLA") as amended, including the regulations issued and laws enforced by the Colorado Labor and Employment Department, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. While the Company believes that it is currently in compliance with these regulations, any failure to comply with present and future regulations could subject the Company to future liabilities. In addition, such regulations could restrict the Company's ability to expand its facilities, construct new facilities or could require the Company to incur other significant expenses in order to comply with government regulations. In particular, any failure by the Company to adequately control the discharge of its hazardous materials and wastes could subject it to future liabilities, which could be significant.

     The Company's operations involve the detonation of large amounts of explosives. As a result, the Company is required to use specific safety precautions under the Occupational Safety and Health Administration ("OSHA") guidelines. These include precautions which must be taken to protect employees from shrapnel and facility deterioration as well as exposure to sound and ground vibration.

     THE METAL WORKING BUSINESS

     The metal working business includes the use of explosives to perform metal cladding, metal forming and shock synthesis. In addition, DMC has other metal forming technologies, including shear-spinning, welding and other assembly processes. DMC believes that the characteristics of its high energy metal working processes will enable the development of new applications for products in a wide variety of industries.

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

     The Company's clad metal products are produced on a project-by-project basis based on specifications set forth in a customer's purchase order. Upon receipt of an order for clad metal from a customer, the Company identifies sources for the specified raw materials. The Company obtains the raw materials from a variety of sources based on quality, availability, transportation costs and unit price. After the Company receives the materials they are inspected for conformity to the order specification and product quality criteria. The raw materials are then prepared for bonding. Bonding preparation includes abrasive cleaning of the mating surfaces of each plate, preparation of the assembly, metal scoring and trimming. In some cases, plates may be seam welded to create large parts from readily available standard sizes. The completed assemblies are transported to one of the Company's bonding sites where a blasting agent is loaded on top of the assembly and detonated in a carefully controlled environment using a remote system. The Company immediately transports the now-bonded metal plates to one of the Company's facilities or to a subcontractor for further processing. This processing might include heat treating, flattening, beveling, stripping, milling, cutting and/or special surface preparation to comply with customer specifications. The Company completes the bonding process by performing testing for final certification of the product to the customer's specifications.

     Shock Synthesis. In connection with the 1996 acquisition of the Detaclad division of DuPont, DMC entered into an agreement to provide shock synthesis services associated with the manufacture of industrial diamonds. Shock synthesis is one step in a series of operations required for DuPont's production of industrial grade diamond abrasives.

     Metal Forming. Formed metal products are made from sheet metal or forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances according to a customer's specifications. Metal forming is accomplished through both the use of explosives and traditional metal forming technologies.

     Explosive metal forming is performed by using explosions to generate high-energy shockwaves that are transmitted through water to force a metal blank into the contours of a die. Explosive metal forming can eliminate or reduce metal welding operations by creating a single part in place of an assembly of multiple components. Using its Dynaform(TM) technology the Company can manufacture larger and thicker metal components than other conventional forming technologies, including metal with difficult contours and virtually unlimited shapes. The primary advantages of products manufactured using the Dynaform(TM) process include the manufacture of large metal parts, lower assembly and inspection costs, improved reliability, reduced overall weight, and increased strength. The Company currently manufactures formed metal parts for the commercial aircraft, aerospace and power generation industries.

     DMC also forms metals by other traditional forming technologies such as spinning, machining, rolling, and hydraulic expansion. These technologies were acquired in the recent purchase of Spin Forge. The equipment utilized in the spinning process is believed to be among the largest of its kind in North America, and is capable of producing thin wall, close tolerance parts. Formed metal products include tactical missile cases and high strength, light weight pressurant tanks utilizing specialty aerospace alloys. The industries served include commercial aircraft, space launch, stationary power generation, nuclear and missile defense.

     The Company's formed metal products are produced on a project-by-project basis based on specifications set forth in a customer's purchase order. Upon receipt of an order for a formed metal product from a customer, the Company identifies sources for the specified raw materials, which typically include sheet metals composed of aluminum, titanium, inconels, monels, hastealloys, waspalloy, invar or stainless steel. The Company obtains the raw materials from a variety of sources based on quality, availability, transportation costs and unit price. Following the forming process, the Company treats the metal parts by using operations such as anodizing, heat-treating and painting. The Company completes the forming process by performing testing for final certification of the product to the customer's specifications.

     Welding. The Company's capabilities for providing welding services and assemblies resides primarily in the recent acquisitions of AMK and Spin Forge. Both AMK and Spin Forge provide welding and assembly services to the commercial aircraft, aerospace, power generation and defense industries. Welding services are provided on a project-by-project basis based on specifications set forth in customer's purchase orders. Upon receipt of an order for welded assemblies the Company performs welding services using customer specific welding procedures.

     The welding services are performed utilizing a variety of manual and automatic welding techniques, including electron beam (EB) and gas tungsten arc welding (GTAW) processes. The Company has considerable expertise in vacuum controlled atmospheric purged chamber welding which is a critical capability when welding titanium, zirconium, high temperature nickel alloys and other specialty alloys. In addition to its welding capabilities, the Company also utilizes various special stress relieving and non-destructive examination (NDE) processes such as mag particle and radiographic inspection in support of its welding operations.

     Metal Assembly Operations. The Company's metal forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. DMC's assembly capabilities are provided on a project-by-project basis according to specifications set forth in customers' purchase orders. After receiving customer orders for completed assemblies and sub-assemblies, the Company performs fabrication services utilizing its close-tolerance machining, forming, welding, inspection and other special service capabilities.

     STRATEGY

     The Company's strategy for growth is to aggressively expand its basic processes and product offerings to generate solutions to the materials needs of customers in its target markets. Key elements of the Company's strategy include:

     Add New Product Lines or Businesses. The Company seeks to add new product lines through the internal development of new cladding and forming products and the acquisition of businesses that broaden or complement its existing product lines. For example, during 1996 the Company completed its first strategic acquisition when it acquired Detaclad. During 1996, the Company also completed production of a new product - titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead. The Company is currently focusing on expanding its metal forming business through internal sales and marketing efforts and has adopted a strategy of acquiring complementary metal forming businesses. In the first quarter of 1998, the Company completed the acquisition of two complementary businesses, AMK and Spin Forge. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. The Company's future expansion plans depend on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to achieve its planned expansion through acquisitions.

     Establish Global Presence. The Company seeks to establish a global sales and marketing presence in the major international markets for explosion metal working, including Europe, Australia and Korea. The Company is working to establish relationships with independent sales representatives, end users, engineering contractors and metal fabricators in these markets and has developed the capacity in its sales and marketing department to address these markets. The Company is also considering expanding its operations to include facilities located outside of the United States. The Company's plans to expand internationally depend on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to establish a global presence.

     Maintain Technology and Manufacturing Leadership. The Company seeks to maintain its technology leadership in the metal working business through the continual improvement of its basic processes and product offerings. The Company has a research and development program which is focused on identifying new raw materials which may be useful in high energy metal working, identifying new product offerings, and expanding the Company's production capabilities.

     ACQUISITIONS

     The Company is seeking to expand its revenue base by increasing its product offerings through the acquisition of businesses that broaden or complement the Company's existing product lines. In July 1996 the Company completed its first strategic acquisition when it acquired the assets of Detaclad. Detaclad manufactures and distributes explosion-bonded clad metal plates and provides explosive shock synthesis services to DuPont in connection with DuPont's production of industrial diamonds. Through the Detaclad acquisition, the Company acquired expertise in cladding thin metals and heat exchanger components primarily for the chemical processing, power generation and petrochemical industries. In the first quarter of 1998, the Company completed the acquisition of two complementary businesses, AMK and Spin Forge. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. The Company evaluates acquisition candidates on an ongoing basis and expects to pursue additional acquisitions of complementary technologies, product lines or businesses in the future, however, there can be no assurances regarding the Company's ability to locate suitable acquisition candidates and negotiate acceptable acquisition terms.

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

     COMPETITION

     Dynamic Materials competes against numerous domestic and foreign companies, including competition from companies using competitive processes such as roll bonding and weld overlay. Competition in the explosion metal working business, including both metal cladding and metal forming, is, and is expected to remain, intense. The competitors include major domestic and international companies, including companies who use alternative technologies, as well as certain of DMC's customers and suppliers who have some in-house metal working capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

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

     The Company believes that its primary competitors for formed metal products are McStarlight Co., Globe Engineering Co., Inc., Klune Industries, Exotic Metals Forming, Inc. and Spincraft. These companies use a variety of forming technologies, including bulge forming, deep draw forming, drop hammer forming, hydroforming, spinforming and other forming technologies. The Company competes against formed metal product manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

     CUSTOMER PROFILE AND MARKETING

     The primary industries served by the Company are the chemical processing, power generation, petrochemical, commercial aerospace and marine engineering industries. The Company's metal cladding customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. The Company's metal forming customers in these industries require metal products that meet rigorous criteria for tolerances, weight, strength and reliability.

     At any given time, certain customers may account for significant portions of the Company's business. A significant portion of the Company's net sales is derived from a relatively small number of customers. For the periods indicated, each of the following customers accounted for more than 10% of the Company's revenues: in 1996, Nooter Corporation (11%); and in 1997, non-recurring sales to Australian Submarines Corporation Pty. Limited (13%). Large customers also accounted for a significant portion of the Company's backlog at March 20, 1998. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The Company extends its internal selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers and independent sales representatives. Prospective accounts in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. The Company markets its products to three tiers of customers; the product end-users (e.g., operators of chemical processing plants), the engineering contractors in charge of specifying the metal parts to be used by the end-users, and the metal fabricators who manufacture the products or equipment that utilize the Company's metal products. By maintaining relationships with these parties and educating them as to the technical benefits of DMC's high energy metal worked products, the Company endeavors to have its products specified as early as possible in the design process.

     BACKLOG

     The Company's backlog was approximately $12.7 million at December 31, 1997 compared with approximately $12.2 million at December 31, 1996. Backlog consists of firm purchase orders and commitments which are expected to be filled within the next 12 months. The Company expects most of the backlog at December 31, 1997 to be filled during 1998. The above December 31, 1997 backlog does not include the backlog for Spin Forge. The Spin Forge backlog as of December 31, 1997 was approximately $14 million, of which an estimated $8 million was expected to ship in calendar 1998. However, since orders may be rescheduled or canceled and a significant portion of the Company's net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

     EMPLOYEES

     The Company employs approximately 195 employees as of March 20, 1998, the majority of whom are engaged in manufacturing operations. The Company believes that its relations with its employees are good.

     PROTECTION OF PROPRIETARY INFORMATION

     The Company holds 10 United States patents and has filed one patent application related to the business of explosion metal working and metallic processes and also owns certain registered trademarks, including Detaclad(R), Detacouple(R), Dynalock(R) and EFTEK(R). The Company's current patents expire between 1998 and 2010; however, the Company does not believe that such patents are material to its business and the expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.


ITEM 2.   DESCRIPTION OF PROPERTY

     The Company's principal manufacturing site, which is owned by the Company, is located in Louisville, Colorado. The Company leases additional manufacturing facilities in Louisville, Colorado and Dunbar, Pennsylvania. The lease for the Colorado property will expire in 1999 and the lease for the Pennsylvania facility will expire in 2005. The Company also leases office space in Lafayette, Colorado and property located in Deer Trail, Colorado that is used as an explosion site. The Company acquired the land and buildings housing the newly acquired operations of AMK, in South Windsor, Connecticut. The Company leases the land and building occupied by its newly acquired Spin Forge operations in El Segundo, California. The lease expires in January 2002, and the Company holds an option to purchase the land and building housing the Spin Forge operations exercisable until January 2002, extendable under certain conditions. The Company believes that its current facilities are adequate for its existing operations and they are in good condition. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.

ITEM 3.   LEGAL PROCEEDINGS

     The Company has been named as a defendant in a lawsuit filed in France by a French company with which the Company had preliminary acquisition discussions during 1997. The Company plans to vigorously defend itself against such claim and the management of the Company believes that the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations. The Company is not a party to any other legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's business, results of operations and financial condition.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

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

          1996                      HIGH                LOW

          First Quarter             $ 4 1/4             $ 2 5/8
          Second Quarter            $ 5 7/8             $ 3 3/4
          Third Quarter             $ 7 1/8             $ 4 3/4
          Fourth Quarter            $10 1/2             $ 6 3/4

          1997

          First Quarter             $19 1/4             $ 9 1/8
          Second Quarter            $12 1/8             $ 7 5/8
          Third Quarter             $12 3/4             $ 9 7/16
          Fourth Quarter            $12 3/8             $ 7 1/2

     As of March 20, 1998 there were approximately 292 holders of record of the Common Stock.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     GENERAL

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies and performs metal forming using several technologies, including its proprietary Dynaform(TM) technology. Historically, the Company has generated approximately 85% to 90% of its revenues from its metal cladding business and approximately 10% to 15% of its revenues from its metal forming and shock synthesis businesses. Approximately 26% of the Company's sales were made to international customers in each of the last two fiscal years.

     On July 22, 1996, the Company completed the acquisition of the Detaclad(R) unit of E.I. DuPont de Nemours and Company ("Detaclad"), for a purchase price of $5,321,850, including $250,576 of acquisition-related costs and the assumption of $47,041 in liabilities. The Detaclad assets represented an approximate 50% increase in the Company's total assets from December 31, 1995. As operated by DuPont, Detaclad generated approximately $11,200,000 in sales revenues in the year ended December 31, 1995. Accordingly, the Company's results of operations subsequent to the acquisition will not be directly comparable with the pre-acquisition results.

     The Company has completed two separate business acquisitions since its December 31, 1997 fiscal year end. On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. ("AMK") for a cash purchase price of approximately $900,000. Assets acquired consisted primarily of machinery and equipment, land and the building that houses AMK's operations. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services and generated sales of approximately $1.2 million in its most recent fiscal year that ended on July 31, 1997. On March 18, 1998, the Company completed the acquisition of certain assets of Spin Forge, LLC ("Spin Forge") for a purchase price of approximately $3.9 million that was paid with a combination of cash, assumption of approximately $1.1 million in liabilities and 50,000 shares of DMC Common Stock. Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. Principal assets acquired included machinery and equipment and inventories. The Company will lease the land and building from Spin Forge, LLC and holds an option to purchase such property for approximately $2.9 million, subject to certain adjustments, exercisable under certain conditions through January 2002. The option may be extended beyond this date under specified conditions provided that the option price must be adjusted upwards in the event that the fair market value of the property at the time of exercise is higher than $2.9 million. Spin Forge generated sales revenues of approximately $6.5 million for the year ended December 31, 1997.

     The Company has experienced and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition-related costs and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

     Net Sales. Net sales for 1997 increased by 10.1% to $32,119,585 from $29,165,289 in 1996. This increase was attributable to a $2.1 million increase in sales of the Company's formed metal products and a $979,000 increase in sales of industrial diamonds services (a direct result of the Company's July, 1996 acquisition of Detaclad). Sales of clad metal products remained flat from 1996 to 1997.

     Gross Profit. As a result of the Company's increase in net sales and an improvement in the gross margin rate, gross profit for 1997 increased by 24.7% to $7,826,145 from $6,276,937 in 1996. The 1997 gross profit margin rate of 24.4% represented a 13.5% increase from the 1996 gross profit margin rate of 21.5%. This increase in the gross margin rate is attributable to proportionately higher 1997 sales of formed metal products and industrial diamond services, both of which carry higher margins than sales of clad metal plates.

     General and Administrative. General and administrative expenses for 1997 increased 18.9% to $2,161,888 from $1,818,366 in 1996. This increase reflects higher spending levels in a number of categories, including compensation and benefits, legal fees (including certain litigation matters), fees associated with the Company's re-incorporation in Delaware, and amortization of goodwill and intangibles. General and administrative expenses are expected to remain at these higher 1997 levels to support current operations, business acquisition activities and other strategic business initiatives. As a percentage of net sales, general and administrative expenses increased from 6.2% in 1996 to 6.7% in 1997.

     Selling Expense. Selling expense increased by 34.2% to $1,946,758 in 1997 from $1,451,036 in 1996. This increase reflects higher spending levels in a number of categories, including compensation and benefits, advertising and promotion, and travel and entertainment expenses. These increased spending levels are primarily attributable to staffing increases associated with: the July 1996 Detaclad acquisition, general business growth and expansion of the Company's domestic and international marketing activities. Selling expense, as a percentage of net sales, increased from 5.0% in 1996 to 6.1% in 1997.

     Research and Development. Research and development expenses increased 28.7% to $427,173 in 1997 from $332,003 in 1996. This increase reflects increased labor costs associated with 1997 process development programs. As a percentage of net sales, research and development expenses increased from 1.1% in 1996 to 1.3% in 1997.

     Income from Operations. Income from operations increased by 23.0% to $3,290,326 in 1997 from $2,675,532 in 1996. This increase was primarily due to increased net sales and a significant improvement in the Company's gross margin rate, and was partially offset by increased operating expenses as discussed above. Income from operations, as a percentage of net sales, increased to 10.2% in 1997 from 9.2% in 1996.

     Interest Expense. Net interest expense decreased 23.1% to $78,590 in 1997 from $102,185 in 1996. This decrease reflects the pay-down of borrowings during the first half of 1997 of borrowings under the Company's revolving line of credit facility with KeyBank of Colorado that were required during the last half of 1996 and first few months of 1997. These borrowings were required to finance a portion of the Detaclad acquisition and working capital requirements associated with two large orders that accounted for a significant portion of accounts receivable and inventory balances during the fourth quarter of 1996 and first quarter of 1997.

     Income Tax Provision. The Company's income tax provision increased by 27.3% to $1,221,000 in 1997 from $959,000 in 1996, and follows the increase in sales, operating income and income before income taxes. The effective tax rate was 37.8% in 1997 and 37.1% in 1996. The 1997 tax provision does not reflect a $268,381 reduction in taxes payable for 1997 arising from the exercise on non-statutory options that was credited to paid-in-capital.

     Net Income. Net income for 1997 increased by 23.7% to $2,007,913 from $1,623,654 in 1996 and, as a percentage of net sales, was 6.3% in 1997 compared to 5.6% in 1996. This increase was primarily attributable to increased net sales and improved gross profit margins.



     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

     Net Sales. Net sales for 1996 increased by 49.4% to $29,165,289 from $19,521,133 in 1995. These increases were primarily attributable to strong demand for clad metal plate throughout 1996, including two large orders that generated more than $3.0 million in sales, and the acquisition of Detaclad. The Detaclad unit contributed approximately $5 million to 1996 sales from its July 22, 1996 acquisition date.

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

     General and Administrative. General and administrative expenses for 1996 increased 48.6% to $1,818,366 from $1,223,883 in 1995. This increase reflects higher spending levels in a number of categories, including compensation and benefits, legal fees, travel and entertainment expenses, investor relations expenses, consulting fees and amortization of goodwill and intangibles. Despite the increases experienced in 1996, general and administrative expenses as a percentage of net sales decreased slightly from 6.3% in 1995 to 6.2% in 1996.

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

     Net Income. Net income for 1996 increased by 141.9% to $1,623,654 from $671,194 in 1995 and, as a percentage of net sales, was 5.6% in 1996 compared to 3.4% in 1995. This increase was primarily attributable to increased net sales.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In connection with the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility with KeyBank of Colorado in July of 1996. The credit facility has a seven-year term and is secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit is subject to borrowing base restrictions which are a function of defined balances in accounts receivable, inventory, real property and equipment. As of December 31, 1997, borrowing availability under the line of credit was approximately $6,404,000. At December 31, 1997, there were no borrowings outstanding under this facility.

     In connection with the Company's acquisition of Spin Forge on March 18, 1998 and resultant increase in the Company's asset base, the Company amended its revolving credit facility with KeyBank. Amendments included an increase in the total facility from $7.5 million to $10 million and separating $5 million of the total facility into a reducing revolving credit facility to be used principally for acquisition financing. The reducing revolving credit facility is secured by all of the Company's assets, including those of the acquired AMK Welding and Spin Forge businesses, and is not subject to borrowing base restrictions. Availability under this facility will be reduced at the rate of $1 million per year over its five-year term. The remaining $5 million of the revolving credit facility will continue under the same terms and conditions as described above for the original $7.5 million facility. The interest rate applicable to borrowings under both the revolving credit facility and reducing revolving credit facility is, at the Company's option, either the LIBOR Rate plus 1% to 11/2%, depending on certain conditions, or the Federal Funds Rate plus 2%. The Company's total borrowings under the KeyBank facility were approximately $3.5 million as of March 18, 1998.

     During 1997, the Company generated $3,972,310 in cash flows from operating activities as compared to $2,330,412 in the prior year. The principal components of cash flow from operations were net income of

$2,007,913, non-cash depreciation and amortization charges of $681,044 and decreases in accounts receivable and inventories of $1,240,239 and $799,269, respectively. These sources of operating cash flow were partially offset by a $743,471 reduction in a bank overdraft. The current ratio was 2.8 at both December 31, 1997 and 1996. Investing activities in 1997 used $667,352 of cash and reflects capital expenditures of $410,007 and a loan to a related party of $221,274. Financing activities used net cash flow of $3,460,799 in 1997 and reflects repayment of line of credit borrowings in the amount of $3,930,000 offset by proceeds from the exercise of stock options and tax benefits related to the exercise of non-statutory stock options.

     In March 1998, the Company's Board of Directors approved the Company's proposal to build a new manufacturing facility in Pennsylvania at a cost of approximately $6 million. The Company plans to finance the construction of the manufacturing facility and purchase of related equipment with proceeds from the issuance of tax-exempt, industrial development revenue bonds. KeyBank has provided the Company with a letter of credit commitment in the amount of $6 million as credit enhancement for the bond financing. The Company anticipates closing the bond financing by early third quarter of 1998. Construction of the new facility is expected to begin in the spring of 1998 and should be completed in early 1999.

     The Company believes that its cash flow from operations, funds expected to be available under its amended credit facility, and proceeds from the anticipated tax-exempt bond financing for the new Pennsylvania manufacturing facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations, including those of the recently acquired AMK Welding and Spin Forge businesses, for the foreseeable future. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet its future cash requirements. The Company's expenditures for the Pennsylvania manufacturing facility could exceed its estimates due to construction delays, the delay in the receipt of any required government approvals and permits, labor shortages or other factors. In addition, the Company plans to grow both internally and through the acquisition of complementary businesses. Increased expenditures for the Pennsylvania manufacturing facility and/or a significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

     Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; construction-related delays and associated costs; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at the Company's facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7.   FINANCIAL STATEMENTS

     The financial statements and related notes thereto required by this item are listed and set forth herein beginning on page F-1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     The information concerning directors and executive officers is set forth in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.

ITEM 10.  EXECUTIVE COMPENSATION

     The information concerning executive compensation is set forth in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company under the heading "Executive Compensation", which information is incorporated herein by reference.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information concerning certain relationships and related transactions is set forth in the Proxy Statement for the 1998 Annual Meeting of Shareholders of the Company under the heading "Certain Transactions", which information is incorporated herein by reference.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  EXHIBITS

     Exhibit
     Number       Description
     -------      -----------

     2            Agreement and Plan of Merger, dated August 22, 1997,
                  between the Company and Dynamic Materials Corporation, a
                  Colorado Corporation (incorporated by reference from the
                  Company's Proxy Statement for the 1998 Annual
                  Shareholder's Meeting filed on July 14, 1997, the "1997
                  Proxy Statement").
     3(a)         Certificate of Incorporation of the Company (incorporated
                  by reference from the 1997 Proxy Statement).
     3(b)         Bylaws of the Company, (incorporated by reference from the
                  1997 Proxy Statement).
     4            Form of  certificate  representing  shares of  Company's
                  Common Stock (incorporated  by reference from the Company's
                  Quarterly Report on 10-QSB for the quarter ended September 30,
                  1997).
     10(a)        Employee Stock Purchase Plan and related offering of the
                  Company.
     10(b)        1997 Equity Incentive Plan of the Company (incorporated by reference from the 1997 Proxy Statement).
     10(c)        Form of Indemnity Agreement between the Company and each
                  of its directors and officers (incorporated by reference
                  from the Company's Quarter Report on 10-QSB for the quarter ending September 3, 1997).
     23           Consent of Arthur Andersen LLP.
     27           Financial Data Schedule.


     (b)  REPORTS ON FORM 8-K

     None.

                          DYNAMIC MATERIALS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
                                                                         PAGE
Report of Independent Public Accountants                                   F-1
Financial Statements:
     Balance Sheets                                                        F-2
     Statements of Operations                                              F-4
     Statements of Stockholders' Equity                                    F-5
     Statements of Cash Flows                                              F-6
     Notes to Financial Statements                                         F-8
     All schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Dynamic Materials Corporation:


We have audited the accompanying balance sheets of DYNAMIC MATERIALS CORPORATION (a Delaware corporation) (Note 1) as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Materials Corporation as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



Arthur Andersen LLP

Denver, Colorado,
February 5, 1998.

                          DYNAMIC MATERIALS CORPORATION

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996



            ASSETS                                            1997               1996
            ------                                         -----------       -----------


CURRENT ASSETS:
    Cash and cash equivalents                              $    53,809       $   209,650
    Accounts receivable, net of allowance for doubtful
       accounts of $150,000 and $170,000, respectively       4,936,350         6,176,589
    Inventories (Note 3)                                     4,029,559         4,828,828
    Prepaid expenses and other                                 368,511           150,951
    Deferred tax assets (Note 6)                               200,000           287,950
    Receivable from related party (Note 8)                     221,274                 -
                                                            ----------------------------
              Total current assets                           9,809,503        11,653,968
                                                            ----------------------------
PROPERTY, PLANT AND EQUIPMENT (Note 3)                       5,831,687         5,421,680
    Less- Accumulated depreciation                          (2,988,807)       (2,426,870)
                                                            ----------------------------
              Property, plant and equipment--net             2,842,880         2,994,810
                                                            ----------------------------

INTANGIBLE ASSETS, net of accumulated amortization
    of $307,451 and $188,344 respectively (Note 3)           1,230,464         1,337,480

OTHER ASSETS, net (Note 3)                                     522,962           498,982
                                                            ----------------------------
                                                           $14,405,809       $16,485,240


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                          DYNAMIC MATERIALS CORPORATION

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1997 AND 1996


      LIABILITIES AND STOCKHOLDERS' EQUITY                     1997                1996
      ------------------------------------                 ------------        -----------


CURRENT LIABILITIES:
  Bank overdraft                                           $          -        $   743,471
  Accounts payable                                            2,328,867          2,255,190
  Accrued expenses                                            1,012,908            990,959
  Current maturities of long-term debt (Note 4)                  84,037             94,636
  Current portion of capital lease obligation (Note 7)           29,888             27,528
                                                           ------------        -----------
          Total current liabilities                           3,455,700          4,111,784

LINE OF CREDIT (Note 4)                                               -          3,930,000

LONG-TERM DEBT (Note 4)                                           6,083             89,857

CAPITAL LEASE OBLIGATION (Note 7)                                70,749            100,639

DEFERRED TAX LIABILITIES, net (Note 6)                           13,800             27,200
                                                           ------------        -----------
          Total liabilities                                   3,546,332          8,259,480
                                                           ------------        -----------
COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 5):
  Convertible preferred stock, $.05 par value;
    4,000,000 shares authorized; no issued and
    outstanding shares                                               -                   -
  Common stock, $.05 par value; 15,000,000 shares
    authorized; 2,718,708  and 2,539,323 shares
    issued and outstanding, respectively                       135,936             126,967
  Additional paid-in capital                                 6,587,911           5,971,076
  Retained earnings                                          4,135,630           2,127,717
                                                           ---------------     -----------
                                                            10,859,477           8,225,760
                                                           ---------------     -----------
                                                           $14,405,809         $16,485,240


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF OPERATIONS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                      1997             1996
                                                  -----------      -----------
NET SALES (Note 10)                               $32,119,585      $29,165,289

COST OF PRODUCTS SOLD                              24,293,440       22,888,352
                                                  -----------      -----------
       Gross profit                                 7,826,145        6,276,937
                                                  -----------      -----------
COSTS AND EXPENSES:
  General and administrative expenses              2,161,888         1,818,366
  Selling expenses                                 1,946,758         1,451,036
  Research and development costs                     427,173           332,003
                                                  ----------       -----------
       Total costs and expenses                    4,535,819         3,601,405
                                                  ----------       -----------
INCOME FROM OPERATIONS                             3,290,326         2,675,532

OTHER INCOME (EXPENSE):
  Other income                                        17,177             9,307
  Interest expense                                  (117,372)         (173,715)
  Interest income                                     38,782            71,530
                                                  ------------     -----------
       Income before income tax provision          3,228,913         2,582,654

INCOME TAX PROVISION (Note 6)                     (1,221,000)         (959,000)
                                                  ------------     -------------
NET INCOME                                        $  2,007,913     $  1,623,654
                                                  ============     ============

NET INCOME PER SHARE (Note 3)
  Basic                                           $       0.75     $       0.64
                                                  ============     ============
  Diluted                                         $       0.70     $       0.59
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
 OUTSTANDING (Note 3)
  Basic                                              2,681,943        2,522,305
                                                  ============     ============
  Diluted                                            2,875,703        2,741,868
                                                  ============     ============



                 The accompanying notes to financial statements
                    are an integral part of these statements.

                         DYNAMIC MATERIALS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                              Common Stock          Additional
                                           --------------------      Paid-In      Retained
                                            Shares      Amount       Capital      Earnings
                                           ---------   --------     ----------   ----------


BALANCES, December 31, 1995                2,500,923   $125,047     $5,877,059   $  504,063

  Common stock issued for stock
    option exercises                          38,400      1,920         94,017         -
  Net income                                    -            -            -       1,623,654
                                           ---------   --------     ----------   ----------

BALANCES, December 31, 1996                2,539,323    126,967      5,971,076    2,127,717

  Common stock issued for stock
    option exercises                         179,385      8,969        313,754         -
  Tax benefit related to non-
    statutory options                           -           -          268,381         -
  Compensation expense related
    to the accelerated vesting of
    certain options                             -           -           34,700         -
  Net income                                    -           -             -       2,007,913
                                           ---------   --------     ----------   ----------

BALANCES, December 31, 1997                2,718,708   $135,936     $6,587,911   $4,135,630
                                           =========   ========     ==========   ==========


               The accompanying notes to financial statements are
                      an integral part of these statements.

                         DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                              1997           1996
                                                           ----------     ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $2,007,913     $1,623,654
  Adjustments to reconcile net income
    to net cash from operating activities-
       Depreciation                                           561,937        442,517
       Amortization                                           119,107         70,399
       Provision for deferred income taxes                     74,550        (58,950)
       Compensation expense related to the
         accelerated vesting of certain options                34,700           -
       Change in (excluding purchase of Detaclad assets)-
         Accounts receivable, net                           1,240,239       (478,708)
         Inventories                                          799,269       (499,408)
         Prepaid expenses and other                          (217,560)       (48,545)
         Bank overdraft                                      (743,471)       743,471
         Accounts payable                                      73,677         38,268
         Accrued expenses                                      21,949        497,714
                                                           ----------     ----------
         Net cash flows from operating activities           3,972,310      2,330,412
                                                           ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Detaclad assets (Note 2)                           -        (5,274,809)
  Acquisition of property, plant and equipment               (410,007)      (221,759)
  Loan to related party                                      (221,274)          -
  Investment in patent                                        (12,091)          -
  Change in other noncurrent assets, net                      (23,980)      (227,108)
                                                           -----------    -----------
         Net cash flows from investing activities            (667,352)    (5,723,676)
                                                           -----------    -----------


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996


                                                           1997             1996
                                                      ------------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments on long-term debt                           $   (94,373)     $   (86,880)
  Payments on capital lease obligation                     (27,530)         (23,322)
  Payments on line of credit                            (3,930,000)      (3,400,000)
  Borrowings on line of credit                                -           6,730,000
  Payment of deferred costs                                   -            (200,394)
  Net proceeds from issuance of common stock               322,723           95,937
  Tax benefit related to non-statutory options             268,381             -
                                                      ------------      -----------
     Net cash flows from financing activities           (3,460,799)       3,115,341
                                                      ------------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (155,841)        (277,923)

CASH AND CASH EQUIVALENTS, beginning of the period         209,650          487,573
                                                      ------------      -----------
CASH AND CASH EQUIVALENTS, end of the period          $     53,809      $   209,650
                                                      ============      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
     Cash paid during the period for-
       Interest                                       $    140,240      $   121,175
                                                      ============      ===========
       Income taxes                                   $  1,407,700      $   826,000
                                                      ============      ===========

NONCASH INVESTING ACTIVITIES:
  During 1996, the Company entered into a capital lease agreement acquiring equipment in the amount of $151,489.

  Acquisition of Detaclad (Note 2):
    Accounts receivable                               $       -         $1,218,682
    Inventories                                               -          1,746,294
    Property, plant and equipment                             -            975,500
    Intangible assets                                         -          1,381,374
    Liability assumed                                         -            (47,041)

                                                      -----------       ----------
    Net cash paid                                     $       -         $5,274,809
                                                      ===========       ==========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                         DYNAMIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 AND 1996



(1)  ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (the "Company") was incorporated in the state of Colorado in 1971, and reincorporated in the state of Delaware during 1997, to provide products and services requiring explosive metal working. The Company is based in the United States and has customers throughout North America, Western Europe, Australia and the Far East. The Company uses two primary technologies--cladding, in which two or more metals are metallurgically joined; and forming, in which metals are shaped by using explosives. A significant portion of the Company's revenues and receivables are from cladding sales to the chemical processing industry.

(2)  ACQUISITION OF DETACLAD BUSINESS OF
      E.I. DUPONT DE NEMOURS AND COMPANY

On July 22, 1996, the Company acquired certain assets (the "Acquisition") of the Detaclad Business ("Detaclad") of E.I. DuPont de Nemours and Company ("DuPont"). Detaclad designs, manufactures and distributes explosion bonded clad metal plates and also provides explosive shock syntheses services to DuPont in connection with DuPont's production of industrial diamonds. The total purchase price of $5,321,850 included $5,024,233 in cash payments to DuPont, $250,576 in acquisition related expenses and the assumption of accrued liabilities in the amount of $47,041. Assets acquired consisted principally of trade accounts receivable, inventories, machinery and equipment, leasehold improvements and trade names used in the business, as well as subleases of the facilities at which the Detaclad business is conducted. The Acquisition was financed with Company cash and borrowings under a revolving credit facility.

The Acquisition has been accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired based on their estimated fair values at the purchase date. The results of operations of Detaclad since the July 22, 1996 purchase date are included in the Company's financial statements.

The following unaudited pro forma results of operations of the Company for the year ended December 31, 1996 assume that the Acquisition had occurred on January 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                     Year Ended
                                                    December 31,
                                                        1996
                                                    ------------

              Revenues                               $35,090,000
              Net income                             $ 1,703,000
              Net income per share - basic                $.68
              Net income per share - diluted              $.62



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

Inventories consist of the following at December 31, 1997 and 1996:


                                                 1997           1996
                                            -----------      ----------

              Raw materials                  $  984,788     $   600,942
              Work in process                 2,865,164       3,997,680
              Supplies                          179,607         230,206
                                            -----------      ----------
                                             $4,029,559      $4,828,828


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

Property, plant and equipment consists of the following at December 31, 1997 and 1996:

                                                               1997           1996
                                                           ------------    ----------

              Land                                         $   145,708     $  145,708
              Building and improvements                      2,024,809      1,958,221
              Manufacturing equipment and tooling            2,506,125      2,467,258
              Furniture, fixtures and computer equipment       926,470        616,854
              Other                                            228,575        233,639
                                                           ------------    ----------
                                                           $ 5,831,687     $5,421,680
                                                           ==========      ==========


       INTANGIBLE ASSETS

The Company holds numerous United States product and process patents related to the business of explosion metal working and metallic products produced by various explosive processes. The Company's current patents expire between 1998 and 2010; however, expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

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

       OTHER ASSETS

Included in other assets are in-process system implementation costs of $318,969 and $284,286 for the years ended December 31, 1997 and 1996, respectively. In addition, other assets include deferred costs of $158,945 and $188,466, net of accumulated amortization of $41,449 and $11,928, for the years ended December 31, 1997 and 1996, respectively. The deferred costs were incurred in connection with the Acquisition discussed in Note 2.

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

       NET INCOME PER SHARE

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" supersedes APB Opinion No. 15 ("APB 15") and is effective for interim and annual periods ending after December 15, 1997. SFAS 128 replaces primary earnings per share ("EPS") with basic EPS and replaces fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

                                                  For the Year Ended December 31, 1996
                                                  ------------------------------------
                                                                          Per share
                                                  Income        Shares      Amount
                                                  ------        ------    ---------
Net Income                                        $1,623,654
                                                  ==========

Basic earnings per share:
    Income available to common shareholders       $1,623,654    2,522,305    $0.64
                                                                              ====

Dilutive effect of options to purchase common
    stock                                               -         219,563
                                                  ----------    ---------
Diluted earnings per share:
    Income available to common shareholders      $1,623,654    2,741,868    $0.59
                                                  ==========    =========    =====


                                                  For the Year Ended December 31, 1997
                                                  ------------------------------------
                                                                            Per share
                                                  Income          Shares      Amount
                                                  ------          ------    ---------

Net Income                                        $2,007,913
                                                  ==========
Basic earnings per share:
    Income available to common shareholders       $2,007,913    2,681,943    $0.75
                                                                              ====
Dilutive effect of options to purchase common
    stock                                               -         193,760
                                                  ----------    ---------
Diluted earnings per share:
    Income available to common shareholders       $2,007,913    2,875,703    $0.70
                                                   =========    =========     ====

In 1997, the Company adopted SFAS 128 and as a result, the Company's reported earnings per share for 1996 were restated. The effect of this accounting change on previously reported EPS data was as follows: 1996

       Per share amounts
          Primary EPS as reported                         $0.59
          Effect of SFAS 128                               0.05
                                                          -----
          Basic EPS as restated                           $0.64

          Fully diluted EPS as reported                   $0.59
          Effect of SFAS 128                                -
                                                          -----
          Diluted EPS as restated                         $0.59


       USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

       INCOME TAXES

The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences based on enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (see Note 6).

       CASH AND CASH EQUIVALENTS

For purposes of the statements of cash flows, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

(4)    LINES OF CREDIT AND LONG-TERM DEBT

       LINES OF CREDIT

During fiscal year 1996, the Company secured a $7,500,000 revolving line of credit which had no outstanding balance as of December 31, 1997 and $3,930,000 outstanding at December 31, 1996. The line of credit expires on July 19, 1999 at which point all or part of the outstanding balance may be converted to a term loan which would mature on July 19, 2003. At the Company's option, the revolving borrowings may be in the form of 30-, 60- or 90-day loans bearing an interest rate of 1% to 1.5% above the Libor rate or advances bearing an interest rate of 2% above the federal funds rate. The weighted average interest rate on the line-of-credit borrowings was 7% as of December 31, 1996. Maximum line-of-credit borrowings are limited to a calculated borrowing base ($6,404,000 based on asset balances as of December 31, 1997) and are secured by the Company's accounts receivable, inventory and property, plant and equipment.

       LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1997 and 1996:

                                                              1997       1996
                                                          ----------   --------

Note payable to a financial institution payable
     in monthly installments of $3,104 including
     interest at 8.85% through June 30, 1998, secured
     by selected Company assets                           $   13,203   $ 52,179

Note payable to a financial institution payable in
     monthly installments of $5,786 including interest
     at 8.37% through January 31, 1999, secured by
     selected Company assets                                  76,917    132,314
                                                          ----------   --------
                                                              90,120    184,493

     Less- Current maturities                                (84,037)   (94,636)
                                                          ----------   ---------
                                                          $    6,083   $ 89,857
                                                          ==========   ========


Principal repayments of long-term debt at December 31, 1997, are summarized as follows:

    Year ending December 31-
       1998                                                $84,037
       1999                                                  6,083
                                                           -------
             Total                                         $90,120


The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

(5)    COMMON STOCK OPTIONS AND BENEFIT PLAN

The Company maintains stock option plans that provide for grants of both incentive stock options and non-statutory stock options. During 1997, the 1992 Incentive Stock Option Plan and the 1994 Nonemployee Director Stock Option Plan were both amended and restated in the form of the 1997 Equity Incentive Plan, which was approved by the Company's stockholders in May of 1997. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options generally vest on the first anniversary following the grant date and have expiration dates that range from five to ten years from the date of grant. Under the 1997 Equity Incentive Plan, there are 925,000 shares of common stock authorized to be granted, of which 429,750 remain available for future grants.

In addition, the Company has granted 62,000 other non-statutory stock options to certain employees and directors, of which 3,800 remain outstanding as of December 31, 1997.

During 1997, the board of directors of the Company approved the adoption of an Employee Stock Purchase Plan to be effective January 1, 1998. In connection with this purchase plan, 50,000 shares of the Company's common stock were authorized to be reserved for issuance, subject to adjustment as provided for under the plan.

       STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS 123")

SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income and net income per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1997 and 1996, using an acceptable option pricing model and the following weighted average assumptions:

                                              1997              1996
                                           -----------      ------------

       Risk-free interest rate               6.5%              5.9%
       Expected lives                        4.0 years         4.0 years
       Expected volatility                  71.0%             54.4%
       Expected dividend yield                 0%                0%


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

The total fair value of options granted was computed to be approximately $147,200 and $695,500 for the years ended December 31, 1997 and 1996, respectively. These amounts are amortized on a straight-line basis over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $312,700 and $101,800 for 1997 and 1996, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and pro forma net income per common share would have been reported as follows:

                                                               Year Ended
                                                               December 31,

                                                            1997              1996
                                                          ----------      ----------

        Net income:
          As reported                                     $2,007,913      $1,623,654
          Pro forma                                       $1,738,013      $1,521,854

        Pro forma basic earnings per common share:
          As reported                                         $.75            $.64
          Pro forma                                           $.65            $.60

        Pro forma diluted earnings per common share:
           As reported                                        $.70            $.59
           Pro forma                                          $.62            $.57


Weighted average shares used to calculate pro forma diluted earnings per share were determined as described in Note 3, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation cost attributable to future service periods and not yet recognized as pro forma expense and the amount of any tax benefits upon assumed exercise that would be credited to additional paid-in capital.

A summary of stock option activity for the years ended December 31, 1997 and 1996 is as follows:

                                           1997                1996
                                    ------------------    ------------------
                                              Weighted              Weighted
                                              Average               Average
                                              Exercise              Exercise
                                    Options    Price      Options    Price
                                   --------   -------     -------   --------

   Outstanding at beginning
     of year                        507,500    $4.12      400,000    $2.13
   Granted                           21,000    $9.20      190,500    $7.64
   Canceled                            -         -        (44,600)   $2.57
   Exercised                       (179,385)   $1.80      (38,400)   $2.50
                                   --------               -------
   Outstanding at end of year       349,115    $5.62      507,500    $4.12
                                    =======               =======

   Exercisable at end of year       129,365               172,470
                                    =======               =======


The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1997:


                                Options Outstanding                 Options Exercisable
                      ----------------------------------------   -------------------------
                       Number of       Weighted
                        Options        Average        Weighted       Number       Weighted
      Range of       Outstanding at    Remaining      Average    Exercisable at   Average
      Exercise        December 31,    Contractual     Exercise    December 31,    Exercise
      Prices             1997         Life in Years    Price         1997          Price
      ------------   --------------   -------------   --------   --------------  ---------


      $0.05               2,800           0.67         $0.05          2,800        $0.05
      $1.63 - 2.19       53,815           6.63         $2.03         23,815        $1.99
      $2.75 - 3.88       99,000           6.94         $2.93         50,250        $2.89
      $6.50 - 9.63      193,500           8.58         $8.08         52,500        $7.88
                        -------                                     -------
                        349,115                                     129,365
                        =======                                     =======


       401(k) PLAN

The Company offers a contributory 401(k) plan (the "Plan") to its employees. The Company made matching contributions to the Plan at 50% of the employees' contribution for the first 8% of the employees' compensation for 1997 and 1996. The Company previously matched employee contributions at 25% of the employees' contribution for the first 8%. Total Company contributions were approximately $90,140 and $55,160 for the years ended December 31, 1997 and 1996, respectively.

(6)    INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                1997           1996
                                                             ----------     ----------

       Current                                               $  878,069     $1,017,950
       Deferred                                                  74,550        (58,950)
       Tax effect of deduction for non-statutory stock
          options credited to paid-in capital/*/                268,381           -
                                                             ----------     ----------
       Income tax provision                                  $1,221,000     $  959,000
                                                             ==========     ==========

    /*/ The reduction in income taxes payable for 1997 related to the exercise of non-statutory options is reflected as an increase in additional paid-in capital.



As of December 31, 1997, the Company had $294,994 in income taxes receivable which is included in prepaid expenses and other in the accompanying balance sheet. As of December 31, 1996 the Company had a current income tax liability of $232,350 which is included in accrued expenses in the accompanying balance sheet.

The Company's deferred tax assets and liabilities at December 31, 1997 and 1996 consist of the following:

                                                     1997              1996
                                                   --------          --------

      Deferred tax assets-
        Inventory                                 $  35,100          $123,400
        Allowance for doubtful accounts              55,500            62,900
        Repair reserve                               55,500            55,500
        Vacation accrual                             50,000            36,900
        Accrual for unbilled services                 5,300             5,950
        Other                                        17,900             7,300
                                                   --------          --------
                                                    219,300           291,950
      Deferred tax liability-
        Depreciation                                (33,100)          (31,200)
                                                   --------          --------
             Net deferred tax assets               $186,200          $260,750
                                                   ========          ========

      Net current deferred tax assets              $200,000          $287,950
      Net long-term deferred tax liability          (13,800)          (27,200)
                                                   --------          --------
                                                   $186,200          $260,750
                                                   ========          ========

A reconciliation of the Company's income tax provision computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:

                                                      1997           1996
                                                   ----------      --------

      Federal income tax at statutory rate         $1,097,800      $878,100
      State taxes, net of federal tax effect           99,000        77,800
      Nondeductible expenses                           24,200         3,100
                                                   ----------      --------
      Provision for income taxes                   $1,221,000      $959,000
                                                   ==========      ========


(7)    CAPITAL LEASE

In February 1996, the Company entered into an agreement to lease a phone system. The lease has been capitalized using an implicit interest rate of 8.25%. Future minimum lease payments under the lease as of December 31, 1997 are as follows:

               1998                                     $  37,078
               1999                                        37,078
               2000                                        37,078
               2001                                         3,090
                                                        ---------
                                                          114,324
               Less- Amount representing interest        (13,687)
                                                        ---------
                                                          100,637
               Less- Current portion of capital
                 lease obligation                         (29,888)
                                                        ----------
                                                        $  70,749


RECEIVABLE FROM RELATED PARTY

The receivable from related party of $221,274 at December 31, 1997 represents a loan made to an officer of the Company during December 1997. Definitive terms of the loan have not been finalized, however, the amount has been included as a current asset in the accompanying balance sheet.

(9)    COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under noncancelable operating leases are as follows:

              Year ended December 31-
                 1998                             $267,068
                 1999                              219,978
                 2000                               76,675

Total rental expense included in operations was approximately $394,875 and $348,174 in the years ended December 31, 1997 and 1996, respectively.

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

       LITIGATION

The Company has been named as a defendant in a lawsuit filed by a French company with which the Company had merger/acquisition discussions during 1997, seeking damages of approximately $1.3 million. The Company plans to vigorously defend itself against such claim and management of the Company believes the ultimate outcome of such litigation will not have a material adverse effect on its financial condition or results of operations. No provision for liability with respect to this claim has been made in the accompanying financial statements.

(10)   SIGNIFICANT CUSTOMER

During the year ended December 31, 1997, one customer accounted for approximately 13% of net sales. One customer accounted for approximately 11% of net sales during the year ended December 31, 1996. In addition, 26% of sales were made to international customers in each of the years ended December 31, 1997 and December 31, 1996. Due to the fact that a significant portion of the Company's sales is derived from a relatively small number of customers, the failure to perform existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities.

(11)   SUBSEQUENT EVENTS

On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. ("AMK"). AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. The total purchase price of $900,000 was paid in cash and the assets acquired consisted primarily of machinery and equipment, land and the building that houses AMK's operations.

On January 28, 1998, the Company signed a letter of intent to purchase certain assets of Spin Forge LLC ("Spin Forge"). Spin Forge manufactures tactical missile motor cases which are supplied to certain defense contractors. In addition, Spin Forge manufactures titanium pressurant vessels used in the commercial aerospace industry. The acquisition is subject to the parties reaching a definitive agreement on the final terms of the transaction, the completion of due diligence and the final approval of the Company's Board of Directors.

                                   SIGNATURES
     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                      DYNAMIC MATERIALS CORPORATION


March 30, 1998                        By: /S/RICHARD A. SANTA
                                         ----------------------------------
                                         Richard A. Santa
                                         Vice President of Finance, Chief
                                         Financial Officer and Secretary,
                                         (Principal Financial and Accounting
                                         Officer)

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                                             DATE



/S/  PAUL LANGE
----------------------------     President, Chief Executive Officer and Director   March 30, 1998
Paul Lange                       (Principal Executive Officer)



/S/  RICHARD A. SANTA
----------------------------     Vice President of Finance, Chief Financial        March 30, 1998
Richard A. Santa                 Officer and Secretary (Principal Financial and
                                 Accounting Officer)



/S/  DEAN K. ALLEN
----------------------------     Director                                          March 30, 1998
Dean K. Allen



/S/  DAVID E. BARTLETT
----------------------------     Director                                          March 30, 1998
David E. Bartlett



/S/  GEORGE W. MORGENTHALER
----------------------------     Director                                          March 30, 1998
George W. Morgenthaler

                              CROSS-REFERENCE SHEET

                                                                          ANNUAL    PROXY
                                                                          REPORT  STATEMENT
                                                                           PAGE     PAGE

                                     PART I
ITEM  1.   Description of Business......................................    ---      N/A
ITEM  2.   Description of Property......................................    ---      N/A
ITEM  3.   Legal Proceedings............................................    ---      N/A
ITEM  4.   Submission of Matters to a Vote of Security Holders..........    ---      N/A
                                 PART II
ITEM  5.   Market for Common Equity and Related Stockholder Matters.....    ---      N/A
ITEM  6.   Management's Discussion and Analysis or Plan of Operation....    ---      N/A
ITEM  7.   Financial Statements.........................................    ---      N/A
ITEM  8.   Changes in and Disagreements with Accountants on Accounting      ---      N/A
           and Financial Disclosure.....................................
                                PART III
ITEM  9.   Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act............    N/A      ---
ITEM 10.   Executive Compensation.......................................    N/A      ---
ITEM 11.   Security Ownership of Certain Beneficial Owners and
           Management...................................................    N/A      ---
ITEM 12.   Certain Relationships and Related Transactions...............    N/A      N/A
ITEM 13.   Exhibits, List and Reports on Form 8-K.......................    ---      N/A