Form 10-Q
period 1998-03-31
DYNAMIC MATERIALS CORP
filed 1998-05-15
CIK 34067

U.S. SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, D.C. 20549


                                     FORM 10-Q
(MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                      to
                                   --------------------

                         Commission file number: 0-8328
                          DYNAMIC MATERIALS CORPORATION
             (Exact name of Registrant as specified in its charter)

            DELAWARE                                   84-0608431
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

551 ASPEN RIDGE DRIVE, LAFAYETTE                         80026
(Address of principal executive office)               (Zip Code)


Issuer's telephone number, including Area Code  (303) 665-5700

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
Yes  X      No
    ---        ----

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,790,008 SHARES OF COMMON STOCK AS OF APRIL 30,1998.

ITEM 1.  FINANCIAL STATEMENTS



                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                         March 31,  December 31,
                                                            1998       1997
                                                         ---------- ------------
                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                            $     -      $   53,809
   Accounts recevable, net of allowance for doubtful
     accounts of $150,000 as of each date                 6,312,350   4,936,350
   Inventories                                            5,757,816   4,029,559
   Prepaid expenses and other                               217,462     368,511
   Deferred tax asset                                       200,000     200,000
   Receivable from related party                            221,274     221,274
                                                        ----------- -----------
         Total current assets                            12,708,902   9,809,503
                                                        ----------- -----------
PROPERTY, PLANT AND EQUIPMENT                             9,524,966   5,831,687
   Less- Accumulated depreciation                        (3,181,346) (2,988,807)
                                                        ----------- -----------
         Property, plant and equipment-net                6,343,620   2,842,880
                                                        ----------- -----------
INTANGIBLE ASSETS, net of accumulated amortization
   of $342,229 and $307,451, respectively                 1,295,686   1,230,464

NOTE RECEIVABLE                                             280,000        -

OTHER ASSETS                                                280,221     522,962
                                                         ---------- -----------
     TOTAL ASSETS                                       $20,908,429 $14,405,809
                                                        =========== ===========


                    SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                         March 31,  December 31,
                                                            1998       1997
                                                       ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                      $   513,768  $       -
   Accounts payable                                      3,435,111   2,328,867
   Accrued expenses                                      1,007,896   1,012,908
   Current maturities of long-term debt and
     capital lease obligations                              98,722     113,925
                                                       ----------- ------------
         Total current liabilities                       5,055,497   3,455,700

LINE OF CREDIT                                           3,938,589          -

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                59,147      76,832

DEFERRED TAX LIABILITY                                      13,800      13,800
                                                       ----------- ------------
         Total liabilities                               9,067,033   3,546,332
                                                       ----------- ------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.05 par value;
     4,000,000 shares authorized: no issued and
     outstanding shares                                     -               -
   Common stock, $.05 par value; 15,000,000 shares
     authorized;  2,789,508 and 2,718,708 shares
     issued and outstanding, respectively                  139,476     135,936
   Additional paid-in capital                            7,057,315   6,587,911
   Retained earnings                                     4,644,605   4,135,630
                                                       ----------- ------------
                                                        11,841,396  10,859,477
                                                       ----------- ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $20,908,429 $14,405,809
                                                       =========== ===========


                    See Notes to Condensed Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)


                                                        1998            1997
                                                    -----------     -----------

NET SALES                                           $ 9,495,154     $ 9,781,910

COST OF PRODUCTS SOLD                                 7,498,794       7,734,297
                                                    -----------     -----------
         Gross profit                                 1,996,360       2,047,613
                                                    -----------     -----------
COSTS AND EXPENSES:
   General and administrative expenses                  608,337         548,217
   Selling expenses                                     522,501         527,823
   Research and development costs                        16,486          10,326
                                                    -----------     -----------
                                                      1,147,324       1,086,366
                                                    -----------     -----------
INCOME FROM OPERATIONS                                  849,036         961,247

OTHER INCOME (EXPENSE):
   Other income                                            --            21,890
   Interest expense                                     (29,350)        (65,364)
   Interest income                                        1,289           2,485
                                                    -----------     -----------
         Income before income tax provision             820,975         920,258

INCOME TAX PROVISION                                   (312,000)       (295,000)
                                                    -----------     -----------
NET INCOME                                          $   508,975     $   625,258
                                                    ===========     ===========

NET INCOME PER SHARE
         Basic                                      $       .19     $       .24
                                                    ===========     ===========
         Diluted                                    $       .18     $       .22
                                                    ===========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
         Basic                                        2,735,324       2,600,239
                                                    ===========     ===========
         Diluted                                      2,869,547       2,891,140
                                                    ===========     ===========


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1998

                                   (UNAUDITED)


                                           Common Stock          Additional
                                     ------------------------      Paid in        Retained
                                        Shares        Amount       Capital        Earnings
                                     -----------   -----------   -----------    -----------
BALANCES, December 31, 1997            2,718,708   $   135,936   $ 6,587,911    $ 4,135,630

  Common stock issued for stock
     option exercises                     13,300           665        22,479           --
  Shares issued in connection with
     the purchase of Spin Forge           50,000         2,500       447,300           --
  Restricted stock grant related
     to the purchase of Spin Forge         7,500           375          (375)          --
   Net income                               --            --            --          508,975
                                     -----------   -----------   -----------    -----------
BALANCES, March 31, 1998               2,789,508   $   139,476   $ 7,057,315    $ 4,644,605
                                     ===========   ===========   ===========    ===========



                    SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997

                                   (UNAUDITED)


                                                                 1998           1997
                                                              -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $   508,975    $   625,258
   Adjustments to reconcile net income
     to net cash from operating activities-
       Depreciation                                               192,539        143,062
       Amortization                                                34,778         29,529
       Decrease (increase) in-
         Accounts receivable, net                              (1,376,000)       360,066
         Inventories                                             (386,422)     2,650,354
         Prepaid expenses and other                               155,179         49,120
       Increase (decrease) in-
         Bank overdraft                                           513,768       (743,471)
         Accounts payable                                         344,307     (1,130,336)
         Accrued expenses                                        (189,480)       155,717
                                                              -----------    -----------
         Net cash flows from operating activities                (202,356)     2,139,299
                                                              -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Spin Forge assets                               (2,348,589)          --
   Purchase of AMK assets                                        (905,873)          --
   Loan to related party                                         (280,000)          --
   Acquisition of property, plant and equipment                  (171,020)       (19,765)
   Sale of property, plant and equipment                             --           10,172
   Change in other noncurrent assets                              (74,816)       (71,374)
                                                              -----------    -----------
         Net cash flows used in investing activities           (3,780,298)       (80,967)
                                                              -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings/(payments) on line of credit, net                 3,938,589     (2,430,000)
   Payments on long-term debt and capital lease obligations       (32,888)       (29,482)
   Net proceeds from issuance of common stock                      23,144        200,398
                                                              -----------    -----------
         Net cash flows from financing activities               3,928,845     (2,259,084)
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (53,809)      (200,752)

CASH AND CASH EQUIVALENTS, beginning of the period                 53,809        209,650
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of the period                  $      --      $     8,898
                                                              ===========    ===========

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The information included in the Condensed Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1997.

2.  ACQUISITION OF AMK AND SPIN FORGE BUSINESSES

The Company has completed two separate business acquisitions since its December 31, 1997 fiscal year end. On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. (AMK) for a cash purchase price of approximately $900,000. Assets acquired consisted primarily of machinery and equipment, land and the building that houses AMK's operations. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. On March 18, 1998, the Company completed the acquisition of certain assets of Spin Forge, LLC (Spin Forge) for a purchase price of approximately $3,900,000 that was paid with a combination of approximately $2,350,000 in cash, assumption of approximately $1,100,000 in liabilities and 50,000 shares of DMC Common Stock valued at $450,500. The Company's management believes Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. Principal assets acquired included machinery and equipment and inventories. The Company will lease land and buildings from Spin Forge, LLC and holds an option to purchase such property for approximately $2.9 million, subject to certain adjustments, exercisable under certain conditions through January 2002. The option may be extended beyond this date under specified conditions provided that the option price must be adjusted upwards in the event that the fair market value of the property at the time of exercise is higher than $2.9 million.

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 1998 and March 31, 1997 assumes that the acquisition of AMK and Spin Forge had occurred on January 1, 1997. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. In addition, the purchase price allocation of these acquisitions are tentative and may be affected by final post closing adjustments.

                                       Three Months Ended
                                 March 31, 1998      March 31, 1997
                                 --------------      --------------
REVENUES                         $   10,756,439      $   11,474,073
NET INCOME                       $      564,854      $      603,457
NET INCOME PER SHARE - BASIC     $         0.20      $         0.23
NET INCOME PER SHARE - DILUTED   $         0.19      $         0.21

3.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:


                        March 31,   December 31,
                          1998         1997
                       ----------   ----------
     RAW MATERIALS     $  931,739   $  984,788
     WORK-IN-PROCESS    4,714,328    2,865,164
     SUPPLIES             111,749      179,607
                       $5,757,816   $4,029,559
                       ==========   ==========


4.  NET INCOME PER SHARE:

The Company computes earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128), "Earnings per Share". Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:


                                                For the quarter ended March 31, 1997
                                                ------------------------------------
                                                                          Per Share
                                                   Income       Shares      Amount
                                                 ----------   ---------   ---------
Net Income                                       $  625,258
                                                 ==========
Basic earnings per share:
  Income available to common shareholders        $  625,258    2,600,239    $ 0.24
                                                                            ======
Dilutive effect of options to purchase common
  stock                                               --         290,901
                                                 ----------    ---------
Dilutive earnings per share:
  Income available to common shareholders        $  625,258    2,891,140    $ 0.22
                                                 ===========   =========    ======


                                                For the quarter ended March 31, 1997
                                                ------------------------------------
                                                                         Per Share
                                                    Income      Shares     Amount
                                                 -----------   --------  ---------
Net Income                                       $   508,975
                                                 ===========
Basic earnings per share:
  Income available to common shareholders        $   508,975   2,735,324   $ 0.19
                                                                           ======
Dilutive effect of options to purchase common
  stock                                                --        134,223
                                                 -----------   ---------
Dilutive earnings per share:
  Income available to common shareholders        $   508,975   2,869,547   $ 0.18
                                                 ===========   =========   ======

In December, 1997 the Company adopted SFAS 128 and, as a result, the Company's reported earnings per share for the quarter ended March 31, 1997 were restated. The effect of this change on previously reported EPS data was as follows:

                                              Quarter Ended
                                              March 31, 1997
                                           -------------------
Per share amounts
  Primary EPS as reported                          $0.22
  Effect of FAS 128                                 0.02
                                                   -----
  Basic EPS as restated                            $0.24

  Fully diluted EPS as reported                    $0.22
  Effect of FAS 128                                    -
                                                   -----
  Diluted EPS as restated                          $0.22
                                                   =====


5.  SIGNIFICANT CUSTOMER

During the quarter ended March 31, 1998 one customer accounted for approximately 11% of net sales. One customer accounted for approximately 26% of net sales during the quarter ended March 31, 1997. International sales as a percent of net sales were 19% and 42% for the quarters ended March 31, 1998 and March 31, 1997, respectively. Due to the fact that a significant portion of the Company's sales is derived from a relatively small number of customers, the failure to perform existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

     The following discussion should be read in conjunction with the condensed financial statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements contained in this report that are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to, the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company further directs readers to the factors discussed in the Company's Form 10-KSB for the year ended December 31, 1997.

      GENERAL

      Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies and performs metal forming using its proprietary Dynaform(TM) technology. Historically, the Company has generated approximately 85% to 90% of its revenues from its metal cladding business and approximately 10% to 15% of its revenues from its metal forming and shock synthesis businesses. The Company expects revenues from its cladding business, as a proportion of total Company revenues, to decline as a result of the recent AMK and Spin Forge acquisitions.

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

      Metal Forming, Welding and Assembly. Formed metal products are made from sheet metal and forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances. Metal forming is accomplished through both the use of explosives and traditional forming technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Assembly and fabrication services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include torque box webs for jet engine nacelles, tactical and ballistic missile motor cases and titanium pressure tanks.

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

     The Company has completed two separate business acquisitions since its December 31, 1997 fiscal year end. On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. (AMK) for a cash purchase price of approximately $900,000. Assets acquired consisted primarily of machinery and equipment, land and the building that houses AMK's operations. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services and generated sales of approximately $1.2 million in its most recent fiscal year that ended on July 31, 1997. On March 18, 1998, the Company completed the acquisition of certain assets of Spin Forge, LLC (Spin Forge) for a purchase price of approximately $3,900,000 that was paid with a combination of approximately $2,350,000 in cash, assumption of approximately $1,100,000 in liabilities and 50,000 shares of DMC Common Stock valued at $450,500. The Company's management believes Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. Principal assets acquired included machinery and equipment and inventories. The Company will lease land and buildings from Spin Forge, LLC and holds an option to purchase such property for approximately $2.9 million, subject to certain adjustments, exercisable under certain conditions through January 2002. The option may be extended beyond this date under specified conditions provided that the option price must be adjusted upwards in the event that the fair market value of the property at the time of exercise is higher than $2.9 million. Spin Forge generated sales revenues of approximately $6.5 million for the year ended December 31, 1997.

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


             QUARTER ENDED MARCH 31, 1998 COMPARED TO MARCH 31, 1997

      The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:


                                                    PERCENTAGE OF NET SALES
                                                  THREE MONTHS ENDED MARCH 31,
                                                   1998                 1997

Net Sales                                         100.0%               100.0%
Cost of Products Sold                              79.0%                79.1%
                                                  -----                -----

Gross Profit                                       21.0%                20.9%

General & Administrative                            6.4%                 5.6%
Selling Expenses                                    5.5%                 5.4%
R & D                                               0.2%                 0.1%
Other Income                                        0.0%                 0.2%
Interest Expense                                    0.3%                 0.7%
Interest Income                                     0.0%                 0.0%
Income Tax Provision                                3.3%                 3.0%
                                                  -----                -----

Net Income                                          5.4%                6.4.%
                                                  =====                =====


NET SALES. Net sales for the quarter ended March 31, 1998 decreased by 2.9% to $9,495,154 from $9,781,910 in the first quarter of 1997. Sales for the first quarter of 1997 included approximately $3.2 million in sales from shipments under two large, non-recurring orders from an Australian customer. Sales for the first quarter of 1998 included approximately $800,000 in sales from the newly acquired Spin Forge and AMK businesses.

GROSS PROFIT. As a result of the Company's decrease in net sales, gross profit for the quarter ended March 31, 1998 decreased by 2.5% to $1,996,360 from $2,047,613 in first quarter of 1997. The gross profit margin of 21.0% for the quarter ended March 31, 1998 was virtually unchanged from the gross profit margin of 20.9% for the first quarter of 1997.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for quarter ended March 31, 1998 increased 11.0% to $608,337 from $548,217 in the first quarter of 1997. This increase reflects higher spending levels in a number of categories, including compensation, travel and entertainment, business development and insurance. General and administrative expenses are expected to increase during the remainder of the year as a result of the recently completed Spin Forge acquisition and the Company's ongoing business development activities. As a percentage of sales, general and administrative expenses increased from 5.6% in the first quarter of 1997 to 6.4% in the first quarter of 1998.

SELLING EXPENSE. Selling expenses decreased by 1.0% to $522,501 for the quarter ended March 31, 1998 from $527,823 in the first quarter of 1997. This decrease is attributable to timing differences and does not reflect a downward trend in the Company's selling expenses. As a percentage of sales, selling expenses increased from 5.4% in the first quarter of 1997 to 5.5% in the first quarter of 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $16,486 for the quarter ended March 31, 1998 from $10,326 in the first quarter of 1997.

INCOME FROM OPERATIONS. Income from operations decreased by 11.7% to $849,036 for the quarter ended March 31, 1998 from $961,247 in the first quarter of 1997. This decrease is a direct result of the decrease in net sales combined with the increase in general and administrative expenses discussed above. Income from operations as a percentage of net sales decreased to 8.9% for the quarter ended March 31, 1998 from 9.8% in the first quarter of 1997.

INTEREST EXPENSE. Interest expense decreased to $29,350 for the quarter ended March 31, 1998 from $65,364 in the first quarter of 1997. This decrease is due to borrowings during the first quarter of 1997 under the Company's revolving line of credit facility with KeyBank National Association that were required to finance a portion of the Detaclad acquisition and working capital requirements associated with two large orders that accounted for a significant portion of December 31, 1996 accounts receivable and inventory balances. Interest expense is expected to increase in the second quarter of 1998 as the line of credit borrowings increased from zero at December 31, 1997 to $3,938,589 at March 31, 1998. The increase is principally a result of the utilization of line of credit borrowings to finance the AMK and Spin Forge acquisitions.

INCOME TAX PROVISION. The Company's income tax provision increased by 5.8% to $312,000 for the quarter ended March 31, 1998 from $295,000 in the first quarter of 1997. This increase reflects an increase in the Company's effective tax rate to 38.0% for the quarter ended March 31, 1998 from 32.1% for the first quarter of 1997. The 38.0% effective tax rate used in the first quarter of 1998 compares to an effective tax rate of 37.8% for the year ended December 31, 1997.

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In connection with the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility with

KeyBank National Association (KeyBank) in July of 1996. The credit facility has a seven-year term and is secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment The maximum amount available under the line of credit is subject to borrowing base restrictions which are a function of defined balances in accounts receivable, inventory, real property and equipment.

      In connection with the Company's acquisition of Spin Forge on March 18, 1998 and resultant increase in the Company's asset base, the Company amended its revolving credit facility with KeyBank. Amendments included an increase in the total facility from $7.5 million to $10 million and separating $5 million of the total facility into a reducing revolving credit facility to be used principally for acquisition financing. The reducing revolving credit facility is secured by certain of the Company's assets, including those of the acquired AMK and Spin Forge businesses, and is not subject to borrowing base restrictions. Availability under this facility will be reduced at the rate of $1 million per year over its five-year term. The remaining $5 million of the revolving credit facility will continue under the same terms and conditions as described above for the original $7.5 million facility. The interest rate applicable to borrowings under both the revolving credit facility and reducing revolving credit facility is, at the Company's option, either the LIBOR Rate plus 1% to 1-1/2%, depending on certain conditions, or the Federal Funds Rate plus 2%. The Company's total borrowings under the KeyBank facility were $3,938,589 as of March 31, 1998.

     During the quarter ended March 31, 1998, the Company used $202,356 in cash flows from operating activities as compared to generating $2,139,299 in the first quarter of 1997. The principal sources of cash flow from operations in the quarter ended March 31, 1998 were net income of $508,975, an increase in bank overdraft of $513,768 and an increase in accounts payable of $344,307. These sources of operating cash flow were more than offset by a $1,376,000 increase in accounts receivable and $386,422 increase in inventories. The increase in receivables and inventory relates to higher than normal March sales and production activity associated with the Company's relatively strong beginning of the year order backlog. The Company's current ratio was 2.5 March 31, 1998 as compared to 2.8 at December 31, 1997. Investing activities in the quarter ended March 31, 1998 used $3,780,298 of cash, principally to fund the purchase of the Spin Forge and AMK assets. Financing activities for the quarter ended March 31, 1998 provided $3,928,845 of net cash, including line of credit borrowings in the amount of $3,938,589 that were used primarily for the purchase of the assets of Spin Forge and AMK.

     In March 1998, the Company's Board of Directors approved the Company's proposal to build a new manufacturing facility in Pennsylvania at a cost of approximately $6 million. The Company plans to finance the construction of the manufacturing facility and purchase of related equipment with proceeds from the issuance of tax-exempt, industrial development revenue bonds. KeyBank has provided the Company with a letter of credit commitment in the amount of $6 million as credit enhancement for the bond financing. The Company anticipates closing the bond financing by early third quarter of 1998. Construction of the new facility is expected to begin in the summer of 1998 and should be completed in early 1999.

     The Company believes that its cash flow from operations, funds expected to be available under its amended credit facility, and proceeds from the anticipated tax-exempt bond financing for the new Pennsylvania manufacturing facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations, including those of the recently acquired AMK and Spin Forge businesses, for the foreseeable future. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet its future cash requirements. The Company's expenditures for the Pennsylvania manufacturing facility could exceed its estimates due to construction delays, the delay in the receipt of any required government approvals and permits, labor shortages or other factors. In addition, the Company plans to grow both internally and through the acquisition of complementary businesses. Increased expenditures for the Pennsylvania manufacturing facility and/or a significant acquisition may require th Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

                            PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

The Company has been named as a defendant in a Lawsuit filed in France by a French company with which the Company had preliminary acquisition discussions during 1997. The Company plans to vigorously defend itself against such claim and the management of the Company believes that the ultimate outcome of such litigation will not have a material adverse effect on the Company's financial condition or results of operations. The Company is not party to any other legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's business, operation results and financial condition.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Between January 1, 1998 and March 31, 1998 the Registrant has issued and/or sold unregistered securities as set forth below:

(1) In March 1998, the Registrant issued 50,000 shares of unregistered Common Stock to Joseph Allwein, an officer of the Registrant, as part of the consideration for the purchase of the assets of Spin Forge, LLC.

(2) In March 1998 the Registrant issued 7,500 shares of unregistered Common Stock to Joseph Allwein, an officer of the Registrant, in exchange for services rendered which stock will vest in four equal annual installments.

The sales and issuance of securities in the transactions described in paragraphs
(1) and (2) above were deemed to be exempt from registration under the Securities Act by virtue of Section 4(2) promulgated under the Securities Act. The purchasers in each case represented their intention to acquire the securities for investment only and not with a view to the distribution thereof. Appropriate legends are affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the Registrant or had access , through employment or other relationships, to such information.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)

3.1   Certificates of Incorporation of the Registrant**
3.2   Bylaws of the Registrant**
10.1 Asset Purchase Agreement, dated January 1998, between the Registrant and AMK Inc.
10.2 Asset Purchase Agreement, dated as of March 18, 1998 between the Registrant, Spin Forge, LLC, Joseph Allwein and Darlene Bauer Allwin*
10.3 Option Agreement, dated as of March 18, 1998 between the Registrant and Spin Forge, LLC*
10.4 Operating Lease, dated as of March 18, 1998 between the Registrant and Spin Forge, LLC*
10.5 Loan Agreement, dated March 18, 1998 between the Registrant and Spin Forge, LLC*

10.6 Personal Services Agreement, dated March 18, 1998 between the Registrant and Joseph Allwein*
10.7 Stock Agreement, dated as of March 18, 1998 between the Registrant and Spin Forge, LLC*
10.8 Stock Agreement, dated as of March 18, 1998 between the Registrant and Joseph Allwein*
10.9 Non-Competition Agreement, dated as of March 18, 1998 between the Registrant and Joseph Allwein*
10.10 Master Promissory Note, dated as of March 18, 1998, by Spin Forge, LLC*
10.11 Personal Guaranty, dated as of March 18, 1998 between the Registrant, Spin Forge, LLC, Joseph Allwein and Darlene Bauer Allwin*
10.12 Credit Facility and Security Agreement, dated as of March 18, 1998 between the Registrant and Key Bank National Association
10.13 First Amendment to Loan Documents, dated as of March 18, 1998 between the Registrant and Key Bank National Association
27    Financial Data Schedule

(b)  None


     * Incorporated by reference from the Registrant's Report on Form 8-K filed April 2, 1998

     **Incorporated by reference form the Company's Proxy Statement for the 1998
       Annual Shareholders' Meeting filed July 14, 1997

                                    SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                DYNAMIC MATERIALS CORPORATION

                                                (Registrant)



Date: May 15, 1998                              /s/Richard A. Santa
                                                -------------------------------

                                                Richard A. Santa, Vice President
                                                of Finance and Chief Financial
                                                Officer (Duly Authorized Officer
                                                and Principal Financial and
                                                Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT NO.     DESCRIPTION

   10.1 Asset Purchase Agreement, dated January 1998, between the Registrant and AMK Inc.

   10.12 Credit Facility and Security Agreement, dated as of March 18, 1998 between the Registrant and Key Bank National Association

   10.13 First Amendment to Loan Documents, dated as of March 18, 1998 between the Registrant and Key Bank National Association

   27        Financial Data Schedule