Form 10-Q
period 1998-06-30
DYNAMIC MATERIALS CORP
filed 1998-08-14
CIK 34067

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
                                    ---------
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1998
                  ---------------------------------------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from                      to
                                   --------------------


                         Commission file number: 0-8328
                                                 ------
                          DYNAMIC MATERIALS CORPORATION
                          -----------------------------
             (Exact name of Registrant as specified in its charter)

        DELAWARE                                             84-0608431
                                                             ----------
(State or other jurisdiction                              (I.R.S. Employer
of incorporation or organization)                        Identification No.)

551 ASPEN RIDGE DRIVE, LAFAYETTE                             80026
--------------------------------                             -----
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

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,821,666 SHARES OF COMMON
                                                     --------------------------
STOCK AS OF JULY 31,1998.
------------------------

ITEM 1. FINANCIAL STATEMENTS



                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                                         June 30,      December 31,
            ASSETS                                                         1998           1997
            ------                                                      ----------     ------------
CURRENT ASSETS:
   Cash and cash equivalents                                          $       -       $     53,809
   Accounts receivable, net of allowance for doubtful
      accounts of $173,000 and $150,000, respectively                    6,530,979       4,936,350
   Inventories                                                           4,630,184       4,029,559
   Prepaid expenses and other                                              299,388         368,511
   Deferred tax asset                                                      200,000         200,000
   Receivable from related party                                           221,274         221,274
                                                                        ----------      ----------
           Total current assets                                         11,881,825       9,809,503
                                                                        ----------      ----------
PROPERTY, PLANT AND EQUIPMENT                                           10,029,280       5,831,687
   Less-Accumulated depreciation                                        (3,435,956)     (2,988,807)
                                                                        ----------      ----------
           Property, plant and equipment-net                             6,593,324       2,842,880
                                                                        ----------      ----------
INTANGIBLE ASSETS, net of accumulated amortization
   of $377,840 and $307,451, respectively                                1,261,183       1,230,464

NOTE RECEIVABLE                                                            280,000           -

OTHER ASSETS                                                               301,867         522,962
                                                                        ----------      ----------
      TOTAL ASSETS                                                    $ 20,318,199    $ 14,405,809
                                                                        ==========      ==========



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                                         June 30,       December 31,
    LIABILITIES AND STOCKHOLDERS' EQUITY                                   1998            1997
    ------------------------------------                               ------------    -------------
CURRENT LIABILITIES:
   Bank overdraft                                                     $    269,541    $      -
   Accounts payable                                                      2,281,452       2,328,867
   Accrued expenses                                                      1,080,298       1,012,908
   Current maturities of long-term debt and capital lease obligations       62,411         113,925
                                                                        ----------      ----------
           Total current liabilities                                     3,693,702       3,455,700

LINE OF CREDIT                                                           3,955,000            -

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                62,729          76,832
DEFERRED TAX LIABILITY                                                      13,800          13,800
                                                                        ----------      ----------
           Total liabilities                                             7,725,231       3,546,332
                                                                        ----------      ----------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.05 par value;
      4,000,000 shares authorized: no issued and
      outstanding shares                                                      -               -
   Common stock, $.05 par value; 15,000,000 shares
      authorized;  2,818,916 and 2,718,708 shares
      issued and outstanding, respectively                                 140,947         135,936
   Additional paid-in capital                                            7,238,145       6,587,911
   Deferred compensation                                                   (67,500)           -
   Retained earnings                                                     5,281,376       4,135,630
                                                                        ----------      ----------
                                                                        12,592,968      10,859,477
                                                                        ----------      ----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 20,318,199    $ 14,405,809
                                                                        ==========      ==========



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)


                                                 Three Months Ended           Six Months Ended
                                                       June 30,                   June 30,
                                                  1998         1997          1998         1997
                                                  ----         ----          ----         ----
NET SALES                                     $11,372,968   $7,877,630   $20,868,122   $17,659,541

COST OF PRODUCTS SOLD                           8,990,249    6,016,044    16,489,041    13,750,341
                                              -----------   ----------   -----------   -----------
           Gross profit                         2,382,719    1,861,586     4,379,081     3,909,200
                                              -----------   ----------   -----------   -----------
COSTS AND EXPENSES:
   General and administrative expenses            749,701      547,087     1,358,038     1,095,306
   Selling expenses                               478,123      528,828     1,000,623     1,056,651
   Research and development costs                  10,107        6,803        26,594        17,129
                                              -----------   ----------   -----------   -----------
                                                1,237,931    1,082,718     2,385,255     2,169,086
                                              -----------   ----------   -----------   -----------
INCOME FROM OPERATIONS                          1,144,788      778,868     1,993,826     1,740,114

OTHER INCOME (EXPENSE):
   Other income                                     5,482        1,612         5,482        23,506
   Interest expense                               (94,297)     (24,921)     (123,647)      (90,285)
   Interest income                                    796        4,607         2,085         7,087
                                              -----------   ----------   -----------   -----------
           Income before income tax provision   1,056,769      760,166     1,877,746     1,680,422

INCOME TAX PROVISION                             (420,000)    (242,857)     (732,000)     (537,857)
                                              -----------   ----------   -----------   -----------
NET INCOME                                    $   636,769   $  517,309   $ 1,145,746   $ 1,142,565
                                              ===========   ==========   ===========   ===========

NET INCOME PER SHARE
           Basic                              $      0.23   $     0.19   $      0.41   $      0.43
                                              ===========   ==========   ===========   ===========
           Diluted                            $      0.22   $     0.18   $      0.39   $      0.40
                                              ===========   ==========   ===========   ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
           Basic                                2,796,636    2,692,436     2,766,149     2,646,592
                                               ==========   ==========    ==========    ==========
           Diluted                              2,932,188    2,855,949     2,901,232     2,878,143
                                               ==========   ==========    ==========    ==========


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998

                                   (UNAUDITED)



                                       Common Stock         Additonal
                                  ---------------------      Paid-In     Deferred       Retained
                                    Shares      Amount       Capital   Compensation     Earnings
                                  ---------   ---------    -----------    ---------     -----------

Balances, December 31, 1997       2,718,708   $ 135,936    $ 6,587,911         -        $ 4,135,630

   Common stock issued for
      stock option exercises         31,615       1,581         62,109         -               -
   Common stock issued in
      connection with the
      employee stock  purchase
      plan                           11,093         555         73,700         -               -
   Shares issued in connection
      with the purchase of
      Spin Forge                     50,000       2,500        447,300         -               -
   Restricted stock grant
      related to the purchase
      of Spin Forge                   7,500         375         67,125      (67,500)           -
   Net income                        -           -             -               -          1,145,746
                                  ---------   ---------    -----------    ---------     -----------
Balances, June 30, 1998           2,818,916   $ 140,947    $ 7,238,145    $ (67,500)    $ 5,281,376
                                  =========   =========    ===========    ==========    ===========



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)

                                                                           1998             1997
                                                                         -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                           $ 1,145,746    $ 1,142,565
   Adjustments to reconcile net income
      to net cash from operating activities-
         Depreciation                                                       447,149        276,058
         Amortization                                                        69,281         50,412
         Decrease (increase) in-
           Accounts receivable, net                                      (1,594,629)     1,669,203
           Inventories                                                      417,603      3,158,852
           Prepaid expenses and other                                        73,253       (133,076)
         Increase (decrease) in-
           Bank overdraft                                                   269,541       (743,471)
           Accounts payable                                                (809,351)      (584,895)
           Accrued expenses                                                (117,078)      (131,418)
                                                                         ----------     ----------
           Net cash flows from operating activities                         (98,485)     4,704,230
                                                                         ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Spin Forge assets                                         (2,348,589)          -
   Purchase of AMK assets                                                  (905,873)          -
   Loan to related party                                                   (280,000)          -
   Acquisition of property, plant and equipment                            (351,727)      (170,614)
   Change in other noncurrent assets                                        (96,462)        13,689
                                                                         ----------     ----------
           Net cash flows used in investing activities                   (3,982,651)      (156,925)
                                                                         ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings/(payments) on line of credit, net                           3,955,000     (3,930,000)
   Payments on long-term debt and capital lease obligations                 (65,616)       (59,589)
   Net proceeds from issuance of common stock                               137,943        304,036
                                                                         ----------     ----------
           Net cash flows from financing activities                       4,027,327     (3,685,553)
                                                                         ----------     ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        (53,809)       861,752

CASH AND CASH EQUIVALENTS, beginning of the period                           53,809        209,650
                                                                         ----------     ----------
CASH AND CASH EQUIVALENTS, end of the period                            $      -       $ 1,071,402
                                                                         ==========     ==========



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997

                                   (UNAUDITED)





SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
                                                      1998          1997
                                                    ---------     ---------

        Cash paid during the period for-
          Interest                                  $ 66,820      $ 137,298
                                                    ========      =========
          Income taxes                              $344,587      $ 907,242
                                                    =========     =========




                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The information included in the Condensed Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-KSB for the year ended December 31, 1997. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

The following unaudited pro forma results of operations of the Company for the three months ended June 30, 1997 and the six months ended June 30, 1997 and 1998 assumes that the acquisition of AMK and Spin Forge had occurred on January 1, 1997. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations. In addition, the purchase price allocation of these acquisitions is tentative and may be affected by final post-closing adjustments.

                                 Three Months Ended           Six Months Ended
                                   June 30, 1997         June 30, 1998   June 30, 1997
                                   -------------         -------------   -------------

  Revenues                         $ 9,770,738           $ 22,129,407    $ 21,244,813
  Net Income                       $   488,974           $  1,185,168    $  1,081,701
  Net Income Per Share - Basic     $      0.18           $       0.42    $       0.40
  Net Income Per Share - Diluted   $      0.17           $       0.40    $       0.37


3.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                                     June 30,       December 31,
                                                      1998             1997
                                                      ----             ----

             Raw Materials                        $   898,079       $   984,788
             Work-in-Process                        3,603,752         2,865,164
             Supplies                                 128,353           179,607
                                                  -----------       -----------

                                                  $ 4,630,184       $ 4,029,559
                                                  ===========       ===========


4.  NET INCOME PER SHARE:

The Company computes earnings per share (EPS) in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:


                                              For The Quarter Ended June 30, 1997
                                              -----------------------------------
                                                                        Per share
                                                  Income      Shares     Amount
                                                  ------      ------     ------
Net Income                                      $ 517,309
                                                =========
Basic earnings per share:
   Income available to common shareholders      $ 517,309    2,692,436   $ 0.19
                                                                         ======

Dilutive effect of options to purchase common
   stock                                             -         163,513
                                                ---------    ---------
Dilutive earnings per share:
   Income available to common shareholders      $ 517,309    2,855,949   $ 0.18
                                                =========    =========   ======

                                               For The Quarter Ended June 30, 1998
                                               -----------------------------------
                                                                        Per share
                                                  Income       Shares     Amount
                                                  ------       ------     ------
Net Income                                      $ 636,769
                                                =========

Basic earnings per share:
   Income available to common shareholders      $ 636,769    2,796,636   $  0.23
                                                                         =======

Dilutive effect of options to purchase common
   stock                                             -         135,552
                                                ---------     --------
Dilutive earnings per share:
   Income available to common shareholders      $ 636,769    2,932,188   $ 0.22
                                                =========    =========   ======



                                            For The Six Months Ended June 30, 1997
                                            --------------------------------------
                                                                         Per Share
                                                 Income        Shares     Amount
                                                 ------        ------     ------

Net Income                                     $1,142,565

Basic earnings per share:
   Income available to common shareholders     $1,142,565    2,646,592    $ 0.43
                                                                          ======

Dilutive effect of options to purchase common
   stock                                             -         231,551
                                              -----------     --------
Dilutive earnings per share:
   Income available to common shareholders    $ 1,142,565    2,878,143    $ 0.40
                                              ===========    =========    ======

                                             For The Six Months Ended June 30, 1998
                                             --------------------------------------
                                                                        Per Share
                                                 Income       Shares      Amount
                                                 ------       ------      ------

Net Income                                     $1,145,746
                                               ==========

Basic earnings per share:
   Income available to common shareholders     $1,145,746    2,766,149    $ 0.41
                                                                          ======

Dilutive effect of options to purchase common
   stock                                             -         135,083
                                               ----------    ---------
Dilutive earnings per share:
   Income available to common shareholders     $1,145,746    2,901,232    $ 0.39
                                               ==========    =========    ======

In December 1997, the Company adopted SFAS 128 and, as a result, the Company's reported earnings per share for the quarter and six months ended June 30, 1997 were restated. The effect of this change on previously reported EPS data was as follows:

                                         Quarter Ended      Six Months Ended
                                         June 30, 1997        June 30,1997
                                         -------------      ----------------

Per share amounts
   Primary EPS as reported                    $0.18               $0.40
   Effect of FAS 128                           0.01                0.03
                                              -----               -----
   Basic EPS as restated                      $0.19               $0.43
                                              =====               =====

   Fully diluted EPS as reported              $0.18               $0.40
   Effect of FAS 128                            -                   -
                                              -----               -----
   Diluted EPS as restated                    $0.18               $0.40
                                              =====               =====

5.  SIGNIFICANT CUSTOMER

During the quarter and six months ended June 30, 1998, no one customer accounted for more than 10% of net sales. Two customers accounted for approximately 30% of net sales during the quarter ended June 30, 1997 and one customer accounted for approximately 23% of net sales during the six months ended June 30, 1997. International sales as a percent of net sales were 21% and 27% for the quarters ended June 30, 1998 and June 30, 1997, respectively. International sales as a percent of net sales were 20% and 35% for the six months ended June 30, 1998 and June 30, 1997, respectively. Due to the fact that a significant portion of the Company's sales is derived from a relatively small number of customers, the loss of a customer, the failure to perform existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities.

6.  COMMITMENTS AND CONTINGENCIES

    LITIGATION

The Company has been named as a defendant in a lawsuit filed by a French company who the Company had been in merger/acquisition discussions with during 1997, seeking damages of approximately $1.3 million. The Company plans to vigorously defend itself against such claim and management of the Company believes the ultimate outcome of such litigation will not have a material adverse effect on its financial condition or results of operations. No provision for liability with respect to this claim has been made in the accompanying statements of financial condition.


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

        The Company has experienced and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition-related costs and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.

        The Year 2000 will impact computer programs written using two digits rather than four to define the applicable year. Any programs with time-sensitive software may recognize a date using A00@ as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operation, including a temporary inability to process transactions, send invoices or engage in other ordinary activities. This problem largely affects software programs written years ago, before the issue came to prominence. The Company recently reviewed all of its software for exposure to Year 2000 issues, including network and workstation software, and does not believe that it has significant risk associated with the problem. The Company primarily uses third party software programs written and updated by outside firms, each of whom has stated that its software is Year 2000 compliant. To assure that all software programs can successfully work in conjunction with each other in regards to the year 2000 issue, the Company tested all of its software during the second quarter of 1998 using a combination of past and future dates. Only minor problems were identified during this test, which should be corrected before the end of the 1998 calendar year. The cost of modifying or replacing software to bring the Company into compliance is not expected to be significant. The Company is in the process of reviewing its suppliers exposure to Year 2000 issues and the potential impact on the Company's operations.


              QUARTER ENDED JUNE 30, 1998 COMPARED TO JUNE 30, 1997

        The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                                  Percentage of Net Sales
                                                  -----------------------
                                Three Months Ended June 30,      Six Months Ended June 30,
                                ---------------------------      -------------------------
                                     1998       1997                 1998        1997
                                     ----       ----                 ----        ----

Net Sales                           100.0%     100.0%               100.0%     100.0%

Cost of Products                     79.0%      76.4%                79.0%      77.9%
                                     -----      -----                -----      -----

Gross Margin                         21.0%      23.6%                21.0%      22.1%

General & Administrative              6.6%       6.9%                 6.5%       6.2%
Selling Expenses                      4.2%       6.7%                 4.8%       6.0%
R & D                                 0.1%       0.1%                 0.1%       0.1%
Income from Operations               10.1%       9.9%                 9.6%       9.9%
Interest Expense                      0.8%       0.3%                 0.6%       0.5%
Income Tax Provision                  3.7%       3.1%                 3.5%       3.0%
Net Income                            5.6%       6.6%                 5.5%       6.5%


NET SALES. Net sales for the quarter ended June 30, 1998 increased 44.4% to $11,372,968 from $7,877,630 in the second quarter of 1997. Sales for the second quarter of 1998 included approximately $2,350,000 from the newly acquired Spin Forge and AMK businesses, with these sales accounting for the majority of the 1998 sales increase. For the six months ended June 30, 1998, net sales increased 18.2% to $20,868,122 from $17,659,541 in the comparable period of 1997. Spin Forge and AMK sales of approximately $3,150,000 for the six months ended June 30, 1998 accounted for the entire sales increase.

GROSS PROFIT. As a result of the Company's increase in net sales, gross profit for the quarter ended June 30, 1998 increased by 28.0% to $ 2,382,719 from $1,861,586 in the second quarter of 1997. The gross profit margin for the quarter ended June 30, 1998 was 21.0%, representing an 11% decline from the gross profit margin of 23.6% for the second quarter of 1997. For the six months ended June 30, 1998, gross profit increased 12.0% to $4,379,081 from $3,909,200 in the comparable period of 1997. The gross profit margin for the six months ended June 30, 1998 was 21.0%, representing a 5% decline from the gross profit margin of 22.1% for the first six months of 1997. The decreases for both the three and six month periods are principally due to proportionately lower sales of explosively formed products that have historically carried significantly higher margins than sales of clad metal plates. A customer that accounts for a major portion of the Company's sales of explosively formed products has significantly reduced its 1998 order levels for explosively formed parts and has informed the Company that it likely will no longer order such parts from the Company. The Company expects that the resulting reduced sales and gross profits from its explosion forming business will be replaced by sales and gross profits generated by the recently acquired AMK Welding and Spin Forge operations.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended June 30, 1998 increased 37.0% to $749,701 from $547,087 in the second quarter of 1997. For the six months ended June 30, 1998, general and administrative expenses increased 24.0% to $1,358,038 from $1,095,306 in the comparable period of 1997. These increases are primarily attributable to general and administrative expenses associated with the operations of AMK Welding and Spin Forge which were acquired on January 5, 1998 and March 18, 1998, respectively. General and administrative expenses are expected to remain at these higher 1998 levels to support the acquired AMK and Spin Forge operations and other strategic business initiatives. As a percentage of sales, general and administrative expenses decreased from 6.9% in the second quarter of 1997 to 6.6% for the quarter ended June 30, 1998 and increased from 6.2% to 6.5% for the comparable six month periods.

SELLING EXPENSE. Selling expenses decreased by 9.6% to $478,123 for the quarter ended June 30, 1998 from $528,828 in the second quarter of 1997. For the six months ended June 30, 1998, selling expenses decreased 5.3% to $1,000,623 from $1,056,651 in the comparable period of 1997. These decreases reflect lower expense levels in a number of categories, including compensation and benefits, advertising and promotion, reserves for bad debts and travel and entertainment expenses. Selling expenses as a percentage of net sales decreased from 6.7% in the second quarter of 1997 to 4.2% for the quarter ended June 30, 1998, and from 6.0% for the six months ended June 30, 1997 to 4.8% for the comparable period of 1998. These decreases reflect decreased spending levels combined with the higher sales volume achieved in 1998.

RESEARCH AND DEVELOPMENT. Research and development expenses increased 48.6% to $10,107 for the quarter ended June 30, 1998 from $6,803 in the second quarter of 1997. For the six months ended June 30, 1998, research and development expenses increased 55.3% to $26,594 from $17,129 in the comparable period of 1997. The Company is currently utilizing its engineering resources to support current manufacturing activities, including the plant design and sourcing of equipment for a new manufacturing facility to be constructed in Pennsylvania, and does not expect to significantly increase spending on research and development projects in the near future.

INCOME FROM OPERATIONS. Income from operations increased by 47.0% to $1,144,788 for the quarter ended June 30, 1998 from $778,868 in the second quarter of 1997. This increase is a direct result of the 44.4% increase in net sales discussed above. For the six months ended June 30, 1998, income from operations increased 14.6% to $1,993,826 from $1,740,114 in the comparable period of 1997. This increase is a direct result of the 18.2% increase in net sales. Income from operations as a percentage of net sales increased to 10.1% for the three months ended June 30, 1998 from 9.9% in the comparable 1997 period and decreased to 9.6% for the six months ended June 30, 1998 from 9.9% for the six months ended June 30, 1997.

INTEREST EXPENSE. Interest expense increased to $94,297 for the quarter ended June 30, 1998 from $24,921 in the second quarter of 1996. For the six months ended June 30, 1998, interest expense increased to $123,647 from $90,285 in the comparable period of 1997. These increases are due to borrowings under the Company's revolving line of credit with KeyBank of Colorado that were required to finance the AMK Welding and Spin Forge acquisitions.

INCOME TAX PROVISION. The Company's income tax provision increased by 72.9% to $420,000 for the quarter ended June 30, 1998 from $242,857 in the second quarter of 1997. The income tax provision for the six months ended June 30, 1998 increased 36.1% to $732,000 from $537,857 for the comparable period of 1997. For the quarter and six months ended June 30, 1998, the effective tax rate was 39.7% and 39.0%, respectively, as compared to 32.0% for the comparable 1997 periods. The full year 1997 effective tax rate was 37.8% and the Company expects its effective tax rate to increase slightly in 1998 to 39.0% due to anticipated increases in state income taxes as a result of the AMK Welding and Spin Forge acquisitions.


LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In connection with the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility with KeyBank National Association (KeyBank) in July of 1996. The credit facility had a seven-year term and was secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit was subject to borrowing base restrictions that were a function of defined balances in accounts receivable, inventory, real property and equipment.

        In connection with the Company's acquisition of Spin Forge on March 18, 1998 and resultant increase in the Company's asset base, the Company amended its revolving credit facility with KeyBank. Amendments included an increase in the total facility from $7.5 million to $10 million and separating $5 million of the total facility into a reducing revolving credit facility to be used principally for acquisition financing. The reducing revolving credit facility is secured by certain of the Company's assets, including those of the acquired AMK and Spin Forge businesses, and is not subject to borrowing base restrictions. Availability under this facility will be reduced at the rate of $1 million per year over its five-year term. The remaining $5 million of the revolving credit facility will continue under the same terms and conditions as described above for the original $7.5 million facility. The interest rate applicable to borrowings under both the revolving credit facility and reducing revolving credit facility is, at the Company's option, either the LIBOR Rate plus 1% to 1.5%, depending on certain conditions, or the Federal Funds Rate plus 2%. The Company's total borrowings under the KeyBank facility were $3,955,000 as of June 30, 1998.

           During the six months ended June 30, 1998, the Company used $98,485 in cash flows from operating activities as compared to generating $4,704,230 during the first six months of 1997. The principal sources of cash flow from operations in the quarter ended June 30, 1998 were net income of $1,145,746, depreciation and amortization charges of $516,430, a decrease in inventories of $417,603, and an increase in bank overdraft of $269,541. These sources of operating cash flow were more than offset by a $1,594,629 increase in accounts receivable and a $926,429 decrease in accounts payable and accrued expenses. The large increase in accounts receivable relates to the build-up of Spin Forge accounts receivable subsequent to the March 18, 1998 acquisition of Spin Forge (outstanding accounts receivable on this date were not included among the assets purchased) and strong June sales in the Company's bonding business. The current ratio was 3.2 as of June 30, 1998 as compared to 2.8 at December 31, 1997. Investing activities in the six months ended June 30, 1998 used $3,982,651 of cash, principally to fund the purchase of the Spin Forge and AMK assets. Financing activities for the six months ended June 30, 1998 provided $4,027,327 of net cash, including line of credit borrowings in the amount of $3,955,000 that were used primarily for the purchase of the assets of Spin Forge and AMK.

         In March 1998, the Company's Board of Directors approved the Company's proposal to build a new manufacturing facility in Pennsylvania at a cost of approximately $6.8 million. The Company plans to finance the construction of the manufacturing facility and purchase of related equipment with proceeds from the issuance of tax-exempt, industrial development revenue bonds. KeyBank has provided the Company with a letter of credit commitment in the amount of $7 million as credit enhancement for the bond financing. The Company anticipates closing the bond financing before the end of the third quarter. Construction of the new facility is also expected to begin during the third quarter of 1998 and should be completed during the first half of 1999.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 22, 1998. At the Annual Meeting, the stockholders of the Company (i) elected each of the persons listed below to serve as a director of the Company until the 2001 Annual Meeting of Shareholders or until his successor is elected, (ii) approved the amendment and restatement of the Company's 1997 Equity Incentive Plan and increased the aggregate number of shares of Common Stock authorized for issuance under such plan by 150,000 shares, (iii) approved the Company's Employee Stock Purchase Plan, (iv) ratified the indemnification agreements entered into between the Company and its directors and officers and to approve the Company entering into similar agreements with future directors and officers, and (v) ratified the selection of Arthur Andersen LLP as independent accountants of the Company for its fiscal year ending December 31, 1998.

        The Company had 2,789,508 shares of Common Stock outstanding as of April 9, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 2,609,055 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:


PROPOSAL 1:    ELECTION OF DIRECTORS

                            VOTING SHARES      VOTING SHARES    VOTING SHARES
                              IN FAVOR            AGAINST          WITHHELD

      DIRECTOR

Michael C. Franson            2,566,630             --              42,425
George W. Morgenthaler        2,569,880             --              39,175

PROPOSAL 2:    APPROVAL OF THE AMENDMENT AND RESTATEMENT OF THE 1997 EQUITY
INCENTIVE PLAN

    VOTING SHARES        VOTING SHARES        VOTING SHARES           BROKER
      IN FAVOR              AGAINST              ABSTAIN            NON-VOTES

      2,408,536             176,640               5,785               18,094


PROPOSAL 3:    APPROVAL OF THE EMPLOYEE STOCK PURCHASE PLAN

    VOTING SHARES        VOTING SHARES        VOTING SHARES           BROKER
      IN FAVOR              AGAINST              ABSTAIN            NON-VOTES

      1,815,739              24,500               2,335              766,481


PROPOSAL 4:    RATIFICATION OF INDEMNIFICATION AGREEMENTS AND TO APPROVE
ENTERING INTO SIMILAR AGREEMENTS WITH FUTURE DIRECTORS AND OFFICERS

    VOTING SHARES        VOTING SHARES        VOTING SHARES
      IN FAVOR              AGAINST              ABSTAIN

      2,561,645              42,056               5,354


PROPOSAL 5:    RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

    VOTING SHARES        VOTING SHARES        VOTING SHARES
      IN FAVOR              AGAINST              ABSTAIN

      2,596,866              7,615                4,574


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)     Exhibits

27      Financial Data Schedule

(b) A report on Form 8-K was filed on April 2, 1998 reporting the completion of the acquisition of certain assets of Spin Forge, LLC, which occurred on March 18, 1998. A report on Form 8-K/A was filed on June 1, 1998. This report amended the Form 8-K filed on April 2, 1998, to include audited financial information as of December 31, 1997 for the Spin Forge business, which the Company acquired on March 18, 1998. The report also included unaudited pro forma financial information as of March 31, 1998, and for the year ended December 31, 1997.

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






Date:   August 14, 1998
        ---------------

                                     ---------------------------------

                                     Richard A. Santa, Vice President of
                                     Finance and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)