Form 10-Q
period 1998-09-30
DYNAMIC MATERIALS CORP
filed 1998-11-17
CIK 34067

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1998

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


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
  X   No
----    -----


        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,723,666 SHARES OF COMMON STOCK AS OF OCTOBER 31, 1998.

ITEM 1.  FINANCIAL STATEMENTS


                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                        September 30,   December 31,
                                                            1998            1997
                   ASSETS                               ------------    ------------

CURRENT ASSETS:
   Cash and cash equivalents                            $       --      $     53,809
   Accounts receivable, net of allowance for doubtful
      accounts of $170,000 and $150,000, respectively      6,073,261       4,936,350
   Inventories                                             3,587,387       4,029,559
   Prepaid expenses and other                                336,468         368,511
   Deferred tax asset                                        200,000         200,000
   Receivable from related party                                --           221,274
                                                        ------------    ------------
           Total current assets                           10,197,116       9,809,503
                                                        ------------    ------------
PROPERTY, PLANT AND EQUIPMENT                             10,581,141       5,831,687
   Less- Accumulated depreciation                         (3,655,692)     (2,988,807)
                                                        ------------    ------------
           Property, plant and equipment-net               6,925,449       2,842,880
                                                        ------------    ------------
INTANGIBLE ASSETS, net of accumulated amortization
   of $411,785 and $307,451, respectively                  1,228,379       1,230,464

NOTE RECEIVABLE                                              280,000            --

RESTRICTED CASH AND SHORT TERM INVESTMENTS                 6,461,015            --

OTHER ASSETS                                                 383,905         522,962
                                                        ------------    ------------
      TOTAL ASSETS                                      $ 25,475,864    $ 14,405,809
                                                        ============    ============



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                                       September 30,    December 31,
                                                                            1998            1997
                                                                        ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Bank overdraft                                                       $     82,536    $       --
   Accounts payable                                                        1,838,162       2,328,867
   Accrued expenses                                                        1,450,132       1,012,908
   Current maturities of long-term debt and capital lease obligations         38,330         113,925
                                                                        ------------    ------------
           Total current liabilities                                       3,409,160       3,455,700

LINE OF CREDIT                                                             2,785,000            --

INDUSTRIAL DEVELOPMENT REVENUE BONDS                                       6,850,000            --

LONG-TERM DEBT AND CAPITAL LEASE OBLIGATIONS                                  62,730          76,832
DEFERRED TAX LIABILITY                                                        13,800          13,800
                                                                        ------------    ------------
           Total liabilities                                              13,120,690       3,546,332
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.05 par value;
      4,000,000 shares authorized: no issued and
      outstanding shares                                                        --              --
   Common stock, $.05 par value; 15,000,000 shares
      authorized;  2,723,666 and 2,718,708 shares
      issued and outstanding, respectively                                   136,184         135,936
   Additional paid-in capital                                              6,686,940       6,587,911
   Deferred compensation                                                     (59,062)           --
   Retained earnings                                                       5,591,112       4,135,630
                                                                        ------------    ------------
                                                                          12,355,174      10,859,477
                                                                        ------------    ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 25,475,864    $ 14,405,809
                                                                        ============    ============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)


                                                    Three Months Ended              Nine Months Ended
                                                        September 30,                   September 30,
                                                    1998            1997            1998             1997
                                                ------------    ------------    ------------    ------------
NET SALES                                       $  9,675,750    $  7,803,059    $ 30,543,872    $ 25,462,599

COST OF PRODUCTS SOLD                              7,554,313       6,059,108      24,042,453      19,809,451
                                                ------------    ------------    ------------    ------------
           Gross profit                            2,121,437       1,743,951       6,501,419       5,653,148
                                                ------------    ------------    ------------    ------------
COSTS AND EXPENSES:
   General and administrative expenses             1,070,726         558,785       2,401,618       1,654,089
   Selling expenses                                  387,550         494,449       1,387,822       1,551,100
   Start up costs related to new facility             86,036            --           114,437            --
   Research and development costs                      2,369          10,495          28,963          27,624
                                                ------------    ------------    ------------    ------------
                                                   1,546,681       1,063,729       3,932,840       3,232,813
                                                ------------    ------------    ------------    ------------
INCOME FROM OPERATIONS                               574,756         680,222       2,568,579       2,420,335

OTHER INCOME (EXPENSE):
   Other income                                          141             257           5,625          23,763
   Interest expense                                  (75,166)        (15,135)       (198,811)       (105,419)
   Interest income                                     9,006          14,720          11,089          21,807
                                                ------------    ------------    ------------    ------------
           Income before income tax provision        508,737         680,064       2,386,482       2,360,486

INCOME TAX PROVISION                                (199,000)       (217,143)       (931,000)       (755,000)
                                                ------------    ------------    ------------    ------------
NET INCOME                                      $    309,737    $    462,921    $  1,455,482    $  1,605,486
                                                ============    ============    ============    ============

NET INCOME PER SHARE
           Basic                                $       0.11    $       0.17    $       0.52    $       0.60
                                                ============    ============    ============    ============
           Diluted                              $       0.11    $       0.16    $       0.50    $       0.56
                                                ============    ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
           Basic                                   2,807,957       2,714,371       2,780,238       2,669,434
                                                ============    ============    ============    ============
           Diluted                                 2,881,317       2,880,891       2,889,732       2,879,216
                                                ============    ============    ============    ============

                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998

                                   (UNAUDITED)


                                                               Additional
                                        Common Stock             Paid-In      Deferred         Retained
                                    Shares        Amount         Capital     Compensation      Earnings
                                 -----------    -----------    -----------    -----------    -----------

Balances, December 31, 1997        2,718,708    $   135,936    $ 6,587,911    $      --      $ 4,135,630

   Common stock issued for
      stock option exercises          34,365          1,718         75,629           --             --
   Common stock issued in
      connection with the
      employee stock purchase
      plan                            11,093            555         73,700           --             --
   Shares issued in connection
      with the purchase of
      Spin Forge                      50,000          2,500        447,300           --             --
   Restricted stock grant
      related to the purchase
      of Spin Forge                    7,500            375         67,125        (67,500)          --
   Amortization of deferred
      compensation                                                                  8,438
   Shares repurchased from
      related party                  (98,000)        (4,900)      (564,725)          --             --
   Net income                           --             --             --             --        1,455,482
                                 -----------    -----------    -----------    -----------    -----------
Balances, September 30, 1998       2,723,666    $   136,184    $ 6,686,940    $   (59,062)   $ 5,591,112
                                 ===========    ===========    ===========    ===========    ===========




                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)

                                                             1998            1997
                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                            $  1,455,482    $  1,605,486
   Adjustments to reconcile net income
      to net cash from operating activities-
         Depreciation                                         666,885         435,667
         Amortization                                         102,083          78,134
         Amortization of deferred compensation                  8,438            --
         Decrease (increase) in-
           Accounts receivable, net                        (1,136,911)        438,569
           Inventories                                      1,603,903       2,841,886
           Prepaid expenses and other                         113,109        (469,288)
         Increase (decrease) in-
           Bank overdraft                                      82,536        (743,471)
           Accounts payable                                (1,252,642)       (723,008)
           Accrued expenses                                   373,838         224,913
                                                         ------------    ------------
           Net cash flows from operating activities         2,016,721       3,688,888
                                                         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Investment of bond proceeds                             (6,461,015)           --
   Purchase of Spin Forge assets                           (2,615,691)           --
   Purchase of AMK assets                                    (905,873)           --
   Cash paid in connection with the shares repurchased
      from related party                                     (425,285)           --
   Loan to related party                                     (280,000)           --
   Acquisition of property, plant and equipment              (901,071)       (205,477)
   Change in other noncurrent assets                           26,628          22,846
                                                         ------------    ------------
           Net cash flows used in investing activities    (11,562,307)       (182,631)



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

                                   (UNAUDITED)


                                                                       1998           1997
                                                                   -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Industrial development revenue bond proceeds                      6,850,000           --
   Bond issue costs paid                                              (171,151)          --
   Borrowings/(payments) on line of credit, net                      2,785,000     (3,930,000)
   Finance charges paid in connection with the reducing revolver
      credit facility                                                  (33,977)          --
   Payments on long-term debt and capital lease obligations            (89,697)       (90,340)
Net proceeds from issuance of common stock                             151,602        320,661
                                                                   -----------    -----------
           Net cash flows from financing activities                  9,491,777     (3,699,679)
                                                                   -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                   (53,809)      (193,422)

CASH AND CASH EQUIVALENTS, beginning of the period                      53,809        209,650
                                                                   -----------    -----------
CASH AND CASH EQUIVALENTS, end of the period                       $      --      $    16,228
                                                                   ===========    ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:
                                                                       1998           1997
                                                                   -----------    -----------
        Cash paid during the period for-
          Interest                                                 $   192,893    $   159,419
                                                                   ===========    ===========
          Income taxes                                             $   819,346    $ 1,238,242
                                                                   ===========    ===========


NONCASH INVESTING ACTIVITIES:

     $139,440 of the shares repurchased from a related party were in satisfaction of a receivable due from that party.



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


2.  ACQUISITION OF AMK AND SPIN FORGE BUSINESSES

The Company has completed two separate business acquisitions since its December 31, 1997 fiscal year end. On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. (AMK) for a cash purchase price of approximately $940,000. Assets acquired consisted primarily of machinery and equipment, land and the building that houses AMK's operations. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. On March 18, 1998, the Company completed the acquisition of certain assets of Spin Forge, LLC (Spin Forge) for a purchase price of approximately $3,826,000 that was paid with a combination of approximately $2,616,000 in cash, assumption of approximately $760,000 in liabilities and 50,000 shares of DMC Common Stock valued at $449,800. The Company's management believes Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. Principal assets acquired included machinery and equipment and inventories. The Company will lease land and buildings from Spin Forge and holds an option to purchase such property for approximately $2.9 million, subject to certain adjustments, exercisable under certain conditions through January 2002. The option may be extended beyond this date under specified conditions provided that the option price must be adjusted upwards in the event that the fair market value of the property at the time of exercise is higher than $2.9 million.

The following unaudited pro forma results of operations of the Company for the three months ended September 30, 1997 and the nine months ended September 30, 1997 and 1998 assumes that the acquisition of AMK and Spin Forge had occurred on January 1, 1997. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                      Three Months
                                         Ended             Nine Months Ended
                                      September 30,   September 30,    September 30,
                                          1997            1998             1997
                                          ----            ----             ----
     Revenues                        $   9,881,537   $   31,805,157   $   31,126,349
     Net Income                      $     549,435   $    1,499,578   $    1,679,484
     Net Income Per Share -Basic     $        0.20   $         0.53   $         0.62
     Net Income Per Share -Diluted   $        0.19   $         0.51   $         0.57

3.   NEW ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the effect of this new standard.

4.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                           September 30,  December 31,
                                1998         1997
                                ----         ----
          Raw Materials     $1,427,670   $  984,788
          Work-in-Process    1,982,974    2,865,164
          Supplies             176,743      179,607
                            ----------   ----------
                            $3,587,387   $4,029,559
                            ==========   ==========

5.  NET INCOME PER SHARE:

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

                                                FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                                                            Per share
                                                     Income       Shares      Amount
                                                     ------       ------    ---------

Net Income                                         $  462,921
                                                   ==========
Basic earnings per share:
      Income available to common shareholders      $  462,921    2,714,371   $   0.17
                                                                             ========
Dilutive effect of options to purchase common
      stock                                              --        166,520
                                                   ----------   ----------
Dilutive earnings per share:
      Income available to common shareholders      $  462,921    2,880,891   $   0.16
                                                   ==========   ==========   ========



                                                FOR THE QUARTER ENDED SEPTEMBER 30, 1998
                                                                            Per share
                                                     Income       Shares      Amount
                                                   ----------   ----------   --------

Net Income                                         $  309,737
                                                   ==========
Basic earnings per share:
      Income available to common shareholders      $  309,737    2,807,957   $   0.11
                                                                             ========
Dilutive effect of options to purchase common
      stock                                              --         73,360
                                                   ----------   ----------
Dilutive earnings per share:
         Income available to common shareholders   $  309,737    2,881,317   $   0.11
                                                   ==========   ==========   ========


                                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                                                            Per share
                                                     Income       Shares      Amount
                                                   ----------   ----------   --------

Net Income                                         $1,605,486
                                                   ==========
Basic earnings per share:
      Income available to common shareholders      $1,605,486    2,669,434   $   0.60
                                                                             ========
Dilutive effect of options to purchase common
      stock                                              --        209,782
                                                   ----------   ----------
Dilutive earnings per share:
      Income available to common shareholders      $1,605,486    2,879,216   $   0.56
                                                   ==========   ==========   ========


                                              For the nine months ended September 30, 1997
                                              --------------------------------------------
                                                                            Per share
                                                     Income       Shares      Amount
                                                     ------       ------    ---------

Net Income                                         $1,455,482
                                                   ==========
Basic earnings per share:
      Income available to common shareholders      $1,455,482    2,780,238   $   0.52
                                                                             ========
Dilutive effect of options to purchase common
      stock                                              --        109,494
                                                   ----------    ---------
Dilutive earnings per share:
         Income available to common shareholders   $1,455,482    2,889,732   $   0.50
                                                   ==========    =========   =========

In December, 1997 the Company adopted SFAS 128 and, as a result, the Company's reported earnings per share for the quarter and nine months ended September 30, 1997 were restated. The effect of this change on previously reported EPS data was as follows:

                                          Quarter Ended     Nine Months Ended
                                          September 30,       September 30,
                                               1997                1997
                                               ----                ----

Per share amounts
      Primary EPS as reported                  $0.16               $0.56
      Effect of FAS 128                         0.01                0.04
                                               -----               -----
      Basic EPS as restated                    $0.17               $0.60
                                               =====               =====

      Fully diluted EPS as reported            $0.16               $0.56
      Effect of FAS 128                          --                  --
                                               -----               -----
      Diluted EPS as restated                  $0.16               $0.56
                                               =====               =====

6.  SIGNIFICANT CUSTOMER

During the quarter ended September 30, 1998, two customers accounted for approximately 25% of net sales. No one customer accounted for more than 10% of net sales during the nine months ended September 30, 1998. Two customers accounted for approximately 24% of net sales during the quarter ended September 30, 1997 and one customer accounted for approximately 16% of net sales during the nine months ended September 30, 1997. International sales as a percent of net sales were 7% and 11% for the quarters ended September 30, 1998 and 1997, respectively. International sales as a percent of net sales were 16% and 28% for the nine months ended September 30, 1998 and 1997, respectively. Due to the fact that a significant portion of the Company's sales is derived from a relatively small number of customers, the loss of a customer, the failure to perform existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities.

7.   LONG-TERM DEBT

During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project is being financed under a loan agreement in connection with industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The Company closed on this financing arrangement on September 17, 1998. The principal balance outstanding at September 30, 1998 was $6,850,000. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at September 30, 1998 was 3.88%. The Company has established a bank letter of credit in the trustee's favor for the principal amount of $6,850,000 plus 98 days accrued interest on the bonds. The letter of credit is secured by the Company's accounts receivable, inventory, property plant and equipment and the bond proceeds not yet expended for construction. The portion of the borrowings not yet expended for construction was $6,461,015 as of September 30, 1998 and was classified as restricted cash and short term investments on the Company's balance sheet. The Company may redeem the bonds prior to maturity at an amount equal to the outstanding principal plus any accrued interest. The bonds mature on September 1, 2013 at which time all amounts become due and payable.

On September 17, 1998, the Company entered into an interest rate swap agreement with a bank under which the Company converted the variable interest rate on the bonds to a rate that is largely fixed. Under the swap agreement, the Company has agreed to pay the bank a fixed interest rate of 4.41% over the life of the bonds and, in return, receive interest payments from the bank in an amount equal to 76% of the 30-day commercial paper rate. Since the current weekly tax-exempt rate (3.88% at September 30, 1998) is lower than 76% of the commercial paper rate (3.98% at September 30, 1998), the Company's effective rate is lower than the fixed rate of 4.41%. If the weekly tax-exempt rate should increase above 76% of the commercial paper rate in the future, the Company's effective interest rate would increase above the 4.41% fixed rate.

8.   COMMITMENTS AND CONTINGENCIES

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

        The Company has completed two separate business acquisitions since its December 31, 1997 fiscal year end. On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. (AMK) for a cash purchase price of approximately $940,000. Assets acquired consisted primarily of machinery and equipment, land and the building that houses AMK's operations. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services and generated sales of approximately $1.2 million in its most recent fiscal year that ended on July 31, 1997. On March 18, 1998, the Company completed the acquisition of certain assets of Spin Forge, LLC (Spin Forge) for a purchase price of approximately $3,826,000 that was paid with a combination of approximately $2,616,000 in cash, assumption of approximately $760,000 in liabilities and 50,000 shares of DMC Common Stock valued at $449,800. The Company's management believes Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. Principal assets acquired included machinery and equipment and inventories. The Company will lease land and buildings from Spin Forge, LLC and holds an option to purchase such property for approximately $2.9 million, subject to certain adjustments, exercisable under certain conditions through January 2002. The option may be extended beyond this date under specified conditions provided that the option price must be adjusted upwards in the event that the fair market value of the property at the time of exercise is higher than $2.9 million. Spin Forge generated sales revenues of approximately $6.5 million for the year ended December 31, 1997.

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

        The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. For the past year, the Company has pursued a two-prong approach to the Year 2000 issue.

        The first prong has and continues to involve an internal evaluation of the Company's computer systems. The Company has completed a risk assessment to identify Year 2000 priorities by analyzing and determining whether the Year 2000 related risks were low, medium or high and whether the business impact would be marginal, manageable, critical or fatal for each system and device that may be affected by the Year 2000 issue. Based on this risk assessment, the Company determined that its first priority would be evaluating its MRP software. The Company found this software to be Year 2000 compliant as certified by the vendor and through internal testing. The Company continued this procedure for each of the areas identified during its risk assessment as follows. The Company's hardware was tested by advancing dates and checking for power-off date changes and power-on date changes as well as software and hardware operation at the advanced dates. Based upon those tests the Company believes its hardware to be Year 2000 compliant. The Company's network operating system will be Year 2000 compliant with the installation of a forthcoming patch from the vendor. The patch is expected to be released in the fourth quarter of 1998. The Company expects that its desktop applications will be Year 2000 compliant by mid 1999 with the announced patches that are forthcoming from various vendors. Finally, the Company has determined through testing that its various computer controlled manufacturing equipment is either Year 2000 compliant or will not have any adverse effects on manufacturing processes in the Year 2000.

        The second prong of the Company's approach, which the Company emphasized in the second and third quarter of 1998, is an integrated process of working with suppliers and customers to ensure that the flow of goods, services or payments will not be interrupted because of Year 2000 issues. To achieve this, the Company has been working to implement mechanical or manual workarounds even if Year 2000 problems arise. In many cases, such workarounds are already in place. Additionally, the Company is requesting that its suppliers and customers include language in their material subcontractor and consulting agreements that request these third parties to be "internally" Year 2000 capable.

        However, there can be no assurance that the failure of the Company's suppliers and customers to be Year 2000 compliant would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company may be adversely affected by disruptions in the operations of other companies with which the Company does business, from general widespread problems or an economic crisis resulting from noncompliant Year 2000 systems.

        The Company has not incurred any material historical Year 2000 costs to date. Management does not have an estimate of future Year 2000 project costs that may be incurred but expects such costs to be minimal since all Year 2000 compliance work is expected to be performed by Company employees. Management expects, but makes no assurance that, future Year 2000 project costs will not have a material adverse effect on its financial condition and results of operations.

        The Company has not formulated contingency plans in the event that systems are not Year 2000 compliant. While management does not believe there to be significant Year 2000 risks for the Company, manual workarounds will be developed as part of the Company's Year 2000 compliance program. There can be no assurance that the Company's systems will be Year 2000 compliant in time.

         QUARTER ENDED SEPTEMBER 30, 1998 COMPARED TO SEPTEMBER 30, 1997

        The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:


                                           Percentage of Net Sales
                                           -----------------------
                      Three Months Ended September 30    Six Months Ended September 30,
                      -------------------------------    ------------------------------
                               1998     1997                     1998     1997
                               ----     ----                     ----     ----
Net Sales                      100.0%   100.0%                   100.0%   100.0%
Cost of Products Sold           78.1%    77.7%                    78.7%    77.8%
                               -----    -----                    -----    -----
Gross Margin                    21.9%    22.3%                    21.3%    22.2%

General & Administrative        11.1%     7.2%                     7.9%     6.5%
Selling Expenses                 4.0%     6.3%                     4.5%     6.1%
Start up Costs                   0.9%     0.0%                     0.4%     0.0%
R & D                            0.0%     0.1%                     0.1%     0.1%
Income from Operations           5.9%     8.7%                     8.4%     9.5%
Interest Expense                 0.8%     0.2%                     0.7%     0.4%
Income Tax Provision             2.1%     2.8%                     3.0%     3.0%
Net Income                       3.2%     5.9%                     4.8%     6.3%


NET SALES. Net sales for the quarter ended September 30, 1998 increased 24.0% to $9,675,750 from $7,803,059 in the third quarter of 1997. Sales for the third quarter of 1998 included approximately $2,615,000 from the newly acquired Spin Forge and AMK businesses, with these sales accounting for the entire 1998 sales increase. For the nine months ended September 30, 1998, net sales increased 20.0% to $30,543,872 from $25,462,599 in the comparable period of 1997. Spin Forge and AMK sales of approximately $5,775,000 for the nine months ended September 30, 1998 accounted for the entire sales increase.

GROSS PROFIT. As a result of the Company's increase in net sales, gross profit for the quarter ended September 30, 1998 increased by 21.6% to $ 2,121,437 from $1,743,951 in the third quarter of 1997. The gross profit margin for the quarter ended September 30, 1998 was 21.9%, representing a 2% decline from the gross profit margin of 22.3% for the third quarter of 1997. For the nine months ended September 30, 1998, gross profit increased 15.0% to $6,501,419 from $5,653,148 in the comparable period of 1997. The gross profit margin for the nine months ended September 30, 1998 was 21.3%, representing a 4% decline from the gross profit margin of 22.2% for the first nine months of 1997. The decreased gross margin rate for both the three and nine month periods is principally due to proportionately lower sales of explosively formed products. A customer that accounts for a major portion of the Company's sales of explosively-formed products has significantly reduced its 1998 order levels for explosively-formed parts and has informed the Company that it likely will no longer order such parts from the Company. For both the three and nine month periods, the resulting reduced sales and gross profits from the Company's explosion forming business has been replaced by sales and gross profits generated by the recently acquired AMK Welding and Spin Forge operations.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended September 30, 1998 increased 91.6% to $1,070,726 from $558,785 in the third quarter of 1997. For the nine months ended September 30, 1998, general and administrative expenses increased 45.2% to $2,401,618 from $1,654,089 in the comparable period of 1997. These increases are primarily attributable to $262,524 in non-recurring expenses relating to the departure of the Company's former president and chief executive officer in the third quarter of 1998, and general and administrative expenses associated with the operations of AMK Welding and Spin Forge which were acquired on January 5, 1998 and March 18, 1998, respectively. Excluding the impact of non-recurring expenses, general and administrative expenses are expected to remain at the higher 1998 levels to support the acquired AMK and Spin Forge operations and other strategic business initiatives. After adjustment for non-recurring expenses related to the departure of the Company's former CEO, general and administrative expenses as a percentage of net sales increased from 7.2% in the third quarter of 1997 to 8.4% for the quarter ended September 30, 1998 and increased from 6.5% to 7.0% for the comparable nine month periods.

SELLING EXPENSE. Selling expenses decreased by 21.6% to $387,550 for the quarter ended September 30, 1998 from $494,449 in the second quarter of 1997. For the six months ended September 30, 1998, selling expenses decreased 10.5% to $1,387,822 from $1,551,100 in the comparable period of 1997. These decreases reflect lower expense levels in a number of categories, including compensation and benefits, advertising and promotion, reserves for bad debts and travel and entertainment expenses. Selling expenses as a percentage of net sales decreased from 6.3% in the third quarter of 1997 to 4.0% for the quarter ended September 30, 1998, and from 6.1% for the nine months ended September 30, 1997 to 4.5% for the comparable period of 1998. These decreases reflect decreased spending levels combined with the higher sales volume achieved in 1998.

START-UP COSTS. For the quarter and nine months ended September 30, 1998, the Company began to separately report the start-up costs associated with the construction of the new facility in Pennsylvania for the manufacture of clad metal plates. Start-up costs for the three and nine month periods of 1998 totaled $86,036 and $114,437, respectively, and include salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this project. The Company will continue to incur and separately report start-up costs in 1998 and 1999 until the new facility commences operations during the last half of 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $2,369 for the quarter ended September 30, 1998 from $10,495 in the third quarter of 1997. For the nine months ended September 30, 1998, research and development expenses increased to $28,963 from $27,624 in the comparable period of 1997. The Company is currently utilizing its engineering resources to support current manufacturing activities, including plant design and equipment acquisition activities associated with a new manufacturing facility that is under construction in Pennsylvania, and does not expect to significantly increase spending on research and development projects in the near future.

INCOME FROM OPERATIONS. Income from operations decreased by 15.5% to $574,756 for the quarter ended September 30, 1998 from $680,222 in the second quarter of 1997. This decrease is a direct result of non-recurring expenses in the amount of $262,524 relating to the departure of the Company's former president and chief executive officer and $86,036 in start-up costs discussed above. For the nine months ended September 30, 1998, income from operations increased 6.1% to $2,568,579 from

$2,420,335 in the comparable period of 1997. This increase is a direct result of the 20.0% increase in net sales and is less than expected due to the offsetting effect of the aforementioned non-recurring expenses and start-up costs. Income from operations as a percentage of net sales decreased to 5.9% for the three months ended September 30, 1998 from 8.7% in the comparable 1997 period and decreased to 8.4% for the nine months ended September 30, 1998 from 9.5% for the nine months ended September 30, 1997.

INTEREST EXPENSE. Interest expense increased to $75,166 for the quarter ended September 30, 1998 from $15,135 in the third quarter of 1997. For the nine months ended September 30, 1998, interest expense increased to $198,811 from $105,419 in the comparable period of 1997. These increases are due to borrowings under the Company's revolving line of credit with KeyBank of Colorado that were required to finance the AMK Welding and Spin Forge acquisitions.

INCOME TAX PROVISION. The Company's income tax provision decreased by 8.4% to $199,000 for the quarter ended September 30, 1998 from $217,143 in the third quarter of 1997. The income tax provision for the nine months ended September 30, 1998 increased 23.3% to $931,000 from $755,000 for the comparable period of 1997. For the quarter and nine months ended September 30, 1998, the effective tax rate was 39.1% and 39.0%, respectively, as compared to 31.9% and 32.0% for the respective comparable 1997 periods. The Company expects its effective tax rate to increase slightly in 1998 to 39.0% due to anticipated increases in state income taxes as a result of the AMK Welding and Spin Forge acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In connection with the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility with KeyBank National Association (KeyBank) in July of 1996. The credit facility had a seven-year term and was secured by substantially all of the Company's assets, including its accounts receivable, inventory and equipment. The maximum amount available under the line of credit was subject to borrowing base restrictions which were a function of defined balances in accounts receivable, inventory, real property and equipment.

        In connection with the Company's acquisition of Spin Forge on March 18, 1998 and resulting increase in the Company's asset base, the Company amended its revolving credit facility with KeyBank. Amendments included an increase in the total facility from $7.5 million to $10 million and separating $5 million of the total facility into a reducing revolving credit facility to be used principally for acquisition financing. The reducing revolving credit facility is secured by certain of the Company's assets, including those of the acquired AMK and Spin Forge businesses, and is not subject to borrowing base restrictions. Availability under this facility will be reduced at the rate of $1 million per year over its five-year term. The remaining $5 million of the revolving credit facility will continue under the same terms and conditions as described above for the original $7.5 million facility. The interest rate applicable to borrowings under both the revolving credit facility and reducing revolving credit facility is, at the Company's option, either the LIBOR Rate plus 1% to 1.5%, depending on certain conditions, or the Federal Funds Rate plus 2%. The Company's total borrowings under the KeyBank reducing revolving credit facility and revolving credit facility were $2,785,000 and zero, respectively, as of September 30, 1998 and 1997.

        In March 1998, the Company's Board of Directors approved the Company's proposal to build a new manufacturing facility in Pennsylvania at a cost of approximately $6.8 million. The project is being financed with proceeds from $6,850,000 in industrial development revenue bonds issued by Fayette County Industrial Development Authority (IDA). The Company closed its loan agreement with Fayette County IDA on September 17, 1998 and has established a bank letter of credit in favor of the bond trustee for the principal amount of the bonds plus 98 days of accrued interest. In connection with the letter of credit, the reducing revolving credit facility with KeyBank was reduced from $5 million to $4 million. The letter of credit is secured by the Company's accounts receivable, inventory, property, plant and equipment, and bond proceeds not yet expended for construction of the facility and purchase of related equipment. Construction of the new facility began during the third quarter of 1998 and should be completed during the first half of 1999. The new facility should become fully operational during the second half of 1999.

        During the nine months ended September 30, 1998, the Company generated $2,016,721 in cash flows from operating activities as compared to generating $3,688,888 during the first nine months of 1997. The principal sources of cash flow from operations in the nine months ended September 30, 1998 were net income of $1,455,482, depreciation and amortization charges of $777,406, and a decrease in inventories of $1,603,903. These sources of operating cash flow were partially offset by a $1,136,911 increase in accounts receivable and a $878,804 decrease in accounts payable and accrued expenses. The large increase in accounts receivable relates to the build-up of Spin Forge accounts receivable subsequent to the March 18, 1998 acquisition of Spin Forge (outstanding accounts receivable on this date were not included among the assets purchased) and strong September sales in the Company's bonding business. The current ratio was 3.0 as of September 30, 1998 as compared to 2.8 at December 31, 1997. Investing activities in the nine months ended September 30, 1998 used $11,562,307 of cash, including $3,521,564 to fund the purchase of the Spin Forge and AMK assets, $901,071 to fund capital expenditures, and $6,461,015 to temporarily invest proceeds from the industrial development revenue bond issue. Financing activities for the nine months ended September 30, 1998 provided $9,491,777 of net cash. These cash flows included line of credit borrowings in the amount of $2,785,000 to finance the purchase of Spin Forge and AMK and $6,850,000 from the issuance of industrial development revenue bonds that will be used to finance construction of the Company's new manufacturing facility in Pennsylvania and the purchase of related equipment.

        The Company believes that its cash flow from operations, funds expected to be available under its amended credit facility, and proceeds from the industrial development revenue bond financing for the new Pennsylvania manufacturing facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations, including those of the recently acquired AMK and Spin Forge businesses, for the foreseeable future. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet its future cash requirements. The Company's expenditures for the Pennsylvania manufacturing facility could exceed its estimates due to construction delays, the delay in the receipt of any required government approvals and permits, labor shortages or other factors. In addition, the Company plans to grow both internally and through the acquisition of complementary businesses. Increased expenditures for the Pennsylvania manufacturing facility and/or a significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

10       Material Contracts

EXHIBIT NUMBER               DESCRIPTION OF EXHIBIT

10.1 Loan Agreement dated as of September 1, 1998 by and between Fayette County Industrial Development and the Company.

10.2 Reimbursement Agreement dated as of September 1, 1998 by and between the Company and KeyBank National Association.

10.3 Master Agreement dated as of September 15, 1998 by and between KeyBank National Association and the Company.

10.4 Separation Agreement dated as of September 1, 1998 by and between Paul Lange and the Company.

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

A report on Form 8-K was filed on September 9, 1998 reporting the resignation of Paul Lange as president and chief executive officer of the Company, and the appointment of Joseph P. Allwein as the acting president and chief executive officer of the Company. Both events were effective as of September 2, 1998.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            DYNAMIC MATERIALS CORPORATION

                                                (Registrant)






Date:   NOVEMBER 13, 1998                /s/ Richard A. Santa
                                       -----------------------------------
                                       Richard A. Santa, Vice President of
                                       Finance and Chief Financial Officer
                                       (Duly Authorized Officer and
                                       Principal Financial and Accounting
                                       Officer)