Form 10-K
period 1998-12-31
DYNAMIC MATERIALS CORP
filed 1999-04-01
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 COMMISSION FILE NUMBER 0-8328
(   ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

       For the transition period from __________ to ____________________.

                            ------------------------


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

                                 (303) 665-5700
              (Registrant's telephone number, including area code)

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

           Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

           The issuer's revenues for its most recent fiscal year were:
$38,212,051.

           The aggregate market value of the voting stock held by non-affiliates of the issuer was $6,091,141 as of March 22, 1999.*

           The number of shares of Common Stock outstanding was 2,834,641 as of March 22, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

           The information required by Part III (Items 10, 11, 12 AND 13) is incorporated by reference to portions of the issuer's definitive proxy statement for the 1999 Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the fiscal year ended December 31, 1998.

--------------------
* Excludes 1,124,847 shares of Common Stock held by directors and officers and stockholders whose beneficial ownership exceeds five percent of the shares outstanding at March 22, 1999. Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of the management or policies of the issuer, or that such person is controlled by or under common control with the issuer.

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

           Explosive Metalworking. Clad metal products are used in manufacturing processes or environments which involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, the Company fabricates clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, the Company has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry. The Company believes that its clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes metal forming and shock synthesis of synthetic diamonds.

           Aerospace Manufacturing. Formed metal products are made from sheet metal and forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances. Metal forming is accomplished through traditional forming technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Assembly and fabrication services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include torque box webs for jet engine nacelles, tactical and ballistic missile motor cases and titanium pressure tanks.

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

           In January 1998, the Company completed its acquisition of AMK Welding
(AMK) a supplier of commercial aircraft and aerospace-related automatic and manual gas tungsten and arc welding services. The Company completed its acquisition of Spin Forge, LLC (Spin Forge), one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for commercial aerospace and defense industries, in March 1998. In December 1998, the Company completed its acquisition of Precision Machined Products, Inc.

(PMP), a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries.

           Dynamic Materials Corporation, formerly Explosive Fabricators, Inc., was incorporated in Colorado in 1971 and was reincorporated in Delaware in 1997.

           INVESTMENT CONSIDERATIONS

           Except for the historical information contained herein, this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that the risks detailed below, among others, in some cases have affected, and in others could cause the Company's results to differ materially from those expressed in any forward-looking statements made by the Company and could otherwise affect, the Company's business, results of operations and financial condition. Certain of these factors are further discussed below and should be considered in evaluating the Company's forward-looking statements and any investment in the Company's common stock.

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

           Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. In the year ended December 31, 1998, the Company's cladding business accounted for approximately 72% of its net sales. The explosion bonded clad metal products industry in which the Company currently operates is mature with limited potential for substantial growth in existing markets. The Company estimates that it currently serves approximately 35% of the market for its explosion bonded clad metal products. Demand for clad metal products has declined in recent years. There can be no assurance that the demand for clad metal products will improve in the future, and such result could have a material adverse effect on the Company's business, financial condition and results of operations.

           Increasing Importance of Aerospace Manufacturing. Although the Company's aerospace manufacturing business accounted for approximately 22% of its net sales in the fiscal year ended December 31, 1998, this percentage will likely increase in the future as the result of the full integration of recent acquisitions (discussed below) and additional acquisitions. The aerospace manufacturing industry is largely reliant on defense industry demand and positive economic conditions in general. Fluctuations or downturns in either could have a materially adverse impact on the Company. The Company currently estimates that it services a very small percentage of the aerospace industry. While the Company believes that it will be able to increase its market share through the businesses it currently owns and additional acquisitions, there can be no assurances that such a strategy or any other strategy will prove successful, and such failure could have a material adverse effect on the Company's business, financial condition and results of operations.

           Integration of Recently Acquired Operations; Risks Associated with Future Acquisitions. In the third quarter of fiscal 1996, the Company completed the acquisition of the Detaclad division of DuPont located in Dunbar, Pennsylvania. In the first quarter of 1998, the Company completed the acquisitions of AMK, located in

South Windsor, Connecticut and Spin Forge, located in El Segundo, California. In the fourth quarter of 1998, the Company completed its acquisition of PMP, located in Fort Collins, Colorado. The Company expects to pursue additional acquisitions of complementary technologies, product lines or businesses in the future, however, there can be no assurances regarding the Company's ability to locate suitable acquisition candidates and negotiate acceptable acquisition terms. In connection with the acquisitions of Detaclad, AMK, Spin Forge and PMP, the Company has maintained operations at each of the Company's existing facilities. The integration of any future acquisitions will require special attention from management that may temporarily distract its attention from the day-to-day business of the Company. Any future acquisitions will also require integration of the companies' product offerings and coordination of sales and marketing activities. Furthermore, as a result of acquisitions, the Company may enter markets in which it has little or no direct prior experience. There can be no assurance that the Company will be able to effectively manage geographically dispersed operations. There can also be no assurance that the Company will be able to retain key personnel of an acquired company or recruit new management personnel for the acquired businesses, or that the Company will, or may in the future, realize any benefits as a result of such acquisitions. Future acquisitions by the Company may also result in potentially dilutive issuances of equity securities, the incurrence of debt, one-time acquisition charges and amortization expenses related to goodwill and intangible assets, each of which could adversely affect the Company's financial condition and results of operations. In addition, in connection with the acquisitions of Detaclad, AMK, Spin Forge and PMP, the Company has expanded and enhanced its financial and management controls, reporting systems and procedures as it integrates these companies' operations and may need to do so again with respect to future acquisitions. There can be no assurance that the Company will be able to do so effectively, and failure to do so when necessary would have a material adverse effect upon the Company's business, financial condition and results of operations. See "Acquisitions" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

           Competition. Competition in the explosion metal working business, including both metal cladding and metal forming, and the aerospace business is, and is expected to remain, intense. The competitors in both industries include major domestic and international companies. Companies in the explosion metal working business use alternative technologies, as well as certain of DMC's customers and suppliers who have some in-house metal working capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. Moreover, the aerospace industry is extremely fragmented. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

           The Company believes that its primary competitors for clad metal products are Nobelclad and Asahi Chemical and Regal Manufacturing in explosion bonded clad metal products, and in clad metal products fabricated using alternative technologies, Lukens Steel, Japan Steel Works, the Metallurgical Materials Division of Texas Instruments and Ametek in roll bonding, and Nooter Corporation, Struthers Industries, Inc., Joseph Oat Corporation and Taylor Forge in weld overlay. The Company believes that its primary competitors in the aerospace industry are Aircraft, Welding and Manufacturing Company, Inc., Lynn Wedling Company, Inc., Pressure Systems, Inc., Kaiser Electroprecision, Lucas Aerospace, and Alliant Techsystems. The Company competes against clad metal product manufacturers and aerospace manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

           The Company believes that its primary competitors for formed metal products are McStarlight Co., Globe Engineering Co., Inc., Klune Industries, Exotic Metals Forming Company and Spincraft. These companies use a variety of aerospace forming technologies, including bulge forming, deep draw forming, drop hammer forming, hydroforming, spinforming and other forming technologies. The Company competes against formed metal product manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

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

           Customer Concentration. A significant portion of the Company's net sales is derived from a relatively small number of customers. For the periods indicated, each of the following customers accounted for more than 10% of the Company's revenues: in 1996, Nooter Corporation (11%); in 1997, Australian Submarine Corporation Pty. Limited (13%); and none in 1998. Large customers also accounted for a significant portion of the Company's backlog at March 22, 1999. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, approximately 75% of the Company's revenues historically have been derived from customers in the chemical processing, power generation and petrochemical industries. An economic downturn in any of these industries could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's sales of formed metal products and industrial diamond services are derived from a relatively small number of customers. As the sales of formed metal products and industrial diamond services carry higher margins than sales of clad metal products, the loss of one or more of these customers, a change in their pricing or buying patterns could have a material effect on the Company's business, financial condition and results of operations.

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

           THE METAL WORKING BUSINESS

           The metal working business includes the use of explosives to perform metal cladding, metal forming, and shock synthesis. DMC believes that the characteristics of its high energy metal working processes will enable the development of new applications for products in a wide variety of industries.

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

     EXPLOSIVE METAL FORMING

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

           Explosive metal forming is performed by using explosions to generate high-energy shockwaves that are transmitted through water to force a metal blank into the contours of a die. Explosive metal forming can eliminate or reduce metal welding operations by creating a single part in place of an assembly of multiple components. Using its Dynaform(TM) technology the Company can manufacture large and thicker metal components than other conventional forming technologies, including metal with difficult contours and virtually unlimited shapes. The primary advantages of products manufactured using the Dynaform(TM) process include the manufacture of large metal parts, lower assembly and inspection costs, improved reliability, reduced overall weight, and increased strength.

     AEROSPACE MANUFACTURING

           The Company currently manufactures formed metal parts for the commercial aircraft, aerospace and power generation industries. Formed metal products are made from sheet metal or forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances according to a customers specifications. Metal forming is accomplished through both the use of explosives and traditional metal forming technologies.

           In particular, DMC forms metals by other traditional forming technologies such as spinning, machining, rolling, and hydraulic expansion. These technologies were acquired in the recent purchase of Spin Forge and PMP. The equipment utilized in the spinning process at Spin Forge is believed to be the largest of its kind in North America, and is capable of producing thin wall, close tolerance parts. Formed metal products include tactical and ballistic missile cases, high strength, light weight pressurant tanks utilizing specialty aerospace alloys and high precision, high quality and complex part. The industries served include commercial aircraft, space launch, stationary power generation, satellite, medical and nuclear and missile defense.

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

           Welding. The Company's capabilities for providing welding services and assemblies resides primarily in the recent acquisitions of AMK Welding and Spin Forge. Both AMK and Spin Forge provide welding and assembly services to the commercial aircraft, aerospace, power generation and defense industries. Welding services are provided on a project-by-project basis based on specifications set forth in customer's purchase orders. Upon receipt of an order for welded assemblies the Company performs welding services using customer specific welding procedures.

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

           Add New Product Lines or Businesses. The Company seeks to add new product lines through the internal development of new cladding and forming products and the acquisition of businesses that broaden or complement its existing product lines. For example, during 1996 the Company completed its first strategic acquisition when it acquired Detaclad. During 1996, the Company also completed production of a new product - titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead. The Company is currently focusing on expanding its metal forming business through internal sales and marketing efforts and has adopted a strategy of acquiring complementary metal forming businesses. In 1998, the Company completed the acquisition of three complementary businesses, AMK, Spin Forge and PMP. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. Spin Forge is one of the countries leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. PMP is a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries. The Company's future expansion plans depend on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to achieve its planned expansion through acquisitions.

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

           ACQUISITIONS

           The Company is seeking to expand its revenue base by increasing its product offerings through the acquisition of businesses that broaden or complement the Company's existing product lines. In July 1996 the Company completed its first strategic acquisition when it acquired the assets of Detaclad. Detaclad manufactures and distributes explosion-bonded clad metal plates and provides explosive shock synthesis services to DuPont in connection with DuPont's production of industrial diamonds. Through the Detaclad acquisition, the Company acquired expertise in cladding thin metals and heat exchanger components primarily for the chemical processing, power generation and petrochemical industries. In 1998, the Company completed the acquisition of three complementary businesses, AMK, Spin Forge and PMP. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. Spin Forge is one of the countries leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. PMP is a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries. The Company evaluates acquisition candidates on an ongoing basis and expects to pursue additional acquisitions of complementary technologies, product lines or businesses in the future, however, there can be no assurances regarding the Company's ability to locate suitable acquisition candidates and negotiate acceptable acquisition terms.

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

           COMPETITION

           Competition. Competition in the explosion metal working business, including both metal cladding and metal forming, and the aerospace business is, and is expected to remain, intense. The competitors in both industries include major domestic and international companies. Companies in the explosion metal working business use alternative technologies, as well as certain of DMC's customers and suppliers who have some in-house metal working capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. Moreover, the aerospace industry is extremely fragmented. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

           The Company believes that its primary competitors for clad metal products are Nobelclad and Asahi Chemical in explosion bonded clad metal products, and in clad metal products fabricated using alternative technologies, Lukens Steel, Japan Steelworks and Ametek in roll bonding, and Nooter Corp., Struthers Industries, Inc., Joseph Oat Corp., and Taylor Forge in welding overlay. The Company believes that its primary competitors in the aerospace industry are Aircraft, Welding and Manufacturing Company, Inc., Lynn Wedling Company, Inc., Pressure Systems, Inc., Kaiser Electroprecision, Lucas Aerospace, and Alliant Techsystems. The Company competes against clad metal product manufacturers and aerospace manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

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

           At any given time, certain customers may account for significant portions of the Company's business. A significant portion of the Company's net sales is derived from a relatively small number of customers. For the periods indicated, each of the following customers accounted for more than 10% of the Company's revenues: in 1996, Nooter Corporation (11%); in 1997, Australian Submarine Corporation Pty. Limited (13%); and none in 1998. Large customers also accounted for a significant portion of the Company's backlog at March 22, 1999. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations.

           The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results, therefore, depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

           BACKLOG

           The Company's backlog was approximately $15.8 million at December 31, 1998 compared with approximately $12.7 million and $12.2 million at December 31, 1997 and 1996, respectively. Backlog consists of firm purchase orders and commitments which are expected to be filled within the next 12 months. The Company expects most of the backlog at December 31, 1998 to be filled during 1998, however, since orders may be rescheduled or canceled and a significant portion of the Company's net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

           EMPLOYEES

           The Company employs approximately 240 employees as of March 22, 1999, the majority of whom are engaged in manufacturing operations. The Company believes that its relations with its employees are good.

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

ITEM 2.        PROPERTIES

           The Company's principal manufacturing site, which is owned by the Company, is located in Louisville, Colorado. The Company leases additional manufacturing facilities in Louisville, Colorado and Dunbar, Pennsylvania. The lease for the Colorado property will expire in 1999 and the lease for the Pennsylvania facility will expire in 2005. The Company also leases office space in Lafayette, Colorado and property located in Deer Trail, Colorado that is used as an explosion site. The Company acquired the land and buildings housing the operations of AMK, in South Windsor, Connecticut. The Company leases the land and building occupied by it's Spin Forge operations in El Segundo, California. The lease expires in January 2002, and the Company holds an option to purchase the land and building housing the Spin Forge operations through January 2002, extendable under certain conditions. The Company also leases the land and building occupied by its newly acquired PMP operations in Fort Collins, Colorado. The Company holds an option to purchase the land and building housing the PMP operations through December 2000, after which time the Company holds a first right of offer to purchase the land and building through December 2008. The Company believes that its current facilities are adequate for its existing operations and they are in good condition. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.

ITEM 3.        LEGAL PROCEEDINGS

           The Company had been named as a defendant in a lawsuit filed in France by a French company with which the Company had preliminary acquisition discussions during 1997. Subsequent to December 31, 1998, the Company reached a settlement with the plaintiff that effectively dropped all claims by each party and provided no damages to either party related to the lawsuit. Each party was deemed to be responsible for only its own legal costs. The Company is not a party to any other legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's business, operation results and financial condition.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

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

               1996                     HIGH                LOW

               First Quarter            $ 4 1/4             $ 2 5/8
               Second Quarter           $ 5 7/8             $ 3 3/4
               Third Quarter            $ 7 1/8             $ 4 3/4
               Fourth Quarter           $10 1/2             $ 6 3/4

               1997

               First Quarter            $19 1/4             $ 9 1/8
               Second Quarter           $12 1/8             $ 7 5/8
               Third Quarter            $12 3/4             $ 9 7/16
               Fourth Quarter           $12 3/8             $ 7 1/2

               1998

               First Quarter            $10 1/2             $ 7 7/8
               Second Quarter           $ 9 5/8             $ 7 7/8
               Third Quarter            $ 9                 $ 5 1/4
               Fourth Quarter           $ 6                 $ 3 9/16



           As of March 22, 1999 there were approximately 314 holders of record of the Common Stock.

           The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.        SELECTED FINANCIAL DATA

           The selected financial data set forth below has been derived from the financial statements of the Company.

                                                                    Year Ended December 31,
                                                  -------------------------------------------------------------------------
                                                       1998            1997          1996          1995           1994
                                                  -------------------------------------------------------------------------
STATEMENT OF INCOME
Net sales                                           $38,212,051    $32,119,585    $29,165,289   $19,521,133    $15,327,488
Cost of products sold                                30,343,637     24,459,168     23,187,155    15,281,973     11,167,327
                                                    -----------    -----------    -----------   -----------    -----------
     Gross profit                                     7,868,414      7,660,417      5,978,134     4,239,160      4,160,161
Costs and expenses                                    5,332,458      4,370,091      3,302,602     3,133,640      3,089,313
                                                    -----------    -----------    -----------   -----------    -----------
Income from operations                                2,535,956      3,290,326      2,675,532     1,105,520      1,070,848
Other income (expense)                                 (263,200)       (61,413)       (92,878)      (43,181)         4,875
                                                    -----------    -----------    -----------   -----------    -----------
     Income before income tax provision               2,272,756      3,228,913      2,582,654     1,062,339      1,075,723
Income tax provision                                   (887,000)    (1,221,000)      (959,000)     (391,145)      (293,785)
                                                    -----------    -----------    -----------   -----------    -----------
Net income                                          $ 1,385,756    $ 2,007,913    $ 1,623,654   $   671,194    $   781,938
                                                    ===========    ===========    ===========   ===========    ===========
Net income per share:
     Basic                                                $0.50          $0.75          $0.64         $0.27          $0.31
     Diluted                                              $0.49          $0.70          $0.59         $0.26          $0.31
Weighted average number of shares outstanding:
     Basic                                            2,770,139      2,681,943      2,522,305     2,496,487      2,491,626
     Diluted                                          2,852,547      2,875,703      2,741,868     2,547,797      2,554,125

FINANCIAL POSITION
Current assets                                      $11,145,995    $ 9,809,503    $11,653,968   $ 7,813,704    $ 6,082,472
Total assets                                         33,201,578     14,405,809     16,485,240    10,040,668      8,373,579
Current liabilities                                   6,069,050      3,455,700      4,111,784     3,350,039      2,084,029
Non-current liabilities                              14,503,617         90,632      4,147,696       184,460        464,950
Stockholders' equity                                 12,628,911     10,859,477      8,225,760     6,506,169      5,824,600


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           GENERAL

           Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in explosive metalworking and, through its new aerospace group, is involved in a variety of metal forming, machining, welding and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding", metal forming and shock synthesis of synthetic diamonds. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies and performs metal forming using its proprietary Dynaform(TM) technology. Historically, the Company has generated approximately 85% to 90% of its revenues from its metal cladding business and approximately 10% to 15% of its revenues from its metal forming and shock synthesis businesses. The Company expects revenues from its explosive metalworking businesses, as a proportion of total Company revenues, to decline as a result of the recent AMK Welding, Spin Forge and Precision Machined Products acquisitions. The Company's new aerospace group was formed from these three acquisitions and accounted for 22% of the Company's 1998 revenues, a percentage that should increase significantly in 1999.

           Explosive Metalworking. Clad metal products are used in manufacturing processes or environments that involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, the Company fabricates clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, the Company has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry. The Company believes that its clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes metal forming and shock synthesis of synthetic diamonds.

           Aerospace Manufacturing. Formed metal products are made from sheet metal and forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances. Metal forming is accomplished through the use of traditional forming technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Fabrication and assembly services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include tactical and ballistic missile motor cases, titanium pressure tanks for launch vehicles, and complex, high precision component parts for satellites.

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

           The Company completed three separate business acquisitions during 1998. On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. ("AMK") for a cash purchase price of approximately $940,000. Assets acquired consisted primarily of machinery and equipment, land and the building that houses AMK's operations. AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services.

            On March 18, 1998, the Company completed the acquisition of certain assets of Spin Forge, LLC ("Spin Forge") for a purchase price of approximately $3,826,000 that was paid with a combination of approximately $2,616,000 in cash, assumption of approximately $760,000 in liabilities and 50,000 shares of DMC Common Stock valued at $449,800. The Company's management believes Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. Principal assets acquired included machinery and equipment and inventories. The Company leases land and buildings from Spin Forge, LLC and holds an option to purchase such property for approximately $2.9 million, subject to certain adjustments, exercisable under certain conditions through January 2002. The option may be extended beyond this date under specified conditions provided that the option price must be adjusted upwards in the event that the fair market value of the property at the time of exercise is higher than $2.9 million.

           On December 1, 1998, the Company acquired substantially all of the assets of Precision Machined Products, Inc. ("PMP") for a purchase price of approximately $7,073,000 that was paid with a combination of $6,800,000 in cash payments to the seller and the delivery of 40,000 shares of the Company's stock valued at approximately $216,000. PMP is a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries. The Company is leasing the land and building used in the operation of PMP and holds an exclusive option to purchase such land and building at fair market value exercisable through December 2000. Subsequent to the expiration of the option term, the Company has an exclusive right of first offer to purchase the land and building at fair market value. This right of first offer is exercisable through December 2008.

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

           YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

NET SALES. Net sales for 1998 increased 19.0% to $38,212,051 from $32,119,585 in 1997. The Company's new aerospace group, which was formed in 1998 as a result of the acquisitions of AMK, Spin Forge and PMP, contributed $8,484,778 to 1998 sales and thus accounted for the entire sales increase. Sales by the Company's explosion metalworking group, which includes explosion bonding of clad metal, explosively formed metal products and shock synthesis of synthetic diamonds, decreased 7.5% from $32,119,585 in 1997 to $29,727,273 in 1998. This decrease reflects a decrease in sales of explosively formed products to $2,097,425 in 1998 from $3,832,209 in 1997 due to a significant reduction in orders from a customer that accounts for a majority of such sales. As a result of this customer no longer ordering explosively formed parts from the Company, the Company expects sales of explosively formed products to be less than $300,000 in 1999.

GROSS PROFIT. As a result of the Company's increase in net sales, gross profit for 1998 increased by 2.7% to $7,868,414 from $7,660,417 in 1997. The Company's gross profit margin for 1998 was 20.6%, a 13.4% decline from the gross profit margin of 23.8% in 1997. Gross profit margin for the Company's explosion metalworking group decreased from 23.8% in 1997 to 18.1% in 1998, while the 1998 gross profit margin for the new aerospace group was 29.2%. The large decrease in the gross profit margin for the explosion metalworking group is principally due to proportionately lower sales of explosively formed products that carry significantly higher margins than sales of clad metal plates. As discussed above, a large explosion forming customer no longer orders product from the Company and 1999 sales of explosively formed products are expected to be less than $300,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $924,638, or 39.5%, to $3,262,993 in 1998 from $2,338,355 in 1997. The largest portion of this increase relates to $553,618 of new general and administrative expenses associated with the operations of AMK, Spin Forge and PMP which were acquired on January 5, 1998, March 18, 1998 and December 1, 1998, respectively. Expenses in 1998 also include $262,524 of non-recurring expenses relating to the departure of the Company's former president and chief executive officer in the third quarter of 1998. General and administrative expenses are expected to increase in 1999 to support a full year of operations for the three aerospace group acquisitions and other strategic business initiatives. After adjustment for non-recurring expenses related to the departure of the Company's former CEO, general and administrative expenses, as a percentage of net sales, increased from 7.3% in 1997 to 7.9% in 1998.

SELLING EXPENSE. Selling expenses decreased by 5.7% to $1,850,973 in 1998 from $1,963,707 in 1997. This decrease reflects lower expense levels in a number of categories, including compensation and benefits, advertising and promotion, and consulting. Decreases in these categories were partially offset by an increase in the provision for bad debts. Selling expenses as a percentage of net sales decreased from 6.1% in 1997 to 4.8% in 1998.

START-UP COSTS. In the third quarter of 1998, the Company began to separately report the start-up costs associated with the construction of a new facility in Pennsylvania for the manufacture of clad metal plates. Start-up costs for 1998 totaled $189,529 and include salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this project. The Company will continue to incur and separately report start-up costs in 1999 until the new facility commences operations during the last half of 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to $28,963 in 1998 from $68,029 in 1997. The Company is currently utilizing its engineering resources to support current manufacturing activities, including plant design and equipment acquisition activities associated with a new manufacturing facility that is under construction in Pennsylvania, and does not expect to significantly increase spending on research and development projects in the near future.

INCOME FROM OPERATIONS. Income from operations decreased by 22.9% to $2,535,956 in 1998 from $3,290,326 in 1997. This decrease is a direct result of decreased sales and gross profits from the Company's explosion metalworking group, non-recurring expenses in the amount of $262,524 relating to the departure of the Company's former president and chief executive officer, and $189,529 in start-up costs discussed above. Income from operations in 1998 for the Company's explosion metalworking group and aerospace group was $1,252,618 and $1,283,338, respectively, versus 1997 income from operations of $3,290,326 that was generated entirely by the explosion metalworking group.

INTEREST EXPENSE. Net interest expense increased more than threefold to $272,121 in 1998 from $78,590 in 1997. This increase is due to borrowings under the Company's revolving line of credit with KeyBank of Colorado that were required to finance the AMK, Spin Forge and PMP acquisitions. Interest expense is expected to increase in 1999 as a result of revolving credit loans used to finance the PMP acquisition being outstanding for the full year and the initial recording of interest expense on the industrial development revenue bond financing for the new Pennsylvania manufacturing facility. Interest on the industrial development revenue bonds is being capitalized during the construction period and will not be expensed until the new facility becomes operational during the second half of 1999.

INCOME TAX PROVISION. The Company's income tax provision decreased by 27.4% to $887,000 in 1998 from $1,221,000 in 1997, and follows the decrease in income from operations and income before income taxes. The effective tax rate was 39.0% in 1998 and 37.8% in 1997.

NET INCOME. Net income decreased by 31.0% to $1,385,756 in 1998 from $2,007,913 in 1997 and, as a percentage of net sales, was 3.6% in 1998 compared to 6.3% in 1997. This decrease was primarily attributable to decreased gross profit from the Company's explosion metalworking group and increased general and administrative expenses.


           YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES. Net sales for 1997 increased by 10.1% to $32,119,585 from $29,165,289 in 1996. This increase was attributable to a $2.1 million increase in sales of the Company's formed metal products and a $979,000 increase in sales of industrial diamond services (a direct result of the Company's July 1996 acquisition of Detaclad). Sales of clad metal products remained flat from 1996 to 1997.

GROSS PROFIT. As a result of the Company's increase in net sales and an improvement in the gross margin rate, gross profit for 1997 increased by 28.1% to $7,660,417 from $5,978,134 in 1996. The 1997 gross profit margin rate of 23.8% represented a 16.1% increase from the 1996 gross profit margin rate of 20.5%. This increase in the gross margin rate is attributable to proportionately higher 1997 sales of formed metal products and industrial diamond services, both of which carry significantly higher margins than sales of clad metal plates.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for 1997 increased 28.5% to $2,338,355 from $1,818,366 in 1996. This increase reflects higher spending levels in a number of categories, including compensation and benefits, legal fees including certain litigation matters and fees associated with the Company's re-incorporation in Delaware, and amortization of goodwill and intangibles. General and administrative expenses are expected to remain at these higher 1997 levels to support current operations, business acquisition activities and other strategic business initiatives. As a percentage of net sales, general and administrative expenses increased from 6.2% in 1996 to 7.3% in 1997.

SELLING EXPENSE. Selling expense increased by 35.3% to $1,963,707 in 1997 from $1,451,036 in 1996. This increase reflects higher spending levels in a number of categories, including compensation and benefits, advertising and promotion, and travel and entertainment expenses. These increased spending levels are primarily attributable to staffing increases associated with the July 1996 Detaclad acquisition, general business growth, and expansion of the Company's domestic and international marketing activities. Selling expense, as a percentage of net sales, increased from 5.0% in 1996 to 6.1% in 1997.

RESEARCH AND DEVELOPMENT. Research and development expenses increased to $68,029 in 1997 from $33,200 in 1996. This increase reflects increased contract labor and travel expenses associated with current year new product and process development programs.

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

INTEREST EXPENSE. Net interest expense decreased 23.1% to $78,590 in 1997 from $102,185 in 1996. This decrease reflects the pay-down during the first half of 1997 of borrowings under the Company's revolving line of credit facility with KeyBank of Colorado that were required during the last half of 1996 and first few months of 1997. These borrowings were required to finance a portion of the Detaclad acquisition and working capital requirements associated with two large orders that accounted for a significant portion of accounts receivable and inventory balances during the fourth quarter of 1996 and first quarter of 1997.

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


LIQUIDITY AND CAPITAL RESOURCES


           Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In connection with the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility ("Original Line") with KeyBank National Association ("KeyBank") in July of 1996. The Original Line was to expire on July 19, 1999, at which time all or part of the outstanding balance could have been converted to a term loan which would mature on July 19, 2003. The maximum amount available under the line of credit was subject to borrowing base restrictions that were a function of defined balances in accounts receivable, inventory, real property and equipment.

            On November 30, 1998, the Company and its bank entered into an amended and restated credit facility and security agreement which was further amended on December 31, 1998. The amended credit facility allows for maximum borrowings of $14,000,000 under the following three separate lines of credit: an "acquisition line" of $5,700,000, an "accommodation line" of $2,300,000 and a "working capital line" of $6,000,000 (subject to borrowing base restrictions). Beginning on September 30, 1999, and on the last day of each calendar quarter thereafter, the maximum borrowings available under the acquisition line become permanently reduced by $259,091, with ultimate maturity on December 31, 2004. Beginning on September 30, 1999, and on the last day of each calendar quarter thereafter, the maximum borrowings available under the accommodation line become permanently reduced by $230,000, with ultimate maturity on December 31, 2001. The working capital line expires on November 30, 2000. At the Company's option, the borrowings under the acquisition line and working capital line may be in the form of loans bearing an interest rate of 1 to 2% above the LIBOR rate, depending on certain financial ratios, or loans bearing an interest rate of 2% above the Federal Funds rate. Loans under the accommodation line bear interest of 1/4% above the bank's Prime rate. The lines of credit are secured by the Company's accounts receivable, inventory and property, plant and equipment. Outstanding borrowings at December 31, 1998 on the acquisition line, accommodation line and working capital line totaled $5,700,000, $2,300,000 and $600,000, respectively.


           In March 1998, the Company's Board of Directors approved the Company's proposal to build a new manufacturing facility in Pennsylvania at a cost of approximately $6.8 million. The project is being financed with proceeds from $6,850,000 in industrial development revenue bonds issued by Fayette County Industrial Development Authority ("IDA"). The Company closed its loan agreement with Fayette County IDA on September 17, 1998 and has established a bank letter of credit in favor of the bond trustee for the principal amount of the bonds plus 98 days of accrued interest. The letter of credit is secured by the Company's accounts receivable, inventory, property, plant and equipment, and bond proceeds not yet expended for construction of the facility and purchase of related equipment. Construction of the new facility began during the third quarter of 1998, and the new facility should become fully operational during the second half of 1999.


           During 1998, the Company generated $3,591,851 in cash flows from operating activities as compared to $3,972,310 in the prior year. The principal sources of cash flow from operations in 1998 were net income of $1,385,756, depreciation and amortization charges of $1,107,651, a decrease in accounts receivable of $578,209, and increases in accrued expenses and bank overdraft of $602,883 and $805,304, respectively. These sources of operating cash flow were partially offset by a $204,938 increase in income tax receivable and a $786,769 decrease in accounts payable. The current ratio was 1.8 at December 31, 1998 as compared to 2.8 at December 31, 1997. Investing activities in 1998 used $18,960,624 of cash, including $10,425,579 to fund the purchase of the PMP, Spin Forge and AMK assets, $2,814,815 to fund capital expenditures, and $5,048,981 to temporarily invest proceeds from the industrial development revenue bond issue. Capital expenditures included $1,853,723 on the new Pennsylvania manufacturing facility. Financing activities provided $15,314,964 of net cash in 1998. These financing cash flows included line of credit borrowings in the amount of $8,600,000 to finance the purchase of Spin Forge, AMK and PMP, and $6,850,000 from the issuance of industrial development revenue bonds that are being used to finance construction of the Company's new manufacturing facility in Pennsylvania and the purchase of related equipment.

           The Company believes that its cash flow from operations, funds expected to be available under its amended credit facility and proceeds from the industrial development revenue bond financing for the new Pennsylvania manufacturing facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations, including those of the recently acquired AMK, Spin Forge and PMP businesses, for the foreseeable future. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet its future cash requirements. The Company's expenditures for the Pennsylvania manufacturing facility could exceed its estimates due to construction delays, the delay in the receipt of any required government approvals and permits, labor shortages or other factors. In addition, the Company plans to grow both internally and through the acquisition of complementary businesses. Increased expenditures for the Pennsylvania manufacturing facility and/or a significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

           YEAR 2000 COMPLIANCE

           The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. For the past year, the Company has pursued a two-prong approach to the Year 2000 issue.

           The first prong has and continues to involve an internal evaluation of the Company's computer systems. The Company has completed a risk assessment to identify Year 2000 priorities by analyzing and determining whether the Year 2000 related risks were low, medium or high and whether the business impact would be marginal, manageable, critical or fatal for each system and device that may be affected by the Year 2000 issue. Based on this risk assessment, the Company determined that its first priority would be evaluating its MRP software. The Company found this software to be Year 2000 compliant as certified by the vendor and through internal testing. The Company continued this procedure for each of the areas identified during its risk assessment as follows. The Company's hardware was tested by advancing dates and checking for power-off date changes and power-on date changes as well as software and hardware operation at the advanced dates. Based upon those tests the Company believes its hardware to be Year 2000 compliant. The Company's network operating system became Year 2000 compliant with the installation of a from the vendor in January 1999. The Company expects that its desktop applications will be Year 2000 compliant by mid 1999 with the announced patches that are forthcoming from various vendors. Finally, the Company has determined through testing that its various computer controlled manufacturing equipment is either Year 2000 compliant or will not have any adverse effects on manufacturing processes in the Year 2000.

           The second prong of the Company's approach, which the Company began to emphasize in the second and third quarter of 1998 and expects to complete by mid 1999, is an integrated process of working with suppliers and customers to ensure that the flow of goods, services or payments will not be interrupted because of Year 2000 issues. To achieve this, the Company has been working to implement mechanical or manual workarounds even if Year 2000 problems arise. In many cases, such workarounds are already in place. Additionally, the Company is requesting that its suppliers and customers include language in their material subcontractor and consulting agreements that request these third parties to be "internally" Year 2000 capable.

           However, there can be no assurance that the failure of the Company's suppliers and customers to be Year 2000 compliant would not have a material adverse effect on the Company's business, financial condition or results of operations. In addition, the Company may be adversely affected by disruptions in the operations of other companies with which the Company does business, from general widespread problems or an economic crisis resulting from non-compliant Year 2000 systems.

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

           FORWARD-LOOKING STATEMENTS

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

ITEM 7.A   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

           The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, primarily debt obligations. Since most of the Company's obligations carry variable interest rates, there is no material difference between the book value and the fair value of those obligations.

                                                    As of December 31,
                                                           1998
                                                  ----------------------

Fixed rate                                            $     5,742
     Interest rate                                          8.37%

Line of credit - variable rate                        $ 8,600,000
     Weighted average interest rate                         7.36%

Industrial development revenue
     Bonds - variable rate                            $ 6,850,000
     Interest rate                                          3.10%

           The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.

                                                                          As of December 31, 1998
                                         -------------------------------------------------------------------------------------
                                                                                                    2003 and
                                            1999          2000           2001           2002        thereafter        Total
                                         -------------------------------------------------------------------------------------

Fixed Rate                               $    5,742    $     -        $     -        $     -        $     -        $    5,742
     Interest rate                             8.37%         -              -              -              -              8.37%

Line of credit                           $  978,182    $2,556,364     $1,956,364     $1,036,364     $2,072,726     $8,600,000
     Weighted average interest rate            7.36%         7.36%          7.36%          7.36%          7.36%          7.36%

Industrial development
     revenue bonds -                     $  165,000    $  680,000     $  725,000     $  795,000     $4,485,000     $6,850,000
     Interest rate                             3.10%         3.10%          3.10%          3.10%          3.10%          3.10%


           During the year ended December 31, 1998, the Company entered into two interest rate swap agreements to manage interest rate risk on its variable rate debt. The swap agreements, which convert a portion of the Company's variable rate acquisition line of credit borrowings and all of its industrial development revenue bond borrowings to interest rates that are largely fixed, were entered into based on Management's assessment of the interest rate market. Interest differentials paid or received under these swap agreements are recognized over the life of the contracts as adjustments to the effective yield of the associated debt, and related amounts payable to, or received from, the counterparties are included in the Company's balance sheet.

           The swap agreement associated with the Company's acquisition line of credit converts $4,000,000 of the $5,700,000 outstanding at December 31, 1998 to a rate that is largely fixed. The agreement expires on December 31, 2004. As of December 31, 1998, the effective rate under this swap agreement was 7.27%. As this swap agreement was entered into on December 1, 1998, the resultant additional interest expense which was incurred during the year ended December 31, 1998 was insignificant.

           The swap agreement associated with the Company's industrial development revenue bonds, which expires on September 1, 2013, converts the $6,850,000 obligation to an interest rate that is largely fixed. As of December 31, 1998, the effective rate under this swap agreement was 3.73% and the additional interest incurred during the year ended December 31, 1998 as a result of the swap agreement was approximately $9,600.

ITEM 8.        FINANCIAL STATEMENTS



                          DYNAMIC MATERIALS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                        AS OF DECEMBER 31, 1998 AND 1997
                                                                   PAGE
Report of Independent Public Accountants.........................   22
Financial Statements:
      Balance Sheets.............................................   23
      Statements of Operations...................................   25
      Statements of Stockholders' Equity.........................   26
      Statements of Cash Flows...................................   28
      Notes to Financial Statements..............................   29

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Dynamic Materials Corporation:


We have audited the accompanying balance sheets of DYNAMIC MATERIALS CORPORATION (a Delaware corporation) as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1998, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Materials Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years ended December 31, 1998, 1997 and 1996, in conformity with generally accepted accounting principles.




Arthur Andersen, LLP



Denver, Colorado,
February 5, 1999.

                                                                    Page 1 of 2
                          DYNAMIC MATERIALS CORPORATION


                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997


                               ASSETS                             1998                  1997
                               ------                        -------------         -------------

CURRENT ASSETS:
  Cash and cash equivalents                                   $      -              $    53,809
  Accounts receivable, net of allowance for doubtful
      accounts of $225,000 and $150,000, respectively           4,832,658             4,936,350
  Inventories (Note 3)                                          5,373,829             4,029,559
  Prepaid expenses and other                                      214,776                73,517
  Income tax receivable (Note 6)                                  499,932               294,994
  Deferred tax assets (Note 6)                                    224,800               200,000
  Receivable from related party (Note 8)                          -                     221,274
                                                               ----------            ----------
            Total current assets                               11,145,995             9,809,503
                                                               ----------            ----------
PROPERTY, PLANT AND EQUIPMENT (Note 3)                         12,729,209             5,831,687
  Less- Accumulated depreciation                               (3,931,495)           (2,988,807)
                                                               ----------            ----------
            Property, plant and equipment-net                   8,797,714             2,842,880
                                                               ----------            ----------

CONSTRUCTION IN PROCESS (Note 3)                                1,853,723                  -

RESTRICTED CASH AND INVESTMENTS (Note 4)                        5,048,981                  -

RECEIVABLE FROM RELATED PARTY (Note 8)                            280,000                  -

INTANGIBLE ASSETS, net of accumulated amortization
  of $459,759 and $307,451 respectively (Note 3)                5,607,861             1,230,464

OTHER ASSETS, net (Note 3)                                        467,304               522,962
                                                               ----------            ----------
                                                              $33,201,578           $14,405,809
                                                               ==========            ==========


               The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                          DYNAMIC MATERIALS CORPORATION


                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 1998 AND 1997



              LIABILITIES AND STOCKHOLDERS' EQUITY               1998                  1997
              ------------------------------------           -------------         -------------

CURRENT LIABILITIES:
  Bank overdraft                                              $   805,304                  -
  Accounts payable                                              2,348,090             2,328,867
  Accrued expenses                                              1,734,282             1,012,908
  Current maturities on long-term debt (Note 4)                 1,148,924                84,037
  Current portion of capital lease obligation (Note 7)             32,450                29,888
                                                               ----------            ----------
            Total current liabilities                           6,069,050             3,455,700

LONG-TERM DEBT (Note 4)                                        14,306,818                 6,083

CAPITAL LEASE OBLIGATION (Note 7)                                  38,299                70,749
DEFERRED TAX LIABILITIES (Note 6)                                 158,500                13,800
                                                               ----------            ----------
            Total liabilities                                  20,572,667             3,546,332
                                                               ----------            ----------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 5):
  Convertible preferred stock, $.05 par value;
      4,000,000 shares authorized; no issued and
      outstanding shares                                             -                     -
  Common stock, $.05 par value; 15,000,000 shares
      authorized; 2,798,391 and 2,718,708 shares
      issued and outstanding, respectively                        139,920               135,936
  Additional paid-in capital                                    7,022,450             6,587,911
  Deferred compensation                                           (54,845)                 -
  Retained earnings                                             5,521,386             4,135,630
                                                               ----------            ----------
                                                               12,628,911            10,859,477
                                                               ----------            ----------
                                                              $33,201,578           $14,405,809
                                                               ==========            ==========


               The accompanying notes to financial statements are
                   an integral part of these balance sheets.

                          DYNAMIC MATERIALS CORPORATION


                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                     1998            1997           1996
                                                  -----------     -----------    -----------

NET SALES (Note 9)                                $38,212,051     $32,119,585    $29,165,289

COST OF PRODUCTS SOLD                              30,343,637      24,459,168     23,187,155
                                                   ----------      ----------     ----------
           Gross profit                             7,868,414       7,660,417      5,978,134
                                                   ----------      ----------     ----------
COSTS AND EXPENSES:
    General and administrative expenses             3,262,993       2,338,355      1,818,366
    Selling expenses                                1,850,973       1,963,707      1,451,036
    New facility start up costs                       189,529            -              -
    Research and development costs                     28,963          68,029         33,200
                                                   ----------      ----------     ----------
           Total costs and expenses                 5,332,458       4,370,091      3,302,602
                                                   ----------      ----------     ----------
INCOME FROM OPERATIONS                              2,535,956       3,290,326      2,675,532

OTHER INCOME (EXPENSE):
    Other income                                        8,921          17,177          9,307
    Interest expense                                 (283,706)       (117,372)      (173,715)
    Interest income                                    11,585          38,782         71,530
                                                   ----------      ----------     ----------
           Income before income tax provision       2,272,756       3,228,913      2,582,654

INCOME TAX PROVISION (Note 6)                        (887,000)     (1,221,000)      (959,000)
                                                   ----------      ----------     ----------
NET INCOME                                        $ 1,385,756     $ 2,007,913    $ 1,623,654
                                                   ----------      ----------     ----------

NET INCOME PER SHARE (Note 3)
        Basic                                     $      0.50     $      0.75    $     0.64
                                                   ==========      ==========     ==========
        Diluted                                   $      0.49     $      0.70    $     0.59
                                                   ==========      ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING (Note 3)
        Basic                                       2,770,139       2,681,943      2,522,305
                                                    =========       =========      =========
        Diluted                                     2,852,547       2,875,703      2,741,868
                                                    =========       =========      =========


               The accompanying notes to financial statements are
                   an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996




                                                  Common Stock          Additional
                                           ------------------------       Paid-In         Deferred        Retained
                                             Shares         Amount        Capital       Compensation      Earnings
                                           -----------  -----------    ------------    --------------  --------------


BALANCES, December 31, 1995                 2,500,923    $  125,047     $ 5,877,059     $      -        $   504,063
   Common stock issued for stock
     option exercises                          38,400         1,920          94,017            -               -
   Net income -                                  -             -               -               -          1,623,654
                                            ---------     ---------      ----------      ----------      ----------
BALANCES, December 31, 1996                 2,539,323       126,967       5,971,076            -          2,127,717
   Common stock issued for stock
     option exercises                         179,385         8,969         313,754            -               -
   Tax benefit related to non-
     statutory options                           -             -            268,381            -               -
   Compensation expense related
     to the accelerated vesting of
     certain options                             -             -             34,700            -               -

   Net income -                                  -             -               -               -          2,007,913
                                            ---------     ---------      ----------      ----------      ----------
BALANCES, December 31, 1997                 2,718,708    $  135,936     $ 6,587,911     $      -        $ 4,135,630


               The accompanying notes to financial statements are
                   an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                  Common Stock          Additional
                                           ------------------------       Paid-In         Deferred        Retained
                                             Shares         Amount        Capital       Compensation      Earnings
                                           -----------  -----------    ------------    --------------  --------------


BALANCES, December 31, 1997                 2,718,708    $ 135,936      $ 6,587,911     $     -         $ 4,135,630
   Common stock issued for stock
      option exercises                         57,115        2,856          139,865           -                -
   Common stock issued in
      connection with the
      Employee Stock Purchase
      Plan (Note 5)                            23,068        1,153          111,271           -                -
   Tax benefit related to non-
      statutory options (Note 2)                 -            -              20,021           -                -
   Shares issued in connection
      with the purchase of
      Spin Forge                               50,000        2,500          447,300           -                -
   Restricted stock grant related
      to the purchase of
      Spin Forge                                7,500          375           67,125        (67,500)            -
   Shares issued in connection
      with the purchase of
      PMP (Note 2)                             40,000        2,000          213,680           -                -
   Amortization of deferred
      compensation                               -            -                -            12,655             -
   Shares repurchased from
      related party                           (73,168)      (3,658)        (421,627)          -                -
   Shares received from related
      party in partial satisfaction of
      related party receivable (Note 8)       (24,832)      (1,242)        (143,096)          -                -
   Net income -                                  -            -                -              -           1,385,756
                                            ---------     --------       ----------      ---------       ----------
BALANCES, December 31, 1998                 2,798,391    $ 139,920      $ 7,022,450     $  (54,845)     $ 5,521,386
                                            =========     ========       ==========      =========       ==========


               The accompanying notes to financial statements are
                   an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION



                            STATEMENTS OF CASH FLOWS


              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                1998           1997          1996
                                                           -------------   ------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ 1,385,756     $2,007,913    $ 1,623,654
  Adjustments to reconcile net income
    to net cash from operating activities-
      Depreciation                                              942,688        561,937        442,517
      Amortization                                              152,308        119,107         70,399
      Amortization of deferred compensation                      12,655           -              -
      Provision (benefit) for deferred income taxes             119,900         74,550        (58,950)
      Compensation expense related to the accelerated
        vesting of certain options                                 -            34,700           -
      Change in (excluding acquisitions)-
        Accounts receivable, net                                578,209      1,240,239       (478,708)
        Inventories                                              18,090        799,269       (499,408)
        Prepaid expenses and other                              (34,235)        77,434        (48,545)
        Income tax receivable                                  (204,938)      (294,994)          -
        Bank overdraft                                          805,304       (743,471)       743,471
        Accounts payable                                       (786,769)        73,677         38,268
        Accrued expenses                                        602,883         21,949        497,714
                                                             ----------      ---------     ----------
        Net cash flows from operating activities              3,591,851      3,972,310      2,330,412
                                                             ----------      ---------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment and earnings on bond proceeds                   (6,550,707)          -              -
  Reimbursement of bond proceeds from trustee                 1,501,726           -              -
  Cash paid in connection with the construction
    of the new facility                                      (1,853,723)          -              -
  Purchase of Detaclad assets (Note 2)                             -              -        (5,274,809)
  Purchase of AMK assets (Note 2)                              (939,968)          -              -
  Purchase of Spin Forge assets (Note 2)                     (2,615,691)          -              -
  Purchase of PMP assets (Note 2)                            (6,869,920)          -              -
  Acquisition of property, plant and equipment                 (961,092)      (410,007)      (221,759)
  Loan to related party                                        (280,000)      (221,274)          -
  Investment in patent                                             -           (12,091)          -
  Change in other noncurrent assets                              34,036        (23,980)      (227,108)
                                                             ----------      ---------     ----------
        Net cash flows from investing activities            (18,535,339)      (667,352)   (5,723,676)
                                                             ----------      ---------     ----------


               The accompanying notes to financial statements are
                   an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION


                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                1998           1997          1996
                                                           -------------   ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Industrial development revenue bond proceeds              $  6,850,000    $      -      $      -
  Bond issue costs paid                                         (195,720)          -             -
  Borrowings/(payments) on line of credit, net                 8,600,000     (3,930,000)    3,330,000
  Payments on long-term debt                                     (84,378)       (94,373)      (86,880)
  Payments on capital lease obligation                           (29,888)       (27,530)      (23,322)
  Payment of deferred financing costs                           (100,216)          -         (200,394)
  Cash paid in connection with the shares repurchased
    from related party                                          (425,285)          -             -
  Net proceeds from issuance of common stock                     255,145        322,723        95,937
  Tax benefit related to non-statutory options                    20,021        268,381          -
                                                             -----------     ----------    ----------
          Net cash flows from financing activities            14,889,679     (3,460,799)    3,115,341
                                                             -----------     ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                        (53,809)      (155,841)     (277,923)

CASH AND CASH EQUIVALENTS, beginning of the period                53,809        209,650       487,573
                                                             -----------     ----------    ----------
CASH AND CASH EQUIVALENTS, end of the period                $       -       $    53,809   $   209,650
                                                             ===========     ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for-
      Interest, net of amounts capitalized                  $    138,677    $   140,240   $    121,175
                                                             ===========     ==========    ===========
      Income taxes                                          $    952,017    $ 1,407,700   $    826,000
                                                             ===========     ==========    ===========

NONCASH INVESTING ACTIVITIES:

     During 1996, the Company entered into a capital lease agreement acquiring equipment in the amount of $151,489. During 1998, $144,338 of the shares acquired from a related party were in satisfaction of a receivable from that party (Note 8).

     Acquisitions (Note 2):

                                                                1998             1997           1996

        Accounts receivable                                $    474,517        $   -          $1,218,682
        Inventories                                           1,362,360            -           1,746,294
        Prepaids and other                                       31,500            -                -
        Property, plant and equipment                         5,617,460            -             975,500
        Intangible assets                                     4,529,705            -           1,381,374
        Liabilities assumed                                    (924,483)           -             (47,041)
        Common stock issued                                    (665,480)           -                -
                                                            -----------         --------       ---------
        Net cash paid                                      $ 10,425,579        $   -          $5,274,809
                                                                                ========       =========

               The accompanying notes to financial statements are
                   an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1998, 1997 AND 1996



(1)     ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (the "Company") was incorporated in the state of Colorado in 1971, and reincorporated in the state of Delaware during 1997, to provide products and services requiring explosive metalworking. The Company is based in the United States and has customers throughout North America, Western Europe, Australia and the Far East. The Company currently operates under two business groups - explosion metalworking, in which metals are metallurgically joined, shaped or altered by using explosives, and aerospace, in which parts are machined, formed or welded primarily for the commercial aircraft and aerospace industries.

(2)     ACQUISITIONS

        DETACLAD BUSINESS OF E.I. DUPONT DE NEMOURS AND COMPANY

On July 22, 1996, the Company acquired certain assets of the Detaclad Business ("Detaclad") of E.I. DuPont de Nemours and Company ("DuPont"). Detaclad designs, manufactures and distributes explosion bonded clad metal plates and also provides explosive shock syntheses services to DuPont in connection with DuPont's production of industrial diamonds. The total purchase price of approximately $5,322,000 included approximately $5,024,000 in cash payments to DuPont, approximately $251,000 in acquisition related expenses and the assumption of accrued liabilities in the amount of approximately $47,000. Assets acquired consisted principally of trade accounts receivable, inventories, machinery and equipment, leasehold improvements and trade names used in the business, as well as subleases of Detaclad manufacturing and office facilities. The acquisition was financed with Company cash and borrowings under a revolving credit facility.

The acquisition was accounted for using the purchase method of accounting. The purchase price was allocated to the assets acquired based on their approximate fair values at the purchase date. The results of operations of Detaclad since the July 22, 1996 purchase date are included in the Company's financial statements.

The following unaudited pro forma results of operations of the Company for the year ended December 31, 1996 assume that the acquisition of Detaclad had occurred on January 1, 1996. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                                          Year Ended
                                                      December 31, 1996
                                                     -------------------

                Revenues                                 $35,090,000
                Net income                               $ 1,703,000
                Net income per share - basic                  $.68
                Net income per share - diluted                $.62


In addition, concurrent with the acquisition of Detaclad, the Company entered into a Tolling/Services Agreement with DuPont whereby the Company is to provide services and materials to DuPont for use in the production of industrial diamonds. The agreement may be terminated by either party, without cause, beginning January 1999, with nine months written notice.

        AMK WELDING, INC.

On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. ("AMK"). AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. The total purchase price of approximately $940,000 included a cash payment made to the seller of $900,000 and transaction costs paid of approximately $40,000. Assets acquired consisted primarily of machinery and equipment, land and the building that houses AMK's operations.

        SPIN FORGE, LLC

On March 18, 1998, the Company acquired certain assets of Spin Forge, LLC ("Spin Forge") for a purchase price of approximately $3,826,000 that was paid with a combination of approximately $2,616,000 in cash (which includes approximately $146,000 in transaction related costs), assumption of approximately $760,000 in liabilities and 50,000 shares of the Company's stock valued at $449,800. Spin Forge manufactures tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. Principal assets acquired included machinery and equipment and inventories. The Company leases the land and buildings from Spin Forge, LLC and holds an option to purchase such property for approximately $2.9 million, subject to certain adjustments, exercisable under certain conditions through January 2002. The option may be extended beyond this date under specified conditions provided that the option price must be adjusted upwards in the event that the fair market value of the property at the time of exercise is higher than $2.9 million.

        PRECISION MACHINED PRODUCTS, INC.

On December 1, 1998, the Company acquired substantially all of the assets of Precision Machined Products, Inc. ("PMP") for a purchase price of approximately $7,073,000 (including approximately $57,000 in transaction related costs) which was paid with a combination of $6,800,000 in cash payments to the seller and the delivery of 40,000 shares of the Company's stock valued at approximately $216,000. PMP is a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries. The company is leasing the land and building used in the operation of PMP and holds an option to purchase such land and building at fair market value exercisable through December 2000. Subsequent to the expiration of the option term, the Company has a right of first offer to purchase the land and building at fair market value. This right of first offer is exercisable through December 2008.

The following unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 assumes that the acquisitions of AMK, Spin Forge and PMP had occurred on January 1, 1997. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                            For the years ended December 31,
                                           ----------------------------------
                                               1998                  1997
                                           -------------        --------------
Revenues                                    $43,580,636          $43,832,655
Net income                                  $ 2,036,607          $ 2,533,711
Net income per share - basic                     $.71                 $.91
Net income per share - diluted                   $.69                 $.85


(3)     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements included in inventory are material, labor, subcontract costs and factory overhead.

Inventories consist of the following at December 31, 1998 and 1997:

                                              1998                 1997
                                          ------------         ------------
                Raw materials              $1,534,800           $  984,788
                Work in process             3,614,485            2,865,164
                Supplies                      224,544              179,607
                                            ---------            ---------
                                           $5,373,829           $4,029,559
                                            =========            =========

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


Property, plant and equipment consists of the following at December 31, 1998 and 1997:

                                                           1998           1997
                                                       -----------    ----------

         Land                                          $   387,308       145,708
         Building and improvements                       3,022,967     2,024,809
         Manufacturing equipment and tooling             7,507,302     2,506,125
         Furniture, fixtures and computer equipment      1,556,158       926,470
         Other                                             255,474       228,575
                                                        ----------     ---------
                                                       $12,729,209    $5,831,687
                                                        ==========     =========


        CONSTRUCTION IN PROCESS

The construction in process balance of $1,853,723 represents costs incurred through December 31, 1998 related to the construction of the Company's new manufacturing facility and acquisition of related manufacturing equipment for the Company's explosion metalworking business. Construction began in September 1998 and is expected to be completed during the year ended December 31, 1999, at which time the assets placed in service will be depreciated consistent with other similar assets of the Company. The project is being financed using proceeds from the issuance of industrial development revenue bonds ("the Bonds") (see Note 4). The Company is capitalizing the interest expense related to the Bonds net of the interest earned on the investments purchased with the excess proceeds. During 1998, interest expense on the Bonds approximated interest income earned by the restricted investments.

        INTANGIBLE ASSETS

The Company holds numerous United States product and process patents related to the business of explosion metalworking and metallic products produced by various explosive processes. The Company's current patents expire between 1999 and 2010; however, expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

Patent costs are included in intangible assets in the accompanying balance sheets and include primarily legal and filing fees associated with the patent registration. These costs are amortized over the expected useful life of the issued patent, up to 17 years.

As a result of the Detaclad acquisition discussed in Note 2, $1,081,375 of excess cost over assets acquired was recorded. These costs are being amortized over a 25-year period using the straight-line method. The Company also acquired certain tradenames and entered into a non-compete agreement in connection with the Detaclad acquisition, which are included in intangible assets in the accompanying balance sheets. Such costs are being amortized over three and five years, respectively.

As a result of the AMK acquisition discussed in Note 2, the Company entered into two non-compete agreements which are included in intangible assets and are being amortized over five years.

As a result of the PMP acquisition discussed in Note 2, $4,329,705 of excess cost over assets acquired was recorded and is being amortized over a 25-year period using the straight-line method. In addition, the Company entered into a non-compete agreement related to the acquisition of PMP. The value attributable to the non-compete agreement is also included in intangible assets and is being amortized over 4 years.

        OTHER ASSETS

Included in other assets are deferred financing costs of $224,866 and $158,945, net of accumulated amortization of $75,743 and $41,449, for the years ended December 31, 1998 and 1997, respectively. The deferred financing costs were incurred in connection with obtaining the Company's lines of credit (see Note 4) and are being amortized over the applicable terms of the lines of credit. Also included in other assets at December 31, 1998 are bond issue costs of $195,720 associated with the industrial development revenue bonds used to finance the Company's new manufacturing facility (see Note 4). The Company is amortizing these costs over the life of the bonds. The December 31, 1997 balance in other assets also included in-process system implementation costs of $318,969. The costs were transferred to property, plant and equipment during 1998 upon completion of the system implementation project.

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

        NET INCOME PER SHARE

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" superseded APB Opinion No. 15 ("APB 15") and is effective for interim and annual periods after December 15, 1997. SFAS 128 replaced primary earnings per share ("EPS") with basic EPS and replaced fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The difference between basic and diluted weighted average number of shares outstanding is due to dilutive effects of stock options.

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

        FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and notes receivable are considered to approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The fair values of the interest swap agreements were estimated by assuming that the difference between the interest being received and the interest the Company is paying remains constant for the remaining term of the interest rate swaps. The amount resulting from the difference in the interest amounts were then discounted.

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                              December 31, 1998               December 31, 1997
                                          ------------------------------   ----------------------------
                                             Carrying          Fair           Carrying          Fair
                                              Amount          Value            Amount          Value
                                          -------------   --------------   -------------  -------------
Financial Assets-
  Cash and cash equivalents               $       -        $       -        $    53,809    $    53,809
  Accounts receivable                     $  4,832,658     $  4,832,658     $ 4,936,350    $ 4,936,350
  Receivable from related party           $    280,000     $    211,725     $   221,274    $   221,274
Financial Liabilities-
  Accounts payable and accrued
    expenses                              $  4,082,372     $  4,082,372     $ 3,341,775    $ 3,341,775
  Debt                                    $ 15,455,742     $ 15,455,742     $    90,120    $    90,120
Unrecognized financial instruments-
  Interest rate swap agreements           $       -        $   (192,688)    $      -       $      -

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

        INTEREST RATE SWAP AGREEMENTS

The differential to be paid or received is accrued as interest rates change and is recognized over the life of the agreements.

        RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

        NEW ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and related information" ("SFAS 131"), which requires that a public business enterprise report certain financial and descriptive information about its reportable segments. The Company adopted SFAS 131 for the year ended December 31, 1998. See Note 9 for required disclosures.

In addition, the FASB recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 1999. The Company is currently assessing the effect of this new standard.

The American Institute of Certified Public Accountants ("AICPA") recently issued Statement of Position 98-5, "Reporting on the cost of Start-Up Activities" ("SOP 98-5"), which is required to be adopted by affected companies for fiscal years beginning after December 15, 1998. SOP 98-5 defines start-up and organization costs, which must be expensed as incurred. In addition, all deferred start-up and organization costs existing as of January 1, 1999 must be written-off and accounted for as a cumulative effect of an accounting change. The Company elected to early adopt SOP 98-5 during 1998.

The AICPA also recently issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), which is required to be adopted by affected companies for financial statements for fiscal years beginning after December 15, 1998. SOP 98-1 provides guidance on accounting for the costs of computer software developed or obtained for internal use and identifies the characteristics of internal-use software. In general, SOP 98-1 requires that these costs are to be capitalized. These requirements are to be applied prospectively from the date of adoption. The Company believes SOP 98-1 will not materially impact its financial statements.

(4)     LONG-TERM DEBT

        LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1998 and 1997:

                                                                  1998                   1997
                                                             -------------          ------------

      Lines of credit                                         $ 8,600,000            $     -

      Industrial development revenue bonds                      6,850,000                  -

      Note payable to a financial institution payable
         in monthly installments of $3,104 including
         interest at 8.85% through June 30, 1998,
         secured by selected Company assets; paid in
         full during 1998                                            -                   13,203

      Note payable to a financial  institution  payable
         in monthly  installments of  $5,786  including
         interest  at  8.37%  through  January 31, 1999,
         secured by selected Company assets;
         paid in full subsequent to December 31, 1998               5,742                76,917
                                                               ----------             ---------
                                                               15,455,742                90,120

         Less-Current maturities                               (1,148,924)              (84,037)
                                                               ----------             ---------
                                                              $14,306,818            $    6,083
                                                               ==========             =========

        LINES OF CREDIT

During fiscal year 1996, the Company secured a $7,500,000 revolving line of credit ("Original Line") which had no outstanding balance as of December 31, 1997. The Original Line was to expire on July 19, 1999 at which point all or part of the outstanding balance could have been converted to a term loan which would mature on July 19, 2003. On November 30, 1998 the Company and its bank entered into an amended and restated credit facility and security agreement which was further amended on December 31, 1998. The amended credit facility allows for maximum borrowings of $14,000,000 under the following three separate lines of credit: An "acquisition line" of $5,700,000, an "accommodation line" of $2,300,000 and a "working capital line" of $6,000,000 (subject to borrowing base restrictions). The borrowings at December 31, 1998 on the acquisition line, accommodation line and working capital line totaled $5,700,000, $2,300,000 and $600,000, respectively. Of the $8,600,000 outstanding under these lines of credit at December 31, 1998, $978,182 represent current maturities. Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the acquisition line become permanently reduced by $259,091, with ultimate maturity on November 30, 2004. Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the accommodation line become permanently reduced by $230,000, with ultimate maturity on December 31, 2001. The working capital line expires on November 30, 2000. At the Company's option, the borrowings under the acquisition line and working capital line may be in the form of loans bearing an interest rate of 1 to 2% above the LIBOR rate, depending on certain financial ratios, or loans bearing an interest rate of 2% above the Federal Funds rate. Loans under the accommodation line bear interest of 1/4% above the bank's Prime rate. The weighted average interest rate on all line of credit borrowings at December 31, 1998 was 7.36%. The lines of credit are secured by the Company's accounts receivable, inventory and property, plant and equipment.

On December 1, 1998, the Company entered into an interest rate swap agreement with its bank under which the Company converted $4,000,000 of the acquisition line of credit loans to a rate that is largely fixed. The amount of the swap agreement decreases by $181,818 beginning on September 30, 1999 and at the end of each quarter thereafter, and ultimately matures on December 31, 2004. Under the swap agreement, the Company has agreed to pay the bank a fixed interest rate of 5.49% over the life of the swap agreement and, in return, receive interest payments from the bank in an amount equal to the then current LIBOR rate (5.28% at December 31, 1998). Since the interest payments received under the swap agreement and the interest paid on the acquisition line of credit are both based on the LIBOR rate, the interest rate on $4,000,000 of the $5,700,000 acquisition line of credit is largely fixed at 5.49% plus the then current premium over the LIBOR rate the Company is required to pay based upon certain financial ratios.

        INDUSTRIAL DEVELOPMENT REVENUE BONDS

During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project is being financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The Company closed on this financing arrangement on September 17, 1998. The principal balance outstanding at December 31, 1998 was $6,850,000, including a current portion of $165,000. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at December 31, 1998 was 3.10%. The Company has established a bank letter of credit in the trustee's favor for the principal amount of $6,850,000 plus 98 days accrued interest on the bonds. The letter of credit is secured by the Company's accounts receivable, inventory, property plant and equipment and the bond proceeds not yet expended for construction. The portion of the borrowings not yet expended for construction was $5,048,981 (which includes accrued interest of $89,692) as of December 31, 1998 and was classified as restricted cash and investments (non-current) in the accompanying balance sheet. The proceeds are held by a trustee until qualified expenditures are made and reimbursed to the Company. The Company may redeem the bonds prior to maturity at an amount equal to the outstanding principal plus any accrued interest. The bonds mature on September 1, 2013 at which time all amounts become due and payable.

On September 17, 1998, the Company entered into an interest rate swap agreement with its bank under which the Company converted the variable interest rate on the bonds to a rate that is largely fixed. Under the swap agreement, the Company has agreed to pay the bank a fixed interest rate of 4.41% over the life of the bonds and, in return, receive interest payments from the bank in an amount equal to 76% of the 30-day commercial paper rate. Since the current weekly tax-exempt rate (3.10% at December 31, 1998) is lower than 76% of the commercial paper rate (3.78% at December 31, 1998), the Company's effective rate is lower than the fixed rate of 4.41%. If the weekly tax-exempt rate should increase above 76% of the commercial paper rate in the future, the Company's effective interest rate would increase above the 4.41% fixed rate.

The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

Aggregate maturities for debt outstanding are as follows:

         1999                                             $ 1,148,924
         2000                                               3,236,364
         2001                                               2,681,364
         2002                                               1,831,364
         Thereafter                                         6,557,726
                                                           ----------
         Total debt                                       $15,455,742
                                                           ==========


(5)     COMMON STOCK OPTIONS AND BENEFIT PLAN

        STOCK OPTION PLANS

The Company maintains stock option plans that provide for grants of both incentive stock options and non-statutory stock options. During 1997, the 1992 Incentive Stock Option Plan and the 1994 Nonemployee Director Stock Option Plan were both amended and restated in the form of the 1997 Equity Incentive Plan, which was approved by the Company's stockholders in May of 1997. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates that range from five to ten years from the date of grant. Under the 1997 Equity Incentive Plan, there are 1,075,000 shares of common stock authorized to be granted, of which 331,125 remain available for future grants.

        STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS 123")

SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income and net income per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1998, 1997 and 1996, using an acceptable option pricing model and the following weighted average assumptions:

                                          1998          1997         1996
                                       -----------   -----------  -----------

         Risk-free interest rate         5.4%          6.5%         5.9%
         Expected lives                  4.0 years     4.0 years    4.0 years
         Expected volatility            68.0%         71.0%        54.4%
         Expected dividend yield           0%            0%           0%


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

The total fair value of options granted was computed to be approximately $2,211,800, $147,200 and $695,500 for the years ended December 31, 1998, 1997 and 1996, respectively. These amounts are amortized on a straight-line basis over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $520,200, $312,700 and $101,800 for 1998, 1997
and 1996, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and pro forma net income per common share would have been reported as follows:

                                                                       Year Ended December 31,
                                                              ---------------------------------------
                                                                 1998           1997          1996
                                                              ----------     ----------    ----------
       Net income:
           As reported                                        $1,385,756     $2,007,913    $1,623,654
           Pro forma                                          $  865,556     $1,738,013    $1,521,854

       Pro forma basic earnings per common share:
           As reported                                           $.50           $.75          $.64
           Pro forma                                             $.31           $.65          $.60

       Pro forma diluted earnings per common share:
           As reported                                           $.49           $.70          $.59
           Pro forma                                             $.31           $.62          $.57


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

A summary of stock option activity for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                             Weighted Average
                                                                 Exercise
                                                  Options         Price

       Outstanding at December 31, 1995           400,000         $2.13
       Granted                                    190,500         $7.64
       Canceled                                   (44,600)        $2.57
       Exercised                                  (38,400)        $2.50
                                                  -------
       Outstanding at December 31, 1996           507,500         $4.12
       Granted                                     21,000         $9.20
       Exercised                                 (179,385)        $1.80
                                                  -------

       Outstanding at December 31, 1997           349,115         $5.62

       Granted                                    490,000         $7.41
       Cancelled                                 (241,375)        $7.07
       Exercised                                  (57,115)        $2.50
                                                  -------
       Outstanding at December 31, 1998           540,625         $6.94
                                                  =======


The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1998:


                                   Options Outstanding                             Options Exercisable
                       ------------------------------------------------     -------------------------------
                           Number of         Weighted
                            Options           Average         Weighted            Number         Weighted
         Range of       Outstanding at       Remaining         Average       Exercisable at       Average
         Exercise         December 31,      Contractual       Exercise         December 31,      Exercise
          Prices             1998          Life in Years        Price              1998           Price
      --------------   ----------------   ---------------    ----------     ----------------    -----------
       $1.88 - 3.88         76,500             6.06             $2.80             58,750          $2.69
       $5.10 - 6.69         41,500             9.62             $5.52              1,000          $5.88
       $7.01 - 7.63        109,500             8.67             $7.10             43,337          $7.17
       $7.88 - 8.25        233,125             8.60             $7.90             50,875          $7.91
       $8.38 - 9.63         80,000             8.87             $8.62             25,500          $8.96
                           -------                                               -------
                           540,625                                               179,462
                           =======                                               =======

EMPLOYEE STOCK PURCHASE PLAN

During 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP") which was approved by the Company's stockholders in May of 1998. The Company is authorized to issue up to 50,000 shares under the ESPP. The initial offering under the ESPP was January 1, 1998 and ended June 30, 1998. Subsequent offerings begin on the first day following each previous offering ("Offering Date") and end six months from the offering date ("Purchase Date"). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lessor of 85% of the fair market value of the Company's common stock on the Offering Date or the Purchase Date. During the year ended December 31, 1998, 23,068 shares of the Company's common stock were purchased in connection with the ESPP.

The 1998 pro forma net income calculation above reflects $46,800 in compensation expense associated with the ESPP. The compensation expense represents the fair value of the employees' purchase rights which was estimated using an acceptable pricing model with the following weighted-average assumptions: risk free interest rate of 5.24%; expected lives of one year; expected volatility of 71.0% and an expected dividend yield of 0%. The weighted-average per share value of the purchase rights granted in 1998 was $2.80.

        401(K) PLAN

The Company offers a contributory 401(k) plan (the "Plan") to its employees. The Company made matching contributions to the Plan at 50% of the employees' contribution for the first 8% of the employees' compensation for 1998, 1997 and 1996. Total Company contributions were $158,890, $90,140 and $55,160 for the years ended December 31, 1998, 1997 and 1996, respectively.

(6)     INCOME TAXES

The components of the provision for income taxes are as follows:

                                                                1998            1997             1996
                                                             ----------     ------------     ------------

        Current                                               $747,079       $  878,069       $1,017,950

        Deferred                                               119,900           74,550          (58,950)

        Tax effect of deduction for exercised stock
           options credited to paid-in capital                  20,021          268,381         -
                                                               -------        ---------        ---------
        Income tax provision                                  $887,000       $1,221,000       $  959,000
                                                               =======        =========        =========

The Company's deferred tax assets and liabilities at December 31, 1998 and 1997 consist of the following:

                                                     1998            1997
                                                 -----------      ----------
       Deferred tax assets-
         Inventory                                $  25,700        $ 35,100
         Allowance for doubtful accounts             85,500          55,500
         Repair reserve                              47,500          55,500
         Vacation accrual                            49,600          50,000
         Accrual for  unbilled services                -              5,300
         Other                                        5,400          17,900
                                                   --------         -------
                                                    213,700         219,300
       Deferred tax liability-
         Depreciation                              (147,400)        (33,100)
                                                   --------         -------
                 Net deferred tax assets          $  66,300        $186,200
                                                   ========         =======

       Net current deferred tax assets            $ 224,800        $200,000
       Net long-term deferred tax liability        (158,500)        (13,800)
                                                   --------         -------
                                                  $  66,300        $186,200
                                                   ========         =======


A reconciliation of the Company's income tax provision computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:

                                                   1998          1997          1996
                                                ----------   ------------   ----------

       Federal income tax at statutory rate      $772,700     $1,097,800     $878,100
       State taxes, net of federal tax effect      93,400         99,000       77,800
       Nondeductible expenses                      20,900         24,200        3,100
                                                  -------      ---------      -------
       Provision for income taxes                $887,000     $1,221,000     $959,000
                                                  =======      =========      =======

(7)       CAPITAL LEASE

In February 1996, the Company entered into an agreement to lease a phone system. The lease has been capitalized using an implicit interest rate of 8.25%. Future minimum lease payments under the lease as of December 31, 1998 are as follows:

                1999                                          $ 37,078
                2000                                            37,078
                2001                                             3,090
                                                               -------
                                                                77,246
                Less- Amount representing interest              (6,497)
                                                               -------
                                                                70,749
                Less- Current portion of capital
                    lease obligation                           (32,450)
                                                               -------
                                                              $ 38,299
                                                               =======

(8)       RECEIVABLE FROM RELATED PARTY

The receivable from related party of $221,274 at December 31, 1997 represented a loan to an officer of the Company during 1997. The loan accrued interest at 6.8% per year. In October 1998, as part of a separation agreement with the officer, the Company forgave $147,998 of the loan which totaled $241,351 at that date, including accrued interest. The remaining balance of $93,085 and a new receivable in the amount of $51,253 relating to payroll taxes associated with the debt forgiveness was satisfied through the transfer of 24,832 shares of the Company's stock by this officer to the Company.

In connection with the acquisition of Spin Forge, the Company advanced $280,000 to the seller. At the time, Spin Forge was owned and controlled by an individual who was not an officer of the Company, and his spouse. The advance was made to allow the seller to retire certain debt that was outstanding on land and buildings that the Company currently leases from the seller and on which the Company holds a purchase option as discussed in Note 2 above. The Company also agreed to make additional advances to the seller in connection with future principal payments that the seller is required to make to satisfy debt obligations relating to the property. The Company's promissory note from the seller, which matures on January 1, 2002, bears no interest, is secured by a pledge of 50,000 shares of the Company's common stock held by the seller and is personally guaranteed by the seller's two owners. One of these two owners was named President and CEO of the Company during 1998.

(9)       BUSINESS SEGMENTS

The Company is organized in the following two segments: the Explosive Metalworking Group ("Explosive Manufacturing") and the Aerospace Group ("Aerospace"). Explosive Manufacturing uses explosives to perform metal cladding, metal forming and shock synthesis. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning industries. The Aerospace Group machines, forms and welds parts for the commercial aircraft, aerospace and defense industries.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.

The Aerospace segment was formed in 1998 as a result of the Company's acquisitions of AMK, Spin Forge and PMP during the year ended December 31, 1998. Explosive Manufacturing was the Company's only segment prior to 1998. Accordingly segment information is presented only for the year ended December 31, 1998 as follows:

                                                             Explosive
                                                           Manufacturing       Aerospace          Total
                                                          ---------------    -------------    -------------
As of and for the year ended December 1998:
Net sales                                                   $29,727,273       $ 8,484,778      $38,212,051
                                                             ==========        ==========       ==========
Depreciation and amortization                               $   861,769       $   233,227      $ 1,094,996
                                                             ==========        ==========       ==========

Income from operations                                      $ 1,252,618       $ 1,283,338       $2,535,956
Unallocated amounts:
  Other income                                                                                       8,921
  Interest expense                                                                                (283,706)
  Interest income                                                                                   11,585
                                                                                                ----------
    Consolidated income before income tax provision                                            $ 2,272,756
                                                                                                ==========

Segment assets                                              $18,086,015       $13,428,751      $31,514,766
                                                             ==========        ==========       ==========
Assets not allocated to segments:
  Prepaid expenses and other                                                                       214,776
  Income tax receivable                                                                            499,932
  Current deferred tax asset                                                                       224,800
  Other long term corporate assets                                                                 747,304
                                                                                                ----------
    Consolidated total assets                                                                  $33,201,578

Capital expenditures                                        $ 2,442,041       $   372,774      $ 2,814,815
                                                             ==========        ==========       ==========


Capital expenditures for the Explosive Manufacturing segment include $1,853,723 of costs incurred related to the construction of the Company's new manufacturing facility and the acquisition of related manufacturing equipment.

All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                          For the years ended December 31,
                                        1998            1997            1996
                                   -------------   -------------   -------------
United States                       $32,478,791     $24,092,908     $21,624,465
Canada                                3,818,968       2,532,983       1,656,585
Australia                                38,428       4,735,542       3,728,645
Other foreign countries               1,875,864         758,152       2,155,594
                                     ----------      ----------      ----------
Total consolidated net sales        $38,212,051     $32,119,585     $29,165,289
                                     ==========      ==========      ==========


During the year ended December 31, 1998, no one customer accounted for more than 10% of the Company's net sales. During the year ended December 31, 1997, sales to one customer represented approximately $4,074,000 (13%) of total net sales and, during the year ended December 31, 1996, sales to another customer represented approximately $3,146,000 (11%) of total net sales.

(10)    COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under noncancelable operating leases are as follows:

        Year ended December 31-
          1999                            $  540,529
          2000                               400,589
          2000                               286,939
          2002                                97,510
          2003 and thereafter                 89,384
                                           ---------
                                          $1,414,951
                                           =========


Total rental expense included in operations was $713,731, $394,875 and $348,174 in the years ended December 31, 1998, 1997 and 1996, respectively.

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

     LITIGATION

During 1997, the Company was named as a defendant in a lawsuit filed by a French company with which the Company had merger/acquisition discussions, seeking damages of approximately $1.3 million. Subsequent to December 31, 1998, the Company reached a settlement with the plaintiff that effectively dropped all claims by each party and provided no damages to either party related to the lawsuit. Each party was deemed to be responsible only for its own legal costs.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

           Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The information concerning directors and executive officers is set forth in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance", which information is incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION

           The information concerning executive compensation is set forth in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company under the heading "Executive Compensation", which information is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The information concerning security ownership of certain beneficial owners and management is set forth in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company under the heading "Security Ownership of Certain Beneficial Owners and Management", which information is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The information concerning certain relationships and related transactions is set forth in the Proxy Statement for the 1999 Annual Meeting of Shareholders of the Company under the heading "Certain Transactions", which information is incorporated herein by reference.

ITEM 14.       EXHIBITS, LIST AND REPORTS ON FORM 8-K

           (a)                                                 EXHIBITS

EXHIBIT
NUMBER            DESCRIPTION

2.1 Asset Purchase Agreement, dated January 1998, between the Registrant and AMK Inc. (Incorporated by reference on Form 10-Q as filed with the Commission as of May 15, 1998.)
10.1 Credit Facility and Security Agreement. Dated as of March 18, 1998, between the Registrant and KeyBank National Association. (Incorporated by reference on Form 10-Q as filed with the Commission as of May 15, 1998.)
10.2 First Amendment to Loan Documents, dated as of March 18, 1998, between the Registrant and KeyBank National Association. (Incorporated by reference on Form 10-Q as filed with the Commission as of May 15, 1998.)
10.3 Loan Agreement, dated as of September 1, 1998, between the Registrant and Fayette County Industrial Development Authority. (Incorporated by reference on Form 10-Q as filed with the Commission as of
          November 14, 1998.)
10.4      Reimbursement Agreement, dated as of September 1, 1998, between the Registrant and KeyBank National Association. (Incorporated by reference on Form 10-Q as filed with the Commission as of November 14, 1998.)
10.5 Master Agreement, dated as of September 15, 1998, between the Registrant and KeyBank National Association. (Incorporated by reference on Form 10-Q as filed with the Commission as of
          November 14, 1998.)
10.6 Separation Agreement, dated as of September 1, 1998, between the Registrant and Paul Lange. (Incorporated by reference on Form 10-Q as filed with the Commission as of November 14, 1998.)
10.7      First Amendment to Amended and Restated Credit Facility and
          Security Agreement, dated as of December 31, 1998, between the Registrant and Keybank National Association.
10.8      Amended and Restated Credit Facility and Security
          Agreement, dated as of November 30, 1998, between the
          Registrant and Keybank National Association.
27        Financial Data Schedule

 (b)      REPORTS ON FORM 8-K

EXHIBIT
NUMBER    DESCRIPTION

2.1 Asset Purchase Agreement, dated as of March 18, 1998, between the Registrant, Spin Forge, LLC, Joseph Allwein and Darleen Bauer Allwein. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)
2.2 Asset Purchase Agreement, dated as of November 18, 1998, between the Registrant, Precision Machined Products, Inc., Richard B. Bellows and Michelle L. Bellows. (Incorporated by reference on Form 8-K as filed with the Commission as of January 8, 1998.)
4.1 Rights Agreement, dated as of January 8, 1999, between the Registrant and Harris Trust and Savings Bank which includes the Certificate of Designation for the Series A Junior Participant Preferred Stock as Exhibit A and the form of Right Certificate as Exhibit B. (Incorporated by reference on Form 8-K as filed with the Commission as of January 21, 1999.)
10.1 Option Agreement, dated as of March 18, 1998, between the Registrant and Spin Forge, LLC. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)
10.2 Operating Lease, dated as of March 18, 1998, between the Registrant and Spin Forge, LLC. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)
10.3 Loan Agreement, dated as of March 18, 1998, between the Registrant and Spin Forge, LLC. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)
10.4 Personnel Services Agreement, dated as of March 18, 1998, between the Registrant and Joseph Allwein. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)*
10.5 Stock Agreement, dated as of March 18,1998, between the Registrant and Spin Forge, LLC. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)
10.6 Stock Agreement, dated as of March 18, 1998, between the Registrant and Joseph Allwein. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)*
10.7 Non-Competition Agreement, dated as of March 18, 1998, between the Registrant and Joseph Allwein. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)

10.8 Master Promissory Note, dated as of March 18, 1998 by Spin Forge, LLC. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)
10.9 Personal Guaranty, dated as of March 18, 1998, between the Registrant, Joseph Allwein and Darleen Bauer Allwein. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)
10.10 Option and Right of First Offer Agreement, dated as of December 11, 1998, between the Registrant and JEA Property, LLC. (Incorporated by reference on Form 8-K as filed with the Commission as of January 8, 1998.)
10.11 Operating Lease, dated as of December 1, 1998, between the Registrant and JEA Property, LLC. (Incorporated by reference on Form 8-K as filed with the Commission as of January 8, 1998.)
99.1 Press release dated March 18, 1998. (Incorporated by reference on Form 8-K as filed with the Commission as of April 2, 1998.)
99.1 Press release dated December 3, 1998. (Incorporated by reference on Form 8-K as filed with the Commission as of January 8, 1998.)


*    Indicates compensation agreement for executive management.

                                   SIGNATURES
           In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      DYNAMIC MATERIALS CORPORATION


March 31, 1999                       By: /s/ Richard A. Santa
                                         --------------------------------------
                                         Richard A. Santa
                                         Vice President of Finance and Chief
                                         Financial Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                                                      DATE



/s/ Joseph P. Allwein                   President, Chief Executive Officer and Director            March 31, 1999
----------------------------           (Principal Executive Officer)
Joseph P. Allwein


/s/ Richard A. Santa
----------------------------           Vice President of Finance and Chief Financial Officer      March 31, 1999
Richard A. Santa                       (Principal Financial and Accounting Officer)


/s/ Dean K. Allen
----------------------------           Director                                                   March 31, 1999
Dean K. Allen


/s/ David E. Bartlett
----------------------------           Director                                                   March 31, 1999
David E. Bartlett


/s/ George W. Morgenthaler
----------------------------           Director                                                   March 31, 1999
George W. Morgenthaler


/s/ Michael C. Franson
----------------------------           Director                                                   March 31, 1999
Michael C. Franson




                          DYNAMIC MATERIALS CORPORATION
                              INDEX TO SCHEDULE II

                             AS OF DECEMBER 31, 1998
                                                                   PAGE
Report of Independent Public Accountants.........................   55
Schedule II(a)...................................................   56
Schedule II(b)...................................................   56

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Dynamic Materials Corporation:

We have audited in accordance with generally accepted auditing standards, the financial statements of Dynamic Materials Corporation included in this form 10K and have issued our report thereon dated February 5, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The following schedule is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements as indicated in our report with respect thereto and, in our opinion, based on our audit, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




Arthur Andersen, LLP




Denver, Colorado
February 5, 1999

DYNAMIC MATERIALS CORPORATION
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                      Balance at     Additions      Accounts                     Balance at
                      beginning     charged to     receivable       Other          end of
                      of period       income       written off   adjustments       period

Year ended -

December 31, 1996     $ 150,000      $ 34,650      $ (16,720)     $   2,070      $ 170,000

December 31, 1997     $ 170,000      $  5,921      $  (8,171)     $ (17,750)     $ 150,000

December 31, 1998     $ 150,000      $ 78,732      $  (3,732)     $    -         $ 225,000




DYNAMIC MATERIALS CORPORATION
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
REPAIR RESERVE


                      Balance at     Additions                    Balance at
                      beginning     charged to      Repairs         end of
                      of period       income        allowed         period


Year ended -

December 31, 1996     $ 100,000      $ 137,330     $ (87,330)     $ 150,000

December 31, 1997     $ 150,000      $  69,513     $ (69,513)     $ 150,000

December 31, 1998     $ 150,000      $  30,582     $ (55,582)     $ 125,000

                              CROSS-REFERENCE SHEET

                                                                                         Annual          Proxy
                                                                                      Report Page    Statement Page
                                                                                      -----------    --------------
                                     PART I
ITEM  1.      Business...............................................................      --             N/A
ITEM  2.      Properties.............................................................      --             N/A
ITEM  3.      Legal Proceedings......................................................      --             N/A
ITEM  4.      Submission of Matters to a Vote of Security Holders....................      --             N/A
                                     PART II
ITEM  5.      Market for Common Equity and Related Stockholder Matters...............      --             N/A
ITEM  6.      Selected Financial Data................................................      --             N/A
ITEM  7.      Management's Discussion and Analysis or Plan of Operation..............      --             N/A
ITEM  7.A     Quantative and Qualitive Disclosure About Market Risk..................      --             N/A
ITEM  8.      Financial Statements...................................................      --             N/A
ITEM  9.      Changes in and Disagreements with Accountants on Accounting and
              Financial Disclosure...................................................      --             N/A
                                    PART III
ITEM 10.      Directors and Executive Officers of the Registrant.....................      N/A            --
ITEM 11.      Executive Compensation.................................................      N/A            --
ITEM 12.      Security Ownership of Certain Beneficial Owners and Management.........      N/A            --
ITEM 13.      Certain Relationships and Related Transactions.........................      N/A            N/A
ITEM 14.      Exhibits, List and Reports on Form 8-K.................................      --             N/A