Form 10-Q
period 1999-03-31
DYNAMIC MATERIALS CORP
filed 1999-05-17
CIK 34067

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from _________________ to _______________

                         Commission file number: 0-8328
                                                 ------

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

Issuer's telephone number, including Area Code (303)665-5700

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,817,891 SHARES OF COMMON STOCK AS OF APRIL 30, 1999.

ITEM 1.  FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                             March 31,       December 31,
              ASSETS                                           1999              1998
              ------                                       ------------      ------------
CURRENT ASSETS:
    Accounts receivable, net of allowance for doubtful
       accounts of $249,000 and $225,000, respectively     $  5,627,887      $  4,832,658
    Inventories                                               4,734,239         5,373,829
    Prepaid expenses and other                                  269,951           214,776
    Income tax receivable                                       404,450           499,932
    Deferred tax asset                                          224,800           224,800
                                                           ------------      ------------
              Total current assets                           11,261,327        11,145,995
                                                           ------------      ------------
PROPERTY, PLANT AND EQUIPMENT                                12,946,716        12,729,209
    Less- Accumulated depreciation                           (4,187,733)       (3,931,495)
                                                           ------------      ------------
              Property, plant and equipment-net               8,758,983         8,797,714
                                                           ------------      ------------
CONSTRUCTION IN PROCESS                                       3,499,229         1,853,723

RESTRICTED CASH AND INVESTMENTS                               3,924,691         5,048,981

RECEIVABLE FROM RELATED PARTY                                   302,769           280,000

INTANGIBLE ASSETS, net of accumulated amortization
    of $542,946 and $459,759, respectively                    5,524,674         5,607,861

OTHER ASSETS                                                    440,043           467,304
                                                           ------------      ------------
    TOTAL ASSETS                                           $ 33,711,716      $ 33,201,578
                                                           ============      ============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                          March 31,       December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                   1999             1998
     ------------------------------------               ------------      ------------
CURRENT LIABILITIES:
    Bank overdraft                                      $    671,142      $    805,304
    Accounts payable                                       2,093,411         2,348,090
    Accrued expenses                                       1,194,680         1,734,282
    Current maturities on long-term debt                   1,797,273         1,148,924
    Current portion of capital lease obligation               33,122            32,450
                                                        ------------      ------------
              Total current liabilities                    5,789,628         6,069,050

LONG-TERM DEBT                                            14,902,727        14,306,818

CAPITAL LEASE OBLIGATION                                      29,763            38,299

DEFERRED TAX LIABILITY                                       158,500           158,500
                                                        ------------      ------------
              Total liabilities                           20,880,618        20,572,667
                                                        ------------      ------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.05 par value;
       4,000,000 shares authorized: no issued and
       outstanding shares                                         --                --
    Common stock, $.05 par value; 15,000,000 shares
       authorized; 2,817,891 and 2,798,391 shares
       issued and outstanding, respectively                  140,895           139,920
    Additional paid-in capital                             7,074,600         7,022,450
    Deferred compensation                                    (50,625)          (54,845)
    Retained earnings                                      5,666,228         5,521,386
                                                        ------------      ------------
                                                          12,831,098        12,628,911
                                                        ------------      ------------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 33,711,716      $ 33,201,578
                                                        ============      ============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998

                                   (UNAUDITED)



                                                      1999             1998
                                                      ----             ----
NET SALES                                         $ 9,706,259      $ 9,495,154

COST OF PRODUCTS SOLD                               7,844,063        7,498,794
                                                  -----------      -----------
         Gross profit                               1,862,196        1,996,360
                                                  -----------      -----------
COSTS AND EXPENSES:
    General and administrative expenses               954,362          608,337
    Selling expenses                                  394,451          522,501
    New facility start up costs                        65,224               --
    Research and development costs                         --           16,486
                                                  -----------      -----------
                                                    1,414,037        1,147,324
                                                  -----------      -----------
INCOME FROM OPERATIONS                                448,159          849,036

OTHER INCOME (EXPENSE):
    Other income                                        6,731               --
    Interest expense                                 (209,577)         (29,350)
    Interest income                                     1,529            1,289
                                                  -----------      -----------
         Income before income tax provision           246,842          820,975

INCOME TAX PROVISION                                 (102,000)        (312,000)
                                                  -----------      -----------
NET INCOME                                        $   144,842      $   508,975
                                                  ===========      ===========

NET INCOME PER SHARE
         Basic                                    $      0.05      $      0.19
                                                  ===========      ===========
         Diluted                                  $      0.05      $      0.18
                                                  ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING
         Basic                                      2,813,455        2,735,324
                                                  ===========      ===========
         Diluted                                    2,839,705        2,869,547
                                                  ===========      ===========


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 1999

                                   (UNAUDITED)




                                         Common Stock           Additional
                                  -------------------------      Paid-In        Deferred        Retained
                                    Shares         Amount        Capital      Compensation      Earnings
                                  ----------     ----------     ----------    ------------     ----------
Balances, December 31, 1998        2,798,391     $  139,920     $7,022,450     $  (54,845)     $5,521,386

    Common stock issued for
       stock option exercises         19,500            975         52,150             --              --

    Amortization of deferred
       compensation                       --             --             --          4,220              --

    Net income                            --             --             --             --         144,842
                                  ----------     ----------     ----------     ----------      ----------
Balances, March 31, 1999           2,817,891     $  140,895     $7,074,600     $  (50,625)     $5,666,228
                                  ==========     ==========     ==========     ==========      ==========


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)


                                                            1999            1998
                                                       -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                           $   144,842      $   508,975
  Adjustments to reconcile net income
     to net cash from operating activities-
        Depreciation                                       256,239          192,539
        Amortization                                        83,187           34,778
        Amortization of deferred compensation                4,220               --
        Change in (excluding acquisitions)-
          Accounts receivable, net                        (795,229)      (1,376,000)
          Inventories                                      639,590         (386,422)
          Prepaid expenses and other                        40,307          155,179
          Bank overdraft                                  (134,162)         513,768
          Accounts payable                                (254,679)         344,307
          Accrued expenses                                (539,602)        (189,480)
                                                       -----------      -----------
          Net cash flows from operating activities        (555,287)        (202,356)
                                                       -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Release of restricted cash and investments             1,124,290               --
  Cash paid in connection with the construction
     of the new facility                                (1,645,506)              --
  Purchase of AMK assets                                        --         (905,873)
  Purchase of Spin Forge assets                                 --       (2,348,589)
  Acquisition of property, plant and equipment            (217,508)        (171,020)
  Loan to related party                                    (22,769)        (280,000)
  Change in other noncurrent assets                         27,261          (74,816)
                                                       -----------      -----------
          Net cash flows from investing activities        (734,232)      (3,780,298)
                                                       -----------      -----------


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)



                                                             1999             1998
                                                         -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit, net                        1,250,000        3,938,589
  Payments on long-term debt                                  (5,742)         (25,645)
  Payments on capital lease obligation                        (7,864)          (7,243)
  Net proceeds from issuance of common stock                  53,125           23,144
                                                         -----------      -----------
         Net cash flows from financing activities          1,289,519        3,928,845
                                                         -----------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         --          (53,809)

CASH AND CASH EQUIVALENTS, beginning of the period                --           53,809
                                                         -----------      -----------
CASH AND CASH EQUIVALENTS, end of the period             $        --      $        --
                                                         ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid during the period for-
       Interest, net of amounts capitalized              $   283,191      $    17,977
                                                         ===========      ===========
       Income taxes                                      $     6,518      $     7,637
                                                         ===========      ===========


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.  BASIS OF PRESENTATION

The information included in the Condensed Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1998.

2.  NEW ACCOUNTING PRINCIPLE

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

3.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                     March 31,    December 31,
                                       1999           1998
                                    ----------     ----------
         Raw Materials              $1,711,471     $1,534,800
         Work-in-Process             2,761,642      3,614,485
         Supplies                      261,126        224,544
                                    ----------     ----------

                                    $4,734,239     $5,373,829
                                    ==========     ==========

4.  CONSTRUCTION IN PROCESS

The construction in process balance of $3,499,229 represents costs incurred through March 31, 1999 related to the construction of the Company's new manufacturing facility and acquisition of related manufacturing equipment for the Company's explosive metalworking business. Construction began in September 1998 and is expected to be completed during the year ended December 31, 1999, at which time the assets placed in service will be depreciated consistent with other similar assets of the Company. The project is being financed using proceeds from the issuance of industrial development revenue bonds ("the Bonds"). The Company is capitalizing the interest expense related to the Bonds net of the interest earned on the investments purchased with the excess proceeds. The portion of the borrowings on the bonds not yet expended for construction was $3,924,691 (which includes accrued interest) as of March 31, 1999 and was classified as restricted cash and investments (non-current) in the accompanying balance sheet. The proceeds are held by a trustee until qualified expenditures are made and reimbursed to the Company.

5.  LONG-TERM DEBT

Long-term debt consists of the following at March 31, 1999 and December 31, 1998:

                                                        March 31,      December 31,
                                                          1999              1998
                                                     ------------      ------------
         Lines of credit                             $  9,850,000      $  8,600,000
         Industrial development revenue bonds           6,850,000         6,850,000
         Notes payable to financial institution                --             5,742
                                                     ------------      ------------
         Total long-term debt                          16,700,000        15,455,742

         Less current maturities                       (1,797,273)       (1,148,924)
                                                     ------------      ------------

                                                     $ 14,902,727      $ 14,306,818
                                                     ============      ============

6.  BUSINESS SEGMENTS

The Company is organized in the following two segments: the Explosive Metalworking Group and the Aerospace Group. The Explosive Metalworking Group uses explosives to perform metal cladding, metal forming and shock synthesis. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning industries. The Aerospace Group machines, forms and welds parts for the commercial aircraft, aerospace and defense industries.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 1999 and 1998 as follows:

                                                              Explosive
                                                            Manufacturing      Aerospace         Total
                                                             -----------      -----------     -----------
For the three months ended March 31, 1999:
Net sales                                                    $ 6,365,486      $ 3,340,773     $ 9,706,259
                                                             ===========      ===========     ===========
Depreciation and amortization                                $   165,527      $   173,897     $   339,424
                                                             ===========      ===========     ===========

Income from operations                                       $    34,984      $   413,175     $   448,159
Unallocated amounts:
    Other income                                                                                    6,731
    Interest expense                                                                             (209,577)
    Interest income                                                                                 1,529
                                                                                              -----------
       Consolidated income before income tax provision                                        $   246,842
                                                                                              ===========


                                                            Explosive
                                                           Manufacturing      Aerospace         Total
                                                            -----------      -----------     -----------
For the three months ended March 31, 1998:
Net sales                                                   $ 8,695,793      $   799,361     $ 9,495,154
                                                            ===========      ===========     ===========
Depreciation and amortization                               $   199,409      $    27,908     $   227,317
                                                            ===========      ===========     ===========

Income from operations                                      $   602,184      $   246,852     $   849,036
Unallocated amounts:
    Other income                                                                                      --
    Interest expense                                                                             (29,350)
    Interest income                                                                                1,289
                                                                                             -----------
       Consolidated income before income tax provision                                       $   820,975
                                                                                             ===========


All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:


                                             For the three months ended
                                                      March 31,
                                                1999           1998
                                             ----------     ----------

United States                                $8,765,273     $7,663,695
Canada                                          679,750        611,759
Australia                                       112,826             --
Other foreign countries                         188,410      1,219,700
                                             ----------     ----------
Total consolidated net sales                 $9,706,259     $9,495,154
                                             ==========     ==========

During the three months ended March 31, 1999, sales to one customer represented approximately $1,320,000 (14%) of total net sales and, during the three months ended March 31, 1998, sales to another customer represented approximately $1,082,000 (11%) of total net sales.

7.  SUBSEQUENT EVENT

On April 22, 1999, the Company announced that it will be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosion Metalworking Group operations into the Company's new Pennsylvania manufacturing facility. The Company estimates that plant closing costs will be between approximately $400,000 and $500,000. This charge will be recorded in the second quarter of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

         The following discussion should be read in conjunction with the Condensed Financial Statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; construction-related delays and associated costs; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at the Company's facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company further directs readers to the factors discussed in the Company's Form 10-K for the year ended December 31, 1998.


         GENERAL

         Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies. The Explosive Metalworking Group comprised substantially all of the Company's business until 1998 when the Company formed its Aerospace Group as a result of the acquisition of AMK Welding ("AMK"), Spin Forge, LLC ("Spin Forge") and Precision Machined Products, Inc. ("PMP"). The revenues from the Aerospace Group accounted for 22% of the Company's revenues and 51% of the Company's operating income for the year ended December 31, 1998. The proportion of revenues and operating income accounted for by the Aerospace Group for the quarter ended March 31, 1999 was 34% and 92% compared to 8% and 29% in the first quarter of 1998. The Company expects revenues from the Explosive Metalworking Group to continue to decline as a proportion of the Company's revenues as a result of the three acquisitions which make up the Aerospace Group.

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

         The Company completed three separate acquisitions during 1998. In January 1998, the Company completed its acquisition of AMK, a supplier of commercial aircraft and aerospace-related automatic and manual gas tungsten and arc welding services. The Company completed its acquisition of Spin Forge, one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for commercial aerospace and defense industries, in March 1998. In December 1998, the Company completed its acquisition of PMP, a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries.

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


         YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. For the past year and a half, the Company has pursued a two-prong approach to the Year 2000 issue.

         The first prong has and continues to involve an internal evaluation of the Company's computer systems. The Company has completed a risk assessment to identify Year 2000 priorities by analyzing and determining whether the Year 2000 related risks were low, medium or high and whether the business impact would be marginal, manageable, critical or fatal for each system and device that may be affected by the Year 2000 issue. Based on this risk assessment, the Company determined that its first priority would be evaluating its MRP software. The Company found this software to be Year 2000 compliant as certified by the vendor and through internal testing. The Company continued this procedure for each of the areas identified during its risk assessment as follows. The Company's hardware was tested by advancing dates and checking for power-off date changes and power-on date changes as well as software and hardware operation at the advanced dates. Based upon those tests the Company believes its hardware to be Year 2000 compliant. The Company's network operating system became Year 2000 compliant with the installation of a patch from the vendor in January 1999. The Company expects that its desktop applications will be Year 2000 compliant by mid 1999 with the announced patches that are forthcoming from various vendors. Finally, the Company has determined through testing that its various computer controlled manufacturing equipment is either Year 2000 compliant or will not have any adverse effects on manufacturing processes in the Year 2000.

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


         QUARTER ENDED MARCH 31, 1999 COMPARED TO MARCH 31, 1998

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                                 PERCENTAGE OF NET SALES
                                                SIX MONTHS ENDED MARCH 31,
                                                    1999       1998
                                                    ----       ----

Net Sales                                          100.0%     100.0%
Cost of Products Sold                               80.8%      79.0%
                                                   ------     ------
Gross Margin                                        19.2%      21.0%

General & Administrative                             9.8%       6.4%
Selling Expenses                                     4.1%       5.5%
Start up Costs                                       0.7%       0.0%
R & D                                                0.0%       0.2%
Income from Operations                               4.6%       8.9%
Interest Expense                                     2.1%       0.3%
Income Tax Provision                                 1.1%       3.3%
Net Income                                           1.5%       5.4%

NET SALES. Net sales for the quarter ended March 31, 1999 increased 2.2% to $9,706,259 from $9,495,154 in the first quarter of 1998. The Company's Aerospace Group, which was formed in 1998 as a result of the acquisitions of AMK, Spin Forge and PMP, contributed $3,340,773 (34.4% of total sales) to 1999 first quarter sales versus sales of $799,361 (8.4% of total sales) in the first quarter of 1998. Sales by the Company's Explosive Metalworking Group, which includes explosion bonding of clad metal, explosively formed metal products and shock synthesis of synthetic diamonds, decreased 26.8% from $8,695,793 in the first quarter of 1998 to $6,365,486 in the first quarter of 1999. This decrease reflects what management believes is a temporary slowdown in global market demand for explosion bonded clad metal plate that may continue for the remainder of 1999. Sales of explosively formed products totaled $248,265 in the first quarter of 1999 versus $456,717 in the first quarter of 1998 and are expected to be less than $100,000 for the remainder of 1999. A customer that accounts for the majority of such sales no longer orders explosively formed parts from the Company.

GROSS PROFIT. Despite the small increase in net sales, the Company's gross profit for the quarter ended March 31, 1999 decreased by 6.7% to $1,862,196 from $1,996,360 in the first quarter of 1998. The gross profit margin for the quarter ended March 31, 1999 was 19.2%, representing an 8.6% decline from the gross profit margin of 21.0% for the first quarter of 1998. The gross profit margin for the Company's Explosive Metalworking Group decreased from 19.4% in the first quarter of 1998 to 13.5% in the first quarter of 1999. The decrease in the gross profit margin for the Explosive Metalworking Group is due to unfavorable fixed manufacturing overhead cost variances associated with the decline in production and sales of clad plate and proportionately lower sales of higher margin explosively formed products. The gross profit margin for the Aerospace Group was 29.9% for the quarter ended March 31, 1999 as compared to 38.7% in the first quarter of 1998. This decrease relates principally to product mix differences between the two quarters, with the gross margin for the first quarter of 1999 being a better reflection of expected future gross margins for the Aerospace Group.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended March 31, 1999 increased 56.9% to $954,362 from $608,337 in the first quarter of 1998. The largest portion of this increase relates to $327,363 of first quarter 1999 general and administrative expenses associated with the operations of AMK, Spin Forge and PMP (which were acquired on January 5, 1998, March 18, 1998 and December 1, 1998, respectively) versus only $9,348 of such expenses in the first quarter of 1998. General and administrative expenses as a percentage of net sales increased from 6.4% in the first quarter of 1998 to 9.8% for the quarter ended March 31, 1999.

SELLING EXPENSE. Selling expenses decreased by 24.5% to $394,451 for the quarter ended March 31, 1999 from $522,501 in the first quarter of 1998. This decrease is principally due to reduced salaries, payroll taxes and benefits associated with Explosive Metalworking Group sales staff reductions. Selling expenses as a percentage of net sales decreased from 5.5% in the first quarter of 1998 to 4.1% for the quarter ended March 31, 1999.

START-UP COSTS. For the quarter and nine months ended September 30, 1998, the Company began to separately report the start-up costs associated with the construction of the new facility in Pennsylvania for the manufacture of clad metal plates. Start-up costs for quarter ended March 31, 1999 totaled $65,224 and include salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this project. The Company will continue to incur and separately report start-up costs until the new facility commences operations during the last half of 1999.

PLANT CLOSING. On April 22, 1999, the Company announced that it will be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosion Metalworking Group operations into the Company's new Pennsylvania manufacturing facility. The Company estimates that plant closing costs will be between approximately $400,000 and $500,000. This change will be recorded in the second quarter of 1999.

RESEARCH AND DEVELOPMENT. Research and development expenses decreased to zero for the quarter ended March 31, 1999 from $16,486 in the first quarter of 1998. The Company is currently utilizing its engineering resources to support current manufacturing activities, including plant design and equipment acquisition activities associated with a new manufacturing facility that is under construction in Pennsylvania, and does not expect to significantly increase spending on research and development projects in the near future.

INCOME FROM OPERATIONS. Income from operations decreased by 47.2% to $448,159 for the quarter ended March 31, 1999 from $849,036 in the first quarter of 1998. This decrease reflects a gross profit decrease of $134,164 associated with lower sales by the Company's Explosion Metalworking Group as discussed above and an increase in total operating expenses of $266,713. The increase in total operating expenses reflects increased general and administrative expenses in 1999 associated with the three aerospace group acquisitions completed during 1998 and first quarter 1999 plant start-up costs that were partially offset by a reduction in selling expenses. Income from operations as a percentage of net sales decreased to 4.6% for the quarter ended March 31, 1999 from 8.9% in the first quarter of 1998.

INTEREST EXPENSE. Interest expense increased to $209,577 for the quarter ended March 31, 1999 from $29,350 in the first quarter of 1998. This increase is due to borrowings under the Company's revolving line of credit with KeyBank of Colorado that were required to finance the AMK, Spin Forge and PMP acquisitions. Interest expense is expected to increase further in 1999 as a result of the initial recording of interest expense on the industrial development revenue bond financing for the new Pennsylvania manufacturing facility. Interest on the industrial development revenue bonds is being capitalized during the construction period and will not be expensed until the new facility becomes operational during the second half of 1999.

INCOME TAX PROVISION. The Company's income tax provision decreased to $102,000 for the quarter ended March 31, 1999 from $312,000 in the first quarter of 1998 as a result of the $574,133 decrease in pre-tax income. The effective tax rate was 41.3% for the quarter ended March 31, 1999 versus 38.0% in the first quarter of 1998. This effective tax rate increase is associated with anticipated increase in state income taxes due to changes in state apportionment factors.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In connection with the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility ("Original Line") with KeyBank National Association (KeyBank) in July of 1996. The Original Line was to expire on July 19, 1999, at which time all or part of the outstanding balance could have been converted to a term loan which would mature on July 19, 2003. The maximum amount available under the line of credit was subject to borrowing base restrictions that were a function of defined balances in accounts receivable, inventory, real property and equipment.

         On November 30, 1998 the Company and its bank entered into an amended and restated credit facility and security agreement which was further amended on December 31, 1998. The amended credit facility allows for maximum borrowings of $14,000,000 under the following three separate lines of credit: an "acquisition line" of $5,700,000, an "accommodation line" of $2,300,000 and a "working capital line" of $6,000,000 (subject to borrowing base restrictions). Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the acquisition line become permanently reduced by $259,091, with ultimate maturity on December 31, 2004. Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the accommodation line become permanently reduced by $230,000, with ultimate maturity on December 31, 2001. The working capital line expires on November 30, 2000. At the Company's option, the borrowings under the acquisition line and working capital line may be in the form of loans bearing an interest rate of 1 to 2% above the Libor rate, depending on certain financial ratios, or loans bearing an interest rate of 2% above the Federal Funds rate. Loans under the accommodation line bear interest of 1/4% above the bank's Prime rate. The lines of credit are secured by the Company's accounts receivable, inventory and property, plant and equipment. Outstanding borrowings at March 31, 1999 on the acquisition line, accommodation line and working capital line totaled $5,700,000, $2,300,000 and $1,850,000, respectively.

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

         During the quarter ended March 31, 1999, the Company used $555,289 in cash flows from operating activities as compared to $202,356 in the prior year. The principal sources of cash flow from operations in the quarter ended March 31, 1999 were net income of $144,842, depreciation and amortization charges of $343,644 and a decrease in inventories of $639,590. These sources of operating cash flow were more than offset by a $795,229 increase in accounts receivable and an aggregate decrease of $928,443 in accounts payable, accrued expenses and bank overdraft. The current ratio was 1.9 at March 31, 1999 as compared to 1.8 at December 31, 1998. Investing activities in the quarter ended March 31, 1999 used $734,232 of cash, including expenditures of $1,645,506 on the new Pennsylvania manufacturing facility and $217,508 for other capital expenditures, and are stated net of $1,501,726 in reimbursement of bond proceeds from the trustee. Financing activities provided $1,289,521 of net cash in the quarter ended March 31, 1999, including new line of credit borrowings of $1,250,000.

         The Company believes that its cash flow from operations, funds expected to be available under its amended credit facility, and proceeds from the industrial development revenue bond financing for the new Pennsylvania manufacturing facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations, including non-recurring plant closing costs associated with the planned third quarter 1999 closing of the Company's Colorado-based explosion bonded clad metal plate facility, for the foreseeable future. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet its future cash requirements. The Company's expenditures for the Pennsylvania manufacturing facility could exceed its estimates due to construction delays, the delay in the receipt of any required government approvals and permits, labor shortages or other factors. In addition, the Company plans to grow both internally and through the acquisition of complementary businesses. Increased expenditures for the Pennsylvania manufacturing facility and/or a significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         The Company had been named as a defendant in a lawsuit filed in France by a French company with which the Company had preliminary acquisition discussions during 1997. On February 10, 1999, the Company reached a settlement with the plaintiff that effectively dropped all claims by each party and provided no damages to either party related to the lawsuit. Each party was deemed to be responsible for only its own legal costs. The Company is not a party to any other legal proceedings, the adverse outcome of which would, in management's opinion, have a material adverse effect on the Company's business, operation results and financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

Exhibit Number             Description of Exhibit
--------------             ----------------------

10.1 Amended and Restated Employee Stock Purchase Plan approved by the Board of Directors of the Company on March 26, 1999. (Incorporated by reference on Form DEF 14A as filed with the Commission as of April 26, 1999.)*

27       Financial Data Schedule


* Indicates compensation agreement for executive management and employees of the Company.


(b) A report on Form 8-K was filed on January 22, 1999 reporting the Company's adoption of a Rights Agreement dated as of January 8, 1999 whereby all stockholders of record on January 15, 1999 received a dividend of one preferred stock purchase right for each outstanding share of common stock of the Company.

     A report on Form 8-K/A was filed on February 12, 1999. The report amended the Form 8-K filed on December 8, 1998, which reported the acquisition of certain assets of Precision Machined Products, Inc. ("PMP") on December 1, 1998, to include audited financial information as of September 30, 1998 for the PMP business. The report also included unaudited pro forma financial information as of September 30, 1998, and for the year ended December 31, 1997.

     A report on Form 8-K was filed on February 25, 1999 reporting the quarter 1998 and December 31, 998 year end financial results.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           DYNAMIC MATERIALS CORPORATION

                                               (Registrant)





Date:  May 14, 1999                  /s/ Richard A. Santa
                                     -----------------------------------
                                     Richard A. Santa, Vice President of
                                     Finance and Chief Financial Officer
                                     (Duly Authorized Officer and Principal
                                     Financial and Accounting Officer)