Form 10-Q
period 1999-06-30
DYNAMIC MATERIALS CORP
filed 1999-08-13
CIK 34067

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

    For the transition period from ____________________ to


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

        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No _____
    -----

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,828,577 SHARES OF COMMON STOCK AS OF JULY 31,1999.

ITEM 1. FINANCIAL STATEMENTS


                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                             June 30,       December 31,
                  ASSETS                                      1999             1998
                  -----                                   ------------      ------------
CURRENT ASSETS:
   Accounts receivable, net of allowance for doubtful
      accounts of $133,000 and $225,000, respectively     $  4,753,979      $  4,832,658
   Inventories                                               4,002,421         5,373,829
   Prepaid expenses and other                                  230,014           214,776
   Income tax receivable                                     1,195,409           499,932
   Deferred tax asset                                          224,800           224,800
                                                          ------------      ------------
           Total current assets                             10,406,623        11,145,995
                                                          ------------      ------------
PROPERTY, PLANT AND EQUIPMENT                               12,307,882        12,729,209
   Less- Accumulated depreciation                           (3,951,930)       (3,931,495)
                                                          ------------      ------------
           Property, plant and equipment-net                 8,355,952         8,797,714
                                                          ------------      ------------
CONSTRUCTION IN PROCESS                                      5,434,720         1,853,723

RESTRICTED CASH AND INVESTMENTS                              2,260,374         5,048,981

RECEIVABLE FROM RELATED PARTY                                  318,882           280,000

INTANGIBLE ASSETS, net of accumulated amortization
   of $626,871 and $459,759, respectively                    5,440,749         5,607,861

OTHER ASSETS                                                   415,986           467,304
                                                          ------------      ------------
      TOTAL ASSETS                                        $ 32,633,286      $ 33,201,578
                                                          ============      ============



                             SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)


                                                           June 30,       December 31,
     LIABILITIES AND STOCKHOLDERS' EQUITY                    1999            1998
     ------------------------------------                -----------      -----------
CURRENT LIABILITIES:
   Bank overdraft                                       $    801,706      $   805,304
   Accounts payable                                        1,412,878        2,348,090
   Accrued expenses                                        1,578,218        1,734,282
   Current maturities on long-term debt (see note 5)      16,850,000        1,148,924
   Current portion of capital lease obligation                33,122           32,450
                                                         -----------      -----------
           Total current liabilities                      20,675,924        6,069,050

LONG-TERM DEBT                                                    --       14,306,818

CAPITAL LEASE OBLIGATION                                      18,983           38,299

DEFERRED TAX LIABILITY                                       158,500          158,500
                                                         -----------      -----------
           Total liabilities                              20,853,407       20,572,667
                                                         -----------      -----------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.05 par value;
      4,000,000 shares authorized: no issued and
      outstanding shares                                          --               --
   Common stock, $.05 par value; 15,000,000 shares
      authorized;  2,828,577 and 2,798,391 shares
      issued and outstanding, respectively                   141,429          139,920
   Additional paid-in capital                              7,109,263        7,022,450
   Deferred compensation                                     (46,407)         (54,845)
   Retained earnings                                       4,575,594        5,521,386
                                                         -----------      -----------
                                                          11,779,879       12,628,911
                                                         -----------      -----------
      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $32,633,286      $33,201,578
                                                         ===========      ===========



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

                                   (UNAUDITED)


                                                  Three months ended                  Six months ended
                                                       June 30,                           June 30,
                                                1999             1998               1999             1998
                                                ----             -----              ----             ----
NET SALES                                  $  7,737,924      $ 11,372,968      $ 17,444,185      $ 20,868,122

COST OF PRODUCTS SOLD                         6,924,649         9,000,356        14,768,711        16,515,635
                                           ------------      ------------      ------------      ------------
           Gross profit                         813,275         2,372,612         2,675,474         4,352,487
                                           ------------      ------------      ------------      ------------
COSTS AND EXPENSES:
   General and administrative expenses          927,743           749,701         1,882,107         1,358,038
   Selling expenses                             388,733           478,123           783,185         1,000,623
   New facility start up costs                  143,735                --           208,958                --
   Plant closing costs                          549,298                --           549,298                --
   Impairment of long-lived assets              188,079                --           188,079                --
   Costs related to sale of bonding
      business                                  199,007                --           199,007                --
                                           ------------      ------------      ------------      ------------
                                              2,396,595         1,227,824         3,810,634         2,358,661
                                           ------------      ------------      ------------      ------------
INCOME (LOSS) FROM OPERATIONS                (1,583,320)        1,144,788        (1,135,160)        1,993,826

OTHER INCOME (EXPENSE):
   Other income                                   1,583             5,482             8,315             5,482
   Interest expense                            (217,172)          (94,297)         (426,749)         (123,647)
   Interest income                                  274               796             1,802             2,085
                                           ------------      ------------      ------------      ------------
           Income (loss) before income
              taxes                          (1,798,635)        1,056,769        (1,551,792)        1,877,746

INCOME TAX BENEFIT (EXPENSE)                    708,000          (420,000)          606,000          (732,000)
                                           ------------      ------------      ------------      ------------
NET INCOME (LOSS)                          $ (1,090,635)     $    636,769      $   (945,792)     $  1,145,746
                                           ============      ============      ============      ============
NET INCOME (LOSS) PER SHARE
           Basic                           $      (0.39)     $       0.23      $      (0.34)     $       0.41
                                           ============      ============      ============      ============
           Diluted                         $      (0.39)     $       0.22      $      (0.34)     $       0.39
                                           ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
           Basic                              2,817,891         2,796,636         2,815,685         2,766,149
                                           ============      ============      ============      ============
           Diluted                            2,817,891         2,932,188         2,815,685         2,901,232
                                           ============      ============      ============      ============



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                   (UNAUDITED)




                                                            Additional
                                       Common Stock           Paid-In       Deferred      Retained
                                   Shares        Amount       Capital     Compensation    Earnings
                                  ---------   -----------   -----------   -----------    -----------
Balances, December 31, 1998       2,798,391   $   139,920   $ 7,022,450   $   (54,845)   $ 5,521,386

   Common stock issued for
      stock option exercises         19,500           974        52,150            --             --

   Amortization of deferred
      compensation                       --            --            --         8,438             --

   Common stock issued in
      connection with the
      employee stock purchase
      plan                           10,686           535        34,663            --             --

   Net loss                              --            --            --            --       (945,792)
                                  ---------   -----------   -----------   -----------    -----------
Balances, June 30, 1999           2,828,577   $   141,429   $ 7,109,263   $   (46,407)   $ 4,575,594
                                  =========   ===========   ===========   ===========    ===========



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                1999          1998
                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  (945,792)  $ 1,145,746
   Adjustments to reconcile net income
      to net cash from operating activities-
         Depreciation                                           532,013       447,149
         Amortization                                           167,110        69,281
         Amortization of deferred compensation                    8,438            --
         Impairment of long-lived assets                        188,079            --
         Change in (excluding acquisitions)-
           Accounts receivable, net                              78,679    (1,594,629)
           Inventories                                        1,371,408       417,603
           Prepaid expenses and other                           (15,238)     (185,041)
           Income tax receivable                               (695,477)      258,294
           Bank overdraft                                        (3,598)      269,541
           Accounts payable                                    (935,212)     (809,351)
           Accrued expenses                                    (156,064)     (117,078)
                                                            -----------   -----------
           Net cash flows from operating activities            (405,654)      (98,485)
                                                            -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Release of restricted cash and investments                 2,788,607            --
   Cash paid in connection with the construction
      of the new facility                                    (3,580,997)           --
   Purchase of AMK assets                                            --      (905,873)
   Purchase of Spin Forge assets                                     --    (2,348,589)
   Acquisition of property, plant and equipment                (278,328)     (351,727)
   Loan to related party                                        (38,882)     (280,000)
   Change in other noncurrent assets                             51,318       (96,462)
                                                            -----------   -----------
           Net cash flows from investing activities          (1,058,282)   (3,982,651)
                                                            -----------   -----------



                         SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)


                                                             1999           1998
                                                          ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on line of credit, net                       1,400,000     3,955,000
   Payments on long-term debt                                 (5,742)      (52,785)
   Payments on capital lease obligation                      (18,644)      (12,831)
   Net proceeds from issuance of common stock                 88,322       137,943
                                                          ----------    ----------
           Net cash flows from financing activities        1,463,936     4,027,327
                                                          ----------    ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                         --       (53,809)

CASH AND CASH EQUIVALENTS, beginning of the period                --        53,809
                                                          ----------    ----------
CASH AND CASH EQUIVALENTS, end of the period              $       --    $       --
                                                          ==========    ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:
      Cash paid during the period for-
         Interest, net of amounts capitalized             $  283,191    $   66,820
                                                          ==========    ==========
         Income taxes                                     $    6,518    $  344,587
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

Certain prior period amounts have been reclassified to conform to the current year presentation.

2.  NEW ACCOUNTING PRINCIPLE

The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133, as amended, is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

3.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:

                                      June 30,     December 31,
                                        1999           1998
                                        ----           ----

        Raw Materials               $1,705,890     $1,534,800
        Work-in-Process              2,127,817      3,614,485
        Supplies                       168,714        224,544
                                    ----------     ----------
                                    $4,002,421     $5,373,829
                                    ==========     ==========


4.  CONSTRUCTION IN PROCESS

The construction in process balance of $5,434,720 represents costs incurred through June 30, 1999 related to the construction of the Company's new manufacturing facility and acquisition of related manufacturing equipment for the Company's explosive metalworking business. Construction began in September 1998 and is expected to be completed during the third quarter of 1999, at which time the assets placed in service will be depreciated consistent with other similar assets of the Company. The project is being financed using proceeds from the issuance of industrial development revenue bonds (the "Bonds") . The Company is capitalizing the interest expense related to the Bonds net of the interest earned on the investments purchased with the excess proceeds. The portion of the borrowings on the bonds not yet expended for construction was $2,260,374 (which includes accrued interest) as of June 30, 1999 and was classified as restricted cash and investments (non-current) in the accompanying balance sheet. The proceeds are held by a trustee until qualified expenditures are made and reimbursed to the Company.

5.  LONG-TERM DEBT

Long-term debt consists of the following at June 30, 1999 and December 31, 1998:

                                            June 30,       December, 31
                                             1999             1998
                                             ----             ----

        Lines of credit                 $ 10,000,000      $  8,600,000
        Industrial development
          revenue bonds                    6,850,000         6,850,000
        Notes payable to financial
          institution                             --             5,742
                                        ------------      ------------
        Total long-term debt              16,850,000        15,455,742
        Less current maturities          (16,850,000)       (1,148,924)
                                        ------------      ------------

                                        $         --      $ 14,306,818
                                        ============      ============

As a result of the operating loss incurred by the Company during the three months ended June 30, 1999, the Company violated certain financial covenants under both its amended and restated credit facility with its bank and its reimbursement agreement relating to the bank's letter of credit that supports payment of principal and interest under the industrial development revenue bonds. The Company has received a waiver letter from its bank that waives compliance with these covenant requirements until September 30, 1999. Since the waiver extends only through September 30, 1999 and covenant violations are likely to continue beyond this date, generally accepted accounting principles require that the entire amount of the subject debt be classified as a current liability. The Company believes that proceeds from the pending sale of certain assets of the Explosive Metalworking Group (see note 8) will enable the Company to fully retire the bonds and repay the majority of these debt obligations by the end of 1999. After the sale closes, the Company expects to negotiate a new credit facility with its bank.

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

The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and six months ended June 30, 1999 and 1998 as follows:

                                                         Explosive
                                                        Metalworking     Aerospace         Total
                                                        ------------    -----------     -----------
For the three months ended June 30, 1999:
Net sales                                               $ 4,529,853     $ 3,208,071     $ 7,737,924
                                                        ===========     ===========     ===========
Depreciation and amortization                           $   198,897     $   176,237     $   375,134
                                                        ===========     ===========     ===========

Income (loss) from operations                           $(1,853,809)    $   270,489     $(1,583,320)
Unallocated amounts:
   Other income                                                                               1,583
   Interest expense                                                                        (217,172)
   Interest income                                                                              274
                                                                                        -----------
      Consolidated loss before income tax provision                                     $(1,798,635)
                                                                                        ===========

                                                         Explosive
                                                        Metalworking     Aerospace         Total
                                                        ------------    -----------     -----------

For the three months ended June 30, 1998:
Net sales                                               $ 9,010,723     $ 2,362,245     $11,362,968
                                                        ===========     ===========     ===========
Depreciation and amortization                           $   207,951     $    81,162     $   289,113
                                                        ===========     ===========     ===========

Income from operations                                  $   913,446     $   231,342     $ 1,144,788
Unallocated amounts:
   Other income                                                                               5,482
   Interest expense                                                                         (94,297)
   Interest income                                                                              796
                                                                                        -----------
      Consolidated income before income tax provision                                   $ 1,056,769
                                                                                        ===========

                                                         Explosive
                                                        Metalworking     Aerospace         Total
                                                        ------------    -----------     -----------

For the six months ended June 30, 1999:
Net sales                                               $10,895,341     $ 6,548,844     $17,444,185
                                                        ===========     ===========     ===========
Depreciation and amortization                           $   364,424     $   350,134     $   714,558
                                                        ===========     ===========     ===========






Income (loss) from operations                           $(1,818,824)    $   683,664     $(1,135,160)
Unallocated amounts:
   Other income                                                                               8,315
   Interest expense                                                                        (426,749)
   Interest income                                                                            1,802
                                                                                        -----------
      Consolidated loss before income tax provision                                     $(1,551,792)
                                                                                        ===========

                                                         Explosive
                                                        Metalworking     Aerospace         Total
                                                        ------------    -----------     -----------

For the six months ended June 30, 1998:
Net sales                                               $17,706,516     $ 3,161,606     $20,868,122
                                                        ===========     ===========     ===========
Depreciation and amortization                           $   407,360     $   109,070     $   516,430
                                                        ===========     ===========     ===========

Income from operations                                  $ 1,515,632     $   478,194     $ 1,993,826
Unallocated amounts:
   Other income                                                                               5,482
   Interest expense                                                                        (123,647)
   Interest income                                                                            2,085
                                                                                        -----------
      Consolidated income before income tax provision                                   $ 1,877,746
                                                                                        ===========


All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                                                   For the three months ended June 30,
                                                                             1999           1998
                                                                             ----           ----
                                                                        -----------     -----------
United States                                                           $ 7,303,003     $ 8,969,497
Canada                                                                      351,441       2,038,684
Australia                                                                    36,800          31,777
Other foreign countries                                                      46,680         333,010
                                                                        -----------     -----------
Total consolidated net sales                                            $ 7,737,924     $11,372,968
                                                                        ===========     ===========

                                                                   For the six months ended June 30,
                                                                             1999           1998
                                                                             ----           ----
                                                                        -----------     -----------

United States                                                           $16,068,278     $16,601,843
Canada                                                                    1,031,191       2,720,569
Australia                                                                   149,626              --
Other foreign countries                                                     195,090       1,545,710
                                                                        -----------     -----------
Total consolidated net sales                                            $17,444,185     $20,868,122
                                                                        ===========     ==========

During the three months and six months ended June 30, 1999, one customer accounted for 13% and 14% of net sales, respectively. During the three months and six months ended June 30, 1998, no one customer accounted for more than 10% of net sales.

7.  PLANT CLOSING/ IMPAIRMENT OF LONG-LIVED ASSETS

On April 22, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad plate manufacturing facility. The Company recorded non-recurring charges of $549,298 in the second quarter of 1999 to cover costs associated with this plant closing. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses to be incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility in July.

In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that will be abandoned and have negligible fair market values. Accordingly, the Company recorded asset impairment write-downs of $188,079 during the second quarter of 1999. The impaired assets, which after the write-down have no carrying value, will be disposed of in the third and fourth quarters of 1999.

The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold.

8.  DIVESTITURE OF EXPLOSIVE METALWORKING BUSINESS SEGMENT

On June 23, 1999, the Company announced that it had entered into an agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK, Inc. ("AMETEK") for approximately $17 million. The closing of the transaction is expected to occur in the third or fourth quarter of 1999, pending the satisfaction of certain conditions. The sale will enable DMC to focus its business strategy on consolidating suppliers in the aerospace manufacturing industry through the acquisition of complementary businesses. Upon the closing of this sale, the Company's Explosive Metalworking business segment will be discontinued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the Condensed Financial Statements included elsewhere within this quarterly report. Fluctuations in annual and quarterly operating results may occur as a result of certain factors such as the size and timing of customer orders and competition. Due to such fluctuations, historical results and percentage relationships are not necessarily indicative of the results for any future period. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to the following: the proposed sale of certain assets of the Company's Explosive Metalworking Group, the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; construction-related delays and associated costs; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at the Company's facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. The Company further directs readers to the factors discussed in the Company's Form 10-K for the year ended December 31, 1998.


        GENERAL

Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad( and Detaclad(R) technologies. The Explosive Metalworking Group comprised a substantial portion of the Company's business until 1998 when the Company formed its Aerospace Group as a result of the acquisition of AMK Welding, Inc. ("AMK"), Spin Forge, LLC ("Spin Forge") and Precision Machined Products, Inc. ("PMP"). The revenues from the Aerospace Group accounted for 22% of the Company's revenues and 51% of the Company's operating income for the year ended December 31, 1998. The proportion of revenues accounted for by the Aerospace Group for the quarter and six months ended June 30, 1999 was 41% and 38%, respectively, compared to 21% and 15% for the comparable periods of 1998.

On June 23, 1999, the Company announced that it had entered into an agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK for approximately $17 million. The closing of the transaction is expected to occur in the third or fourth quarter of 1999, pending the satisfaction of certain conditions. The sale will enable DMC to focus its business strategy on consolidating suppliers in the aerospace manufacturing industry through the acquisition of complementary businesses. Upon the closing of this sale, the Company's Explosive Metalworking business segment will be discontinued.

        EXPLOSIVE METALWORKING GROUP. Clad metal products are used in manufacturing processes or environments which involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, the Company fabricates clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, the Company has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry. The Company believes that its clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes shock synthesis of synthetic diamonds and, through the first half of 1999, included explosive forming of metal parts. Concurrent with the closing of its Colorado explosive metalworking manufacturing facility in July, the Company discontinued its explosive forming manufacturing activities.

        AEROSPACE GROUP. Formed metal products are made from sheet metal and forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances. Metal forming is accomplished through traditional forming technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Assembly and fabrication services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries.

        STRATEGY. The Company is continually working to generate solutions to the materials needs of customers in its target markets. Key elements of the Company's strategy include continual improvement of its basic processes and product offerings and the acquisition of businesses that broaden or complement the Company's existing product lines. The Company completed three separate acquisitions during 1998. In January 1998, the Company completed its acquisition of AMK, a supplier of commercial aircraft and aerospace-related automatic and manual gas tungsten and arc welding services. The Company completed its acquisition of Spin Forge, one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for commercial aerospace and defense industries, in March 1998. In December 1998, the Company completed its acquisition of PMP, a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries.

        RISKS. The Company has experienced and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the changes related to the recent closing of the Company's Colorado manfuacuring facility, timing and size of orders from major customers, worldwide industry demand, customer inventory levels, shifts in product mix, the occurrence of acquisition-related costs and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.


        YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. For the past year and a half, the Company has pursued a two-prong approach to the Year 2000 issue.

The first prong has and continues to involve an internal evaluation of the Company's computer systems. The Company has completed a risk assessment to identify Year 2000 priorities by analyzing and determining whether the Year 2000 related risks were low, medium or high and whether the business impact would be marginal, manageable, critical or fatal for each system and device that may be affected by the Year 2000 issue. Based on this risk assessment, the Company determined that its first priority would be evaluating its MRP software. The Company found this software to be Year 2000 compliant as certified by the vendor and through internal testing. The Company continued this procedure for each of the areas identified during its risk assessment as follows. The Company's hardware was tested by advancing dates and checking for power-off date changes and power-on date changes as well as software and hardware operation at the advanced dates. Based upon those tests the Company believes its hardware to be Year 2000 compliant. The Company's network operating system became Year 2000 compliant with the installation of a patch from the vendor in January 1999. The Company expects that its desktop applications will be Year 2000 compliant before the end of the third quarter of 1999 with the announced patches that are forthcoming from various vendors. Finally, the Company has determined through testing that its various computer controlled manufacturing equipment is either Year 2000 compliant or will not have any adverse effects on manufacturing processes in the Year 2000.

The second prong of the Company's approach, which the Company began to emphasize in the second and third quarter of 1998 and expects to complete before the end of the third quarter of 1999, is an integrated process of working with suppliers and customers to ensure that the flow of goods, services or payments will not be interrupted because of Year 2000 issues. To achieve this, the Company has been working to implement mechanical or manual workarounds even if Year 2000 problems arise. In many cases, such workarounds are already in place. Additionally, the Company is requesting that its suppliers and customers include language in their material subcontractor and consulting agreements that request these third parties to be "internally" Year 2000 capable.

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

The Company has not incurred any material historical Year 2000 costs to date. Management expects future incremental Year 2000 project costs to be minimal since all Year 2000 compliance work is expected to be performed by Company employees. Management expects, but makes no assurance that, future Year 2000 project costs will not have a material adverse effect on its financial condition and results of operations.

The Company has not yet formulated contingency plans in the event that systems are not Year 2000 compliant. While management does not believe there to be significant Year 2000 risks for the Company, manual workarounds will be developed as part of the Company's Year 2000 compliance program.

              Quarter Ended June 30, 1999 Compared to June 30, 1998

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                             PERCENTAGE OF NET SALES
                                THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                      1999       1998                 1999        1998
                                      ----       ----                 ----        ----
Net Sales                            100.0%     100.0%               100.0%      100.0%
Cost of Products Sold                 89.5%      79.1%                84.7%       79.1%
                                      -----      -----                -----       -----
Gross Margin                          10.5%      20.9%                15.3%       20.9%

General & Administrative              12.0%       6.6%                10.8%        6.5%
Selling Expenses                       5.0%       4.2%                 4.5%        4.8%
New Facility Start-up Costs            1.9%         --                 1.2%          --
Plant Closing Costs                    7.1%         --                 3.1%          --
Asset Impairments                      2.4%         --                 1.1%          --
Costs related to sale of
   bonding business                    2.6%         --                 1.1%          --
Income (Loss) from Operations        -20.5%      10.1%                -6.5%        9.6%
Interest Expense                       2.8%       0.8%                 2.4%        0.6%
Income Tax (Expense) Benefit           9.2%      -3.7%                 3.5%       -3.5%
Net Income (Loss)                    -14.1%       5.6%                -5.4%        5.5%


NET SALES. Net sales for the quarter ended June 30, 1999 decreased 32.0% to $7,737,924 from $11,372,968 in the second quarter of 1998. The Company's Aerospace Group, which was formed in 1998 as a result of the acquisitions of AMK, Spin Forge and PMP, contributed $3,208,070 (41.5% of total sales) to second quarter 1999 sales versus sales of $2,362,245 (20.8% of total sales) in the second quarter of 1998. Sales by the Company's Explosive Metalworking Group, which includes explosion bonding of clad metal, explosively formed metal products and shock synthesis of synthetic diamonds, decreased 49.7% from $9,010,723 in the second quarter of 1998 to $4,529,854 in the second quarter of 1999. For the six months ended June 30, 1999, net sales decreased 16.4% to $17,444,185 from $20,868,122 for the comparable period of 1998. Aerospace Group sales for the six months ended June 30, 1999 totaled $6,548,844 (37.5% of total sales), an increase of 107% from sales of $3,161,606 (15.1% of total sales) reported for the comparable period of 1998. These increases were largely due to the December 1, 1998 acquisition of PMP whose results are included in the Aerospace Group's sales and operating income calculations for 1999 but not 1998. Sales by the Explosive Metalworking Group for the comparable six-month period decreased by 38.5% from $17,706,516 in 1998 to $10,895,342 in 1999. The decreases in Explosive Metalworking Group sales for both the three-month and six-month periods reflect what management believes is a temporary slowdown in global market demand for explosion bonded clad metal plate that is expected to continue for at least the remainder of 1999.

GROSS PROFIT. As a result of the sharp decline in the Company's net sales, gross profit for the quarter ended June 30, 1999 decreased by 65.9% to $813,275 from $2,372,612 in the second quarter of 1998. The gross profit margin for the quarter ended June 30, 1999 was 10.5%, representing a 50% decline from the gross profit margin of 20.9% for the second quarter of 1998. For the six months ended June 30,

1999, gross profit decreased 38.5% to $2,675,474 from $4,352,487 in the comparable period of 1998. The gross profit margin for the six months ended June 30, 1999 was 15.3%, representing a 26.8% decline from the gross profit margin of 20.9% for the first six months of 1998. The gross profit margin for the Company's Explosive Metalworking Group decreased from 20.6% in the second quarter of 1998 to a negative gross margin of 0.3% in the second quarter of 1999. For the comparable six-month periods, Explosive Metalworking gross margins decreased from 20.0% in 1998 to 7.8% in 1999. The significant decrease in gross profit margins for the Explosive Metalworking Group are due to unfavorable fixed manufacturing overhead cost variances associated with the sharp declines in production and sales of clad plate and a significant reduction in sales of higher margin explosively formed products. Concurrently with the closing of its Colorado manufacturing facility in July 1999, the Company discontinued its explosive forming manufacturing activities. The gross profit margin for the Aerospace Group was 25.8% for the quarter ended June 30, 1999 as compared to 22.4% in the second quarter of 1998. For the comparable six-month periods, Aerospace Group gross margins increased from 26.5% in 1998 to 27.9% in 1999.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended June 30, 1999 increased 23.7% to $927,743 from $749,701 in the second quarter of 1998. This increase of $178,042 reflects an increase of $143,135 in direct general and administrative expenses of the Company's Aerospace Group. For the six months ended June 30, 1999, general and administrative expenses increased 38.6% to $1,882,107 from $1,358,038 in the comparable period of 1998. The increase of $524,069 for the six-month period includes a $464,152 increase in direct Aerospace Group general and administrative expenses. The increases in direct general and administrative expenses of the Aerospace Group relate to the timing of the 1998 acquisitions of AMK, Spin Forge and PMP which were completed on January 5, March 18 and December 1, 1998, respectively. As a percentage of net sales, general and administrative expenses increased from 6.6% in the second quarter of 1998 to 12.0% for the quarter ended June 30, 1999 and from 6.5% to 10.8% for the comparable six- month periods. These increased percentages are largely attributable to the significant decrease in sales by the Explosive Metalworking Group.

SELLING EXPENSE. Selling expenses decreased by 18.7% to $388,733 for the quarter ended June 30, 1999 from $478,123 in the second quarter of 1998. For the six months ended June 30, 1999, selling expenses decreased 21.7% to $783,185 from $1,000,623 in the comparable period of 1998. These decreases reflect lower expense levels in a number of categories, including compensation and benefits, advertising and promotion, reserves for bad debts and travel and entertainment expenses. Selling expenses as a percentage of net sales increased from 4.2% in the second quarter of 1998 to 5.0% for the quarter ended June 30, 1999, and decreased from 4.8% for the six months ended June 30, 1998 to 4.5% for the comparable period of 1999.

START-UP COSTS. Starting in the third quarter of 1998, the Company began to separately report the start-up costs associated with the construction of the new facility in Pennsylvania. Start-up costs for the quarter and six months ended June 30, 1999 totaled $143,735 and $208,958, respectively, and include salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this project. The Company will continue to incur and separately report start-up costs until the new facility commences operations during the third quarter of 1999.

PLANT CLOSING COSTS. On April 23, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosive metalworking manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based explosive metalworking manufacturing facility. The Company recorded non-recurring charges of

$549,298 in the second quarter of 1999 to cover costs associated with this plant closing. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses to be incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility in July.

IMPAIRMENT OF LONG-LIVED ASSETS. In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that will be abandoned and have negligible fair market values. Accordingly, the Company recorded asset impairment write-downs in the amount of $188,079 during the second quarter of 1999.

The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold.

COSTS RELATED TO SALE OF EXPLOSIVE METALWORKING GROUP. On June 23, 1999, the Company announced that it had entered into an agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK for approximately $17 million. The closing of the transaction is expected to occur in the third or fourth quarter of 1999, pending the satisfaction of certain conditions. The sale will enable DMC to focus its business strategy on consolidating suppliers in the aerospace manufacturing industry through the acquisition of complementary businesses. Upon the closing of this sale, the Company's Explosive Metalworking business segment will be discontinued. In connection with the pending sale of the Company's Explosive Metalworking Group, the Company recorded expenses of $199,007 for both the three and six months ended June 30, 1999. These expenses relate principally to investment banking, legal and other third party fees associated with the pending sales transaction and will continue to be incurred by the Company until the expected closing of the sale in the third or fourth quarter of 1999.

INCOME (LOSS) FROM OPERATIONS. For the second quarter ended June 30, 1999, the Company reported a $1,583,320 loss from operations compared to income from operations of $1,144,788 for the second quarter of 1998. This decrease is a result of the 32% decrease in net sales in the second quarter ended June 30, 1999 as compared to the comparable quarter in 1998 and non-recurring charges incurred in the second quarter of 1999 in the aggregate amount of $1,080,119 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with the pending sale of the Company's Explosive Metalworking Group. For the six months ended June 30, 1999, the Company reported an operating loss of $1,135,160 compared to income from operations of $1,993,826 in the comparable period of 1998. This decrease is a result of the 16.4% decrease in sales for the six month period and non-recurring charges in the aggregate amount of $1,145,342 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with the pending sale of the Company's Explosive Metalworking Group. For the quarter and six months ended June 30, 1999, the Company's Aerospace Group reported income from operations of $270,489 and $683,664, respectively, as compared to $231,342 and $478,194 for the respective comparable periods of 1998. For the quarter and six months ended
June 30, 1999, the Company's Explosive Metalworking Group reported a loss from operations of $1,853,809 and $1,818,824, respectively, as compared to income from operations of $913,446 and $1,516,632 for the respective comparable periods of 1998.

INTEREST EXPENSE. Interest expense increased to $217,172 for the quarter ended June 30, 1999 from $94,297 in the second quarter of 1998. For the six months ended June 30, 1999, interest expense increased to $426,749 from $123,647 in the comparable period of 1998. These increases are principally due to borrowings under the Company's revolving line of credit with with the Company's financial institutions that were required to finance the AMK, Spin Forge and PMP acquisitions.

INCOME TAX BENEFIT (EXPENSE). Due to losses before income taxes and the ability to carry-back losses to prior years in which the Company generated taxable income, the Company recorded tax benefits of $708,000 and $606,000 for the quarter and six months ended June 30, 1999. For the comparable periods of 1998, the Company recorded income tax expense of $420,000 and $732,000, respectively. For the quarter and six months ended June 30, 1999, the effective tax rate was 39.4% and 39.1%, respectively, as compared to 39.7% and 39.0% for the comparable 1998 periods.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In connection with the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility ("Original Line") with its financial institution in July of 1996. The Original Line was to expire on July 19, 1999, at which time all or part of the outstanding balance could have been converted to a term loan which would mature on July 19, 2003. The maximum amount available under the line of credit was subject to borrowing base restrictions that were a function of defined balances in accounts receivable, inventory, real property and equipment.

On November 30, 1998 the Company and its financial institution entered into an amended and restated credit facility and security agreement which was further amended on December 31, 1998. The amended credit facility allows for maximum borrowings of $14,000,000 under the following three separate lines of credit: an "acquisition line" of $5,700,000, an "accommodation line" of $2,300,000 and a "working capital line" of $6,000,000 (subject to borrowing base restrictions). Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the acquisition line become permanently reduced by $259,091, with ultimate maturity on December 31, 2004. Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the accommodation line become permanently reduced by $230,000, with ultimate maturity on December 31, 2001. The working capital line expires on November 30, 2000. At the Company's option, the borrowings under the acquisition line and working capital line may be in the form of loans bearing an interest rate of 1 to 2% above the Libor rate, depending on certain financial ratios, or loans bearing an interest rate of 2% above the Federal Funds rate. Loans under the accommodation line bear interest at .25% above the bank's Prime Rate. The lines of credit are secured by the Company's accounts receivable, inventory and property, plant and equipment. Outstanding borrowings at June 30, 1999 on the acquisition line, accommodation line and working capital line totaled $5,700,000, $2,300,000 and $2,000,000, respectively.

In March 1998, the Company's Board of Directors approved the Company's proposal to build a new manufacturing facility in Pennsylvania at a cost of approximately $6.8 million. The project is being financed with proceeds from $6,850,000 in industrial development revenue bonds issued by Fayette County Industrial Development Authority (IDA). The Company closed its loan agreement with Fayette County IDA on September 17, 1998 and has established a bank letter of credit in favor of the bond trustee for the principal amount of the bonds plus 98 days of accrued interest. The letter of credit is secured by the Company's accounts receivable, inventory, property, plant and equipment, and bond proceeds not yet expended for construction of the facility and purchase of related equipment (classified as "Restricted Cash and Investments" on the Condensed Balance Sheets). Construction of the new facility began during the third quarter of 1998, and the new facility should become fully operational during the second half of 1999.

During the six months ended June 30, 1999, the Company used $405,654 in cash to fund operating activities as compared to using $98,485 during the first six months of 1998. The principal sources of cash flow from operations for the six months ended June 30, 1999 were depreciation and amortization charges of $722,998 and a decrease in inventories of $1,371,408. These sources of operating cash flow were more than offset by the net loss of $945,792, a $695,477 increase in income tax receivable and a $1,091,276 decrease in accounts payable and accrued expenses. Investing activities for the six months ended June 30, 1999 used $1,058,282 of cash, including expenditures of $3,580,997 on the new Pennsylvania manufacturing facility and $278,328 for other capital expenditures, and are stated net of $2,788,607 in reimbursement of bond proceeds from the trustee. Financing activities provided $1,463,936 of net cash for the six months ended June 30, 1999, including new line of credit borrowings of $1,400,000.

As a result of the operating loss the Company incurred for the quarter ended June 30, 1999, the Company violated certain financial covenants under both its amended and restated credit facility with its bank and its reimbursement agreement relating to the bank's letter of credit that supports payment of principal and interest under the industrial development revenue bonds. The Company has received a waiver from the bank that waives compliance with these covenant requirements until September 30, 1999. Proceeds from the pending sale to AMTEK of a substantial portion of the the Company's Explosive Metalworking Group would enable the Company to redeem $6,850,000 in outstanding industrial development revenue bonds and retire the majority of outstanding borrowings under its credit facility. Additionally, the closing of the sale would likely require significant amendments to the existing credit facility or replacement of this facility with a new facility. While the closing of the transaction with AMETEK is dependent on the satisfaction of certain conditions, management is not currently aware of any circumstances that would result in the Company's failure to satisfy any of these conditions. If the sale does not close on or before September 30, 1999 and the Company fails to meet financial covenants as of that date, the Company believes that its financial institution will extend the current waiver if the closing of the sale is expected to occur within a reasonable time period.

Although the Company believes that the closing of the transaction with AMETEK will occur during the third or fourth quarter of 1999, if the sale does not close as expected and sales by its Explosive Metalworking Group continue to be depressed, the Company is likely to incur additional operating losses. Such operating losses could result in continued violation of financial covenants and failure by the Company to meet debt service requirements under its existing credit facilities. If this were to occur, a major restructuring of the Company's credit facilities would be required.

Assuming that the closing of the transaction with AMETEK occurs as expected, the Company believes that its cash flow from operations and funds expected to be available under an amended or new credit facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the line of credit could negatively affect the Company's ability to meet its future cash requirements. In addition, the Company plans to grow both internally and through the acquisition of complementary businesses. A significant acquisition may require the Company to secure additional debt or equity financing. While the Company believes it would be able to secure such additional financing at reasonable terms, there is no assurance that this would be the case.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on May 21, 1999. At the Annual Meeting, the stockholders of the Company (i) elected the person listed below to serve as a director of the Company until the 2002 Annual Meeting of Shareholders or until his successor is elected, (ii) approved the amendment and restatement of the Company's Employee Stock Purchase Plan and increased the aggregate number of shares of Common Stock authorized for issuance under such plan by 75,000 shares, (iii) ratified the selection of Arthur Andersen LLP as independent accountants of the Company for its fiscal year ending December 31, 1999.

         The Company had 2,817,891 shares of Common Stock outstanding as of April 15, 1999, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 2,819,491 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

PROPOSAL 1: ELECTION OF DIRECTOR

                        VOTING SHARES    VOTING SHARES    VOTING SHARES
         DIRECTOR         IN FAVOR          AGAINST         WITHHELD

       Dean K. Allen      2,814,531           --              4,960


PROPOSAL 2: APPROVAL OF THE AMENDMENT AND RESTATEMENT OF THE
            EMPLOYEE STOCK PURCHASE PLAN

       VOTING SHARES    VOTING SHARES    VOTING SHARES     BROKER
         IN FAVOR          AGAINST          ABSTAIN       NON-VOTES

         1,979,584           48,766           2,840         788,301


PROPOSAL 3: RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

       VOTING SHARES    VOTING SHARES    VOTING SHARES
          IN FAVOR         AGAINST          ABSTAIN
         2,808,832            8,389           2,270


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit Number        Description of Exhibit
--------------        ----------------------

     2.1 Asset Purchase Agreement, dated as of June 22, 1999, by and between the Company and AMETEK, Inc. (incorporated herein by reference to Form 8-K filed on July 25, 1999).

    10.1 Change of Control Agreement, dated as of March 26, 1999, by and between the Company and Joseph P. Allwein.

    10.2 Change of Control Agreement, dated as of March 26, 1999, by and between the Company and Richard A. Santa.

    10.3 Change of Control Agreement, dated as of March 26, 1999, by and between the Company and Mark W. Jarman.

    10.4 Engagement Letter, dated as of January 19, 1999, by and between the Company and The Wallach Company, Inc. (incorporated herein by reference to Form 8-K filed on July 25, 1999).

    99.1 Press Release dated February 25, 1999 (incorporated herein by reference to Form 8-K filed on February 25, 1999).

    99.2 Press Release dated June 23, 1999 (incorporated herein by reference to Form 8-K filed on July 25, 1999).

    27                Financial Data Schedule

(b) A report on Form 8-K was filed on June 25, 1999 reporting that the Company had entered into an Asset Purchase Agreement, dated as of June 22, 1999, to sell certain assets relating to its Explosive Metalworking Group to AMETEK.

        A report on Form 8-K was filed on February 25, 1999 reporting the fourth quarter 1998 and December 31, 1998 year end financial results.

                                   SIGNATURES




        In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                            DYNAMIC MATERIALS CORPORATION

                                            (Registrant)







Date:   August 13, 1999                      /s/ RICHARD A. SANTA
                                            ------------------------------------
                                            Richard A. Santa, Vice President of
                                            Finance and Chief Financial Officer
                                            (Duly Authorized Officer and
                                            Principal Financial and Accounting
                                            Officer)