Form 10-Q
period 1999-09-30
DYNAMIC MATERIALS CORP
filed 1999-11-15
CIK 34067

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934



               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999

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


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes
  X    No
-----     ------



      State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,828,577 SHARES OF COMMON STOCK AS OF OCTOBER 31,1999.

ITEM 1.  FINANCIAL STATEMENTS



                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                       September 30,   December 31,
                                                            1999           1998
                 ASSETS                                -------------   ------------

CURRENT ASSETS:
   Cash                                                 $     338,900  $        -
   Accounts receivable, net of allowance for doubtful
     accounts of $157,000 and $225,000, respectively        4,144,401   4,832,658
   Inventories                                              3,516,139   5,373,829
   Prepaid expenses and other                                 195,679     214,776
Income tax receivable                                       1,505,897     499,932
   Deferred tax asset                                         224,800     224,800
                                                        -------------  ----------
         Total current assets                               9,925,816  11,145,995
                                                        -------------  ----------
PROPERTY, PLANT AND EQUIPMENT                              18,188,158  12,729,209
   Less- Accumulated depreciation                          (4,252,240) (3,931,495)
                                                        -------------  ----------
         Property, plant and equipment-net                 13,935,918   8,797,714
                                                        -------------  ----------
CONSTRUCTION IN PROCESS                                       658,087   1,853,723

RESTRICTED CASH AND INVESTMENTS                             1,048,954   5,048,981

RECEIVABLE FROM RELATED PARTY                                 335,320     280,000

INTANGIBLE ASSETS, net of accumulated amortization
   of $710,154 and $459,759, respectively                   5,357,466   5,607,861

OTHER ASSETS                                                  367,991     467,304
                                                        -------------  ----------
     TOTAL ASSETS                                       $  31,629,552 $33,201,578
                                                        =============  ==========


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                           CONDENSED BALANCE SHEETS

                                  (UNAUDITED)


                                                       September 30,   December 31,
                                                            1999           1998
         LIABILITIES AND STOCKHOLDERS' EQUITY          -------------   ------------

CURRENT LIABILITIES:
   Bank overdraft                                      $         -    $   805,304
   Accounts payable                                         2,043,884   2,348,090
   Accrued expenses                                         1,108,464   1,734,282
   Current maturities on long-term debt (see note 5)       17,250,000   1,148,924
   Current portion of capital lease obligation                 33,122      32,450
                                                         ------------  ----------
         Total current liabilities                         20,435,470   6,069,050

LONG-TERM DEBT                                                -        14,306,818

CAPITAL LEASE OBLIGATION                                       10,789      38,299
DEFERRED TAX LIABILITY                                         22,500     158,500

DEFERRED GAIN                                                 141,889   -
                                                         ------------  ----------
         Total liabilities                                 20,610,648  20,572,667
                                                         ------------  ----------

STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.05 par value;
     4,000,000 shares authorized: no issued and
     outstanding shares                                        -           -
   Common stock, $.05 par value; 15,000,000 shares
     authorized;  2,828,577 and 2,798,391 shares
     issued and outstanding, respectively                     141,429     139,920
   Additional paid-in capital                               7,109,263   7,022,450
   Deferred compensation                                      (42,188)    (54,845)
   Retained earnings                                        3,810,400   5,521,386
                                                         ------------  ----------
                                                           11,018,904  12,628,911
                                                         ------------  ----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY          $ 31,629,552 $33,201,578
                                                         ============ ===========



                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

                                  (UNAUDITED)


                                           Three months ended               Nine months ended
                                             September 30,                    September 30,
                                           1999        1998                1999          1998
                                           ----        ----                ----          ----

NET SALES                            $  6,267,617   $ 9,675,750        $23,711,802     $30,543,872

COST OF PRODUCTS SOLD                   5,757,880     7,556,682         20,526,592      24,071,416
                                      -----------    ----------         ----------      ----------
         Gross profit                     509,737     2,119,068          3,185,210       6,472,456
                                      -----------    ----------         ----------      ----------
COSTS AND EXPENSES:
   General and administrative expenses    766,318     1,070,726          2,648,425       2,401,618
   Selling expenses                       357,579       387,550          1,140,764       1,387,822
   New facility start up costs            125,538        86,036            334,496         114,437
   Plant closing costs                     87,319             -            636,618               -
   Impairment of long-lived assets         (9,074)            -            179,004               -
   Costs related to sale of bonding
         business                          79,462             -            278,470               -
                                      -----------    ----------         ----------     -----------
                                        1,407,142     1,544,312          5,217,777       3,903,877
                                      -----------    ----------         ----------     -----------
INCOME (LOSS) FROM OPERATIONS            (897,405)      574,756         (2,032,567)      2,568,579

OTHER INCOME (EXPENSE):
   Other income                             3,340           141             10,815           5,625
   Interest expense                      (271,057)      (75,166)          (697,807)       (198,811)
   Interest income                            931         9,006              3,573          11,089
                                      -----------    ----------         ----------     -----------
       Income (loss) before income
          taxes                        (1,164,191)      508,737         (2,715,986)      2,386,482

INCOME TAX BENEFIT (EXPENSE)              399,000      (199,000)         1,005,000        (931,000)
                                      -----------    ----------         ----------     -----------
NET INCOME (LOSS)                    $   (765,191) $    309,737        $(1,710,986)    $ 1,455,482
                                      ===========    ==========         ==========     ===========

NET INCOME (LOSS) PER SHARE
         Basic                       $     (0.27)  $       0.11        $     (0.61)    $      0.52
                                      ===========    ==========         ==========     ===========
         Diluted                     $     (0.27)  $       0.11        $     (0.61)    $      0.50
                                      ===========    ==========         ==========     ===========

WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING
         Basic                         2,828,577      2,807,957          2,820,030       2,780,238
                                      ==========     ==========         ==========     ===========
         Diluted                       2,828,577      2,881,317          2,820,030       2,889,732
                                      ==========     ==========         ==========     ===========


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                       STATEMENT OF STOCKHOLDERS' EQUITY

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

                                  (UNAUDITED)



                                         Common Stock       Additional
                                         -------------       Paid-In     Deferred     Retained
                                       Shares     Amount     Capital   Compensation   Earnings
                                       ------     ------   ----------  ------------   --------

Balances, December 31, 1998         2,798,391   $ 139,920  $ 7,022,450   $ (54,845)  $ 5,521,386

   Common stock issued for
     stock option exercises            19,500         974       52,150          -            -

   Amortization of deferred
     compensation                          -           -            -       12,657           -

   Common stock issued in
     connection with the
     employee stock purchase
     plan                              10,686         535       34,663          -            -

   Net loss                                 -          -            -           -     (1,710,986)
                                   ----------   ---------  -----------  ----------  ------------
Balances, September 30, 1999        2,828,577   $ 141,429  $ 7,109,263  $  (42,188) $  3,810,400
                                   ==========   =========  ===========  =========== ============




                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)

                                                                     1999              1998
                                                                 ------------      ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $ (1,710,986)     $  1,455,482
    Adjustments to reconcile net income
        to net cash from operating activities-
            Depreciation                                              841,396           666,885
            Amortization                                              250,395           102,083
            Amortization of deferred compensation                      12,657             8,438
            Deferred income tax                                      (136,000)               --
            Amortization of deferred gain on the termination
                of the swap agreements                                 (9,011)               --
            Impairment of long-lived assets                           179,004                --
            Change in (excluding acquisitions)-
                Accounts receivable, net                              688,257        (1,136,911)
                Inventories                                         1,857,690         1,603,903
                Prepaid expenses and other                             19,097             1,455
                Income tax receivable                               1,005,965)          111,654
                Bank overdraft                                       (805,304)           82,536
                Accounts payable                                      304,206)       (1,252,642)
                Accrued expenses                                      625,818)          373,838
                                                                 ------------      ------------
                Net cash flows from operating activities             (748,794)        2,016,721
                                                                 ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment of  bond proceeds                                           --        (6,461,015)
    Release of restricted cash and investments                      4,000,027                --
    Cash paid in connection with the construction
        of the new facility                                        (4,630,059)               --
    Purchase of AMK assets                                                 --          (905,873)
    Purchase of Spin Forge assets                                          --        (2,615,691)
    Acquisition of property, plant and equipment                     (332,909)         (901,071)
    Loan to related party                                             (55,320)         (280,000)
    Cash paid in connection with the shares
        issued to related party                                            --          (425,285)
    Change in other noncurrent assets                                  99,313            26,628
                                                                 ------------      ------------
                Net cash flows from investing activities             (918,948)      (11,562,307)
                                                                 ------------      ------------



                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)


                                                                                          1999                1998
                                                                                     -------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Industrial development revenue bond proceeds                                             -              6,850,000
    Bond issue costs paid                                                                    -               (171,151)
    Borrowings on line of credit, net                                                   1,800,000           2,785,000
    Cash received upon termination of the swap
        agreements                                                                        150,900               -
    Finance charges paid in connection with the reducing
        revolver credit facility                                                             -                (33,977)
    Payments on long-term debt                                                             (5,742)            (69,319)
    Payments on capital lease obligation                                                  (26,838)            (20,378)
    Net proceeds from issuance of common stock                                             88,322             151,602
                                                                                   --------------       -------------
                Net cash flows from financing activities                                2,006,642           9,491,777
                                                                                   --------------       -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 338,900             (53,809)

CASH AND CASH EQUIVALENTS, beginning of the period                                           -                 53,809
                                                                                   --------------       -------------
CASH AND CASH EQUIVALENTS, end of the period                                       $      338,900       $       -
                                                                                   ==============       =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
        Cash paid during the period for-
            Interest, net of amounts capitalized                                   $      856,279       $     192,893
                                                                                   ==============       =============
            Income taxes                                                           $       72,483       $     819,346
                                                                                   ==============       =============

NONCASH INVESTING ACTIVITIES:

    Costs of $5,825,695, representing the building and equipment placed in service prior to September 30, 1999 related to the Company's new manufacturing facility, were transferred from construction in process to fixed assets during the quarter ended September 30, 1999.

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

3.  INVENTORIES

This caption on the Condensed Balance Sheet includes the following:


                                           September 30,  December 31,
                                              1999            1998
                                              ----            ----
           Raw Materials                   $ 1,572,667   $ 1,534,800
           Work-in-Process                   1,804,803     3,614,485
           Supplies                            138,669       224,544
                                           -----------   -----------
                                           $ 3,516,139   $ 5,373,829
                                           ===========   ===========

4.  CONSTRUCTION IN PROCESS

The construction in process balance of $658,087 at September 30, 1999 represents costs incurred on the remaining manufacturing equipment not yet in service at the Company's new manufacturing facility. Costs of $5,825,695, representing the building and equipment placed in service prior to September 30, 1999 related to the Company's new manufacturing facility, were transferred from construction in process to fixed assets during the quarter ended September 30, 1999. Construction began in September 1998 and was largely completed during the third quarter of 1999. The project is being financed using proceeds from the issuance of industrial development revenue bonds (the "Bonds"). The Company is capitalizing the interest expense related to the Bonds net of the interest earned on the investments purchased with the excess proceeds. The portion of the borrowings on the bonds not yet expended for construction was $1,048,954 (which includes accrued interest) as of September 30, 1999 and is classified as restricted cash and investments (non-current) in the accompanying balance sheet. The proceeds are held by a trustee until qualified expenditures are made and reimbursed to the Company.

5.  LONG-TERM DEBT

Long-term debt consists of the following at September 30, 1999 and December 31, 1998:

                                            September 30,     December 31,
                                                 1999             1998
                                                 ----             ----

            Lines of credit              $  10,400,000      $   8,600,000
            Industrial development
                revenue bonds                6,850,000          6,850,000
            Notes payable to financial
               institution                          -               5,742
                                           ------------      -------------

            Total debt                      17,250,000          15,455,742
            Less current maturities        (17,250,000)         (1,148,924)
                                           ------------      -------------

            Total long-term debt         $          -       $   14,306,818
                                           ============      =============


Due largely to the operating loss the Company incurred for the quarter and nine months ended September 30, 1999, the Company violated certain financial covenants under both its amended and restated credit facility with its bank and its reimbursement agreement relating to the letter of credit with its bank that supports payment of the principal and interest under the Bonds. The Company had planned to apply a portion of the proceeds from the sale of certain assets of the Explosive Metalworking Group to retire the majority of the Company's borrowings under its credit facility and to redeem in full the outstanding Bonds. However, as more fully discussed in note 8 below, AMETEK, Inc. ("AMETEK") has terminated the Asset Purchase Agreement between the two companies.

As a result of such termination, the operating losses incurred by the Company during 1999 and the expected continued operating losses through the first quarter of 2000, the Company anticipates continued violations of certain financial covenants and also anticipates difficulty in meeting scheduled principal payments under its credit facility during the remainder of 1999 and the year 2000. Accordingly, the Company is working with its bank to restructure both its credit facility and the financial covenant conditions under the reimbursement agreement relating to the bond. As an initial step in this restructuring, the Company entered into a Deferral and Wavier Agreement with its bank that (i) defers certain principal payments that were due on September 30, 1999 ($259,091 under the Company's acquisition line and $230,000 under its accommodation line) and (ii) waives covenant defaults until December 30, 1999. As the waiver extends only through December 30, 1999 and certain covenant violations are likely to continue beyond this date, the subject debt is classified as a current liability. Under the Deferral and Waiver Agreement, the interest rate on the acquisition line and working capital line was increased by 100 basis points and the interest rate on the accommodation line was increased by 200 basis points.

In addition to its ongoing efforts to enhance operating efficiencies, reduce costs and optimize cash flows, the Company is evaluating various business strategies and financing alternatives in connection with its efforts to restructure its bank financing and/or re-capitalize the Company's balance sheet. Management believes that the Company will ultimately be successful in these efforts and will be able to negotiate, as required, necessary extensions to the Deferral and Waiver Agreement. However there is no assurance that the Company will be successful in any of these efforts. If the Company is unsuccessful in restructuring the aforementioned credit facility or obtaining new debt and/or equity financing, the Company may be required to liquidate certain assets outside of the normal course of business which could result in a loss on the disposition of those assets.

Also during the quarter ended September 30, 1999, the Company terminated its swap agreements with its bank resulting in a deferred gain of $150,900 that is being amortized over the terms of the related debt agreements.

6.  BUSINESS SEGMENTS

The Company is organized in the following two segments: the Explosive Metalworking Group and the Aerospace Group. The Explosive Metalworking Group uses explosives to perform metal cladding and shock synthesis.
The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning industries. The Aerospace Group machines, forms and welds parts for the commercial aircraft, aerospace and defense industries.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and nine months ended September 30, 1999 and 1998 as follows:

                                                            Explosive
                                                          Metalworking      Aerospace        Total
                                                          ------------    ------------   ------------
For the three months ended September 30, 1999:
Net sales                                                 $  3,110,064    $  3,157,553   $  6,267,617
                                                          ============    ============   ============
Depreciation and amortization                             $    197,069    $    180,169   $    377,238
                                                          ============    ============   ============

Income (loss) from operations                             $ (1,081,693)   $    184,288   $   (897,405)
Unallocated amounts:
    Other income                                                                                3,340
    Interest expense                                                                         (271,057)
    Interest income                                                                               931
                                                                                         ------------
        Consolidated loss before income tax provision                                    $ (1,164,191)
                                                                                         ============



                                                            Explosive
                                                          Metalworking      Aerospace        Total
                                                          ------------    ------------   ------------
For the three months ended September 30, 1998:
Net sales                                                 $  7,059,195    $  2,616,555   $  9,675,750
                                                          ============    ============   ============
Depreciation and amortization                             $    205,899    $     46,639   $    252,538
                                                          ============    ============   ============

Income from operations                                    $    167,139    $    407,617   $    574,756
Unallocated amounts:
    Other income                                                                                  141
    Interest expense                                                                          (75,166)
    Interest income                                                                             9,006
                                                                                         ------------
        Consolidated income before income tax provision                                  $    508,737
                                                                                         ============




                                                            Explosive
                                                          Metalworking      Aerospace        Total
                                                          ------------    ------------   ------------
For the nine months ended September 30, 1999:
Net sales                                                 $ 14,005,406    $  9,706,396   $ 23,711,802
                                                          ============    ============   ============
Depreciation and amortization                             $    561,493    $    530,303   $  1,091,796
                                                          ============    ============   ============

Income (loss) from operations                             $ (2,900,518)   $    867,951   $ (2,032,567)
Unallocated amounts:
    Other income                                                                               10,815
    Interest expense                                                                         (697,807)
    Interest income                                                                             3,573
                                                                                         ------------
        Consolidated loss before income tax provision                                    $ (2,715,986)
                                                                                         ============


                                                            Explosive
                                                          Metalworking      Aerospace        Total
                                                          ------------    ------------   ------------
For the nine months ended September 30, 1998:
Net sales                                                 $ 24,765,711    $  5,778,161   $ 30,543,872
                                                          ============    ============   ============
Depreciation and amortization                             $    613,259    $    155,709   $    768,968
                                                          ============    ============   ============

Income from operations                                    $  1,682,769    $    885,810   $  2,568,579
Unallocated amounts:
    Other income                                                                                5,625
    Interest expense                                                                         (198,811)
    Interest income                                                                            11,089
                                                                                         ------------
        Consolidated income before income tax provision                                  $  2,386,482
                                                                                         ============

All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:


                                        For the three months ended September 30,
                                                             1999        1998
                                                             ----        ----

United States                                           $5,464,846   $8,974,183
Canada                                                     281,653      509,288
Australia                                                       -        31,777
Other foreign countries                                    521,118      160,502
                                                         ---------    ---------
Total consolidated net sales                            $6,267,617   $9,675,750
                                                         =========    =========


                                         For the nine months ended September 30,
                                                             1999        1998
                                                             ----        ----

United States                                          $21,533,124  $25,576,026
Canada                                                   1,312,844    3,229,857
Australia                                                  149,626       31,777
Other foreign countries                                    716,208    1,706,212
                                                        ----------   ----------
Total consolidated net sales                           $23,711,802  $30,543,872
                                                        ==========   ==========

During the three months and nine months ended September 30, 1999, one customer accounted for 25% and 17% of net sales, respectively. During the three months ended September 30, 1998, two customers accounted for approximately 25% of net sales. No one customer accounted for more than 10% of net sales during the nine months ended September 30, 1998.

7.  PLANT CLOSING/IMPAIRMENT OF LONG-LIVED ASSETS

On April 22, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad plate manufacturing facility. The Company recorded a total of $636,618 in non-recurring charges during the nine months ended September 30, 1999 to cover costs associated with this plant closing. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility.

In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that will be abandoned and have negligible fair market values. Accordingly, the Company recorded asset impairment write-downs of $179,004 during the second and third quarters of 1999. The impaired assets, which after the write-down have no carrying value are in the process of being disposed of. These assets should largely be disposed of by the end of the fourth quarter of 1999.

The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold.

8.  DIVESTITURE OF EXPLOSIVE METALWORKING BUSINESS SEGMENT

On June 23, 1999, the Company announced that it had entered into an asset purchase agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK for an approximate purchase price of $17 million. The closing of the transaction was expected to occur during the latter part of 1999, pending the satisfaction of certain conditions. However, in a letter dated October 20, 1999, AMETEK notified the Company that it was terminating the Asset Purchase Agreement. The Company does not believe that AMETEK has a legal basis for terminating the agreement and is currently evaluating its course of action relating to the termination.

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


      GENERAL

Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform both metallurgical bonding, or metal "cladding," and metal forming. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies. The Explosive Metalworking Group comprised a substantial portion of the Company's business until 1998 when the Company formed its Aerospace Group as a result of the acquisition of AMK Welding, Inc. ("AMK"), Spin Forge, LLC ("Spin Forge") and Precision Machined Products, Inc. ("PMP"). The revenues from the Aerospace Group accounted for 22% of the Company's revenues and 51% of the Company's operating income for the year ended December 31, 1998. The proportion of revenues accounted for by the Aerospace Group for the quarter and nine months ended September 30, 1999 was 50% and 41%, respectively, compared to 27% and 19% for the comparable periods of 1998.

On June 23, 1999, the Company announced that it had entered into an asset purchase agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK for an approximate purchase price of $17 million. The closing of the transaction was expected to occur during the latter part of 1999, pending the satisfaction of certain conditions. However, in a letter dated October 20, 1999, AMETEK notified the Company that it was terminating the Asset Purchase Agreement. The Company does not believe that AMETEK has a legal basis for terminating the agreement and is currently evaluating its course of action relating to such termination.

      EXPLOSIVE METALWORKING GROUP. Clad metal products are used in manufacturing processes or environments which involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, the Company fabricates clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, the Company has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry. The Company believes that its clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes shock synthesis of synthetic diamonds and, through the first half of 1999, included explosive forming of metal parts. Concurrent with the closing of its Colorado manufacturing facility in July, the Company discontinued its explosive forming manufacturing activities.

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

The Company formed its Aerospace Group through three separate acquisitions during 1998. In January 1998, the Company completed its acquisition of AMK, a supplier of commercial aircraft and aerospace-related automatic and manual gas tungsten and arc welding services. The Company completed its acquisition of Spin Forge, one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for commercial aerospace and defense industries, in March 1998. In December 1998, the Company completed its acquisition of PMP, a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries.

    RISKS. The Company has experienced and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition-related costs and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, as has been the case for the nine months ended September 30, 1999, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock.


      YEAR 2000 COMPLIANCE

The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. For the past year and a half, the Company has pursued a two-prong approach to the Year 2000 issue.

The first prong has and continues to involve an internal evaluation of the Company's computer systems. The Company has completed a risk assessment to identify Year 2000 priorities by analyzing and determining whether the Year 2000 related risks were low, medium or high and whether the business impact would be marginal, manageable, critical or fatal for each system and device that may be affected by the Year 2000 issue. Based on this risk assessment, the Company determined that its first priority would be evaluating its MRP software. The Company found this software to be Year 2000 compliant as certified by the vendor and through internal testing. The Company continued this procedure for each of the areas identified during its risk assessment as follows. The Company's hardware was tested by advancing dates and checking for power-off date changes and power-on date changes as well as software and hardware operation at the advanced dates. Based upon those tests the Company believes its hardware to be Year 2000 compliant. The Company's network operating system became Year 2000 compliant with the installation of a patch from the vendor in January 1999. The Company's desktop applications became Year 2000 compliant during the third quarter of 1999 with the installation of patches received from various vendors. Finally, the Company has determined through testing that its various computer controlled manufacturing equipment is either Year 2000 compliant or will not have any adverse effects on manufacturing processes in the Year 2000.

The second prong of the Company's approach, which the Company began to emphasize in the second and third quarter of 1998 and will complete before the end of the year, is an integrated process of working with suppliers and customers to ensure that the flow of goods, services or payments will not be interrupted because of Year 2000 issues. To achieve this, the Company has been working to implement mechanical or manual workarounds even if Year 2000 problems arise. In many cases, such workarounds are already in place. Additionally, the Company is requesting that its suppliers and customers include language in their material subcontractor and consulting agreements that request these third parties to be "internally" Year 2000 capable.

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

While management does not believe there to be significant Year 2000 risks for the Company, the Company's contingency plan is to rely on manual workarounds that have been developed as part of the Company's Year 2000 compliance program.

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:



                                      PERCENTAGE OF NET SALES
                     THREE MONTHS ENDED SEPT. 30,    NINE MONTHS ENDED SEPT. 30,
                              1999      1998              1999      1998
                              ----      ----              ----      ----
Net Sales                    100.0%    100.0%            100.0%   100.0%
Cost of Products Sold         91.9%     78.1%             86.6%    78.8%
                              -----     -----             -----    -----
                                            %
Gross Margin                   8.1%     21.9%             13.4%    21.2%
General & Administrative      12.2%     11.1%             11.2%     7.9%
Selling Expenses               5.7%      4.0%              4.8%     4.5%
New Facility Start-up          2.0%      0.9%              1.4%     0.4%
Costs
Plant Closing Costs            1.2%         -              2.7%        -
Asset Impairments              0.0%         -              0.7%        -

Costs related to sale of
   Bonding business            1.3%         -              1.2%        -



Income (Loss) from
Operations                   -14.3%      5.9%             -8.6%     8.4%
Interest Expense               4.3%      0.8%              2.9%     0.7%
Income Tax (Expense)
Benefit                        6.4%     -2.1%              4.2%    -3.0%
Net Income (Loss)            -12.2%      3.2%             -7.2%     4.8%

NET SALES. Net sales for the quarter ended September 30, 1999 decreased 35.2% to $6,267,617 from $9,675,750 in the third quarter of 1998. The Company's Aerospace Group, which was formed in 1998 as a result of the acquisitions of AMK, Spin Forge and PMP, contributed $3,157,553 (50.4% of total sales) to third quarter 1999 sales versus sales of $2,616,555 (27.0% of total sales) in the third quarter of 1998. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal, explosively formed metal products and shock synthesis of synthetic diamonds, decreased 55.9% from $7,059,195 in the third quarter of 1998 to $3,110,064 in the third quarter of 1999. For the nine months ended September 30, 1999, net sales decreased 22.4% to $23,711,802 from $30,543,872 for the comparable period of 1998. Aerospace Group sales for the nine months ended September 30, 1999 totaled $9,706,396 (40.9% of total sales), an increase of 68% from sales of $5,778,161 (18.9% of total sales) reported for the comparable period of 1998. These increases were largely due to the December 1, 1998 acquisition of PMP whose results are included in the Aerospace Group's sales and operating income calculation for 1999 but not 1998. Sales by the Explosive Metalworking Group for the comparable nine-month period decreased by 43.4% from $24,765,711 in 1998 to $14,005,406 in 1999. The decreases in
Explosive Metalworking Group sales for both the three-month and nine-month periods reflect what management believes is a significant slowdown in global market demand for explosion bonded clad metal plate that is expected to continue for the remainder of 1999 and at least the first half of the year 2000.

GROSS PROFIT. As a result of the sharp decline in the Company's net sales, gross profit for the quarter ended September 30, 1999 decreased by 75.9% to $509,737 from $2,119,068 in the third quarter of 1998. The gross profit margin for the quarter ended September 30, 1999 was 8.1%, representing a 63% decline from the gross profit margin of 21.9% for the third quarter of 1998. For the nine months ended September 30, 1999, gross profit decreased 50.8% to $3,185,210 from $6,472,456 in the comparable period of 1998. The gross profit margin for the nine months ended September 30, 1999 was 13.4%, representing a 36.8% decline from the gross profit margin of 21.2% for the first nine months of 1998. The gross profit margin for the Explosive Metalworking Group decreased from 18.5% in the third quarter of 1998 to a negative gross margin of 3.9% in the third quarter of 1999. For the comparable nine-month periods, Explosive Metalworking gross margins decreased from 19.5% in 1998 to 5.2% in 1999. The significant decrease in gross profit margins for the Explosive Metalworking Group are due to unfavorable fixed manufacturing overhead cost variances associated with the sharp declines in production and sales of clad plate and proportionately lower sales of higher margin explosively formed products. The gross profit margin for the Aerospace Group was 20.0% for the quarter ended September 30, 1999 as compared to 31.0% in the third quarter of 1998. For the comparable nine-month periods, Aerospace Group gross margins decreased from 28.5% in 1998 to 25.3% in 1999. The decline in gross margin rates for the Aerospace Group reflects a decrease in year-to-year sales at the Spin Forge operating unit and unfavorable product mix changes at each of the three Aerospace Group operating units.

GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended September 30, 1999 decreased 28.4% to $766,318 from $1,070,726 in the third quarter of 1998. This decrease of $304,408 is largely attributable to non-recurring charges of $262,524 in the third quarter of 1998 relating to the departure of the Compamy's former president and chief executive officer. For the nine months ended September 30, 1999, general and administrative expenses increased 10.3% to $2,648,425 from $2,401,618 in the comparable period of 1998. The increase of $246,807 for the nine-month period includes a $494,097 increase in direct Aerospace Group general and administrative expenses. The increases in direct general and administrative expenses of the Aerospace Group relate to the timing of the 1998 acquisitions of AMK, Spin Forge and PMP which were completed on January 5, March 18 and December 1, 1998, respectively. As a percentage of net sales, general and administrative expenses increased from 11.1% in the third quarter of 1998 to 12.2% for the quarter ended September 30, 1999 and from 7.9% to 11.2% for the comparable nine-month periods. These increased percentages are largely attributable to the significant decrease in sales by the Explosive Metalworking Group.

SELLING EXPENSE. Selling expenses decreased by 7.7% to $357,579 for the quarter ended September 30, 1999 from $387,550 in the third quarter of 1998. For the nine months ended September 30, 1999, selling expenses decreased 17.8% to $1,140,764 from $1,387,822 in the comparable period of 1998. These decreases reflect lower expense levels in a number of categories, including compensation and benefits, advertising and promotion, reserves for bad debts and travel and entertainment expenses. Selling expenses as a percentage of net sales increased from 4.0% in the third quarter of 1998 to 5.7% for the quarter ended September 30, 1999 and from 4.5% for the nine months ended September 30,

1998 to 4.8% for the comparable period of 1999. These increased percentages are largely attributable to the significant decrease in sales by the Explosive Metalworking Group.

START-UP COSTS. For the quarter and nine months ended September 30, 1998, the Company began to separately report the start-up costs associated with the construction of a new facility in Pennsylvania for the manufacture of clad metal plates. Start-up costs for the quarter and nine months ended September 30, 1999 totaled $125,538 and $334,496, respectively, as compared to $86,036 and $114,437 for the respective comparable periods of 1998. Start-up costs include salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this project. The new facility commenced operations in August 1999 at which time all operating costs associated with this new facility began to be recorded as manufacturing overhead that is included in the computation of cost of products sold.

PLANT CLOSING COSTS. On April 23, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad metal plate manufacturing facility. For the quarter and nine months ended September 30, 1999, the Company recorded non-recurring charges of $87,319 and $636,618, respectively, related to costs associated with this plant closing. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses to be incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility in July.

IMPAIRMENT OF LONG-LIVED ASSETS. In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that will be abandoned and have negligible fair market values. Accordingly, the Company recorded asset impairment write-down charges in the aggregate amount of $188,079 during the second quarter of 1999 that are included in the results for the nine months ended September 30, 1999.

The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold for the nine months ended September 30, 1999.

COSTS RELATED TO SALE OF EXPLOSIVE METALWORKING GROUP. On June 23, 1999, the Company announced that it had entered into an agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK for approximately $17 million. However, on October 20, 1999, AMETEK notified the Company that it was terminating the Asset Purchase Agreement. In connection with the Company's efforts to sell its Explosive Metalworking Group, the Company recorded expenses of $79,462 and $278,470 for the three and nine months ended September 30, 1999. These expenses relate principally to investment banking, legal and other third party fees associated with the terminated sales transaction. Certain of these expenses will continue to be incurred by the Company during the fourth quarter of 1999.

INCOME (LOSS ) FROM OPERATIONS. For the third quarter ended September 30, 1999, the Company reported a $897,405 loss from operations compared to income from operations of $574,756 for the third quarter of 1998. This decrease is a result of the 35.2% decrease in net sales discussed above and non-recurring charges in the aggregate amount of $283,245 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. For the nine months ended September 30, 1999, the Company reported an operating loss of $2,032,567 compared to income from operations of $2,568,579 in the comparable period of 1998. This decrease is a result of the 22.4% decrease in sales for the nine month period and non-recurring charges in the aggregate amount of $1,428,588 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. For the quarter and nine months ended September 30, 1999, the Company's Aerospace Group reported income from operations of $184,188 and $867,851, respectively, as compared to $407,617 and $885,811 for the respective comparable periods of 1998. For the quarter and nine months ended September 30, 1999, the Explosive Metalworking Group reported a loss from operations of $1,081,693 and $2,900,518, respectively, as compared to income from operations of $167,139 and $1,682,769 for the respective comparable periods of 1998.

INTEREST EXPENSE. Interest expense increased to $271,057 for the quarter ended September 30, 1999 from $75,166 in the third quarter of 1998. For the nine months ended September 30, 1999, interest expense increased to $697,807 from $198,811 in the comparable period of 1998. These increases are principally due to borrowings under the Company's revolving line of credit with the Company's bank that were required to finance the AMK, Spin Forge and PMP acquisitions and to borrowings under the Company's Bonds that were used to finance the new clad metal plate manufacturing facility in Pennsylvania.

INCOME TAX BENEFIT (EXPENSE). Due to losses before income taxes and the ability to carry-back losses to prior years in which the Company generated taxable income, the Company recorded tax benefits of $399,000 and $1,005,000 for the quarter and nine months ended September 30, 1999. For the comparable periods of 1998, the Company recorded income tax expense of $199,000 and $931,000, respectively. For the quarter and nine months ended September 30, 1999, the effective tax rate was 34.3% and 37.0%, respectively, as compared to 39.1% and 39.0% for the comparable 1998 periods. The lower effective rates for 1999 reflect an adjustment recorded in the third quarter of 1999 to refine the estimated effective tax benefit rate associated with the carryback of the Company's 1999 estimated tax loss to the 1998 and 1997 tax years.

LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company has secured the major portion of its operational financing from operating activities and an asset-backed revolving credit facility. In connection with the Detaclad acquisition, the Company entered into a $7,500,000 asset-backed revolving credit facility ("Original Line") with its bank in July of 1996. The Original Line was to expire on July 19, 1999, at which time all or part of the outstanding balance could have been converted to a term loan which would mature on July 19, 2003. The maximum amount available under the line of credit was subject to borrowing base restrictions that were a function of defined balances in accounts receivable, inventory, real property and equipment.

On November 30, 1998 the Company and its bank entered into an amended and restated credit facility and security agreement which was further amended on December 31, 1998. The amended credit facility allows for maximum borrowings of $14,000,000 under the following three separate lines of credit: an "acquisition line" of $5,700,000, an "accommodation line" of $2,300,000 and a "working capital line" of $6,000,000 (subject to borrowing base restrictions). Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the acquisition line become permanently reduced by $259,091, with ultimate maturity on December 31, 2004. Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the accommodation line become permanently reduced by $230,000, with ultimate maturity on December 31, 2001. The working capital line expires on November 30, 2000. At the Company's option, the borrowings under the acquisition line and working capital line may be in the form of loans bearing an interest rate of 1 to 2% above the Libor rate, depending on certain financial ratios, or loans bearing an interest rate of 2% above the Federal Funds rate. Loans under the accommodation line bear interest at .25% above the bank's Prime rate. Under a Deferral and Waiver Agreement between the Company and its bank that was signed on October 15, 1999, the interest rate on the acquisition line and working capital line was increased by 100 basis points and the interest rate on the accommodation line was increased by 200 basis points. The lines of credit are secured by the Company's accounts receivable, inventory and property, plant and equipment. Outstanding borrowings at September 30, 1999 on the acquisition line, accommodation line and working capital line totaled $5,700,000, $2,300,000 and $2,400,000, respectively.

In March 1998, the Company's Board of Directors approved the Company's proposal to build a new manufacturing facility in Pennsylvania at a cost of approximately $6.8 million. The project is being financed with proceeds from $6,850,000 in industrial development revenue bonds (the "Bonds") issued by Fayette County Industrial Development Authority (IDA). The Company closed its loan agreement with Fayette County IDA on September 17, 1998 and has established a bank letter of credit in favor of the bond trustee for the principal amount of the bonds plus 98 days of accrued interest. The letter of credit is secured by the Company's accounts receivable, inventory, property, plant and equipment, and bond proceeds not yet expended for construction of the facility and purchase of related equipment (classified as "Restricted Cash and Investments" on the Condensed Balance Sheets). Construction of the new facility began during the third quarter of 1998, and the new facility should become fully operational during the second half of 1999.

During the nine months ended September 30, 1999, the Company used $748,794 in cash to fund operating activities as compared to generating $2,016,721 during the first nine months of 1998. The principal sources of cash flow from operations for the nine months ended September 30, 1999 were depreciation and amortization charges of $1,104,450, a decrease in inventories of $1,857,690 and a decrease in accounts receivable of $688,257. These sources of operating cash flow were more than offset by the net loss of $1,710,986, a $1,141,965 increase in income tax receivable, and a $1,735,330 decrease in accounts payable, accrued expenses and bank overdraft. Investing activities for the nine months ended September 30, 1999 used $918,948 of cash, including expenditures of $4,630,059 on the new Pennsylvania manufacturing facility and $332,909 for other capital expenditures, and are stated net of $4,000,027 in reimbursement of bond proceeds from the trustee. Financing activities provided $2,006,642 of net cash for the nine months ended September 30, 1999, including new line of credit borrowings of $1,800,000.

Due largely to the operating loss the Company incurred for the quarter and nine months ended September 30, 1999, the Company violated certain financial covenants under both its amended and restated credit facility with its bank and its reimbursement agreement relating to the letter of credit with its bank that supports payment of the principal and interest under the

Bonds. The Company had planned to apply a portion of the proceeds from the sale of certain assets of the Explosive Metalworking Group to retire the majority of the Company's borrowings under its credit facility and to redeem in full the outstanding Bonds. However, as more fully discussed in note 8 above, AMETEK, Inc. has terminated the Asset Purchase Agreement between the two companies.

As a result of such termination, the operating losses incurred by the Company during 1999 and the expected continued operating losses through the first quarter of 2000, the Company anticipates continued violations of certain financial covenants and also anticipates difficulty in meeting scheduled principal payments under its credit facility during the remainder of 1999 and the year 2000. Accordingly, the Company is working with its bank to restructure both its credit facility and the financial covenant conditions under the reimbursement agreement relating to the bonds. As an initial step in this restructuring, the Company entered into a Deferral and Wavier Agreement with its bank that (i) defers certain principal payments that were due on September 30, 1999 ($259,091 under the Company's acquisition line and $230,000 under its accommodation line) and (ii) waives covenant defaults until December 30, 1999. As the waiver extends only through December 30, 1999 and certain covenant violations are likely to continue beyond this date, the subject debt is classified as a current liability.

In addition to its ongoing efforts to enhance operating efficiencies, reduce costs and optimize cash flows, the Company is evaluating various business strategies and financing alternatives in connection with its efforts to restructure its bank financing and/or re-capitalize the Company's balance sheet. Management believes that the Company will ultimately be successful in these efforts and will be able to negotiate, as required, necessary extensions to the Deferral and Waiver Agreement. However, there is no assurance that the Company will be successful in any of these efforts. If the Company is unsuccessful in restructuring the aforementioned credit facility or obtaining new debt and/or equity financing, the Company may be required to liquidate certain assets outside of the normal course of business which could result in a loss on the disposition of those assets.

SHAREHOLDER INFORMATION

The Company's common stock is traded on the Nasdaq National Market. On October 27, 1999, Nasdaq notified the Company that it was not in compliance with the Nasdaq public float requirement which requires a minimum value of $5,000,000 for shares not held directly or indirectly by any officer or director, and any other person who is the beneficial owner of more than 10 percent of the total shares outstanding. Nasdaq advised the Company that it would be provided ninety calendar days in which to regain compliance with the public float requirement. If the Company is unable to demonstrate compliance with the minimum $5,000,000 market value of public float requirement on or before the end of the ninety day period ending January 25, 2000, for at least ten consecutive days, the Company's securities may be delisted by Nasdaq at the opening of business on January 27, 2000.

The Company is currently evaluating all available options, including commencing appeal procedures allowed by Nasdaq, which management believes could result in the Company being allowed to remain on the Nasdaq National Market. Other viable options include the Company moving onto the Nasdaq Small Cap Market or some other public stock market system.

                         PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company had been named as a third party defendant in a lawsuit filed in the United States District Court for the District of Wyoming alleging various types of damages for the alleged breach of a supply contract to which the Company is a party. The probable outcome of such litigation is unclear at this time.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit Number    Description of Exhibit
--------------    ----------------------

   2.1 Deferral and Waiver Agreement, dated October 15, 1999, by and between KeyBank National Association and the Company.

   27             Financial Data Schedule.

(b) A report on Form 8-K was filed on September 15, 1999 reporting that a dispute between the Company and AMETEK had developed regarding the terms of the Asset Purchase Agreement, dated as of June 23, 1999, by and between the Company and AMETEK.

      A report on Form 8-K was filed on October 20, 1999 reporting that AMETEK had terminated the Asset Purchase Agreement, dated as of June 22, 1999, by and between the Company and AMETEK.

                                  SIGNATURES

            In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                DYNAMIC MATERIALS CORPORATION

                                                (Registrant)








Date: November 15, 1999
                                    -------------------------------------------

                                    Richard A. Santa, Vice President of Finance and Chief Financial Officer (Duly Authorized Officer and Principal
                                    Financial and Accounting Officer)