Form 10-K
period 1999-12-31
DYNAMIC MATERIALS CORP
filed 2000-03-30
CIK 34067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

( )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                          Commission file number 0-8328




                          DYNAMIC MATERIALS CORPORATION
             (Exact name of Registrant as specified in its charter)

                DELAWARE                               84-0608431
         (State or Incorporation                    (I.R.S. Employer
            or Organization)                       Identification No.)

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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes     X        No
              -------         -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation SK is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10K.
                                  --------

         The approximate aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,162,930 as of March 15, 2000.

         The number of shares of Common Stock outstanding was 2,842,429 as of March 15, 2000.

                                     PART I
ITEM 1.  BUSINESS

        OVERVIEW

        Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform metallurgical bonding, or metal "cladding". The Company performs metal cladding using its proprietary Dynaclad( and Detaclad(R) technologies. DMC believes that the characteristics of its high energy metal working processes will enable the development of new applications for products in a wide variety of industries. The Company established its Aerospace Group in 1998 after acquiring three businesses that provide a variety of metal forming, fabrication welding and assembly services to the aerospace industry.

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

        Aerospace Manufacturing. Formed metal products are made from sheet metal and forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances. Metal forming is accomplished through traditional forming technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Assembly and fabrication services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the aerospace, defense, aircraft and power generation industries. Product applications include torque box webs for jet engine nacelles, tactical and ballistic missile motor cases and titanium pressure tanks.

        In January 1998, the Company completed its acquisition of the assets of AMK Welding ("AMK"), a supplier of commercial aircraft and aerospace-related automatic and manual gas tungsten and arc welding services. The Company completed its acquisition of the assets of Spin Forge, LLC ("Spin Forge"), one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for commercial aerospace and defense industries, in March 1998. In December 1998, the Company completed its acquisition of the assets of Precision Machined Products, Inc. ("PMP"), a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries.

        Stock Purchase Agreement with SNPE. On January 20, 2000, the Company entered into a Stock Purchase Agreement (the "Agreement") with SNPE, Inc. ("SNPE"). Under the Agreement, SNPE would make a $5.8 million cash payment to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share and would lend the Company an additional $1.2 million under a convertible subordinated note that is due five years from date of issuance and is convertible into common stock of the Company at a conversion price of $6.00 per share. SNPE currently owns 14.3% of the Company's outstanding common stock and would acquire a controlling interest in the Company as a result of the proposed transaction. SNPE S.A., also known as SNPE Group, the French parent company to SNPE, operates a competing explosion bonded clad metal plate business in Europe. The proposed transaction is subject to approval by the Company's stockholders and certain regulatory approvals. Company management believes that the necessary stockholder and regulatory approvals will be received and expects to close the transaction in the second quarter of 2000.

        Dynamic Materials Corporation, formerly Explosive Fabricators, Inc., was incorporated in Colorado in 1971 and was reincorporated in Delaware in 1997.

        INVESTMENT CONSIDERATIONS

        Except for the historical information contained herein, this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that the risks detailed below, among others, in some cases have affected the Company's results, and in others could cause the Company's results to differ materially from those expressed in any forward-looking statements made by the Company and could otherwise affect the Company's business, results of operations and financial condition. Certain of these factors are further discussed below and should be considered in evaluating the Company's forward-looking statements and any investment in the Company's Common Stock.

        Fluctuations in Operating Results. In 1999, the Company experienced significant operating losses as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and non-recurring charges associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. The Company expects the reduced demand for these products to continue at least through 2000. The Company has experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of non-recurring costs associated with plant closings, plant start-ups, acquisitions and divestitures, and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. In the year ended December 31, 1999, the Company's cladding business accounted for approximately 58% of its net sales. The explosion bonded clad metal products industry in which the Company currently operates is mature and offers limited potential for substantial growth in existing markets. The Company estimates that it currently serves approximately 35% of the market for its explosion bonded clad metal products. Demand for clad metal products has declined in recent years. There can be no assurance that the demand for clad metal products will improve in the future, and such result could have a material adverse effect on the Company's business, financial condition and results of operations.

        Increasing Importance of Aerospace Manufacturing. The Company's aerospace manufacturing business was established in 1998 and accounted for approximately 42% of the Company's net sales for the fiscal year ended December 31, 1999. The aerospace manufacturing industry is largely reliant on defense industry demand and positive economic conditions in general. Fluctuations or downturns in either could have a materially adverse impact on the Company. The Company currently estimates that it services a very small percentage of the aerospace industry. While the Company believes that it will be able to increase its market share through the businesses it currently owns, there can be no assurance that its sales and marketing efforts will be successful. Failure to either increase or maintain market share could have a material adverse effect on the Company's business, financial condition and results of operations.

        Availability of Suitable Cladding Sites. The cladding process involves the detonation of large amounts of explosives. As a result, the sites where the Company performs cladding must meet certain criteria, including lack of proximity to a dense population, the specific geological characteristics of the site, and the Company's ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming or costly. In addition, the Company could experience difficulty in obtaining permits because of resistance from residents in the vicinity of proposed sites. The Company currently leases its only cladding site in Dunbar, Pennsylvania. The lease for the Pennsylvania site will expire in 2005. There can be no assurance that the Company will be successful in negotiating a new lease for the Pennsylvania site on acceptable terms, or in identifying suitable additional or alternate sites should the Company fail to renew its current lease. The failure to obtain required governmental approvals or permits, or to renew the current lease on acceptable terms would have a material adverse effect on the Company's business, financial condition and results of operations.

        Competition. Competition in the explosion metal working business, including both metal cladding and metal forming, and the aerospace business is, and is expected to remain, intense. The competitors in both industries include major domestic and international companies. Many of these competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these competitors have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

        The Company believes that its primary competitors for clad metal products are Nobelclad and Asahi Chemical in explosion bonded clad metal products and in clad metal products fabricated using alternative technologies, Lukens Steel, Japan Steelworks and AMETEK, Inc. in roll bonding, and Nooter Corp., Struthers Industries, Inc., Joseph Oat Corp., and Taylor Forge in welding overlay. The Company believes that its primary competitors in the aerospace industry are Aircraft Welding and Manufacturing Company, Inc., Pressure Systems, Inc., Kaiser Electroprecision, Eagle-Picher, Custom Microwave and Alliant Techsystems Inc. The Company competes against clad metal product manufacturers and aerospace manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

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

        Customer Concentration. A significant portion of the Company's net sales is derived from a relatively small number of customers. For the periods indicated, each of the following customers accounted for 10% or more of the Company's revenues: in 1997, Australian Submarine Corporation Pty. Limited (13%); in 1998, none; and in 1999, Atlantic Research Corporation (10%). Large customers also accounted for a significant portion of the Company's backlog in March 2000. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, approximately 60% to 75% of the Company's revenues have been derived from customers in the chemical processing, power generation and petrochemical industries. As was evidenced by the operating losses the Company incurred in 1999, an economic downturn in any of these industries can have a material adverse effect on the Company's business, financial condition and results of operations.

        Leverage - Defaults on Debt. The Company has suffered losses from operations in 1999 due to reduced demand for its explosion bonded clad metal products and is in default of its debt obligations. Consequently, the Company's December 31, 1999 balance sheet reflects a net working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. The Company expects the reduced demand for its bonded products to continue at least through the year 2000. In order to meet its financial needs during 2000, the Company must obtain some form of debt or equity financing or combination thereof, or complete a sale of assets, a merger or other transaction. The Company is actively pursuing a common stock sale through the form of a definitive stock purchase agreement with SNPE. Presently, management is attempting to raise funds to pay down its bank debt, a portion of which is currently due the earlier of May 15, 2000 or the closing date of the transaction with SNPE. However, there are no assurances that the Company will be successful in closing this transaction or, if successful, that it will be able to successfully restructure or refinance it existing debt obligations. In conjunction with attempts to secure financing, the Company may need to initiate further reductions in its workforce and other areas of costs to reduce future financial obligations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        Possibility of New Controlling Stockholder. On January 20, 2000, the Company entered into the Agreement with SNPE. Under the terms of the Agreement, SNPE would acquire a controlling interest in the Company. SNPE, as the holder of greater than 50% of the Company's outstanding common stock, would be able to elect all of the directors of DMC standing for election at each annual stockholders' meeting and to direct corporate policy.

        Dependence on Key Personnel; Need to Attract and Retain Employees. The Company's continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain of these key personnel could have a material adverse effect on the Company's business, results of operations and financial condition. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

        Government Regulation; Safety. The Company's explosion metal working business is subject to extensive government regulation in the United States, including guidelines and regulations for the safe handling and transport of explosives provided by the U.S. Bureau of Tobacco and Fire Arms, the U.S. Department of Transportation set forth in the Federal Motor Carrier Safety Regulations and the Institute of Makers of Explosive Safety Library Publications. The Company must comply with licensing and regulations for the purchase, transport, manufacture and use of explosives. In addition, depending upon the types of explosives used, the detonation by-products may be subject to environmental regulation. The Company's activities are also subject to federal, state and local environmental and safety laws and regulations, including but not limited to, local noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended, including the regulations issued and laws enforced by the labor and employment departments of states in which the Company conducts business, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. Any failure to comply with present and future regulations could subject the Company to future liabilities. In addition, such regulations could restrict the Company's ability to expand its facilities, construct new facilities or could require the Company to incur other significant expenses in order to comply with government regulations. In particular, any failure by the Company to adequately control the discharge of its hazardous materials and wastes could subject it to future liabilities, which could be significant.

        The Company's explosive metalworking operation involves the detonation of large amounts of explosives. As a result, the Company is required to use specific safety precautions under the Occupational Safety and Health Administration guidelines. These include precautions which must be taken to protect employees from shrapnel and facility deterioration as well as exposure to sound and ground vibration.

        EXPLOSIVE METALWORKING

        The explosive metalworking business includes the use of explosives to perform metal cladding, metal forming, and shock synthesis. DMC believes that the characteristics of its high-energy metal working processes will enable the development of new applications for products in a wide variety of industries.

        Metal Cladding. The principal product of metal cladding is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant alloy and carbon steel, bonded together at the molecular level. High energy metal cladding is performed by detonating an explosion on the surface of an assembly of two parallel metal plates, the cladding metal and the backing metal, separated by a "standoff space". The explosive force creates an electron-sharing metallurgical bond between the two metal components. The metals used can include metals of the same type, for example steel to steel, as well as metals with substantially different densities, melting points, and/or yield strengths, such as titanium and aluminum alloys with stainless and low carbon steels; copper and aluminum alloys with kovar or stainless steel; zirconium alloys with low carbon steel and nickel alloys. DMC manufactures clad metal for uses such as the fabrication of pressure vessels, heat exchangers and transition joints for the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning
(HVAC) industries and other industries that require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. In addition, DMC's Dynaclad( and Detaclad(R) technologies have enabled the use of metal products in new applications such as the manufacture of metal autoclaves for use in the mining industry.

        The Company's clad metal products are produced on a project-by-project basis based on specifications set forth in a customer's purchase order. Upon receipt of an order for clad metal from a customer, the Company identifies sources for the specified raw materials. The Company obtains the raw materials from a variety of sources based on quality, availability, transportation costs and unit price. After the Company receives the materials they are inspected for conformity to the order specification and product quality criteria. The raw materials are then prepared for bonding at the Company's new Mount Braddock, Pennsylvania manufacturing facility. Bonding preparation includes abrasive cleaning of the mating surfaces of each plate, preparation of the assembly, metal scoring and trimming. In some cases, plates may be seam welded to create large parts from readily available standard sizes. The completed assemblies are transported to the Company's Dunbar, Pennsylvania bonding site where a blasting agent is loaded on top of the assembly and detonated in a carefully controlled environment using a remote system. The Company returns the now-bonded metal plates to the Company's Mount Braddock manufacturing facility for further processing. This processing might include heat-treating, flattening, beveling, stripping, milling, cutting and/or special surface preparation to comply with customer specifications. The Company completes the bonding process by performing testing for final certification of the product to the customer's specifications.

        Shock Synthesis. In connection with the 1996 acquisition of the Detaclad division of DuPont, DMC entered into an agreement to provide shock synthesis services associated with the manufacture of industrial diamonds. Shock synthesis is one step in a series of operations required for production of industrial grade diamond abrasives.

        AEROSPACE MANUFACTURING

        Metal Forming. The Company currently manufactures formed metal parts for the commercial aircraft, aerospace and power generation industries. Formed metal products are made from sheet metal or forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances according to customers' specifications. Metal forming is accomplished through the use of traditional metal forming technologies.

        Traditional forming technologies used by DMC in its aerospace manufacturing operations include spinning, machining, rolling, and hydraulic expansion. These technologies were acquired in the 1998 purchases of Spin Forge and PMP. The equipment utilized in the spinning process at Spin Forge is believed to be the largest of its kind in North America, and is capable of producing large, thin wall, close tolerance parts. Formed metal products include tactical and ballistic missile motor cases, high strength, light weight pressurant tanks utilizing specialty aerospace alloys and other high precision, high quality and complex parts. The industries served include space launch vehicle, defense, satellite, stationary power generation, commercial aircraft, medical and high technology.

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

        Welding. The Company's capabilities for providing welding services and assemblies reside primarily in the recent acquisitions of AMK Welding and Spin Forge. Both AMK and Spin Forge provide welding and assembly services to the commercial aircraft, aerospace, power generation and defense industries. Welding services are provided on a project-by-project basis based on specifications set forth in customer's purchase orders. Upon receipt of an order for welded assemblies the Company performs welding services using customer specific welding procedures.

        The welding services are performed utilizing a variety of manual and automatic welding techniques, including electron beam and gas tungsten arc welding processes. The Company has considerable expertise in vacuum controlled atmospheric purged chamber welding which is a critical capability when welding titanium, zirconium, high temperature nickel alloys and other specialty alloys. In addition to its welding capabilities, the Company also utilizes various special stress relieving and non-destructive examination processes such as mag particle and radiographic inspection in support of its welding operations.

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

        STRATEGY

        The Company's strategy for growth is to expand and refine its basic processes and product offerings to generate solutions to the materials needs of customers in its target markets. Key elements of the Company's strategy include:

        Add New Product Lines or Customers. The Company seeks to grow its sales base by adding new product lines through the internal development of new cladding products and by adding new customers and/or programs to its Aerospace Group through recently initiated sales and marketing programs. During 1996, the Company completed production of a new product ( titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead. The Company has recently identified select new customers for transition joints made from clad plate and believes that it may benefit from additional focus in this marketplace. The Company is currently focusing on expanding its metal forming and machining businesses through sales and marketing efforts. The Company's future sales growth plans depend on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to achieve its planned sales growth.

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

        Take Advantage of Recent Investments in New Technology and Manufacturing Leadership. The Company seeks to take advantage of its technology leadership in the metal working business. In 1998 and 1999, the Company invested nearly $7 million in new manufacturing equipment and technologies that Company management believes has substantially reduced the fixed costs of manufacturing clad plates. Management believes this new clad plate manufacturing facility this will provide a significant advantage to the Company in the increasingly competitive global marketplace for explosion bonded clad metal plates. The Company has a research and development program that is focused on identifying new raw materials which may be useful in high energy metal working, identifying new product offerings, and expanding the Company's production capabilities.

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

        COMPETITION

        Competition in the explosion metal working business and the aerospace business is, and is expected to remain, intense. The competitors in both industries include major domestic and international companies. Competitors in the explosion metal working business use alternative technologies; additionally certain of DMC's customers and suppliers who have some in-house metal working capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

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

        At any given time, certain customers may account for significant portions of the Company's business. A significant portion of the Company's net sales is derived from a relatively small number of customers. For the periods indicated, each of the following customers accounted for 10% or more of the Company's revenues: in 1997, Australian Submarine Corporation Pty. Limited (13%); in 1998, none; and in 1999, Atlantic Research Corporation (10%). Large customers also accounted for a significant portion of the Company's backlog in March 2000. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations

        The Company extends its internal selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers and independent sales representatives. Prospective accounts in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. The Company markets its products to three tiers of customers; the product end-users (e.g., operators of chemical processing plants), the engineering contractors in charge of specifying the metal parts to be used by the end-users, and the metal fabricators who manufacture the products or equipment that utilize the Company's metal products. By maintaining relationships with these parties and educating them as to the technical benefits of DMC's high-energy metal worked products, the Company endeavors to have its products specified as early as possible in the design process.

        BACKLOG

        The Company's backlog was approximately $11.8 million at December 31, 1999 compared with approximately $15.8 million and $12.7 million at December 31, 1998 and 1997, respectively. Backlog consists of firm purchase orders and commitments that the Company expects to fill within the next 12 months. The Company expects most of the backlog at December 31, 1999 to be filled during 2000. However, since orders may be rescheduled or canceled and a significant portion of the Company's net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

        EMPLOYEES

        The Company employs approximately 170 full-time employees as of March 15, 1999, the majority of whom are engaged in manufacturing operations. The Company believes that its relations with its employees are good.

        PROTECTION OF PROPRIETARY INFORMATION

        The Company holds 11 United States patents related to the business of explosion metal working and metallic processes and also owns certain registered trademarks, including Detaclad(R), Detacouple(R), Dynalock(R) and EFTEK(R). The Company's current patents expire on various dates through 2012; however, the Company does not believe that such patents are material to its business and the expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

ITEM 2.  PROPERTIES

        The Company's principal manufacturing site, which is owned by the Company, is located in Mount Braddock, Pennsylvania. The Company also leases property in Dunbar, Pennsylvania that serves as an explosion site. The lease for the Dunbar, Pennsylvania property will expire in December 2005. The Company is in the process of obtaining a 25 year extension of the lease. The Company also leases office space in Lafayette, Colorado under a lease that expires in February 2001. The Company owns the land and buildings housing the operations of AMK in South Windsor, Connecticut. The Company leases the land and building occupied by its Spin Forge operations in El Segundo, California. The lease expires in January 2002, and the Company holds an option to purchase the land and building housing the Spin Forge operations through January 2002. Both the lease and option may be extended under certain conditions. The Company also leases the land and building occupied by its PMP operations in Fort Collins, Colorado. The lease expires in December 2003, and the Company has an option to renew the lease for an additional five-year term. The Company also holds an option to purchase the land and building housing the PMP operations through December 2000, after which time the Company holds a first right of offer to purchase the land and building through December 2008. The Company believes that its current facilities are adequate for its existing operations and are in good condition. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.

ITEM 3.  LEGAL PROCEEDINGS

        On October 15, 1999, the Company was named as a third party defendant in a civil action brought in the United States District Court, District of Wyoming. The additional parties to the action are the plaintiff, The Industrial Company of Wyoming, Inc. ("TIC"), and the defendant and third party plaintiff, Process Partners, Inc., d/b/a International Alliance Group ("IAG"). As stated in the Complaint, IAG entered into a contract with Mark Steel

Corporation ("Mark Steel") under which Mark Steel was obligated to supply a Disengager/Stripper unit (the "Unit") to IAG in connection with certain work IAG was performing at a Wyoming oil refinery. Mark Steel in turn entered into a contract with the Company to supply a head for the Unit. The Company entered into a contract with Trinity Industries, Inc. ("Trinity") to form the head for the Unit. IAG claims that the Company breached its contract with Mark Steel by failing to supply the head for the Unit on a timely basis.

        In the lawsuit, TIC's damages claims against IAG total approximately $700,000. IAG has filed an answer which denies responsibility for such damages and has asserted claims against the Company for breach of contract, breach of the implied warranty of workmanlike performance and/or negligence, including consequential damages. IAG asserts that, to the extent that IAG is liable for damages sought by TIC, the Company is responsible for some of such damages. To date, IAG has not asserted a specific dollar amount of the damages it seeks to recover from the Company. The Company has filed an answer which denies IAG's claims and has asserted a fourth-party complaint against Trinity for breach of contract. Pursuant to these claims, the Company asserts that, if the Company is responsible for damages to IAG, Trinity is responsible for some or all of such damages. Trinity has denied responsibility for such damages.

        At this time, the parties are engaged in discovery with regard to the above claims. A jury trial is scheduled for August 2000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote by security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Common Stock of the Company was publicly traded on The Nasdaq Stock Market (National Market) under the symbol "BOOM" from January 3, 1997 through February 3, 2000. On February 4, 2000, the Company transferred to Nasdaq's SmallCap Market as a result of the Company's inability to maintain the $5 million minimum market value of public float required by the Nasdaq National Market. The following table sets forth quarterly high and low bid quotations for the Common Stock during the Company's last two fiscal years, as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         1998                           HIGH               LOW
         ----                           ----               ---

         First Quarter                  $ 10 1/2           $ 7 7/8
         Second Quarter                 $  9 5/8           $ 7 7/8
         Third Quarter                  $  9               $ 5 1/4
         Fourth Quarter                 $  6               $ 3 9/16

         1999
         -----

         First Quarter                  $  6 7/32          $ 3 1/4
         Second Quarter                 $  5               $ 3
         Third Quarter                  $  4 1/8           $ 1 5/16
         Fourth Quarter                 $  1 7/8           $  27/32


        As of March 15, 2000 there were approximately 318 holders of record of the Common Stock.

        The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

        The selected financial data set forth below has been derived from the financial statements of the Company.

                                                                           Year Ended December 31,
                                           -----------------------------------------------------------------------------------------
                                                 1999               1998              1997             1996              1995
                                           -----------------------------------------------------------------------------------------

STATEMENT OF INCOME
Net sales                                    $ 29,131,289      $ 38,212,051       $32,119,585      $29,165,289       $19,521,133
Cost of products sold                          25,419,287        30,343,637        24,459,168       23,187,155        15,281,973
                                             ------------      ------------       -----------      -----------       -----------
     Gross profit                               3,712,002         7,868,414         7,660,417        5,978,134         4,239,160
Costs and expenses                              6,608,895         5,332,458         4,370,091        3,302,602         3,133,640
                                             ------------      ------------       -----------      -----------       -----------
Income from operations                         (2,896,893)        2,535,956         3,290,326        2,675,532         1,105,520
Other income (expense)                           (975,215)         (263,200)          (61,413)         (92,878)          (43,181)
                                             ------------      ------------       -----------      -----------       -----------
     Income before income tax provision        (3,872,108)        2,272,756         3,228,913        2,582,654         1,062,339
Income tax (provision) benefit                  1,154,000          (887,000)       (1,221,000)        (959,000)         (391,145)
                                             ------------      ------------       -----------      -----------       -----------
Net income                                   $ (2,718,108)     $  1,385,756       $ 2,007,913      $ 1,623,654       $   671,194
                                             =============     ============       ===========      ===========       ===========
Net income per share:
     Basic                                         $(0.96)            $0.50             $0.75            $0.64             $0.27
     Diluted                                       $(0.96)            $0.49             $0.70            $0.59             $0.26
Weighted average number of shares
   outstanding:
     Basic                                      2,822,184         2,770,139         2,681,943        2,522,305         2,496,487
     Diluted                                    2,822,184         2,852,547         2,875,703        2,741,868         2,547,797

FINANCIAL POSITION
Current assets                               $  8,898,184      $ 11,145,995       $ 9,809,503      $11,653,968       $ 7,813,704
Total assets                                   30,087,318        33,201,578        14,405,809       16,485,240        10,040,668
Current liabilities                            19,921,074         6,069,050         3,455,700        4,111,784         3,350,039
Non-current liabilities                           136,261        14,503,617            90,632        4,147,696           184,460
Stockholders' equity                           10,029,983        12,628,911        10,859,477        8,225,760         6,506,169


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        GOING CONCERN CONSIDERATIONS

        The Company has suffered losses from operations in 1999 and is in default of its debt obligations. Consequently the Company's December 31, 1999 balance sheet reflects a net working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. In order to meet its financial needs during 2000, the Company must obtain some form of debt or equity financing or combination thereof, or complete a sale of assets, a merger or other transaction. Presently, management is attempting to raise funds to pay down its bank debt. The overdue principal payments totaling approximately $1,467,000 are currently due on the earlier of May 15, 2000 or the closing of the transaction contemplated by the Stock Purchase Agreement with SNPE, Inc., discussed below under the heading "Liquidity and Capital Resources." The Company is actively pursuing a common stock sale through the form of a definitive stock purchase agreement. However, there are no assurances that the Company will be successful in its fund raising efforts or, if successful, that it will be able to successfully restructure or refinance its existing debt obligations. In conjunction with attempts to secure financing, the Company may need to initiate further reductions in its workforce and other areas of costs to reduce future financial obligations.

        GENERAL

        Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in explosive metalworking and, through its new Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds. The Company performs metal cladding using its proprietary Dynaclad( and Detaclad(R) technologies. The Company's revenues from its explosive metalworking businesses, as a proportion of total Company revenues, have declined as a result a significant slowdown in global market demand for explosion bonded clad metal plate and the 1998 acquisitions of AMK Welding, Spin Forge and Precision Machined Products. The Company's Aerospace Group was formed from these three acquisitions and accounted for 22% and 42% of the Company's 1998 revenues and 1999 revenues, respectively.

        Explosive Metalworking. Clad metal products are used in manufacturing processes or environments that involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, the Company fabricates clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, the Company has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry. The Company believes that its clad metal products are an economical, high-performance alternative to the use of sol id corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes shock synthesis of synthetic diamonds.

        Aerospace Manufacturing. Formed metal products are made from sheet metal and forgings that are subsequently formed into precise, three-dimensional shapes that are held to tight tolerances. Metal forming is accomplished through the use of traditional forming technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Fabrication and assembly services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include tactical missile motor cases, titanium pressure tanks for launch vehicles, and complex, high precision component parts for satellites.

        The Company completed three separate business acquisitions during 1998. On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc.
(AMK). AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. On March 18, 1998, the Company completed the acquisition of certain assets of Spin Forge, LLC (Spin Forge). The Company's management believes Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. On December 1, 1998, the Company acquired substantially all of the assets of Precision Machined Products, Inc. ("PMP"). PMP is a contract machining shop specializing in high-precision, high-quality, complex machined parts used in the aerospace, satellite and high technology industries.

        On January 8, 1999, the Board of Directors of DMC declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was paid on January 15, 1999, the rights record date, to the stockholders of record on that date. Each Right entitles the registered holder to purchase from DMC one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.05 per share, of DMC at a purchase price of $22.50, subject to adjustment.

        On June 23, 1999, the Company announced that it had entered into an asset sale agreement to sell certain assets of its Explosive Metalworking Group to AMETEK, Inc. (AMETEK) for an approximate purchase price of $17 million. Company management believed that the sale of DMC's explosive metalworking business would enable the Company to eliminate the majority of its outstanding debt, thus strengthening the Company's balance sheet and enabling the Company to focus its business strategy on consolidating suppliers in the aerospace industry through the acquisition of complementary businesses. The closing of the transaction was expected to occur during the latter part of 1999, pending the satisfaction of certain conditions. However, in a letter dated October 20, 1999, AMETEK notified the Company that it was terminating the Asset Purchase Agreement between the two companies. The Company does not believe that AMETEK had a legal basis for terminating the Agreement and is evaluating its course of action relating to such termination.

        Due largely to the operating loss the Company incurred during 1999, the Company violated certain financial covenants under its debt agreements. Once it became apparent that AMETEK might terminate the Asset Purchase Agreement and that financial covenant violations under its debt agreements would continue, the Company began to evaluate various business strategies and financing alternatives in connection with the need to restructure its debt agreements and/or re-capitalize the Company's balance sheet. These efforts culminated in the Company entering into a Stock Purchase Agreement (the "Agreement") with SNPE, Inc. ("SNPE") that was signed on January 20, 2000. Under the Agreement, SNPE would make a $5.8 million cash payment to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share and would lend the Company an additional $1.2 million under a convertible subordinated note that carries a 5% interest rate, is due five years from date of issuance and is convertible into common stock of the Company at a conversion price of $6.00 per share. SNPE currently owns 14.3% of the Company's outstanding common stock and would acquire a controlling interest in the Company as a result of the proposed transaction. The proposed transaction is subject to approval by the Company's stockholders and certain regulatory approvals. Company management believes that the necessary stockholder and regulatory approvals will be received and expects to close the transaction in the second quarter of 2000.

        In 1999, the Company experienced significant operating losses as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and non-recurring charges associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. The Company expects the reduced demand for these products to continue at least through 2000. The Company also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.


YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

NET SALES. Net sales for 1999 decreased 23.8% to $29,131,289 from $38,212,051 in 1998. The Company's new Aerospace Group, which was formed in 1998 as a result of the acquisitions of AMK, Spin Forge and PMP, contributed $12,116,650 to 1999 sales (41.6% of total sales) sales versus sales of $8,484,778 in 1998 (22.2% of total sales). This 42.8% increase in Aerospace Group sales is largely due to the December 1, 1998 acquisition of PMP whose results are included in Aerospace Group sales for all of 1999 but only one month of 1998. The increase in Aerospace Group sales was more than offset by a $12,712,634 decline in sales by the Company's Explosion Metalworking Group. Sales by this Group, whose operations include explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased 42.8% from $29,727,273 in 1998 (77.8% of total sales) to $17,014,639 in 1999 (58.4% of total sales). The large decrease in Explosive Metalworking Group sales reflects a significant slowdown in global market demand for explosion bonded clad metal plate that is expected to continue for the year 2000.

GROSS PROFIT. As a result of the sharp decline in the Company's net sales, gross profit for 1999 decreased by 52.6% to $3,712,002 from $7,839,451 in 1998. The
Company's gross profit margin for 1999 was 12.7%, a 38.0% decline from the gross profit margin of 20.5% in 1998. Gross profit margin for the Company's Explosion Metalworking Group decreased from 18.1% in 1998 to 4.4% in 1999, while the 1999 gross profit margin for the Aerospace Group decreased to 24.5% from 29.2% in 1998. The large decrease in the gross profit margin for the Explosive Metalworking Group is principally due to unfavorable fixed manufacturing overhead cost variances associated with the sharp declines in production and sales of clad plates. Fixed manufacturing overhead costs for the Explosive Metalworking Group have been significantly reduced through the July 1999 closing of the Group's Colorado manufacturing facility and consolidation of all of the Group's manufacturing activities in its new Mount Braddock, Pennsylvania plant. The decline in the gross margin rate for the Aerospace Group reflects a decrease in year-to-year sales at Spin Forge and related unfavorable absorption of fixed manufacturing overhead expenses into cost of products sold.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $273,457, or 8.4%, to $3,536,450 in 1999 from $3,262,993 in 1998. This increase includes a $556,108 increase in direct Aerospace Group general and administrative expenses. The increase in direct general and administrative expenses of the Aerospace Group relates to the timing of the 1998 acquisitions of AMK, Spin Forge and PMP that were completed on January 5, March 18 and December 1, 1998, respectively. As a percentage of net sales, general and administrative expenses increased from 8.5% in 1998 to 12.1% in 1999. This increased percentage is largely attributable to the significant decrease in sales by the Explosive Metalworking Group.

SELLING EXPENSE. Selling expenses decreased by 23.0% to $1,424,774 in 1999 from $1,850,973 in 1998. This decrease reflects lower expense levels in a number of categories, including compensation and benefits, advertising and promotion, reserves for bad debts and travel and entertainment expenses. Compensation and benefit expense decreases are associated with reduced staffing levels in response to the decline in demand for explosion bonded clad metal plate. However, due to the 23.8% decrease in 1999 sales, selling expenses as a percentage of net sales increased slightly from 4.8% in 1998 to 4.9% in 1999.

START-UP COSTS. In the third quarter of 1998, the Company began to separately report the start-up costs associated with the construction of a new facility in Pennsylvania for the manufacture of clad metal plates. Start-up costs increased from $189,529 in 1998 to $334,372 in 1999. These start-up costs included salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this construction project. The new facility commenced operations in August 1999 at which time all operating costs associated with this new facility began to be recorded as manufacturing overhead that is included in the computation of cost of products sold.

PLANT CLOSING COSTS. On April 23, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad metal plate manufacturing facility. For the year ended December 31, 1999, the Company recorded non-recurring charges of $812,197 related to costs associated with this plant closing. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility in July.

IMPAIRMENT OF LONG-LIVED ASSETS. In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that were to be abandoned and that had negligible fair market values. Accordingly, the Company recorded asset impairment write-down charges in the aggregate amount of $179,004 during 1999.

The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in 1999 as a charge to cost of products sold.

COSTS RELATED TO ATTEMPTED ASSET DISPOSITION. On June 23, 1999, the Company announced that it had entered into an agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK for approximately $17 million. However, on October 20, 1999, AMETEK notified the Company that it was terminating the Asset Purchase Agreement. In connection with the Company's efforts during 1999 to sell its Explosive Metalworking Group, the Company recorded non-recurring expenses of $322,098. These expenses related principally to investment banking, legal and other third party fees associated with the terminated AMETEK transaction.

INCOME (LOSS) FROM OPERATIONS. The Company reported a $2,896,893 loss from operations in 1999 compared to income from operations of $2,535,956 in 1998. The 1999 operating loss is a result of the 23.8% decrease in net sales discussed above and non-recurring charges in the aggregate amount of $1,647,671 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. The Company's Aerospace Group reported income from operations of $862,323 in 1999 as compared to $1,283,338 in 1998; with this decrease being largely attributable to unfavorable product mix changes that resulted decreased gross margin levels. The Explosive Metalworking Group reported a loss from operations of $3,437,118 in 1999, including $1,325,573 of non-recurring expenses associated with new facility start-up costs, plant closing costs and asset impairment write-downs, as compared to income from operations of $1,252,618 in 1998. Non-recurring corporate costs in the amount of $322,098 that were incurred in connection with the attempted sale of the Explosive Metalworking Group were not allocated to either of the Company's two business segments in computing the above business segment income (loss) from operations amounts for 1999.

INTEREST EXPENSE. Interest expense increased by 356% to $1,009,911 in 1999 from $283,706 in 1998. This large increase is attributable to borrowings under the Company's revolving line of credit with the Company's bank that were required to finance the 1998 acquisitions of AMK, Spin Forge and PMP and that were outstanding for a full year in 1999 and to interest expense under the Company's industrial development revenue bonds that were used to finance the new clad metal plate manufacturing facility in Pennsylvania. Interest expense on the bonds was capitalized during the construction period, which ended on August 1, 1999, and expensed thereafter as the facility became operational.

INCOME TAX PROVISION. Due to losses before income taxes and the ability to carry-back the major portion of these losses to prior years in which the Company generated taxable income, the Company recorded an income tax benefit of $1,154,000 in 1999 as compared to a tax provision of $887,000 in 1998. The effective tax rates for recording the 1999 tax benefit and the 1998 tax provision were 29.8% and 39.0%, respectively. The 1999 tax loss exceeded the amount of Federal tax that can be carried back to the 1997 and 1998 tax years and the Company did not recognize a tax benefit with respect to the portion of the 1999 tax loss that can be carried forward. Additionally, the 1999 tax loss cannot be carried back for state tax purposes. As a result of the foregoing factors, the effective tax benefit rate for 1999 was significantly lower than the Company's effective tax rate for 1998.

NET INCOME (LOSS). The Company recorded a net loss of $2,718,108 in 1999 as compared to net income of $1,385,756 in 1998. The significant decrease in net earnings was primarily attributable to decreased gross profit from the Company's explosion metalworking group, non-recurring expenses in the aggregate amount of $1,647,671 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group and increased interest expense.


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

GROSS PROFIT. As a result of the Company's increase in net sales, gross profit for 1998 increased by 3.3% to $7,839,451 from $7,592,388 in 1997. The Company's gross profit margin for 1998 was 20.5%, a 13.1% decline from the gross profit margin of 23.6% in 1997. Gross profit margin for the Company's explosion metalworking group decreased from 23.6% in 1997 to 18.1% in 1998, while the 1998 gross profit margin for the new aerospace group was 29.2%. The large decrease in the gross profit margin for the explosion metalworking group is principally due to proportionately lower sales of explosively formed products that carry significantly higher margins than sales of clad metal plates. As discussed above, a large explosion forming customer no longer orders product from the Company and 1999 sales of explosively formed products are expected to be less than $300,000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses increased by $924,638, or 39.5%, to $3,262,993 in 1998 from $2,338,355 in 1997. The largest portion of this increase relates to $553,618 of new general and administrative expenses associated with the operations of AMK, Spin Forge and PMP which were acquired on January 5, 1998, March 18, 1998 and December 1, 1998, respectively. Expenses in 1998 also include $262,524 of non-recurring expenses relating to the departure of the Company's former president and chief executive officer in the third quarter of 1998. General and administrative expenses are expected to increase in 1999 to support a full year of operations for the three aerospace group acquisitions and other strategic business initiatives. After adjustment for non-recurring expenses related to the departure of the Company's former CEO, general and administrative expenses as a percentage of net sales increased from 7.3% in 1997 to 7.9% in 1998.

SELLING EXPENSE. Selling expenses decreased by 5.7% to $1,850,973 in 1998 from $1,963,707 in 1997. This decrease reflects lower expense levels in a number of categories, including compensation and benefits, advertising and promotion, and consulting. Decreases in these categories were partially offset by an increase in the provision for bad debts. The Company's allowance for doubtful accounts increased from $150,000 as of December 31, 1997 to $225,000 as of December 31, 1998 due to a specific provision in the amount of $137,698 for an outstanding receivable from a customer that was experiencing significant financial difficulty. The customer filed for bankruptcy in 1999 and the Company was required to record a write-off for the full amount of the receivable during 1999 since liquidation proceeds from the bankruptcy proceeding were inadequate to satisfy any obligations to unsecured creditors. Selling expenses as a percentage of net sales decreased from 6.1% in 1997 to 4.8% in 1998.

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


        LIQUIDITY AND CAPITAL RESOURCES


        Historically, the Company has obtained most of its operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating loss the Company incurred during 1999, the Company violated certain financial covenants under both its revolving credit facility and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under the Company's industrial revenue development bonds (the "Bonds"), used to finance the construction of its manufacturing facilities in Pennsylvania. The Company has entered into an agreement with its bank under which (i) certain principal payments due September 30, 1999, December 31, 1999 and March 31, 2000 totaling approximately $1,467,000 have been deferred until the earlier of May 15, 2000 or the closing date of the transaction with SNPE, Inc. described below; (ii) covenant defaults under both the revolving credit facility and reimbursement agreement are waived until May 15, 2000; (iii) interest rates on the revolving credit facility have been increased to prime plus 1% on the acquisition and working capital lines and prime plus 2.25% on the accommodation line; and (iv) maximum borrowings permitted under the working capital line have been decreased to from $6 million to $5 million. The working capital line expires by its terms on November 30, 2000.

        As of December 31, 1999, borrowings outstanding under the $13 million revolving credit line totaled $5.7 million on the acquisition line, $2.3 million on the accommodation line and $2.1 million on the working capital line, and borrowings outstanding on the Bonds totaled approximately $6.7 million. In January of 2000, the Company used proceeds from the sale of its Louisville, Colorado manufacturing facility to pay the acquisition line down to $4.93 million. Borrowings under the accommodation line remained at $2.3 million and borrowings under the working capital line increased to $2.55 million as of March 15, 2000. The Company expects working capital borrowings to remain in the $2.0 to $3.0 million range until such time that the Company is able to close the proposed transaction with SNPE, Inc. Since the current bank deferral and waiver extends only through May 15, 2000 and certain financial covenant violations are likely to continue beyond this date, all of the foregoing debt has been classified as a current liability in the Company's December 31, 1999 financial statements.

        On January 20, 2000, the Company entered into the Agreement with SNPE under which SNPE would acquire 2,109,091 shares of the Company's common stock for a $5.8 million cash payment and would lend the Company an additional $1.2 million pursuant to a convertible subordinated note due five years from the issue date. Completion of the transaction is subject to certain regulatory approvals and approval by the stockholders of the Company at a special meeting expected to occur in the second quarter of 2000. SNPE currently owns 14.3% of the Company's common stock and would acquire a controlling interest in the Company as a result of this transaction. The Company expects to complete the transaction in the second quarter of 2000. In anticipation of closing the SNPE transaction, the Company is in current discussions with its bank to amend both the revolving credit facility and reimbursement agreement with the bank. Amendment to both agreements would contain new financial covenants that reflect the Company's current financial position and projected results for the year 2000 and 2001. The Company expects the amended revolving credit facility to have a term of twelve to eighteen months and consist of a working capital component and a term component with fixed quarterly principal payments. The current maturity schedule for the Bonds is expected to remain unchanged. There can be no assurance that the waivers and deferrals currently in effect will be extended, that the

Company will be successful in closing the transaction with SNPE, or that it will be able to successfully restructure or refinance its existing debt obligations.

        The Company believes that its cash flow from operations and funds the Company expects to be available under its revolving credit facility will be sufficient to fund working capital and capital expenditure requirements of its current operations at least until the SNPE transaction is completed in the second quarter of 2000. If the bank were to refuse to amend the agreement as described above, or to make further funds available to the Company as permitted under that agreement, the Company's ability to meet its cash requirements would be adversely affected.

        Assuming that the proposed SNPE transaction closes as expected, the Company expects to utilize the $7.0 million cash infusion to repay bank debt, finance working capital requirements and make selective capital investments. Company management believes that this cash infusion would enable the Company to restructure its current credit facility and financial covenants relating to its bank credit agreement and the bonds to ensure compliance with underlying covenants or obtain replacement financing. Additionally, the Company believes that proceeds from this contemplated equity sale, cash flow from its operations and funds expected to be available under a restructured or new credit facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations for the foreseeable future. However, if this contemplated equity sale transaction does not close and the Company is unsuccessful in restructuring its currently outstanding debt or obtaining replacement financing, the Company may be required to liquidate certain assets outside of the normal course of business which could result in a loss on the disposition of those assets. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

        YEAR 2000 COMPLIANCE

        The Year 2000 issue is the result of many computer programs being written such that they will malfunction when reading a year of "00." This problem could cause system failure or miscalculations causing disruptions of business processes. During the latter part of 1998 and throughout 1999, the Company pursued a two-prong approach to the Year 2000 issue. The first prong involved an internal evaluation of the Company's computer systems. The second prong of the Company's approach involved an integrated process of working with suppliers and customers to ensure that the flow of goods, services or payments would not be interrupted because of Year 2000 issues. Tests performed by the Company indicated that the Company's computer hardware and software systems were Year 2000 compliant, and the Company did not encounter any problems during the transition to the year 2000. Additionally, the Company did not experience any disruption in the flow of goods, services or payments as a result of Year 2000 problems encountered by suppliers and customers. Finally, the Company did not incur any material 2000 costs because Company employees performed all Year 2000 compliance work.

        FORWARD-LOOKING STATEMENTS

        Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; whether and when the contemplated transaction with SNPE is completed; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and its businesses; the ability of the Company to successfully restructure or refinance its existing debt obligations; the ability of the Company to continue to obtain payment deferrals and covenant waivers from its lenders; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at the Company's facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, primarily debt obligations. Since most of the Company's obligations carry variable interest rates, there is no material difference between the book value and the fair value of those obligations.

                                                        As of December 31,
                                                               1999
                                                      -----------------------

Line of credit - variable rate                              $10,100,000
   Weighted average interest rate                                 8.94%

Industrial development revenue
   Bonds - variable rate                                    $ 6,685,000
   Interest rate                                                  5.70%


                                                        As of December 31,
                                                               1998
                                                      -----------------------

Fixed rate                                                  $     5,742
   Interest rate                                                  8.37%

Line of credit - variable rate                              $ 8,600,000
   Weighted average interest rate                                 6.78%

Industrial development revenue
   Bonds - variable rate                                    $ 6,850,000
   Interest rate                                                  3.10%

         The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.

                                                                    As of December 31, 1998
                                      ------------------------------------------------------------------------------------
                                                                                                 2004 and
                                            2000          2001           2002         2003       thereafter       Total
                                      ------------------------------------------------------------------------------------
Line of credit                         $  5,034,546    $1,956,364     $1,036,364   $1,036,364    $1,036,362   $10,100,000
   Weighted average interest rate             8.37%         8.37%          8.37%        8.37%         8.37%         8.37%

Industrial development
   revenue bonds -                     $    680,000    $  725,000     $  795,000   $  855,000    $3,630,000   $ 6,685,000
   Interest rate                              5.70%         5.70%          5.70%        5.70%         5.70%         5.70%

ITEM 8.  FINANCIAL STATEMENTS


                          DYNAMIC MATERIALS CORPORATION
                          INDEX TO FINANCIAL STATEMENTS

                        As of December 31, 1999 and 1998

                                                                            Page
Report of Independent Public Accountants...................................  21
Financial Statements:
   Balance Sheets..........................................................  22
   Statements of Operations................................................  24
   Statements of Stockholders' Equity......................................  25
   Statements of Cash Flows................................................  27
   Notes to Financial Statement ...........................................  29
The financial statement schedules required by Regulation S-X are filed under item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8K".

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Dynamic Materials Corporation:

We have audited the accompanying balance sheets of DYNAMIC MATERIALS CORPORATION (a Delaware corporation) as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Materials Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999, 1998 and 1997, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Notes 1 and 4 to the financial statements, the Company has suffered losses from operations in 1999 and is in default on its debt obligations. Consequently, the accompanying balance sheet reflects a net working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.



                                        ARTHUR ANDERSEN LLP



Denver, Colorado
February 16, 2000

                                                                              Page 1 of 2


                                   DYNAMIC MATERIALS CORPORATION


                                          BALANCE SHEETS

                                 AS OF DECEMBER 31, 1999 AND 1998



                       ASSETS                                    1999             1998
                       ------                                ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                  $         --    $         --
  Accounts receivable, net of allowance for doubtful
    accounts of $112,000 and $225,000, respectively             3,816,879       4,832,658
  Inventories (Note 3)                                          3,410,828       5,373,829
  Prepaid expenses and other                                      310,477         214,776
  Income tax receivable (Note 6)                                1,360,000         499,932
  Deferred tax assets (Note 6)                                         --         224,800
                                                             ------------    ------------
           Total current assets                                 8,898,184      11,145,995
                                                             ------------    ------------
PROPERTY, PLANT AND EQUIPMENT (Note 3)                         18,867,796      12,729,209
  Less- Accumulated depreciation                               (4,538,838)     (3,931,495)
                                                             ------------    ------------
           Property, plant and equipment--net                  14,328,958       8,797,714
                                                             ------------    ------------

CONSTRUCTION IN PROCESS (Note 3)                                  389,795       1,853,723

RESTRICTED CASH AND INVESTMENTS (Note 4)                          424,312       5,048,981

RECEIVABLE FROM RELATED PARTY (Note 8)                            354,588         280,000

INTANGIBLE ASSETS, net of accumulated amortization
  of $786,077 and $459,759, respectively (Note 3)               5,281,543       5,607,861

OTHER ASSETS, net (Note 3)                                        409,938         467,304
                                                             ------------    ------------
                                                             $ 30,087,318    $ 33,201,578
                                                             ============    ============

                        The accompanying notes to financial statements are
                             an integral part of these balance sheets.

                                                                              Page 2 of 2


                                 DYNAMIC MATERIALS CORPORATION


                                          BALANCE SHEETS

                            AS OF DECEMBER 31, 1999 AND 1998



        LIABILITIES AND STOCKHOLDERS' EQUITY                     1999            1998
        ------------------------------------                 ------------    ------------
CURRENT LIABILITIES:
  Bank overdraft                                             $    193,471    $    805,304
  Accounts payable                                              1,810,577       2,348,090
  Accrued expenses                                              1,096,796       1,734,282
  Current maturities on long-term debt (Note 4)                16,785,000       1,148,924
  Current portion of capital lease obligation
    (Note 7)                                                       35,230          32,450
                                                             ------------    ------------
            Total current liabilities                          19,921,074       6,069,050

LONG-TERM DEBT (Note 4)                                                --      14,306,818

CAPITAL LEASE OBLIGATION (Note 7)                                   3,069          38,299

DEFERRED TAX LIABILITIES (Note 6)                                      --         158,500

DEFERRED GAIN ON SWAP TERMINATION (Note 4)                        133,192              --
                                                             ------------    ------------
         Total liabilities                                     20,057,335      20,572,667
                                                             ------------    ------------
COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 5):
  Preferred stock, $.05 par value;
    4,000,000 shares authorized; no issued and
     outstanding shares                                                --              --
  Common stock, $.05 par value; 15,000,000 shares
    authorized; 2,842,429 and 2,798,391 shares
    issued and outstanding, respectively                          142,122         139,920
  Additional paid-in capital                                    7,122,553       7,022,450
  Deferred compensation                                           (37,970)        (54,845)
  Retained earnings                                             2,803,278       5,521,386
                                                             ------------    ------------
                                                               10,029,983      12,628,911
                                                             ------------    ------------
                                                             $ 30,087,318    $ 33,201,578
                                                             ============    ============

                        The accompanying notes to financial statements are
                             an integral part of these balance sheets.

                                  DYNAMIC MATERIALS CORPORATION


                                     STATEMENTS OF OPERATIONS

                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                      1999           1998            1997
                                                 ------------    ------------    ------------
NET SALES (Note 9)                               $ 29,131,289    $ 38,212,051    $ 32,119,585

COST OF PRODUCTS SOLD                              25,419,287      30,372,600      24,527,197
                                                 ------------    ------------    ------------
          Gross profit                              3,712,002       7,839,451       7,592,388
                                                 ------------    ------------    ------------
COSTS AND EXPENSES:
  General and administrative expenses               3,536,450       3,262,993       2,338,355
  Selling expenses                                  1,424,774       1,850,973       1,963,707
  New facility start up costs                         334,372         189,529              --
  Plant closing costs                                 812,197              --              --
  Impairment of long-lived assets                     179,004              --              --
  Costs related to attempted asset disposition        322,098              --              --
                                                 ------------    ------------    ------------
          Total costs and expenses                  6,608,895       5,303,495       4,302,062
                                                 ------------    ------------    ------------
(LOSS) INCOME FROM OPERATIONS                      (2,896,893)      2,535,956       3,290,326

OTHER INCOME (EXPENSE):
  Other income                                         14,784           8,921          17,177
  Interest expense, net of amounts
     capitalized                                   (1,009,911)       (283,706)       (117,372)
  Interest income                                      19,912          11,585          38,782
                                                 ------------    ------------    ------------
           (Loss) income before income taxes       (3,872,108)      2,272,756       3,228,913

INCOME TAX BENEFIT (EXPENSE) (Note 6)               1,154,000        (887,000)     (1,221,000)
                                                 ------------    ------------    ------------
NET (LOSS) INCOME                                $ (2,718,108)   $  1,385,756    $  2,007,913
                                                 ============    ============    ============

NET (LOSS) INCOME PER SHARE (Note 3)
     Basic                                       $      (0.96)   $       0.50    $       0.75
                                                 ============    ============    ============
     Diluted                                     $      (0.96)   $       0.49    $       0.70
                                                 ============    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING (Note 3)
     Basic                                          2,822,184       2,770,139       2,681,943
                                                 ============    ============    ============
     Diluted                                        2,822,184       2,852,547       2,875,703
                                                 ============    ============    ============

                          The accompanying notes to financial statements
                             are an integral part of these statements.

                                                                                               Page 1 of 2

                                            DYNAMIC MATERIALS CORPORATION

                                         STATEMENTS OF STOCKHOLDERS' EQUITY

                                FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                 Common Stock        Additional    Deferred
                                           -----------------------     Paid-In      Compen-      Retained
                                             Shares       Amount       Capital      sation       Earnings
                                           ----------   ----------   ----------   ----------    ----------
BALANCES, December 31, 1996                 2,539,323   $  126,967   $ 5,971,076  $       --    $2,127,717
   Common stock issued for stock
     option exercises                         179,385        8,969      313,754           --            --
   Tax benefit related to non-
     statutory options                             --           --      268,381           --            --
   Compensation expense related
     to the accelerated vesting of
     certain options                               --           --       34,700           --            --

   Net income                                      --           --           --           --     2,007,913
                                           ----------   ----------   ----------   ----------    ----------
BALANCES, December 31, 1997                 2,718,708      135,936    6,587,911           --     4,135,630
   Common stock issued for stock
     option exercises                          57,115        2,856      139,865           --            --
   Common stock issued in
     connection with the
     Employee Stock Purchase
     Plan (Note 5)                             23,068        1,153      111,271           --            --
   Tax benefit related to non-
     statutory options                             --           --       20,021           --            --
   Shares issued in connection
     with the purchase of
     Spin Forge (Note 2)                       50,000        2,500      447,300           --            --
   Restricted stock grant related
     to the purchase of
     Spin Forge (Note 2)                        7,500          375       67,125      (67,500)           --
   Shares issued in connection
     with the purchase of
     PMP (Note 2)                              40,000        2,000      213,680           --            --

                        The accompanying notes to financial statements are
                               an integral part of these statements.

                                                                                               Page 2 of 2


                                         DYNAMIC MATERIALS CORPORATION

                                      STATEMENTS OF STOCKHOLDERS' EQUITY

                                FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                 Common Stock        Additional    Deferred
                                           -----------------------     Paid-In      Compen-      Retained
                                             Shares       Amount       Capital      sation       Earnings
                                           ----------   ----------   ----------   ----------    ----------
   Amortization of deferred
     compensation                                  --   $       --   $        --  $   12,655    $       --
   Shares repurchased from
     related party                            (73,168)      (3,658)     (421,627)         --            --
   Shares received from related
     party in partial satisfaction of
     related party receivable (Note 8)        (24,832)      (1,242)     (143,096)         --            --
   Net income                                      --           --            --          --     1,385,756
                                           ----------   ----------   -----------  ----------    ----------
BALANCES, December 31, 1998                 2,798,391      139,920     7,022,450     (54,845)    5,521,386
   Common stock issued for stock
     option exercises                          19,500          975        52,150          --            --
   Common stock issued in
     connection with the
     Employee Stock Purchase
     Plan (Note 5)                             24,538        1,227        47,953          --            --
   Amortization of deferred
     compensation                                  --           --            --      16,875            --
   Net loss                                        --           --            --          --    (2,718,108)
                                           ----------   -----------  -----------   ----------   ----------
BALANCES, December 31, 1999                 2,842,429   $  142,122   $ 7,122,553  $  (37,970)   $2,803,278
                                           ==========   ==========   ===========  ==========    ==========

                        The accompanying notes to financial statements are
                               an integral part of these statements.

                                                                                             Page 1 of 2

                                   DYNAMIC MATERIALS CORPORATION


                                     STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                1999            1998            1997
                                                            ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                $ (2,718,108)   $  1,385,756    $  2,007,913
  Adjustments to reconcile net income
     to net cash from operating activities-
        Depreciation                                           1,187,785         942,688         561,937
        Amortization                                             326,318         152,308         119,107
        Amortization of deferred compensation                     16,875          12,655              --
        Amortization of deferred gain on swap termination        (17,708)             --              --
        Provision for deferred income taxes                       66,300         119,900          74,550
        Compensation expense related to the accelerated
           vesting of certain options                                 --              --          34,700
        Impairment of long-lived assets                          179,004              --              --
        Change in (excluding acquisitions)-
           Accounts receivable, net                            1,015,779         578,209       1,240,239
           Inventories                                         1,963,001          18,090         799,269
           Prepaid expenses and other                            (95,701)        (34,235)         77,434
           Income tax receivable                                (860,068)       (204,938)       (294,994)
           Accounts payable                                     (537,513)       (786,769)         73,677
           Accrued expenses                                     (637,486)        602,883          21,949
                                                            ------------    ------------    ------------
           Net cash flows from operating activities             (111,522)      2,786,547       4,715,781
                                                            ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment and earnings on bond proceeds                      (110,693)     (6,550,707)             --
  Release of bond proceeds by trustee                          4,735,362       1,501,726              --
  Cash paid in connection with the construction
     of the new facility                                      (5,082,680)     (1,853,723)             --
  Purchase of AMK assets (Note 2)                                     --        (939,968)             --
  Purchase of Spin Forge assets (Note 2)                              --      (2,615,691)             --
  Purchase of PMP assets (Note 2)                                     --      (6,869,920)             --
  Acquisition of property, plant and equipment                  (351,425)       (961,092)       (410,007)
  Loan to related party                                          (74,588)       (280,000)       (221,274)
  Investment in patent                                                --              --         (12,091)
  Change in other noncurrent assets                               57,366          34,036         (23,980)
                                                            ------------    ------------    ------------
          Net cash flows from investing activities              (826,658)    (18,535,339)       (667,352)
                                                            ------------    ------------    ------------

                          The accompanying notes to financial statements
                             are an integral part of these statements.

                                                                                             Page 2 of 2

                                   DYNAMIC MATERIALS CORPORATION


                                     STATEMENTS OF CASH FLOWS

                       FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



                                                                1999            1998            1997
                                                            ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Industrial development revenue bond proceeds              $         --    $  6,850,000    $         --
  Bond issue costs paid                                               --        (195,720)             --
  Borrowings/(payments) on line of credit, net                 1,500,000       8,600,000      (3,930,000)
  Payment on industrial development revenue bonds               (165,000)             --              --
  Payments on long-term debt                                      (5,742)        (84,378)        (94,373)
  Payments on capital lease obligation                           (32,450)        (29,888)        (27,530)
  Payment of deferred financing costs                                 --        (100,216)             --
  Cash received upon termination of swap agreements              150,900              --              --
  Repayment of bank overdraft                                   (611,833)             --        (743,471)
  Bank overdraft                                                      --         805,304              --
  Cash paid in connection with the shares repurchased
     from related party                                               --        (425,285)             --
  Net proceeds from issuance of common stock                     102,305         255,145         322,723
  Tax benefit related to non-statutory options                        --          20,021         268,381
                                                            ------------    ------------    ------------
           Net cash flows from financing activities              938,180      15,694,983      (4,204,270)
                                                            ------------    ------------    ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                             --         (53,809)       (155,841)

CASH AND CASH EQUIVALENTS, beginning of the period                    --          53,809         209,650
                                                            ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of the period                $         --    $         --    $     53,809
                                                            ============    ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     Cash paid during the period for-
       Interest, net of amounts capitalized                 $    951,507    $    138,677    $    140,240
                                                            ============    ============    ============
       Income taxes                                         $    145,307    $    952,017    $  1,407,700
                                                            ============    ============    ============

NON-CASH INVESTING ACTIVITIES:
     During 1998, $144,338 of the shares acquired from a related party were in satisfaction of a receivable from that party (Note 8).

  Acquisitions (Note 2):
                                                                1999            1998            1997
                                                            ------------    ------------    ------------
     Accounts receivable                                    $         --    $    474,517              --
     Inventories                                                      --      1,362,360               --
     Prepaids and other                                               --         31,500               --
     Property, plant and equipment                                    --      5,617,460               --
     Intangible assets                                                --      4,529,705               --
     Liabilities assumed                                              --       (924,483)              --
     Common stock issued                                              --       (665,480)              --
                                                            ------------    ------------    ------------
     Net cash paid                                          $         --    $10,425,579     $         --
                                                            ============    ===========     ============

                          The accompanying notes to financial statements
                             are an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION


                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 1999, 1998 AND 1997



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

       GOING CONCERN ISSUES

The Company has suffered losses from operations in 1999 and is in default of its debt obligations (Note 4). Consequently, the accompanying balance sheet reflects a net working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. In order to meet its financial needs during 2000, the Company must obtain some form of debt or equity financing or combination thereof, or complete a sale of assets, a merger or other transaction. Presently, management is attempting to raise funds to pay down its bank debt which is currently due on March 31, 2000. The Company is actively pursuing a common stock sale through the form of a definitive stock purchase agreement (Note 12). However, there are no assurances that the Company will be successful in its fund raising efforts or, if successful, that it will be able to successfully restructure or refinance it existing debt obligations. In conjunction with attempts to secure financing, the Company may need to initiate further reductions in its workforce and other areas of costs to reduce future financial obligations.

Assuming that the proposed equity sale transaction closes as expected (Note 12), the Company expects to utilize the $7.0 million cash infusion to repay bank debt, finance working capital requirements and make selective capital investments. Company management believes that this cash infusion would enable the Company to restructure its current credit facility and financial covenants relating to its bank credit agreement and the bonds to ensure compliance with underlying covenants or obtain replacement financing. Additionally, the Company believes that proceeds from this contemplated equity sale, cash flow from its operations and funds expected to be available under a restructured or new credit facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations for the foreseeable future. However, if this contemplated equity sale transaction does not close and the Company is unsuccessful in restructuring its currently outstanding debt or obtaining replacement financing, the Company may be required to liquidate certain assets outside of the normal course of business which could result in a loss on the disposition of those assets. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

(2)    ACQUISITIONS

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

       SPIN FORGE, LLC

On March 18, 1998, the Company acquired certain assets of Spin Forge, LLC ("Spin Forge") for a purchase price of approximately $3,826,000 that was paid with a combination of approximately $2,616,000 in cash (which includes approximately $146,000 in transaction related costs), assumption of approximately $760,000 in liabilities and 50,000 shares of the Company's stock valued at $449,800. Spin Forge manufactures tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. Principal assets acquired included machinery and equipment and inventories. The Company leases the land and buildings from Spin Forge, LLC and holds an option to purchase such property for approximately $2,900,000, subject to certain adjustments, exercisable under certain conditions through January 2002. The option may be extended beyond this date under specified conditions provided that the option price must be adjusted upwards in the event that the fair market value of the property at the time of exercise is higher than $2,900,000.

As part of a Personal Services Agreement between the Company and one of the former owners of Spin Forge, the Company granted 7,500 shares of restricted stock to that former owner. In connection with this acquisition, the former owner became an officer of the Company. The restricted stock grant was recorded as deferred compensation and is being amortized to expense over the four year vesting period of the grant.

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

The following unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 assume that the acquisitions of AMK, Spin Forge and PMP had occurred on January 1, 1998 and 1997, respectively. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                            For the years ended December 31,
                                            --------------------------------
                                                1998               1997
                                            -------------      -------------
Revenues                                     $43,580,636        $43,832,655
Net income                                   $ 2,036,607        $ 2,533,711
Net income per share - basic                 $       .71        $       .91
Net income per share - diluted               $       .69        $       .85


(3)    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Inventories consist of the following at December 31, 1999 and 1998:

                                         1999           1998
                                      ----------     ----------
              Raw materials           $1,311,345     $1,534,800
              Work in process          2,001,784      3,614,485
              Supplies                    97,699        224,544
                                      ----------     ----------
                                      $3,410,828     $5,373,829
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


Property, plant and equipment consists of the following at December 31, 1999 and 1998:

                                                                  1999             1998
                                                              -----------      -----------
              Land                                            $   387,308      $   387,308
              Building and improvements                         6,699,198        3,022,967
              Manufacturing equipment and tooling               9,736,646        7,507,302
              Furniture, fixtures and computer equipment        1,802,751        1,556,158
              Other                                               241,893          255,474
                                                              -----------      -----------
                                                              $18,867,796      $12,729,209
                                                              ===========      ===========


       CONSTRUCTION IN PROCESS

The construction in process balance of $389,795 as of December 31, 1999, represents costs incurred on the remaining manufacturing equipment not yet in service at the Company's new manufacturing facility. Building and equipment costs of $6,546,608 related to the Company's new manufacturing facility, were transferred from construction in process to property, plant and equipment during the year ended December 31, 1999. Construction began in September 1998 and was largely completed during the third quarter of 1999. The project is being financed using proceeds from the issuance of industrial development revenue bonds ("the Bonds") (see Note 4). Total net interest expense incurred on the bonds during 1999 and 1998 was $188,648 and $(10,560), respectively (net of interest earned on the related invested bond proceeds held in trust of $110,693 and $89,693 during 1999 and 1998, respectively). Of the total net bond interest incurred during 1999, $96,222 was incurred prior to the new facility being ready for service and was, therefore, capitalized.

       INTANGIBLE ASSETS AND GOODWILL

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

As a result of the Detaclad acquisition in 1996, $1,081,375 of excess cost over assets acquired was recorded. These costs are being amortized over a 25-year period using the straight-line method. The Company also acquired certain tradenames and entered into a non-compete agreement in connection with the Detaclad acquisition, which are included in intangible assets in the accompanying balance sheets. Such costs are being amortized over three and five years, respectively.

As a result of the AMK acquisition discussed in Note 2, the Company entered into two non-compete agreements which are valued at $50,000 each and are included in intangible assets and are being amortized over five years.

As a result of the PMP acquisition discussed in Note 2, $4,334,723 of excess cost over assets acquired was recorded and is being amortized over a 25-year period using the straight-line method. In addition, the Company entered into a non-compete agreement related to the acquisition of PMP. The value attributable to the non-compete agreement of $100,000 is also included in intangible assets and is being amortized over 4 years.

Intangible assets and goodwill are summarized as follows as of December 31, 1999 and 1998:

                                                   1999              1998
                                               -----------       -----------
              Goodwill                         $ 5,416,098       $ 5,416,098
              Non-compete agreements               400,000           400,000
              Other                                251,522           251,522
                                               -----------       -----------
                                               $ 6,067,620       $ 6,067,620
              Accumulated amortization            (786,077)         (459,759)
                                               -----------       -----------
                                               $ 5,281,543       $ 5,607,861
                                               ===========       ===========

The Company evaluates the carrying value of its goodwill in accordance with the asset impairment accounting policy discussed below. However, if no events trigger a review under the asset impairment policy, the Company evaluates goodwill recoverability by reviewing whether ongoing events and circumstances throughout the year warrant revised estimates of goodwill useful lives. If estimates are changed and the useful life is shortened, the unamortized goodwill is allocated to the reduced number of remaining periods in the revised useful life, and the excess is expensed as a cost of operations. The Company has recorded no such revision to the carrying value of its goodwill during the years presented.

       ASSET IMPAIRMENTS

The Company reviews its long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, and impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

       PLANT CLOSING COSTS

On April 22, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad plate manufacturing facility. The Company recorded a total of $812,197 in non-recurring charges during the year ended December 31, 1999 to cover costs associated with this plant closing. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility. The Company had a remaining accrual of approximately $20,000 as of December 31, 1999 related to plant closing costs.

In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that will be abandoned and have negligible fair market values. Accordingly, the Company recorded asset impairment write-downs of $179,004 during the second and third quarters of 1999. The impaired assets, which after the write-down have no carrying value, have largely been disposed of.

The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold.


       OTHER ASSETS

Included in other assets are deferred financing costs of $144,842 and $224,866, net of accumulated amortization of $155,767 and $75,743, for the years ended December 31, 1999 and 1998, respectively. The deferred financing costs were incurred in connection with obtaining the Company's lines of credit (see Note 4) and are being amortized over the applicable terms of the lines of credit. Also included in other assets at December 31, 1999 and 1998 are bond issue costs of $156,194 and $195,720, respectively, associated with the industrial development revenue bonds used to finance the Company's new manufacturing facility (Note 4). The Company is amortizing these costs over the life of the bonds. As of December 31, 1999 also included in other assets is $75,359 of costs related to the issuance of stock to SNPE, Inc. (Note 12). These costs are primarily professional fees associated with the proposed transaction and will ultimately be offset against additional paid-in capital upon closing of the transaction.

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

       NET (LOSS) INCOME PER SHARE

Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share" superseded APB Opinion No. 15 ("APB 15") and is effective for interim and annual periods after December 15, 1997. SFAS 128 replaced primary earnings per share ("EPS") with basic EPS and replaced fully diluted EPS with diluted EPS. Basic EPS is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

                                                For the year ended December 31, 1997

                                                                          Per share
                                                   Income       Shares     Amount
Net Income                                      $2,007,913
                                                ==========

Basic earnings per share:
      Income available to common
      shareholders                              $2,007,913    2,681,943   $   0.75
                                                                          ========

Dilutive effect of options to purchase
      common stock                                      --      193,760
                                                ----------   ----------
Dilutive earnings per share:
      Income available to common
      shareholders                              $2,007,913    2,875,703   $   0.70
                                                ==========   ==========   ========

                                                For the year ended December 31, 1997

                                                                          Per share
                                                   Income       Shares     Amount
Net Income                                      $1,385,756
                                                ==========

Basic earnings per share:
      Income available to common
      shareholders                              $1,385,756    2,770,139   $   0.50
                                                                          ========

Dilutive effect of options to purchase common
      stock                                             --       82,408
                                                ----------   ----------
Dilutive earnings per share:
      Income available to common
      shareholders                              $1,385,756    2,852,547   $   0.49
                                                ==========   ==========   ========

During the year ended December 31, 1999, the Company incurred a net loss, therefore, there is no difference in basic and diluted loss per share because the effect of options to purchase common stock is antidilutive.

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

The carrying amounts and estimated fair values of the Company's financial instruments are as follows:

                                           December 31, 1999            December 31, 1998
                                      ---------------------------   ---------------------------
                                        Carrying        Fair          Carrying        Fair
                                         Amount         Value          Amount         Value
                                      ------------   ------------   ------------   ------------
Financial Assets-
   Accounts receivable                $  3,816,879   $  3,816,879   $  4,832,658   $  4,832,658
   Receivable from related party      $    354,588   $    354,588   $    280,000   $    280,000
Financial Liabilities-
   Accounts payable and accrued
     expenses                         $  2,907,373   $  2,907,373   $  4,082,372   $  4,082,372
   Debt                               $ 16,785,000   $ 16,785,000   $ 15,455,742   $ 15,455,742
Unrecognized financial
   instruments- interest rate
   swap agreements (i)                $         --   $         --   $         --   $   (192,688)

(i) Terminated in 1999 for which the Company received $150,900 in cash proceeds.


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

       START-UP COSTS

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities", ("SOP 98-5"), which provides for guidance on the financial reporting for start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998, however, the Company elected to adopt SOP 98-5 in 1998.

       RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform to the current period presentation.

       NEW ACCOUNTING PRINCIPLES

In addition, the FASB recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company is currently assessing the effect of this new standard.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to implement SAB 101 during the second quarter of 2000. The Company is currently assessing the effect of implementing SAB 101.

(4)    LONG-TERM DEBT

       LONG-TERM DEBT

Long-term debt consists of the following at December 31, 1999 and 1998:

                                                                           1999            1998
                                                                       ------------    ------------
     Lines of credit                                                   $ 10,100,000    $  8,600,000

     Industrial development revenue bonds                                 6,685,000       6,850,000

     Note payable to a financial institution payable in monthly installments of $5,786 including interest at 8.37% through
        January 31, 1999, secured by selected Company assets; paid
        during 1999                                                              --           5,742
                                                                       ------------    ------------
                                                                         16,785,000      15,455,742

        Less- Current maturities                                        (16,785,000)     (1,148,924)
                                                                       ------------    ------------
                                                                       $         --    $ 14,306,818
                                                                       ============    ============

       LINES OF CREDIT

During 1996, the Company entered into a $7,500,000 asset-backed revolving credit facility ("Original Line") with its bank. The Original Line was to expire on July 19, 1999, at which time all or part of the outstanding balance could have been converted to a term loan maturing on July 19, 2003. The maximum amount available under the line of credit was subject to borrowing base restrictions that were a function of defined balances in accounts receivable, inventory, real property and equipment.

On November 30, 1998 the Company and its bank entered into an amended and restated credit facility and security agreement that was further amended on December 31, 1998. The amended credit facility allowed for maximum borrowings of $14,000,000 under the following three separate lines of credit: an "acquisition line" of $5,700,000, an "accommodation line" of $2,300,000 and a "working capital line" of $6,000,000 (subject to borrowing base restrictions). Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the acquisition line were to be permanently reduced by $259,091, with ultimate maturity on December 31, 2004. Beginning on September 30, 1999 and on the last day of each calendar quarter thereafter, the maximum borrowings available under the accommodation line were to be permanently reduced by $230,000, with ultimate maturity on December 31, 2001. The working capital line expires on November 30, 2000.

Initially, at the Company's option, borrowings under the acquisition line and working capital line were either in the form of loans bearing an interest rate of 100 to 200 basis points above the LIBOR rate, depending on certain financial ratios, or loans bearing an interest rate of 200 basis points above the Federal Funds rate. Loans under the accommodation line initially carried an interest rate equal to 25 basis points above the bank's prime rate. Under a Deferral and Waiver Agreement between the Company and its bank that was signed on October 15, 1999, the interest rate on the acquisition line and working capital line was increased by 100 basis points and the interest rate on the accommodation line was increased by 200 basis points to prime plus 225 basis points. Subsequently, under the First Amendment to Deferral and Waiver Agreement that was signed on December 30, 1999, the interest rate on the acquisition line and working capital line was established at the prime rate plus 100 basis points. The weighted average interest rate on all line of credit borrowings at December 31, 1999 was 8.94%. The lines of credit are secured by the Company's accounts receivable, inventory and property, plant and equipment.

On December 1, 1998, the Company entered into an interest rate swap agreement with its bank under which the Company converted $4,000,000 of the acquisition line of credit loans to a rate that was largely fixed. The amount of the swap agreement was to decrease by $181,818 beginning on September 30, 1999 and at the end of each quarter thereafter, and was to ultimately mature on December 31, 2004. Under the swap agreement, the Company had agreed to pay the bank a fixed interest rate of 5.49% over the life of the swap agreement and, in return, receive interest payments from the bank in an amount equal to the then current LIBOR. Since the interest payments received under the swap agreement and the interest paid on the acquisition line of credit were both based on the LIBOR rate, the interest rate on $4,000,000 of the $5,700,000 acquisition line of credit was largely fixed at 5.49% plus the then current premium over the LIBOR rate the Company is required to pay based upon certain financial ratios. The Company terminated this swap agreement in the third quarter of 1999 resulting in a deferred gain of $45,600 that is being amortized over the terms of the acquisition line of credit.

       INDUSTRIAL DEVELOPMENT REVENUE BONDS

During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project is being financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The Company closed on this financing arrangement on September 17, 1998. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at December 31, 1999 and 1998 was 5.7% and 3.1%, respectively. The Company has established a bank letter of credit in the trustee's favor for the principal amount of $6,850,000 plus 98 days accrued interest on the bonds. The letter of credit is secured by the Company's accounts receivable, inventory, property, plant and equipment and the bond proceeds not yet expended for construction. The portion of the borrowings not yet expended for construction was $424,312 (which includes accrued interest of $200,385) as of December 31, 1999 and was classified as restricted cash and investments in the accompanying balance sheet. The proceeds are held by a trustee until qualified expenditures are made and reimbursed to the Company. The Company may redeem the bonds prior to maturity at an amount equal to the outstanding principal plus any accrued interest. The bonds mature on September 1, 2013 at which time all amounts become due and payable.

On September 17, 1998, the Company entered into an interest rate swap agreement with its bank under which the Company converted the variable interest rate on the bonds to a rate that is largely fixed. Under the swap agreement, the Company had agreed to pay the bank a fixed interest rate of 4.41% over the life of the bonds and, in return, receive interest payments from the bank in an amount equal to 76% of the 30-day commercial paper rate. The Company terminated this swap agreement during the third quarter of 1999 resulting in a deferred gain of $105,300 which is being amortized over the term of the bonds.

       LOAN COVENANTS AND RESTRICTIONS

The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

Due largely to the operating loss the Company incurred during 1999, the Company violated certain financial covenants under both its amended and restated credit facility with its bank and its reimbursement agreement relating to the letter of credit with its bank that supports payment of the principal and interest under the bonds. On June 23, 1999, the Company announced that it had entered into an asset sale agreement to sell certain assets of its Explosive Metalworking Group to AMETEK, Inc. for an approximate purchase price of $17 million. The closing of the transaction was expected to occur during the latter part of 1999, pending the satisfaction of certain conditions. The Company had planned to apply a portion of the proceeds from the sale to retire the majority of the Company's borrowings under its credit facility and to redeem in full the outstanding bonds. However, in a letter dated October 20, 1999, AMETEK notified the Company that it was terminating the Asset Purchase Agreement between the two companies.

Once it became apparent that AMETEK might terminate the Asset Purchase Agreement, the Company began to evaluate various business strategies and financing alternatives in connection with the need to restructure the Company's bank financing and/or re-capitalize the Company's balance sheet. As a first step in the restructuring of its bank credit facility and the reimbursement agreement relating to the bonds, the Company entered into a Deferral and Waiver Agreement with its bank that (i) defers certain principal payments that were due on September 30, 1999 and December 31, 1999 ($518,182 under the Company's acquisition line and $460,000 under its accommodation line), (ii) waives covenant defaults until March 30, 2000, (iii) revises interest rates as discussed above and (iv) decreases maximum borrowings under the working capital line from $6,000,000 to $5,000,000. As the waiver extends only through March 30, 2000 and certain covenant violations are likely to continue beyond this date, the subject debt is classified as a current liability in the December 31, 1999 financial statements.

In connection with the Company's efforts to re-capitalize its balance sheet, the Company entered into a Stock Purchase Agreement with SNPE, Inc. ("SNPE") on January 20, 2000 under which SNPE would invest $7.0 million in the Company (Note
12). Completion of the transaction is subject to certain regulatory approvals and approvals by the stockholders of the Company.


(5)    COMMON STOCK OPTIONS AND BENEFIT PLAN

       STOCK OPTION PLANS

The Company maintains stock option plans that provide for grants of both incentive stock options and non-statutory stock options. During 1997, the 1992 Incentive Stock Option Plan and the 1994 Nonemployee Director Stock Option Plan were both amended and restated in the form of the 1997 Equity Incentive Plan, which was approved by the Company's stockholders in May of 1997. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates that range from five to ten years from the date of grant. Under the 1997 Equity Incentive Plan, there are 1,075,000 shares of common stock authorized to be granted, of which 311,916 remain available for future grants.

       STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123 ("SFAS 123")

SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income and net income per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 1999, 1998 and 1997, using an acceptable option pricing model and the following weighted average assumptions:

                                                   1999               1998              1997
                                               ------------       ------------      ------------
              Risk-free interest rate            4.8%               5.4%              6.5%
              Expected lives                     4.0 years          4.0 years         4.0 years
              Expected volatility               82.2%              68.0%             71.0%
              Expected dividend yield              0%                 0%                0%


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

The total fair value of options granted was computed to be approximately $260,900, $2,211,800 and $147,200 for the years ended December 31, 1999, 1998 and 1997, respectively. These amounts are amortized on a straight-line basis over the vesting periods of the options. Pro forma stock-based compensation, net of the effect of forfeitures, was $568,000, $520,200 and $312,700 for 1999, 1998
and 1997, respectively.

If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income and pro forma net income per common share would have been reported as follows:

                                                                      Year Ended December 31,
                                                             ------------------------------------------
                                                                 1999            1998           1997
                                                             ------------     ----------     ----------
              Net income:
                 As reported                                 $(2,718,108)     $1,385,756     $2,007,913
                 Pro forma                                   $(3,286,108)     $  865,556     $1,738,013
              Pro forma basic earnings per common share:
                 As reported                                 $      (.96)     $      .50     $      .75
                 Pro forma                                   $     (1.16)     $      .31     $      .65

              Pro forma diluted earnings per common share:
                 As reported                                 $      (.96)     $      .49     $      .70
                 Pro forma                                   $     (1.16)     $      .31     $      .62


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

A summary of stock option activity for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                                        Weighted
                                                                        Average
                                                                        Exercise
                                                         Options         Price
                                                         --------       --------
       Outstanding at December 31, 1996                   507,500          $4.12
       Granted                                             21,000          $9.20
       Exercised                                         (179,385)         $1.80
                                                         --------
       Outstanding at December 31, 1997                   349,115          $5.62
       Granted                                            490,000          $7.41
       Cancelled                                         (241,375)         $7.07
       Exercised                                          (57,115)         $2.50
                                                         --------
       Outstanding at December 31, 1998                   540,625          $6.94
       Granted                                            102,500          $4.27
       Cancelled                                          (83,291)         $6.49
       Exercised                                          (19,500)         $2.72
                                                         --------
       Outstanding at December 31, 1999                   540,334          $6.66
                                                         ========

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 1999:

                                        Options Outstanding                             Options Exercisable
                      -------------------------------------------------------   -----------------------------------
                      Number of Options        Remaining          Weighted            Number            Weighted
 Range of Exercise     Outstanding at      Contractual Life        Average        Exercisable at        Average
      Prices          December 31, 1999        in Years        Exercise Price   December 31, 1999    Exercise Price
 -----------------    ----------------     ----------------    --------------   -----------------    --------------
    $1.88 - 2.81            27,500              4.43              $2.42               27,500             $2.42
    $3.13 - 4.19           104,500              8.70              $4.02                6,750             $3.32
    $5.10 - 5.44            34,000              8.79              $5.23                9,500             $5.25
    $7.01 - 7.92           267,334              7.69              $7.59              161,212             $7.55
    $8.00 - 9.63           107,000              7.63              $8.43               58,000             $8.53
                           -------                                                   -------
                           540,334                                                   262,962
                           =======                                                   =======

       EMPLOYEE STOCK PURCHASE PLAN

During 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP") which was approved by the Company's stockholders in May of 1998. The Company is authorized to issue up to 50,000 shares under the ESPP. The initial offering under the ESPP was January 1, 1998 and ended June 30, 1998. Subsequent offerings begin on the first day following each previous offering ("Offering Date") and end six months from the offering date ("Purchase Date"). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lessor of 85% of the fair market value of the Company's common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 24,538 and 23,068 shares of the Company's stock were purchased during the years ended December 31, 1999 and 1998, respectively.

The pro forma net income calculation above reflects $29,200 and $46,800 in compensation expense associated with the ESPP for 1999 and 1998, respectively. The compensation expense represents the fair value of the employees' purchase rights which was estimated using an acceptable pricing model with the following weighted average assumptions:

                                                      Year Ended December 31,
                                                   -----------------------------
                                                      1999               1998
                                                   ----------          ---------
              Risk-free interest rate                4.50%              5.24%
              Expected lives                         1.0 year           1.0 year
              Expected volatility                  131.0%              71.0%
              Expected dividend yield                   0%                0%


       401(k) PLAN

The Company offers a contributory 401(k) plan (the "Plan") to its employees. The Company made matching contributions to the Plan at 50% of the employees' contribution for the first 8% of the employees' compensation for 1999, 1998 and 1997. Total Company contributions were $185,747, $158,890 and $90,140 for the years ended December 31, 1999, 1998 and 1997, respectively.

(6)    INCOME TAXES

The components of the (benefit) provision for income taxes are as follows:

                                                                  1999           1998          1997
                                                              -----------    -----------   -----------
              Current                                         $(1,220,300)   $   747,079   $   878,069

              Deferred                                             66,300        119,900        74,550

              Tax effect of deduction for exercised stock
                 options credited to paid-in capital                   --         20,021       268,381
                                                              -----------    -----------   -----------
              Income tax (benefit) provision                  $(1,154,000)   $   887,000   $ 1,221,000
                                                              ===========    ===========   ===========

The Company's deferred tax assets and liabilities at December 31, 1999 and 1998 consist of the following:

                                                                 1999         1998
                                                              ---------    ---------
              Deferred tax assets-
                 Federal net operating loss carry-forward     $ 270,000    $      --
                 Federal AMT tax credit carry-forward           102,000           --
                 State net operating loss carry-forward         248,000           --
                 Inventory                                       14,000       25,700
                 Allowance for doubtful accounts                 43,700       85,500
                 Repair reserve                                  59,600       47,500
                 Vacation accrual                                43,100       49,600
                 Accrual for unbilled services                    3,900           --
                 Other                                           29,100        5,400
                                                              ---------    ---------
                                                                813,400      213,700
              Deferred tax liability-
                 Depreciation                                  (556,400)    (147,400)
              Valuation allowance                              (257,000)          --
                                                              ---------    ---------
                           Net deferred tax assets            $      --    $  66,300
                                                              =========    =========

              Net current deferred tax assets                 $ 189,000    $ 224,800
              Net long-term deferred tax asset                   68,000           --
              Net long-term deferred tax liability                   --     (158,500)
              Valuation allowance                              (257,000)          --
                                                              ---------    ---------
                                                              $      --    $  66,300
                                                              =========    =========

A reconciliation of the Company's income tax provision (benefit) computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:

                                                           1999           1998          1997
                                                       -----------    -----------   -----------
      Federal income tax at statutory rate             $(1,316,500)   $   772,700   $ 1,097,800
      State tax items, net                                  (3,800)        93,400        99,000
      Nondeductible expenses                                 4,300         20,900        24,200
      Federal tax net operating loss in excess
              of book net operating loss                  (121,000)            --            --
      Federal AMT tax credit carry-forward -
              not recognized                                26,000             --            --
      Change in valuation allowance                        257,000             --            --
                                                       -----------    -----------   -----------
      Provision for income taxes                       $(1,154,000)   $   887,000   $ 1,221,000
                                                       ===========    ===========   ===========

(7)    CAPITAL LEASE

In February 1996, the Company entered into an agreement to lease a phone system. The lease has been capitalized using an implicit interest rate of 8.25%. Future minimum lease payments under the lease as of December 31, 1999 are as follows:

              2000                                               $ 37,078
              2001                                                  3,090
                                                                 --------
                                                                   40,168
              Less- Amount representing interest                   (1,869)
                                                                 --------
                                                                   38,299
              Less- Current portion of capital
                  lease obligation                                (35,230)
                                                                 --------
                                                                 $  3,069
                                                                 ========


(8)    RECEIVABLE FROM RELATED PARTY

In connection with the acquisition of Spin Forge, the Company advanced $280,000 to the seller. At the time, Spin Forge was owned and controlled by an individual who was not an officer of the Company, and his spouse. The advance was made to allow the seller to retire certain debt that was outstanding on land and buildings that the Company currently leases from the seller and on which the Company holds a purchase option as discussed in Note 2 above. The Company also agreed to make additional advances to the seller in connection with future principal payments that the seller is required to make to satisfy debt obligations relating to the property. The Company made additional advances totaling $74,588 during 1999, bringing the balance outstanding to $354,588 as of December 31, 1999. The outstanding balance was paid in full subsequent to December 31, 1999. The Company's promissory note from the seller, which was to mature on January 1, 2002, earned no interest, was secured by a pledge of 50,000 shares of the Company's common stock held by the seller and was personally guaranteed by the seller's two owners. One of these two owners was named President and CEO of the Company during 1998.

(9)    BUSINESS SEGMENTS

The Company is organized in the following two segments: the Explosive Metalworking Group ("Explosive Manufacturing") and the Aerospace Group ("Aerospace"). Explosive Manufacturing uses explosives to perform metal cladding and shock synthesis. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning industries. The Aerospace Group machines, forms and welds parts for the commercial aircraft, aerospace and defense industries.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.

The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.

The Aerospace segment was formed in 1998 as a result of the Company's acquisitions of AMK, Spin Forge and PMP during the year ended December 31, 1998. Explosive Manufacturing was the Company's only segment prior to 1998. Accordingly segment information is presented only for the years ended
December 31, 1999 and 1998 as follows:

                                                         Explosive
                                                       Manufacturing    Aerospace        Total
                                                       ============    ============   ============
As of and for the year ended December 1999:

Net sales                                              $ 17,014,639    $ 12,116,650   $ 29,131,289
                                                       ============    ============   ============
Depreciation and amortization                          $    785,958    $    728,145   $  1,514,103
                                                       ============    ============   ============

Segment (loss) income from operations                  $ (3,437,118)   $    862,323   $ (2,574,795)
Corporate non-recurring charge                                                            (322,098)
                                                                                      ------------
Loss from operations                                                                  $ (2,896,893)
  Unallocated amounts:
  Other income                                                                              14,784
  Interest expense                                                                      (1,009,911)
  Interest income                                                                           19,912
                                                                                      ------------
      Consolidated loss before income tax benefit                                     $ (3,872,108)
                                                                                      ============

Segment assets                                         $ 15,250,163    $ 12,561,020   $ 27,811,183
                                                       ============    ============   ============

Assets not allocated to segments:
  Prepaid expenses and other                                                               151,609
  Income tax receivable                                                                  1,360,000
  Other long-term corporate assets                                                         764,526
                                                                                      ------------
      Consolidated total assets                                                       $ 30,087,318
                                                                                      ============

Capital expenditures                                   $  5,244,292    $    189,813   $  5,434,105
                                                       ============    ============   ============

                                                         Explosive
                                                       Manufacturing    Aerospace        Total
                                                       ============    ============   ============
As of and for the year ended December 1998:

Net sales                                              $ 29,727,273    $  8,484,778   $ 38,212,051
                                                       ============    ============   ============
Depreciation and amortization                          $    861,769    $    233,227   $  1,094,996
                                                       ============    ============   ============

Income from operations                                 $  1,252,618    $  1,283,338   $  2,535,956
Unallocated amounts:
  Other income                                                                               8,921
  Interest expense                                                                        (283,706)
  Interest income                                                                           11,585
                                                                                      ------------
      Consolidated income before income tax provision                                 $  2,272,756
                                                                                      ============

Segment assets                                         $ 18,086,015    $ 13,428,751   $ 31,514,766
                                                       ============    ============   ============
Assets not allocated to segments:
 Prepaid expenses and other                                                                214,776
 Income tax receivable                                                                     499,932
 Current deferred tax asset                                                                224,800
 Other long-term corporate assets                                                          747,304
                                                                                      ------------
      Consolidated total assets                                                       $ 33,201,578
                                                                                      ============

Capital expenditures                                   $  2,442,041    $    372,774   $  2,814,815
                                                       ============    ============   ============


Capital expenditures for the Explosive Manufacturing segment included $5,082,680 and $1,853,723 of costs incurred related to the construction of the Company's new manufacturing facility and the acquisition of related manufacturing equipment during the years ended December 31, 1999 and 1998, respectively.

All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                               For the years ended December 31,
                                               --------------------------------
                                            1999               1998               1997
                                        -----------        -----------        -----------
United States                           $26,563,764        $32,478,791        $24,092,908
Canada                                    1,516,580          3,818,968          2,532,983
Australia                                   149,626             38,428          4,735,542
Mexico                                      449,405            305,398            368,288
Other foreign countries                     451,914          1,570,466            389,864
                                        -----------        -----------        -----------
Total consolidated net sales            $29,131,289        $38,212,051        $32,119,585
                                        ===========        ===========        ===========


During the year ended December 31, 1999, sales to one customer represented approximately $2,968,000 (10%) of total net sales and during the year ended December 31, 1998, no one customer accounted for more than 10% of the Company's net sales. During the year ended December 31, 1997, sales to one customer represented approximately $4,074,000 (13%) of total net sales.

(10)   COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under noncancelable operating leases are as follows:

              Year ended December 31-
                 2000                                   $  605,370
                 2001                                      452,535
                 2002                                      257,923
                 2003                                      230,717
                 2004 and thereafter                       248,897
                                                        ----------
                                                        $1,795,442
                                                        ==========


Total rental expense included in operations was $843,690, $713,731 and $394,875 in the years ended December 31, 1999, 1998 and 1997, respectively.

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.


(11)  STOCKHOLDERS' EQUITY

The Company's authorized capital consists of 15,000,000 shares of common stock, $.05 par value, of which 2,842,429 shares are outstanding as of December 31, 1999 and 4,000,000 shares of preferred stock, $.05 par value, of which no shares are issued and outstanding.

On January 8, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company to record holders of common stock at the close of business on January 15, 1999. The rights are neither presently exercisable nor separable from the common stock. If they become exercisable following the occurrence of certain specified events, each right will entitle the holder, within certain limitations, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for $22.50 subject to certain anti-dilution adjustments. If a person or group acquires 15 percent of the Company's common stock, every other holder of a right will be entitled to buy at the right's then-exercise price a number of shares of the Company's common stock having a value of twice such exercise price. After the threshold is crossed, the rights become non-redeemable, except that, prior to the time a person or group acquires 50% or more of the common stock, the rights other than those held by such person or group can be exchanged at a ratio of one share of common stock for each right. In the event of certain extraordinary transactions, including mergers, the rights entitle holders to buy at the right's then-exercise price equity in the acquiring company having a value of twice such exercise price. The rights do not have any voting rights nor are they entitled to dividends. The rights are redeemable by the Company at $.001 each until a person or group acquires 15% of the Company's common stock or until the rights expire.


(12)   SUBSEQUENT EVENT

In connection with the Company's efforts to re-capitalize its balance sheet, the Company entered into a Stock Purchase Agreement with SNPE, Inc. (SNPE) on January 20, 2000 under which SNPE will invest $7.0 million in the Company. The agreement provides for a $5.8 million cash payment to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share and an additional $1.2 million in cash borrowed under a convertible subordinated note that is due five years from the issue date and convertible into common stock of the Company at a conversion price of $6.00 per share. SNPE currently owns 14.3% of the Company's outstanding common stock and will acquire a controlling interest in the Company as a result of the proposed transaction. The proposed transaction is subject to approval by the Company's stockholders and certain regulatory approvals. Company management believes that the necessary stockholder and regulatory approvals will be received and expects to close the transaction early in the second quarter of 2000. If the transaction is not completed, the Company may be required to liquidate certain assets outside the normal course of business which could result in a loss on the disposition of those assets.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       Not applicable.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        DIRECTORS

        MR. DAVID E. BARTLETT. Mr. Bartlett, age 47, has served the Company as a director since February 1996, and his current term will expire at the annual meeting of stockholders in 2000. Mr. Bartlett has been a principal of Strategic Alliances Holding LLC, a venture capital firm, since February 1999 and has served as General Counsel and Secretary of mDiversity.com Inc., a wireless communications technology company, since April 1999. He is also a founder and has served on the board of Cistant.com since its inception in November 1999. From November 1997 through February 1999, he was a partner with the law firm of Davis, Graham & Stubbs LLP. He was Vice President of Business Development and General Counsel of Netsage Corporation from September 1996 until approximately October 1997. Mr. Bartlett was a partner in the law firm of Cooley Godward LLP in its Palo Alto, California office from August 1987 to August 1993 and in its Boulder, Colorado office from August 1993 to August 1996.

        MR. JOSEPH P. ALLWEIN. Mr. Allwein, age 48, has served the Company as a director since January 1999, and his current term will expire at the annual meeting of stockholders in 2000. He has served as the Company's President and Chief Executive Officer since September 1998. Mr. Allwein became Vice President and General Manager of Spin Forge, a division of the Company, in March 1998, when the Company acquired certain assets of Spin Forge, LLC. Mr. Allwein was a principal shareholder of and served as President of Spin Forge, LLC from March 1996 until March 1998. From 1991 to March 1996, Mr. Allwein was President of Hoover Containment Systems, Inc. ("HCS"), a subsidiary of Hoover Group, Inc. ("Hoover"). Mr. Allwein served as the President and principal shareholder of HCS (then known as Lube Cube Inc.) from 1988 until its acquisition by Hoover in 1991.

        MR. MICHAEL C. FRANSON. Mr. Franson, age 45, has served the Company as a director since May 1998, and his current term will expire at the annual meeting of stockholders in 2001. Since 1993, Mr. Franson has been an Executive Vice President of The Wallach Company, an investment banking firm, where he is responsible for its Information Technology investment banking practice and has served in various positions since 1988. Mr. Franson is a member of the advisory board for the Center for Entrepreneurship at the University of Colorado at Boulder and a member of the Board of Directors of Koala Corporation, a manufacturer of child protection products. He is also a Chartered Financial Analyst.

        DR. GEORGE W. MORGENTHALER. Dr. Morgenthaler, age 73, has served as a director of the Company since June 1986, and his current term will expire at the annual meeting of stockholders in 2001. Dr. Morgenthaler also served as a director during the period from 1971 to 1976. Dr. Morgenthaler has been a Professor of Aerospace Engineering at the University of Colorado at Boulder since 1986. He has served as Department Chair, Director of the University of Colorado's BioServe Commercial Space Center and Associate Dean of Engineering for Research. Previously, Dr. Morgenthaler was Vice President of Technical Operations at Martin Marietta's Denver Aerospace Division, Vice President Primary Products Division of Martin Marietta Aluminum Co. and Vice President and General Manager of the Baltimore Division of Martin Marietta Aerospace Co. Dr. Morgenthaler has served as a director of Computer Technology Assoc. Inc. from 1993 to 1999 and served as a director of Columbia Aluminum Company from 1987 to 1996.

        MR. DEAN K. ALLEN. Mr. Allen, age 64, has served the Company as a director since July 1993, and his current term will expire at the annual meeting of stockholders in 2002. Mr. Allen is President of Parsons Europe, Middle East and South Africa, a position he has held since February 1996. Mr. Allen was Vice President and General Manager of Raytheon Engineers and Constructors, Europe, from February 1994 to December 1995.

        EXECUTIVE OFFICERS

        The following individuals serve as executive officers of the Company. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board.


           NAME         POSITION                                        AGE

Mr. Joseph P. Allwein   President and Chief Executive Officer            48
Mr. Richard A. Santa    Vice President,  Finance,  Chief
                        Financial  Officer and Secretary                 49
Mr. Mark W. Jarman      Vice President of Corporate Development          39



        MR. JOSEPH P. ALLWEIN. Information regarding Mr. Allwein appears above under ITEM 10 - Directors.

        MR. RICHARD A. SANTA. Mr. Santa has served as Vice President of Finance, Chief Financial Officer and Secretary of the Company since October 1996 and served as interim Chief Financial Officer from August 1996 to October 1996. Prior to joining the Company in August 1996, Mr. Santa was Corporate Controller of Scott Sports Group Inc. from September 1993 to April 1996. From June 1992 to August 1993 Mr. Santa was Chief Financial Officer of Scott USA. Earlier in his career, Mr. Santa was a senior manager with Price Waterhouse where he was employed for ten years.

        MR. MARK W. JARMAN. Mr. Jarman has served as Vice President of Corporate Development since September 1998 and served as Manager of New Business Development from October 1996 to September 1998. Prior to joining the Company in October 1996, Mr. Jarman was an Account Executive with Carl Thompson Associates from January 1996 to October 1996. From May of 1995 to January of 1996 Mr. Jarman was a principal of Smith Jarman, Inc., an investor relations consulting firm. From March 1993 to May 1995 Mr. Jarman was Vice President of Marketing and New Business Development at Nordby International.

ITEM 11.       EXECUTIVE COMPENSATION

                             SUMMARY OF COMPENSATION

        The following table shows compensation awarded or paid to, or earned by, the Company's executive officers (the "Named Executive Officers") during the fiscal years ended December 31, 1999, 1998 and 1997:

                                             SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION                LONG-TERM
                                                                               COMPENSATION
                                                                                  AWARDS
  NAME AND PRINCIPAL       FISCAL                           OTHER ANNUAL                        ALL OTHER
       POSITION             YEAR  SALARY ($)   BONUS ($)   COMPENSATION($)(1)   OPTIONS (#)   COMPENSATION($)
----------------------     -----  ----------   ---------   ------------------   -----------  ----------------
Joseph P. Allwein.....     1999    209,167         -           51,701(3)          40,000        5,379(4)
  President and            1998    127,381      75,000           -                62,500        5,966(5)
  Chief Executive
  Officer (2)
Richard A. Santa......     1999    136,930         -             -                10,000        6,021(6)
  Vice President,          1998    124,730      30,000           -                40,000        6,305(7)
  Finance, Chief           1997    120,000      34,800           -                  -           3,629(8)
  Financial Officer and
  Secretary
Mark W. Jarman........     1999     87,333         -                              10,000        3,760(11)
  Vice President,          1998     67,481      15,000          9,209(10)         23,750        2,662(12)
  Corporate Development(9)


 (1) Except as disclosed in this column, the amount of perquisites provided to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of total salary and bonus for each fiscal year.
(2)  Mr. Allwein joined the Company in March 1998.
(3) Includes $42,817 for the cost of a Company-provided apartment and $8,884 for the cost of a Company-provided automobile.
(4) Includes $1,212 of life insurance premiums and $4,167 of matching contributions under the 401(k) plan.
(5) Includes $995 of life insurance premiums and $4,971 of matching contributions under the 401(k) plan.
(6) Includes $1,021 of life insurance premiums and $5,000 of matching contributions under the 401(k) plan.
(7) Includes $1,306 of life insurance premiums and $5,000 of matching contributions under the 401(k) plan.
(8) Includes $1,044 of life insurance premiums and $2,585 of matching contributions under the 401(k) plan.
(9) Mr. Jarman joined the Company in October 1996 and became a Named Executive Officer in September 1998.
(10) Includes $9,209 for the cost of a Company-provided automobile.
(11) Includes $237 of life insurance premiums and $3,493 of matching contributions under the 401(k) plan.
(12) Includes $23 of life insurance premiums and $3,493 of matching contributions under the 401(k) plan.

                             STOCK OPTION EXERCISES

        The Company grants options to its executive officers under its 1997 Equity Incentive Plan (the "1997 PLAN"). As of March 15, 2000, options to purchase a total of 588,000 shares were outstanding under the 1997 Plan and options to purchase 264,250 shares remained available for grant thereunder.

        The following table shows for the fiscal year ended December 31, 1999, certain information regarding options exercised by, and held at year-end by, the Named Executive Officers:

                  OPTION EXERCISES IN FISCAL 1999 AND FISCAL YEAR-END OPTION VALUES

                                                               NUMBER OF
                                                               SECURITIES            VALUE OF
                                                               UNDERLYING           UNEXERCISED
                                                               UNEXERCISED         IN-THE-MONEY
                                                               OPTIONS AT           OPTIONS AT
                                                            DECEMBER 31, 1999    DECEMBER 31, 1999 (1)
                             SHARES ACQUIRED     VALUE        EXERCISABLE/          EXERCISABLE/
      NAME                   ON EXERCISE (#)   REALIZED($)    UNEXERCISABLE        UNEXERCISABLE

Joseph P. Allwein........          -               -           18,750/83,750              -/-

Richard A. Santa.........          -               -           35,000/40,000              -/-

Mark W. Jarman...........          -               -           16,167/23,583              -/-

-------------------
(1) i.e., value of options for which the fair market value of the Company's Common Stock at December 31, 1999 ($1.187) exceeds the exercise price.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of DMC's common stock as of March 15, 2000 by: (i) each person or group known by DMC to be the beneficial owner of more than 5% of DMC's common stock, (ii) each director of DMC; (iii) each executive officer; and (iv) all executive officers and directors of DMC as a group.

                                                                                 Beneficial
                                                                                OWNERSHIP /(1)/

                                                                             Number      Percent
NAME AND ADDRESS OF BENEFICIAL OWNER (2)                                     OF SHARES   OF TOTAL
------------------------------------                                         ---------   --------

Heartland Advisors, Inc.
   790 North Milwaukee Street
   Milwaukee, WI 53202.................................................       537,200     18.90%

SNPE, Inc./(3)/
   5 Vaughan Drive
   Suite 111
   Princeton, NJ  08540................................................       406,400     14.30%

Mr. Joseph P. Allwein /(4)(5)/.........................................       100,000      3.47%

Mr. Richard A. Santa /(5)/.............................................        44,533      1.54%

Mr. Mark W. Jarman /(5)/...............................................        22,053          *

Mr. Dean K. Allen/(5)/.................................................        19,500          *

Mr. David E. Bartlett/(5)/.............................................        22,500          *

Mr. Michael C. Franson/(5)/............................................         8,500          *

Dr. George W. Morgenthaler/(5)/........................................       100,278      3.51%

All executive officers and directors as a group (7 persons)/(6)/.......       317,364     10.54%

-------------------------
*Less than 1%


/1/ This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, DMC believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 2,842,429 shares outstanding on March 15, 2000 adjusted as required by rules promulgated by the SEC.
/2/ Unless otherwise indicated, the address of each beneficial owner is c/o Dynamic Materials Corporation, 551 Aspen Ridge Drive, Lafayette, Colorado 80026.
/3/    The information reported is based solely on information contained in the
       Schedule 13D filed by each of SNPE, Inc., SOFIGEXI, and SNPE. Each reported that it had shared voting and investment power and beneficial ownership of 406,400 shares.
/4/ Of the shares reported, DMC has the option to purchase 12,500 shares if Mr. Allwein ceases to be employed by DMC after March 18, 2000 and before March 18, 2001. Of the shares reported, 3,750 shares are subject to forfeiture if Mr. Allwein ceases to be employed by DMC. Of these shares, 1,875 shares will cease to be subject to forfeiture on March 18 in each of the years 2001 and 2002, assuming Mr. Allwein continues to be employed by DMC on such date.
/5/ Amounts reported include shares subject to stock options exercisable within 60 days of March 15, 2000 as follows: Mr. Allwein, 37,500 shares; Mr. Santa, 43,750 shares; Mr. Jarman, 21,167 shares; Mr. Allen, 17,500 shares; Mr. Bartlett, 22,500 shares; Mr. Franson, 7,500 shares; and Mr. Morgenthaler, 17,500 shares.
/6/ The amount reported includes 167,417 shares subject to stock options exercisable within 60 days of March 15, 2000.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires DMC's directors and officers, and persons who own more than 10% of a registered class of DMC's equity securities, to file with the SEC an initial report of ownership and to report changes in ownership of common stock and other equity securities of DMC. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish DMC with copies of all Section 16(a) forms they file.

To DMC's knowledge, based solely on a review of the copies of such reports furnished to DMC and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that SNPE and its affiliate, Nobel Explosifs France, jointly made late filings of one Form 3 reporting one transaction and one Form 4 reporting one transaction.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      On March 18, 1998, the Company entered into an Asset Purchase Agreement whereby it purchased certain assets of Spin Forge, LLC (the "Seller"), of which Mr. Allwein was the managing member, for a total purchase price of $3,860,411, including cash, stock and assumption of certain debt of the seller by the Company. The Company and Mr. Allwein entered into a Personnel Services Agreement whereby Mr. Allwein received a two year employment agreement with the Company as Vice President and General Manager of the Spin Forge/Aerospace Division for an initial monthly base salary of $11,250. The Personal Services Agreement expired on March 18, 2000. Mr. Allwein also received 7,500 shares of Common Stock of the Company. The terms and conditions of the Asset Purchase Agreement and the Personnel Services Agreement were determined by the Board of Directors and various officers of the Company at the time. Mr. Allwein was named President and CEO of the Company during 1998.

      In connection with the acquisition of Spin Forge, the Company advanced $280,000 to the Seller. At the time, the Seller was owned and controlled by Mr. Allwein and his spouse. The advance was made to allow the Seller to retire certain debt that was outstanding on land and buildings that the Company currently leases from the Seller and on which the Company holds a purchase option. The Company also agreed to make additional advances to the Seller in connection with future principal payments that the Seller was required to make to satisfy debt obligations relating to the property. The Company made additional advances totaling $74,588 during 1999, bringing the balance outstanding to $354,588 as of December 31, 1999. The outstanding balance was paid in full subsequent to December 31, 1999 and the lease rate was increased to a fair market rate of $30,244 per month based upon an independent appraisal completed in November of 1999. The Company's promissory note from the seller, which was to mature on January 1, 2002, earned no interest, was secured by a pledge of 50,000 shares of the Company's common stock held by the seller and was personally guaranteed by the seller's two owners. The promissory note was cancelled and the pledge agreement and personal guarantee were terminated in connection with the full repayment of the promissory note in February 2000.

        Mr. Franson, a Director of the Company, is a principal of The Wallach Company ("TWC"), the financial advisor to DMC in connection with the Agreement between the Company and SNPE (the "Transaction"). The Company has agreed to pay TWC a total fee of $300,000 in connection with its services related to the Transaction, of which $95,000 has been paid through January 31, 2000 at the rate of $7,500 per month. Fees continue to accrue at the rate of $7,500 per month, but TWC has permitted the Company to defer the payment of these fees. If the Transaction were to close on May 15, 2000, total additional fees of $26,250 will have accrued. The remaining fee owed to TWC, $190,000 as of the date of this 10-K or $178,850 if the Transaction were to close on May 15, 2000, is contingent upon the closing of the Transaction.

ITEM 14.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

        (a)    EXHIBITS

  EXHIBIT
  NUMBER      DESCRIPTION
    3.1       Articles of Incorporation (incorporated by reference to the
              Company's Definitive Proxy Statement filed with the Commission on
              July 14, 1997).
    3.2       Bylaws of the Company (incorporated by reference to the Company's
              Definitive Proxy Statement filed with the Commission on July 14,
              1997).
    4.1       Shareholders Rights Plan, dated January 8, 1999 (incorporated by reference to the Company's Registration Statement filed with the Commission on January 21, 1999).
    10.1      Employment Agreement between Company and Richard Santa dated
              October 21, 1996.
    10.2      1997 Equity  Incentive  Plan,  adopted by the Directors on March
              4, 1997, and approved by the Company's Shareholders on May 23,
              1997 (incorporated by reference to the Company's Definitive Proxy
              Statement filed with the Commission on April 17, 1997).
    10.3      Employee Stock Purchase Plan, dated January 9, 1998 (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 22, 1998).
    10.4      Asset  Purchase  Agreement,  dated  January  1998,  between the
              Company and AMK, Inc. (incorporated by reference to the Company's
              Form 10-Q filed with the Commission on May 15, 1998).
    10.5      Stock Agreement, dated as of March 18, 1998, between Company and
              Joseph Allwein (incorporated by reference to the Company's Form
              8-K filed with the Commission on April 2, 1998).
    10.6      Stock Agreement, dated as of March 18, 1998, between Company and
              Spin Forge, LLC (incorporated by reference to the Company's Form
              8-K filed with the Commission on April 2, 1998).
    10.7      Operating Lease, dated as of March 18, 1998, between Company and
              Spin Forge, LLC (incorporated by reference to the Company's Form
              8-K filed with the Commission on April 2, 1998).
    10.8      Option Agreement, dated as of March 18, 1998, between Company and
              Spin Forge, LLC (incorporated by reference to the Company's Form
              8-K filed with the Commission on April 2, 1998).
    10.9      Non-Competition Agreement, dated as of March 18, 1998, between
              Company and Joseph Allwein (incorporated by reference to the Company's Form 8-K filed with the Commission on April 2, 1998).
   10.10      Asset Purchase Agreement between the Company, Spin Forge, LLC,
              Joseph Allwein and Darlene Bauer Allwein (incorporated by reference to the Company's Form 8-K filed with the Commission on April 2, 1998).
   10.11      Reimbursement Agreement between the Company and KeyBank National
              Association, dated September 1, 1998 (incorporated by reference to the Company's Form 10-Q filed with the Commission on November 17,
              1998).
   10.12      Separation Agreement between the Company and Paul Lang, dated as of September 1, 1998 (incorporated by reference to the Company's
              Form 10-Q filed with the Commission on November 14, 1998).
   10.13      Loan Agreement between Company and Fayette County Industrial
              Development Authority, dated September 1, 1998 (incorporated by reference to the Company's Form 10-Q filed with the Commission on November 17, 1998).
   10.14      Asset Purchase Agreement, dated as of November 18, 1998, between
              Company, Precision Machined Products, Inc., Richard B. Bellows and
              Michelle L. Bellows (incorporated by reference to the Company's
              Form 8-K filed with the Commission on December 8, 1998).
   10.15      Amended and Restated Credit Facility and Security Agreement, dated as of November 30, 1998, between the Company and Key Bank National
              Association (incorporated by reference to the Company's Form 10-K filed with the Commission on April 1, 1999).
   10.16      Option and Right of First Offer Agreement, dated as of December 1,
              1998, between the Company and

              JEA Property, LLC (incorporated by reference to the Company's Form
              8-K filed with the Commission on December 8, 1998).
   10.17      Operating Lease, dated as of December 1, 1998, between the Company and JEA Property, LLC (incorporated by reference to the Company's
              Form 8-K filed with the Commission on December 8, 1998).
   10.18      First Amendment to Amended and Restated Credit Facility and
              Security Agreement, dated as of December 31, 1998, between Company and Key Bank National Association (incorporated by reference to the Company's Form 10-K filed with the Commission on April 1,
              1999).
   10.19      Amended and Restated Employee Stock Option Plan approved by the
              Directors of the Company on March 26, 1999 (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 26, 1999).
   10.20      Change in Control Agreement between Company and Mark Jarman, dated
              March 26, 1999 (incorporated by reference to the Company's Form
              10-Q filed with the Commission on August 13, 1999).
   10.21      Change in Control Agreement between Company and Richard Santa, dated March 26, 1999 (incorporated by reference to the Company's
              Form 10-Q filed with the Commission on August 13, 1999).
   10.22      Change of Control Agreement between Company and Joseph Allwein, dated March 26, 1999 (incorporated by reference to the Company's
              Form 10-Q filed with the Commission on August 13, 1999).
   10.23      Deferral and Waiver Agreement, dated as of October 15, 1999, between Company and Key Bank National Association (incorporated by reference to the Company's Form 10-Q filed with the Commission on
              November, 15, 1999).
   10.24      First Amendment to Deferral and Waiver Agreement, dated as of
              December 30, 1999, between Company and Key Bank National
              Association (incorporated by reference to the Company's Form 8-K filed with the Commission on January 11, 2000).
   10.25      Stock Purchase  Agreement,  dated January 20, 2000, between the
              Company and SNPE, Inc. (incorporated by reference to out Form 8-K filed with the Commission on January 31, 2000).
   10.26      Agreement and Amendment to Operating Lease,  dated as of February
              1, 2000 between the Company and Spin Forge, LLC.
   10.27      Letter Agreement, dated February 1, 2000 terminating a Loan
              Agreement between the Company and Spin Forge, LLC, which Loan
              Agreement was dated as of March 18, 1998.
   10.28      Second  Amendment  to  Deferral  and  Waiver  Agreement,  dated as of March 27, 2000, between Company and Key Bank National
              Association.
   10.29      Form of Directors and Officers Indemnification Agreement.
    27        Financial Data Schedule


(b)     REPORTS ON FORM 8-K

        The Company filed a report on Form 8-K dated October 22, 1999, reporting under Item 7 the termination of the Asset Purchase Agreement, dated on or about June 23, 1999, by AMETEK.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          DYNAMIC MATERIALS CORPORATION


March 22, 2000                            By:  /s/  RICHARD A. SANTA
                                             -----------------------------------
                                             Richard A. Santa
                                             Vice President of Finance and Chief
                                             Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                              TITLE                               DATE
/s/  Joseph P. Allwein                 President, Chief Executive          March 22, 2000
----------------------------------     Officer and Director
Joseph P. Allwein                      (Principal Executive Officer)

/s/  Richard A. Santa                  Vice President of Finance and       March 22, 2000
----------------------------------     Chief Financial Officer
Richard A. Santa                       (Principal Financial and
                                       Accounting Officer)

/s/  Dean K. Allen                     Director                            March 22, 2000
----------------------------------
Dean K. Allen

/s/  David E. Bartlett                 Director                            March 22, 2000
----------------------------------
David E. Bartlett

/s/ George W. Morgenthaler             Director                            March 22, 2000
----------------------------------
George W. Morgenthaler

/s/  Michael C. Franson                Director                            March 22, 2000
----------------------------------
Michael C. Franson

                         DYNAMIC MATERIALS CORPORATION
                              INDEX TO SCHEDULE II

                             AS OF DECEMBER 31, 1999


                                                                           PAGE
Report of Independent Public Accountants....................................57
Schedule II (a).............................................................58
Schedule II (b).............................................................58

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS




To Dynamic Materials Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Dynamic Materials Corporation included in this Form 10-K and have issued our report thereon dated February 16, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole. Our report on the financial statements includes an explanatory paragraph with respect to the Company's ability to continue as a going concern in 1999 as discussed in Note 1 to the financial statements.




                                            ARTHUR ANDERSEN LLP


Denver, Colorado
February 16, 2000

DYNAMIC MATERIALS CORPORATION
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                          Balance at    Additions     Accounts                      Balance at
                          beginning     charged to    receivable       Other          end of
                          of period       income      written off    adjustments      period
                          ----------    ----------    -----------    -----------    ----------
Year ended -

December 31, 1997         $ 170,000     $   5,921     $  (8,171)     $ (17,750)     $ 150,000

December 31, 1998         $ 150,000     $  78,732     $  (3,732)     $      --      $ 225,000

December 31, 1999         $ 225,000     $  24,698     $(137,698)     $      --      $ 112,000


DYNAMIC MATERIALS CORPORATION
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
REPAIR RESERVE


                                        Balance at    Additions                    Balance at
                                        beginning     charged to      Repairs        end of
                                        of period       income        allowed        period
                                        ----------    ----------    -----------    ----------
Year ended -

December 31, 1997                        $150,000     $ 69,513        $(69,513)     $150,000

December 31, 1998                        $150,000     $ 30,582        $(55,582)     $125,000

December 31, 1999                        $125,000     $ 80,296        $(52,296)     $153,000