Form 10-Q
period 2000-03-31
DYNAMIC MATERIALS CORP
filed 2000-05-12
CIK 34067

SECURITIES AND EXHCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
         1934 FOR THE TRANSITION PERIOD FROM               TO               .

                          Commission file number 0-8328

                             -----------------------


                          DYNAMIC MATERIALS CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                DELAWARE                                84-0608431
(State of Incorporation or Organization)   (I.R.S. Employer Identification No.)

                551 ASPEN RIDGE DRIVE, LAFAYETTE, COLORADO 80026
          (Address of principal executive offices, including zip code)

                                 (303) 665-5700
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes X   No
                                         ------- -------

         The number of shares of Common Stock outstanding was 2,842,429 as of April 30, 2000.

ITEM 1.  FINANCIAL STATEMENTS


                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)

                                                             March 31,    December 31,
         ASSETS                                               2000           1999
         ------                                           ------------    ------------
CURRENT ASSETS:
  Accounts receivable, net of allowance for doubtful
    accounts of $124,000 and $112,000, respectively       $  4,306,997    $  3,816,879
  Inventories                                                4,653,378       3,410,828
  Prepaid expenses and other                                   306,887         310,477
  Income tax receivable                                      1,326,762       1,360,000
                                                          ------------    ------------
         Total current assets                               10,594,024       8,898,184
                                                          ------------    ------------
PROPERTY, PLANT AND EQUIPMENT                               17,132,811      18,867,796
  Less-Accumulated depreciation                             (3,477,772)     (4,538,838)
                                                          ------------    ------------
         Property, plant and equipment-net                  13,655,039      14,328,958
                                                          ------------    ------------

CONSTRUCTION IN PROCESS                                        350,346         389,795

RESTRICTED CASH AND INVESTMENTS                                336,819         424,312

RECEIVABLE FROM RELATED PARTY                                       --         354,588

INTANGIBLE ASSETS, net of accumulated amortization
  of $866,308 and $786,077, respectively                     5,201,312       5,281,543

OTHER ASSETS                                                   613,353         409,938
                                                          ------------    ------------
    TOTAL ASSETS                                          $ 30,750,893    $ 30,087,318
                                                          ============    ============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (UNAUDITED)



                                                            March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                         2000            1999
------------------------------------                      ------------    ------------
CURRENT LIABILITIES:
  Bank overdraft                                          $    734,689    $    193,471
  Accounts payable                                           2,249,962       1,810,577
  Accrued expenses                                           1,079,301       1,096,796
  Current maturities on long-term debt                      17,075,000      16,785,000
  Current portion of capital lease obligation                   29,740          35,230
                                                          ------------    ------------
         Total current liabilities                          21,168,692      19,921,074

CAPITAL LEASE OBLIGATION                                            --           3,069

DEFERRED GAIN ON SWAP TERMINATION                              124,810         133,192
                                                          ------------    ------------
         Total liabilities                                  21,293,502      20,057,335
                                                          ------------    ------------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.05 par value;
    4,000,000 shares authorized: no issued and
    outstanding shares                                              --              --
  Common stock, $.05 par value; 15,000,000 shares
    authorized;  2,842,429 shares issued and
    outstanding as of both dates                               142,122         142,122
  Additional paid-in capital                                 7,122,553       7,122,553
  Deferred compensation                                        (33,751)        (37,970)
  Retained earnings                                          2,226,467       2,803,278
                                                          ------------    ------------
                                                             9,457,391      10,029,983
                                                          ------------    ------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $ 30,750,893    $ 30,087,318
                                                          ============    ============


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                       For the three months
                                                          ended March 31,
                                                    --------------------------
                                                        2000           1999
                                                    -----------    -----------
NET SALES                                           $ 6,386,623    $ 9,706,259

COST OF PRODUCTS SOLD                                 5,551,787      7,844,063
                                                    -----------    -----------
         Gross profit                                   834,836      1,862,196
                                                    -----------    -----------
COSTS AND EXPENSES:
  General and administrative expenses                   867,531        954,362
  Selling expenses                                      367,029        394,451
  New facility start up costs                                --         65,224
                                                    -----------    -----------
                                                      1,234,560      1,414,037
                                                    -----------    -----------
(LOSS) INCOME FROM OPERATIONS                          (399,724)       448,159

OTHER INCOME (EXPENSE):
  Gain on sale of property and other income             185,610          6,731
  Interest income (expense), net                       (362,697)      (208,048)
                                                    -----------    -----------
         (Loss) income before income taxes             (576,811)       246,842

INCOME TAX PROVISION                                         --       (102,000)
                                                    -----------    -----------
NET (LOSS) INCOME                                   $  (576,811)   $   144,842
                                                    ===========    ===========
NET (LOSS) INCOME PER SHARE
         Basic                                      $     (0.20)   $      0.05
                                                    ===========    ===========
         Diluted                                    $     (0.20)   $      0.05
                                                    ===========    ===========
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING
         Basic                                        2,842,429      2,813,455
                                                    ===========    ===========
         Diluted                                      2,842,429      2,839,705
                                                    ===========    ===========


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2000

                                   (UNAUDITED)


                                     Common Stock           Additional
                              -------------------------      Paid-In        Deferred      Retained
                                 Shares       Amount         Capital      Compensation    Earnings
                              -----------   -----------   -------------   ------------   -----------
Balances, December 31, 1999     2,842,429   $   142,122   $ 7,122,553     $   (37,970)   $ 2,803,278

  Amortization of deferred
    compensation                       --            --              --         4,219             --

  Net loss                             --            --              --            --       (576,811)
                              -----------   -----------   -------------   -----------    -----------
Balances, March 31, 2000        2,842,429   $   142,122   $   7,122,553   $   (33,751)   $ 2,226,467
                              ===========   ===========   =============   ===========    ===========




                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                                   For the three months
                                                                      ended March 31,
                                                                --------------------------
                                                                    2000           1999
                                                                -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                             $  (576,811)   $   144,842
  Adjustments to reconcile net income
    to net cash from operating activities-
      Depreciation                                                  296,339        256,239
      Amortization                                                   80,231         83,187
      Amortization of deferred gain on swap termination              (8,382)            --
      Amortization of deferred compensation                           4,219          4,220
      Gain on sale of property, plant and equipment                (185,570)            --
      Change in (excluding acquisitions)-
         Accounts receivable, net                                  (490,118)      (795,229)
         Inventories                                             (1,242,550)       639,590
         Prepaid expenses and other                                 (49,976)       (55,175)
         Income tax receivable                                       33,238         95,482
         Accounts payable                                           439,385       (254,679)
         Accrued expenses                                           (17,495)      (539,602)
                                                                -----------    -----------
         Net cash flows from operating activities                (1,717,490)      (421,125)
                                                                -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Release of restricted cash and investments                         87,493      1,124,290
  Cash paid in connection with the construction
    of the new facility                                            (228,836)    (1,645,506)
  Acquisition of property, plant and equipment                      (55,035)      (217,508)
  Loan to related party                                                  --        (22,769)
  Proceeds from repayment of loan to related party                  354,588             --
  Change in other non-current assets                               (203,415)        27,261
  Proceeds from sale of property, plant and equipment               940,036             --
                                                                -----------    -----------
         Net cash flows from investing activities                   894,831       (734,232)
                                                                -----------    -----------


                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                         DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)


                                                              For the three months
                                                                ended March 31,
                                                           --------------------------
                                                               2000           1999
                                                           -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on line of credit, net                            455,000      1,250,000
  Payment on industrial development revenue bonds             (165,000)            --
  Payments on long-term debt                                        --         (5,742)
  Payments on capital lease obligation                          (8,559)        (7,864)
  Net proceeds from issuance of common stock                        --         53,125
  Bank overdraft                                               541,218             --
  Repayment of bank overdraft                                       --       (134,162)
                                                           -----------    -----------
         Net cash flows from financing activities              822,659      1,155,357
                                                           -----------    -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           --             --

CASH AND CASH EQUIVALENTS, beginning of the period                  --             --
                                                           -----------    -----------
CASH AND CASH EQUIVALENTS, end of the period               $        --    $        --
                                                           ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the period for-
      Interest, net of amounts capitalized                 $   305,657    $   283,191
                                                           ===========    ===========
      Income taxes                                         $        --    $     6,518
                                                           ===========    ===========




                   SEE NOTES TO CONDENSED FINANCIAL STATEMENTS

                          DYNAMIC MATERIALS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The information included in the Condensed Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 1999.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.       GOING CONCERN ISSUES

         The Company has suffered losses from operations during 1999 and through the first quarter of 2000 and is in default of its debt obligations. Consequently, the accompanying condensed balance sheet reflects a net working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. In order to meet its financial needs during 2000, the Company must obtain some form of debt or equity financing or combination thereof, or complete a sale of assets, a merger or other transaction. Presently, management is attempting to raise funds to pay down its bank debt which is currently due on June 30, 2000. In connection with the Company's efforts to re-capitalize its balance sheet, the Company entered into a Stock Purchase Agreement with SNPE, Inc. (SNPE) on January 20, 2000 under which SNPE will invest $7.0 million in the Company. The agreement provides for a $5.8 million cash payment to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share and an additional $1.2 million in cash borrowed under a convertible subordinated note that is due five years from the issue date and convertible into common stock of the Company at a conversion price of $6.00 per share. SNPE currently owns 14.3% of the Company's outstanding common stock and will acquire a controlling interest in the Company as a result of the proposed transaction. The proposed transaction is subject to approval by the Company's stockholders and satisfaction of certain other conditions. Company management believes that the necessary stockholder approval will be received at the special meeting of stockholders to be held on June 14, 2000 and expects to close the transaction late in the second quarter of 2000.

         Assuming that the proposed transaction with SNPE closes as expected, the Company expects to utilize the $7.0 million cash infusion to repay bank debt, finance working capital requirements and make selective capital investments. Company management believes that this cash infusion would enable the Company to restructure its current credit facility and financial covenants relating to its bank credit agreement and the bonds to ensure compliance with underlying covenants or obtain replacement financing. Additionally, the Company believes that proceeds from this contemplated equity sale, cash flow from its operations and funds expected to be available under a restructured or new credit facility will be sufficient to fund working capital and capital expenditure requirements of its current business operations for the foreseeable future. However, if this contemplated equity sale transaction does not close and the Company is unsuccessful in restructuring its currently outstanding debt or obtaining replacement financing, the Company may be required to liquidate certain assets outside of the normal course of business which could result in a loss on the disposition of those assets. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

3.       NEW ACCOUNTING PRINCIPLE

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

4.       INVENTORIES

         This caption on the Condensed Balance Sheet includes the following:

                                           March 31,     December 31,
                                             2000           1999
                                          ----------     ------------
             Raw Materials                $1,449,036     $1,311,345
             Work-in-Process               3,130,410      2,001,784
             Supplies                         73,932         97,699
                                          ----------     ----------

                                          $4,653,378     $3,410,828
                                          ==========     ==========

5.       CONSTRUCTION IN PROCESS

         The construction in process balance of $350,346 as of March 31, 2000, represents costs incurred on the remaining manufacturing equipment not yet in service at the Company's new manufacturing facility in Pennsylvania. This remaining manufacturing equipment is expected to be ready for service during the second quarter of 2000. Building and equipment costs of $268,285 related to the Company's new manufacturing facility were transferred from construction in process to property, plant and equipment during the three months ended March 31, 2000.

Construction began in September 1998 and was largely completed during the third quarter of 1999. The project is being financed using proceeds from the issuance of industrial development revenue bonds. The portion of the borrowings on the bonds not yet expended for construction was $336,819 (which includes accrued interest) as of March 31, 2000 and is classified as restricted cash and investments (non-current) in the accompanying balance sheet. The proceeds are being held by a trustee until qualified expenditures are made and reimbursed to the Company.

6.       LONG-TERM DEBT

         Long-term debt consists of the following at March 31, 2000 and December 31, 1999:

                                                             March 31,    December 31,
                                                               2000          1999
                                                            -----------   ------------
             Lines of credit                                $10,555,000   $10,100,000
             Industrial development revenue bonds             6,520,000     6,685,000
                                                            -----------   -----------
             Total long-term debt (classified as current)   $17,075,000   $16,785,000
                                                            ===========   ===========

LOAN COVENANTS AND RESTRICTIONS

         The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

         Due largely to the operating losses the Company incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both its amended and restated credit facility with its bank and its reimbursement agreement relating to the letter of credit with its bank that supports payment of the principal and interest under the bonds.

         As a first step in the restructuring of its bank credit facility and the reimbursement agreement relating to the bonds, the Company entered into a Deferral and Waiver Agreement with its bank that (i) defers certain principal payments that were due on September 30, 1999, December 31, 1999 and March 31, 2000 ($777,273 under the Company's acquisition line and $690,000 under its accommodation line), (ii) waives covenant defaults until June 30, 2000,
(iii) revises interest rates and (iv) decreases maximum borrowings under the working capital line from $6,000,000 to $5,000,000. Since the bank deferral and waiver agreement extends only through June 30, 2000 and the Company does not expect to restructure its existing credit facility until the proposed transaction with SNPE closes, the subject debt is classified as a current liability in the March 31, 2000 financial statements.

7.       BUSINESS SEGMENTS

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

         The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 2000 and 1999 as follows:

                                                  Explosive
                                                Manufacturing    Aerospace        Total
                                                -------------   -----------    -----------
For the three months ended March 31, 2000:
Net sales                                        $ 3,305,345    $ 3,081,278    $ 6,386,623
                                                 ===========    ===========    ===========
Depreciation and amortization                    $   163,539    $   213,031    $   376,570
                                                 ===========    ===========    ===========

Loss from operations                             $  (388,437)   $   (11,287)   $  (399,724)
Unallocated amounts:
  Other income                                                                     185,610
  Interest expense, net                                                           (362,697)
                                                                               -----------
    Consolidated income before income taxes                                    $  (576,811)
                                                                               ===========

                                                  Explosive
                                                Manufacturing    Aerospace        Total
                                                -------------   -----------    -----------
For the three months ended March 31, 1999:
Net sales                                        $ 6,365,486    $ 3,340,773    $ 9,706,259
                                                 ===========    ===========    ===========
Depreciation and amortization                    $   165,527    $   173,897    $   339,424
                                                 ===========    ===========    ===========

Income from operations                           $    34,984    $   413,175    $   448,159
Unallocated amounts:
  Other income                                                                       6,731
  Interest expense                                                                (209,577)
  Interest income                                                                    1,529
                                                                               -----------
    Consolidated income before income taxes                                    $   246,842
                                                                               ===========

         All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                                   For the three months
                                                      ended March 31,
                                                 -----------------------
                                                    2000         1999
                                                 ----------   ----------
           United States                         $5,624,234   $8,725,273
           Canada                                   202,957      679,750
           Australia                                     --      112,826
           Korea                                    380,244        1,000
           Other foreign countries                  179,188      187,410
                                                 ----------   ----------
              Total consolidated net sales       $6,386,623   $9,706,259
                                                 ==========   ==========


         During the three months ended March 31,2000, sales to no one customer accounted for more than 10% of total net sales. During the three months ended March 31, 1999, sales to one customer represented approximately $1,320,000 (14%) of total net sales.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GOING CONCERN CONSIDERATIONS

         The Company has suffered losses from operations during 1999 and through the first quarter of 2000 and is in default of its debt obligations. Consequently the Company's March 31, 2000 balance sheet reflects a net working capital deficiency that raises substantial doubt about the Company's ability to continue as a going concern. In order to meet its financial needs during 2000, the Company must obtain some form of debt or equity financing or combination thereof, or complete a sale of assets, a merger or other transaction. Presently, management is attempting to raise funds to pay down its bank debt. The overdue principal payments totaling approximately $1,467,000 are currently due on the earlier of June 30, 2000 or the closing of the transaction contemplated by the Stock Purchase Agreement with SNPE, Inc., discussed below under the heading "Liquidity and Capital Resources." The Company is actively pursuing a common stock sale through the form of a definitive stock purchase agreement. However, there are no assurances that the Company will be successful in its fund raising efforts or, if successful, that it will be able to successfully restructure or refinance its existing debt obligations. In conjunction with attempts to secure financing, the Company may need to initiate further reductions in its workforce and other areas of costs to reduce future financial obligations.

GENERAL

         Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in explosive metalworking and, through its new Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies. The Company's revenues from its explosive metalworking businesses, as a proportion of total Company revenues, have declined as a result a significant slowdown in global market demand for explosion bonded clad metal plate and the 1998 acquisitions of AMK Welding, Spin Forge and Precision Machined Products. The Company's Aerospace Group was formed from these three acquisitions and accounted for 22% and 42% of the Company's 1998 revenues and 1999 revenues, respectively. The proportion of revenues accounted for by the Aerospace Group for the quarter ended March 31, 2000 was 48%, compared to 34% in the first quarter of 1999.

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

         Due largely to the operating loss the Company incurred during 1999, the Company violated certain financial covenants under its debt agreements. Once it became apparent that financial covenant violations under its debt agreements would continue, the Company began to evaluate various business strategies and financing alternatives in connection with the need to restructure its debt agreements and/or re-capitalize the Company's balance sheet. These efforts culminated in the Company entering into a Stock Purchase Agreement (the "Agreement") with SNPE, Inc. ("SNPE") that was signed on January 20, 2000. Under the Agreement, SNPE would make a $5.8 million cash payment to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share and would lend the Company an additional $1.2 million under a convertible subordinated note that carries a 5% interest rate, is due five years from date of issuance and is convertible into common stock of the Company at a conversion price of $6.00 per share. SNPE currently owns 14.3% of the Company's outstanding common stock and would acquire a controlling interest in the Company as a result of the proposed transaction. The proposed transaction is subject to approval by the Company's stockholders and satisfaction of certain other conditions. Company management believes that the necessary stockholder approval will be received at the special meeting of stockholders to be held on June 14, 2000 and expects to close the transaction late in the second quarter of 2000.

         In 1999, the Company experienced significant operating losses as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and non-recurring charges associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. In the first quarter of 2000, the Company again experienced an operating loss due principally to the continued slowdown in global market demand for explosion bonded clad metal plate. The Company expects the reduced demand for these products to continue at least through the end of 2000. The Company also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

QUARTER ENDED MARCH 31, 2000 COMPARED TO MARCH 31, 1999

         The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:


                                                    PERCENTAGE OF NET SALES
                                                  THREE MONTHS ENDED MARCH 31,
                                                        2000      1999
                                                       ------    ------

             Net Sales                                 100.0%    100.0%
             Cost of Products Sold Manufactured         86.9%     80.8%
                                                       ------    ------
             Gross Margin                               13.1%     19.2%
             General & Administrative                   13.6%      9.8%

             Selling Expenses                            5.7%      4.1%


             Start up Costs                              0.0%      0.7%

             (Loss) Income from Operations              (6.3)%     4.6%
             Interest Expense                            5.7%      2.1%
             Income Tax Provision                        0.0%      1.1%
             Net (Loss) Income                          (9.0)%     1.5%

         NET SALES. Net sales for the quarter ended March 31, 2000 decreased 34.2% to $6,386,623 from $9,706,259 in the first quarter of 1999. The Company's Aerospace Group, which was formed in 1998 as a result of the acquisitions of AMK, Spin Forge and PMP, contributed $3,081,278 (48.2% of total sales) to 2000 first quarter sales versus sales of $3,340,773 (34.4% of total sales) in the first quarter of 1999. Sales by the Company's Explosive

Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased 48.1% from $6,365,486 in the first quarter of 1999 to $3,305,345 in the first quarter of 2000. The large decrease in Explosive Metalworking Group sales reflects a significant slowdown in global market demand for clad metal plate that is expected to continue for at least the remainder of the year 2000.

         GROSS PROFIT. The Company's gross profit for the quarter ended March 31, 2000 decreased by 55.2% to $834,836 from $1,862,196 in the first quarter of 1999. The gross profit margin for the quarter ended March 31, 2000 was 13.1%, representing a 31.8% decline from the gross profit margin of 19.2% for the first quarter of 1999. The gross profit margin for the Company's Explosive Metalworking Group decreased from 13.5% in the first quarter of 1999 to 7.8% in the first quarter of 2000. The decrease in the gross profit margin for the Explosive Metalworking Group is due to unfavorable absorption of fixed manufacturing overhead cost into cost of products sold as a result of the 48.1% decline in Explosive Metalworking Group net sales. The Explosive Metalworking Group's low sales level more than offset the positive impact of the significant reduction in fixed manufacturing overhead costs that resulted from the July 1999 closing of the Group's Colorado manufacturing facility and consolidation of all of the Group's manufacturing activities in its new Mount Braddock, Pennsylvania plant. The gross profit margin for the Aerospace Group was 18.8% for the quarter ended March 31, 2000 as compared to 29.9% in the first quarter of 1999. This decrease relates principally to product mix differences between the two quarters and unfavorable absorption of fixed manufacturing expenses into cost of products sold at Spin Forge due to year-to-year sales decreases at this location.

         GENERAL AND ADMINISTRATIVE. General and administrative expenses for the quarter ended March 31, 2000 decreased 9.1% to $867,531 from $954,362 in the first quarter of 1999. The decrease in general and administrative expenses is largely due to reductions in salaries, payroll taxes and benefits as well as reductions in legal expenses. General and administrative expenses as a percentage of net sales increased from 9.8% in the first quarter of 1999 to 13.6% for the quarter ended March 31, 2000. This increased percentage is largely attributable to the significant decrease in sales by the Company's Explosive Metalworking Group.

         SELLING EXPENSES. Selling expenses decreased by 7.5% to $367,029 for the quarter ended March 31, 2000 from $394,451 in the first quarter of 1999. This decrease is principally due to continued reductions in salaries, payroll taxes and benefits associated with Explosive Metalworking Group sales staff reductions. Due to the 34.2% decrease in sales, selling expenses as a percentage of net sales increased from 4.1% in the first quarter of 1999 to 5.7% for the quarter ended March 31, 2000.

         START-UP COSTS. In 1998, the Company began to separately report the start-up costs associated with the construction of the new facility in Pennsylvania for the manufacture of clad metal plates. Start-up costs for the quarter ended March 31, 1999 totaled $65,224 and included salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this project. The new facility commenced operations in August 1999 at which time all operating costs associated with this new facility began to be recorded as manufacturing overhead that is included in the computation of cost of products sold.


         LOSS/INCOME FROM OPERATIONS. Income from operations decreased by 189.2% to a loss of $399,724 for the quarter ended March 31, 2000 from income from operations of $448,159 in the first quarter of 1999. This decrease reflects a gross profit decrease of $1,027,360 primarily associated with lower sales by the Company's Explosive Metalworking Group and lower gross margins by the Aerospace Group, partly offset by a decrease in total operating expenses of $179,477. Income from operations for the Explosive Metalworking Group declined by $423,421 from $34,984 for the first quarter of 1999 to a loss from operations of $388,437 for the first quarter of 2000. The decrease in income from operations for the Explosive Metalworking Group is due primarily to the unfavorable absorption of fixed manufacturing overhead costs in to costs of products sold that resulted from the 48.1% decline in Explosive Metalworking Group net sales. Income from operations for the Aerospace Group declined by $424,462 from $413,175 for the first quarter of 1999 to a loss from operations of $11,287 for the first quarter of 2000. This decrease relates principally to product mix differences between the two quarters and unfavorable absorption of fixed manufacturing expenses into cost of products sold at Spin Forge due to the year-to-year sales decrease at this location.

         INTEREST EXPENSE. Interest expense increased to $362,697 for the quarter ended March 31, 2000 from $209,577 in the first quarter of 1999. This increase is due to increases in interest rates and average borrowings outstanding under the Company's revolving credit facility. In addition the increase reflects the interest on the industrial development revenue bonds being recorded in interest expense for the quarter ended March 31, 2000 versus being capitalized during the quarter ended March 31, 1999. The Company began to record interest on the industrial development revenue bonds as expense once the new facility commenced operations in August 1999. Prior to the commencement of operations, interest on the industrial development revenue bonds was being capitalized.

         INCOME TAX PROVISION. No tax benefit has been recorded for the quarter ended March 31, 2000 since the Company utilized all of its tax loss carry-backs in 1999 and the Company's current financial position and near-term operations outlook make the future realization of tax benefits associated with tax loss carry-forwards uncertain. The income tax provision for the quarter ended March 31, 1999 was $102,000, representing an effective tax rate of 41.3%

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company has obtained most of its operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating losses the Company incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both its revolving credit facility and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under the Company's industrial revenue development bonds (the "Bonds"), used to finance the construction of its manufacturing facilities in Pennsylvania. The Company has entered into an agreement with its bank under which (i) certain principal payments due September 30, 1999, December 31, 1999 and March 31, 2000 totaling approximately $1,467,000 have been deferred until the earlier of June 30, 2000 or the closing date of the transaction with SNPE, Inc. described below; (ii) covenant defaults under both the revolving credit facility and reimbursement agreement are waived until June 30, 2000; (iii) interest rates on the revolving credit facility have been increased to prime plus 1% on the acquisition and working capital lines and prime plus 2.25% on the accommodation line; and (iv) maximum borrowings permitted under the working capital line have been decreased to from $6 million to $5 million. The working capital line expires by its terms on November 30, 2000.

         As of March 31, 2000, borrowings outstanding under the $13 million revolving credit line totaled $4.93 million on the acquisition line, $2.3 million on the accommodation line and $3.325 million on the working capital line, and borrowings outstanding on the Bonds totaled $6.52 million. In April 2000, the Company received approximately $1.35 million in loss carrybacks related to federal income taxes. These proceeds were used to partially pay down the working capital line. The Company expects the outstanding working capital line balance to be in the $1.5 to $2.5 million range until such time that the Company is able to close the proposed transaction with SNPE, Inc. Since the current bank deferral and waiver extends only through June 30, 2000 and certain financial covenant violations are likely to continue beyond this date, all of the foregoing debt has been classified as a current liability in the Company's March 31, 2000 financial statements.

         On January 20, 2000, the Company entered into the Agreement with SNPE under which SNPE would acquire 2,109,091 shares of the Company's common stock for a $5.8 million cash payment and would lend the Company an additional $1.2 million pursuant to a convertible subordinated note due five years from the issue date. Completion of the transaction is subject to certain regulatory approvals and approval by the stockholders of the Company at a special to be held on June 14, 2000. SNPE currently owns 14.3% of the Company's common stock and would acquire a controlling interest in the Company as a result of this transaction. The Company expects to complete the transaction late in the second quarter of 2000. In anticipation of closing the SNPE transaction, the Company is in current discussions with its bank to amend both the revolving credit facility and reimbursement agreement with the bank. Amendment to both agreements would contain new financial covenants that reflect the Company's current financial position and projected results for the year 2000 and 2001. The Company expects the amended revolving credit facility to have a term of twelve to eighteen months and consist of a working capital component and a term component with fixed quarterly principal payments. The current maturity schedule for the Bonds is expected to remain unchanged. There can be no assurance that the waivers and deferrals currently in effect will be extended, that the Company will be successful in closing the transaction with SNPE, or that it will be able to successfully restructure or refinance its existing debt obligations.

         The Company believes that its cash flow from operations and funds the Company expects to be available under its revolving credit facility will be sufficient to fund working capital and capital expenditure requirements of its current operations at least until the SNPE transaction is completed late in the second quarter of 2000. If the bank were to refuse to amend the agreement as described above, or to make further funds available to the Company as permitted under that agreement, the Company's ability to meet its cash requirements would be adversely affected.

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

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In October 1999, the Company was named as a third party defendant in a civil action brought in the United States District Court, District of Wyoming by The Industrial Company of Wyoming, Inc., plaintiff, and Process Partners, Inc., d/b/a International Alliance Group, defendant and third party plaintiff. Additional information regarding this litigation was included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company reached a settlement in May pursuant to which the Company made a payment of $10,000 to the third party plaintiff in exchange for dismissal of the litigation with prejudice and a general release of claims.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5.  OTHER INFORMATION

         None.

ITEM 6.

         (a)      Reports on Form 8-K

         None.

         (b)      Exhibits

         10.1 Amendment No. 1 to Stock Purchase Agreement dated as of April 20, 2000 between Dynamic Materials Corporation and SNPE, Inc.

         10.2 Third Amendment to Deferral and Waiver Agreement dated as of May 2, 2000 between the Company and Key Bank National Association.

         27       Financial Data Schedule

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DYNAMIC MATERIALS CORPORATION
                                          (Registrant)


Date:    May 12, 2000                 /s/ RICHARD A. SANTA
                                      ------------------------------------------
                                      Richard A. Santa, Vice President of
                                      Finance and Chief Financial Officer
                                      (Duly Authorized Officer and Principal
                                      Financial and Accounting Officer)