Form 10-Q
period 2000-06-30
DYNAMIC MATERIALS CORP
filed 2000-08-14
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No



     The number of shares of Common Stock outstanding was 4,973,768 as of July 31, 2000.

ITEM 1.  Financial Statements


                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (unaudited)


                                                               June 30,           December 31,
                         ASSETS                                  2000                1999
                                                           -----------------    ----------------

CURRENT ASSETS:
    Cash                                                   $       56,376       $     -
    Accounts receivable, net of allowance for doubtful
       accounts of $136,000 and $112,000, respectively          4,668,687           3,816,879
    Inventories                                                 3,612,217           3,410,828
    Prepaid expenses and other                                    139,674             310,477
    Income tax receivable                                        -                  1,360,000
                                                            -------------       -------------
              Total current assets                              8,476,954           8,898,184
                                                            -------------       -------------
PROPERTY, PLANT AND EQUIPMENT                                  17,640,025          18,867,796
    Less- Accumulated depreciation                             (3,815,652)         (4,538,838)
                                                            -------------       -------------
              Property, plant and equipment-net                13,824,373          14,328,958
                                                            -------------       -------------

CONSTRUCTION IN PROCESS                                            -                  389,795

RESTRICTED CASH AND INVESTMENTS                                   169,304             424,312

RECEIVABLE FROM RELATED PARTY                                      -                  354,588

INTANGIBLE ASSETS, net of accumulated amortization
    of $942,051 and $786,077, respectively                      5,145,569           5,281,543

OTHER ASSETS                                                      291,393             409,938
                                                            -------------       -------------
       TOTAL ASSETS                                         $  27,907,593        $ 30,087,318
                                                               ==========         ===========





                   See Notes to Condensed Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (unaudited)


                                                                  June 30,           December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                2000                 1999
                                                             -----------------    ----------------
CURRENT LIABILITIES:
    Bank overdraft                                               $       -           $     193,471
    Accounts payable                                                 1,761,465           1,810,577
    Accrued expenses                                                   952,598           1,096,796
    Line of credit with related party                                3,500,000           -
    Current maturities on long-term debt                               700,000          16,785,000
    Current portion of capital lease obligation                         21,008              35,230
                                                                 -------------       -------------
              Total current liabilities                              6,935,071          19,921,074

LONG-TERM DEBT                                                       5,650,000            -

CONVERTIBLE SUBORDINATED NOTE WITH RELATED PARTY                     1,200,000            -

CAPITAL LEASE OBLIGATION                                              -                      3,069

DEFERRED GAIN ON SWAP TERMINATION                                       86,542             133,192
                                                                 -------------       -------------
              Total liabilities                                     13,871,613          20,057,335
                                                                 -------------       -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.05 par value;
       4,000,000 shares authorized: no issued and
       outstanding shares                                               -                   -
    Common stock, $.05 par value; 15,000,000 shares
       authorized;  4,973,768 and 2,842,429 shares issued
       and outstanding, respectively                                   248,689             142,122
    Additional paid-in capital                                      12,276,853           7,122,553
    Deferred compensation                                              (29,531)            (37,970)
    Retained earnings                                                1,539,969           2,803,278
                                                                 -------------       -------------
                                                                    14,035,980          10,029,983
                                                                 -------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 27,907,593        $ 30,087,318
                                                                   ===========         ===========


                   See Notes to Condensed Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

                                   (unaudited)

                                                               Three months ended                Six months ended
                                                                     June 30,                         June 30,
                                                               2000           1999             2000             1999
                                                               ----           -----            ----             ----

NET SALES                                                 $  8,320,483   $  7,737,924       $14,707,107     $17,444,185

COST OF PRODUCTS SOLD                                        7,256,318      6,924,649        12,808,108      14,768,711
                                                         ------------- --------------    --------------  --------------
              Gross profit                                   1,064,165        813,275         1,898,999       2,675,474
                                                         ------------- --------------    --------------  --------------
COSTS AND EXPENSES:
    General and administrative expenses                        909,210        927,743         1,776,741       1,882,107
    Selling expenses                                           422,401        388,733           789,430         783,185
    New facility start up costs                               -               143,735          -                208,958
    Plant closing costs                                       -               549,298          -                549,298
    Impairment of long-lived assets                           -               188,079          -                188,079
    Costs related to sale of bonding business                 -               199,007          -                199,007
                                                          ------------ --------------    --------------   -------------
                                                             1,331,611      2,396,595         2,566,171       3,810,634
                                                          ------------ --------------    --------------   -------------
LOSS FROM OPERATIONS                                          (267,446)    (1,583,320)         (667,172)     (1,135,160)

OTHER INCOME (EXPENSE):
    Other income                                                 1,857          1,583           187,417           8,315
    Interest expense                                          (342,436)      (217,172)         (705,132)       (426,749)
    Interest income                                              1,639            274             1,689           1,802
                                                          ------------ --------------    --------------    ------------
               Loss before income
                 taxes                                        (606,386)    (1,798,635)       (1,183,198)     (1,551,792)

INCOME TAX PROVISION                                          -               708,000          -                606,000
                                                          ------------  -------------    --------------    ------------
NET LOSS BEFORE EXTRAORDINARY ITEM                           $(606,386)    (1,090,635)     $ (1,183,798)     $ (945,792)

EXTRAORDINARY ITEM - LOSS FROM
    EXTINGUISHMENT OF DEBT                                     (80,111)         -               (80,111)          -
                                                          ------------  -------------    --------------    ------------

NET LOSS                                                     $(686,497)   $(1,090,635)     $ (1,263,309)     $ (945,792)
                                                          ============  =============    ==============    ============

NET LOSS PER SHARE - BASIC AND DILUTED
    Loss before extraordinary item                              $(0.19)        $(0.39)           $(0.39)         $(0.34)
    Extraordinary item                                           (0.02)          -                (0.03)           -
                                                          ------------  -------------    --------------    ------------
NET LOSS PER SHARE                                              $(0.21)        $(0.39)           $(0.42)         $(0.34)
                                                          ============  =============    ==============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING - BASIC AND DILUTED
              Basic                                          3,213,258      2,817,891         3,027,844       2,815,685
                                                          ============  =============    ==============    ============


                   See Notes to Condensed Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE SIX MONTHS ENDED JUNE 30, 2000

                                   (unaudited)


                                                                          Additional
                                                 Common Stock               Paid-In          Deferred           Retained
                                             Shares         Amount          Capital        Compensation         Earnings

Balances, December 31, 1999                2,842,429      $ 142,122       $ 7,122,553     $     (37,970)      $ 2,803,278

    Common stock issued to
       SNPE, Inc., net of                  2,109,091        105,455         5,128,228          -                 -
       issuance costs

    Amortization of deferred
       compensation                           -              -                -                   8,439          -

    Common stock issued in
       connection with the
       employee stock purchase
       plan                                   22,248          1,112            26,072           -                -

    Net loss                                  -             -                 -                 -              (1,263,309)
                                         ------------   ------------    --------------    --------------    --------------
Balances, June 30, 2000                    4,973,768      $ 248,689      $ 12,276,853      $    (29,531)      $ 1,539,969
                                           =========      =========      ============      =============      ===========






                   See Notes to Condensed Financial Statements


                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)

                                                                               For the six months
                                                                                 ended June 30,
                                                                        -------------------------------
                                                                            2000                1999
                                                                       --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                         $   (1,263,309)       $ (945,792)
    Adjustments to reconcile net income
       to net cash from operating activities-
          Depreciation                                                      634,219           532,013
          Amortization                                                      155,974           167,110
          Amortization of deferred gain on swap termination                 (46,650)             -
          Amortization of deferred compensation                               8,438             8,438
          Impairment of long-lived assets                                       -             188,079
          Gain on sale of property, plant and equipment                    (185,570)             -
          Change in (excluding acquisitions)-
              Accounts receivable, net                                     (851,808)           78,679
              Inventories                                                  (201,389)        1,371,408
              Prepaid expenses and other                                    117,237           (15,238)
              Income tax receivable                                       1,360,000          (695,477)
              Accounts payable                                              (49,112)         (935,212)
              Accrued expenses                                             (144,198)         (156,064)
                                                                      -------------     -------------
              Net cash flows from operating activities                     (466,168)         (402,056)
                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Release of restricted cash and investments                              255,008         2,788,607
    Cash paid in connection with the construction
       of the new facility                                                 (297,073)       (3,580,997)
    Acquisition of property, plant and equipment                           (143,666)         (278,328)
    Loan to related party                                                       -             (38,882)
    Proceeds from repayment of loan to related party                        354,588              -
    Change in other non-current assets                                      214,929            51,318
    Proceeds from sale of property, plant and equipment                     940,036              -
                                                                       ------------     -------------
              Net cash flows from investing activities                    1,323,822        (1,058,282)
                                                                      -------------     -------------



                   See Notes to Condensed Financial Statements


                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                               For the six months
                                                                                 ended June 30,
                                                                         ------------------------------
                                                                            2000                1999
                                                                       --------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on bank line of credit, net                                  155,000        1,400,000
    Repayment on bank line of credit                                    (10,255,000)             -
    Payment on industrial development revenue bonds                        (335,000)             -
    Proceeds from issuance of common stock to SNPE, Inc.,
      net of issuance costs                                               5,233,682              -
    Borrowings on SNPE, Inc. line of credit                               3,500,000              -
    Borrowings on SNPE, Inc. convertible subordinated note                1,200,000              -
    Payment of deferred financing costs                                    (116,384)             -
    Payments on long-term debt                                                 -              (5,742)
    Payments on capital lease obligation                                    (17,291)         (18,644)
    Net proceeds from issuance of common stock to employees                  27,186           88,322
    Repayment of bank overdraft                                            (193,471)          (3,598)
                                                                     --------------    -------------
              Net cash flows from financing activities                     (801,278)       1,460,338
                                                                     --------------    -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                    56,376             -

CASH AND CASH EQUIVALENTS, beginning of the period                             -                -
                                                                     --------------    -------------
CASH AND CASH EQUIVALENTS, end of the period                         $      56,376     $        -
                                                                      =============    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid during the period for-
          Interest, net of amounts capitalized                        $     603,277     $    439,729
                                                                      =============    =============
          Income taxes                                                $        -        $     72,483
                                                                     ==============    =============








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

2.   TRANSACTIONS WITH SNPE, INC.

     On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE, which provides up to $3,500,000 in borrowings for working capital requirements through June 30, 2001. The SNPE credit facility, which bears interest at the Federal Funds Rate plus 1.5%, may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999.


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

4.    INVENTORIES

     This caption on the Condensed Balance Sheet includes the following:

                                       June 30,           December 31,
                                        2000                 1999
                                  -----------------    -----------------

 Raw Materials                        $   1,082,698         $  1,311,345
 Work-in-Process                          2,454,510            2,001,784
 Supplies                                    75,009               97,699
                                    ----------------     ---------------

                                      $   3,612,217        $   3,410,828
                                      =============        =============

5.   CONSTRUCTION IN PROCESS

     Building and equipment costs of $686,868 related to the Company's new manufacturing facility were transferred from construction in process to property, plant and equipment during the six months ended June 30, 2000. Construction began in September 1998 and was largely completed during the third quarter of 1999 with final completion during the second quarter of 2000. The project was financed using proceeds from the issuance of industrial development revenue bonds ("the Bonds"). The portion of the borrowings on the bonds not yet expended for construction was $169,304 (which includes accrued interest) as of June 30, 2000 and is classified as restricted cash and investments (non-current) in the accompanying balance sheet. The proceeds are being held by a trustee until qualified expenditures are made and reimbursed to the Company.

6.    LONG-TERM DEBT

     Long-term debt consists of the following at June 30, 2000 and December 31, 1999:

                                            June 30,            December 31,
                                              2000                  1999
                                        ------------------    -----------------

Lines of credit                               $   -     .        $  10,100,000
Industrial development revenue bonds            6,350,000            6,685,000
                                               ----------            ---------
Total long-term debt                            6,350,000           16,785,000
Less portion classified as current              (700,000)         (16,785,000)
                                                ---------         ------------
                                              $ 5,650,000        $   -       .
                                              ===========        =============

Loan Covenants and Restrictions

     The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

     Due largely to the operating losses the Company incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both its amended and restated credit facility with its bank and its reimbursement agreement relating to the letter of credit with its bank that supports payment of the principal and interest under the bonds. As a result of the debt and equity infusion from SNPE (see note 2), the Company was able to completely repay all outstanding borrowings under its bank credit facility and terminated this facility on June 14, 2000. Additionally the Company was able to restructure financial covenants under the reimbursement agreement. In connection with the early termination of the credit facility, the Company recorded an $80,111 loss on the early extinguishment of this debt. As of June 30, 2000, the Company is in compliance with all financial covenants and other provisions of its debt agreements.

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

     The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment's products are marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and six months ended June 30, 2000 and 1999 as follows:


                                               Explosive              Aerospace             Total
                                             Manufacturing         --------------       --------------

For the three months ended June 30, 2000:
Net sales                                     $5,377,273             $  2,943,210          $8,320,483
                                               =========              ===========           =========
Depreciation and amortization                 $  204,861             $    208,762          $  413,623
                                               =========              ===========           =========

Loss from operations                          $ (67,063)             $   (200,383)         $ (267,446)
Unallocated amounts:
    Other income                                                                                1,857
    Interest expense, net                                                                    (340,797)
                                                                                         ------------
     Consolidated loss before income taxes
       and extraordinary items                                                            $  (606,386)
                                                                                         ============


                                               Explosive              Aerospace             Total
                                             Manufacturing         --------------       --------------

For the three months ended June 30, 1999:
Net sales                                    $ 4,529,853             $  3,208,071        $  7,737,924
                                              ==========              ===========         ===========
Depreciation and amortization                $   198,897             $    176,237        $    375,134
                                             ===========             ============        ============

(Loss) income from operations                $(1,853,809)            $    270,489        $ (1,583,320)
Unallocated amounts:
    Other income                                                                                1,583
    Interest expense, net                                                                    (216,898)
                                                                                         -------------
     Consolidated loss before income taxes
       and extraordinary items                                                            $(1,798,635)

                                               Explosive
                                             Manufacturing           Aerospace              Total
                                                                   --------------       --------------

For the six months ended June 30, 2000:
Net sales                                    $8,682,619              $  6,024,488        $ 14,707,107
                                              =========              ===========           ==========
Depreciation and amortization                $  369,400              $    420,793        $    790,193
                                             ==========              ============        ============

Loss from operations                         $ (455,501)             $   (211,671)       $  (667,172)
Unallocated amounts:
    Other income                                                                             187,417
    Interest expense, net                                                                   (703,443)
                                                                                         ------------
     Consolidated loss before income taxes
       and extraordinary items                                                           $(1,183,198)




                                               Explosive
                                             Manufacturing           Aerospace              Total
                                                                   --------------       --------------

For the six months ended June 30, 1999:
Net sales                                    $10,895,341             $  6,548,844        $17,444,185
                                              ==========              ===========         ==========
Depreciation and amortization                $   364,424             $    350,134        $   714,558
                                              ==========             ============        ============

(Loss) income from operations                $ (1,818,824)           $    683,664        $(1,135,160)
Unallocated amounts:
    Other income                                                                               8,315
    Interest expense, net                                                                   (424,947)
                                                                                        --------------
     Consolidated loss before income taxes
       and extraordinary items                                                           $(1,551,792)
                                                                                         =============


     All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                                    For the three months
                                                       ended June 30,
                                               -------------------------------
                                                    2000              1999

 United States                                  $7,177,855        $7,303,003
 Canada                                            298,225           351,441
 Australia                                           -                36,800
 Korea                                             572,041             -
 Other foreign countries                           272,362            46,680
                                              ------------      ------------
       Total consolidated net sales             $8,320,483        $7,737,924
                                                 =========         =========


                                                    For the six months
                                                       ended June 30,
                                              -------------------------------
                                                    2000              1999

United States                                 $12,802,090       $16,068,278
Canada                                            512,886         1,031,191
Australia                                           -               149,626
Korea                                             952,285             1,000
Other foreign countries                           439,846           194,090
                                             ------------      ------------
      Total consolidated net sales            $14,707,107       $17,444,185
                                               ==========        ==========

     During the three months ended June 30, 2000, sales to one customer represented approximately $1,101,000 (13%) of total net sales and during the six months ended June 30, 2000, no one customer accounted for more than 10% of total net sales. During the three months and six months ended June 30, 1999, sales to one customer represented approximately $1,036,000 (13%) and $2,356,000 (14%) of total net sales, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in explosive metalworking and, through its new Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies. The Company's revenues from its explosive metalworking businesses, as a proportion of total Company revenues, have declined as a result a significant slowdown in global market demand for explosion bonded clad metal plate and the 1998 acquisitions of AMK Welding, Spin Forge and Precision Machined Products. The Company's Aerospace Group was formed from these three acquisitions and accounted for 22% and 42% of the Company's 1998 revenues and 1999 revenues, respectively. The proportion of revenues accounted for by the Aerospace Group for the quarter and six months ended June 30, 2000 was 35% and 41%, compared to 41% and 38% for the comparable periods of 1999.


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

     On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE, which provides up to $3,500,000 in borrowings for working capital requirements through June 30, 2001. The SNPE credit facility, which bears interest at the Federal Funds Rate plus 1.5%, may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999.

     In 1999, the Company experienced significant operating losses as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and non-recurring charges associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. During the first half of 2000, the Company again experienced operating losses due to the continued slowdown in global market demand for explosion bonded clad metal plate and lower sales and gross margins in its Aerospace Group. The Company expects the reduced demand for its clad metal products to continue at least through the end of 2000. The Company also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

Quarter and Six Months Ended June 30, 2000 Compared to Quarter and Six Months June 30, 1999

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:


                                          Percentage of Net Sales
                          Three Months Ended June 30,  Six Months Ended June 30,
                              2000        1999           2000          1999
Net Sales                    100.0%      100.0%         100.0%        100.0%
Cost of Products Sold         87.2%       89.5%          87.1%         84.7%
                              -----       -----          -----         -----

Gross Margin                  12.8%       10.5%          12.9%         15.3%
General & Administrative      10.9%       12.0%          12.1%         10.8%
Selling Expenses               5.1%        5.0%           5.4%          4.5%
New Facility Start-up
   Costs                          -        1.9%              -          1.2%
Plant Closing Costs               -        7.1%              -          3.1%
Asset Impairments                 -        2.4%              -          1.1%
Costs related to sale of
   Bonding business               -        2.6%              -          1.1%
Loss from Operations          -3.2%     -20.59%          -4.5%         -6.5%
Interest Expense               5.1%        2.8%           5.3%          2.4%
Income Tax Benefit                -        9.2%              -          3.5%
Net Loss                      -8.3%      -14.1%          -8.6%         -5.4%

Net Sales. Net sales for the quarter ended June 30, 2000 increased by 7.5% to $8,320,483 from $7,737,924 in the second quarter of 1999. The Company's Aerospace Group contributed $2,943,210 (35.4% of total sales) to second quarter 2000 sales versus sales of $3,208,071 (41.4% of total sales) in the second quarter of 1999. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 18.7% from $4,529,853 in the second quarter of 1999 to $5,377,273 in the second quarter of 2000. For the six months ended June 30, 2000, net sales decreased by 15.7% to $14,707,107 from $17,444,185 for the comparable period of 1999. Aerospace Group sales for the six months ended June 30, 2000 totaled $6,024,488 (41.0% of total sales), a decrease of 8% from sales of $6,548,844 (37.5% of total sales) reported for the comparable period of 1999. Sales by the Explosive Metalworking Group for the comparable six-month period decreased by 20.3% from $10,895,341 in 1999 to $8,682,619 in 2000. The decrease in Explosive
Metalworking Group sales for the six-month period reflects a significant slowdown in global market demand for explosion bonded clad metal plate that is expected to continue for at least the remainder of the year 2000.

Gross Profit. As a result of the increase in the Company's net sales and lower fixed manufacturing costs for the Explosive Metalworking Group, gross profit for the quarter ended June 30, 2000 increased by 30.8% to $1,064,165 from $813,275 in the second quarter of 1999. The gross profit margin for the quarter ended June 30, 2000 was 12.8%, representing a 22% increase from the gross profit margin of 10.5% for the second quarter of 1999. For the six months ended June 30, 2000, gross profit decreased 29.0% to $1,898,999 from $2,675,474 in the comparable period of 1999. The gross profit margin for the six months ended June 30, 2000 was 12.9%, representing a 15.7% decline from the gross profit margin of 15.3% for the first six months of 1999. The gross profit margin for the Explosive Metalworking Group increased from a negative gross margin of 0.3% in the second quarter of 1999 to a gross margin of 12.0% in the second quarter of 2000. For the comparable six-month periods, Explosive Metalworking gross margins increased from 7.8% in 1999 to 10.4% in 2000. The increase in gross profit margins for the Explosive Metalworking Group are due to favorable fixed manufacturing overhead cost variances associated with the operation of the new manufacturing facility in Pennsylvania. The gross profit margin for the Aerospace Group was 14.2% for the quarter ended June 30, 2000 as compared to 25.8% in the second quarter of 1999. For the comparable six-month periods, Aerospace Group gross margins decreased from 27.9% in 1999 to 16.6% in 2000. The decline in operating unit gross margin rates for the Aerospace Group reflects a decrease in year-to-year sales at Spin Forge and AMK and unfavorable product mix changes at each of the three Aerospace Group operating units.

General and Administrative. General and administrative expenses for the quarter ended June 30, 2000 decreased by 2.0% to $909,210 from $927,743 in the second quarter of 1999. For the six months ended June 30, 2000, general and administrative expenses decreased by 5.6% to $1,776,741 from $1,882,107 in the comparable period of 1999. The decreases in general and administrative expenses are largely due to reductions in salaries, payroll taxes and benefits. As a percentage of net sales, general and administrative expenses decreased from 12.0% in the second quarter of 1999 to 10.9% for the quarter ended June 30, 2000 and increased from 10.8% to 12.1% for the comparable six-month periods.

Selling Expense. Selling expenses increased by 8.7% to $422,401 for the quarter ended June 30, 2000 from $388,733 in the second quarter of 1999. For the six months ended June 30, 2000, selling expenses increased by 0.8% to $789,430 from $783,185 in the comparable period of 1999. Selling expenses for the three and six months ended June 30, 2000 included $80,284 of non-recurring expenses associated with severance pay and other employee separation costs. Excluding the non-recurring employee separation costs, selling expenses decreased by 12.0% to $342,117 for the quarter ended June 30, 2000 from $388,733 in the second quarter of 1999 and by 9.5% to $709,146 for the six months ended June 30, 2000 from $783,185 in the comparable period of 1999. These decreases are principally due to reductions in salaries, payroll taxes and benefits associated with Explosive Metalworking Group sales staff reductions. Excluding the impact of the non-recurring expenses discussed above, selling expenses as a percentage of net sales decreased from 5.0% in the second quarter of 1999 to 4.1% for the quarter ended June 30, 2000 and increased from 4.5% for the six months ended June 30, 1999 to 4.8% for the comparable period of 2000. The increased percentage for the six-month period is attributable to the 15.7% decline in sales for the six months ended June 30, 2000 versus the comparable period of 1999.

Start-up  Costs.  Beginning in 1998, the Company began to separately  report the start-up costs associated with the construction of a new facility in Pennsylvania for the manufacture of clad metal plates. Start-up costs for the quarter and six months ended June 30, 1999 totaled $143,735 and $208,958, respectively. Start-up costs include salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this project. The new facility commenced operations in August 1999 at which time all operating costs associated with this new facility began to be recorded as manufacturing overhead that is included in the computation of cost of products sold.

Plant Closing Costs. On April 23, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad metal plate manufacturing facility. For the quarter and six months ended June 30, 1999, the Company recorded non-recurring charges of $549,298 related to costs associated with this plant closing. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses to be incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility in July 1999.

Impairment of Long-lived Assets. In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that were abandoned and had negligible fair market values. Accordingly, the Company recorded asset impairment write-down charges in the aggregate amount of $188,079 during the second quarter of 1999 that are included in the results for the six months ended June 30, 1999.

The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold for the six months ended June 30, 1999.

Costs related to Sale of Explosive Metalworking Group. On June 23, 1999, the Company announced that it had entered into an agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK for approximately $17 million. However, on October 20, 1999, AMETEK notified the Company that it was terminating the Asset Purchase Agreement. In connection with the Company's efforts to sell its Explosive Metalworking Group, the Company recorded expenses of $199,007 for the three and six months ended June 30, 1999. These expenses related principally to investment banking, legal and other third party fees associated with the terminated sales transaction. Certain of these expenses continued to be incurred by the Company during the third and fourth quarters of 1999.

Income (Loss ) from Operations. For the second quarter ended June 30, 2000, the Company reported a $267,446 loss from operations compared to a $1,583,320 loss from operations for the second quarter of 1999. This decreased loss from operations is a result of the 30.8% increase in gross profit discussed above and a reduction in non-recurring charges in the aggregate amount of $1,080,119 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group that was recorded in the second quarter of 1999. For the six months ended June 30, 2000, the Company reported an operating loss of $667,172 compared to $1,135,160 in the comparable period of 1999. This decreased loss from operations is a result of a decrease in non-recurring charges in the aggregate amount of $1,145,342 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group that was recorded for the six months ended June 30, 1999. The effect of the decrease in non-recurring costs was partly offset by the 29.0% decrease in gross profit for the six months ended June 30, 2000 versus the comparable period in 1999 that is attributable to lower sales by the Company's Explosive Metalworking Group and lower sales and gross margins by the Aerospace Group.

For the quarter and six months ended June 30, 2000, the Company's Aerospace Group reported a loss from operations of $200,383 and $211,671, respectively, as compared to income from operations of $270,489 and $683,664 for the respective comparable periods of 1999. For the quarter and six months ended June 30, 2000, the Explosive Metalworking Group reported a loss from operations of $67,063 and $455,501, respectively, as compared to operating losses of $1,853,809 and $1,818,824 for the respective comparable periods of 1999.

Interest Expense. Interest expense increased to $342,436 for the quarter ended June 30, 2000 from $217,172 in the second quarter of 1999. For the six months ended June 30, 2000, interest expense increased to $705,132 from $426,749 in the comparable period of 1999. These increases are due to increases in both interest rates and average borrowings outstanding under the Company's revolving credit facility. In addition, the increase reflects the interest on the industrial development revenue bonds being recorded in interest expense for the quarter and six months ended June 30, 2000 versus being capitalized during the quarter and six months ended June 30, 1999. The Company began to record interest on the industrial development revenue bonds as expense once the new facility commenced operations in August 1999. Prior to the commencement of operations, interest on the industrial development revenue bonds was being capitalized.

Income Tax Benefit (Expense). No tax benefit has been recorded for the quarter and six months ended June 30, 2000 since the Company utilized all of its tax loss carry-backs in 1999 and the Company's current financial position and near-term operations outlook make the future realization of tax benefits associated with tax loss carry-forwards uncertain. The income tax benefit for the quarter and six months ended June 30, 1999 was 708,000 and 606,000, respectively, representing respective effective tax rates of 39.4% and 39.1%.


Liquidity and Capital Resources

     Historically, the Company has obtained most of its operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating losses the Company incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both its revolving credit facility and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under the Company's industrial revenue development bonds (the "Bonds") used to finance the construction of its manufacturing facilities in Pennsylvania. On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE, which provides up to $3,500,000 in borrowings for working capital requirements through June 30, 2001. The SNPE credit facility, which bears interest at the Federal Funds Rate plus 1.5%, may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled the Company to repay all outstanding borrowings under its bank revolving credit facility on which the Company had been in default since September 30, 1999. The bank revolving credit facility was terminated on June 14, 2000. As a result of the SNPE debt and equity infusion, the Company was also able to restructure financial covenants under the reimbursement agreement with its bank relating to the industrial development revenue bonds and is currently in full compliance with all provisions of its debt agreements.

     The Company believes that its cash flow from operations and funds available under its credit facility with SNPE, Inc., or a replacement credit facility with a third party financial institution, will be sufficient to fund working capital and capital expenditure requirements of its current business operations for the foreseeable future. Management of the Company intends to replace the SNPE credit facility, which matures on June 30, 2001 and is callable upon 90 days notice after October 1, 2000, with a new third party credit facility during the latter part of 2000 or early part of 2001 and believes that the Company's strengthened balance sheet and improving operating results will enable the Company to secure such third party financing on reasonable terms. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the SNPE credit facility or a replacement facility could negatively affect the Company's ability to meet its future cash requirements.

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

                           Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         Redemption of Rights

         On June 14, 2000 the Board of Directors of the Company approved a redemption under the Rights Agreement dated as of January 8, 1999, as amended by the First Amendment to Rights Agreement, dated June 13, 2000. Subsequently, the Company redeemed all outstanding Preferred Stock Purchase Rights issued in respect of the DMC Common Stock. The redemption was effective as of June 14, 2000, for $0.001 per share.

         Issuance of Unregistered Common Stock and Unregistered Convertible Debt

         On January 20, 2000, SNPE, Inc. and the Company entered into a Stock Purchase Agreement, pursuant to which the Company sold and SNPE, Inc. acquired on June 14, 2000 2,109,091 newly issued shares of the Company's common stock, par value $.05 per share, for approximately $5,800,000. In connection with the purchase of the Common Stock, the Company also issued to SNPE, Inc. a convertible subordinated note with an aggregate principal amount of $1,200,000, that is convertible into 200,000 shares of the Company's Common Stock at a conversion price of $6 per share for a period of five years from issuance. The terms of the transaction are set forth in more detail in the Stock Purchase Agreement, the Note and a related registration rights agreement, copies of which were attached to the Company's proxy statement dated May 5, 2000 for the special meeting of stockholders on June 14, 2000. The Company relied on the exemption from registration under Section 4(2) of the Securities Act of 1933 for the transactions described above, as the Company believes they did not involve a public offering based on the nature of the persons involved and the private character of the transactions.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On June 14, 2000, at the Company's Special Meeting of Stockholders a Stock Purchase Agreement with SNPE, Inc. was approved by the following vote:

         Shares Voted       Shares Voted      Shares         Shares not voted
            "FOR"            "AGAINST"     "ABSTAINING"
          1,845,616           28,336          12,675              955,802

         Pursuant to the Stock Purchase Agreement, SNPE, Inc. became a 50.8% stockholder of the Company.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

         27    Financial Data Schedule

         (b)   Reports on Form 8-K

         A Current Report on Form 8-K dated June 14, 2000 was filed during the quarter ended June 30, 2000, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DYNAMIC MATERIALS CORPORATION
                                  (Registrant)


Date:    May 14, 2000       -----------------------------------------------
                            Richard A. Santa, Vice President of Finance and
                            Chief Financial Officer (Duly Authorized Officer and
                            Principal Financial and Accounting Officer)