Form 10-Q/A
period 2000-06-30
DYNAMIC MATERIALS CORP
filed 2000-08-15
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   Form 10-Q/A

                                (Amendment No. 1)


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

                                Explanatory Note:

     This Amendment No. 1 is being filed solely to correct the date on the signature page from May 14, 2000 to August 14, 2000 and to correct the omission of the conformed signature from the Form 10-Q for the quarter ended June 30, 2000, filed with the Commission on August 14, 2000.




                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DYNAMIC MATERIALS CORPORATION
                                  (Registrant)


Date:    August 14, 2000  /s/   Richard A. Santa
                          ------------------------------------------------------
                          Richard A. Santa, Vice President of Finance and
                          Chief Financial Officer (Duly Authorized Officer and
                          Principal Financial and Accounting Officer)