Form 10-Q
period 2000-09-30
DYNAMIC MATERIALS CORP
filed 2000-11-14
CIK 34067

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

(   )    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
         1934 FOR THE TRANSITION PERIOD FROM         TO                   .

                          Commission file number 0-8328

                             ---------------------

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

                                 (303) 665-5700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days:    Yes   X No
                                           ------       ------
     The number of shares of Common Stock outstanding was 4,970,018 as of October 31, 2000.

                                                                     Page 1 of 2
ITEM 1.  Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (unaudited)

                                                  September 30,     December 31,
    ASSETS                                            2000              1999
    ------                                        -------------     ------------

CURRENT ASSETS:
  Cash                                            $    174,839      $     -
  Accounts receivable, net of
    allowance for doubtful accounts of
    $148,000 and $112,000, respectively              4,083,773        3,816,879
  Inventories                                        4,014,796        3,410,828
  Prepaid expenses and other                           110,698          310,477
  Income tax receivable                                  -            1,360,000
                                                   -----------      -----------
            Total current assets                     8,384,106        8,898,184
                                                   -----------      -----------
PROPERTY, PLANT AND EQUIPMENT                       17,757,615       18,867,796
  Less- Accumulated depreciation                    (4,157,324)      (4,538,838)
                                                   -----------      -----------
            Property, plant and equipment-net       13,600,291       14,328,958
                                                   -----------      -----------

CONSTRUCTION IN PROCESS                                  -              389,795

RESTRICTED CASH AND INVESTMENTS                        169,304          424,312

RECEIVABLE FROM RELATED PARTY                             -             354,588

INTANGIBLE ASSETS, net of accumulated
  amortization of $1,018,461 and $786,077,
  respectively                                       5,070,130        5,281,543

OTHER ASSETS                                           274,948          409,938
                                                   -----------      -----------
     TOTAL ASSETS                                $  27,498,779     $ 30,087,318
                                                   ===========      ===========







                  See Notes to Condensed Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (unaudited)

                                                  September 30,    December 31,
                                                      2000             1999
    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------          -------------    ------------

CURRENT LIABILITIES:
 Bank overdraft                                   $      -         $    193,471
 Accounts payable                                    1,626,421        1,810,577
 Accrued expenses                                      976,985        1,096,796
 Line of credit with related party                   3,750,000            -
 Current maturities on long-term debt                  715,000       16,785,000
 Current portion of capital lease obligation            12,271           35,230
                                                   -----------      -----------
              Total current liabilities              7,080,677       19,921,074

LONG-TERM DEBT                                       5,465,000            -

CONVERTIBLE SUBORDINATED
  NOTE WITH RELATED PARTY                            1,200,000            -

CAPITAL LEASE OBLIGATION                                 -                3,069

DEFERRED GAIN                                           82,153          133,192
                                                   -----------      -----------
              Total liabilities                     13,827,830       20,057,335
                                                   -----------      -----------

STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.05 par value;
   4,000,000 shares authorized: no issued and
   outstanding shares                                   -                -
  Common stock, $.05 par value; 15,000,000 shares
   authorized;  4,970,018 and 2,842,429 shares
   issued and outstanding, respectively                248,501          142,122
  Additional paid-in capital                        12,245,859        7,122,553
  Deferred compensation                                  -              (37,970)
  Retained earnings                                  1,176,589        2,803,278
                                                   -----------      -----------
                                                    13,670,949       10,029,983
                                                   -----------      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $ 27,498,779     $ 30,087,318
                                                   ===========      ===========


                  See Notes to Condensed Financial Statements.

                          DYNAMIC MATERIALS CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
     ----------------------------------------------------------------------

                                   (unaudited)

                                               Three months ended                   Nine months ended
                                                   September 30,                       September 30,
                                               2000             1999              2000             1999
                                               ----             ----              ----             ----
NET SALES                                  $  6,259,297    $   6,267,617      $ 20,966,405   $ 23,711,802

COST OF PRODUCTS SOLD                         5,210,667        5,757,880        18,018,773     20,526,592
                                           ------------    -------------      ------------   ------------
              Gross profit                    1,048,630          509,737         2,947,632      3,185,210
                                           ------------    -------------      ------------   ------------
COSTS AND EXPENSES:
  General and administrative expenses           909,367          766,318         2,686,108      2,648,425
  Selling expenses                              330,319          357,579         1,119,749      1,140,764
  New facility start up costs                     -              125,538             -            334,496
  Plant closing costs                             -               87,319             -            636,618
  Impairment of long-lived assets                 -               (9,074)            -            179,004
  Costs related to sale of bonding                -               79,462             -            278,470
    business                               ------------    -------------      ------------   ------------
                                              1,239,686        1,407,142         3,805,857      5,217,777
                                           ------------    -------------      ------------   ------------
LOSS FROM OPERATIONS                           (191,056)        (897,405)         (858,225)    (2,032,567)

OTHER INCOME (EXPENSE):
  Other income                                   10,469            3,340           197,886         10,815
  Interest expense                             (194,455)        (271,057)         (899,589)      (697,807)
  Interest income                                11,661              931            13,350          3,573
                                           ------------    -------------      ------------   ------------
               Loss before income
                 taxes                         (363,381)      (1,164,191)       (1,546,578)    (2,715,986)

INCOME TAX BENEFIT                                -              399,000          -             1,005,000
                                           ------------    -------------      ------------   ------------
NET LOSS BEFORE EXTRAORDINARY ITEM             (363,381)        (765,191)       (1,546,578)    (1,710,986)

EXTRAORDINARY ITEM - LOSS FROM
  EXTINGUISHMENT OF DEBT                          -                -               (80,111)         -
                                           ------------    -------------      ------------   ------------
NET LOSS                                   $   (363,381)   $    (765,191)     $ (1,626,689)  $ (1,710,986)
                                           ============    =============      ============   ============

NET LOSS PER SHARE - BASIC AND DILUTED
  Loss before extraordinary item           $      (0.07)   $       (0.27)     $      (0.42)  $      (0.61)
  Extraordinary item                             -                -                  (0.02)         -
                                           ------------    -------------      ------------   ------------
  Net loss per share                       $      (0.07)   $       (0.27)     $      (0.44)  $      (0.61)
                                           ============    =============      ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING - BASIC AND DILUTED             4,972,545        2,828,577         3,673,750      2,820,030
                                           ============    =============      ============   ============

                  See Notes to Condensed Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000

                                   (unaudited)

                                                               Additional
                                         Common Stock            Paid-In           Deferred        Retained
                                    Shares         Amount        Capital         Compensation      Earnings

Balances, December 31, 1999       2,842,429      $ 142,122      $ 7,122,553      $   (37,970)    $ 2,803,278

 Common stock issued to
       SNPE, Inc., net of
       issuance costs             2,109,091        105,455        5,130,797            -               -

 Amortization of deferred

    compensation                      -              -                -                4,219           -

 Common stock issued in
    connection with the
    employee stock purchase
    plan                             22,248          1,112           26,072            -               -

 Forfeiture of restricted stock
    grant                            (3,750)          (188)         (33,563)          33,751           -

 Net loss                             -              -                -                -          (1,626,689)
                                  ---------      ---------      -----------      -----------     -----------
Balances, September 30, 2000      4,970,018      $ 248,501      $12,245,859      $     -         $ 1,176,589
                                  =========      =========      ===========      ===========     ===========








                  See Notes to Condensed Financial Statements.

                                                                     Page 1 of 2
                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                  ------------


                                                                    For the nine months
                                                             -------------------------------
                                                                    ended September 30,
                                                             -------------------------------
                                                                   2000             1999
                                                             --------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    $ (1,626,689)     $ (1,710,986)
  Adjustments to reconcile net income
    to net cash from operating activities-
      Depreciation                                                 974,920           841,396
      Amortization                                                 232,384           250,395
      Amortization of deferred gain                                (51,039)           (9,011)
      Amortization of deferred compensation                          4,219            12,657
      Impairment of long-lived assets                                -               179,004
      Deferred income tax                                            -              (136,000)
      Gain on sale of property, plant and equipment               (185,570)              -
      Change in-
        Accounts receivable, net                                  (266,894)          688,257
        Inventories                                               (603,968)        1,857,690
        Prepaid expenses and other                                 146,213            19,097
        Income tax receivable                                    1,360,000        (1,005,965)
        Accounts payable                                          (184,156)         (304,206)
        Accrued expenses                                          (119,811)         (625,818)
                                                              ------------      ------------
        Net cash flows from operating activities                  (320,391)           56,510
                                                              ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Release of restricted cash and investments                       255,008         4,000,027
  Cash paid in connection with the construction
    of the new facility                                           (319,302)       (4,630,059)
  Acquisition of property, plant and equipment                    (239,027)         (332,909)
  Loan to related party                                              -               (55,320)
  Proceeds from repayment of loan to related party                 354,588             -
  Change in other non-current assets                               231,374            99,313
  Proceeds from sale of property, plant and equipment              940,036             -
                                                              ------------      ------------
        Net cash flows from investing activities                 1,222,677          (918,948)
                                                              ------------      ------------







                  See Notes to Condensed Financial Statements.

                                                                     Page 2 of 2
                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                  ------------


                                                                      For the nine months
                                                                      ended September 30,
                                                               -------------------------------
                                                                     2000            1999
                                                               --------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on bank line of credit, net                           155,000        1,800,000
  Repayment on bank line of credit                             (10,255,000)           -
  Payment on industrial development revenue bonds                 (505,000)           -
  Cash received upon termination of the swap agreements              -              150,900
  Proceeds from issuance of common stock to SNPE, Inc.,
     net of issuance costs                                       5,236,252            -
  Borrowings on SNPE, Inc. line of credit                        3,750,000            -
  Borrowings on SNPE, Inc. convertible subordinated note         1,200,000            -
  Payment of deferred financing costs                             (116,384)           -
  Payments on long-term debt                                         -               (5,742)
  Payments on capital lease obligation                             (26,028)         (26,838)
  Net proceeds from issuance of common stock to employees           27,184           88,322
  Repayment of bank overdraft                                     (193,471)        (805,304)
                                                               -----------       ----------
            Net cash flows from financing activities              (727,447)       1,201,338
                                                               -----------       ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                          174,839          338,900

CASH AND CASH EQUIVALENTS, beginning of the period                   -                -
                                                               -----------       ----------
CASH AND CASH EQUIVALENTS, end of the period                  $    174,839      $   338,900
                                                               ===========       ==========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

       Cash paid during the period for-
          Interest, net of amounts capitalized                $    672,260      $    856,279
                                                               ===========        ==========
          Income taxes                                        $      -          $     72,483
                                                               ===========        ==========








                  See Notes to Condensed Financial Statements.

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

2.   TRANSACTIONS WITH SNPE, INC.

     On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE, which provides up to $3,500,000 in borrowings for working capital requirements through June 30, 2001. The SNPE credit facility, which bears interest at the Federal Funds Rate plus 1.5%, may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE. The Company borrowed an additional $250,000 under the credit facility in September resulting in $3,750,000 outstanding under the credit facility as of September 30, 2000. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999.

3.   NEW ACCOUNTING PRINCIPLES

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

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company is required to implement SAB 101 no later than the end of the fourth quarter of 2000. Once implemented, the effect of SAB 101 is to be retroactively applied to January 1, 2000. The Company is currently assessing the effect of implementing SAB 101.

4.   INVENTORIES

     This caption on the Condensed Balance Sheet includes the following:

                                     September 30,         December 31,
                                         2000                   1999
                                     -------------        -------------

          Raw Materials                $   960,868         $  1,311,345
          Work-in-Process                2,993,005            2,001,784
          Supplies                          60,923               97,699
                                     -------------        -------------

                                     $   4,014,796        $   3,410,828
                                     =============        =============

5.   CONSTRUCTION IN PROCESS

     Building and equipment costs of $709,097 related to the Company's new manufacturing facility were transferred from construction in process to property, plant and equipment during the nine months ended September 30, 2000. Construction began in September 1998 and was largely completed during the third quarter of 1999 with substantial completion during the second quarter of 2000. The project was financed using proceeds from the issuance of industrial development revenue bonds ("the Bonds"). The portion of the borrowings on the bonds not yet expended for construction was $169,304 (which includes accrued interest) as of September 30, 2000 and is classified as restricted cash and investments (non-current) in the accompanying balance sheet. The proceeds are being held by a trustee until qualified expenditures are made and reimbursed to the Company.

6.   LONG-TERM DEBT

     Long-term debt consists of the following at September 30, 2000 and December 31, 1999:

                                             September 30,        December 31,
                                                 2000                 1999
                                             -------------        ------------

     Lines of credit                          $     -             $ 10,100,000
     Industrial development revenue bonds       6,180,000            6,685,000
                                              -----------         ------------
     Total long-term debt                       6,180,000           16,785,000
     Less portion classified as current         (715,000)         (16,785,000)
                                              -----------         ------------
                                              $ 5,465,000         $      -
                                              ===========         ============

Loan Covenants and Restrictions

     The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

     Due largely to the operating losses the Company incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both its amended and restated credit facility with its bank and its reimbursement agreement relating to the letter of credit with its bank that supports payment of the principal and interest under the bonds. As a result of the debt and equity infusion from SNPE (see note 2), the Company was able to completely repay all outstanding borrowings under its bank credit facility and terminated this facility on June 14, 2000. Additionally, the Company was able to restructure financial covenants under the reimbursement agreement. In connection with the early termination of the credit facility, the Company recorded an $80,111 loss on the early extinguishment of this debt. As of September 30, 2000, the Company is in compliance with all financial covenants and other provisions of its debt agreements.

7.   BUSINESS SEGMENTS

     The Company is organized in the following two segments: the Explosive Metalworking Group and the Aerospace Group. The Explosive Metalworking Group uses explosives to perform metal cladding, metal forming and shock synthesis. The most significant product of this group is clad metal, which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning industries. The Aerospace Group machines, forms and welds parts for the commercial aircraft, aerospace and defense industries.

     The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment's products are marketed to different customer types and require different manufacturing processes and technologies. Segment information is presented for the three and nine months ended September 30, 2000 and 1999 as follows:

                                                    Explosive
                                                  Manufacturing    Aerospace          Total

For the three months ended September 30, 2000:
Net sales                                         $ 3,767,601     $ 2,491,696      $6,259,297
                                                   ==========      ==========       =========
Depreciation and amortization                     $   205,752     $   211,359      $  417,111
                                                   ==========      ==========       =========

Income (loss) from operations                       $ 170,538     $  (361,594)     $ (191,056)
Unallocated amounts:
  Other income                                                                         10,469
  Interest expense, net                                                              (182,794)
                                                                                    ----------
    Consolidated loss before income taxes
      and extraordinary items                                                      $ (363,381)
                                                                                    ==========

                                                    Explosive
                                                  Manufacturing    Aerospace          Total
For the three months ended September 30, 1999:

Net sales                                         $ 3,110,064     $ 3,157,553      $6,267,617
                                                   ==========      ==========       =========
Depreciation and amortization                     $   197,069     $   180,169      $  377,238
                                                    =========      ==========       =========

(Loss) income from operations                     $(1,081,693)    $   184,288      $ (897,405)
Unallocated amounts:
  Other income                                                                          3,340
  Interest expense, net                                                              (270,126)
                                                                                   ----------
    Consolidated loss before income taxes
    and extraordinary items                                                       $(1,164,191)
                                                                                   ==========

                                                    Explosive
                                                  Manufacturing    Aerospace          Total
For the nine months ended September 30, 2000:

Net sales                                         $12,450,219     $ 8,516,186     $20,966,405
                                                   ==========     ===========      ==========
Depreciation and amortization                     $   574,152     $   633,152     $ 1,207,304
                                                   ==========     ===========      ==========

Loss from operations                              $  (284,961)    $  (573,264)    $  (858,225)
Unallocated amounts:
  Other income                                                                        197,886
  Interest expense, net                                                              (886,239)
                                                                                   ----------
    Consolidated loss before income taxes
      and extraordinary items                                                     $(1,546,578)
                                                                                   ==========




                                                    Explosive
                                                  Manufacturing    Aerospace          Total
For the nine months ended September 30, 1999:

Net sales                                         $14,005,406     $ 9,706,396     $23,711,802
                                                   ==========     ===========      ==========
 Depreciation and amortization                    $   561,493     $   530,303     $ 1,091,796
                                                   ==========     ===========      ==========

(Loss) income from operations                     $(2,900,518)    $   867,951     $(2,032,567)
Unallocated amounts:
  Other income                                                                         10,815
  Interest expense, net                                                              (694,234)
                                                                                   ----------
    Consolidated loss before income taxes
      and extraordinary items                                                     $(2,715,986)
                                                                                   ==========

     All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                                     For the three months
                                                -------------------------------
                                                      ended September 30,
                                                -------------------------------
                                                     2000              1999
                                                -------------      -------------

       United States                               $5,926,407        $5,464,846
       Canada                                         167,860           281,653
       Australia                                        9,600             -
       South Korea                                      -                 -
       Other foreign countries                        155,430           521,118
                                                -------------      ------------
         Total consolidated net sales              $6,259,297        $6,267,617
                                                =============      ============


                                                     For the nine months
                                                -------------------------------
                                                      ended September 30,
                                                -------------------------------
                                                     2000              1999
                                                -------------      ------------

       United States                              $18,728,498       $21,533,124
       Canada                                         680,746         1,312,844
       Australia                                        9,600           149,626
       South Korea                                    952,285             -
       Other foreign countries                        595,276           716,208
                                                -------------      ------------
          Total consolidated net sales            $20,966,405       $23,711,802
                                                =============      ============



     During the three months ended September 30, 2000, sales to two different customers represented approximately $926,000 (15%) and 778,000 (12%), respectively, of total net sales and, during the nine months ended September 30, 2000, sales to these two customers amounted to approximately $2,305,000 (11%) and $2,272,000 (11%), respectively. During the three months and nine months ended September 30, 1999, sales to one customer represented approximately $1,571,000 (25%) and $3,927,000 (17%), respectively, of total net sales.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
           of Operations

General

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in explosive metalworking and, through its new Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds. The Company performs metal cladding using its proprietary Dynaclad(TM) and Detaclad(R) technologies. The Company's revenues from its explosive metalworking businesses, as a proportion of total Company revenues, have declined as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and the 1998 acquisitions of AMK Welding, Spin Forge and Precision Machined Products. The Company's Aerospace Group was formed from these three acquisitions and accounted for 22% and 42% of the Company's 1998 revenues and 1999 revenues, respectively. The proportion of revenues accounted for by the Aerospace Group for the quarter and nine months ended September 30, 2000 was 40% and 41%, respectively, compared to 50% and 40% for the comparable periods of 1999.

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

     On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE, which provides up to $3,500,000 in borrowings for working capital requirements through June 30, 2001. The SNPE credit facility, which bears interest at the Federal Funds Rate plus 1.5%, may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999.

     In 1999, the Company experienced significant operating losses as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and non-recurring charges associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. During the first three quarters of 2000, the Company again experienced operating losses due to the continued slowdown in global market demand for explosion bonded clad metal plate and lower sales and gross margins in its Aerospace Group. The Company expects the reduced demand for its clad metal products to continue at least through the end of 2000. The Company also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, and general economic conditions. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

Quarter and Nine Months Ended September 30, 2000 Compared to Quarter and Nine Months September 30, 1999

The following table sets forth, for the periods indicated, the percentage relationship to net sales of certain income statement data:

                                         Percentage of Net Sales
                              Three Months Ended            Nine Months Ended
                                 September 30,                September 30,
                            ------------------------   -----------------------
                                 2000         1999        2000          1999
                                 ----         ----        ----          ----
Net Sales                       100.0%      100.0%      100.0%        100.0%
Cost of Products Sold            83.2%       91.9%       85.9%         86.6%
                                 -----       -----       -----         -----
Gross Margin                     16.8%        8.1%       14.1%         13.4%

General & Administrative         14.5%       12.2%       12.8%         11.2%
Selling Expenses                  5.3%        5.7%        5.3%          4.8%
New Facility Start-up Costs          -        2.0%           -          1.4%
Plant Closing Costs                  -        1.4%           -          2.7%
Asset Impairments                    -       -0.1%           -          0.8%

Costs related to sale of
   Bonding business                  -        1.3%           -          1.2%
Loss from Operations             -3.1%      -14.3%       -4.1%         -8.6%
Interest Expense                  3.1%        4.3%        4.3%          2.9%
Income Tax Benefit                   -        6.4%           -          4.2%
Net Loss                         -5.8%      -12.2%       -7.8%         -7.2%

Net Sales. Net sales for the quarter ended September 30, 2000 decreased by 0.1% to $6,259,297 from $6,267,617 in the third quarter of 1999. The Company's Aerospace Group contributed $2,491,696 (39.8% of total sales) to third quarter 2000 sales versus sales of $3,157,553 (50.4% of total sales) in the third quarter of 1999. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 21.1% from $3,110,064 in the third quarter of 1999 to $3,767,601 in the third quarter of 2000. For the nine months ended September 30, 2000, net sales decreased by 11.6% to $20,966,405 from $23,711,802 for the comparable period of 1999. Aerospace Group sales for the nine months ended September 30, 2000 totaled $8,516,186 (40.6% of total sales), a decrease of 12.3% from sales 9,706,396 (40.9% of total sales) reported for the comparable period of 1999. Sales by the Explosive Metalworking Group for the comparable nine-month period decreased by 11.1% from $14,005,406 in 1999 to $12,450,219 in 2000. The decrease in Explosive Metalworking Group sales for the nine-month period reflects a significant slowdown in global market demand for explosion bonded clad metal plate that is expected to continue for at least the remainder of the year 2000.

Gross Profit. As a result of improvements in Explosive Metalworking Group product pricing and lower fixed manufacturing costs for that segment, gross profit for the quarter ended September 30, 2000 increased by 105.7% to $1,048,630 from $509,737 in the third quarter of 1999. The gross profit margin for the quarter ended September 30, 2000 was 16.8%, representing a 107% increase from the gross profit margin of 8.1% for the third quarter of 1999. For the nine months ended September 30, 2000, gross profit decreased 7.5% to $2,947,632 from $3,185,2210 in the comparable period of 1999. The gross profit margin for the nine months ended September 30, 2000 was 14.1%, representing a 5.2% increase from the gross profit margin of 13.4% for the first nine months of 1999. The gross profit margin for the Explosive Metalworking Group increased from a negative gross margin of 3.9% in the third quarter of 1999 to a gross margin of 21.3% in the third quarter of 2000. For the comparable nine-month periods, Explosive Metalworking gross margins increased from 5.2% in 1999 to 13.7% in 2000. The increase in gross profit margins for the Explosive Metalworking Group is due to improvements in product pricing and favorable fixed manufacturing overhead cost variances associated with the operation of the new manufacturing facility in Pennsylvania. The gross profit margin for the Aerospace Group was 9.9% for the quarter ended September 30, 2000 as compared to 20.0% in the third quarter of 1999. For the comparable nine-month periods, Aerospace Group gross profit margins decreased from 25.3% in 1999 to 14.6% in 2000. The decline in operating unit gross profit margin rates for the Aerospace Group reflects a decrease in year-to-year sales at Spin Forge and AMK and unfavorable product mix changes at each of the three Aerospace Group operating units.

General and Administrative. General and administrative expenses for the quarter ended September 30, 2000 increased by 18.7% to $909,367 from $766,318 in the third quarter of 1999. This large increase in general and administrative expenses reflects higher than normal legal fees in the third quarter of 2000 associated with certain transactional activity and lower than normal general and administrative expenses in the third quarter of 1999 due to certain reclassification entries that were recorded in that quarter (general and administrative expenses averaged $884,000 per quarter in 1999). For the nine months ended September 30, 2000, general and administrative expenses increased by 1.4% to $2,686,108 from $2,648,425 in the comparable period of 1999. As a percentage of net sales, general and administrative expenses increased from 12.2% in the third quarter of 1999 to 14.5% for the quarter ended September 30, 2000 and increased from 4.8% to 5.3% for the comparable nine-month periods.

Selling Expense. Selling expenses decreased by 7.6% to $330,319 for the quarter ended September 30, 2000 from $357,579 in the third quarter of 1999. For the nine months ended September 30, 2000, selling expenses decreased by 1.8% to $1,119,749 from $1,140,764 in the comparable period of 1999. Selling expenses for the nine months ended September 30, 2000 included $80,284 of non-recurring expenses associated with severance pay and other employee separation costs. Excluding the non-recurring employee separation costs, selling expenses decreased by 8.9% to $1,039,465 for the nine months ended September 30, 2000 from $1,140,764 for the comparable period of 1999. This decrease is principally due to reductions in salaries, payroll taxes and benefits associated with Explosive Metalworking Group sales staff reductions. Excluding the impact of the non-recurring expense discussed above, selling expenses as a percentage of net sales decreased from 5.7% in the third quarter of 1999 to 5.3% for the quarter ended September 30, 2000 and increased from 4.8% for the nine months ended September 30, 1999 to 5.0% for the comparable period of 2000. The increased percentage for the nine-month period is attributable to the 11.6% decline in sales for the nine months ended September 30, 2000 versus the comparable period of 1999.

Start-up  Costs.  Beginning in 1998, the Company began to separately  report the start-up costs associated with the construction of a new facility in Pennsylvania for the manufacture of clad metal plates. Start-up costs for the quarter and nine months ended September 30, 1999 totaled $125,538 and $334,496, respectively. Start-up costs include salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this project. The new facility commenced operations in August 1999 at which time all operating costs associated with this new facility began to be recorded as manufacturing overhead that is included in the computation of cost of products sold.

Plant Closing Costs. On April 23, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad metal plate manufacturing facility. Plant closing costs for the quarter and nine months ended September 30, 1999, totaled $87,319 and $636,618, respectively. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses to be incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility in July 1999.

Impairment of Long-lived Assets. In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that were abandoned and had negligible fair market values. Accordingly, the Company recorded asset impairment write-down charges in the aggregate amount of $188,079 during the second quarter of 1999 that are included in the results for the six months ended June 30, 1999. The Company adjusted the impairment estimate downward by $9,074 during the third quarter of 1999.

The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold for the nine months ended September 30, 1999.

Costs related to Sale of Explosive Metalworking Group. On June 23, 1999, the Company announced that it had entered into an agreement to sell certain assets relating to its Explosive Metalworking Group to AMETEK for approximately $17 million. However, on October 20, 1999, AMETEK notified the Company that it was terminating the Asset Purchase Agreement. In connection with the Company's efforts to sell its Explosive Metalworking Group, the Company recorded expenses of $79,462 and $278,470 for the three and nine months ended September 30, 1999, respectively. These expenses related principally to investment banking, legal and other third party fees associated with the terminated sales transaction. Certain of these expenses continued to be incurred by the Company during the fourth quarter of 1999.

Income (Loss ) from Operations. For the quarter ended September 30, 2000, the Company reported a $191,056 loss from operations compared to a $897,405 loss from operations for the third quarter of 1999. This decreased loss from operations is a result of the 105.7% increase in gross profit discussed above and a reduction in non-recurring charges in the aggregate amount of $283,245 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group that was recorded in the third quarter of 1999. For the nine months ended September 30, 2000, the Company reported an operating loss of $858,225 compared to $2,032,567 in the comparable period of 1999. This decreased loss from operations is a result of a decrease in non-recurring charges in the aggregate amount of $1,428,588 associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group that was recorded for the nine months ended September 30, 1999. The effect of the decrease in non-recurring costs was partly offset by the 7.5% decrease in gross profit for the nine months ended September 30, 2000 versus the comparable period in 1999 that is attributable to lower sales by the Company's Explosive Metalworking Group and lower sales and gross margins by the Aerospace Group.

For the  quarter  and nine  months  ended  September  30,  2000,  the  Company's
Aerospace Group reported a loss from operations of $361,594 and $573,264, respectively, as compared to income from operations of $187,288 and $867,951 for the respective comparable periods of 1999. For the quarter and nine months ended September 30, 2000, the Explosive Metalworking Group reported income from operations of $170,538 and a loss from operations of $284,961, respectively, as compared to operating losses of $1,081,693 and $2,900,518 for the respective comparable periods of 1999.

Interest Expense. Interest expense decreased to $194,455 for the quarter ended September 30, 2000 from $271,057 in the third quarter of 1999. This decrease in interest expense is a result of the reduction in the Company's debt resulting from the equity investment by SNPE, Inc. which occurred on June 14, 2000. For the nine months ended September 30, 2000, interest expense increased to $899,589 from $697,807 in the comparable period of 1999. This increase is due to increases in both interest rates and average borrowings outstanding under the Company's revolving credit facility. In addition, the increase reflects the interest on the industrial development revenue bonds being recorded in interest expense for the quarter and nine months ended September 30, 2000 versus being capitalized through July of 1999. The Company began to record interest on the industrial development revenue bonds as expense once the new facility commenced operations in August 1999. Prior to the commencement of operations, interest on the industrial development revenue bonds was being capitalized. These increases in interest were partly offset by a decrease in interest occurring as a result of the reduction in debt which was made possible by the equity investment in the Company by SNPE, Inc. on June 14, 2000.

Income Tax Benefit (Expense). No tax benefit has been recorded for the quarter and nine months ended September 30, 2000 since the Company utilized all of its tax loss carry-backs in 1999 and the Company's current financial position and near-term operations outlook make the future realization of tax benefits associated with tax loss carry-forwards uncertain. The income tax benefit for the quarter and nine months ended September 30, 1999 was 399,000 and 1,005,000, respectively, representing respective effective tax rates of 34.3% and 37.0%.

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

     The Company believes that its cash flow from operations and funds available under its credit facility with SNPE, Inc., or a replacement credit facility with a third party financial institution, will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of its current business operations for the foreseeable future. Management of the Company intends to replace the SNPE credit facility, which matures on June 30, 2001 and is callable upon 90 days' notice after October 1, 2000, with a new third party credit facility during the early part of 2001 and believes that the Company's strengthened balance sheet and improving operating results will enable the Company to secure such third party financing on reasonable terms. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the SNPE credit facility or a replacement facility could negatively affect the Company's ability to meet its future cash requirements.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on September 12, 2000. At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2003 Annual Meeting of Shareholders or until their respective successors are elected, (ii) approved amendments to the Company's Employee Share Purchase Plan to increase the number of common shares authorized for issuance by 50,000 shares and (iii) ratified the selection of Arthur Andersen LLP as independent accountants of the Company for its fiscal year ending December 31, 2000.

     The Company had 4,973,768 shares of Common Stock outstanding as of July 21, 2000, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 4,777,270 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

      DIRECTOR               Shares Voted "FOR"              Shares Withheld

      Bernard Hueber              4,723,993                        53,277
      Gerard Munera               4,701,993                        75,277


Proposal 2: Approval of Amendments to the Company's Employee Stock Purchase Plan

      Shares Voted        Shares Voted             Shares              Shares
         "FOR"              "AGAINST"           "ABSTAINING"          not voted

        4,746,427             22,448                 8,395                0


Proposal 3: Ratification of Selection of Independent Accountants

      Shares Voted        Shares Voted             Shares             Shares
         "FOR"              "AGAINST"           "ABSTAINING"         not voted

        4,696,331             56,159                24,780                0


Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits

     27 Financial Data Schedule

     (b) Reports on Form 8-K

     A Current Report on Form 8-K dated August 23, 2000 was filed during the quarter ended September 30, 2000, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     DYNAMIC MATERIALS CORPORATION
                                               (Registrant)


                            /s/ Richard A. Santa
Date: November 14 , 2000    ----------------------------------------------------
                            Richard A. Santa, Vice President of Finance and
                            Chief Financial Officer (Duly Authorized Officer and
                            Principal Financial and Accounting Officer)