Form 10-K
period 2000-12-31
DYNAMIC MATERIALS CORP
filed 2001-03-28
CIK 34067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the transition period from             to

                          Commission file number 0-8328

                          DYNAMIC MATERIALS CORPORATION

             (Exact name of Registrant as specified in its charter)

                Delaware                                 84-0608431
(State or Incorporation or Organization)    (I.R.S. Employer Identification No.)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $3,984,879 as of March 15, 2001.

     The number of shares of Common Stock outstanding was 4,990,331 as of March 15, 2001.

                                     PART I

ITEM 1. Business

     Overview

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform metallurgical bonding, or metal "cladding". The Company performs metal cladding using its proprietary technologies. In 1998, the Company established its Aerospace Group after acquiring three businesses that provide a variety of metalworking, fabrication, welding and assembly services to the aerospace industry.

     Explosive Metalworking. The primary product of the Explosive Metalworking Group is explosion bonded clad metal plate. Clad metal plates are used in the construction of heavy corrosion resistant pressure vessels and heat exchangers for chemical processing, refining, power and similar industries. Clad plates consist of a thin layer of an expensive, corrosive resistant metal, such as titanium or stainless steel, which is metallurgically bonded to a less expensive, less corrosive resistant, thick base metal, typically steel. Explosion clad occupies a well-defined technical and commercial niche in the broader clad metal marketplace. Explosion clad is a high performance, low cost alternative for many applications requiring corrosion resistant alloys. Explosive metalworking can also be used for precision metal forming, powder metal compaction, and shock synthesis. The company has a long-term ongoing contract for shock synthesis of industrial diamonds.

     Aerospace Manufacturing. Products manufactured by the Aerospace Group are typically made from sheet metal and forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances. Metal machining and forming is accomplished through traditional technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's metalworking and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Assembly and fabrication services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the aerospace, defense, aircraft, high technology and power generation industries.

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

     Stock Purchase Agreement with SNPE. On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, the Company borrowed $1,200,000 under a convertible subordinated note from SNPE and $3,500,000 under a new credit facility with SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999.

     Dynamic Materials Corporation, formerly Explosive Fabricators, Inc., was incorporated in Colorado in 1971 and was reincorporated in Delaware in 1997.

     Financial Information about Industry Segments

     See Note 9 to the Company's financial statements included under Item 8 for certain financial information about the Company's industry segments.

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

     Fluctuations in Operating Results. In 2000, the Company experienced significant operating losses as a result of a significant decline in sales and gross margins for its Aerospace segment. In 1999, the Company experienced significant operating losses as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and non-recurring charges associated with plant closing costs, new facility start-up costs, asset impairment write-downs and expenses incurred in connection with efforts to sell the Explosive Metalworking Group. While the Company expects to report operating income for the full year 2001, the Company has experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of non-recurring costs associated with plant closings, plant start-ups, acquisitions and divestitures, and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. Significant portions of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. In the year ended December 31, 2000, the Company's cladding business accounted for approximately 61% of its net sales. The explosion bonded clad metal products industry in which the Company currently operates is mature and offers limited potential for substantial growth in existing markets. The Company estimates that it currently serves approximately 35% of the world market for its explosion bonded clad metal products. Historically, the worldwide demand for clad metal products has been cyclical, with demand being at depressed levels during the major portion of the past two years. There can be no assurance that the demand for clad metal products will improve in the future, and such result could have a material adverse effect on the Company's business, financial condition and results of operations.

     Importance of Aerospace Manufacturing. The Company's aerospace manufacturing business was established in 1998 and accounted for approximately 39% of the Company's net sales for the fiscal year ended December 31, 2000. The aerospace manufacturing industry is largely reliant on defense industry demand and positive economic conditions in general. Fluctuations or downturns in either could have a materially adverse impact on the Company. The Company currently estimates that it services a very small percentage of the aerospace industry. While the Company believes that it will be able to increase its market share through the businesses it currently owns, there can be no assurance that its sales and marketing efforts will be successful. Failure to either increase or maintain market share could have a material adverse effect on the Company's business, financial condition and results of operations.

     Availability of Suitable Cladding Sites. The cladding process involves the detonation of large amounts of explosives. As a result, the sites where the Company performs cladding must meet certain criteria, including lack of proximity to a dense population, the specific geological characteristics of the site, and the Company's ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming or costly. In addition, the Company could experience difficulty in obtaining permits because of resistance from residents in the vicinity of proposed sites. The Company currently leases its only cladding site in Dunbar, Pennsylvania. The lease term for the Pennsylvania site expires in 2005 but the underlying agreement has renewal options extending through 2029. The failure to obtain required governmental approvals or permits would have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The Company's explosion clad products compete with explosion clad made by other like-kind manufacturers located throughout the world. The company typically supplies explosive clad for approximately 35% of the worldwide market needs. There are two other major explosion clad suppliers in the world market, Nobelclad Europe S.A., which is wholly owned by an affiliate of the Company, and Asahi Chemical. The Company has an exclusive joint selling arrangement in North America, South America and Australia with Nobelclad Europe S.A. There are no major North American based explosion clad suppliers. The company continues to focus on reliability, product quality, on-time delivery performance, and low cost manufacture to minimize the potential of future competitive threats.

     Explosion clad products also compete with clad manufactured by rollbond and overlay cladding processes. The technical and commercial niches of each process are well understood. The company has established exclusive sales arrangements with other manufacturers where explosion clad is not the low cost solution, and consequently participates as a sales agent in a significant share of the North American rollbond market. The company has minimal share of the world rollbond market, which is dominated by very large Japanese and European steel producers. The U.S. clad market is currently protected from Japanese competition by anti-dumping duties. The Company's products compete with weld overlay clad products manufactured by a significant number of its fabricator customers. Competitive niche positions in the world market are strongly driven by currency exchange rates and regulatory factors. Unfavorable currency exchange and regulatory conditions in various parts of world could put the Company at a competitive disadvantage and have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition in the aerospace business is, and is expected to remain, intense. Competitors include domestic and international companies. Many of these competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the
Company. In addition, many of these competitors have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price. The Company believes that its primary competitors in the aerospace industry are Aircraft Welding and Manufacturing Company, Inc., Pressure Systems, Inc., Kaiser Electroprecision, Eagle-Picher, Custom Microwave and Alliant Techsystems Inc. The Company competes against aerospace manufacturers on the basis of product quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

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

     Customer Concentration. A significant portion of the Company's net sales is derived from a relatively small number of customers. Large customers also accounted for a significant portion of the Company's backlog in March 2001. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the majority of the Company's revenues have been derived from customers in the chemical processing, power generation, petrochemical and aerospace industries. As was evidenced by the operating losses the Company incurred in 1999 and 2000, an economic downturn in any of these industries can have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Government Regulation; Safety. The Company's explosion metal working business is subject to extensive government regulation in the United States, including guidelines and regulations for the safe handling and transport of explosives provided by the U.S. Bureau of Alcohol, Tobacco and Firearms, the U.S. Department of Transportation set forth in the Federal Motor Carrier Safety Regulations and the Institute of Makers of Explosive Safety Library Publications. The Company must comply with licensing and regulations for the purchase, transport, manufacture and use of explosives. In addition, depending upon the types of explosives used, the detonation by-products may be subject to environmental regulation. The Company's activities are also subject to federal, state and local environmental and safety laws and regulations, including but not limited to, local noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended, including the regulations issued and laws enforced by the labor and employment departments of states in which the Company conducts business, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. Any failure to comply with present and future regulations could subject the Company to future liabilities. In addition, such regulations could restrict the Company's ability to expand its facilities, construct new facilities or could require the Company to incur other significant expenses in order to comply with government regulations. In particular, any failure by the Company to adequately control the discharge of its hazardous materials and wastes could subject it to future liabilities, which could be significant.

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

     Explosive Metalworking

     The explosive metalworking business includes the use of explosives to perform metal cladding and shock synthesis of industrial diamonds. DMC believes that the characteristics of its high-energy metal working processes will enable the development of new applications for products in a wide variety of industries.

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

     Aerospace Manufacturing

     Metalworking. The Company currently manufactures machined and formed metal parts for the commercial aircraft, aerospace and power generation industries. Products are made generally from sheet metal or forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances according to customers' specifications.

     Traditional metalworking technologies used by DMC in its aerospace manufacturing operations include spinning, machining, rolling, and hydraulic expansion. These technologies were acquired in the 1998 purchases of Spin Forge and PMP. The equipment utilized in the spinning process at Spin Forge is believed to be the largest of its kind in North America, and is capable of producing large, thin wall, close tolerance parts. Formed and machined metal products include tactical and ballistic missile motor cases, high strength, light weight pressurant tanks utilizing specialty aerospace alloys and other high precision, high quality and complex parts. The industries served include space launch vehicle, defense, satellite, stationary power generation, commercial aircraft, medical and high technology.

     The Company's products are produced on a project-by-project basis based on specifications set forth in a customer's purchase order. Upon receipt of an order for a product from a customer, the Company identifies sources for the specified raw materials, which typically include sheet metals composed of aluminum, titanium, inconels, monels, hastealloys, waspalloy, invar or stainless steel. The Company obtains the raw materials from a variety of sources based on quality, availability, transportation costs and unit price. Following the machining and forming processes, the Company treats the metal parts by using operations such as anodizing, heat-treating and painting. The Company completes the manufacturing process by performing testing for final certification of the product to the customer's specifications.

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

     Metal  Assembly   Operations.   The  Company's   metalworking  and  welding
operations  are  often   performed  to  support  the  manufacture  of  completed
assemblies and sub-assemblies required by its customers. DMC's assembly capabilities are provided on a project-by-project basis according to specifications set forth in customers' purchase orders. After receiving customer orders for completed assemblies and sub-assemblies, the Company performs fabrication services utilizing its close-tolerance machining, forming, welding, inspection and other special service capabilities.

     Strategy

     The Company's strategy for growth is to expand and refine its basic processes and product offerings to generate solutions to the materials needs of customers in its target markets. Key elements of the Company's strategy include:

     Add New Product Lines or Customers. The Company seeks to grow its sales base by adding new product lines and/or programs to its Aerospace Group and new customers to both of its business segments. The Company is currently focusing on expanding its metal forming and machining businesses through new sales and marketing initiatives. The Company's future sales growth plans depend on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to achieve its planned sales growth.

     Take Advantage of Recent Investments in New Technology and Manufacturing Leadership. The Company seeks to take advantage of its technology leadership in the metal working business. In 1998 and 1999, the Company invested nearly $7 million in new manufacturing equipment and technologies that Company management believes has substantially increased manufacturing efficiencies and plant capacity. Management believes this new clad plate manufacturing facility will provide a significant advantage to the Company in the increasingly competitive global marketplace for explosion bonded clad metal plates.

     Establish Global Presence. The Company seeks to establish a global sales and marketing presence in the major international markets for explosion metal working, including Europe, Australia and the Far East. The Company is working to establish relationships with end users, engineering contractors, metal fabricators and independent sales representatives in these markets and has developed the capacity in its sales and marketing department to address these markets. The Company is currently planning to expand its operations to include facilities located outside of the United States. On March 16, 2001, the Company announced that it has reached agreement to acquire 100% of the stock of Nobleclad Europe S.A. ("Nobleclad") and Nitro Metall Aktiebolag ("Nitro Metall") from Nobel Explosifs France ("NEF"). Nobelclad and Nitro Metall operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined revenues of approximately $10.5 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The acquisition is expected to close in the third quarter of 2001. The purchase price of approximately $5.4 million will be financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.4 million in third party bank debt associated with Nobleclad's planned acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobleclad stock. The Company plans to continue expanding internationally depending on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to establish a global presence.

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

     Competition

     Competition in the explosion metal working business and the aerospace business is, and is expected to remain, intense. Competitors include major domestic and international companies. Competitors in the explosion metal working business use alternative technologies; additionally certain of DMC's customers and suppliers who have some in-house metalworking capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

     Customer Profile and Marketing

     The primary industries served by the Company are the chemical processing, power generation, petrochemical, commercial aerospace and marine engineering industries. The Company's metal cladding customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. The Company's Aerospace Group customers operate in industries that require metal products that meet rigorous criteria for tolerances, weight, strength and reliability.

     At any given time, certain customers may account for significant portions of the Company's business. A significant portion of the Company's net sales is derived from a relatively small number of customers. Large customers also accounted for a significant portion of the Company's backlog in March 2001. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Backlog

     The Company's backlog was approximately $9.0 million at December 31, 2000 compared with approximately $11.8 million and $15.8 million at December 31, 1999 and 1998, respectively. Backlog consists of firm purchase orders and commitments that the Company expects to fill within the next 12 months. The Company expects most of the backlog at December 31, 2000 to be filled during 2001. However, since orders may be rescheduled or canceled and a significant portion of the Company's net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

     Employees

     The Company employs approximately 195 full-time employees as of March 15, 2001, the majority of whom are engaged in manufacturing operations. The Company believes that its relations with its employees are good.

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

     Financial  Information  about  Foreign and Domestic  Operations  and Export
Sales

     See Note 9 to the Company's financial statements included under Item 8 for certain financial information about the Company's export sales.

ITEM 2. Properties

     The Company's principal manufacturing site, which is owned by the Company, is located in Mount Braddock, Pennsylvania. The Company also leases property in Dunbar, Pennsylvania that serves as an explosion site. The lease for the Dunbar, Pennsylvania property will expire in December 2005, but has renewal options that extend through 2029. The Company also leases office space for its corporate headquarters in Lafayette, Colorado under a lease that expires in April 2001. The Company has entered into a new lease for office space in Boulder, Colorado to house its corporate headquarters. This new lease expires in February 2003. The Company owns the land and buildings housing the operations of AMK in South Windsor, Connecticut. The Company leases the land and building occupied by its Spin Forge operations in El Segundo, California. The lease expires in January 2002, and the Company holds an option to purchase the land and building housing the Spin Forge operations through January 2002. Both the lease and option may be extended under certain conditions. The Company also leases the land and building occupied by its PMP operations in Fort Collins, Colorado. The lease expires in December 2003, and the Company has an option to renew the lease for an additional five-year term. The Company also holds a first right of offer to purchase the land and building housing the PMP operations through December 2008. The Company believes that its current facilities are adequate for its existing operations and are in good condition. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.

ITEM 3. Legal Proceedings

     On October 15, 1999, the Company was named as a third party defendant in a civil action brought in the United States District Court, District of Wyoming. The additional parties to the action were the plaintiff, The Industrial Company of Wyoming, Inc. ("TIC"), and the defendant and third party plaintiff, Process Partners, Inc., d/b/a International Alliance Group ("IAG"). The Company reached a settlement in May 2000 pursuant to which the Company made a payment of $10,000 to the third party plaintiff in exchange for dismissal of the litigation with prejudice and a general release of claims.

ITEM 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote by security holders during the fourth quarter of the fiscal year ended December 31, 2000.

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

            1999                          High                   Low

            First Quarter                 $  6 7/32              $ 3 1/4
            Second Quarter                $  5                   $ 3
            Third Quarter                 $  4 1/8               $ 1 5/16
            Fourth Quarter                $  1 7/8               $ 27/32

            2000

            First Quarter                 $  2 5/8               $ 1 1/8
            Second Quarter                $  1 27/32             $ 3/4
            Third Quarter                 $  1 11/16             $ 1
            Fourth Quarter                $  1 3/8               $ 3/4


     As of March 15, 2001 there were approximately 311 holders of record of the Common Stock.

     The Company has never declared or paid dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6. Selected Financial Data

     The selected financial data set forth below has been derived from the financial statements of the Company.

                                                                       Year Ended December 31,
                                            ---------------- -------------- ---------------- -------------- --------------
                                                 2000            1999            1998            1997           1996
                                            ---------------- -------------- ---------------- -------------- --------------
Statement of Income

Net sales                                     $27,862,581      $29,131,289    $38,212,051      $32,119,585    $29,165,289
Cost of products sold                          23,822,815       25,419,287     30,372,600       24,459,168     23,187,155
                                            -------------     ------------    -----------      -----------    -----------
     Gross profit                               4,039,766        3,712,002      7,839,451        7,660,417      5,978,134
Costs and expenses                              5,105,879        6,608,895      5,303,495        4,370,091      3,302,602
                                            -------------     ------------    -----------      -----------    -----------
Income from operations                         (1,066,113)      (2,896,893)     2,535,956        3,290,326      2,675,532
Other income (expense)                           (864,386)        (975,215)      (263,200)         (61,413)       (92,878)
                                            -------------     ------------    -----------      -----------    ------------
(Loss) income before income tax provision      (1,930,499)      (3,872,108)     2,272,756        3,228,913      2,582,654
Income tax benefit (expense)                        -            1,154,000       (887,000)      (1,221,000)      (959,000)
                                            -------------     ------------    -----------      -----------    -----------
Net  (loss)  income  before  extraordinary     (1,930,499)      (2,718,108)     1,385,756        2,007,913      1,623,654
item
Extraordinary item - loss from
   extinguishment of debt                         (80,111)           -              -                -              -
                                            -------------     ------------    -----------      -----------    -----------
Net (loss) income                            $ (2,010,610)     $(2,718,108)   $ 1,385,756      $ 2,007,913    $ 1,623,654
                                            =============     ============    ===========      ===========    ===========
Net (loss) income per share:
     Basic                                         $(0.50)          $(0.96)         $0.50            $0.75          $0.64
     Diluted                                       $(0.50)          $(0.96)         $0.49            $0.70          $0.59
Weighted average number of shares
   outstanding:

     Basic                                      4,004,873        2,822,184      2,770,139        2,681,943      2,522,305
     Diluted                                    4,004,873        2,822,184      2,852,547        2,875,703      2,741,868

Financial Position

Current assets                               $  8,958,301       $8,898,184    $11,145,995      $ 9,809,503    $11,653,968
Total assets                                   27,667,455       30,087,318     33,201,578       14,405,809     16,485,240
Current liabilities                             4,055,274       19,921,074      6,069,050        3,455,700      4,111,784
Non-current liabilities                        10,307,887          136,261     14,503,617           90,632      4,147,696
Stockholders' equity                           13,304,294       10,029,983     12,628,911       10,859,477      8,225,760


Selected unaudited quarterly financial data for the years ended December 31, 2000 and 1999 is presented below:

                                                                           Year ended December 31, 2000
                                                      ------------------ ----------------- ---------------- -----------------
                                                        Quarter ended     Quarter ended     Quarter ended    Quarter ended
                                                          March 31,          June 30,       September 30,     December 31,
                                                      ------------------ ----------------- ---------------- -----------------
Net sales                                                 $ 6,386,625     $  8,320,483      $  6,259,297     $  6,896,176

Gross profit                                              $   834,837     $  1,064,165      $  1,048,630     $  1,092,134

Net loss before extraordinary item                        $  (576,815)    $   (606,383)     $   (363,381)    $   (383,920)

Net (loss) income                                         $  (576,815)    $   (686,494)     $   (363,381)    $   (383,920)

Net (loss) income per share - basic and diluted
     Net (loss) income per share before                        $(0.20)          $(0.19)           $(0.07)          $(0.08)
     extraordinary item
     Extraordinary item                                         -                (0.02)            -                -
                                                      -----------------  ----------------- ---------------- -----------------
     Net (loss) income per share                      $         (0.20)   $       (0.21)    $       (0.07)   $       (0.08)
                                                      =================  ================  ===============  =================


                                                                           Year ended December 31, 1999
                                                      ------------------ ----------------- ---------------- -----------------
                                                        Quarter ended     Quarter ended     Quarter ended    Quarter ended
                                                          March 31,          June 30,       September 30,     December 31,
                                                      ------------------ ----------------- ---------------- -----------------
Net sales                                             $  9,706,261       $  7,737,924      $  6,267,617     $  5,419,487

Gross profit                                          $  1,862,196       $    861,069      $    509,737     $    479,000

Net (loss) income                                     $    144,842       $ (1,090,635)     $   (765,191)    $ (1,007,124)

Net (loss) income per share - basic and diluted       $       0.06       $      (0.39)     $      (0.27)    $      (0.36)

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in explosive metalworking and, through its Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds. The Company performs metal cladding using its proprietary technologies. The Company's revenues from its explosive metalworking businesses, as a proportion of total Company revenues, have declined in the past two years as a result a significant slowdown in global market demand for explosion bonded clad metal plate and the 1998 acquisitions of AMK Welding, Spin Forge and Precision Machined Products. The Company's Aerospace Group was formed from these three acquisitions and accounted for 22%, 42% and 39% of the Company's 1998, 1999 and 2000 revenues, respectively.

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

     Aerospace Manufacturing. Products manufactured by the Aerospace Group are typically made from sheet metal and forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances. Metal machining and forming is accomplished through traditional technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Fabrication and assembly services are performed utilizing the
Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include tactical missile motor cases, titanium pressure tanks for launch vehicles, and complex, high precision component parts for satellites.

     The Company completed three separate business acquisitions during 1998. On January 5, 1998, the Company acquired certain assets of AMK Welding, Inc. ("AMK"). AMK supplies commercial aircraft and aerospace-related automatic and manual, gas tungsten and arc welding services. On March 18, 1998, the Company completed the acquisition of certain assets of Spin Forge, LLC ("Spin Forge"). The Company's management believes Spin Forge is one of the country's leading manufacturers of tactical missile motor cases and titanium pressure vessels for the commercial aerospace and defense industries. On December 1, 1998, the Company acquired substantially all of the assets of Precision Machined Products, Inc. ("PMP"). PMP is a contract machining shop specializing in high-precision, high-quality, complex machined parts used in the aerospace, satellite and high technology industries. On March 16, 2001, the Company announced that it has reached agreement to acquire 100% of the stock of Nobleclad Europe S.A. ("Nobleclad") and Nitro Metall Aktiebolag ("Nitro Metall") from Nobel Explosifs France ("NEF"). Nobelclad and Nitro Metall operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined revenues of approximately $10.5 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The acquisition is expected to close in the third quarter of 2001. The purchase price of approximately $5.4 million will be financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.4 million in third party bank debt associated with Nobleclad's planned acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobleclad stock.

     On January 8, 1999, the Board of Directors of DMC declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of common stock. The dividend was paid on January 15, 1999, the rights record date, to the stockholders of record on that date. Each Right entitled the registered holder to purchase from DMC one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.05 per share, of DMC at a purchase price of $22.50, subject to adjustment. The rights were redeemed by the Company at a redemption price of $.001 per right on June 20, 2000.

     Due largely to the operating loss the Company incurred during 1999, the Company violated certain financial covenants under its debt agreements beginning with the quarter ended September 30, 1999. Once it became apparent that financial covenant violations under its debt agreements would continue, the Company began to evaluate various business strategies and financing alternatives in connection with the need to restructure its debt agreements and/or re-capitalize the Company's balance sheet. These efforts culminated in the Company entering into a Stock Purchase Agreement (the "Agreement") with SNPE, Inc. ("SNPE") that was signed on January 20, 2000 and subsequently approved by the Company's stockholders on June 14, 2000. The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE. The SNPE credit facility, which bears interest at the Federal Funds Rate plus 1.5%, may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999.

     In 2000, the Company experienced significant operating losses as a result of a significant decline in sales revenue and gross margin levels within its Aerospace Group. The Company's Explosive Metalworking Group generated a small operating income in 2000 after incurring significant operating losses in 1999. The Company also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net  Sales.   Net  sales  for  2000  decreased  4.4%  to  $27,862,581  from
$29,131,289 in 1999. The Company's Aerospace Group contributed $10,896,904 to 2000 sales (39.1% of total sales) sales versus sales of $12,116,650 in 1999 (41.6% of total sales). This decrease of $1,219,746, or 10.1%, reflects a $1,829,045 decline in sales at Spin Forge that is attributable to a major customer deferring shipments on a long-term production contract from 2000 to the latter part of 2001 and decreased sales under certain missile motor case programs. The sales decrease that the Aerospace Group experienced in 2000 is expected to reverse itself in 2001. Sales by the Explosive Metalworking Group, whose operations include explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased 0.3% from $17,014,639 in 1999 (58.4% of total sales) to $16,965,677 in 2000 (60.9% of total sales). The small decrease reflects the continued effects of a significant, cyclical slowdown in global market demand for explosion bonded clad metal plate that continued from 1999 through the year 2000. Strong booking activity during the early part of 2001 supports the Company's belief that the global market demand for clad metal products is improving.

     Gross Profit. Despite the 4.4% decrease in the Company's net sales, gross profit for 2000 increased by 8.8% to $4,039,766 from $3,712,002 in 1999. The
Company's gross profit margin for 2000 was 14.5%, a 14.2% increase from the gross profit margin of 12.7% in 1999. The gross profit margin for the Company's Explosion Metalworking Group increased from 4.4% in 1999 to 16.0% in 2000, while the gross profit margin for the Aerospace Group decreased to 13.5% in 2000 from 24.5% in 1999. The large increase in the gross profit margin for the Explosive Metalworking Group is principally due to significant reductions in fixed manufacturing overhead costs resulting from the July 1999 closing of the Group's Colorado manufacturing facility and the consolidation of all of the Group's manufacturing activities in its new Mount Braddock, Pennsylvania plant. Price increases during the last half of the year also contributed to the Explosive Metalworking Group's improved gross margin performance. The significant decline in the gross margin rate for the Aerospace Group reflects a large decrease in sales at Spin Forge and a decrease in gross margin levels at Precision Machined Products and AMK Welding due to product mix changes and higher operating expenses. The weak financial performance of the Aerospace Group is being addressed through expanded sales and marketing programs, organizational changes at all three divisions and the implementation of new production control and scheduling systems. The Company believes that these changes should enable the Group to return to profitability before the end of 2001.

     General and Administrative. General and administrative expenses increased by $85,953, or 2.4%, to $3,622,403 in 2000 from $3,536,450 in 1999. As a percentage of net sales, general and administrative expenses increased from 12.1% in 1999 to 13.0% in 2000. This increased percentage is largely attributable to the decrease in the Company's sales during 2000. General and administrative expenses in 2000 included $56,780 of non-recurring severance pay.

     Selling Expense. Selling expenses increased by 4.1% to $1,483,476 in 2000 from $1,424,774 in 1999. As a percentage of net sales, selling expenses increased from 4.9% in 1999 to 5.3% in 2000. Year 2000 selling expenses included $80,284 of non-recurring expenses associated with severance pay and other employee separation costs within the Explosive Metalworking Group sales department. Excluding non-recurring employee separation costs, selling expenses decreased by $21,582 or 1.5% from 1999 to 2000.

     Start-up Costs. In the third quarter of 1998, the Company began to separately report the start-up costs associated with the construction of a new facility in Pennsylvania for the manufacture of clad metal plates. These start-up costs included salaries, benefits and travel expenses for Company employees assigned to this project, field office expenses and other operating expenses directly associated with this construction project. The new facility commenced operations in August 1999 at which time all operating costs associated with this new facility began to be recorded as manufacturing overhead that is included in the computation of cost of products sold. Start-up costs in 1999 totaled $334,372.

     Plant Closing Costs. On April 23, 1999, the Company announced that it would be closing its Louisville, Colorado-based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad metal plate manufacturing facility. For the year ended December 31, 1999, the Company recorded non-recurring charges of $812,197 related to costs associated with this plant closing. No additional plant closing costs were incurred subsequent to December 31, 1999. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility in July.

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

     Income (Loss) from Operations. The Company reported a $1,066,113 loss from operations in 2000 compared to a loss from operations of $2,896,893 in 1999. The $1,830,780 year-to-year decrease in the Company's loss from operations reflects a significant improvement in operating results for the Explosive Metalworking Group that was partially offset by the first-ever operating loss for the Aerospace Group. The Explosive Metalworking Group reported income from operations of $82,149 in 2000, as compared to a loss from operations of $3,437,118 in 1999 that included $1,325,573 of non-recurring expenses associated with new facility start-up costs, plant closing costs and asset impairment write-downs. Excluding these non-recurring expenses, the Explosive Metalworking Group operating results showed a year-to-year improvement of $2,193,694 on sales that were essentially unchanged from 1999 to 2000. These improved results reflect an increase in gross margins from 4.4% in 1999 to 16.0% in 2000, resulting from fixed manufacturing cost savings in 2000 associated with the consolidation of manufacturing facilities in 1999 and stronger selling prices during the second half of 2000. The Company's Aerospace Group reported a loss from operations of $1,148,262 in 2000, as compared to income from operations of $862,323 in 1999. This unfavorable variance is attributable to the large decline in year-to-year sales at Spin Forge and reduced gross profit levels at Precision Machined Products and AMK Welding. The weak financial performance of the Aerospace Group is being addressed through expanded sales and marketing programs, organizational changes at all three divisions and the implementation of new production control and scheduling systems. The Company believes that these changes should enable the Group to return to profitability before the end of 2001.

     Interest Expense. Interest expense increased by 8.3% to $1,094,181 in 2000 from $1,009,911 in 1999. This increase is attributable to interest expense under the Company's industrial development revenue bonds that were used to finance the new clad metal plate manufacturing facility in Pennsylvania. Interest expense on the bonds was capitalized during the construction period, which ended on August 1, 1999, and expensed thereafter as the facility became operational. The increase in bond interest expense was partly offset by a decrease in interest on other outstanding debt that resulted from the reduction in revolving credit debt that was made possible by the equity invested in the Company by SNPE, Inc. on June 14, 2000.

     Income Tax Benefit. The Company recorded no income tax benefit in 2000 and an income tax benefit of $1,154,000 in 1999. The Company was able to carry-back a major portion of its 1999 loss to prior years in which the Company generated taxable income and recognize a tax benefit associated with these loss carry-backs. However, the 1999 tax loss exceeded the amount of Federal tax that could carried back to the 1997 and 1998 tax years and the Company did not recognize a tax benefit with respect to the portion of the 1999 tax loss that can be carried forward. Additionally, the 1999 tax loss could not be carried back for state tax purposes. As a result of the foregoing factors, the effective tax benefit rate of 29.8% in 1999 was significantly lower than the Company's effective tax rate of 39.0% in 1998. Again in 2000, the Company did not record a tax benefit associated with the tax loss that can be carried forward since the future realization of the tax benefits associated with the tax loss carry-forwards remains uncertain as of the date of the December 31, 2000 financial statements.

     Extraordinary Item - Loss from Extinguishment of Debt. In December 1998, the Company entered into an interest rate swap agreement with its bank related to the bank lines of credit. The Company terminated this swap agreement in the third quarter of 1999 resulting in a deferred gain of $45,600 that was being amortized over the terms of the acquisition line of credit. Once the bank lines of credit were extinguished as part of the SNPE transaction, the unamortized deferred gain of $31,388 was offset against the unamortized deferred finance charges of $111,499 related to the lines of credit and recorded as an extraordinary loss of extinguishment.

     Net Income (Loss). The Company recorded a net loss of $2,010,610 in 2000 as compared a net loss of $2,718,108 in 1999. The $707,498 decrease in the Company's net loss is much lower than the decreased operating loss from 1999 to 2000 would suggest due to the recognition of $1,154,000 in tax benefits in 1999 versus the recognition of no tax benefit in 2000.

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

     Interest Expense. Interest expense increased by 256% to $1,009,911 in 1999 from $283,706 in 1998. This large increase is attributable to borrowings under the Company's revolving line of credit with the Company's bank that were required to finance the 1998 acquisitions of AMK, Spin Forge and PMP and that were outstanding for a full year in 1999 and to interest expense under the Company's industrial development revenue bonds that were used to finance the new clad metal plate manufacturing facility in Pennsylvania. Interest expense on the bonds was capitalized during the construction period, which ended on August 1, 1999, and expensed thereafter as the facility became operational.

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

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company has obtained most of its operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating losses the Company incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both the revolving credit facility that was then in effect and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under the Company's industrial revenue development bonds (the "Bonds") used to finance the construction of its manufacturing facilities in Pennsylvania. On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement (the "Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE that bears interest at the Federal Funds Rate plus 1.5% and may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled the Company to repay all outstanding borrowings under its bank revolving credit facility on which the Company had been in default since September 30, 1999. The bank revolving credit facility was terminated on June 14, 2000. As a result of the SNPE debt and equity infusion, the Company was also able to restructure financial covenants under the reimbursement agreement with its bank relating to the industrial development revenue bonds and is currently in full compliance with all provisions of its debt agreements. The three-year bank letter of credit that supports the Company's industrial development revenue bonds expires in September 2001. Company management believes that the Company will be able to obtain a replacement letter of credit arrangement on terms similar to those of the existing letter of credit and underlying reimbursement agreement.

     The Company believes that its cash flow from operations and funds available under its credit facility with SNPE, or a replacement credit facility with a third party financial institution, will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of its current business operations for the foreseeable future. SNPE has agreed to extend its credit facility, which is currently callable upon 90 days' notice and had an original maturity date of June 30, 2001, to March 31, 2002. Management of the Company intends to replace the SNPE credit facility with a new third party credit facility during the last half of 2001 or the early part of 2002 and believes that the Company's strengthened balance sheet and improving operating results will enable the Company to secure such third party financing on reasonable terms. Until the Company is able to secure such third party financing on reasonable terms, it will continue to rely on the financial support of SNPE. Company management believes that it will be able to negotiate an increase in the SNPE credit facility during 2001 if the Company's working capital requirements increase as a result of the anticipated sales growth during the year. A significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the SNPE credit facility or a replacement facility could negatively affect the Company's ability to meet its future cash requirements.

Highlights from the Statement of Cash Flows for the Year Ended December 31, 2000

     Net cash flows used in operating activities for the year ended December 31, 2000 was $134,702, which consisted primarily of a net loss of $2,010,610 that was largely offset by depreciation and amortization expense of $1,569,124 and positive net changes in various components of working capital. Sources of cash flow from working capital included a $1,360,000 reduction in income tax receivable and a $419,507 increase in accounts payable and accrued expenses. These positive changes in working capital were largely offset by increases in accounts receivable and inventories of $815,244 and $470,327, respectively.

     Net cash flow from investing activities for the year ended December 31, 2000 was $1,215,290. Significant sources of cash flow from investing activities included $940,036 in proceeds from the sales of property, plant and equipment, $354,588 from the repayment of a loan to a related party, $255,008 from the release of bond proceeds and $245,971 from other changes in noncurrent assets. These sources were partially offset by capital expenditures of $570,223, including $336,347 of expenditures on the new manufacturing facility in Pennsylvania.

     Financing activities for the year ended December 31, 2000 used $894,058 of cash. Significant sources of cash flow from financing activities included net proceeds in the aggregate amount of $10,186,252 from the SNPE transaction that closed on June 14, 2000. Sources of cash flow from the SNPE transaction were more than offset by the repayment of $10,255,000 in bank line of credit borrowings and $680,000 of industrial development revenue bond principal payments.

Highlights from the Statement of Cash Flows for the year ended December 31, 1999

     Net cash flows used in operating activities for the year ended December 31, 1999 was a negative $111,522, which was comprised of a net loss of $2,718,108 largely offset by depreciation and amortization expense of $1,513,270 and net positive changes in various components of working capital.

     Net cash used from investing activities for the year ended December 31, 1999 was $826,658. Significant uses of cash for investing activities included cash paid in connection with the construction of the Company's new cladding facility totaling $5,082,680 and other capital expenditures totaling $351,425. These uses of cash were partially offset by the release of bond proceeds of $4,735,362.

     Net cash flow from financing activities for the year ended December 31, 2000 was $938,180. Significant sources of cash from investing activities included borrowings on the bank line of credit of $1,500,000, cash received upon the termination of the swap agreements of $150,900 and net proceed from the issuance of common stock of $102,305. These sources of cash were partly offset by the repayment of the bank overdraft of $611,833 and payments on the industrial development revenue bonds of $165,000.

     Highlights from the Statement of Cash Flows for the year ended December 31, 1998

     Net cash flows from operating activities for the year ended December 31, 1998 was $2,786,547. Significant sources of cash flow included net income of $1,385,756, depreciation and amortization of $1,107,651 and net positive changes in various components of working capital.

     Net cash used in investing activities during the year ended December 31, 1998 was $18,535,339. Significant uses of cash included the investment of bond proceeds of $6,550,707, the acquisitions of Spin Forge, PMP and AMK which totaled $10,425,579, cash paid in connection with the construction of the Company's new cladding facility totaling $1,853,723, other capital expenditures of $961,092 and a loan to a related party of $280,000. The only significant source of cash was the release of bond proceeds of $1,501,726.

     Net cash flows from financing activities for the year ended December 31, 1998 was $15,694,983. Significant components of these cash flows include the industrial development revenue bond proceeds of $6,850,000, net borrowings on the bank lines of credit of $8,600,000 and the bank overdraft of $805,304. Significant uses of cash from financing activities were bond issue costs paid totaling $195,720, the payment of financing costs of $100,216 and the cash paid in connection with shares repurchased from a related party totaling $425,285.

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

                                                            As of December 31,
                                                                   2000
                                                           ---------------------

      Line of credit with SNPE, Inc. - variable rate           $ 3,750,000
           Interest rate                                          8.18%

      Subordinated note with SNPE, Inc. - fixed rate           $ 1,200,000
           Interest rate                                          5.00%

      Industrial development revenue

           Bonds - variable rate                               $ 6,005,000
           Interest rate                                          5.10%



                                                            As of December 31,
                                                                   1999
                                                           ---------------------

      Bank lines of credit - variable rate                     $ 10,100,000
           Weighted average interest rate                         8.94%

      Industrial development revenue

           Bonds - variable rate                               $ 6,685,000
           Interest rate                                          5.70%



     The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.


                                                                        As of December 31, 2000
                                        ------------- --------------- ------------- ------------ -------------- ----------------
                                            2001           2002           2003         2004        2005 and          Total
                                                                                                  Thereafter
                                        ------------- --------------- ------------- ------------ -------------- ----------------
Line of credit with SNPE, Inc.               -        $  3,750,000         -             -             -        $ 3,750,000
Weighted average interest rate             8.18%          8.18%            -             -             -             8.18%

Subordinated note with SNPE, Inc.            -              -              -             -        $ 1,200,000     $ 1,200,000
                                           5.00%          5.00%          5.00%         5.00%         5.00%           5.00%

Industrial development

     Revenue bonds                      $  725,000      $ 795,000      $ 855,000     $ 930,000    $ 2,700,000     $ 6,005,000
     Interest rate                         5.10%          5.10%          5.10%         5.10%         5.10%           5.10%


ITEM 8. Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                          INDEX TO FINANCIAL STATEMENTS

         As of December 31, 2000 and 1999 and for the Three Years Ended

                          December 2000, 1999 and 1998

                                                                            Page

Report of Independent Public Accountants.................................... 24
Financial Statements:
     Balance Sheets......................................................... 25
     Statements of Operations............................................... 27
     Statements of Stockholders' Equity..................................... 28
     Statements of Cash Flows............................................... 30
     Notes to Financial Statements ......................................... 32
The financial  statement  schedules  required by Regulation  S-X are filed under
Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dynamic Materials Corporation:

We have audited the accompanying balance sheets of DYNAMIC MATERIALS CORPORATION (a Delaware corporation) as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Materials Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                           ARTHUR ANDERSEN LLP



Denver, Colorado
February 28, 2001

(Except with respect to the matter
 discussed in Note 12, as to which the
 date is March 15, 2001)

                          DYNAMIC MATERIALS CORPORATION

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                                        ASSETS                                                 2000               1999
                                        ------                                         -------------------- ----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                              $186,530
     Accounts receivable, net of allowance for doubtful accounts of $130,000 and
     $112,000, respectively                                                                4,632,123
     Inventories                                                                           3,881,155           3,410,828
     Prepaid expenses and other                                                              258,493             310,477
     Income tax receivable                                                                      -              1,360,000
                                                                                        --------------      --------------
              Total current assets                                                         8,958,301           8,898,184
                                                                                        --------------      --------------

PROPERTY, PLANT AND EQUIPMENT                                                             17,769,509          18,867,796
     Less- Accumulated depreciation                                                       (4,492,850)         (4,538,838)
                                                                                        --------------      ---------------
     Property, plant and equipment--net                                                   13,276,659          14,328,958
                                                                                        --------------      ---------------
CONSTRUCTION IN PROCESS                                                                         -                389,795

RESTRICTED CASH AND INVESTMENTS                                                              179,394             424,312

RECEIVABLE FROM RELATED PARTY                                                                   -                354,588

INTANGIBLE ASSETS, net of accumulated amortization of $1,094,870 and $786,077,
respectively                                                                               4,992,750           5,281,543

OTHER ASSETS, net                                                                            260,351             409,938
                                                                                        --------------      ---------------
                                                                                         $27,667,455         $30,087,318
                                                                                        ==============      ===============


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                          DYNAMIC MATERIALS CORPORATION

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                           LIABILITIES AND STOCKHOLDERS' EQUITY                                   2000            1999
                           ------------------------------------                             ---------------- ---------------
CURRENT LIABILITIES:
     Bank overdraft                                                                                -          $   193,471
     Accounts payable                                                                           2,051,301       1,810,577
     Accrued expenses                                                                           1,275,579       1,096,796
     Current maturities on long-term debt                                                         725,000      16,785,000
     Current portion of capital lease obligation                                                    3,394          35,230
                                                                                            ---------------- ---------------
              Total current liabilities                                                         4,055,274      19,921,074

LONG-TERM DEBT                                                                                 10,230,000            -

CAPITAL LEASE OBLIGATION                                                                           -                3,069

DEFERRED GAIN ON SWAP TERMINATION                                                                  77,887         133,192

                                                                                            ---------------- --------------
              Total liabilities                                                                14,363,161      20,057,335
                                                                                            ---------------- --------------
COMMITMENTS AND CONTINGENCIES  (Note 10)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and                   -                 -
     outstanding shares
     Common stock, $.05 par value; 15,000,000 shares authorized; 4,990,331 and
     2,842,429 shares issued and outstanding, respectively                                        249,517         142,122
     Additional paid-in capital                                                                12,262,109       7,122,553
     Deferred compensation                                                                         -              (37,970)
     Retained earnings                                                                            792,668       2,803,278
                                                                                            ---------------- ---------------
                                                                                               13,304,294      10,029,983
                                                                                            ---------------- ---------------
                                                                                              $27,667,455     $30,087,318
                                                                                            ================ ===============


               The accompanying notes to financial statements are
                    an integral part of these balance sheets.

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                               2000              1999             1998
                                                                         ----------------- ---------------- ---------------
NET SALES                                                                  $27,862,581       $29,131,289     $38,212,051

COST OF PRODUCTS SOLD                                                       23,822,815        25,419,287      30,372,600
                                                                         ----------------- ---------------- ---------------
              Gross profit                                                   4,039,766         3,712,002       7,839,451
                                                                         ----------------- ---------------- ---------------
COSTS AND EXPENSES:
     General and administrative expenses                                     3,622,403         3,536,450       3,262,993
     Selling expenses                                                        1,483,476         1,424,774       1,850,973
     New facility start up costs                                                 -               334,372         189,529
     Plant closing costs                                                         -               812,197           -
     Impairment of long-lived assets                                             -               179,004           -
     Costs related to attempted asset disposition                                -               322,098           -
                                                                         ----------------- ---------------- ---------------
              Total costs and expenses                                       5,105,879         6,608,895       5,303,495
                                                                         ----------------- ---------------- ---------------
(LOSS) INCOME FROM OPERATIONS                                               (1,066,113)       (2,896,893)      2,535,956

OTHER INCOME (EXPENSE):
     Other income                                                              198,290            14,784           8,921
     Interest expense, net of amounts capitalized                           (1,094,181)       (1,009,911)       (283,706)
     Interest income                                                            31,505            19,912          11,585
                                                                         ----------------- ---------------- ---------------
     (Loss) income before income taxes                                      (1,930,499)       (3,872,108)      2,272,756

INCOME TAX BENEFIT (EXPENSE)                                                     -             1,154,000        (887,000)
                                                                         ----------------- ---------------- ---------------
NET (LOSS) INCOME BEFORE EXTRAORDINARY ITEM                                 (1,930,499)       (2,718,108)      1,385,756

EXTRAORDINARY ITEM - LOSS FROM EARLY EXTINGUISHMENT OF DEBT                    (80,111)             -                -
                                                                         ----------------- ---------------- ---------------
NET (LOSS) INCOME                                                          $(2,010,610)      $(2,718,108)    $ 1,385,756
                                                                         ================= ================ ===============

NET (LOSS) INCOME PER SHARE - BASIC
     Net (loss) income before extraordinary item                           $     (0.48)      $     (0.96)    $      0.50
     Extraordinary item                                                          (0.02)              -                -
                                                                         ----------------- ---------------- ---------------
     Net (loss) income                                                     $     (0.50)      $     (0.96)    $      0.50
                                                                         ================= ================ ===============

NET (LOSS) INCOME PER SHARE - DILUTED
     Net (loss) income before extraordinary item                           $     (0.48)      $     (0.96)    $      0.49
     Extraordinary item                                                          (0.02)              -                -
     Net (loss) income                                                     $     (0.50)      $               $      0.49
                                                                         ================= ================ ===============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING
     Basic                                                                   4,004,873         2,822,184       2,770,139
                                                                             =========         =========       =========
     Diluted                                                                 4,004,873         2,822,184       2,852,547
                                                                             =========         =========       =========


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                 Additional
                                                      Common Stock                Paid-In           Deferred           Retained
                                                 Shares           Amount           Capital         Compensation         Earnings
                                            --------------- ----------------- ------------------ ------------------- ------------
BALANCES, December 31, 1997                  2,718,708        $ 135,936        $  6,587,911     $      -            $  4,135,630
   Common stock issued for stock
      option exercises                          57,115            2,856             139,865            -                   -
   Common stock issued in
      connection with the
      Employee Stock Purchase
      Plan                                      23,068            1,153             111,271            -                   -
   Tax benefit related to non-
      statutory options                           -                -                 20,021            -                   -
   Shares issued in connection
      with the purchase of
      Spin Forge                                50,000            2,500             447,300            -                   -
   Restricted stock grant related
      to the purchase of
      Spin Forge                                 7,500              375              67,125          (67,500)              -
   Shares issued in connection
      with the purchase of
      PMP                                       40,000            2,000             213,680            -                   -
   Amortization of deferred
      compensation                                -                -                   -              12,655               -
   Shares repurchased from
      related party                            (73,168)          (3,658)           (421,627)           -                   -
   Shares received from related
      party in partial satisfaction of
      related party receivable                 (24,832)          (1,242)           (143,096)           -                   -
   Net income                                     -                -                   -               -               1,385,756
                                          ------------      -----------      ---------------      ------------      ------------
BALANCES, December 31, 1998                  2,798,391          139,920           7,022,450          (54,845)         5,521,386


               The accompanying notes to financial statements are
                      an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION

                       STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                                    Additional
                                                       Common Stock                   Paid-In           Deferred         Retained
                                                   Shares           Amount            Capital         Compensation      Earnings
                                             ---------------- -----------------  ----------------- ------------------ -------------
BALANCES, December 31, 1998                    2,798,391          $ 139,920         $ 7,022,450      $   (54,845)      $ 5,521,386
  Common stock issued for stock
     option exercises                             19,500                975              52,150              -               -
  Common stock issued in
     connection with the
     Employee Stock Purchase
     Plan                                         24,538              1,227              47,953              -               -
  Amortization of deferred
     compensation                                   -                  -                   -             16,875              -
  Net loss                                          -                  -                   -                 -          (2,718,108)
                                             ---------------- -----------------  ----------------- ------------------ --------------
BALANCES, December 31, 1999                    2,842,429            142,122           7,122,553          (37,970)        2,803,278
  Common stock issued to SNPE, Inc.,
     net $563,748 in of issuance costs         2,109,091            105,455           5,130,797              -               -
  Common stock issued in
     connection with the
     Employee Stock  Purchase
     Plan                                         42,561              2,128              42,322              -               -
  Amortization of deferred
     compensation                                   -                  -                   -                4,219            -
  Forfeiture of restricted stock grant            (3,750)              (188)            (33,563)           33,751            -
  Net loss                                          -                  -                   -                 -          (2,010,610)
                                             ---------------- -----------------  ----------------- ------------------ --------------
BALANCES, December 31, 2000                    4,990,331          $  249,517        $12,262,109        $     -         $   792,668
                                             ================ =================  ================= ================== ==============


               The accompanying notes to financial statements are
                      an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                              2000           1999             1998
                                                                        -------------   -------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net (loss) income                                                    $ (2,010,610)    $(2,718,108)     $ 1,385,756
    Adjustments to reconcile net (loss) income
       to net cash flows from operating activities-
          Depreciation                                                      1,311,417       1,187,785          942,688
          Amortization                                                        308,793         326,318          152,308
          Amortization of deferred compensation                                 4,219          16,875           12,655
          Amortization of deferred gain on swap termination                   (55,305)        (17,708)            -
          Provision for deferred income taxes                                    -             66,300          119,900
          Impairment of long-lived assets                                        -            179,004             -
          Gain on sale of property, plant and equipment                      (185,570)           -                -
          Change in (excluding acquisitions)-
              Accounts receivable, net                                       (815,244)      1,015,779          578,209
              Inventories                                                    (470,327)      1,963,001           18,090
              Prepaid expenses and other                                       (1,582)        (95,701)         (34,235)
              Income tax receivable                                         1,360,000        (860,068)        (204,938)
              Accounts payable                                                240,724        (537,513)        (786,769)
              Accrued expenses                                                178,783        (637,486)         602,883
                                                                        -------------   -------------    -------------
              Net cash flows from operating activities                       (134,702)       (111,522)       2,786,547
                                                                        -------------   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment and earnings on bond proceeds                                  (10,090)       (110,693)      (6,550,707)
    Release of bond proceeds by trustee                                       255,008       4,735,362        1,501,726
    Cash paid in connection with the construction
       of the new facility                                                   (336,347)     (5,082,680)      (1,853,723)
    Purchase of AMK assets                                                       -               -            (939,968)
    Purchase of Spin Forge assets                                                -               -          (2,615,691)
    Purchase of PMP assets                                                       -               -          (6,869,920)
    Acquisition of property, plant and equipment                             (233,876)       (351,425)        (961,092)
    Loan to related party                                                        -            (74,588)        (280,000)
    Proceeds from repayment of loan to related party                          354,588            -                -
    Change in other noncurrent assets                                         245,971          57,366           34,036
    Proceeds on sale of property, plant and equipment                         940,036            -                -
                                                                         ------------   -------------    -------------
              Net cash flows from investing activities                      1,215,290        (826,658)     (18,535,339)
                                                                         ------------   -------------    -------------


                 The accompanying notes to financial statements
                    are an integral part of these statements.

                                                                     Page 2 of 2
                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                          2000              1999               1998
                                                                     --------------    --------------      ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Industrial development revenue bond proceeds                     $         -       $      -            $  6,850,000
    Bond issue costs paid                                                      -              -                (195,720)
    Borrowings/(payments) on bank line of credit, net                       155,000        1,500,000          8,600,000
    Repayment on bank line of credit                                    (10,255,000)          -                    -
    Payment on industrial development revenue bonds                        (680,000)        (165,000)              -
    Proceeds from issuance of common stock to SNPE, Inc.,
       net of issuance costs                                              5,236,252           -                    -
    Borrowings on SNPE, Inc. line of credit                               3,750,000           -                    -
    Borrowings on SNPE, Inc. convertible subordinated note                1,200,000           -                    -
    Payments on long-term debt                                                 -              (5,742)           (84,378)
    Payments on capital lease obligation                                    (34,905)         (32,450)           (29,888)
    Payment of deferred financing costs                                    (116,384)          -                (100,216)
    Cash received upon termination of swap agreements                          -             150,900               -
    Repayment of bank overdraft                                            (193,471)        (611,833)              -
    Bank overdraft                                                             -              -                 805,304
    Cash paid in connection with the shares repurchased
       from related party                                                      -              -                (425,285)
    Net proceeds from issuance of common stock                               44,450          102,305            255,145
    Tax benefit related to non-statutory options                               -              -                  20,021
                                                                     --------------    -------------       ------------
              Net cash flows from financing activities                     (894,058)         938,180         15,694,983
                                                                     --------------    -------------       ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                        186,530           -                 (53,809)

CASH AND CASH EQUIVALENTS, beginning of the year                               -              -                  53,809
                                                                     --------------    -------------       ------------
CASH AND CASH EQUIVALENTS, end of the year                           $      186,530    $      -            $       -
                                                                     ==============    ==============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

       Cash paid during the period for-
          Interest, net of amounts capitalized                       $      850,717    $     951,507       $    138,677
                                                                     ==============    =============       ============
          Income taxes                                               $     -           $     145,307       $    952,017
                                                                     ==============    =============       ============

NON-CASH INVESTING ACTIVITIES:
     During 1998, $144,338 of the shares acquired from a related party were in satisfaction of a receivable from that party.

       Acquisitions:
                                                                          2000              1999               1998
                                                                     --------------    --------------      ---------------
       Accounts receivable                                           $      -          $      -            $   474,517
       Inventories                                                          -                 -               1,362,360
       Prepaids and other                                                   -                 -                  31,500
       Property, plant and equipment                                        -                 -               5,617,460
       Intangible assets                                                    -                 -               4,529,705
       Liabilities assumed                                                  -                 -                (924,483)
       Common stock issued                                                  -                 -                (665,480)
                                                                     --------------    -------------       -------------
       Net cash paid                                                 $      -          $      -             $10,425,579
                                                                     ==============    =============       =============

                 The accompanying notes to financial statements
                    are an integral part of these statements.

                          DYNAMIC MATERIALS CORPORATION

                          NOTES TO FINANCIAL STATEMENTS

                        DECEMBER 31, 2000, 1999 AND 1998

(1)  ORGANIZATION AND BUSINESS

     Dynamic Materials Corporation (the "Company") was incorporated in the state of Colorado in 1971, and reincorporated in the state of Delaware during 1997, to provide products and services requiring explosive metalworking. The Company is based in the United States and has customers throughout North America, Western Europe, Australia and the Far East. The Company currently operates under two business groups - explosion metalworking, in which metals are metallurgically joined or altered by using explosives; and aerospace, in which parts are machined, formed or welded primarily for the commercial aircraft and aerospace industries.

     Transaction with SNPE, Inc.

     On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc. ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, the Company borrowed $1,200,000 under a convertible subordinated note from SNPE and $3,500,000 under a new credit facility with SNPE (see Note 4). Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999.

(2)  ACQUISITIONS

     AMK Welding, Inc. - South Windsor, Connecticut

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

     Spin Forge, LLC - El Segundo, California

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

     As part of a Personal Services Agreement between the Company and one of the former owners of Spin Forge, the Company granted 7,500 shares of restricted stock to that former owner. In connection with this acquisition, the former owner became an officer of the Company. The restricted stock grant was recorded as deferred compensation and was being amortized to expense over the four year vesting period of the grant. During the third quarter of 2000, the officer resigned from the Company and, consequently, the unvested shares of the restricted stock grant were forfeited.

     Precision Machined Products, Inc. - Fort Collins, Colorado

     On December 1, 1998, the Company acquired substantially all of the assets of Precision Machined Products, Inc. ("PMP") for a purchase price of approximately $7,073,000 (including approximately $57,000 in transaction related costs) which was paid with a combination of $6,800,000 in cash payments to the seller and the delivery of 40,000 shares of the Company's stock valued at approximately $216,000. PMP is a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries. The Company is leasing the land and building used in the operation of PMP and held an option to purchase such land and building at fair market value that was exercisable through December 2000. Subsequent to the expiration of the option term, the Company has a right of first offer to purchase the land and building at fair market value. This right of first offer is exercisable through December 2008.

(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Inventories

     Inventories are stated at the lower of cost (first-in, first-out) or market. Cost elements included in inventory are material, labor, subcontract costs and factory overhead.

     Inventories consist of the following at December 31, 2000 and 1999:

                                              2000                  1999
              Raw materials               $   950,632           $ 1,311,345
              Work in process               2,878,802             2,001,784
              Supplies                         51,721                97,699
                                          ------------          ------------
                                          $ 3,881,155           $ 3,410,828

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




     Property, plant and equipment consists of the following at December 31, 2000 and 1999:

                                                       2000             1999

     Land                                        $    241,600      $    387,308
     Building and improvements                      5,138,626         6,699,198
     Manufacturing equipment and tooling           10,220,578         9,736,646
     Furniture, fixtures and computer equipment     1,957,948         1,802,751
     Other                                            210,757           241,893
                                                 -------------     -------------
                                                 $17,769,509        $18,867,796

     Construction in Process

     Building and equipment costs of $726,142 related to the Company's new manufacturing facility were transferred from construction in process to property, plant and equipment during the year ended December 31, 2000. Construction began in September 1998 and was largely completed during the third quarter of 1999. Residual costs incurred on the project in late 1999 and into 2000 related primarily to bringing a few remaining pieces of manufacturing equipment online. The project was financed using proceeds from the issuance of industrial development revenue bonds ("the Bonds") (see Note 4). Total net interest expense incurred on the bonds during 2000, 1999 and 1998 was $388,357, $188,648 and $(10,560), respectively (net of interest earned on the related invested bond proceeds held in trust of $10,089, $110,693 and $89,693 during 2000, 1999 and 1998, respectively). Of the total net bond interest incurred during 1999, $96,222 was incurred prior to the new facility being ready for service and was, therefore, capitalized. No interest was capitalized during 2000.

     Intangible Assets and Goodwill

     The Company holds numerous United States product and process patents related to the business of explosion metalworking and metallic products produced by various explosive processes. The Company's current patents expire between 2001 and 2010; however, expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

     Patent costs are included in intangible assets in the accompanying balance sheets and include primarily legal and filing fees associated with the patent registration. These costs are amortized over the expected useful life of the issued patent, up to 17 years.

     As a result of the Detaclad acquisition in 1996, $1,081,375 of excess cost over assets acquired was recorded. These costs are being amortized over a 25-year period using the straight-line method. The Company also acquired certain tradenames and entered into a non-compete agreement in connection with the Detaclad acquisition, which are included in intangible assets in the accompanying balance sheets. The costs attributed to the tradenames have been fully amortized while the non-compete agreement is being amortized over five years from the date of acquisition.

     As a result of the AMK acquisition discussed in Note 2, the Company entered into two non-compete agreements which are valued at $50,000 each and are included in intangible assets and are being amortized over five years.

     As a result of the PMP acquisition discussed in Note 2, $4,334,723 of excess cost over assets acquired was recorded and is being amortized over a 25-year period using the straight-line method. In addition, the Company entered into a non-compete agreement related to the acquisition of PMP. The value attributable to the non-compete agreement of $100,000 is also included in intangible assets and is being amortized over four years.


     Intangible assets and goodwill are summarized as follows as of December 31, 2000 and 1999:

                                                   2000               1999
                                             ---------------   ---------------
       Goodwill                                 $ 5,416,098       $ 5,416,098
       Non-compete agreements                       400,000           400,000
       Other                                        271,522           251,522
                                             ---------------   --------------
                                                  6,087,620         6,067,620
       Accumulated amortization                  (1,094,870)         (786,077)
                                             ---------------   --------------
                                                $ 4,992,750       $ 5,281,543
                                             ===============   ==============

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

     In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that were abandoned and had negligible fair market values. Accordingly, the Company recorded asset impairment write-downs of $179,004 during the second and third quarters of 1999. The impaired assets, which after the write-down had no carrying value, have been disposed of.

     The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold for the year ended December 31, 1999.

     Other Assets

     Included in other assets are deferred financing costs of $100,748 and $144,842, net of accumulated amortization of $15,636 and $155,767, as of
December 31, 2000 and 1999, respectively. The deferred financing costs outstanding as of December 31, 2000 were incurred in connection with the SNPE subordinated note and credit facility (See Notes 1 and 4). These costs are being amortized over the applicable terms of the debt agreements. The deferred financing costs outstanding at December 31, 1999 related to the Company's previous lines of credit (see Note 4). As these lines of credit were extinguished in connection with the SNPE transaction on June 14, 2000, the unamortized deferred finance costs, net of the deferred gain on the termination of the related swap agreement of $80,111, was written off and recorded as extraordinary item - loss from extinguishment of debt. Also included in other assets at December 31, 2000 and 1999 are bond issue costs of $127,140 and $156,194, respectively, associated with the industrial development revenue bonds used to finance the Company's new manufacturing facility (Note 4). These costs, which originally totaled $195,720, are being amortized over the life of the bonds. As of December 31, 1999, other assets included $75,359 of costs related to the issuance of stock to SNPE, Inc. These costs consisted primarily of professional fees associated with the SNPE transaction and during 2000, were offset against additional paid-in capital or included in deferred finance costs in proportion to the equity and subordinated debt components of the SNPE transaction (Note 1).

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

     Net (Loss) Income Per Share

     Basic earnings per share ("EPS") is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

                                                               For the year ended December 31, 1998

                                                                                                 Per share
                                                           Income              Shares              Amount
                                                           ------              ------              ------
Net income                                               $1,385,756
                                                         ==========

Basic earnings per share:
       Income available to common
       shareholders                                      $1,385,756            2,770,139        $     0.50
                                                                                                ==========

Dilutive effect of options to purchase common
       stock                                                  -                   82,408
                                                          ---------             --------
Dilutive earnings per share:
       Income available to common
       shareholders                                      $1,385,756            2,852,547        $     0.49
                                                         ==========            =========        ==========

     During the years ended December 31, 2000 and 1999, the Company incurred a net loss, therefore, there is no difference in basic and diluted loss per share because the effect of options to purchase common stock and the conversion of the convertible subordinated debt is antidilutive.

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

     Start-up Costs

     AICPA Statement of Position 98-5, "Reporting on the Costs of Start-up Activities," ("SOP 98-5") provides for guidance on the financial reporting for start-up and organization costs. It requires costs of start-up activities and organization costs to be expensed as incurred. SOP 98-5 was effective for financial statements for fiscal years beginning after December 15, 1998, however, the Company elected to adopt SOP 98-5 in 1998.

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, the Company does not require collateral to secure receivables. The Company currently has no significant financial instruments with off-balance sheet risk of accounting losses, such as foreign exchange contracts, options contracts, or other foreign currency hedging arrangements.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

     New Accounting Principles

     The FASB recently issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has implemented SFAS 133 effective January 1, 2001 with no impact.

     In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") "Views on Selected Revenue Recognition Issues" which provides the staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company was required to implement SAB 101 during the year ended December 31, 2000. The Company has implemented SAB 101 with no impact.


(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2000 and 1999:

                                                    2000              1999
                                               ---------------   -------------
Line of Credit - SNPE, Inc.                    $   3,750,000     $      -

Convertible Subordinated Note - SNPE, Inc.         1,200,000            -

Bank lines of credit                                -               10,100,000

Industrial development revenue bonds               6,005,000         6,685,000
                                               --------------    --------------
                                                  10,955,000        16,785,000

   Less- Current maturities                         (725,000)      (16,785,000)
                                               --------------    --------------
                                               $  10,230,000     $      -
                                               ==============    ==============

     SNPE, Inc. Line of Credit

     In connection with the SNPE transaction (see Note 1), the Company borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE. The SNPE credit facility, which bears interest at the Federal Funds Rate plus 1.5%, may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE. The interest rate at December 31, 2000 was 8.18%. The credit facility was originally scheduled to mature on June 14, 2001. However, SNPE subsequently agreed to amend the maturity date to March 31, 2002. During September 2000, the Company obtained the required approvals from SNPE and borrowed an additional $250,000 resulting in a $3,750,000 balance outstanding under the credit facility as of December 31, 2000. The credit facility is secured by the Company's accounts receivable, inventory and property, plant and equipment, except such assets that relate to the Company's Explosive Metalworking Group.

     SNPE, Inc. Convertible Subordinated Note

     In connection with the SNPE transaction (see Note 1), a cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note ("Subordinated Note"). SNPE may convert the Subordinated Note into common stock of the Company at a conversion price of $6 at any time up to, and including the maturity date (June 14, 2005).

     Bank Lines of Credit

     The bank lines of credit were paid in their entirety in connection with the SNPE transaction discussed in Note 1. The weighted average interest rate on all line of credit borrowings at December 31, 1999 was 8.94%. The Company was in default on these lines of credit at December 31, 1999 and, as the corresponding waiver extended only through March 30, 2000, and certain covenant violations were likely to continue beyond this date, the subject debt was classified as a current liability in the December 31, 1999 financial statements.

     In December 1998, the Company entered into an interest rate swap agreement with its bank related to the bank lines of credit. The Company terminated this swap agreement in the third quarter of 1999 resulting in a deferred gain of $45,600 that was being amortized over the terms of the acquisition line of credit. Once the bank lines of credit were extinguished as part of the SNPE transaction, the unamortized deferred gain of $31,388 was offset against the unamortized deferred finance charges of $111,499 related to the lines of credit and recorded as a extraordinary loss on extinguishment.

     Industrial Development Revenue Bonds

     During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project was being financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at December 31, 2000 and 1999 was 5.1% and 5.7%, respectively. The Company has established a bank letter of credit in the trustee's favor for the principal amount of outstanding bonds plus 98 days accrued interest on the bonds. The letter of credit was secured by the Company's accounts receivable, inventory, property, plant and equipment and the bond proceeds not yet expended for construction. On June 14, 2000, in conjunction with the line of credit entered into with SNPE, the collateral securing the letter of credit was reduced to include only those assets described above that relate to the Explosive Metalworking Group. The portion of the borrowings not yet expended for construction was $179,394 as of December 31, 2000 and was classified as restricted cash and investments in the accompanying balance sheet. The proceeds are held by a trustee until qualified expenditures are made and reimbursed to the Company. The Company may redeem the bonds prior to maturity at an amount equal to the outstanding principal plus any accrued interest. The bonds mature on September 1, 2013 at which time all amounts become due and payable. The three-year bank letter of credit that supports the Company's industrial development revenue bonds expires in September 2001. Company management believes that the Company will be able to obtain a replacement letter of credit arrangement on terms similar to those of the existing letter of credit and underlying reimbursement agreement.

     In September 1998, the Company entered into an interest rate swap agreement with its bank under which the Company converted the variable interest rate on the bonds to a rate that is largely fixed. The Company terminated this swap agreement during the third quarter of 1999 resulting in a deferred gain of $105,300 which is being amortized over the term of the bonds.

     Loan Covenants and Restrictions

     The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

     Scheduled Debt Maturity

     The Company's long-term debt matures based on the following:

                  Year ended December 31-
                           2001                               $ 725,000
                           2002                               4,545,000
                           2003                                 855,000
                           2004                                 930,000
                           2005                               1,990,000
                           Thereafter                         1,910,000
                                                           ------------
                                                            $10,955,000

(5)  COMMON STOCK OPTIONS AND BENEFIT PLAN

     Stock Option Plans

     The Company maintains stock option plans that provide for grants of both incentive stock options and non-statutory stock options. During 1997, the 1992 Incentive Stock Option Plan and the 1994 Nonemployee Director Stock Option Plan were both amended and restated in the form of the 1997 Equity Incentive Plan, which was approved by the Company's stockholders in May of 1997. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates that range from five to ten years from the date of grant. Under the 1997 Equity Incentive Plan, there are 1,075,000 shares of common stock authorized to be granted, of which 497,999 remain available for future grants.

     Statement of Financial Accounting Standards No. 123 ("SFAS 123")

     SFAS 123, "Accounting for Stock-Based Compensation," defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), provided that pro forma disclosures are made of net income and net income per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 2000, 1999 and 1998, using an acceptable option pricing model and the following weighted average assumptions:

                                    2000             1999              1998
                                --------------   ---------------   -------------
   Risk-free interest rate          6.4%              4.8%             5.4%
   Expected lives                   4.0 years         4.0 years        4.0 years
   Expected volatility             97.2%             82.2%            68.0%
   Expected dividend yield            0%                0%               0%


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

     The total fair value of options granted was computed to be approximately $153,705, $260,900 and $2,211,800 for the years ended December 31, 2000, 1999 and 1998, respectively. These amounts are amortized on a straight-line basis over the vesting periods of the options. Pro forma stock-based compensation (including the effects of its Employee Stock Purchase Plan), net of the effect of forfeitures, was $311,459, $597,200 and $520,200 for 2000, 1999 and 1998,
respectively.

     If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net (loss) income and pro forma net
(loss) income per common share would have been reported as follows:

                                                                                    Year Ended December 31,
                                                                            2000              1999             1998
                                                                       --------------    --------------     -----------
              Net (loss) income:
                 As reported                                            $(2,010,610)      $(2,718,108)       $1,385,756
                 Pro forma                                              $(2,322,069)      $(3,315,308)         $865,556

              Pro forma basic earnings per common share:

                 As reported                                              $(.50)             $(.96)             $.50
                 Pro forma                                                $(.58)             $(1.17)            $.31

              Pro forma diluted earnings per common share:

                 As reported                                              $(.50)             $(.96)             $.49
                 Pro forma                                                $(.58)             $(1.17)            $.31


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

     A summary of stock option activity for the years ended December 31, 2000, 1999 and 1998 is as follows:

                                                    2000                       1999                       1998
                                         ---------------------------------------------------------------------------------
                                                         Weighted                    Weighted                   Weighted
                                                          Average                     Average                    Average
                                                         Exercise                    Exercise                   Exercise
                                             Options       Price        Options        Price       Options        Price
                                         -----------     --------     ----------     --------      ----------    --------

Outstanding at beginning of year            540,334         $6.66        540,625       $6.94        349,115       $5.62
Granted                                     127,500         $1.59        102,500        $4.27       490,000       $7.41
Cancelled                                  (313,583)        $5.62       (83,291)        $6.49      (241,375)      $7.07
Exercised                                      -             -          (19,500)        $2.72       (57,115)      $2.50
                                         -----------     --------     ----------     --------      ----------    --------

Outstanding at end of year                  354,251         $5.75        540,334        $6.66       540,625       $6.94
                                         ===========     ========     ==========     ========      ==========    ========

Exercisable at end of year                  212,376         $7.22        262,962        $7.04       178,462       $6.16
                                         ===========     ========     ==========     ========      ==========    ========

     The weighted average fair values and weighted average exercise prices of options granted are as follows:


                                For the Year Ended           For the Year Ended              For the Year Ended
                                December 31, 2000            December 31, 1999               December 31, 1998
                         ---------------------------------------------------------------------------------------------
                                      Fair   Exercise                Fair   Exercise                Fair   Exercise
                           Number    Value     Price      Number    Value     Price      Number    Value     Price
                         ---------------------------------------------------------------------------------------------
Exercise Price

Less than market
         Price             47,500    $1.14    $1.33      20,000     $2.90    $3.72      197,500    $4.83     $6.91
Equal to market price      80,000    $1.24    $1.75      82,500     $2.62    $4.19      280,500    $4.36     $7.83
Greater than market
         Price                 -        -        -           -         -        -        12,000    $0.13     $5.44
                         ---------  ------   -------    --------   -------  -------    --------   -------   ------
         Total            127,500    $1.21    $1.59     102,500     $2.67    $4.10      490,000    $4.51     $7.41
                         =========  ======   =======    ========   =======  =======    ========   =======   ======


     The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2000:


                                        Options Outstanding                                           Options Exercisable
                  ----------------------------------------------------------------          ---------------------------------------
                         Number of              Weighted
                           Options              Average                                             Number
  Range of              Outstanding at          Remaining             Weighted                   Exercisable at          Weighted
  Exercise               December 31,        Contractual Life         Average                   December 31,             Average
   Prices                    2000                in Years           Exercise Price                   2000            Exercise Price
------------           ---------------       ----------------       --------------              ---------------      --------------
$1.33 - 2.00               89,750                 9.14                  $1.54                       4,500                  $2.00
$3.72 - 4.19               36,000                 8.09                  $4.01                      19,875                  $3.91
$5.31 - 7.63               78,501                 6.67                  $6.83                      71,251                  $6.90
$7.88 - 7.92               83,000                 6.84                  $7.88                      58,250                  $7.88
$8.00 - 9.63               67,000                 6.34                  $8.42                      58,500                  $8.46
                         ----------              ------               ---------                  ----------             ---------
                          354,251                 7.42                  $5.75                     212,376                  $7.22
                         ==========              ======               =========                  ==========             =========

     Employee Stock Purchase Plan

     During 1998, the Company adopted an Employee Stock Purchase Plan ("ESPP") which was approved by the Company's stockholders in May of 1998. The Company is authorized to issue up to 175,000 shares under the ESPP. The initial offering under the ESPP was January 1, 1998 and ended June 30, 1998. Subsequent offerings begin on the first day following each previous offering ("Offering Date") and end six months from the offering date ("Purchase Date"). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company's common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 42,561, 24,538 and 23,068 shares of the Company's stock were purchased during the years ended December 31, 2000, 1999 and 1998, respectively.

     The pro forma net income calculation above reflects $29,124 and $29,200 and $46,800 in compensation expense associated with the ESPP for 2000, 1999 and 1998, respectively. The compensation expense represents the fair value of the employees' purchase rights which was estimated using an acceptable pricing model with the following weighted average assumptions:



                                                        Year Ended  December 31,

                                              2000                1999               1998
                                          --------------     ---------------    --------------
       Risk-free interest rate                 6.3%               4.5%              5.24%
       Expected lives                          0.5 year           0.5 year          0.5 year
       Expected volatility                   149.3%             131.0%             71.0%
       Expected dividend yield                   0%                 0%                0%


     401(k) Plan

     The Company offers a contributory 401(k) plan (the "Plan") to its employees. The Company made matching contributions to the Plan at 50% of the employees' contribution for the first 8% of the employees' compensation for 2000, 1999 and 1998. Total Company contributions were $169,535, $185,747 and $158,890 for the years ended December 31, 2000, 1999 and 1998, respectively.

(6)  INCOME TAXES

     The components of the (benefit) provision for income taxes are as follows:

                                                                      2000                  1999                1998
                                                                  --------------        ------------        -----------
              Current -- Federal                                  $     -               $(1,061,660)        $  662,000
              Current - State                                           -                  (158,640)            85,079

              Deferred - Federal                                        -                    57,680            107,280
              Deferred - State                                          -                     8,620             12,620

              Tax effect of deduction for exercised stock
                 options credited to paid-in capital                    -                  -                    20,021
                                                                  --------------        -----------         ----------
              Income tax (benefit) provision                      $     -               $(1,154,000)        $  887,000
                                                                  ==============        ============        ==========


     The Company's deferred tax assets and liabilities at December 31, 2000 and 1999 consist of the following:

                                                        2000            1999
                                                     ----------     ----------
    Deferred tax assets-
       Federal net operating loss carry-forward      $1,332,000      $ 270,000
       Federal AMT tax credit carry-forward             169,000        102,000
       State net operating loss carry-forward           414,000        248,000
       Inventory                                         15,500         14,000
       Allowance for doubtful accounts                   50,500         43,700
       Repair reserve                                    31,500         59,600
       Vacation accrual                                 121,500         43,100
       Accrual for unbilled services                      4,000          3,900
       Other                                               -            29,100
                                                     ----------     ----------
                                                      2,138,000        813,400

    Deferred tax liability-
       Depreciation                                  (1,085,500)      (556,400)
       Other                                            (20,500)          -
    Valuation allowance                              (1,032,000)      (257,000)
                                                     ----------     ----------
                 Net deferred tax assets             $     -        $     -
                                                     ==========     ==========

    Net current deferred tax assets                  $  261,000     $  189,000
    Net long-term deferred tax assets                   771,000         68,000
    Valuation allowance                              (1,032,000)      (257,000)
                                                     ----------     ----------
                                                     $     -        $     -
                                                     ==========     ==========


     A reconciliation of the Company's income tax provision (benefit) computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:

                                                                2000             1999               1998
                                                            ------------      ------------       ----------
      Federal income tax at statutory rate                  $ (683,600)      $(1,316,500)         $772,700
      State tax items, net                                     (99,500)           (3,800)           93,400
      Nondeductible expenses                                     8,100             4,300            20,900
      Federal tax net operating loss in excess
              of book net operating loss                          -             (121,000)             -
      Federal AMT tax credit carry-forward -
              not recognized                                      -               26,000              -
      Change in valuation allowance                            775,000           257,000              -
                                                            ------------      ------------       ----------
      (Benefit) provision for income taxes                  $     -           $(1,154,000)        $887,000
                                                            ============      ===========        ==========

     The income tax receivable of $1,360,000 outstanding at December 31, 1999, related to Federal and State tax refunds due to the Company as a result of its 1999 tax loss carryback. The refunds were received during 2000. The available tax loss carrybacks were fully utilized in 1999 and, were therefore, not available for any of the 2000 tax loss. The Company has $4,092,000 in NOL carryforwards that expire through 2020.

(7)  CAPITAL LEASE

     In February 1996, the Company entered into an agreement to lease a phone system. The lease has been capitalized using an implicit interest rate of 8.25%. Future minimum lease payments under the lease as of December 31, 2000 totaled $3,394.

(8)  RECEIVABLE FROM RELATED PARTY

     In connection with the acquisition of Spin Forge, the Company advanced $280,000 to the seller. Prior to the acquisition, Spin Forge was owned and controlled by an individual and his spouse. Later in 1998, this individual was named President and CEO of the Company and served in that capacity until his resignation in the third quarter of 2000. The advance was made to allow the seller to retire certain debt that was outstanding on land and buildings that the Company currently leases from the seller and on which the Company holds a purchase option as discussed in Note 2. The Company also agreed to make additional advances to the seller in connection with future principal payments that the seller was required to make to satisfy debt obligations relating to the property. The Company made additional advances totaling $74,588 during 1999, bringing the balance outstanding to $354,588 as of December 31, 1999. No additional advances were made during 2000. The outstanding balance was paid in full during the first quarter of 2000. The Company's promissory note from the seller, which was to mature on January 1, 2002, earned no interest, was secured by a pledge of 50,000 shares of the Company's common stock held by the seller and was personally guaranteed by the seller's two owners.

(9)  BUSINESS SEGMENTS

     The Company is organized in the following two segments: the Explosive Metalworking Group ("Explosive Manufacturing") and the Aerospace Group ("Aerospace"). Explosive Manufacturing uses explosives to perform metal cladding and shock synthesis. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning industries. Aerospace machines, forms and welds parts for the commercial aircraft, aerospace and defense industries.

     The accounting policies of both segments are the same as those described in the summary of significant accounting policies.

     The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.

     Aerospace was formed in 1998 as a result of the Company's acquisitions of AMK, Spin Forge and PMP during the year ended December 31, 1998. Explosive Manufacturing was the Company's only segment prior to 1998. Segment information is presented for the years ended December 31, 2000, 1999 and 1998 as follows:



                                                                       Explosive
                                                                     Manufacturing        Aerospace           Total
                                                                    --------------      ------------       ------------
As of and for the year ended December 31, 2000:

Net sales                                                              $16,965,677       $10,896,904       $27,862,581
                                                                        ==========        ==========        ==========
Depreciation and amortization                                          $   820,953       $   799,257       $ 1,620,210
                                                                        ==========        ==========        ==========

Income (loss) from operations                                          $    82,149       $(1,148,262)      $(1,066,113)
    Unallocated amounts:
    Other income                                                                                               198,290
    Interest expense                                                                                        (1,094,181)
    Interest income                                                                                             31,505
                                                                                                            -----------
       Consolidated loss before income taxes and extraordinary item                                        $(1,930,499)
                                                                                                            ===========

Segment assets                                                         $14,488,880       $12,539,505       $27,028,385
                                                                        ==========        ==========

Assets not allocated to segments:
    Cash                                                                                                       186,530
    Prepaid expenses and other                                                                                 193,966
    Other long-term corporate assets                                                                           258,574
                                                                                                            ----------
       Consolidated total assets                                                                           $27,667,455
                                                                                                            ==========

Capital expenditures                                                   $   483,443       $    86,780       $   570,223
                                                                        ==========        ==========        ==========

                                                                       Explosive
                                                                     Manufacturing        Aerospace           Total
                                                                    --------------      ------------        -----------

As of and for the year ended December 31, 1999:

Net sales                                                              $17,014,639      $ 12,116,650       $29,131,289
                                                                        ==========       ===========        ==========
Depreciation and amortization                                          $   785,958      $    728,145       $ 1,514,103
                                                                        ==========       ===========        ==========

Segment (loss) income from operations                                  $(3,437,118)     $    862,323       $(2,574,795)
Corporate non-recurring charge                                                                                (322,098)
                                                                                                            ----------
Loss from operations                                                                                       $(2,896,893)
Unallocated amounts:
    Other income                                                                                                14,784
    Interest expense                                                                                        (1,009,911)
    Interest income                                                                                             19,912
                                                                                                            ----------
       Consolidated loss before income taxes                                                               $(3,872,108)
                                                                                                            ===========

Segment assets                                                         $15,250,163      $ 12,561,020       $27,811,183
                                                                        ==========       ===========

Assets not allocated to segments:
    Prepaid expenses and other                                                                                 151,609
    Income tax receivable                                                                                    1,360,000
    Other long-term corporate assets                                                                           764,526
                                                                                                            ----------
       Consolidated total assets                                                                           $30,087,318
                                                                                                            ==========

Capital expenditures                                                   $ 5,244,292      $    189,813       $ 5,434,105
                                                                        ==========       ===========        ==========

                                                                       Explosive
                                                                     Manufacturing        Aerospace           Total
                                                                    --------------      ------------       ------------

As of and for the year ended December 31, 1998:

Net sales                                                              $29,727,273      $  8,484,778       $ 38,212,051
                                                                        ==========       ============        ==========
Depreciation and amortization                                          $   861,769      $    233,227       $  1,094,996
                                                                        ==========       ============        ==========

Income from operations                                                 $ 1,252,618      $  1,283,338       $  2,535,956
Unallocated amounts:
    Other income                                                                                                  8,921
    Interest expense                                                                                           (283,706)
    Interest income                                                                                              11,585
                                                                                                             ----------
       Consolidated income before income taxes                                                             $  2,272,756
                                                                                                             ==========

Segment assets                                                         $18,086,015      $ 13,428,751       $ 31,514,766
                                                                       ===========       ===========
Assets not allocated to segments:
    Prepaid expenses and other                                                                                  214,776
    Income tax receivable                                                                                       499,932
    Current deferred tax asset                                                                                  224,800
    Other long-term corporate assets                                                                            747,304
                                                                                                             ----------
       Consolidated total assets                                                                           $ 33,201,578
                                                                                                             ==========

Capital expenditures                                                   $ 2,442,041      $    372,774       $  2,814,815
                                                                        ==========       ===========         ==========


     Capital expenditures for the Explosive Manufacturing segment included $336,347, $5,082,680 and $1,853,723 of costs incurred related to the construction of the Company's new manufacturing facility and the acquisition of related manufacturing equipment during the years ended December 31, 2000, 1999 and 1998, respectively.

     All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                                  For the years ended December 31,
                                                  --------------------------------
                                              2000                1999              1998
                                         ---------------    ---------------    -------------
United States                              $25,115,688        $26,563,764        $32,478,791
Canada 986,508                               1,516,580          3,818,968
Australia                                        9,600            149,626             38,428
Mexico 300,537                                 449,405            305,398
South Korea                                  1,022,285             11,390               -
Other foreign countries                        427,963            440,524          1,570,466
                                           -----------        -----------        -----------
Total consolidated net sales               $27,862,581        $29,131,289        $38,212,051
                                           ===========        ===========        ===========

     All of the Company's sales are made in U.S. dollars and as a result the Company is not exposed to foreign exchange risks.

     During the years ended December 31, 2000 and December 31, 1998, no one customer accounted for more than 10% of total net sales. During the year ended December 31, 1999, sales to one customer represented approximately $2,968,000 (10%) of total net sales.

(10) COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under noncancelable operating leases are as follows:

             Year ended December 31-
                2001                                         $   596,206
                2002                                             369,069
                2003                                             337,863
                2004                                             237,673
                2005                                             139,339
                Thereafter                                        49,880
                                                            ------------
                                                              $1,730,030

     Total rental expense included in operations was $885,726, $843,690 and $713,731 in the years ended December 31, 2000, 1999 and 1998, respectively.

     In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

(11) STOCKHOLDERS' EQUITY

     The Company's authorized capital consists of 15,000,000 shares of common stock, $.05 par value, of which 4,990,331 shares are outstanding as of December 31, 2000 and 4,000,000 shares of preferred stock, $.05 par value, of which no shares are issued and outstanding.

     On January 8, 1999, the Board of Directors of the Company declared a dividend of one preferred share purchase right for each outstanding share of common stock of the Company to record holders of common stock at the close of business on January 15, 1999. The rights were exercisable following the occurrence of certain specified events and each right would have entitled the holder, within certain limitations, to purchase one one-hundredth of a share of Series A Junior Participating Preferred Stock for $22.50 subject to certain anti-dilution adjustments. If a person or group were to have acquired 15 percent of the Company's common stock, every other holder of a right would have been entitled to buy at the right's then-exercise price a number of shares of the Company's common stock having a value of twice such exercise price. After the threshold was crossed, the rights would have become non-redeemable, except that, prior to the time a person or group acquired 50% or more of the common stock, the rights other than those held by such person or group could be exchanged at a ratio of one share of common stock for each right. In the event of certain extraordinary transactions, including mergers, the rights entitle holders to buy at the right's then-exercise price equity in the acquiring company having a value of twice such exercise price. The rights did not have any voting rights nor were they entitled to dividends. The rights were redeemed by the Company at $.001 each on June 20, 2000.

(12) SUBSEQUENT EVENTS

     On March 15, 2000, the Company announced that it has reached an agreement to acquire 100% of the stock of Nobelclad Europe S.A. ( "Nobelclad") and Nitro Metall Aktiebolag ("Nitro Metall") from Nobel Explosifs France ("NEF"). Nobelclad and Nitro Metall operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined revenues of approximately $10.5 million during the year ended December 31, 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, which owns 55% of the Company's common stock.

     The acquisition, which is expected to close in the third quarter of 2001, is subject to the customary due diligence reviews and the finalization of a definitive stock purchase agreement. The purchase price of approximately $5.4 million will be financed through a $4.0 million intercompany note agreement between the Company and SNPE and the assumption of approximately $1.4 million in third party bank debt associated with Nobelclad's planned acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobelclad stock.


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     Directors

     Mr. Bernard Hueber. Mr. Hueber, age 59, has served as director of the Company and has been Chairman of the Board of the Company since June 2000. His current term as director will expire at the annual meeting of stockholders in 2003. Mr. Hueber also currently serves as the Chairman of the Board and Chief Executive Officer of Nobel Explosifs France, a company engaged in the manufacture and sale of commercial explosives for industrial applications and the explosive cladding business, a position he has held since 1990.

     Mr. Gerard Munera. Mr. Munera has served as a director of the Company since September 2000, and his current term will expire at the annual meeting of stockholders in 2003. From October 1996 to the present, Mr. Munera, age 65, has been chairman and CEO of Synergex, a personally controlled holding company, with majority participation in Arcadia (a manufacturer of low rise curtain walls, store fronts and office partitions) and in Estancia El Olmo, a large cattle ranch, as well as minority participation in other companies, particularly in the gold mining and high technology industries. Between 1990 and 1991, Mr. Munera was Senior Vice President Corporate Planning and Development and a member of the Executive Committee of RTZ plc. Between 1991 and 1994, Mr. Munera was President of Minorco (USA), a diversified $1.5 billion natural resources group. From 1994 to October 1996, Mr. Munera was Chairman and CEO of Latin American Gold Inc., a gold exploration and mining company.

     Mr. Michel Philippe. Mr. Philippe, age 57, has served as director of the Company since June 2000, and his current term will expire at the annual meeting of stockholders in 2002. Mr. Philippe is currently Corporate Senior Vice President of Financial and Legal affairs of Groupe SNPE, a position he has held since 1990.

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

     Mr. Bernard Fontana. Mr. Fontana, age 40, has served as a director of the Company since June 2000 and was President and Chief Executive Officer of the Company from June 2000 to November 2000. Mr. Fontana's current term as director will expire at the annual meeting of stockholders in 2001. Mr. Fontana has been Executive Vice President of the Fine Chemicals division of Groupe SNPE since January 2001. Mr. Fontana has also been Vice President of Groupe SNPE, North America since September 1999 and President of SNPE, Inc. since November 1999. Mr. Fontana was Vice President of Strategy and Business Development of the Chemicals division of Groupe SNPE from June 1998 to September 1999, General Manager of SNPE Chimie from September 1996 to June 1998 and General Manager, Bergerac N.C., a business unit of Groupe SNPE, from 1992 to September 15, 1996.

     Mr. Bernard Riviere. Mr. Riviere, age 61, has served as director of the Company since June 2000, and his current term will expire at the annual meeting of stockholders in 2002. Mr. Riviere is currently Senior Vice President and CEO of Groupe SNPE, a position he has held since September 1999. Mr. Riviere was Senior Vice President of the Chemicals division of Groupe SNPE from April 1996 to September 1999 and Senior Vice President of Business Development for Groupe SNPE from September 1994 to April 1996.

     Mr. Dean K. Allen. Mr. Allen, age 65, has served the Company as a director since July 1993, and his current term will expire at the annual meeting of stockholders in 2002. In January 2001, Mr. Allen retired as President of Parsons Europe, Middle East and South Africa, a position he had held since February 1996. Mr. Allen was Vice President and General Manager of Raytheon Engineers and Constructors, Europe, from February 1994 to December 1995.

     Executive Officers

     The following individuals serve as executive officers of the Company. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board.


       Name                               Position                                          Age
Mr. Yvon Pierre Cariou      President and Chief Executive Officer                           55
Mr. Richard A. Santa        Vice President, Chief Financial Officer and Secretary           50
Mr. John G. Banker.         Vice President, Marketing and Sales, Clad Metal                 54
                            Products Division


     Mr. Yvon Pierre Cariou. Mr. Cariou has served as President and Chief Executive Officer since November 2000. From March 2000 to November 2000, Mr. Cariou was a consultant who performed research and development projects for the oil industry and market research for a start-up company. From November 1998 to March 2000, Mr. Cariou was President and Chief Executive Officer of Astrocosmos Metallurgical Inc., a division of Groupe Carbone Lorraine of France, involved in the design and fabrication of process equipment for the chemical and pharmaceutical industries. From September 1993 to September 1998, Mr. Cariou was a Partner and Vice President Sales and Marketing of Hydrodyne/FPI Inc. From January 1991 to September 1993, Mr. Cariou was President of MAINCO Corp. and ESCO Corp., manufacturing divisions of Nu-Swift, a public company based in the United Kingdom.

     Mr. Richard A. Santa. Mr. Santa has served as Vice President, Chief Financial Officer and Secretary of the Company since October 1996 and served as interim Chief Financial Officer from August 1996 to October 1996. Prior to joining the Company in August 1996, Mr. Santa was Corporate Controller of Scott Sports Group Inc. from September 1993 to April 1996. From April 1996 to August 1996, Mr. Santa was a private investor. From June 1992 to August 1993, Mr. Santa was Chief Financial Officer of Scott USA, a sports equipment manufacturer and distributor. Earlier in his career, Mr. Santa was a senior manager with Price Waterhouse, where he was employed for ten years.

     Mr. John G. Banker. Mr. Banker has served as Vice President, Marketing and Sales, Clad Metal Products Division since June 2000. From June 1996 to June 2000, Mr. Banker was President of CLAD Metal Products, Inc. From June 1977 to June 1996, Mr. Banker was employed by the Company in various technical, sales and management positions, holding the position of Senior Vice President, Sales and New Business Development from June 1991 to July 1995.

ITEM 11.  Executive Compensation

     SUMMARY OF COMPENSATION

     The following table shows compensation awarded or paid to, or earned by, the Company's executive officers (the "Named Executive Officers") during the fiscal years ended December 31, 2000, 1999 and 1998:

                           Summary Compensation Table

                                                     Annual Compensation                    Long-Term
                                       ------------------------------------------------   Compensation
                                                                                             Awards
                                                                                         ----------------
     Name and Principal        Fiscal                                  Other Annual                         All Other
          Position              Year    Salary ($)      Bonus ($)    Compensation ($)(1)   Options (#)    Compensation ($)
---------------------------    -----    ----------      ---------    -------------------   -----------    ----------------
Yvon Pierre Cariou.........    2000       23,130         10,000              -                  -                -
  President and
  Chief Executive Officer (2)
------------------------------ ------- -------------- -------------- ------------------- ---------------- -----------------
Richard A. Santa...........    2000       157,037        16,500              -               10,000           6,537(3)
 Vice President, Chief         1999       136,930           -                -               10,000           6,021(4)
  Financial Officer and        1998       124,730        30,000              -               40,000           6,305(5)
  Secretary
------------------------------ ------- -------------- -------------- ------------------- ---------------- -----------------
John G. Banker.............    2000       65,866         10,000              -                  -             1,528(7)
  Vice President,
   Sales and Marketing (6)

------------------------------ ------- -------------- -------------- ------------------- ---------------- -----------------
Joseph P. Allwein..........    2000       136,107           -                -               20,000          6,290(9)
  President and                1999       209,167           -            51,701(10)          40,000          5,379(11)
  Chief Executive Officer (8)  1998       127,381        75,000              -               62,500          5,966(12)
------------------------------ ------- -------------- -------------- ------------------- ---------------- -----------------

(1) Except as disclosed in this column, the amount of perquisites provided to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of total salary and bonus for each fiscal year.

(2)  Mr. Cariou joined the Company in November 2000.

(3)  Includes  $1,287  of  life  insurance   premiums  and  $5,250  of  matching
     contributions under the 401(k) plan.

(4)  Includes  $1,021  of  life  insurance   premiums  and  $5,000  of  matching
     contributions under the 401(k) plan.

(5)  Includes  $1,305  of  life  insurance   premiums  and  $5,000  of  matching
     contributions under the 401(k) plan.

(6)  Mr. Banker joined the Company in June 2000.

(7)  Includes $1,528 of life insurance premiums.

(8) Mr. Allwein joined the Company in March 1998 and terminated employment with the Company in August 2000.

(9)  Includes  $1,040  of  life  insurance   premiums  and  $5,250  of  matching
     contributions under the 401(k) plan.

(10) Includes $42,817 for the cost of a Company-provided apartment and $8,884 for the cost of a Company-provided automobile.

(11) Includes  $1,212  of  life  insurance   premiums  and  $4,167  of  matching
     contributions under the 401(k) plan.

(12) Includes   $995  of  life   insurance   premiums  and  $4,971  of  matching
     contributions under the 401(k) plan.

                             STOCK OPTION EXERCISES

     The Company grants options to its executive officers under its 1997 Equity Incentive Plan (the "1997 Plan"). As of March 15, 2001, options to purchase a total of 475,750 shares were outstanding under the 1997 Plan and options to purchase 376,500 shares remained available for grant thereunder.

     The following table shows for the fiscal year ended December 31, 2000, certain information regarding options exercised by, and held at year-end by, the Named Executive Officers:

        Option Exercises in Fiscal 2000 and Fiscal Year-End Option Values

                                                                      Number of
                                                                     Securities             Value of
                                                                     Underlying            Unexercised
                                                                     Unexercised          In-the-Money
                                                                     Options at            Options at
                                                                   December 31, 2000   December 31, 2000 (1)
                                                                   -----------------   ---------------------
                                    Shares Acquired      Value       Exercisable/          Exercisable/
       Name                         on Exercise (#)  Realized ($)    Unexercisable         Unexercisable
------------------                 ----------------  ------------  -----------------   ---------------------
Yvon Pierre Cariou.............            -               -             -/-                   -/-
Richard A. Santa...............            -               -        55,000/30,000              -/-
John. G. Banker................            -               -             -/-                   -/-
-------------------

(1) i.e., value of options for which the fair market value of the Company's Common Stock at December 31, 2000 ($1.00) exceeds the exercise price.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of DMC's common stock as of March 21, 2001 by: (i) each person or group known by DMC to be the beneficial owner of more than 5% of DMC's common stock, (ii) each director of DMC; (iii) each executive officer; and (iv) all executive officers and directors of DMC as a group.

                                                                                        Beneficial
                                                                                       Ownership (1)

                                                                                Number         Percent
Name and Address of Beneficial Owner (2)                                        Of Shares      of Total
------------------------------------                                            ---------      --------
SNPE Inc.
   100 College Road East
   Princeton, NJ 08540 (3).................................................      2,763,491       55.38%
Mr. Yvon Pierre Cariou.....................................................              -            *
Mr. Richard A. Santa (4)...................................................         67,033        1.33%
Mr. John G. Banker ........................................................          6,010            *
Mr. Bernard Hueber (5).....................................................              -            *
Mr. Dean K. Allen (4)......................................................         32,000            *
Mr. Bernard Fontana .......................................................              -            *
Mr. George W. Morgenthaler (4).............................................        102,778         2.05
Dr. Gerard Munera..........................................................              -            *
Mr. Michel Philippe........................................................              -            *
Mr. Bernard Riviere .......................................................              -            *
All executive officers and directors as a group (7 persons) (5)............        207,821        4.08%
----------
*Less than 1%



(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, DMC believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 4,990,331 shares outstanding on March 15, 2001 adjusted as required by rules promulgated by the SEC.

(2) Unless otherwise indicated, the address of each beneficial owner is c/o Dynamic Materials Corporation, 551 Aspen Ridge Drive, Lafayette, Colorado 80026.

(3) The information reported is based solely on information contained in the Form 4 filed by each of SNPE, Inc., SOFIGEXI, and SNPE. Each reported that it had shared voting and investment power and beneficial ownership of 2,763,491 shares.

(4) Amounts reported include shares subject to stock options exercisable within 60 days of March 15, 2001 as follows: Mr. Santa, 66,250 shares; Mr. Allen, 20,000 shares; and Mr. Morgenthaler, 20,000 shares. Shares of common stock subject to options that are exercisable within 60 days of March 15, 2001 are deemed to be beneficially owned by the person holding those options for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing any other person's percentage ownership.

(5) The amount reported includes 106,250 shares subject to stock options exercisable within 60 days of March 15, 2001. The applicable percentage is based on 5,096,581 shares outstanding, which includes shares subject to stock options exercisable within 60 days.

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

     To DMC's knowledge, based solely on a review of the copies of such reports furnished to DMC and written representations that no other reports were required, during the fiscal year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except that a Form 3 was filed late by Gerard Munera relative to his being named a director of DMC.

ITEM 13.  Certain Relationships and Related Transactions

     In connection with the acquisition of Spin Forge, the Company advanced $280,000 to the seller. Prior to the acquisition, Spin Forge was owned and controlled by Joe Allwein and his spouse. Later in 1998, Mr. Allwein was named President and CEO of the Company and served in that capacity until his resignation in the third quarter of 2000. The advance was made to allow the seller to retire certain debt that was outstanding on land and buildings that the Company currently leases from the seller and on which the Company holds a purchase option as discussed in Note 2. The Company also agreed to make additional advances to the seller in connection with future principal payments that the seller was required to make to satisfy debt obligations relating to the property. The Company made additional advances totaling $74,588 during 1999, bringing the balance outstanding to $354,588 as of December 31, 1999. No additional advances were made during 2000. The outstanding balance was paid in full during the first quarter of 2000.

     On March 16, 2001, the Company announced that it has reached agreement to acquire 100% of the stock of Nobleclad Europe S.A. ("Nobleclad") and Nitro Metall Aktiebolag ("Nitro Metall") from Nobel Explosifs France ("NEF"). Nobelclad and Nitro Metall operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined revenues of approximately $10.5 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The acquisition is expected to close in the third quarter of 2001. The purchase price of approximately $5.4 million will be financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.4 million in third party bank debt associated with Nobleclad's planned acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobleclad stock.

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

    10.1 Employment Agreement between Company and Richard Santa dated October 21, 1996 (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

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

    10.25 Stock Purchase Agreement, dated January 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on January 31,
               2000).

    10.26 Agreement and Amendment to Operating Lease, dated as of February 1, 2000 between the Company and Spin Forge, LLC (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

    10.27 Letter Agreement, dated February 1, 2000 terminating a Loan Agreement between the Company and Spin Forge, LLC, which Loan Agreement was dated as of March 18, 1998 (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

    10.28 Second Amendment to Deferral and Waiver Agreement, dated as of March 27, 2000, between Company and Key Bank National Association (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

    10.29      Form  of  Directors   and  Officers   Indemnification   Agreement
               (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

    10.30 Stock Purchase Agreement, dated as of January 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on May 9, 2000).

    10.31 Amendment Number One to Stock Purchase Agreement, dated as of April 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 10-Q filed with the Commission on May 12, 2000).

    10.32 Third Amendment to Deferral and Waiver Agreement, dated as of May 2, 2000, between the Company and Keybank National Association (incorporated by reference to the Company's Form 10-Q filed with the Commission on May 12, 2000).

    10.33 Registration Rights Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.34 First Amendment to Rights Agreement, dated as of June 13, 2000, between the Company and Harris Trust & Savings Bank (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.35 Credit Facility and Security Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.36 Convertible Subordinated Note, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.37 First Amendment to Reimbursement Agreement, dated as of June 14, 2000, between the Company and Keybank National Association (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.38 Personal Services Agreement, dated as of June 16, 2000, between the Company and John G. Banker (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

     27        Financial Data Schedule

    99.1       Press Release dated March 16, 2001


     (b)  Reports on Form 8-K

     The Company filed a report on Form 8-K dated November 22, 2000, reporting under Item 5 that the Company issued a press release with regard to the election of Yvon Pierre Cariou to the position of President and Chief Executive Officer of the Company, and the resignation of Bernard Fontana from that Position.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               DYNAMIC MATERIALS CORPORATION

March 28, 2001                 By:    /s/  Richard A. Santa
                                     ----------------------
                                     Richard A. Santa
                                     Vice President and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                                               DATE
/s/  Yvon Pierre Cariou               President and Chief Executive Officer                               March 28, 2001
--------------------------------      (Principal Executive Officer)
Yvon Pierre Cariou

/s/  Richard A. Santa                 Vice President and Chief Financial Officer                          March 28, 2001
--------------------------------      (Principal Financial and Accounting Officer)
Richard A. Santa

/s/  Bernard Hueber                   Chairman and Director                                               March 28, 2001
--------------------------------
Bernard Hueber

/s/  Dean K. Allen                    Director                                                            March 28, 2001
--------------------------------
Dean K. Allen

/s/  Bernard Fontana                  Director                                                            March 28, 2001
--------------------------------
Bernard Fontana

/s/  George W. Morgenthaler           Director                                                            March 28, 2001
--------------------------------
George W. Morgenthaler

/s/  Gerard Munera                    Director                                                            March 28, 2001
--------------------------------
Gerard Munera

/s/  Michel Philippe                  Director                                                            March 28, 2001
--------------------------------
Michel Philippe

/s/  Bernard Riviere                  Director                                                            March 28, 2001
--------------------------------
Bernard Riviere

                          DYNAMIC MATERIALS CORPORATION
                              INDEX TO SCHEDULE II

                             AS OF DECEMBER 31, 2000

                                                                          PAGE
Report of Independent Public Accountants....................................63
Schedule II (a).............................................................64
Schedule II (b).............................................................64

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Dynamic Materials Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the financial statements of Dynamic Materials Corporation included in this Form 10-K and have issued our report thereon dated February 28, 2001. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed in the index of financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                          ARTHUR ANDERSEN LLP


Denver, Colorado
February 28, 2001


DYNAMIC MATERIALS CORPORATION
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                 Balance at         Additions         Accounts                            Balance at
                                 beginning         Charged to        receivable          Other              end of
                                 of period           income         written off       Adjustments           period
Year ended -

December 31, 1998                 $  150,000       $   78,732      $    (3,732)      $     -               $  225,000

December 31, 1999                 $  225,000       $   24,698      $  (137,698)      $     -               $  112,000

December 31, 2000                 $  112,000       $   45,756       $  (27,756)      $     -               $  130,000




DYNAMIC MATERIALS CORPORATION
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
REPAIR RESERVE

                                                     Balance at        Additions                           Balance at
                                                     beginning         charged to        Repairs             end of
                                                     of period           income          Allowed             period
Year ended -

December 31, 1998                                      $  150,000      $    30,582        $  (55,582)       $  125,000

December 31, 1999                                      $  125,000      $    80,296        $  (52,296)       $  153,000

December 31, 2000                                      $  153,000      $    50,526        $(123,526)        $   80,000