Form 10-K/A
period 2000-12-31
DYNAMIC MATERIALS CORP
filed 2001-03-30
CIK 34067

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    Form 10-K/A

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

                                     PART II
ITEM 8. Financial Statements

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

                                           ARTHUR ANDERSEN LLP



Denver, Colorado
February 28, 2001

(Except with respect to the matter
 discussed in Note 12, as to which the
 date is March 15, 2001)

                          DYNAMIC MATERIALS CORPORATION

                                 BALANCE SHEETS

                        AS OF DECEMBER 31, 2000 AND 1999

                                        ASSETS                                                 2000               1999
                                        ------                                         -------------------- ----------------
CURRENT ASSETS:
     Cash and cash equivalents                                                              $186,530
     Accounts receivable, net of allowance for doubtful accounts of $130,000 and
     $112,000, respectively                                                                4,632,123           3,816,879
     Inventories                                                                           3,881,155           3,410,828
     Prepaid expenses and other                                                              258,493             310,477
     Income tax receivable                                                                      -              1,360,000
                                                                                        --------------      --------------
              Total current assets                                                         8,958,301           8,898,184
                                                                                        --------------      --------------

PROPERTY, PLANT AND EQUIPMENT                                                             17,769,509          18,867,796
     Less- Accumulated depreciation                                                       (4,492,850)         (4,538,838)
                                                                                        --------------      ---------------
     Property, plant and equipment--net                                                   13,276,659          14,328,958
                                                                                        --------------      ---------------
CONSTRUCTION IN PROCESS                                                                         -                389,795

RESTRICTED CASH AND INVESTMENTS                                                              179,394             424,312

RECEIVABLE FROM RELATED PARTY                                                                   -                354,588

INTANGIBLE ASSETS, net of accumulated amortization of $1,094,870 and $786,077,
respectively                                                                               4,992,750           5,281,543

OTHER ASSETS, net                                                                            260,351             409,938
                                                                                        --------------      ---------------
                                                                                         $27,667,455         $30,087,318
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

                               DYNAMIC MATERIALS CORPORATION

March 30, 2001                 By:    /s/  Richard A. Santa
                                     ----------------------
                                     Richard A. Santa
                                     Vice President and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                                               DATE
/s/  Yvon Pierre Cariou               President and Chief Executive Officer                               March 30, 2001
--------------------------------      (Principal Executive Officer)
Yvon Pierre Cariou

/s/  Richard A. Santa                 Vice President and Chief Financial Officer                          March 30, 2001
--------------------------------      (Principal Financial and Accounting Officer)
Richard A. Santa

/s/  Bernard Hueber                   Chairman and Director                                               March 30, 2001
--------------------------------
Bernard Hueber

/s/  Dean K. Allen                    Director                                                            March 30, 2001
--------------------------------
Dean K. Allen

/s/  Bernard Fontana                  Director                                                            March 30, 2001
--------------------------------
Bernard Fontana

/s/  George W. Morgenthaler           Director                                                            March 30, 2001
--------------------------------
George W. Morgenthaler

/s/  Gerard Munera                    Director                                                            March 30, 2001
--------------------------------
Gerard Munera

/s/  Michel Philippe                  Director                                                            March 30, 2001
--------------------------------
Michel Philippe

/s/  Bernard Riviere                  Director                                                            March 30, 2001
--------------------------------
Bernard Riviere