Form 10-Q
period 2001-03-31
DYNAMIC MATERIALS CORP
filed 2001-05-14
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

(Mark One)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

/   / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
      1934 FOR THE TRANSITION PERIOD FROM TO              .

                          Commission file number 0-8328

                                ---------------

                          DYNAMIC MATERIALS CORPORATION
             (Exact name of Registrant as Specified in its Charter)

                Delaware                                  84-0608431
         (State of Incorporation                       (I.R.S. Employer
             or Organization)                         Identification No.)

                    5405 Spine Road, Boulder, Colorado 80301
          (Address of principal executive offices, including zip code)

                                 (303) 665-5700
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes / X /    No /   /

     The number of shares of Common Stock outstanding was 4,990,331 as of April 30, 2001.

ITEM 1. Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (unaudited)



                                                                                March 31,             December 31,
                          ASSETS                                                  2001                   2000
                          ------                                             ----------------       ----------------


CURRENT ASSETS:
    Cash and cash equivalents                                                    $    -              $     186,530
    Accounts receivable, net of allowance for doubtful
       accounts of $140,000 and $130,000, respectively                               4,516,646           4,632,123
    Inventories                                                                      4,394,249           3,881,155
    Prepaid expenses and other                                                         393,318             258,493
                                                                                 -------------       -------------
              Total current assets                                                   9,304,213           8,958,301
                                                                                 -------------       -------------
PROPERTY, PLANT AND EQUIPMENT                                                       17,987,965          17,769,509
    Less- Accumulated depreciation                                                  (4,833,680)         (4,492,850)
                                                                                 -------------       -------------
              Property, plant and equipment-net                                     13,154,285          13,276,659
                                                                                 -------------       -------------

RESTRICTED CASH AND INVESTMENTS                                                        179,394             179,394

INTANGIBLE ASSETS, net of accumulated amortization
    of $1,171,280 and $1,094,870, respectively                                       4,916,340           4,992,750

OTHER ASSETS-net                                                                       302,255             260,351
                                                                                 -------------       -------------
       TOTAL ASSETS                                                               $ 27,856,487        $ 27,667,455
                                                                                 =============       =============


                   See Notes to Condensed Financial Statements



                                                                                March 31,             December 31,
           LIABILITIES AND STOCKHOLDERS' EQUITY                                   2001                   2000
           ------------------------------------                              ----------------       ----------------


CURRENT LIABILITIES:
    Bank overdraft                                                                $     98,098        $     -
    Accounts payable                                                                 2,058,888           2,051,301
    Accrued expenses                                                                 1,131,362           1,275,579
    Current maturities on long-term debt                                             4,795,000             725,000
    Current portion of capital lease obligation                                         -                    3,394
                                                                                 -------------       -------------
              Total current liabilities                                              8,083,348           4,055,274

LONG-TERM DEBT                                                                       6,285,000          10,230,000

DEFERRED GAIN                                                                           73,744              77,887
                                                                                 -------------       -------------
              Total liabilities                                                     14,442,092          14,363,161
                                                                                 -------------       -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.05 par value;
       4,000,000 shares authorized: no issued and
       outstanding shares                                                               -                   -
    Common stock, $.05 par value; 15,000,000 shares
       authorized;  4,990,331 shares issued and
       outstanding as of both dates                                                    249,517             249,517
    Additional paid-in capital                                                      12,262,109          12,262,109
    Retained earnings                                                                  902,769             792,668
                                                                                 -------------       -------------
                                                                                    13,414,395          13,304,294
                                                                                 -------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                 $ 27,856,487        $ 27,667,455
                                                                                 =============       =============


                   See Notes to Condensed Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)



                                                                             For the three months
                                                                                ended March 31,
                                                                          2001                   2000
                                                                   ----------------       ----------------


NET SALES                                                              $  6,938,168         $ 6,386,623

COST OF PRODUCTS SOLD                                                     5,544,457           5,551,787
                                                                    ---------------      --------------
              Gross profit                                                1,393,711             834,836
                                                                    ---------------      --------------
COSTS AND EXPENSES:
    General and administrative expenses                                     760,201             867,531
    Selling expenses                                                        359,227             367,029
                                                                    ---------------      --------------
                                                                          1,119,428           1,234,560
                                                                    ---------------      --------------
INCOME (LOSS) FROM OPERATIONS                                               274,283            (399,724)

OTHER INCOME (EXPENSE):
    Gain on sale of property and other income                                   555             185,610
    Interest expense, net                                                  (164,737)           (362,697)
                                                                    ---------------      --------------
              Income (loss) before income taxes                             110,101            (576,811)

INCOME TAX PROVISION                                                        -                  -
                                                                    ---------------      --------------

NET INCOME (LOSS)                                                      $    110,101         $  (576,811)
                                                                    ===============      ==============

NET INCOME (LOSS) PER SHARE
              Basic                                                    $       0.02         $     (0.20)
                                                                    ===============      ==============
              Diluted                                                  $       0.02         $     (0.20)
                                                                    ===============      ==============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING

              Basic                                                       4,990,331           2,842,429
                                                                    ===============      ==============
              Diluted                                                     4,990,331           2,842,429
                                                                    ===============      ==============


                   See Notes to Condensed Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

                                   (unaudited)




                                                     Common Stock         Additional
                                                     ------------           Paid-In         Retained
                                              Shares         Amount         Capital         Earnings
                                            ----------    ------------   ------------      ------------




Balances, December 31, 2000                4,990,331      $ 249,517      $ 12,262,109      $    792,668


    Net income                                -             -                 -                 110,101
                                        ------------   ------------   ---------------    --------------
Balances, March 31, 2001                   4,990,331      $ 249,517      $ 12,262,109      $    902,769
                                        ============   ============   ===============    ==============


                   See Notes to Condensed Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)


                                                                             For the three months
                                                                                ended March 31,
                                                                          2001                   2000
                                                                   ----------------       ----------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $   110,101      $   (576,811)
    Adjustments to reconcile net income (loss)
       to net cash from operating activities-
          Depreciation                                                      340,830           296,339
          Amortization                                                       76,410            80,231
          Amortization of deferred gain                                      (4,143)           (8,382)
          Amortization of deferred compensation                               -                 4,219
          Gain on sale of property, plant and equipment                       -              (185,570)
          Change in -
              Accounts receivable, net                                      115,477          (490,118)
              Inventories                                                  (513,094)       (1,242,550)
              Prepaid expenses and other                                   (134,825)          (49,976)
              Income tax receivable                                           -                33,238
              Accounts payable                                                7,587           439,385
              Accrued expenses                                             (144,217)          (17,495)
                                                                      -------------     -------------
              Net cash flows from operating activities                     (145,874)       (1,717,490)
                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Release of restricted cash and investments                                -                87,493
    Cash paid in connection with the construction
       of the Pennsylvania facility                                           -              (228,836)
    Acquisition of property, plant and equipment                           (218,456)          (55,035)
    Proceeds from repayment of loan to related party                          -               354,588
    Change in other non-current assets                                      (41,904)         (203,415)
    Proceeds from sale of property, plant and equipment                       -               940,036
                                                                      -------------     -------------
              Net cash flows from investing activities                     (260,360)          894,831
                                                                      -------------     -------------




                   See Notes to Condensed Financial Statements


                                                                               For the three months
                                                                                  ended March 31,
                                                                          2001                     2000
                                                                   ----------------         ----------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on bank line of credit, net                                  -                     455,000
    Borrowings on SNPE, Inc. line of credit                                 300,000               -
    Payment on industrial development revenue bonds                        (175,000)             (165,000)
    Payments on capital lease obligation                                     (3,394)               (8,559)
    Bank overdraft                                                           98,098               541,218
                                                                     --------------         -------------
              Net cash flows from financing activities                      219,704               822,659
                                                                     --------------         -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (186,530)              -

CASH AND CASH EQUIVALENTS, beginning of the period                          186,530               -
                                                                     --------------         -------------
CASH AND CASH EQUIVALENTS, end of the period                         $      -               $     -
                                                                     ==============         =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

       Cash paid during the period for-
          Interest                                                   $      150,770         $     305,657
                                                                     ==============         =============
          Income taxes                                               $      -               $     -
                                                                     ==============         =============


                   See Notes to Condensed Financial Statements

                          DYNAMIC MATERIALS CORPORATION

                     NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

     The information included in the Condensed Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000.

2. NEW ACCOUNTING PRINCIPLE

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

3. INVENTORIES

     This caption on the Condensed Balance Sheet includes the following:

                                March 31,            December 31,
                                  2001                  2000
                             ----------------      ---------------

 Raw Materials                 $   1,110,701        $     950,632
 Work-in-Process                   3,231,520            2,878,802
 Supplies                             52,028               51,721
                               -------------        -------------

                               $   4,394,249        $   3,881,155
                               =============        =============

4. LONG-TERM DEBT

     Long-term debt consists of the following at March 31, 2001 and December 31, 2000:

                                              March 31,         December 31,
                                                 2001               2000
                                            ---------------   ---------------

  Line of credit, SNPE, Inc.                  $  4,050,000      $  3,750,000
  Convertible subordinated note, SNPE, Inc.      1,200,000         1,200,000
  Industrial development revenue bonds           5,830,000         6,005,000
                                            ---------------   ---------------
  Total long-term debt                           11,080,000       10,955,000
  Less current maturities                        (4,795,000)        (725,000)
                                            ---------------   ---------------
                                              $   6,285,000     $ 10,230,000
                                            ===============   ===============

Loan Covenants and Restrictions

     The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. As of March 31, 2001, the Company is in compliance with all financial covenants and other provisions of its debt agreements.

5. INCOME TAXES

     No tax provision has been recorded for the quarter ended March 31, 2001 as any provision necessary would be offset by the recognition of tax benefits not recorded on fiscal year 2000 losses. The Company did not record tax benefits for either the quarter ended March 31, 2000 or the year ended December 31, 2000, since it had utilized all of its tax loss carry-backs in 1999 and the Company's financial position and near-term operations outlook made the future realization of tax benefits associated with tax loss carry-forwards uncertain.

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

     The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 2001 and 2000 as follows:



                                                                 Explosive
                                                               Manufacturing          Aerospace            Total
                                                               -------------       ---------------      -----------


For the three months ended March 31, 2001:

Net sales                                                        $  4,168,837       $  2,769,331       $ 6,938,168
                                                                  ===========        ============       ==========
Depreciation and amortization                                    $    209,737       $     207,503      $   417,240
                                                                  ===========        ============       ==========

Income (loss) from operations                                    $    305,303       $     (31,020)     $   274,283
Unallocated amounts:
    Other income                                                                                               555
    Interest expense, net                                                                                 (164,737)
                                                                                                       -----------
       Total income before income taxes                                                                $   110,101
                                                                                                        ==========



                                                                 Explosive
                                                               Manufacturing          Aerospace            Total
                                                               -------------       ---------------      -----------
For the three months ended March 31, 2000:

Net sales                                                         $ 3,305,345       $  3,081,278       $ 6,386,623
                                                                  ===========        ============       ==========
Depreciation and amortization                                     $   163,539       $     213,031      $   376,570
                                                                  ===========        ============       ==========

Loss from operations                                              $  (388,437)      $     (11,287)     $  (399,724)
Unallocated amounts:
    Other income                                                                                           185,610
    Interest expense, net                                                                                 (362,697)
                                                                                                        ----------
       Total loss before income taxes                                                                  $  (576,811)
                                                                                                        ==========


     All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                                     For the three months
                                                        ended March 31,
                                                -----------------------------
                                                    2001              2000
                                                ------------       ----------

              United States                      $6,315,260        $5,624,234
              Canada                                325,567           202,957
              Australia                             204,212             -
              South Korea                            10,139           380,244
              Other foreign countries                82,990           179,188
                                               ------------      ------------
                    Total net sales              $6,938,168        $6,386,623
                                               ============      ============


     During the three month periods ended March 31, 2001 and March 31, 2000, no single customer accounted for more than 10% of total net sales.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in explosive metalworking and, through its Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds. The Company performs metal cladding using its proprietary technologies. The Company's revenues from its explosive metalworking businesses, as a proportion of total Company revenues, have declined in the past two years as a result of a significant slowdown in global market demand for explosion bonded clad metal products and the 1998 acquisitions of AMK Welding ("AMK"), Spin Forge and Precision Machined Products ("PMP"). The Company's Aerospace Group was formed from these three acquisitions and accounted for 22%, 42% and 39% of the Company's 1998, 1999 and 2000 revenues, respectively.

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

     On March 16, 2001, the Company announced that it has reached agreement to acquire 100% of the stock of Nobleclad Europe S.A. ("Nobleclad") and Nitro Metall Aktiebolag ("Nitro Metall") from Nobel Explosifs France ("NEF"). Nobelclad and Nitro Metall operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined unaudited revenues of approximately $10.5 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The acquisition is expected to close in the third quarter of 2001. The purchase price of approximately $5.4 million will be financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.4 million in third party bank debt associated with Nobleclad's planned acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobleclad stock.

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

Quarter Ended March 31, 2001 Compared to March 31, 2000

     The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                                  Percentage of Net Sales
                                                Three Months Ended March 31,

                                                        2001          2000
                                                        ----          ----

        Net sales                                      100.0         100.0
        Cost of products sold Manufactured              79.9          86.9
                                                       -----         -----
        Gross margin                                    20.1          13.1
        General & administrative                        11.0          13.6

        Selling expenses                                 5.2           5.7



        Income (loss) from operations                    4.0          (6.3)
        Interest expense                                 2.4           5.7
        Net income (loss)                                1.6          (9.0)

     Net Sales. Net sales for the quarter ended March 31, 2001 increased 8.6% to $6,938,168 from $6,386,623 in the first quarter of 2000. The Company's Aerospace Group, which was formed in 1998 as a result of the acquisitions of AMK, Spin Forge and PMP, contributed $2,769,331 (39.9% of total sales) to 2001 first quarter sales versus sales of $3,081,278 (48.2% of total sales) in the first quarter of 2000. Sales by the Company's Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased 26.1% from $3,305,345 in the first quarter of 2000 to $4,168,837 in the first quarter of 2001. The increase in Explosive Metalworking Group sales reflects what management believes is an increase in global market demand for clad metal as supported by first quarter 2001 new order bookings that were at their highest quarterly level in more than two years.

     Gross Profit. The Company's gross profit for the quarter ended March 31, 2001 increased by 66.9% to $1,393,711 from $834,836 in the first quarter of 2000. The gross profit margin for the quarter ended March 31, 2001 was 20.1%, representing a 53.4% increase from the gross profit margin of 13.1% for the first quarter of 2000. The gross profit margin for the Company's Explosive Metalworking Group increased from 7.8% in the first quarter of 2000 to 23.0% in the first quarter of 2001. The increase in the gross profit margin for the Explosive Metalworking Group is due to improvements in product pricing and a more favorable absorption of fixed manufacturing overhead cost into cost of products sold as a result of the 26.1% increase in Explosive Metalworking Group net sales. The gross profit margin for the Aerospace Group was 15.7% for the quarter ended March 31, 2001 as compared to 18.8% in the first quarter of 2000. This decrease relates principally to product mix differences between the two quarters and unfavorable absorption of fixed manufacturing expenses into cost of products sold at Spin Forge due to year-to-year sales decreases at this location.

     General and Administrative. General and administrative expenses for the quarter ended March 31, 2001 decreased 12.4% to $760,201 from $867,531 in the first quarter of 2000. The decrease in general and administrative expenses is largely due to reductions in salaries, payroll taxes and benefits as well as reductions in legal expenses. General and administrative expenses as a percentage of net sales decreased from 13.6% in the first quarter of 2000 to 11.0% for the quarter ended March 31, 2001.

     Selling Expenses. Selling expenses decreased by 2.1% to $359,227 for the quarter ended March 31, 2001 from $367,029 in the first quarter of 2000. Due to the 8.6% increase in sales, selling expenses as a percentage of net sales decreased from 5.7% in the first quarter of 2000 to 5.2% for the quarter ended March 31, 2001.

     Income/Loss from Operations. Income from operations for the quarter ended March 31, 2001 totaled $274,283, a $674,007 increase from the $399,724 operating loss reported in the first quarter of 2000. This increase reflects a gross profit increase of $558,875 primarily associated with increased sales and improved margins related to the Company's Explosive Metalworking Group as well as reductions in operating expenses totaling $115,132. Income from operations for the Explosive Metalworking Group increased by $693,740 from a loss of $388,437 for the first quarter of 2000 to income from operations of $305,303 for the first quarter of 2001. The increase in income from operations for the Explosive Metalworking Group is due primarily to improvements in pricing and the favorable absorption of fixed manufacturing overhead costs into costs of products sold that resulted from the 26.1% increase in Explosive Metalworking Group net sales. Income from operations for the Aerospace Group declined by $19,733 from a loss of $11,287 for the first quarter of 2000 to a loss from operations of $31,020 for the first quarter of 2001. This decrease relates principally to product mix differences between the two quarters and unfavorable absorption of fixed manufacturing expenses into cost of products sold at Spin Forge due to the year-to-year sales decrease at this location.

     Interest Expense. Interest expense decreased to $164,737 for the quarter ended March 31, 2001 from $362,697 in the first quarter of 2000. This decrease resulted from the reduction in revolving credit debt that was made possible by the equity invested in the Company by SNPE, Inc. on June 14, 2000.

     Income Tax Provision. No tax provision has been recorded for the quarter ended March 31, 2001 as any provision necessary would be offset by the recognition of tax benefits not recorded on year 2000 losses. The Company did not record tax benefits for either the quarter ended March 31, 2000 or the year ended December 31, 2000, since it had utilized all of its tax loss carry-backs in 1999 and the Company's financial position and near-term operations outlook made the future realization of tax benefits associated with tax loss carry-forwards uncertain.

Liquidity and Capital Resources

     Historically, the Company has obtained most of its operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating losses the Company incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both the revolving credit facility that was then in effect and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under the Company's industrial revenue development bonds (the "Bonds") used to finance the construction of its manufacturing facilities in Pennsylvania. On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement (the "Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE that bears interest at the Federal Funds Rate plus 1.5% and may be increased to a maximum of $4,500,000 in total borrowings subject to certain approvals by SNPE (as of March 31, 2001, $4,050,000 was drawn and outstanding under this facility). Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled the Company to repay all outstanding borrowings under its bank revolving credit facility on which the Company had been in default since September 30, 1999. The bank revolving credit facility was terminated on June 14, 2000. As a result of the SNPE debt and equity infusion, the Company was also able to restructure financial covenants under the reimbursement agreement with its bank relating to the industrial development revenue bonds and is currently in full compliance with all provisions of its debt agreements. The three-year bank letter of credit that supports the Company's industrial development revenue bonds expires in September 2001. Company management believes that the Company will be able to obtain a replacement letter of credit arrangement on terms similar to those of the existing letter of credit and underlying reimbursement agreement.

     The Company believes that its cash flow from operations and funds available under its credit facility with SNPE, or a replacement credit facility with a third party financial institution, will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of its current business operations for the foreseeable future. SNPE has agreed to extend its credit facility, which was originally callable upon 90 days' notice and had an original maturity date of June 30, 2001, to March 31, 2002. Management of the Company intends to replace the SNPE credit facility with a new third party credit facility during the last half of 2001 or the early part of 2002 and believes that the Company's strengthened balance sheet and improving operating results will enable the Company to secure such third party financing on reasonable terms. Until the Company is able to secure such third party financing on reasonable terms, it will continue to rely on the financial support of SNPE. Company management believes that it will be able to negotiate an increase in the

SNPE credit facility during 2001 if the Company's working capital requirements increase as a result of the anticipated sales growth during the year. A significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the SNPE credit facility or a replacement facility could negatively affect the Company's ability to meet its future cash requirements.

Highlights from the Statement of Cash Flows for the Quarter Ended March 31, 2001

     Net cash used in operations for the quarter ended March 31, 2001 was $145,874. Significant sources included net income of $110,101 and depreciation and amortization of $413,097. These sources were more than offset by negative changes in working capital totaling $669,072.

     Cash used in investing activities totaled $260,360 and was comprised of acquisitions of property, plant and equipment of $218,456 and increases in other assets of $41,904.

     Net cash flows from financing activities totaled $219,704. Significant sources included borrowings on the SNPE, Inc. line of credit of $300,000 and a bank overdraft of $98,098. Uses of cash included a payment on the industrial development revenue bonds of $175,000.

Highlights from the Statement of Cash Flows for the Quarter Ended March 31, 2000

     Net cash used in operating activities for the quarter ended March 31, 2000 was $1,717,490. Significant uses included a net loss of $576,811, a gain on the sale of property, plant and equipment of $185,570 and a negative change in working capital totaling $1,327,516. These uses were partly offset by depreciation and amortization totaling $372,407.

         Net cash flows from investing activities totaled $894,831 for the quarter ended March 31, 2000. Significant sources included $940,036 in proceeds from the sale of property, plant and equipment, $354,588 in proceeds from the receipt of payment on a loan to a related party and $87,493 from the release of restricted cash and investments. Significant uses, partly offseting the sources, included $228,836 paid in connection with the construction of the Pennsylvania facility, $55,035 of property, plant and equipment acquisitions and an increase of $203,415 in other non-current assets.

         Net cash flows from financing activities were $822,659 and included borrowings on the bank line of credit for $455,000 and a bank overdraft of $541,218. Uses of cash included a payment on the industrial development revenue bonds of $165,000.

Forward-Looking Statements

     Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and its businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at the Company's facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which, may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     There have been no events that materially effect the Company's quantitative and qualitative disclosure about market risk as reported in the December 31, 2000 Form 10-K.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None

Item 2.  Changes in Securities and Use of Proceeds

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.

         (a)      Reports on Form 8-K

         None.

         (b)      Exhibits

         27       Financial Data Schedule

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        DYNAMIC MATERIALS CORPORATION
                                 (Registrant)


Date: May 14, 2001
                        Richard A. Santa, Vice President and
                        Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)