Form 10-Q
period 2001-06-30
DYNAMIC MATERIALS CORP
filed 2001-08-14
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

                          Commission file number 0-8328


                              --------------------

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

     The number of shares of Common Stock outstanding was 5,016,125 as of July 31, 2001.

ITEM 1.  Financial Statements


                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (unaudited)


                                                                                    June 30,            December 31,
             ASSETS                                                                  2001                  2000
             ------                                                                 --------            ------------


CURRENT ASSETS:
    Cash and cash equivalents                                                    $     -             $     186,530
    Accounts receivable, net of allowance for doubtful
       accounts of $154,000 and $130,000, respectively                               5,857,930           4,632,123
    Inventories                                                                      4,964,072           3,881,155
    Prepaid expenses and other                                                         379,231             258,493
                                                                                 -------------       -------------
              Total current assets                                                  11,201,233           8,958,301
                                                                                 -------------       -------------
PROPERTY, PLANT AND EQUIPMENT                                                       18,501,624          17,769,509
    Less- Accumulated depreciation                                                  (5,166,443)         (4,492,850)
                                                                                 -------------       -------------
              Property, plant and equipment-net                                     13,335,181          13,276,659
                                                                                 -------------       -------------

RESTRICTED CASH AND INVESTMENTS                                                        179,394             179,394

INTANGIBLE ASSETS, net of accumulated amortization
    of $1,247,689 and $1,094,870, respectively                                       4,839,931           4,992,750

OTHER ASSETS-net                                                                       254,030             260,351
                                                                                 -------------       -------------
       TOTAL ASSETS                                                              $  29,809,769       $  27,667,455
                                                                                 =============       =============





                  See Notes to Condensed Financial Statements.


                          DYNAMIC MATERIALS CORPORATION

                            CONDENSED BALANCE SHEETS

                                   (unaudited)
                                  -------------


                                                                                    June 30,          December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  2001                2000
------------------------------------                                                --------          ------------



CURRENT LIABILITIES:
    Bank overdraft                                                               $     158,141       $        -
    Accounts payable                                                                 2,109,449           2,051,301
    Accrued expenses                                                                 1,501,286           1,275,579
    Current maturities on long-term debt                                             5,760,000             725,000
    Capital lease obligation                                                          -                      3,394
                                                                                 -------------       -------------
              Total current liabilities                                              9,528,876           4,055,274

LONG-TERM DEBT                                                                       6,090,000          10,230,000

DEFERRED GAIN                                                                           69,730              77,887
                                                                                 -------------       -------------
              Total liabilities                                                     15,688,606          14,363,161
                                                                                 -------------       -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.05 par value;
       4,000,000 shares authorized: no issued and
       outstanding shares                                                               -                   -
    Common stock, $.05 par value; 15,000,000 shares
       authorized;  5,016,125 and 4,990,331 shares issued
       and outstanding, respectively                                                   250,807             249,517
    Additional paid-in capital                                                      12,283,870          12,262,109
    Retained earnings                                                                1,586,486             792,668
                                                                                 -------------       -------------
                                                                                    14,121,163          13,304,294
                                                                                 -------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  29,809,769       $  27,667,455
                                                                                 =============       =============






                  See Notes to Condensed Financial Statements.


                          DYNAMIC MATERIALS CORPORATION

                       CONDENSED STATEMENTS OF OPERATIONS

                                   (unaudited)
                                  -------------

                                                                 Three months ended                Six months ended
                                                                      June 30,                         June 30,
                                                                2001          2000             2001             2000
                                                                ----          -----            ----             ----



NET SALES                                               $    8,454,286 $    8,320,483    $   15,392,455  $   14,707,107

COST OF PRODUCTS SOLD                                        6,215,213      7,256,318        11,759,672      12,808,108
                                                        -------------- --------------    --------------  --------------
              Gross profit                                   2,239,073      1,064,165         3,632,783       1,898,999
                                                        -------------- --------------    --------------  --------------
COSTS AND EXPENSES:
    General and administrative expenses                        931,838        909,210         1,692,040       1,776,741
    Selling expenses                                           457,462        422,401           816,689         789,430
                                                        -------------- --------------    --------------  --------------
                                                             1,389,300      1,331,611         2,508,729       2,566,171
                                                        -------------- --------------    --------------  --------------
INCOME (LOSS) FROM OPERATIONS                                  849,773       (267,446)        1,124,054        (667,172)

OTHER INCOME (EXPENSE):
    Other income                                                 1,824          1,857             2,276         187,417
    Interest expense                                          (172,542)      (342,436)         (340,421)       (705,132)
    Interest income                                              4,662          1,639             7,909           1,689
                                                        -------------- --------------    --------------  --------------
               Income (loss) before income
                 taxes                                         683,717       (606,386)          793,818      (1,183,198)

INCOME TAX PROVISION                                          -              -                 -               -
                                                        -------------- --------------    --------------  --------------
NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                         683,717       (606,386)          793,818      (1,183,198)

EXTRAORDINARY ITEM - LOSS FROM
    EXTINGUISHMENT OF DEBT                                     -              (80,111)         -                (80,111)
                                                        -------------- --------------    --------------  --------------
NET INCOME (LOSS)                                       $      683,717 $     (686,497)   $      793,818  $   (1,263,309)
                                                        ============== ==============    ==============  ==============

NET INCOME (LOSS) PER SHARE - BASIC
    AND DILUTED
    Income (loss) before extraordinary item             $         0.14 $        (0.19)   $         0.16  $        (0.39)
    Extraordinary item                                           -              (0.02)              -             (0.03)
                                                        -------------- --------------    --------------  --------------
    Net income (loss) per share                         $         0.14 $        (0.21)   $         0.16  $        (0.42)
                                                        ============== ==============    ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING - BASIC                                      4,990,592       3,213,258        4,990,462        3,027,844
                                                        ============== ==============    ==============  ==============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING - DILUTED                                    5,042,215       3,213,258        5,007,969        3,027,844
                                                        ============== ==============    ==============  ==============


                  See Notes to Condensed Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001

                                   (unaudited)
                                  -------------



                                                     Common Stock            Additional
                                                ---------------------          Paid-In           Retained
                                                Shares         Amount          Capital           Earnings
                                                ------         ------          -------           --------



Balances, December 31, 2000                  4,990,331      $ 249,517      $ 12,262,109      $    792,668

    Shares issued for stock option
       exercises                                 1,250             63             2,125          -

    Shares issued in connection
       with the employee stock
       purchase plan                            24,544          1,227            19,636          -

    Net income                                  -             -                 -                 793,818
                                          ------------   ------------   ---------------    --------------
Balances, June 30, 2001                      5,016,125      $ 250,807      $ 12,283,870      $  1,586,486
                                          ============   ============   ===============    ==============




                  See Notes to Condensed Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                  -------------



                                                                               For the six months
                                                                         -------------------------------
                                                                                 ended June 30,
                                                                         -------------------------------
                                                                            2001              2000
                                                                       --------------    ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                   $   793,818      $ (1,263,309)
    Adjustments to reconcile net income (loss)
       to net cash from operating activities-
          Depreciation                                                      674,707           634,219
          Amortization                                                      152,819           155,974
          Amortization of deferred gain on swap termination                  (8,157)          (46,650)
          Amortization of deferred compensation                              -                  8,438
          Gain on sale of property, plant and equipment                      -               (185,570)
          Change in -
              Accounts receivable, net                                   (1,225,807)         (851,808)
              Inventories                                                (1,082,917)         (201,389)
              Prepaid expenses and other                                   (120,738)          117,237
              Income tax receivable                                         -               1,360,000
              Accounts payable                                               58,148           (49,112)
              Accrued expenses                                              225,667          (144,198)
                                                                      -------------     -------------
              Net cash flows from operating activities                     (532,460)         (466,168)
                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Release of restricted cash and investments                              -                 255,008
    Cash paid in connection with the construction
       of the new facility                                                  -                (297,073)
    Acquisition of property, plant and equipment                           (733,187)         (143,666)
    Proceeds from repayment of loan to related party                        -                 354,588
    Change in other non-current assets                                        6,321           214,929
    Proceeds from sale of property, plant and equipment                     -                 940,036
                                                                       ------------     -------------
              Net cash flows from investing activities                     (726,866)        1,323,822
                                                                      -------------     -------------



                  See Notes to Condensed Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

                            STATEMENTS OF CASH FLOWS

                                   (unaudited)
                                  -------------


                                                                               For the six months
                                                                         ---------------------------
                                                                                 ended June 30,
                                                                         ----------------------------
                                                                            2001            2000
                                                                       -------------    -------------


CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on bank line of credit, net                         $       -            $    155,000
    Repayment on bank line of credit                                       -             (10,255,000)
    Payment on industrial development revenue bonds                     (355,000)           (335,000)
    Proceeds from issuance of common stock to SNPE, Inc.,
       net of issuance costs                                               -               5,233,682
    Borrowings on SNPE, Inc. line of credit                            1,250,000           3,500,000
    Borrowings on SNPE, Inc. convertible subordinated note                 -               1,200,000
    Payment of deferred financing costs                                    -                (116,384)
    Payments on capital lease obligation                                  (3,394)            (17,291)
    Net proceeds from issuance of common stock to employees               23,049              27,186
    Bank overdraft                                                       158,141                -
    Repayment of bank overdraft                                             -               (193,471)
                                                                   --------------       ------------
              Net cash flows from financing activities                 1,072,796            (801,271)
                                                                   --------------       ------------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                                    (186,530)             56,376

CASH AND CASH EQUIVALENTS, beginning of the period                       186,530                -
                                                                   --------------       ------------
CASH AND CASH EQUIVALENTS, end of the period                       $        -           $     56,376
                                                                   ==============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid during the period for-
          Interest, net of amounts capitalized                     $     301,004        $    603,277
                                                                   ==============       ============
          Income taxes                                             $         -          $        -
                                                                   ==============       ============




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

2. NEW ACCOUNTING PRINCIPLES

     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that companies recognize all derivatives as either assets or liabilities in the balance sheet at fair value. Under SFAS 133, accounting for changes in fair value of a derivative depends on its intended use and designation. SFAS 133 is effective for fiscal years beginning after June 15, 2000. The Company has implemented SFAS 133 effective January 1, 2001 with no impact.

     In June 2001, the FASB authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, APB Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.


     Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. Additionally, goodwill on equity method investments will no longer be amortized; however, it will continue to be tested for impairment in accordance with Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. Under SFAS No. 142 intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. Had the Company adopted SFAS No. 142 at January 1, 2001 the Company would not have recorded a goodwill amortization charge of $108,322 for the six month period ended June 30, 2001. The Company has not determined the impact that these Statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

3. INVENTORIES

     This caption on the Condensed Balance Sheet includes the following:

                                            June 30,           December 31,
                                              2001                 2000
                                       ---------------       --------------

     Raw Materials                     $       900,809       $      950,632
     Work-in-Process                         3,992,851            2,878,802
     Supplies                                   70,412               51,721
                                         -------------        -------------

                                         $   4,964,072        $   3,881,155
                                         =============        =============


4. LONG-TERM DEBT

     Long-term debt consists of the following at June 30, 2001 and December 31, 2000:

                                                    June 30,      December 31,
                                                      2001            2000
                                                 --------------   -------------

     Line of credit, SNPE, Inc.                    $ 5,000,000    $  3,750,000
     Convertible subordinated note, SNPE, Inc.       1,200,000       1,200,000
     Industrial development revenue bonds            5,650,000       6,005,000
                                                   -----------    ------------
     Total                                          11,850,000      10,955,000
     Less current maturities                       (5,760,000)       (725,000)
                                                   -----------    ------------
     Long-term portion                             $ 6,090,000    $ 10,230,000
                                                   ===========    ============

     As of August 31, 2001, the borrowing capacity on the line of credit with SNPE, Inc. is reduced to $4,500,000 and the Company will make the required principal payment in August to meet this requirement.

Loan Covenants and Restrictions

     The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. As of June 30, 2001, the Company is in compliance with all financial covenants and other provisions of its debt agreements.

5. INCOME TAXES

     No income tax provision has been recorded for the six months ended June 30, 2001, as available net operating loss carry-forwards exceed pretax earnings projected for the year ended December 31, 2001. If such carry-forwards are utilized, the associated valuation allowance would be reversed when the Company believes it is probable of realizing such tax loss carry-forwards. In addition, any projected alternative minimum tax ("AMT") payable would be offset by the recognition of deferred tax assets. The Company did not record tax benefits for either the six months ended June 30, 2000 or the year ended December 31, 2000, since it had utilized all of its tax loss carry-backs in 1999 and the Company's financial position and near-term operations outlook made the future realization of tax benefits associated with net operating loss carry-forwards uncertain.

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

     The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and six months ended June 30, 2001 and 2000 as follows:


                                      Explosive
                                    Manufacturing            Aerospace             Total
                                    -------------           -----------         -----------


For the three months
  ended June 30, 2001:

Net sales                            $ 5,244,442            $  3,209,844         $ 8,454,286
                                     ===========            ============         ===========

Depreciation and amortization        $   207,115            $    203,171         $   410,286
                                     ===========            ============         ===========

Income (loss) from operations        $   878,091            $    (28,318)        $   849,773
Unallocated amounts:
    Other income                                                                       1,824





(table cont)

    Interest expense, net                                                           (167,880)
                                                                                 -----------
       Consolidated income
          before income taxes
          and extraordinary items                                                $   683,717
                                                                                 ===========


                                      Explosive
                                    Manufacturing            Aerospace             Total
                                    -------------           -----------         -----------

For the three months
  ended June 30, 2000:
Net sales                            $ 5,377,273            $  2,943,210         $ 8,320,483
                                     ===========            ============         ===========
Depreciation and amortization        $   204,861            $    208,762         $   413,623
                                     ===========            ============         ===========

Loss from operations                 $   (67,063)           $   (200,383)        $  (267,446)
Unallocated amounts:
    Other income                                                                       1,857
    Interest expense, net                                                           (340,797)
                                                                                 -----------
       Consolidated loss
          before income taxes
          and extraordinary items                                                $  (606,386)
                                                                                 ===========



                                      Explosive
                                    Manufacturing            Aerospace             Total
                                    -------------           -----------         -----------

For the six months ended
  June 30, 2001:
Net sales                            $ 9,413,279            $  5,979,176         $15,392,455
                                     ===========            ============         ===========
Depreciation and amortization        $   416,851            $    410,675         $   827,526
                                     ===========            ============         ===========

Income (loss) from operations         $1,183,393            $    (59,339)        $ 1,124,054
Unallocated amounts:
    Other income                                                                       2,276
    Interest expense, net                                                           (332,512)
                                                                                 ===========

       Consolidated income
          before income taxes
          and extraordinary items                                                $   793,818
                                                                                 ===========



                                      Explosive
                                    Manufacturing            Aerospace             Total
                                    -------------           -----------         -----------

For the six months ended
   June 30, 2000:
Net sales                            $ 8,682,619             $ 6,024,488         $14,707,107
                                     ===========            ============         ===========
Depreciation and amortization        $   369,400             $   420,793         $   790,193
                                     ===========            ============         ===========

Loss from operations                 $  (455,501)            $  (211,671)        $  (667,172)
Unallocated amounts:
    Other income                                                                     187,417
    Interest expense, net                                                           (703,443)
                                                                                 -----------
       Consolidated loss before income taxes
          and extraordinary items                                                $(1,183,198)
                                                                                 ===========




     All of the Company's sales are shipped from domestic locations and all of the Company's assets are located within the United States. The following represents the Company's net sales based on the geographic location of the customer:

                                                   For the three months
                                                      ended June 30,
                                              -------------------------------
                                                   2001              2000
                                              --------------    -------------


    United States                              $7,561,056        $7,177,855
    Canada                                        652,661           298,225
    Australia                                      98,100           -
    South Korea                                    39,868           572,041
    Other foreign countries                       102,601           272,362
                                              -----------       -----------
          Total consolidated net sales         $8,454,286        $8,320,483
                                              ===========       ===========



                                                    For the six months
                                                      ended June 30,
                                              -------------------------------
                                                   2001              2000
                                              --------------    -------------

    United States                             $13,849,229       $12,802,090
    Canada                                        978,228           512,886
    Australia                                     302,312           -
    South Korea                                    50,007           952,285
    Other foreign countries                       212,679           439,846
                                              -----------       -----------
          Total consolidated net sales        $15,392,455       $14,707,107
                                              ===========       ===========



     During the three months and six months ended June 30, 2001 sales to no one customer accounted for more than 10% of total net sales. During the three months ended June 30, 2000, sales to one customer represented approximately $1,101,000 (13%) of total net sales and during the six months ended June 30, 2000, no one customer accounted for more than 10% of total net sales.

7. SUBSEQUENT EVENT

     On July 3, 2001, the Company completed its acquisition of more than 99.9% of the stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France

("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined unaudited revenues of approximately $10.7 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The purchase price of $4 million was financed by a note agreement between the Company and SNPE, Inc. Third party bank debt held by Nobelclad in the amount of
9.5 million French Francs (approximately $1.2 million as of July 3, 2001) also was assumed in the transaction.

     As a result of the Company and Nobelclad both being majority owned by Groupe SNPE, the acquisition will be accounted for as a reorganization of entities under common control. The acquisition was reported by the Company on a Form 8-K, filed July 16, 2001 and financial statements will be reported by the Company on a Form 8-K/A prior to September 14, 2001, which will include audited historical financial statements of Nobelclad and Nitro Metall and pro forma financial statements of the Company. The historical operating results of the Company will be restated to reflect the addition of the Nobelclad and Nitro Metall historical financial results back to June 2000, the period that Groupe SNPE acquired its majority ownership in the Company. In addition, the Company's prospective operating results will be reported and compared to the Company's restated operating results for the periods subsequent to June 2000. The purchase price of the acquisition will not be allocated to the net assets of Nobelclad and the net assets will be accounted for at historical net book value due to the entities being under common control. This will result in a deemed dividend being recorded in July 2001 to reflect the issuance of the debt to Groupe SNPE for the purchase of Nobelclad.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in explosive metalworking and, through its Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds. We perform metal cladding using our proprietary technologies. Our revenues from our explosive metalworking businesses, as a proportion of our total revenues, have declined in the past two years as a result of a significant slowdown in global market demand for explosion bonded clad metal products and the 1998 acquisitions of AMK Welding ("AMK"), Spin Forge and Precision Machined Products ("PMP"). Our Aerospace Group was formed from these three acquisitions and accounted for 22%, 42% and 39% of the Company's 1998, 1999 and 2000 revenues, respectively.

     Explosive Metalworking. Clad metal products are used in manufacturing processes or environments that involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, we fabricate clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, we have produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry. We believe that our clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes shock synthesis of synthetic diamonds.

     On July 3, 2001, we completed our acquisition of more than 99.9% of the stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined unaudited revenues of approximately $10.7 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of our common stock. The purchase price of $4 million was financed by a note agreement between the Company and SNPE, Inc. We also assumed third party bank debt held by Nobelclad in the amount of 9.5 million French Francs (approximately $1.2 million as of July 3, 2001) in the transaction.

     Aerospace Manufacturing. Products manufactured by the Aerospace Group are typically made from sheet metal and forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances. Metal machining and forming is accomplished through traditional technologies, including spinning, machining, rolling and hydraulic expansion. We also perform welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. Our forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Fabrication and assembly services are performed utilizing our close-tolerance machining, forming, welding, inspection and other special service capabilities. Our forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include tactical missile motor cases, titanium pressure tanks for launch vehicles, and complex, high precision component parts for satellites.

     In 2000, we experienced significant operating losses as a result of a significant decline in sales revenue and gross margin levels within our Aerospace Group. Our Explosive Metalworking Group generated a small operating income in 2000 after incurring significant operating losses in 1999. We also experienced, and we expect to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. We typically do not obtain long-term volume purchase contracts from our customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of our operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by our inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, we use numerous suppliers of alloys, steels and other materials for our operations. We typically bear a short-term risk of alloy, steel and other component price increases, which could adversely affect our gross profit margins. Although we will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on our business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

Three Months and Six Months Ended June 30, 2001 Compared to Three Months and Six Months Ended June 30, 2000

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:



                                                         Percentage of Net Sales
                                      Three Months Ended June 30,    Six Months Ended June 30,
                                         2001          2000               2001          2000
                                         ----          ----               ----          ----


Net sales                               100.0%       100.0%               100.0%        100.0%
Cost of products sold                    73.5%        87.2%                76.4%         87.1%
                                         -----        -----                -----         -----
Gross margin                             26.5%        12.8%                23.6%         12.9%
General & administrative                 11.0%        10.9%                11.0%         12.1%
Selling expenses                          5.4%         5.1%                 5.3%          5.4%
Income (loss) from operations            10.0%       (3.2%)                 7.3%        (4.5%)
Interest expense                          2.0%         5.1%                 2.2%          5.3%
Income tax provision                         -            -                    -             -
Net income (loss)                         8.1%       (8.3%)                 5.2%        (8.6%)



Net Sales. Net sales for the quarter ended June 30, 2001 increased by 1.6% to $8,454,286 from $8,320,483 in the second quarter of 2000. Our Aerospace Group contributed $3,209,844 (38.0% of total sales) to second quarter 2001 sales versus sales of $2,943,210 (35.4% of total sales) in the second quarter of 2000. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased by 2.5% from $5,377,273 in the second quarter of 2000 to $5,244,442 in the second quarter of 2001. For the six months ended June 30, 2001, net sales increased by 4.7% to $15,392,455 from $14,707,107 for the comparable period of 2000. Aerospace Group sales for the six months ended June 30, 2001 totaled $5,979,176 (38.8% of total sales), a decrease of 0.8% from sales of $6,024,488 (41.0% of total sales) reported for the comparable period of 2000. Sales by the Explosive Metalworking Group for the comparable six-month period increased by 8.4% from $8,682,619 in 2000 to $9,413,279 in 2001.

Gross Profit. Our gross profit for the quarter ended June 30, 2001 increased by 110.4% to $2,239,073 from $1,064,165 in the second quarter of 2000. For the six months ended June 30, 2001, gross profit increased 91.3% to $3,632,783 from $1,898,999 in the comparable period in 2000. The gross profit margin for the six months ended June 30, 2001 was 23.6%, representing a 83.0% increase from the gross profit margin of 12.9% for the first six months of 2000. The gross profit margin for the Explosive Metalworking Group increased from 12.0% in the second quarter of 2000 to 33.6% in the second quarter of 2001. For the comparable six-month periods, Explosive Metalworking gross margins increased from 10.4% in 2000 to 28.9% in 2001. The increase in gross profit margins for the Explosive Metalworking Group is attributable to improved market conditions, favorable changes in product mix and continual improvements in operating efficiencies at our new production facility in Mount Braddock, Pennsylvania. The gross profit margin for the Aerospace Group was 14.8% for the quarter ended June 30, 2001 as compared to 14.2% in the second quarter of 2000. For the comparable six-month periods, Aerospace Group gross margins decreased from 16.6% in 2000 to 15.2% in 2001. This decrease relates principally to product mix differences between the comparable periods and increases in manufacturing expenses at our PMP division.

General and Administrative. General and administrative expenses for the quarter ended June 30, 2001 increased by 2.5% to $931,838 from $909,210 in the second quarter of 2000. For the six months ended June 30, 2001, general and administrative expenses decreased by 4.8% to $1,692,040 from $1,776,741 in the comparable period of 2000. As a percentage of net sales, general and administrative expenses increased from 10.9% in the second quarter of 2000 to 11.0% for the quarter ended June 30, 2001 and decreased from 12.1% to 11.0% for the comparable six-month periods.

Selling Expense. Selling expenses increased by 8.3% to $457,462 for the quarter ended June 30, 2001 from $422,401 in the second quarter of 2000. For the six months ended June 30, 2001, selling expenses increased by 3.5% to $816,689 from $789,430 in the comparable period of 2000. Selling expenses for the three and six months ended June 30, 2001 include approximately $86,500 of accrued bonus expense associated with the Explosive Metalworking Group's strong second quarter financial performance. Selling expenses for the three and six months ended June 30, 2000 included $80,284 of non-recurring expenses associated with severance pay and other employee separation costs. Selling expenses as a percentage of net sales increased from 5.1% in the second quarter of 2000 to 5.4% for the quarter ended June 30, 2001 and increased from 5.3% for the six months ended June 30, 2000 to 5.4% for the comparable period of 2001.

Income (Loss ) from Operations. For the second quarter ended June 30, 2001, we reported $849,773 in income from operations compared to a $267,446 loss from operations for the second quarter of 2000. This improvement is a result of the 110.4% increase in gross profit discussed above. For the six months ended June 30, 2001, we reported operating income of $1,124,054 compared to an operating loss of $667,172 in the comparable period of 2000. This improvement is the result of the $1,733,784 increase in gross profit for the six months ended June 30, 2001 versus the comparable period of 2000.

For the quarter and six months ended June 30, 2001, our Explosive Metalworking Group reported income from operations of $878,091 and $1,183,393, respectively, as compared to operating losses of $67,063 and $455,501 for the respective comparable periods of 2000. For the quarter and six months ended June 30, 2001, our Aerospace Group reported a loss from operations of $28,318 and $59,339, respectively, as compared to a loss from operations of $200,383 and $211,671 for the comparable periods of 2000.

Interest Expense. Interest expense decreased to $172,542 for the quarter ended June 30, 2001 from $342,436 in the second quarter of 2000. For the six months ended June 30, 2001, interest expense decreased to $340,421 from $705,132 in the comparable period of 2000. These decreases resulted from the reduction in revolving credit debt that was made possible by the equity invested in us by SNPE, Inc. on June 14, 2000.

     Income Tax Benefit (Expense). No income tax provision has been recorded for the six months ended June 30, 2001, as available net operating loss carry-forwards exceed pretax earnings projected for the year ended December 31, 2001. If such carry-forwards are utilized, the associated valuation allowance would be reversed when the Company believes it is probable of realizing such tax loss carry-forwards. In addition, any projected alternative minimum tax ("AMT") payable would be offset by the recognition of deferred tax assets. The Company did not record tax benefits for either the six months ended June 30, 2000 or the year ended December 31, 2000, since it had utilized all of its tax loss carry-backs in 1999 and the Company's financial position and near-term operations outlook made the future realization of tax benefits associated with net operating loss carry-forwards uncertain.

Liquidity and Capital Resources

     Historically, we have obtained most of our operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating losses we incurred during 1999 and the first quarter of 2000, we violated certain financial covenants under both the revolving credit facility that was then in effect and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under our industrial revenue development bonds (the "Bonds") used to finance the construction of our manufacturing facilities in Pennsylvania. On June 14, 2000 our stockholders approved a Stock Purchase Agreement (the "Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of our common stock at a price of $2.75 per share thereby causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to us to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. We also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE that bears interest at the Federal Funds Rate plus 1.5% and may be increased to maximum borrowings of $5,500,000 until August 31, 2001, and $4,500,000 thereafter, subject to certain approvals by SNPE (as of June 30, 2001, $5,000,000 was drawn and outstanding under this facility but the Company intends to repay $500,000 in order to meet the reduced capacity requirement as of August 31, 2001). Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled us to repay all outstanding borrowings under our bank revolving credit facility on which we had been in default since September 30, 1999. The bank revolving credit facility was terminated on June 14, 2000. As a result of the SNPE debt and equity infusion, we were also able to restructure financial covenants under the reimbursement agreement with our bank relating to the industrial development revenue bonds and we are currently in full compliance with all provisions of our debt agreements. The three-year bank letter of credit that supports our industrial development revenue bonds expires in September 2001. We have obtained a verbal commitment for a replacement letter of credit arrangement on terms we believe to be more favorable than those of the existing letter of credit and underlying reimbursement agreement, and we are in the process of formalizing agreements with the bank.

     We believe that our cash flow from operations and funds available under our credit facility with SNPE, or a replacement credit facility with a third party financial institution, will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future. SNPE has agreed to extend its credit facility, which was originally callable upon 90 days' notice and had an original maturity date of June 30, 2001, to March 31, 2002. Management of the Company intends to replace the SNPE credit facility with a new third party credit facility during the last half of 2001 and believes that our strengthened balance sheet and improving operating results will enable us to secure such third party financing on reasonable terms. Until we are able to secure such third party financing on reasonable terms, we will continue to rely on the financial support of SNPE. A significant portion of our sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet our cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the SNPE credit facility or a replacement facility could negatively affect our ability to meet our future cash requirements.

Highlights from the Statement of Cash Flows for the Six Months Ended June 30,
2001

     Net cash used in operations for the six months ended June 30, 2001 was $532,460. Significant sources included net income of $793,818 and depreciation and amortization of $827,526. These sources were more than offset by negative changes in working capital totaling $2,145,647.

     Cash used in investing activities totaled $726,866 and was comprised primarily of acquisitions of property, plant and equipment aggregating $733,187.

     Net cash flows from financing activities totaled $1,072,796. The primary sources of cash were borrowings on the SNPE line of credit of $1,250,000 and a bank overdraft of $158,141. Uses of cash for financing activities included payments on the industrial development revenue bonds totaling $355,000.

Highlights from the Statement of Cash Flows for the Six Months Ended June 30,
2000

     Net cash used in operating activities for the six months ended June 30, 2000 was $466,168. Significant uses included a net loss of $1,263,309, a gain on the sale of property, plant and equipment of $185,570 and a negative change in working capital totaling $1,129,270. These uses were partly offset by the receipt of a $1,360,000 income tax refund and depreciation and amortization totaling $790,193.

     Net cash flows from investing activities totaled $1,323,822 for the six months ended June 30, 2000. Sources of cash included $940,036 in proceeds from the sale of property, plant and equipment, $354,588 in proceeds from the receipt of payment on a loan to a related party, $214,929 related to an increase in other non-current assets and $255,008 from the release of restricted cash and investments. Significant uses, partly offsetting the sources, included $297,073 paid in connection with the construction of our Pennsylvania facility and $143,666 of property, plant and equipment acquisitions.

     Net cash flows used in financing activities totaled $801,271. The primary uses were $10,255,000 for the repayment of the bank line of credit, $335,000 in repayments on the industrial development revenue bonds, $116,384 in payment of deferred financing costs and a $193,471 repayment of bank overdraft. The primary sources of cash include the proceeds from the issuance of common stock to SNPE (net of issuance costs) totaling $5,233,682, and borrowings on the SNPE line of credit and convertible subordinated note of $3,500,000 and $1,200,000, respectively.

Forward-Looking Statements

     Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements which, may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.


ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     There have been no events that materially effect our quantitative and qualitative disclosure about market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2000.

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


                                DYNAMIC MATERIALS CORPORATION
                                   (Registrant)


Date:    August 14, 2001        /s/ Richard A. Santa
                                ----------------------------------------
                                Richard A. Santa, Vice President and
                                Chief Financial Officer (Duly Authorized
                                Officer and Principal Financial and
                                Accounting Officer)