Form 10-Q
period 2001-09-30
DYNAMIC MATERIALS CORP
filed 2001-11-14
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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



     The number of shares of Common Stock outstanding was 5,016,125 as of October 31, 2001.

ITEM 1.  Financial Statements


                          DYNAMIC MATERIALS CORPORATION

          CONDENSED CONSOLIDATED BALANCE SHEETS (Restated - see Note 2)

                                   (unaudited)


                                                                                 September 30,          December 31
                                                                                     2001                   2000
                                                                                 -------------          -----------
             ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                     $  1,006,252       $     300,530
    Accounts receivable, net of allowance for doubtful
       accounts of $157,000 and $130,000, respectively                               8,332,642           7,453,123
    Inventories                                                                      6,676,692           6,261,155
    Prepaid expenses and other                                                         754,038             536,493
    Current deferred tax asset                                                        -                     10,000
                                                                                 -------------       -------------
              Total current assets                                                  16,769,624          14,561,301
                                                                                 -------------       -------------
PROPERTY, PLANT AND EQUIPMENT                                                       20,841,777          19,986,509
    Less- Accumulated depreciation                                                  (5,498,528)         (4,492,850)
                                                                                 -------------       -------------
              Property, plant and equipment, net                                    15,343,249          15,493,659
                                                                                 -------------       -------------

RESTRICTED CASH AND INVESTMENTS                                                        179,394             179,394

INTANGIBLE ASSETS, net of accumulated amortization
    of $1,317,439 and $1,094,870, respectively                                       4,770,181           4,992,750

OTHER ASSETS, net                                                                      331,853             261,351
                                                                                 -------------       -------------
       TOTAL ASSETS                                                               $ 37,394,301        $ 35,488,455
                                                                                   ===========         ===========





            See Notes to Condensed Consolidated Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

          CONDENSED CONSOLIDATED BALANCE SHEETS (Restated - see Note 2)

                                   (unaudited)



                                                                            September 30,            December 31,
                                                                                 2001                    2000
                                                                            -------------            ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES:
    Bank overdraft                                                            $     80,000          $      -
    Accounts payable                                                             3,179,194               3,988,301
    Accrued expenses                                                             2,578,054               1,874,579
    Current maturities on long-term debt                                         5,823,333               1,218,000
    Capital lease obligation                                                      -                          3,394
                                                                             -------------           -------------
              Total current liabilities                                         11,660,581               7,084,274

LONG-TERM DEBT                                                                  10,874,667              10,230,000

OTHER LONG-TERM LIABILITIES                                                        223,848                 248,887
                                                                             -------------           -------------
              Total liabilities                                                 22,759,096              17,563,161
                                                                             -------------           -------------

STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.05 par value;
       4,000,000 shares authorized: no issued and
       outstanding shares                                                           -                       -
    Common stock, $.05 par value; 15,000,000 shares
       authorized;  5,016,125 and 4,990,331 shares issued
       and outstanding, respectively                                               250,807                 249,517
    Additional paid-in capital                                                  12,283,870              12,262,109
    Retained earnings                                                            2,532,528               5,551,668
    Other cumulative comprehensive loss                                           (432,000)               (138,000)
                                                                             -------------           -------------
                                                                                14,635,205              17,925,294
                                                                             -------------           -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 37,394,301            $ 35,488,455
                                                                               ===========             ===========



            See Notes to Condensed Consolidated Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Restated - see Note 2)
     -----------------------------------------------------------------------

                                   (unaudited)

                                                               Three months ended                Nine months ended
                                                                 September 30,                     September 30,
                                                            2001              2000             2001             2000
                                                            ----              -----            ----             ----
NET SALES                                                  $12,257,533   $  9,015,297       $32,739,866     $23,722,405

COST OF PRODUCTS SOLD                                        8,888,799      7,203,667        23,982,349      20,011,773
                                                         ------------- --------------    --------------  --------------
              Gross profit                                   3,368,734      1,811,630         8,757,517       3,710,632
                                                         ------------- --------------    --------------  --------------
COSTS AND EXPENSES:
    General and administrative expenses                      1,124,436      1,331,367         3,390,137       3,108,108
    Selling expenses                                           617,903        502,319         1,829,434       1,291,749
                                                          ------------ --------------    --------------   -------------
                                                             1,742,339      1,833,686         5,219,571       4,399,857
                                                          ------------ --------------    --------------   -------------
INCOME (LOSS) FROM OPERATIONS                                1,626,395        (22,056)        3,537,946        (689,225)

OTHER INCOME (EXPENSE):
    Other income (expense)                                       1,382          7,469           (75,342)        196,886
    Interest expense                                          (252,311)      (195,455)         (616,732)       (902,589)
    Interest income                                              5,079         11,661            12,988          13,350
                                                          ------------ --------------    --------------    ------------
               Income (loss) before income
                 taxes                                       1,380,545       (198,381)        2,858,860      (1,381,578)

INCOME TAX PROVISION                                           (37,000)       (66,000)         (289,000)        (66,000)
                                                          ------------  -------------    --------------    ------------
NET INCOME (LOSS) BEFORE
    EXTRAORDINARY ITEM                                       1,343,545       (264,381)        2,569,860      (1,447,578)

EXTRAORDINARY ITEM - LOSS FROM
    EXTINGUISHMENT OF DEBT                                     -               -               -                (80,111)
                                                          ------------- -------------    --------------    ------------
NET INCOME (LOSS)                                          $ 1,343,545   $   (264,381)      $ 2,569,860   $  (1,527,689)
                                                           ===========   =============      ===========   ==============

NET INCOME (LOSS) PER SHARE - BASIC
    Income (loss) before extraordinary item           $          0.27 $         (0.05) $          0.51  $         (0.39)
    Extraordinary item                                           -               -                -               (0.03)
                                                       ------------------------------   --------------- ---------------
    Net income (loss) per share                       $          0.27 $         (0.05) $          0.51  $         (0.42)
                                                      =============== ================ ===============  ================

NET INCOME (LOSS) PER SHARE - DILUTED
    Income (loss) before extraordinary item            $         0.26 $         (0.05)  $         0.51  $         (0.39)
    Extraordinary item                                           -               -                -               (0.03)
                                                       ------------------------------   --------------- ---------------
    Net income (loss) per share                        $         0.26 $         (0.05)  $         0.51  $         (0.42)
                                                       ============== ================  ==============  ================

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING - BASIC                                      5,016,125      4,972,545         4,999,110       3,673,750
                                                             =========      =========         =========       =========

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING - DILUTED                                    5,098,081      4,972,545         5,038,873       3,673,750
                                                             =========      =========         =========       =========


            See Notes to Condensed Consolidated Financial Statements.

                          DYNAMIC MATERIALS CORPORATION
            STATEMENT OF STOCKHOLDERS' EQUITY (Restated - see Note 2)
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (unaudited)
                                  ------------


                                                                  Additional       Retained          Equity of
                                           Common Stock            Paid-In        Earnings of       Nobelclad and
                                        Shares       Amount        Capital          Parent          Nitro Metall

Balances, December 31, 2000           4,990,331    $ 249,517     $12,262,109       $  792,668        $  4,759,000

Shares issued for stock option
     exercises                            1,250           63           2,125             -                  -

  Shares issued in connection
     with the employee stock
     purchase plan                       24,544        1,227          19,636             -                  -

  Dividends paid by Nobelclad and
     Nitro Metall to former parent
     company                                -            -               -               -               (296,000)

  Retroactive consolidation of
     Nobelclad and Nitro Metall
     effective June 30, 2000,
     to reflect the July 2001
     reorganization of entities
     under common control                   -            -               -           (830,000)         (4,463,000)

  Net income                                -            -               -          2,569,860               -

Currency translation adjustment             -            -               -               -                  -
                                     ----------   ----------    ------------     ------------        ------------
Balances, September 30, 2001          5,016,125    $ 250,807    $ 12,283,870     $  2,532,528        $      -
                                     ==========   ==========    ============     ============        ============



                                           Other
                                         Cumulative
                                        Comprehensive                      Comprehensive
                                            Loss              Total            Income

Balances, December 31, 2000             $  (138,000)       $17,925,294        $    -

Shares issued for stock option
     exercises                                 -                 2,188             -

  Shares issued in connection
     with the employee stock
     purchase plan                             -                20,863             -

  Dividends paid by Nobelclad and
     Nitro Metall to former parent
     company                                   -              (296,000)             -

  Retroactive consolidation of
     Nobelclad and Nitro Metall
     effective June 30, 2000,
     to reflect the July 2001
     reorganization of entities
     under common control                      -             (5,293,000)            -

  Net income                                   -              2,569,860         2,569,860

Currency translation adjustment            (294,000)           (294,000)         (294,000)
                                        ------------       -------------      ------------
Balances, September 30, 2001            $  (432,000)       $ 14,635,205       $ 2,275,860
                                        ============       =============      ============



            See Notes to Condensed Consolidated Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Restated - see Note 2)
     ----------------------------------------------------------------------

                                   (unaudited)


                                                                               For the nine months
                                                                       ---------------------------------
                                                                               ended September 30,
                                                                       ---------------------------------
                                                                            2001                2000
                                                                       --------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                    $2,569,860      $ (1,527,689)
    Adjustments to reconcile net income (loss)
       to net cash from operating activities-
          Depreciation                                                    1,226,790         1,055,920
          Amortization                                                      222,569           232,384
          Amortization of deferred gain on swap termination                 (12,039)          (51,039)
          Provision for deferred income taxes                                 6,000           -
          Amortization of deferred compensation                              -                  4,219
          Unrealized foreign currency loss                                   25,000           -
          Gain on sale of property, plant and equipment                      -               (185,570)
          Change in -
              Accounts receivable, net                                     (999,519)         (561,894)
              Inventories                                                  (509,537)         (646,968)
              Prepaid expenses and other                                   (216,545)          590,213
              Income tax receivable                                         -               1,360,000
              Accounts payable                                             (763,107)           15,844
              Accrued expenses                                              567,431           (51,811)
                                                                      -------------     -------------
              Net cash flows from operating activities                    2,116,903           233,609
                                                                      -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Release of restricted cash and investments                              -                 255,008
    Cash paid in connection with the construction
       of the new facility                                                  -                (319,302)
    Acquisition of property, plant and equipment                         (1,155,834)         (339,027)
    Proceeds from repayment of loan to related party                        -                 354,588
    Change in other non-current assets                                      (70,002)          231,374
    Proceeds from sale of property, plant and equipment                     -                 940,036
                                                                       ------------     -------------
              Net cash flows from investing activities                   (1,225,836)        1,122,677
                                                                      -------------     -------------




            See Notes to Condensed Consolidated Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Restated - see Note 2)
     -----------------------------------------------------------------------

                                   (unaudited)
                                   -----------


                                                                             For the nine months
                                                                             ended September 30,
                                                                       -------------------------------
                                                                             2001            2000
                                                                       --------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings on bank line of credit, net                                 -                 155,000
    Repayment on bank line of credit                                       -             (10,255,000)
    Payment on industrial development revenue bonds                        (540,000)        (505,000)
    Proceeds from issuance of common stock to SNPE, Inc.,
       net of issuance costs                                               -               5,236,252
    Borrowings on SNPE, Inc. line of credit                                 350,000        3,750,000
    Borrowings on SNPE, Inc. convertible subordinated note                 -               1,200,000
    Reorganization of entities under common control-
       Borrowed from parent under note payable                            4,000,000         -
       Borrowed from bank and distributed to parent                       1,293,000         -
       Distributions to parent for July 2001 reorganization              (5,293,000)        -
    Borrowing on debt to related party                                      318,000         -
    Payment on debt to related party                                       -                (230,000)
    Payment of deferred financing costs                                    -                (116,384)
    Payments on capital lease obligation                                     (3,394)         (26,028)
    Net proceeds from issuance of common stock to employees                  23,049           27,184
    Bank overdraft                                                           79,000         -
    Repayment of bank overdraft                                             -               (193,471)
    Dividends paid by Nobelclad/Nitro Metall to former
       parent company                                                      (296,000)        (329,000)
                                                                     --------------    -------------
              Net cash flows from financing activities                      (69,345)      (1,286,447)

EFFECTS OF EXCHANGE RATES ON CASH                                          (116,000)         (23,000)
                                                                     --------------    -------------
NET INCREASE IN CASH AND
    CASH EQUIVALENTS                                                        705,722           46,839

CASH AND CASH EQUIVALENTS, beginning of the period                          300,530          382,000
                                                                     --------------    -------------
CASH AND CASH EQUIVALENTS, end of the period                            $ 1,006,252     $    428,839
                                                                         ==========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid during the period for-
          Interest, net of amounts capitalized                         $    494,988     $    603,277
                                                                        ===========      ===========
          Income taxes                                                 $     66,000     $         -
                                                                        ===========      ===========


            See Notes to Condensed Consolidated Financial Statements.

                          DYNAMIC MATERIALS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   BASIS OF PRESENTATION

     The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2000; however, it should be noted that, due to the reorganization described in Note 2, the Company has restated operating results for all periods subsequent to June 14, 2000.

2.   ACQUISITION OF NOBELCLAD EUROPE S.A. AND NITRO METALL AB FROM RELATED PARTY

     On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall") operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The purchase price of $4 million was financed by a note agreement between the Company and SNPE, Inc. Third party bank debt held by Nobelclad in the amount of
9.5 million French Francs (approximately $1.2 million as of July 3, 2001) also was assumed in the transaction. Proceeds from this bank debt were used to finance Nobelclad's June, 2001 acquisition of 100% of the stock of Nitro Metall from NEF.

     As a result of the Company and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. The historical financial position and operating results of the Company have been restated to reflect the addition of the Nobelclad and Nitro Metall historical financial results as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in the Company. The purchase price that the Company paid for the acquisition of Nobelclad and Nitro Metall has been reflected in the Company's consolidated financial statements at historical net book values due to the companies being under the common control of Groupe SNPE. In addition, there is a reduction to stockholders' equity of $5,293,000 upon the issuance of the debt to finance the transaction in July 2001.

3.   NEW ACCOUNTING PRINCIPLES

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

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 although goodwill on business combinations consummated after July 1, 2001 will not be amortized. On adoption the Company may need to record a cumulative effect adjustment to reflect the impairment of previously recognized intangible assets. In addition, goodwill on prior business combinations will cease to be amortized. Had the Company adopted SFAS No. 142 at January 1, 2001 the Company would not have recorded a goodwill amortization charge of $162,483 for the nine-month period ended September 30, 2001. The Company has not determined the impact that these Statements will have on intangible assets or whether a cumulative effect adjustment will be required upon adoption.

     In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations ("SFAS 143"), which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 143 will have on its financial position and results of operations.

     In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"), which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 supercedes SFAS 121, and establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operation.

4.   INVENTORIES

     This caption on the Condensed Consolidated Balance Sheets include the following:

                                        September 30,         December 31,
                                            2001                  2000
                                     --------------------   ------------------

          Raw Materials                 $    2,064,334         $    2,300,632
          Work-in-Process                    4,492,787              3,730,802
          Supplies                             119,571                229,721
                                      -----------------      ----------------

                                         $   6,676,692         $    6,261,155
                                         =============         ==============

5.   LONG-TERM DEBT

     Long-term debt consists of the following at September 30, 2001 and December 31, 2000:

                                                                        September 30,          December 31,
                                                                            2001                   2000
                                                                     --------------------   -------------------
           Line of credit, SNPE, Inc.                                     $ 4,100,000           $ 3,750,000
           Convertible subordinated note, SNPE, Inc.                        1,200,000             1,200,000
           Term loan, SNPE, Inc. (related to  acquisition of
           Nobelclad)                                                       4,000,000             -
           Bank line of credit (related to acquisition
           of
           Nitro Metall by Nobelclad)                                       1,318,000             -
           Line of credit, Groupe SNPE                                        615,000             -
           Line of credit,  former parent of Nobelclad                     -                        493,000
           Industrial development revenue bonds                            5,465,000              6,005,000
                                                                        -------------        --------------
           Total                                                           16,698,000            11,448,000
           Less current maturities                                        (5,823,333)           (1,218,000)
                                                                        -------------        --------------
           Long-term portion                                              $10,874,667          $ 10,230,000
                                                                        =============        ==============


Loan Covenants and Restrictions

     The Company's loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. As of September 30, 2001, the Company is in compliance with all financial covenants and other provisions of its debt agreements.

6.   INCOME TAXES

     No income tax provision has been recorded for the nine months ended September 30, 2001 with respect to the Company's U.S. operations, as available net operating loss carry-forwards exceed pretax earnings projected for the year ended December 31, 2001. If such carry-forwards are utilized, the associated valuation allowance would be reversed when the Company believes it is probable of realizing such tax loss carry-forwards. In addition, any projected alternative minimum tax ("AMT") payable would be offset by the recognition of deferred tax assets. The Company did not record tax benefits on its U.S. operations for either the nine months ended September 30, 2000 or the year ended December 31, 2000, since it had utilized all of its tax loss carry-backs in 1999 and the Company's financial position and near-term operations outlook made the future realization of tax benefits associated with net operating loss carry-forwards uncertain. Income tax provisions on the earnings of Nobelclad and its subsidiary, Nitro Metall, have been provided based upon the respective French and Swedish statutory tax rates.

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

     The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and nine months ended September 30, 2001 and 2000 as follows:


                                                                   Explosive
                                                                 Manufacturing        Aerospace         Total
                                                                --------------       -----------     -----------
For the three months ended September 30, 2001:
Net sales                                                          $8,739,949         $3,517,584     $12,257,533
                                                                    =========          =========      ==========
Depreciation and amortization                                      $  261,948         $  212,222     $   474,170
                                                                    =========          =========      ==========

Income from operations                                             $ 1,607,974        $   18,421     $ 1,626,395
Unallocated amounts:
    Other income                                                                                           1,382
    Interest expense, net                                                                               (247,232)
                                                                                                      -----------
       Consolidated income before income taxes
          and extraordinary items                                                                    $  1,380,545
                                                                                                      ===========


                                                                   Explosive
                                                                 Manufacturing        Aerospace         Total
                                                                --------------       -----------     -----------

For the three months ended September 30, 2000:
Net sales                                                          $6,523,601         $2,491,696      $9,015,297
                                                                    =========          =========       =========
Depreciation and amortization                                      $  286,752         $  211,359      $  498,111
                                                                   ==========          ==========      =========

Income (loss) from operations                                      $  339,538         $ (361,594)     $  (22,056)
Unallocated amounts:
    Other income                                                                                           7,469
    Interest expense, net                                                                               (183,794)
                                                                                                       ----------
       Consolidated loss before income taxes
          and extraordinary items                                                                     $ (198,381)
                                                                                                       ===========




                                                                   Explosive
                                                                 Manufacturing        Aerospace         Total
                                                                --------------       -----------     -----------

For the nine months ended September 30, 2001:
Net sales                                                         $23,243,106         $9,496,760      $32,739,866
                                                                   ==========          =========       ==========
Depreciation and amortization                                     $   826,462         $  622,897      $ 1,449,359
                                                                   ==========          =========       ==========

Income (loss) from operations                                     $ 3,578,865         $  (40,919)     $ 3,537,946
Unallocated amounts:
    Other income (expense)                                                                               (75,342)
Interest expense, net                                                                                   (603,744)
                                                                                                       -----------
       Consolidated income before income taxes
          and extraordinary items                                                                     $ 2,858,860
                                                                                                       ===========


                                                                   Explosive
                                                                 Manufacturing        Aerospace         Total
                                                                --------------       -----------     -----------

For the nine months ended September 30, 2000:
Net sales                                                         $15,206,219          $8,516,186      $23,722,405
                                                                   ==========           =========       ==========
Depreciation and amortization                                     $   655,152          $  633,152      $ 1,288,304
                                                                   ==========           =========       ==========

Loss from operations                                              $ (115,961)          $ (573,264)     $  (689,225)
Unallocated amounts:
    Other income                                                                                           196,886
    Interest expense, net                                                                                 (889,239)
                                                                                                        ----------
       Consolidated loss before income taxes
          and extraordinary items                                                                      $(1,381,578)
                                                                                                       ============

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

     Explosive Metalworking. Clad metal products are used in manufacturing processes or environments that involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, we fabricate clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, the Company has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry. DMC believes that its clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes shock synthesis of synthetic diamonds.

     On July 3, 2001, DMC completed the acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall") operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined revenues of approximately $10.5 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of our common stock. The purchase price of $4 million was financed by a note agreement between the Company and SNPE, Inc. DMC also assumed third party bank debt held by Nobelclad in the amount of 9.5 million French Francs (approximately $1.2 million as of July 3, 2001) in the transaction. Proceeds from this bank debt were used to finance Nobelclad's June, 2001 acquisition of 100% of the stock of Nitro Metall stock from NEF.

     As a result of the Company and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. The historical financial position and operating results of the Company have been restated to reflect the addition of the Nobelclad and Nitro Metall historical financial results as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in the Company. The purchase price that the Company paid for the acquisition of Nobelclad and Nitro Metall has been reflected in the Company's consolidated financial statements at historical net book values due to the companies being under the common control of Groupe SNPE. In addition, there is a reduction to stockholders' equity of $5,293,000 upon the issuance of the debt to finance the transaction in July 2001.

     Aerospace Manufacturing. Products manufactured by the Aerospace Group are typically made from sheet metal and forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances. Metal machining and forming is accomplished through traditional technologies, including spinning, machining, rolling and hydraulic expansion. The Company also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. Forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Fabrication and assembly services are performed utilizing close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include tactical missile motor cases, titanium pressure tanks for launch vehicles, and complex, high precision component parts for satellites.

     In 2000, the Company experienced significant operating losses as a result of a significant decline in sales revenue and gross margin levels within our Aerospace Group. The Explosive Metalworking Group generated a small operating income in 2000 after incurring significant operating losses in 1999. DMC also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of DMC's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, DMC uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect its gross profit margins. Although DMC will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on our business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

Three Months and Nine Months Ended September 30, 2001 Compared to Three Months and Nine Months Ended September 30, 2000

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:


                                                          Percentage of Net Sales

                                   Three Months Ended September 30,      Nine Months Ended September 30,
                                   --------------------------------      -------------------------------
                                         2001          2000                      2001          2000
                                         ----          ----                      ----          ----
Net sales                                100.0%       100.0%                    100.0%        100.0%
Cost of products sold                     72.5%        79.9%                     73.3%         84.4%
                                          -----        -----                     -----         -----
Gross margin                              27.5%        20.1%                     26.7%         15.6%

General & administrative                   9.2%        14.8%                     10.4%         13.1%
Selling expenses                           5.0%         5.6%                      5.6%          5.4%
Income (loss) from operations             13.3%       (0.2%)                     10.8%        (2.9%)
Interest expense                           2.1%         2.2%                      1.9%          3.8%
Income tax provision                       0.3%         0.7%                     0.9 %          0.3%
Net income (loss)                         11.0%       (2.9%)                      7.8%        (6.4%)


Net Sales. Net sales for the quarter ended September 30, 2001 increased by 36.0% to $12,257,533 from $9,015,297 in the third quarter of 2000. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased 34.0% to $8,739,949 in the third quarter of 2001 from $6,523,601 in the third quarter of 2000. Results for both the third quarter of 2001 and 2000 include net sales of Nobelclad in the amounts of $3,044,000 and $2,756,000 for the respective quarterly periods. The Aerospace Group contributed $3,517,584 (28.7% of total sales) to third quarter 2001 sales versus sales of $2,491,696 (27.6% of total sales) in the third quarter of 2000. For the nine months ended September 30, 2001, net sales increased by 38.0% to $32,739,866 from $23,722,405 for the comparable period of 2000. For the comparable nine-month periods, Explosive Metalworking Group sales increased by 52.9% to $23,243,106 in 2001 from $15,206,219 in 2000. Nobelclad contributed sales of $8,422,000 and $2,756,000 for the nine months ended September 30, 2001 and 2000, respectively. Aerospace Group sales for the nine months ended September 30, 2001 totaled $9,496,760 (29.0% of total sales), an increase of 11.5% from sales of $8,516,186 (35.9% of total sales) reported for the comparable period of 2000.

Gross Profit. Gross profit for the quarter ended September 30, 2001 increased by 86.0% to $3,368,734 from $1,811,630 in the third quarter of 2000. For the nine months ended September 30, 2001, gross profit increased 136.0% to $8,757,517 from $3,710,632 for the comparable period of 2000. The gross profit margin for the nine months ended September 30, 2001 was 26.7%, representing a 71.2% increase from the gross profit margin of 15.6% for the first nine months of 2000. The gross profit margin for the Explosive Metalworking Group increased to 33.0% in the third quarter of 2001 from 24.0% in the third quarter of 2000. For the comparable nine-month periods, Explosive Metalworking gross margins increased to 31.7% in 2001 from 16.2% in 2000. The increase in gross profit margins for the Explosive Metalworking Group is attributable to improved market conditions and favorable changes in product mix. The gross profit margin for the Aerospace Group was 13.7% for the quarter ended September 30, 2001 as compared to 9.9% in the third quarter of 2000. For the comparable nine-month periods, Aerospace Group gross margins increased to 14.7% in 2001 from 14.6% in 2000. The Group's third quarter margin improvement relates to increased sales volume and profit margins at the Group's Spin Forge and AMK Welding Divisions, the positive effects of which were largely offset by the poor margin performance of the Group's Precision Machined Products Division that is expected to continue through at least the end of the year.

General and Administrative. General and administrative expenses for the quarter ended September 30, 2001 decreased by 15.5% to $1,124,436 from $1,331,367 in the third quarter of 2000. For the nine months ended September 30, 2001, general and administrative expenses increased by 9.1% to $3,390,137 from $3,108,108 in the comparable period of 2000. If the general and administrative expenses of Nobelclad were excluded from the nine-month totals, general and administrative expenses would have decreased by 5.1% to $2,548,505 in 2001 from $2,686,108 in 2000. As a percentage of net sales, general and administrative expenses decreased from 14.8% in the third quarter of 2000 to 9.2% for the quarter ended September 30, 2001 and decreased from 13.1% to 10.4% for the comparable nine-month periods.

Selling Expense. Selling expenses increased by 23.0% to $617,903 for the quarter ended September 30, 2001 from $502,319 in the third quarter of 2000. For the nine months ended September 30, 2001, selling expenses increased by 41.6% to $1,829,434 from $1,291,749 in the comparable period of 2000. If the selling expenses of Nobelclad were excluded from the nine-month totals, selling expenses would have increased by only 8.4% to $1,214,066 in 2001 from $1,119,749 in 2000. The increase for the quarter and nine months ended September 30, 2001, excluding the effects of Nobelclad, relates principally to the accrual of bonus expense associated with the Explosive Metalworking Group's strong 2001 financial performance. Selling expenses as a percentage of net sales decreased from 5.6% in the third quarter of 2000 to 5.0% for the quarter ended September 30, 2001 and increased from 5.4% for the nine months ended September 30, 2000 to 5.6% for the comparable period of 2001.

Income (Loss ) from Operations. For the third quarter ended September 30, 2001, the Company reported income from operations of $1,626,395 compared to an operating loss of $22,056 for the third quarter of 2000. The Company reported operating income of $3,537,946 for the nine months ended September 30, 2001 compared to an operating loss of $689,225 for the comparable period of 2000. This improvement is attributable to an increase in gross profits of $1,557,104 and $5,046,885 for the three and nine months, respectively, ended September 30, 2001 versus the comparable periods of 2000.

For the quarter and nine months ended September 30, 2001, our Explosive Metalworking Group reported income from operations of $1,607,974 and $3,578,865, respectively, as compared to operating income of $339,538 and an operating loss of $115,961 for the respective comparable periods of 2000. For the quarter and nine months ended September 30, 2001, our Aerospace Group reported operating income of $18,421 and an operating loss of $40,919, respectively, as compared to losses from operations of $361,594 and $573,264 for the comparable periods of 2000.

Interest Expense. Interest expense increased to $252,311 for the quarter ended September 30, 2001 from $195,455 in the third quarter of 2000. This increase relates to interest on new debt that was incurred in connection with the acquisition of Nobelclad and its Swedish subsidiary, Nitro Metall. For the nine months ended September 30, 2001, interest expense decreased to $616,732 from $902,589 in the comparable period of 2000. This decrease resulted from the reduction in revolving credit debt that was made possible by SNPE, Inc.'s June 14, 2000 equity investment in the Company.

Income Tax Benefit (Expense). No U.S. income tax provision has been recorded for the nine months ended September 30, 2001, as available net operating loss carry-forwards exceed pretax earnings projected for the year ended December 31, 2001. If such carry-forwards were utilized, the associated valuation allowance would be reversed when the Company believes it is probable that such tax loss carry-forwards will be realized. In addition, any projected alternative minimum tax ("AMT") payable would be offset by the recognition of deferred tax assets. The Company did not record tax benefits for either the nine months ended September 30, 2000 or the year ended December 31, 2000, since it had utilized all of its tax loss carry-backs in 1999 and the Company's financial position and near-term operations outlook made the future realization of tax benefits associated with net operating loss carry-forwards uncertain. Income tax provisions on the earnings of Nobelclad and Nitro Metall, have been provided based upon the respective French and Swedish statutory tax rates.

Liquidity and Capital Resources

     Historically, the Company has obtained most of its operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating losses incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both the revolving credit facility that was then in effect and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under the Company's industrial revenue development bonds used to finance the construction of new manufacturing facilities in Pennsylvania. On June 14, 2000, DMC's stockholders approved a Stock Purchase Agreement between the Company and SNPE, Inc.. The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of DMC common stock at a price of $2.75 per share thereby causing SNPE to become a 50.8% stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE that bears interest at the Federal Funds Rate plus 1.5% and currently provides for maximum borrowings of $4,500,000 until March 31, 2002. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled DMC to repay all outstanding borrowings under the bank revolving credit facility on which it had been in default since September 30, 1999. The bank revolving credit facility was terminated on September 14, 2000. As a result of the SNPE debt and equity infusion, the Company was also able to restructure financial covenants under the reimbursement agreement with its bank relating to the industrial development revenue bonds. The original three-year bank letter of credit that supported the Company's industrial development revenue bonds expired in September 2001 and was replaced by a new five-year letter of credit issued by a different bank. The Company is currently in full compliance with all provisions of its debt agreements.

     The Company believes that its cash flow from operations and funds available under its credit facility with SNPE, or a replacement credit facility with a third party financial institution, will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future. SNPE has agreed to extend its credit facility, which was originally callable upon 90 days' notice and had an original maturity date of June 30, 2001, to March 31, 2002. Management of the Company intends to replace the SNPE credit facility with a new third party credit facility before the end of 2001 and believes that the Company's strengthened balance sheet and improving operating results will enable it to secure such third party financing on reasonable terms. Until the Company is able to secure such third party financing on reasonable terms, it will continue to rely on the financial support of SNPE. A significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the SNPE credit facility or a replacement facility could negatively affect the Company's ability to meet its future cash requirements.

Highlights from the Statement of Cash Flows for the Nine Months Ended September 30, 2001

     Net cash flows from operations for the nine months ended September 30, 2001 were $2,116,903. Significant sources of operating cash flow included net income of $2,569,860 and depreciation and amortization of $1,437,320. These sources were partially offset by negative changes in working capital totaling $1,921,277.

     Cash used in investing activities totaled $1,225,836 and was comprised primarily of acquisitions of property, plant and equipment.

     Net cash flows used in financing activities totaled $69,345. The primary sources and uses of cash from financing activities were term loan and revolving credit borrowings of $4,000,000 and $1,283,000, respectively, used to finance the transaction with Nobelclad and Nitro Metall.

Highlights from the Statement of Cash Flows for the Nine Months Ended September 30, 2000

     Net cash flows from operating activities for the nine months ended September 30, 2000 were $233,609. Significant uses included a net loss of $1,527,689 and a gain on the sale of property, plant and equipment of $185,570. These uses were more than offset by depreciation and amortization totaling $1,237,265 and a positive change in working capital totaling $705,384.

     Net cash flows from investing activities totaled $1,122,677 for the nine months ended September 30, 2000. Sources of cash included $940,036 in proceeds from the sale of property, plant and equipment, $354,588 in proceeds from the receipt of payment on a loan to a related party, $231,374 related to an increase in other non-current assets and $255,008 from the release of restricted cash and investments. Significant uses, partly offsetting the sources, included $319,302 paid in connection with the construction of the Company's Pennsylvania manufacturing facility and $339,027 of property, plant and equipment acquisitions.

     Net cash flows used in financing activities totaled $1,286,447. The primary uses were $10,255,000 for the repayment of the bank line of credit, $505,000 in principal payments on the industrial development revenue bonds, $230,000 of payments on related party debt, $116,384 in payment of deferred financing costs, a $193,471 repayment of bank overdraft and $329,000 in dividends paid by Nobelclad and Nitro Metall to their former parent company. The primary sources of cash included net borrowings of $155,000 on the bank line of credit prior to its being repaid in full, proceeds from the issuance of common stock to SNPE (net of issuance costs) totaling $5,236,252, and borrowings on the SNPE line of credit and convertible subordinated note of $3,750,000 and $1,200,000, respectively.

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

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on September 13, 2001. At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2003 Annual Meeting of Shareholders or until their respective successors are elected and
(ii) ratified the selection of Arthur Andersen LLP as independent accountants of the Company for its fiscal year ending December 31, 2001.

     The Company had 5,019,875 shares of Common Stock outstanding as of July 31, 2001, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 4,837,579 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

           DIRECTOR                     Shares Voted "FOR"       Shares Withheld

           GeorgeW Morgenthaler              4,805,707                 31,872
           Bernard Fontana                   4,773,028                 64,551


Proposal 3: Ratification of Selection of Independent Accountants

     Shares Voted           Shares Voted             Shares             Shares
        "FOR"                 "AGAINST"           "ABSTAINING"         not voted

       4,823,659                 3,300                10,620                0


Item 5.  Other Information

         None

Item 6.

     (a)  Exhibits

             None.

     (b)  Reports on Form 8-K

     Report on Form 8-K, filed July 16, 2001, reporting DMC acquisition of Nobelclad and Nitro Metall.

     Amendment to Report on Form 8-K filed September 14, 2001 with financial statements and pro forma financial information required by Item 7 of Form 8-K.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                DYNAMIC MATERIALS CORPORATION
                                       (Registrant)


Date: November 14, 2001
                                --------------------------------------------
                                Richard A. Santa, Vice President and
                                Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)