Form 10-K
period 2001-12-31
DYNAMIC MATERIALS CORP
filed 2002-03-29
CIK 34067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
                        For the transition period from to

                          Commission file number 0-8328

                          -----------------------------


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

          The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $7,322,794 as of March 15, 2002.

          The number of shares of Common Stock outstanding was 5,031,983 as of March 15, 2002.

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

          Explosive Metalworking. The primary product of the Explosive Metalworking Group is explosion bonded clad metal plate. Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for chemical processing, refining, power and similar industries. Clad plates consist of a thin layer of an expensive, corrosive resistant metal, such as titanium or stainless steel, which is metallurgically bonded to a less expensive, less corrosive resistant, thick base metal, typically steel. Explosion clad occupies a well-defined technical and commercial niche in the broader clad metal marketplace. Explosion clad is a high performance, low cost alternative for many applications requiring corrosion resistant alloys. Explosive metalworking can also be used for precision metal forming, powder metal compaction, and shock synthesis. The company has a long-term ongoing contract for shock synthesis of industrial diamonds.

          On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall") are the primary manufacturers of explosion clad products in Europe and operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, along with sales offices in each country. Products manufactured by Nobelclad and Nitro Metall are similar to those produced by DMC's domestic factory in Mount Braddock, Pennsylvania. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobelclad stock. As a result of the Company and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. The historical financial position and operating results of the Company have been restated to reflect the addition of the Nobelclad and Nitro Metall historical financial results as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in the Company.

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

          In January 1998, the Company completed its acquisition of the assets of AMK Welding ("AMK"), a supplier of commercial aircraft engine, ground-based turbine and aerospace-related welding services that include the use of automatic and manual gas tungsten, electron beam and arc welding techniques. The Company completed its acquisition of the assets of Spin Forge, LLC ("Spin Forge"), a manufacturer of tactical missile motor cases and titanium pressure vessels for commercial aerospace and defense industries, in March 1998. In December 1998, the Company completed its acquisition of the assets of Precision Machined Products, Inc. ("PMP"), a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries.

          Stock Purchase Agreement with SNPE. On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, the Company borrowed $1,200,000 under a convertible subordinated note from SNPE and $3,500,000 under a credit facility with SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999. In December 2001, the SNPE credit facility was replaced by a bank facility.

          Dynamic Materials Corporation, formerly Explosive Fabricators, Inc., was incorporated in Colorado in 1971 and was reincorporated in Delaware in 1997.

          Financial Information about Industry Segments

          See Note 8 to the Company's financial statements included under Item 8 for certain financial information about the Company's industry segments.

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

          Fluctuations in Operating Results. The Company generated significant operating income in 2001 due principally to the strong financial performance of its Explosive Metalworking Group, which had earned a small operating profit in 2000 after incurring significant operating losses in 1999. In 2000, the Company experienced significant operating losses as a result of a significant decline in sales revenue and gross margin levels within its Aerospace Group. In 1999, the Company experienced significant operating losses as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and non-recurring charges associated with plant closing costs, new facility start-up costs, asset impairment write-downs and other non-recurring expenses. Additionally, the Company has experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of non-recurring costs associated with plant closings, plant start-ups, acquisitions and divestitures, and general economic conditions. In addition, the Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. Significant portions of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

          Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. For the year ended December 31, 2001, the Company's cladding business accounted for approximately 71% of its net sales.

The explosion bonded clad metal products industry in which the Company currently operates is mature and offers limited potential for substantial growth in existing markets. The Company estimates that it currently serves a major percentage of the world market for its explosion bonded clad metal products. Historically, the worldwide demand for clad metal products has been cyclical, with demand being at depressed levels during the major portion of the past three years. There can be no assurance that the demand for clad metal products will improve in the future, and such result could have a material adverse effect on the Company's business, financial condition and results of operations.

          Importance of Aerospace Manufacturing. The Company's aerospace manufacturing business was established in 1998 and accounted for approximately 29% of the Company's net sales for the fiscal year ended December 31, 2001. The aerospace manufacturing industry is largely reliant on defense industry demand and positive economic conditions in general. Fluctuations or downturns in either could have a materially adverse impact on the Company. The Company currently estimates that it services a very small percentage of the aerospace industry. While the Company believes that it will be able to maintain and hopes to eventually increase its market share through the businesses it currently owns, there can be no assurance that its sales and marketing efforts will be successful. Failure to either increase or maintain market share could have a material adverse effect on the Company's business, financial condition and results of operations.

          Availability of Suitable Cladding Sites. The cladding process involves the detonation of large amounts of explosives. As a result, the sites where the Company performs cladding must meet certain criteria, including lack of proximity to a dense population, the specific geological characteristics of the site, and the Company's ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming or costly. In addition, the Company could experience difficulty in obtaining permits because of resistance from residents in the vicinity of proposed sites. The Company currently leases its only domestic cladding site in Dunbar, Pennsylvania. The lease term for the Pennsylvania site expires in 2005 but the underlying agreement has renewal options extending through 2029. The failure to obtain required governmental approvals or permits would have a material adverse effect on the Company's business, financial condition and results of operations.

          Competition. The Company's explosion clad products compete with explosion clad made by other like-kind manufacturers located throughout the world and with clad products manufactured using other technologies. The company's combined North American and European operations typically supply explosive clad for a major percentage of the worldwide market needs. There is one other major explosion clad supplier worldwide, Asahi Chemical of Japan. There are a number of much smaller companies worldwide with explosion clad manufacturing capability. There are no other significant North American based explosion clad suppliers. The company focuses strongly on reliability, product quality, on-time delivery performance, and low cost manufacture to minimize the potential of future competitive threats.

          Explosion clad products also compete with clad manufactured by rollbond and overlay cladding processes. The technical and commercial niches of each process are well understood. The company has established exclusive sales arrangements with other manufacturers where explosion clad is not the low cost solution, and consequently participates as a sales agent in a significant share of the North American rollbond market. The company has minimal share of the world rollbond market, which is dominated by very large Japanese and European steel producers. The U.S. clad market is currently protected from Japanese and European competition by anti-dumping regulations. The Company's products compete with weld overlay clad products manufactured by a significant number of its fabricator customers. Competitive niche positions in the world market are strongly driven by currency exchange rates and regulatory factors. Unfavorable currency exchange and regulatory conditions in various parts of world could put the Company at a competitive disadvantage and have a material adverse effect on the Company's business, financial condition and results of operations.

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

          Government Regulation; Safety. The Company's explosion metal working business is subject to extensive government regulation in the United States, France and Sweden, including guidelines and regulations for the safe handling and transport of explosives provided by the U.S. Bureau of Alcohol, Tobacco and Firearms, the U.S. Department of Transportation set forth in the Federal Motor Carrier Safety Regulations and the Institute of Makers of Explosive Safety Library Publications. The Company must comply with licensing and regulations for the purchase, transport, manufacture and use of explosives. In addition, depending upon the types of explosives used, the detonation by-products may be subject to environmental regulation. The Company's activities are also subject to federal, state and local environmental and safety laws and regulations, including but not limited to, local noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980 as amended, including the regulations issued and laws enforced by the labor and employment departments of states in which the Company conducts business, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. Any failure to comply with present and future regulations could subject the Company to future liabilities. In addition, such regulations could restrict the Company's ability to expand its facilities, construct new facilities or could require the Company to incur other significant expenses in order to comply with government regulations. In particular, any failure by the Company to adequately control the discharge of its hazardous materials and wastes could subject it to future liabilities, which could be significant.

          The Company's explosive metalworking operation involves the detonation of large amounts of explosives. As a result, the Company is required to use specific safety precautions under the Occupational Safety and Health Administration guidelines. These include precautions which must be taken to protect employees from facility deterioration as well as exposure to sound and ground vibration.

          Explosive Metalworking

          The explosive metalworking business includes the use of explosives to perform metal cladding and shock synthesis of industrial diamonds. DMC believes that the characteristics of its high-energy metal working processes will enable the development of new products in a variety of industries.

          Metal Cladding. The principal product of metal cladding is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant alloy and carbon steel, bonded together at the atomic level. High energy metal cladding is performed by detonating an explosion on the surface of an assembly of two parallel metal plates, the cladding metal and the backing metal, separated by a "standoff space". The explosive force creates metallurgical bond between the two metal components. The technology is unique in that it can be used to weld non-compatible metals, which cannot be welded by conventional processes, such as titanium-steel, aluminum-steel, and aluminum-copper. It can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel. DMC Detaclad(R) is used in the fabrication of pressure vessels and heat exchangers for chemical and petrochemical processing, power generation, petroleum refining, mining, air conditioning (HVAC) and other industries where corrosion, temperature, and pressure combine to produce demanding environments. DMC Detacouple (R) bimetal welding transition joints are used in ship construction, and a variety of electrochemical industries including aluminum smelters.

          The Company's clad metal products are primarily produced on a project-by-project basis conforming to requirements set forth in customer purchase orders. Upon receipt of an order, the Company obtains the component materials from a variety of sources based on quality, availability and cost. The company explosively bonds the metals in one of its three manufacturing plants (Mount Braddock, PA, USA; Rivesaltes, France and Likenas, Sweden). Final products are processed to meet contract specific requirements for product configuration and quality/inspection level. Maintaining DMC's corporate culture and reputation for product quality and on-time delivery is a critical factor for management.

          Shock Synthesis. In connection with the 1996 acquisition of the Detaclad division of DuPont, DMC entered into an agreement to provide explosive shock synthesis services associated with the manufacture of industrial diamonds. Shock synthesis is one step in a series of operations required for production of industrial grade diamond abrasives.

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

          Welding. The Company's capabilities for providing welding services and assemblies reside primarily with AMK Welding and Spin Forge. Both AMK and Spin Forge provide welding and assembly services to the commercial aircraft, aerospace, power generation and defense industries. Welding services are provided on a project-by-project basis based on specifications set forth in customer's purchase orders. Upon receipt of an order for welded assemblies, the Company performs welding services using customer specific welding procedures.

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

          Take Advantage of Recent Investments in New Technology and Manufacturing Leadership. The Company seeks to take advantage of its technology leadership in the explosion metalworking business. In 1998 and 1999, the Company invested nearly $7 million in new manufacturing equipment and technologies at Mount Braddock, Pennsylvania, that has substantially increased manufacturing efficiencies and plant capacity. Management believes this new clad plate manufacturing facility provides a significant advantage to the Company in the global marketplace for explosion bonded clad metal plates. In 2001, the Company invested approximately $5.3 million in the acquisition of Nobelclad Europe, strengthening its competitive position in Europe and much of the rest of the world.

          Establish Global Presence. The Company seeks to establish a global sales and marketing presence in the major international markets for explosion metal working, including Europe, Australia, the Far East and the Americas. The Company is working to establish relationships with end users, engineering contractors, metal fabricators and independent sales representatives in these markets and has developed the capacity in its sales and marketing department to address these markets. The Company's plan to continue its international expansion depends on a number of factors. See "Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to establish a global presence.

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

          Suppliers

          The Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected to have, from time to time, short-term adverse effects on the Company's business. The Company generally uses standard metals and other materials in manufacturing its products; however, certain materials such as specific grades of carbon steel, titanium, zirconium and nickel are currently obtained from single sources or are subject to supply shortages due to general economic conditions. If the Company were to lose a single-source supply or fail to obtain sufficient supply on a timely basis or obtain supplies at acceptable prices, such loss or failure could have a material adverse effect on the Company's business, financial condition and results of operations.

          Competition

          Competition in the explosion metal working business and the aerospace business is, and is expected to remain, intense. The Company's strong market position in the clad metal industry makes it a target for competitors attempting to gain market share. Competitors include major domestic and international companies. Competitors in the explosion metal working business use alternative technologies; additionally certain of DMC's customers and suppliers have in-house metalworking capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

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

          At any given time, certain customers may account for significant portions of the Company's business. A significant portion of the Company's net sales is derived from a relatively small number of customers. Large customers also accounted for a significant portion of the Company's backlog in March 2002. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations.

          The Company extends its internal selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers and independent sales representatives. Prospective accounts in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. The Company markets its clad metal products to three tiers of customers; the product end-users (e.g., operators of chemical processing plants), the engineering contractors in charge of specifying the metal parts to be used by the end-users, and the metal fabricators who manufacture the products or equipment that utilize the Company's metal products. By maintaining relationships with these parties and educating them as to the technical benefits of DMC's high-energy metal worked products, the Company endeavors to have its products specified as early as possible in the design process.

          The DMC clad metal businesses have several exclusive or non-exclusive agreements with agents for sales and business promotion in specific territories defined by each agreement. These agency contracts cover sales in specific

European, Middle East and Far East countries. Agency agreements are usually of one to two year's duration and, subject to agents meeting the Company's performance expectations, are automatically renewed.

          Backlog

          The Company's backlog was approximately $11.3 million at December 31, 2001 including Nobelclad and Nitro Metall, compared with approximately $9.0 million and $11.8 million at December 31, 2000 and 1999, respectively. Backlog consists of firm purchase orders and commitments that the Company expects to fill within the next 12 months. The Company expects most of the backlog at December 31, 2001 to be filled during 2002. However, since orders may be rescheduled or canceled and a significant portion of the Company's net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

          Employees

          The Company employs approximately 230 full-time employees as of March 15, 2002, the majority of whom are engaged in manufacturing operations. The Company believes that its relations with its employees are good. Of the 230 employees, there are 53 full-time employees working in France at the Nobelclad facility and 17 full-time employees working in Sweden for Nitro Metall. Twenty of the Nobelclad employees and all of the Swedish employees are members of trade unions.

          Protection of Proprietary Information

          The Company holds numerous patents related to the business of explosion metal working and metallic processes and also owns certain registered trademarks, including Detaclad(R), Detacouple(R), Dynalock(R), EFTEK(R) and NOBELCLAD(R). The Company's current patents expire on various dates through 2012. Since individual patents relate to specific product applications and not to core technology, the Company does not believe that such patents are material to its business and the expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

          Financial Information about Foreign and Domestic Operations and Export Sales

          See Note 8 to the Company's financial statements included under Item 8 for certain financial information about the Company's export sales.


ITEM 2.   Properties

          The Company's principal manufacturing site, which is owned by the Company, is located in Mount Braddock, Pennsylvania. The Company also leases property in Dunbar, Pennsylvania that serves as an explosion site. The lease for the Dunbar, Pennsylvania property will expire in December 2005, but has renewal options that extend through 2029. The Company leases office space in Boulder, Colorado to house its corporate headquarters under a sublease that expires in February 2003 and a direct lease with the building owner that expires in February 2006. The Company owns the land and buildings housing the operations of AMK in South Windsor, Connecticut. The Company leases the land and building occupied by its Spin Forge operations in El Segundo, California. The lease expires in January 2012, and the Company holds an option to purchase the land and building housing the Spin Forge operations at a fixed price through January 2003 and at market value thereafter. The Company also leases the land and building occupied by its PMP operations in Fort Collins, Colorado. The lease expires in December 2003, and the Company has an option to renew the lease for an additional five-year term. The Company also holds a first right of offer to purchase the land and building housing the PMP operations through December 2008. The Company, through its French subsidiary Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France and leases the land that serves as the shooting site in Tautavel, France. This lease expires in July 2011 and may be extended. The Company, through its Swedish subsidiary, Nitro Metall, owns the buildings housing its manufacturing operations in Likenas, Sweden and leases the land. Both the buildings and the land housing the Nitro Metall sales office in Nora, Sweden are leased. These leases are automatically renewed every year, without risk of non-renewal. The Company believes that its current facilities are adequate for its existing operations and are in good condition. See "Item 1 - Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.

ITEM 3.   Legal Proceedings

          There are no significant pending legal proceedings against the Company or its subsidiary.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          No matters were submitted to security holders for vote during the fourth quarter of the fiscal year ended December 31, 2001.

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


           2001                    High              Low

           First Quarter           $  2.125          $  0.875
           Second Quarter          $  3.150          $  1.563
           Third Quarter           $  3.620          $  2.010
           Fourth Quarter          $  4.150          $  2.050

           2000

           First Quarter           $  2.625          $ 1.125
           Second Quarter          $  1.844          $ 0.750
           Third Quarter           $  1.688          $ 1.000
           Fourth Quarter          $  1.375          $ 0.750


          As of March 15, 2002 there were approximately 483 holders of record of the Company's Common Stock.

          The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in 2002.

ITEM 6.   Selected Financial Data

          The selected financial data set forth below has been derived from the financial statements of the Company.


                                                                       Year Ended December 31,
                                            --------------- --------------- --------------- -------------- ---------------
                                                 2001            2000            1999           1998            1997
                                                              (Restated)*
                                            --------------- --------------- --------------- -------------- ---------------
Statement of Operations
Net sales                                      $42,514,774     $33,759,581    $ 29,131,289   $ 38,212,051     $32,119,585
Cost of products sold                           31,832,892      28,154,815      25,419,287     30,372,600      24,459,168
                                              ------------     -----------    ------------   ------------     -----------
     Gross profit                               10,681,882       5,604,766       3,712,002      7,839,451       7,660,417
Costs and expenses                               6,645,989       6,234,879       6,608,895      5,303,495       4,370,091
                                              ------------     -----------    ------------   ------------     -----------
Income from operations                           4,035,893       (630,113)     (2,896,893)      2,535,956       3,290,326
Other income (expense)                           (845,063)       (866,386)       (975,215)      (263,200)        (61,413)
                                              ------------     -----------    ------------    -----------     -----------
Income (loss) before income tax provision        3,190,830     (1,496,499)     (3,872,108)      2,272,756       3,228,913
Income tax benefit (provision)                   (401,600)       (164,000)       1,154,000      (887,000)      (1,221,000)
                                              ------------     -----------    ------------    -----------     -----------
Net income (loss) before extraordinary          2,789,230     (1,660,499)     (2,718,108)      1,385,756       2,007,913
   item
Extraordinary item - loss from
   extinguishment of debt                           -             (80,111)          -             -                 -
                                               -----------    ------------    ------------    ---------       -----------

Net income (loss)                               $2,789,230    $(1,740,610)    $(2,718,108)    $ 1,385,756     $ 2,007,913
                                               ===========    ============    ============    ===========     ===========
Net income (loss) per share:
     Basic                                      $     0.56    $     (0.43)    $     (0.96)    $     0.50      $      0.75
     Diluted                                    $     0.55    $     (0.43)    $     (0.96)    $     0.49      $      0.70

Weighted average number of shares outstanding:
     Basic                                       5,003,399       4,004,873       2,822,184     2,770,139        2,681,943
     Diluted                                     5,051,223       4,004,873       2,822,184     2,852,547        2,875,703

Financial Position
Current assets                                $ 16,410,967    $ 14,520,301    $  8,898,184    $11,145,995     $ 9,809,503
Total assets                                    36,913,345      35,406,455      30,087,318     33,201,578      14,405,809
Current liabilities                              8,060,823       7,189,274      19,921,074      6,069,050       3,455,700
Non-current liabilities                         14,206,528      10,477,887         136,261     14,503,617          90,632

Stockholders' equity                            14,645,994      17,739,294      10,029,983     12,628,911      10,859,477



* The restatement of the year 2000 relates to the retroactive consolidation of Nobelclad and Nitro Metall, due to the purchase accounted for as a reorganization of entities under common control, as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in the Company.

          Selected unaudited quarterly financial data for the years ended December 31, 2001 and 2000 is presented below:


                                                                           Year ended December 31, 2001
                                                      ------------------ ----------------- ---------------- -----------------
                                                        Quarter ended     Quarter ended     Quarter ended    Quarter ended
                                                          March 31,          June 30,       September 30,     December 31,
                                                         (Restated)*       (Restated)*
                                                      ------------------ ----------------- ---------------- -----------------
Net sales                                              $  9,517,401       $ 11,252,246      $ 12,257,533     $  9,487,594

Gross profit                                           $  2,190,106       $  3,197,677      $  3,368,734     $  1,925,365

Net income (loss)                                      $    321,864       $    904,451      $  1,343,545     $    219,370

Net income (loss) per share - basic                    $       0.06       $       0.18      $       0.27     $       0.04

Net income (loss) per share - diluted                  $       0.06       $       0.18      $       0.26     $       0.04




                                                                           Year ended December 31, 2000
                                                      ------------------ ----------------- ---------------- -----------------
                                                        Quarter ended     Quarter ended     Quarter ended    Quarter ended
                                                          March 31,          June 30,       September 30,     December 31,
                                                                                             (Restated)*      (Restated)*
                                                      ------------------ ----------------- ---------------- -----------------
Net sales                                                $  6,386,625     $   8,320,483      $  9,016,297    $  10,036,176

Gross profit                                             $    834,837     $   1,083,165      $  1,811,630    $   1,875,134

Net loss before extraordinary item                       $   (576,815)    $    (606,383)     $   (246,381)   $    (230,920)

Net (loss) income                                        $   (576,815)    $    (686,494)     $   (246,381)   $    (230,920)

Net (loss) income per share - basic and diluted:
     Net (loss) income per share before                  $      (0.20)    $       (0.19)     $      (0.05)   $      (0.05)
     extraordinary item
     Extraordinary item                                       -                   (0.02)            -               -
                                                         --------------   ---------------    -------------   --------------
     Net (loss) income per share                         $      (0.20)    $       (0.21)     $      (0.05)   $      (0.05)
                                                         ==============   ===============    =============   =============


* The restatement of the year 2000 relates to the retroactive consolidation of Nobelclad and Nitro Metall, due to the purchase accounted for as a reorganization of entities under common control, as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in the Company.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

          General

          DMC is a worldwide leader in explosive metalworking and, through its Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds. The Company performs metal cladding using its proprietary technologies. The Company's revenues from its explosive metalworking businesses, as a proportion of total Company revenues, have increased from 58% in 1999 to 68% in 2000 (as restated) and 71% in 2001, with the 2000 and 2001 increases relating principally to the acquisition of Nobelclad Europe (including both Nobelclad and Nitro Metall) as further discussed below. The Company's Aerospace Group was formed as a result of the 1998 acquisitions of AMK Welding, Spin Forge and Precision Machined Products and accounted for 42%, 32% and 29% of the Company's 1999, 2000 and 2001 revenues, respectively.

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

          Restatement of 2000 for Reorganization. On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall"), operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobelclad stock. As a result of the Company and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. The historical financial position and operating results of the Company have been restated to reflect the addition of the Nobelclad and Nitro Metall historical financial results as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in the Company.

          Due largely to the operating loss the Company incurred during 1999, the Company violated certain financial covenants under its debt agreements beginning with the quarter ended September 30, 1999. Once it became apparent that financial covenant violations under its debt agreements would continue, the Company began to evaluate various business strategies and financing alternatives in connection with the need to restructure its debt agreements and/or re-capitalize the Company's balance sheet. These efforts culminated in the Company entering into a Stock Purchase Agreement (the "Agreement") with SNPE, Inc. ("SNPE") that was signed on January 20, 2000 and subsequently approved by the Company's stockholders on June 14, 2000. The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a majority stockholder of the Company on the closing date. The Company also borrowed $3,500,000 on June 14, 2000 under a credit facility with SNPE that was replaced by a bank credit facility in December 2001.

          The Company generated significant operating income in 2001 due to the strong financial performance of its Explosive Metalworking Group, which had earned a small operating profit in 2000 after incurring significant operating losses in 1999. In 2000, the Company experienced significant operating losses as a result of a significant decline in sales revenue and gross margin levels within its Aerospace Group. In 1999, the Company experienced significant operating losses as a result of a significant slowdown in global market demand for explosion bonded clad metal plate and non-recurring charges associated with plant closing costs, new facility start-up costs, asset impairment write-downs and other non-recurring expenses. Additionally, the Company has also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of the Company's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, the Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company typically bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company's gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the Company's business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's common stock.

Year Ended December 31, 2001 compared to Year Ended December 31, 2000 (as restated)

          Net Sales. Net sales for 2001 increased 25.9% to $42,514,774 from $33,759,581 in 2000. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased 31.3% to $30,019,586 in 2001 (70.6% of total sales) from $22,862,677 in 2000 (67.7% of total sales). The significant Explosive Metalworking Group sales increase is attributable to the acquisition of Nobelclad and improved domestic demand for clad metal plate. Nobelclad's net sales for the full year 2001 and the last six months of 2000 are included in the Company's consolidated financial statements and totaled $9,867,000 and $5,897,000 for the respective periods. The Company's Aerospace Group contributed $12,495,188 to 2001 sales (29.4% of total sales) versus sales of $10,896,904 in 2000 (32.3% of total sales). This increase of $1,598,284, or 14.7%, reflects year-to-year sales increases of 38% and 22% at AMK Welding and Spin Forge, respectively, that were partially offset by a 2% sales decrease at Precision Machined Products.

          Gross Profit. Gross profit for 2001 increased by 90.6% to $10,681,882 from $5,604,766 in 2000. The Company's gross profit margin for 2001 was 25.1%, a 51.2% increase from the gross profit margin of 16.6% in 2000. The gross profit margin for the Company's Explosion Metalworking Group increased from 18.1% in 2000 to 30.9% in 2001, while the gross profit margin for the Aerospace Group decreased to 11.4% in 2001 from 13.5% in 2000. The large increase in the gross profit margin for the Explosive Metalworking Group is principally due to improved market conditions, favorable changes in product mix, continual improvements in operating efficiency at the Group's new production facility in Mount Braddock, Pennsylvania and the acquisition of Nobelclad whose gross margin increased slightly from 26.4% in 2000 to 27.4% in 2001. The decline in the gross margin rate for the Aerospace Group reflects a significant improvement in AMK Welding's gross margin and a modest improvement in the Spin Forge gross margin that were more than offset by the poor margin performance of the Group's Precision Machined Products Division

("PMP") whose gross margin fell from approximately 27% in 2000 to less than 10% in 2001. PMP's gross margin decline is principally attributable to product mix changes, but also reflects a reduction in sales that resulted in a lower absorption of fixed manufacturing costs.

          General and Administrative. General and administrative expenses decreased by $13,114, or 0.3%, to $4,230,239 in 2001 from $4,243,353 in 2000. If the general and administrative expenses of Nobelclad were excluded from the totals, general and administrative expenses would have decreased by 10.6% to $3,238,658 in 2001 from $3,622,403 in 2000. As a percentage of net sales, general and administrative expenses decreased from 12.6% in 2000 to 10.0% in 2001. This decreased percentage is attributable to the increase in the Company's sales during 2001 and lower year-to-year spending levels for the Company's U.S. operations and for Nobelclad.

          Selling Expense. Selling expenses increased by 21.3% to $2,415,750 in 2001 from $1,991,526 in 2000. As a percentage of net sales, selling expenses decreased from 5.9% in 2000 to 5.7% in 2001. If the selling expenses of Nobelclad were excluded from the totals, selling expenses would have increased by only 8.2% to $1,605,331 in 2001 from $1,483,476 in 2000. This increase relates principally to compensation expense related to bonuses associated with the Explosive Metalworking Group's strong 2001 financial performance.

          Income (Loss) from Operations. The Company reported income from operations of $4,035,893 in 2001 compared to a $630,113 loss from operations in 2000. The $4,666,006 year-to-year increase in the Company's income from operations reflects a significant improvement in operating results for the Explosive Metalworking Group and a reduced operating loss for the Aerospace Group. The Explosive Metalworking Group reported income from operations of $4,487,824 and $518,149 in 2001 and 2000, respectively. This dramatic improvement in operating results is primarily attributable to the Group's ability to increase its gross margin from 18.1% in 2000 to 30.9% in 2001. With 2002 demand for clad metal plate expected to remain relatively flat with that of 2001, the Explosive Metalworking Group's operating results in 2002 are expected to be comparable with those of 2001. The Company's Aerospace Group reported a loss from operations of $451,931 in 2001 as compared to an operating loss of $1,148,262 in 2000. Both AMK Welding and Spin Forge reported improved operating results in 2001 that were partially offset by an increased operating loss at PMP. PMP is expecting 2002 to be another challenging year as its aerospace industry customers and a significant customer in the high technology industry are experiencing low demand for their products, with a corresponding decrease in the need for PMP's precision machining services. Spin Forge is expecting 2002 sales and operating results to be comparable with those of 2001, while demand for AMK Welding's services remains strong and should lead to additional improvement in AMK operating results in 2002.

          Interest Expense. Interest expense decreased by 27.2% to $799,571 in 2001 from $1,098,181 in 2000. This decrease relates principally to the significant decline in interest rates during 2001 as average borrowing levels did not change significantly from 2000 to 2001. The reduction in revolving credit debt that was made possible by SNPE Inc.'s June 14, 2000 equity investment in the Company was largely offset by the term loan and revolving credit debt that was incurred in connection with the Company's July 3, 2001 acquisition of Nobelclad and its Nitro Metall subsidiary. Total related party interest expense was $488,000 and $202,000 in 2001 and 2000, respectively.

          Income Tax Provision. The Company recorded a consolidated income tax provision of $401,600 in 2001 versus $164,000 in 2000 of which $102,400 and zero, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with acquired operations of Nobelclad. The Company did not record a U.S. tax benefit in its December 31, 2000 financial statements since it had utilized all of its tax loss carry-backs in 1999 and the Company's financial position and near-term operations outlook as of December 31, 2000 made the future realization of tax benefits associated with net operating loss carry-forwards uncertain. Thus, the Company recorded a large valuation allowance as of December 31, 2000 that it was able to reverse when it generated taxable income in 2001 and recognized the tax benefits associated with its operating loss carry-forwards. The provision for U.S. taxes includes alternative minimum tax expense of $32,000 and deferred tax expense of $70,400. Income tax provisions on the 2001 and 2000 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates. Historically, in the absence of operating loss carry-backs, operating loss carry-forwards and any related valuation allowance, the Company's effective tax rate has ranged from 37% to 39%. Beginning in 2002, and assuming that it generates taxable income, the Company expects its future effective tax rates to return to normal levels.

          Net Income (Loss). The Company recorded net income of $2,789,230 in 2001 compared to a net loss of $1,740,610 in 2000. This significant improvement is principally attributable to the $4,666,006 increase in income from operations discussed above and also reflects the benefit of a low, 12.6% effective income tax rate in 2001, as discussed above.

Year Ended December 31, 2000 (as restated) compared to Year Ended December 31, 1999

          Net Sales. Net sales for 2000 increased 15.9% to $33,759,581 from $29,131,289 in 1999. Sales by the Explosive Metalworking Group, whose operations include explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased 34.4% from $17,014,639 in 1999 (58.4% of total sales) to $22,862,677 in 2000 (67.7% of total sales). The Explosive Metalworking Group's year 2000 sales have been restated to include $5,897,000 of Nobelclad sales (representing Nobelclad's sales for the last six months of 2000), with the Nobelclad sales accounting for the entire year-to-year increase in Group sales. The Company's Aerospace Group contributed $10,896,904 to 2000 sales (32.3% of total sales) versus sales of $12,116,650 in 1999 (41.6% of total sales). This decrease of $1,219,746, or 10.1%, reflects a $1,829,045 decline in sales at Spin Forge that is attributable to a major customer deferring shipments on a long-term production contract from 2000 to the latter part of 2001 and decreased sales under certain missile motor case programs.

          Gross Profit. Gross profit for 2000 increased by 51.0% to $5,604,766 from $3,712,002 in 1999. The Company's gross profit margin for 2000 was 16.6%, a 30.7% increase from the gross profit margin of 12.7% in 1999. The gross profit margin for the Company's Explosion Metalworking Group increased from 4.4% in 1999 to 18.1% in 2000, while the gross profit margin for the Aerospace Group decreased to 13.5% in 2000 from 24.5% in 1999. The large increase in the gross profit margin for the Explosive Metalworking Group is principally due to significant reductions in fixed manufacturing overhead costs resulting from the July 1999 closing of the Group's Colorado manufacturing facility and the consolidation of all of the Group's manufacturing activities in its new Mount Braddock, Pennsylvania plant. Price increases during the last half of the year and the gross profit contribution on Nobelclad's sales of $5,897,000 at a 26.4% gross margin rate also contributed to the Explosive Metalworking Group's improved gross margin performance. The significant decline in the gross margin rate for the Aerospace Group reflects a large decrease in sales at Spin Forge and a decrease in gross margin levels at PMP and AMK Welding due to product mix changes and higher operating expenses.

          General and Administrative. General and administrative expenses increased by $706,903, or 20.0%, to $4,243,353 in 2000 from $3,536,450 in 1999.
This increase is largely due to the inclusion of Nobelclad general and administrative expenses in the amount of $620,950 for the last half of 2000. As a percentage of sales, general and administrative expenses increased from 12.1% in 1999 to 12.6% in 2000. General and administrative expenses in 2000 included $56,780 of non-recurring severance pay.

          Selling Expense. Selling expenses increased by $566,752, or 39.8%, to $1,991,526 in 2000 from $1,424,774 in 1999. This increase is largely due to the inclusion of Nobelclad selling expenses in the amount of $508,050 for the last half of 2000. As a percentage of net sales, selling expenses increased from 4.9% in 1999 to 5.9% in 2000. Year 2000 selling expenses included $80,284 of non-recurring expenses associated with severance pay and other employee separation costs within the Explosive Metalworking Group sales department.

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

          Costs Related to Attempted Asset Disposition. On June 23, 1999, the Company announced that it had entered into an agreement to sell certain assets relating to its Explosive Metalworking Group to an unrelated third party for approximately $17 million. However, on October 20, 1999, the prospective buyer notified the Company that it was terminating the Asset Purchase Agreement. In connection with the Company's efforts during 1999 to sell its Explosive Metalworking Group, the Company recorded non-recurring expenses of $322,098. These expenses related principally to investment banking, legal and other third party fees associated with this terminated transaction.

          Income (Loss) from Operations. The Company reported a $630,113 loss from operations in 2000 compared to a loss from operations of $2,896,893 in 1999. The $2,266,780 year-to-year decrease in the Company's loss from operations reflects a significant improvement in operating results for the Explosive Metalworking Group that was partially offset by the first-ever operating loss for the Aerospace Group. The Explosive Metalworking Group reported income from operations of $518,149 in 2000 as compared to a loss from operations of $3,437,118 in 1999 that included $1,325,573 of non-recurring expenses associated with new facility start-up costs, plant closing costs and asset impairment write-downs. Excluding these non-recurring expenses, the Explosive Metalworking Group operating results showed a year-to-year improvement of $2,629,694 on increased sales of $5,848,038. These improved results reflect an increase in the Group's gross margin from 4.4% in 1999 to 18.1% in 2000, resulting from fixed manufacturing cost savings in 2000 associated with the consolidation of manufacturing facilities in 1999, stronger selling prices during the second half of 2000 and $436,000 of operating income generated by the inclusion of Nobelclad's results for the last half of 2000. The Company's Aerospace Group reported a loss from operations of $1,148,262 in 2000 as compared to income from operations of $862,323 in 1999. This unfavorable variance is attributable to the large decline in year-to-year sales at Spin Forge and reduced gross profit levels at PMP and AMK Welding.

          Interest Expense. Interest expense increased by 8.7% to $1,098,181 in 2000 from $1,009,911 in 1999. This increase is attributable to interest expense under the Company's industrial development revenue bonds that were used to finance the new clad metal plate manufacturing facility in Pennsylvania. Interest expense on the bonds was capitalized during the construction period, which ended on August 1, 1999, and expensed thereafter as the facility became operational. The increase in bond interest expense was partly offset by a decrease in interest on other outstanding debt that resulted from the reduction in revolving credit debt that was made possible by the equity invested in the Company by SNPE, Inc. on June 14, 2000.

          Income Tax Benefit. The Company recorded an income tax provision of $164,000 in 2000 that related entirely to foreign taxes of Nobelclad and an income tax benefit of $1,154,000 in 1999. As further explained below, the Company recorded no U.S. income tax benefit in 2000. In 1999, the Company was able to carry-back a major portion of its tax loss to prior years in which the Company generated taxable income and recognize a tax benefit associated with these loss carry-backs. However, the 1999 tax loss exceeded the amount of Federal tax that could be carried back to the 1997 and 1998 tax years and the Company did not recognize a tax benefit with respect to the portion of the 1999 tax loss that could be carried forward. Additionally, the 1999 tax loss could not be carried back for state tax purposes. As a result of the foregoing factors, the effective tax benefit rate of 29.8% in 1999 was significantly lower than the

Company's effective tax rate of 39.0% in 1998. In 2000, the Company did not record a tax benefit associated with its tax loss carry-forward since the future realization of the tax benefits associated with the tax loss carry-forwards was uncertain as of the date of the December 31, 2000 financial statements.

          Extraordinary Item - Loss from Extinguishment of Debt. In December 1998, the Company entered into an interest rate swap agreement with its bank related to the bank lines of credit. The Company terminated this swap agreement in the third quarter of 1999 resulting in a deferred gain of $45,600 that was being amortized over the terms of the acquisition line of credit. Once the bank lines of credit were extinguished as part of the SNPE transaction, the unamortized deferred gain of $31,388 was offset against the unamortized deferred finance charges of $111,499 related to the lines of credit and recorded as an extraordinary loss on extinguishment.

          Net Income (Loss). The Company recorded a net loss of $1,740,610 in 2000 as compared to a net loss of $2,718,108 in 1999. The $977,498 decrease in the Company's net loss was much lower than the decreased operating loss from 1999 to 2000 would suggest due to the recognition of $1,154,000 in tax benefits in 1999 versus the recognition of no tax benefit in 2000.

          LIQUIDITY AND CAPITAL RESOURCES

          Historically, the Company has obtained most of its operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating losses the Company incurred during 1999 and the first quarter of 2000, the Company violated certain financial covenants under both the revolving credit facility that was then in effect and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under the Company's industrial development revenue bonds used to finance the construction of its manufacturing facilities in Pennsylvania. On June 14, 2000 the Company's stockholders approved a Stock Purchase Agreement between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share causing SNPE to become a majority stockholder of the Company on the closing date. An additional $1,200,000 cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. The Company also borrowed $3,500,000 on June 14, 2000 under a credit facility with SNPE that carried interest at the Federal Funds Rate plus 1.5% and provided for maximum borrowings of $4,500,000. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled the Company to repay all outstanding borrowings under its bank revolving credit facility on which the Company had been in default since September 30, 1999. The bank revolving credit facility was terminated on June 14, 2000.

          As a result of the SNPE debt and equity infusion, the Company was also able to restructure financial covenants under a reimbursement agreement with its bank relating to a letter of credit in support of the Company's outstanding bonds. This original bank letter of credit, which expired in September 2001, was secured by the U.S.-based accounts receivable, inventory, property, plant and equipment of the Company's Explosive Metalworking Group and the bond proceeds not yet expended for construction. On September 5, 2001, the Company obtained a replacement letter of credit from a different bank that has a five-year term and does not require an asset pledge.

          In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. In anticipation of its acquisition by the Company, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a revolving credit facility with a French bank that provides for maximum borrowings of 1,488,266 Euros ($1,276,000 based upon the December 31, 2001 exchange rate). This bank line of credit, which had outstanding borrowings of $1,276,000 on December 31, 2001, carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by $255,200. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($1,762,600 based upon the December 31, 2001 exchange rate) intercompany working capital line with Groupe SNPE under which borrowings of $360,000 were outstanding as of December 31, 2001. This intercompany line bears interest at EURIBOR plus 1.5%.

          In December 2001, the Company obtained a $6,000,000 revolving line of credit with a U.S. bank that replaced the $4,500,000 credit facility between the Company and SNPE, Inc. This new bank line of credit will be used to finance ongoing working capital requirements of the Company's U.S. operations. Initial proceeds from the bank line of credit were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line, which expires on December 4, 2004, carries an interest rate equal to the bank's prime rate plus 1.0% through February 28, 2002 and the bank's prime rate plus 0.5% thereafter. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventories of the Company's U.S. operations and by new investments in property, plant and equipment with respect to U.S. operations that are made during the term of the agreement. As of December 31, 2001, borrowing availability under the line of credit was approximately $1,958,000 greater than the $3,381,097 in outstanding borrowings as of that date.

          The Company believes that its cash flow from operations and funds available under its credit facilities will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of its current business operations for the foreseeable future. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the Company's credit facilities could negatively affect the Company's ability to meet its future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing favorably on the basis of price. Risks associated with the availability of funds is minimized by borrowing from multiple lenders. The nature of DMC's business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

          Highlights From the Statement of Cash Flows for the Year Ended December 31, 2001

          Net cash flows from operating activities for the year ended December 31, 2001 was $4,685,334, which consisted primarily of net income of $2,789,230 adjusted for non-cash depreciation and amortization expense of $1,759,410. Positive net changes in various components of working capital contributed $72,061 to cash flow from operating activities for the year.

          Net cash flow used in investing activities for the year ended December 31, 2001 was $1,362,307 and consisted primarily of $1,360,186 in capital expenditures.

          Net cash flow used in financing activities for the year ended December 31, 2001 was $1,696,939. Significant sources of cash flow from financing activities included borrowings on new bank lines of credit in the aggregate amount of $4,609,097 and $4,000,000 in proceeds from a term loan with SNPE, Inc relating to the acquisition of Nobelclad. These sources were more than offset by the repayment of intercompany line of credit borrowings in the amount of $3,941,000, distributions to the Company's parent related to July 2001 reorganization of Nobelclad/Nitro Metall in the amount of $5,293,000, bond principal payments of $725,000, and dividend payments of $296,000 by Nobelclad and Nitro Metall to NEF, their former parent company.

          Highlights From the Statement of Cash Flows for the Year Ended December 31, 2000 (as restated)

          Net cash flows used in operating activities for the year ended December 31, 2000 was $348,702. The Company's net loss of $1,740,610 was offset by depreciation and amortization expense of $1,770,210 and thus had little impact on cash flow from operating activities. However, the net loss included a non-cash gain of $185,570 that, along with net negative changes in various components of working capital in the amount of $143,646, accounted for the majority of cash used in operating activities. Positive changes in working capital included a $1,360,000 reduction in income tax receivable relating to the receipt of tax refunds associated with 1999 tax loss carry-backs and a $2,026,507 increase in accounts payable and accrued expenses. The acquisition of Nobelclad accounted for $1,640,000 of the increase in accounts payable and accrued expenses. These positive changes in working capital were more than offset by negative working capital changes relating to increases in accounts receivable, inventories, and prepaid expenses of $2,814,244, $292,327, and $423,582, respectively. The acquisition of Nobelclad accounted for $2,030,000 of the accounts receivable increase and $422,000 of the increase in prepaid expenses.

          Net cash flow from investing activities for the year ended December 31, 2000 was $955,290. Significant sources of cash flow from investing activities included $940,036 in proceeds from the sales of property, plant and equipment, $354,588 from the repayment of a loan to a related party, $255,008 from the release of bond proceeds and $245,971 from other changes in non-current assets. These sources were partially offset by capital expenditures of $830,223, including $336,347 of expenditures on the new manufacturing facility in Pennsylvania.

          Financing activities for the year ended December 31, 2000 used $651,058 of cash. Significant sources of cash flow from financing activities included net proceeds in the aggregate amount of $10,186,252 from the SNPE transaction that closed on June 14, 2000 and $696,000 in line of credit borrowings. Sources of cash flow from the SNPE transaction were more than offset by the repayment of $10,255,000 in bank line of credit borrowings, $680,000 of bond principal payments and dividends payments of $298,000 by Nitro Metall to NEF, its former parent company.

          Highlights from the Statement of Cash Flows for the year ended December 31, 1999

          Net cash flows used in operating activities for the year ended December 31, 1999 was $111,522, which was comprised of a net loss of $2,718,108 that was largely offset by depreciation and amortization expense of $1,514,103 and net positive changes in various components of working capital.

          Net cash used from investing activities for the year ended December 31, 1999 was $826,658. Significant uses of cash for investing activities included cash paid in connection with the construction of the Company's new cladding facility totaling $5,082,680 and other capital expenditures totaling $351,425. These uses of cash were partially offset by the release of bond proceeds of $4,735,362 that were used to finance the new cladding facility.

          Net cash flow from financing activities for the year ended December 31, 1999 was $938,180. Significant sources of cash from investing activities included borrowings on the bank line of credit of $1,500,000, cash received upon the termination of the swap agreements of $150,900 and net proceeds from the issuance of common stock of $102,305. These sources of cash were partly offset by the repayment of the bank overdraft of $611,833 and bond principal payments of $165,000.

          Critical Accounting Policies

          In response to the SEC's Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, inventory valuation and impact of foreign currency exchange rate risks. We state these accounting policies in the notes to the consolidated financial statements and at relevant sections in this discussion and analysis. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report.

          Impact of SFAS No. 142

          In June 2001, the FASB authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.


          SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will reduce the Company's amortization expense by approximately $217,000 annually, beginning January 1, 2002. Upon adoption of SFAS No. 142, the carrying value of goodwill is to be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. The Company is currently evaluating the impact of adopting the standard and believes the effect of adoption will be a pre-tax charge against earnings associated with a cumulative effect from a change in accounting principle of approximately $1.9 to $3.8 million. This change in accounting principle must be reflected as a reduction in the carrying value of goodwill in 2002. Once the effect is determined, the change in accounting principle must be reflected as of January 1, 2002. Thus, if the cumulative effect of the change in accounting principle is not determined before the Company releases its financial statements for the first quarter ended March 31, 2002, these first quarter financial statements will require restatement once the effect is determined and recorded.

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

ITEM 7A.  Quantitative and Qualitative Disclosure about Market Risk


          The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates, primarily debt obligations. Since most of the Company's obligations carry variable interest rates, there is no material difference between the book value and the fair value of those obligations.


                                                                       As of December 31,
                                                                              2001
                                                                  -----------------------------
      Line of credit with SNPE S.A. - variable rate                         $360,000
           Interest rate                                                     4.91%

      Subordinated note with SNPE, Inc. - fixed rate                       $1,200,000
           Interest rate                                                     5.00%

      Term-loan,  SNPE Inc.  related to acquisition of Nobelclad           $4,000,000
      - variable rate
           Interest rate                                                     4.52%

      Industrial development revenue Bonds - variable rate                 $5,280,000
           Interest rate                                                     2.00%

      Bank lines of credit - variable rates                                $4,657,097
             Weighted average interest rate                                  5.16%


                                                                       As of December 31,
                                                                              2000
                                                                  -----------------------------

      Line of credit with SNPE, Inc. - variable rate                      $ 3,750,000
           Interest rate                                                     8.18%

      Subordinated note with SNPE, Inc. - fixed rate                      $ 1,200,000
           Interest rate                                                     5.00%

      Line  of  credit,   NEF,  former  parent  of  Nobelclad  -
      variable rate                                                         $606,000
           Interest rate                                                     4.86%

      Industrial development revenue
           bonds - variable rate                                          $ 6,005,000
           Interest rate                                                     5.10%


          Borrowing levels increased in 2001 principally as a result of the term-loan with SNPE related to the acquisition of Nobelclad. Additionally, in 2001, a new bank facility replaced DMC's line of credit with SNPE.

          The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.


                                                                        As of December 31, 2001
                                        ----------- ----------------- ------------- -------------- -------------- --------------
                                           2002           2003            2004          2005         2006 and         Total
                                                                                                    Thereafter
                                        ----------- ----------------- ------------- -------------- -------------- --------------
Bank lines of credit                        -                -         $3,636,367     $255,270       $765,460     $4,657,097
Weighted average interest rate            5.16%          5.16%           5.16%          5.16%          5.16%          5.16%

Line of Credit - SNPE S.A.               $360,000          -               -              -              -          $360,000
                                          4.91%            -               -              -              -            4.91%

Subordinated note with SNPE, Inc.           -              -               -         $1,200,000          -         $1,200,000
                                          5.00%          5.00%           5.00%          5.00%            -            5.00%

Term Loan with SNPE, Inc.                $666,666      $1,333,332      $1,333,332     $666,670           -         $4,000,000
Weighted average interest rate            4.52%          4.52%           4.52%          4.52%            -            4.52%

Industrial development
     revenue bonds                      $795,000        $855,000        $930,000      $790,000      $1,910,000     $5,280,000
     Interest rate                        2.00%          2.00%           2.00%          2.00%          2.00%          2.00%


          Prior to the acquisition of Nobelclad in 2001, all of DMC's sales were made in U.S. Dollars and, as a result, DMC was not exposed to foreign exchange risks. On a going forward basis, the functional currencies for the foreign operations of Nobelclad and Nitro Metall are the Euro and the Swedish Krona, respectively. Thus, the major foreign exchange risks relates to the Euro/Swedish Krona and Euro/U.S. Dollar conversion rates. Additionally, Nobelclad and Nitro Metall occasionally enter into transactions denominated in other than the local currency, which exposes them to other foreign exchange risks.

ITEM 8.   Consolidated Financial Statements


                  DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2001 and 2000 and for the Three Years Ended
                          December 2001, 2000 and 1999
                                                                            Page
Report of Independent Public Accountants..................................... 26
Financial Statements:
     Consolidated Balance Sheets............................................. 27
     Consolidated Statements of Operations................................... 29
     Consolidated Statements of Stockholders' Equity......................... 30
     Consolidated Statements of Cash Flows................................... 33
     Notes to consolidated Financial Statements ............................. 35
The consolidated financial statement schedules required by Regulation S-X are filed under Item 14 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheets of DYNAMIC MATERIALS CORPORATION (a Delaware corporation) and subsidiary as of December 31, 2001 and 2000 (as restated - see Note 2), and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001 (year ended December 31, 2000 as restated - see Note 2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Dynamic Materials Corporation and subsidiary as of December 31, 2001 and 2000 (as restated - see
Note 2), and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 (year ended December 31, 2000 as restated - see Note 2), in conformity with accounting principles generally accepted in the United States.






                                   /s/  ARTHUR ANDERSEN LLP



Denver, Colorado
February 25, 2002

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

            AS OF DECEMBER 31, 2001 AND 2000 (Restated - See Note 2)


                                        ASSETS                                                 2001               2000
                                        ------                                                              (Restated - See
                                                                                                                Note 2)
                                                                                        -----------------   ---------------

CURRENT ASSETS:
     Cash and cash equivalents                                                         $       1,811,618    $     298,530

     Accounts receivable, net of allowance for doubtful accounts of  $234,304 and
         $130,000, respectively                                                                6,486,171        7,261,123
     Inventories                                                                               6,708,422        6,261,155
     Prepaid expenses and other                                                                1,143,356          699,493
     Current deferred tax asset                                                                  261,400             -
                                                                                        -----------------   --------------
              Total current assets                                                            16,410,967       14,520,301
                                                                                        -----------------   --------------

PROPERTY, PLANT AND EQUIPMENT                                                                 21,255,725       20,050,509
     Less- Accumulated depreciation                                                           (6,046,251)      (4,596,850)
                                                                                        -----------------   --------------
     Property, plant and equipment--net                                                       15,209,474       15,453,659
                                                                                         ----------------   --------------

RESTRICTED CASH AND INVESTMENTS                                                                  189,128          179,394

INTANGIBLE ASSETS, net of accumulated amortization of $1,383,851 and   $1,094,870,
respectively                                                                                   4,703,769        4,992,750

OTHER ASSETS, net                                                                                400,007          260,351
                                                                                          ---------------    -------------
              Total assets                                                                $   36,913,345     $ 35,406,455
                                                                                          ===============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                  AS OF DECEMBER 31, 2001 AND 2000 (Restated -
                                  See Note 2)


                           LIABILITIES AND STOCKHOLDERS' EQUITY                                   2001            2000
                           ------------------------------------                                                (Restated -
                                                                                                               See Note 2)
                                                                                            --------------   --------------

CURRENT LIABILITIES:
     Accounts payable                                                                        $  3,153,391     $  3,871,301
     Accrued expenses                                                                           3,085,766        2,010,579
     Current maturities on long-term debt                                                       1,821,666        1,304,000
     Current portion of capital lease obligation                                                   -                 3,394
                                                                                            --------------    --------------
              Total current liabilities                                                         8,060,823        7,189,274

LONG-TERM DEBT                                                                                 13,675,431       10,257,000

NET DEFERRED TAX LIABILITIES                                                                      469,000          143,000

DEFERRED GAIN ON SWAP TERMINATION                                                                  62,097           77,887

                                                                                            --------------    --------------
              Total liabilities                                                                22,267,351       17,667,161
                                                                                            --------------    --------------
COMMITMENTS AND CONTINGENCIES  (Note 9)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and
         outstanding shares                                                                        -                -
     Common stock, $.05 par value; 15,000,000 shares authorized;
         5,029,983 and 4,990,331 shares issued and outstanding, respectively                      251,500          249,517
     Additional paid-in capital                                                                12,315,596       12,262,109
     Equity of Nobelclad and Nitro Metall                                                               -        4,600,000
     Retained earnings                                                                          2,592,898          792,668
       Other cumulative comprehensive income (loss)                                              (514,000)        (165,000)
                                                                                            --------------    -------------
              Total stockholders' equity                                                       14,645,994       17,739,294
                                                                                            --------------    -------------
              Total liabilities and stockholders' equity                                     $ 36,913,345      $35,406,455
                                                                                            ==============    =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (Restated - See Note 2) AND 1999


                                                                             2001              2000             1999
                                                                                           (Restated -
                                                                                            See Note 2)
                                                                        --------------    --------------    -------------

NET SALES                                                                  $42,514,774       $33,759,581      $29,131,289

COST OF PRODUCTS SOLD                                                       31,832,892        28,154,815       25,419,287
                                                                         --------------    --------------    -------------
              Gross profit                                                  10,681,882         5,604,766        3,712,002
                                                                         --------------    --------------    -------------
COSTS AND EXPENSES:
     General and administrative expenses                                     4,230,239         4,243,353        3,536,450
     Selling expenses                                                        2,415,750         1,991,526        1,424,774
     New facility start up costs                                                 -                -               334,372
     Plant closing costs                                                         -                -               812,197
     Impairment of long-lived assets                                             -                -               179,004
     Costs related to attempted asset disposition                                -                -               322,098
                                                                         --------------    --------------    -------------
              Total costs and expenses                                       6,645,989         6,234,879        6,608,895
                                                                         --------------    --------------    -------------
INCOME (LOSS) FROM OPERATIONS                                                4,035,893          (630,113)      (2,896,893)

OTHER INCOME (EXPENSE):
     Other income (expense), net                                               (72,340)          200,290           14,784
     Interest expense, net of amounts capitalized                             (311,571)         (896,181)      (1,009,911)
     Related party interest expense                                           (488,000)         (202,000)           -
     Interest income                                                            26,848            31,505           19,912
                                                                         --------------    --------------    -------------
     Income (loss) before income taxes                                       3,190,830        (1,496,499)      (3,872,108)

INCOME TAX (PROVISION) BENEFIT                                                (401,600)         (164,000)       1,154,000
                                                                         --------------    --------------    -------------
NET INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   2,789,230       (1,660,499)      (2,718,108)

EXTRAORDINARY ITEM - LOSS FROM EARLY EXTINGUISHMENT  OF DEBT
                                                                                 -               (80,111)          -
                                                                         --------------    --------------    -------------
NET INCOME (LOSS)                                                           $ 2,789,230     $ (1,740,610)    $ (2,718,108)
                                                                         ==============    ==============    =============

NET INCOME (LOSS) PER SHARE - BASIC:
     Net income (loss) before extraordinary item                              $ 0.56           $ (0.41)       $     (0.96)
     Extraordinary item                                                          -               (0.02)            -
                                                                         --------------    --------------    -------------
     Net income (loss)                                                        $ 0.56           $ (0.43)       $     (0.96)
                                                                         ==============    ==============    =============
NET INCOME (LOSS) PER SHARE - DILUTED:
     Net income (loss) before extraordinary item                              $ 0.55           $ (0.41)       $     (0.96)
     Extraordinary item                                                          -               (0.02)            -
                                                                         --------------    --------------    -------------
     Net income (loss)                                                        $ 0.55           $ (0.43)       $     (0.96)
                                                                         ==============    ==============    =============

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                                   5,003,399        4,004,873         2,822,184
                                                                         ==============    ==============    =============
     Diluted                                                                 5,051,223        4,004,873         2,822,184
                                                                         ==============    ==============    =============

                   The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page 1 of 3
                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000
                        (Restated - See Note 2) AND 1999




                                                                Additional      Retained         Equity of
                                         Common Stock            Paid-In       Earnings of     Nobelclad and
                                      Shares       Amount        Capital       the Company     Nitro Metall
                                     ---------    ---------     -----------    -------------   -------------
Balances, December 31, 1998          2,798,391    $ 139,920     $ 7,022,450    $ 5,521,386     $    -

  Shares issued for stock option
     exercises                          19,500          975          52,150          -              -

  Shares issued in connection
     with the employee stock
     purchase plan                      24,538        1,227          47,953          -              -

  Amortization of deferred
     compensation                         -             -               -            -              -

  Net loss                                -             -               -       (2,718,108)         -
                                    ----------    ----------    -----------    -----------     -------------
Balances, December 31, 1999          2,842,429    $ 142,122     $ 7,122,553    $ 2,803,278      $   -
                                    ==========    ==========    ===========    ===========     =============



                                                      Other
                                                     Cumulative                       Comprehensive
                                      Deferred      Comprehensive                         Loss for
                                    Compensation       Income             Total          the period
                                    -------------   -------------     -----------     --------------

Balances, December 31, 1998         $  (54,845)     $    -            $12,628,911

  Shares issued for stock option
     exercises                             -             -                 53,125

  Shares issued in connection
     with the employee stock
     purchase plan                         -             -                 49,180

  Amortization of deferred
     compensation                       16,875           -                 16,875

  Net loss                                 -             -             (2,718,108)     $ (2,718,108)
                                     ------------   ------------      ------------     -------------
Balances, December 31, 1999          $ (37,970)     $    -            $10,029,983      $ (2,718,108)
                                     ============   ============      ============     =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (Restated - See Note 2) AND 1999


                                                                        Additional      Retained         Equity of
                                                 Common Stock            Paid-In       Earnings of     Nobelclad and
                                              Shares       Amount        Capital       the Company     Nitro Metall
                                             ---------    ---------     -----------    -------------   -------------
Balances, December 31, 1999                  2,842,429     $142,122     $ 7,122,553    $ 2,803,278     $    -

  Shares issued to SNPE Inc., net of
     $563,748 in issuance costs              2,109,091      105,455       5,130,797         -               -

  Shares issued in connection with
     the employee stock purchase plan           42,561        2,128          42,322         -               -

  Amortization of deferred
     compensation                                 -            -              -             -               -

  Dividends paid by Nitro Metall
     to former parent company
     (See Note 2)                                 -            -              -             -             (298,000)

  Retroactive consolidation of Nobelclad
     and Nitro Metall effective June 30,
     2000, to reflect the July 2001
     reorganization of entities under
     common control                               -            -              -             -            4,628,000

  Forfeiture of restricted stock grant          (3,750)        (188)        (33,563)        -                -

  Net income (loss)                               -            -               -        (2,010,610)        270,000

Change in cumulative translation adjustment       -            -               -            -                -
                                             ---------     ---------    -----------    -----------     -----------
Balances, December 31, 2000
    (Restated - See Note 2)                  4,990,331     $249,517     $12,262,109    $  792,668      $4,600,000
                                             =========     =========    ===========    ===========     ===========



                                                              Other
                                                             Cumulative                       Comprehensive
                                              Deferred      Comprehensive                         Loss for
                                            Compensation        Loss             Total          the period
                                            -------------   -------------     -----------     --------------

Balances, December 31, 1999                 $  (37,970)     $     -           $10,029,983

  Shares issued to SNPE Inc., net of
     $563,748 in issuance costs                   -               -             5,236,252

  Shares issued in connection with
     the employee stock purchase plan             -               -                44,450

  Amortization of deferred
     compensation                                4,219            -                 4,219

  Dividends paid by Nitro Metall
     to former parent company
     (See Note 2)                                 -               -              (298,000)

  Retroactive consolidation of Nobelclad
     and Nitro Metall effective June 30,
     2000, to reflect the July 2001
     reorganization of entities under
     common control                               -               -             4,628,000

  Forfeiture of restricted stock grant          33,751            -                 -

  Net income (loss)                               -               -            (1,740,610)     $ (1,740,610)

Change in cumulative translation adjustment       -           (165,000)          (165,000)         (165,000)
                                                ---------    ----------       ------------     -------------
Balances, December 31, 2000
    (Restated - See Note 2)                       -          $(165,000)       $17,739,294      $(1,905,610)
                                                =========    ==========       ============     =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED DECEMBER 31, 2001, 2000
                        (Restated - See Note 2) AND 1999



                                                                        Additional      Retained         Equity of
                                                 Common Stock            Paid-In       Earnings of     Nobelclad and
                                              Shares       Amount        Capital       the Company     Nitro Metall
                                             ---------    ---------     -----------    -------------   -------------

Balances, December 31, 2000
(Restated - See Note 2)                         4,990,331    $ 249,517    $ 12,262,109     $ 792,668     $  4,600,000

  Shares issued for stock option
     exercises                                      1,250           63           2,125          -               -

  Shares issued in connection
     with the employee stock
     purchase plan                                 38,402        1,920          51,362          -               -

  Dividends paid by Nobelclad and
     Nitro Metall  to former parent
     company (see Note 2)                            -            -             -               -            (296,000)

  Deemed dividend for debt obligation
     to SNPE and third party debt
     assumed in July 2001 as part of
     reorganization of entities under
     common control (See Note 2)                     -            -             -           (989,000)      (4,304,000)

  Net income                                         -            -             -          2,789,230            -

Change in cumulative translation adjustment          -            -             -               -               -
                                                ---------    ---------    ------------    ------------   -------------
Balances, December 31, 2001                     5,029,983    $ 251,500    $ 12,315,596    $  2,592,898   $      -
                                                =========    =========    ============    ============   =============



                                                                 Other
                                                                Cumulative                       Comprehensive
                                                 Deferred      Comprehensive                       Income for
                                               Compensation        Loss             Total          the period
                                               -------------   -------------     -----------     --------------

Balances, December 31, 2000
(Restated - See Note 2)                              -         $  (165,000)      $17,739,294

  Shares issued for stock option
     exercises                                       -                -                2,188

  Shares issued in connection
     with the employee stock
     purchase plan                                   -                -               53,282

  Dividends paid by Nobelclad and
     Nitro Metall  to former parent
     company (see Note 2)                            -                -             (296,000)

  Deemed dividend for debt obligation
     to SNPE and third party debt
     assumed in July 2001 as part of
     reorganization of entities under
     common control (See Note 2)                     -                -           (5,293,000)

  Net income                                         -                -            2,789,230       $ 2,789,230

Change in cumulative translation adjustment          -            (349,000)         (349,000)         (349,000)
                                              ----------       ------------     -------------      ------------
Balances, December 31, 2001                   $      -         $  (514,000)      $14,645,994       $ 2,440,230
                                              ==========       ============     =============      ============




                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (Restated - See Note 2) AND 1999


                                                                             2001             2000            1999
                                                                                          (Restated -
                                                                                          See Note 2)
                                                                         ------------     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                     $ 2,789,230     $(1,740,610)    $ (2,718,108)
    Adjustments to reconcile net income (loss)
       to net cash flows from operating activities-
          Depreciation                                                      1,470,429       1,461,417        1,187,785
          Amortization                                                        288,981         308,793          326,318
          Amortization of deferred compensation                               -                 4,219           16,875
          Amortization of deferred gain on swap termination                   (15,790)        (55,305)         (17,708)
          Provision for deferred income taxes                                  79,600           2,000           66,300
          Impairment of long-lived assets                                     -               -                179,004
          Loss (gain) on sale of property, plant and equipment                    823        (185,570)         -
          Change in-
              Accounts receivable, net                                        631,952      (2,814,244)       1,015,779
              Inventories                                                    (600,267)       (292,327)       1,963,001
              Prepaid expenses and other                                     (215,863)       (423,582)         (95,701)
              Income tax receivable                                           -             1,360,000         (860,068)
              Accounts payable                                               (605,910)      1,411,724         (537,513)
              Accrued expenses                                                862,149         614,783         (637,486)
                                                                         ------------     -----------     ------------
              Net cash flows from operating activities                      4,685,334        (348,702)        (111,522)
                                                                         ------------     -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment and earnings on bond proceeds                                   (9,734)        (10,090)        (110,693)
    Release of bond proceeds by trustee                                       -               255,008        4,735,362
    Cash paid in connection with the construction
       of the new facility                                                    -              (336,347)      (5,082,680)
    Acquisition of property, plant and equipment                           (1,360,186)       (493,876)        (351,425)
    Loan to related party                                                     -               -                (74,588)
    Proceeds from repayment of loan to related party                          -               354,588          -
    Change in other non-current assets                                          6,453         245,971           57,366
    Proceeds from sale of property, plant and equipment                         1,160         940,036          -
                                                                         ------------     -----------     ------------
              Net cash flows from investing activities                     (1,362,307)        955,290         (826,658)
                                                                         ------------     -----------     ------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 (Restated - See Note 2) AND 1999


                                                                          2001             2000                1999
                                                                                       (Restated -
                                                                                        See Note 2)
                                                                     --------------    -------------      --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings/(payments) on bank line of credit, net                $    3,381,097    $     696,000      $   1,500,000
    Repayment on bank line of credit                                       -             (10,255,000)          -
    Repayment on related party lines of credit                           (3,941,000)         -                 -
    Payment on industrial development revenue bonds                        (725,000)        (680,000)          (165,000)
    Proceeds from issuance of common stock to SNPE, Inc.,
       net of issuance costs                                               -               5,236,252           -
    Borrowings on SNPE, Inc. line of credit                                -               3,750,000           -
    Borrowings on SNPE, Inc. convertible subordinated note                 -               1,200,000           -
    Reorganization of entities under common control-
       Borrowed from parent under note payable                            4,000,000          -                 -
       Borrowed from bank                                                 1,228,000          -                 -
       Distributions to parent for July 2001 reorganization              (5,293,000)         -                 -
    Dividends paid by Nobelclad / Nitro Metall to former
       parent company                                                      (296,000)        (298,000)          -
    Payments on long-term debt                                             -                 -                   (5,742)
    Payments on capital lease obligation                                     (3,394)         (34,905)           (32,450)
    Payment of deferred financing costs                                    (146,109)        (116,384)          -
    Cash received upon termination of swap agreements                      -                 -                  150,900
    Repayment of bank overdraft                                            -                (193,471)          (611,833)
    Net proceeds from issuance of common stock                               55,467           44,450            102,305
                                                                     --------------    -------------      -------------
              Net cash flows from financing activities                   (1,739,939)        (651,058)           938,180
                                                                     --------------    -------------      -------------
EFFECTS OF EXCHANGE RATES ON CASH                                           (70,000)         (39,000)          -

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                      1,513,088          (83,470)          -

CASH AND CASH EQUIVALENTS, beginning of the year                            298,530          382,000           -
                                                                     --------------    -------------      -------------
CASH AND CASH EQUIVALENTS, end of the year                           $    1,811,618    $     298,530      $    -
                                                                     ==============    =============      =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid during the period for-
          Interest, net of amounts capitalized                       $      683,542    $     856,026      $     951,507
                                                                     ==============    =============      =============
          Income taxes                                               $      154,531    $     162,647      $     145,307
                                                                     ==============    =============      =============


                   The accompanying notes are an integral part of these consolidated financial statements.

                  DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2001, 2000 AND 1999




(1)  ORGANIZATION AND BUSINESS

          Dynamic Materials Corporation and subsidiary (the "Company") was incorporated in the state of Colorado in 1971, and reincorporated in the state of Delaware during 1997, to provide products and services requiring explosive metalworking. The Company is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, France and Sweden. Customers are located throughout North America, Western Europe, Australia and the Far East. The Company currently operates under two business groups - explosion metalworking, in which metals are metallurgically joined or altered by using explosives; and aerospace, in which parts are machined, formed or welded primarily for the commercial aircraft and aerospace industries. The Company's wholly-owned subsidiary, Nobelclad Europe S.A. ("Nobelclad"), was acquired during 2001 (See Note 2) from an affiliate of the Company's parent.

          Transaction with SNPE, Inc.

          On June 14, 2000, the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc. ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, the Company borrowed $1,200,000 under a convertible subordinated note from SNPE. The Company also borrowed an original amount of $3,500,000 under a credit facility with SNPE (see Note 4). Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999. SNPE Inc. held 406,400 shares of the Company, prior to the Agreement, and purchased an additional 248,000 shares on June 20, 2000. SNPE, Inc. currently owns 2,763,491 shares or 55% of the Company's common stock.


(2)  ACQUISITIONS

          On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall"), operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively. NEF is wholly owned by SNPE S.A. ("Groupe SNPE") and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobelclad stock.

          As a result of the Company and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. The financial statements of the Company for the year ended December 31, 2000 have been retroactively restated to effectively combine the historical financial statements of Nobelclad and Nitro Metall prospectively, from June 2000, the date SNPE acquired a majority interest in the Company. The purchase price paid by the Company in July 2001 of $5.3 million, the majority of which was financed by a note payable to SNPE and third-party debt assumed from SNPE, is reflected in the restated statement of stockholder's equity as a deemed dividend paid to SNPE at the time of the reorganization. The historical cost amounts for Nobelclad and Nitro Metall that were retroactively combined are as follows:


                                            -------------------------- ------------------------- --------------------------

                                                December 31, 2001         December 31, 2000            June 30, 2000

                                            -------------------------- ------------------------- --------------------------
Balance sheet
Current assets                                     $ 5,546,000                 $ 5,593,000              $ 3,594,000
Net property, plant & equipment                      2,139,000                   2,177,000                2,129,000
Total assets                                         7,685,000                   7,770,000                5,723,000
Current liabilities                                  3,186,000                   3,167,000                  907,000
Non-current liabilities                              1,413,000                     170,000                  189,000
Stockholders' equity                                 3,086,000                   4,433,000                4,627,000


                                            -------------------------------------------------------------------------------

                                              Period from January 1, 2001 through     Period from June 30, 2000 through
                                                        December 31, 2001                       December 31, 2000

                                            -------------------------------------------------------------------------------
Statement of Operations
Net sales                                              $    9,867,000                           $   5,897,000
Cost of products sold                                       7,014,000                               4,332,000
                                                       --------------                           -------------
     Gross profit                                           2,853,000                               1,565,000
Costs and expenses                                          1,802,000                               1,129,000
                                                       --------------                           -------------
Income from operations                                      1,051,000                                 436,000
Other income (expense)                                       (163,000)                                 (2,000)
                                                       --------------                           -------------
Income before income tax   provision                          888,000                                 434,000
Income tax benefit (provision)                               (299,000)                               (164,000)
                                                       --------------                           -------------
Net income                                             $      589,000                           $     270,000
                                                       ==============                           =============


(3)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation

          The consolidated financial statements include the accounts of the Company and subsidiary in which it has a greater than a 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority-owned and where the Company does not exercise significant influence are reported using the equity method of accounting.

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

          Foreign Operations and Foreign Exchange Rate Risk

          The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity and are included in other cumulative comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

          Inventories

          Inventories are stated at the lower-of-cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs and factory overhead.

          Inventories consist of the following at December 31, 2001 and 2000:

                                                            2001            2000
                                                                       (Restated - See
                                                                           Note 2)
                                                         -----------     -----------
              Raw material                               $ 2,414,394     $ 2,366,620
              Work in process                              4,230,671       3,842,814
              Supplies                                        63,357          51,721
                                                         -----------     -----------
                                                         $ 6,708,422     $ 6,261,155
                                                         ===========     ===========

          Property, Plant and Equipment

          Property, plant and equipment are recorded at cost. Additions, improvements and betterments are capitalized when incurred. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset as follows:

              Building and improvements                     3-20 years
              Manufacturing equipment and tooling           3-15 years
              Furniture, fixtures and computer equipment    3-10 years
              Other                                         3-10 years

              Property, plant and equipment consists of the following at December 31, 2001 and 2000:


                                                             2001               2000
                                                                         (Restated - See
                                                                              Note 2)
                                                         -----------       -----------
              Land                                       $   435,736       $   397,600
              Building and improvements                    6,664,845         6,608,426
              Manufacturing equipment and tooling         11,628,322        10,813,678
              Furniture, fixtures and computer equipment   2,330,602         2,020,048
              Other                                          196,220           210,757
                                                         -----------       -----------
                                                         $21,255,725       $20,050,509
                                                         ===========       ===========


          Intangible Assets and Goodwill

          The Company holds numerous product and process patents related to the business of explosion metalworking and metallic products produced by various explosive processes. The Company's current patents expire between 2001 and 2012; however, expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

          Patent costs are included in intangible assets in the accompanying balance sheets and include primarily legal and filing fees associated with the patent registration. These costs are amortized over the expected useful life of the issued patent, up to 17 years.


          Intangible assets and goodwill are summarized as follows as of December 31, 2001 and 2000:



                                                   2001              2000
                                                                (Restated - See
                                                                     Note 2)
                                                -----------       -----------
              Goodwill                          $ 5,416,098       $ 5,416,098
              Non-compete agreements                420,000           400,000
              Other                                 251,522           271,522
                                                -----------       -----------
                                                  6,087,620         6,087,620
              Accumulated amortization           (1,383,851)       (1,094,870)
                                                -----------       -----------
                                                $ 4,703,769       $ 4,992,750
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

          Asset Impairments

          The Company reviews its long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, and impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. Beginning in 2002, the Company will be required to adopt the new Accounting Principles related to evaluating impairments of long-lived assets. See the "New Accounting Principles" discussion below for further description.

          Plant Closing Costs

          On April 22, 1999, the Company announced that it would be closing its Louisville, Colorado based explosion bonded clad metal plate manufacturing facility in the third quarter of 1999 and consolidating all of its Explosive Metalworking Group operations into the new Pennsylvania-based clad plate manufacturing facility. The Company recorded a total of $812,197 in non-recurring charges during the year ended December 31, 1999 to cover costs associated with this plant closing. Plant closing costs include severance pay to terminated employees, outplacement service fees and certain expenses incurred in connection with final plant shutdown, clean-up and site reclamation work subsequent to the discontinuation of manufacturing activities at this facility.

          In connection with the plant closing discussed above, the Company identified certain long-lived assets associated with its Colorado manufacturing operations that were abandoned and had negligible fair market values. Accordingly, the Company recorded asset impairment write-downs of $179,004 during the second and third quarters of 1999. The impaired assets, which after the write-down had no carrying value, have been disposed.

          The Company also identified certain inventory that was determined to have little value as a result of the plant closing. This inventory, which totaled approximately $108,000, was consequently written off in the second quarter of 1999. This charge is included in cost of products sold for the year ended December 31, 1999.

          Other Assets

          Included in other assets are deferred financing costs of $212,623 and $100,748, net of accumulated amortization of $34,234 and $15,636, as of December 31, 2001 and 2000, respectively. The deferred financing costs outstanding at December 31, 2001 related to the Company's new bank line of credit (see Note 4) and the replacement letter of credit on the industrial revenue bonds (see Note
4). The Company obtained the new bank line of credit in December 2001 and is amortizing the related deferred financing costs over the three-year term of the loan agreement. With the proceeds from the new bank line of credit, the Company paid off the intercompany line of credit with SNPE, Inc. All related deferred financing costs were fully amortized. The original letter of credit on the industrial revenue bonds expired in September 2001 at which time the Company obtained a replacement letter of credit. The deferred financing costs associated with the replacement letter of credit in the amount of $100,225 are being amortized over its five-year term. Also included in other assets at December 31, 2001 and 2000 are net bond issue costs of $101,367 and $127,140, respectively, associated with the industrial development revenue bonds used to finance the Company's new manufacturing facility (Note 4). These costs, which originally totaled $195,720, are being amortized over the life of the bonds.

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

          Net Income (Loss) Per Share

          Basic earnings per share ("EPS") is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:


                                                                          For the year ended December 31, 2001
                                                                    -----------------------------------------------
                                                                                                         Per share
                                                                      Income                Shares         Amount
                                                                    ----------            ---------      ---------
Basic earnings per share:
       Income available to common
       shareholders                                                 $2,789,230            5,003,399      $    0.56
                                                                                                         =========

Dilutive effect of options to purchase common
       stock                                                          -                      47,824
                                                                    ----------            ---------
Dilutive earnings per share:
       Income available to common
       shareholders                                                 $2,789,230            5,051,223      $    0.55
                                                                    ==========            =========      =========

          During the years ended December 31, 2000 (as restated - see Note 2) and 1999, the Company incurred a net loss, therefore, there is no difference in basic and diluted loss per share because the effect of options to purchase common stock and the conversion of the convertible subordinated debt is antidilutive.

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

          Cash and Cash Equivalents

          For purposes of the financial statements, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash held in escrow and restricted to a specific use is classified based on the expected timing of such disbursement.

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

          New Accounting Principles

          In June 2001, the Financial Accounting Standards Board ("FASB") authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires the use of the purchase method of accounting for all business combinations initiated after June 30, 2001. SFAS No. 141 requires intangible assets to be recognized if they arise from contractual or legal rights or are "separable", i.e., it is feasible that they may be sold, transferred, licensed, rented, exchanged or pledged. As a result, it is likely that more intangible assets will be recognized under SFAS No. 141 than its predecessor, APB Opinion No.16 although in some instances previously recognized intangibles will be subsumed into goodwill.

          Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

          SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will reduce the Company's amortization expense by approximately $217,000 annually, beginning January 1, 2002. Upon adoption of SFAS No. 142, the carrying value of goodwill is to be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. The Company is currently evaluating the impact of adopting the standard and believes the effect of adoption will be a pre-tax charge against earnings associated with a cumulative effect from a change in accounting principle of approximately $1.9 to $3.8 million. This change in accounting principle must be reflected as a reduction in the carrying value of goodwill in 2002. Once the effect is determined, the change in accounting principle must be reflected as of January 1, 2002. Thus, if the cumulative effect of the change in accounting principle is not determined before the Company releases its financial statements for the first quarter ended March 31, 2002, these first quarter financial statements will require restatement once the effect is determined and recorded.

          In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 143 will have on its financial position and results of operations.

          In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 supercedes SFAS 121, and establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. The Company is currently evaluating the potential impact, if any, the adoption of SFAS 144 will have on its financial position and results of operation.

(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2001 and 2000:


                                                                          2001                 2000
                                                                                         (Restated - See
                                                                                              Note 2)
                                                                     -------------        -------------

     Line of credit - SNPE, Inc.                                     $        -           $   3,750,000

     Line of credit - SNPE S.A.                                            360,000                -

     Line of credit - NEF, former parent of Nobelclad                         -                 606,000

     Convertible subordinated note - SNPE, Inc.                          1,200,000            1,200,000

     Term-loan - SNPE, Inc. related to the acquisition
        of Nobelclad                                                     4,000,000                -

     Bank lines of credit                                                4,657,097                -

     Industrial development revenue bonds                                5,280,000            6,005,000
                                                                     -------------        -------------
                                                                        15,497,097           11,561,000

        Less- Current maturities                                        (1,821,666)          (1,304,000)
                                                                     -------------        -------------
                                                                     $  13,675,431        $  10,257,000
                                                                     =============        =============

          SNPE, Inc. Line of Credit

          In connection with the SNPE, Inc. ("SNPE") transaction (see Note 1), the Company borrowed $3,500,000 on June 14, 2000 under a new credit facility with SNPE. The SNPE credit facility, as amended, provided for maximum borrowings of $4,500,000 and was used to finance working capital requirements and carried interest at the Federal Funds Rate plus 1.5%. The outstanding balance was repaid in full on December 4, 2001 with proceeds from a new bank line of credit.

          SNPE S.A. Line of Credit

          The Company's subsidiary, Nobelclad, has a line of credit or "cash agreement" with SNPE S.A. ("Groupe SNPE") that provides for up to 2 million Euros ($1,762,600 based upon the December 31, 2001 exchange rate) in cash advances to meet the working capital needs of Nobelclad. Borrowings under the line bear interest at EURIBOR plus 1.5%. The line expires on December 31, 2002 but is subject to annual renewal by the parties. The agreement automatically terminates if Groupe SNPE loses its indirect control of Nobelclad. The interest rate on outstanding borrowings as of December 31, 2001 was 4.91%. The predecessor line between Nobelclad and NEF, which had outstanding borrowings of $606,000 as of December 31, 2000, contained similar terms.

          SNPE, Inc. Convertible Subordinated Note

          In connection with the SNPE transaction (see Note 1), a cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note ("Subordinated Note"). SNPE may convert the $1,200,000 Subordinated Note into common stock of the Company at a conversion price of $6 at any time up to, and including the maturity date (June 14, 2005). If the note is not converted, the entire principal balance is due at the maturity date.

          SNPE, Inc. Term Loan

          In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE, Inc. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payment of $333,333 are due, with the final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. The interest rate on outstanding borrowings as of December 31, 2001 was 4.52%.

          Bank Lines of Credit

          In June 2001, Nobelclad secured a revolving line of credit with a French bank that provides for maximum borrowings of 1,488,266 Euros ($1,276,000 based upon the December 31, 2001 exchange rate), the full amount of which was outstanding as of December 31, 2001. Proceeds from the line of credit were used to finance Nobelclad's acquisition of the stock of Nitro Metall (see Note 2) and the full amount of the line was outstanding as of December 31, 2001. Borrowings under the line of credit bear interest at EURIBOR plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by $255,200. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. The interest rate on outstanding borrowings as of December 31, 2001 was 3.61%.

          In December 2001, the Company obtained a $6,000,000 revolving line of credit with a U.S. bank that had an outstanding balance of $3,381,097 as of December 31, 2001. At closing, proceeds from the line of credit were used to retire line of credit borrowings from SNPE and the line will be used to finance ongoing working capital requirements of the Company's U.S. operations. The line of credit, which expires on December 4, 2004, carries an interest rate equal to the bank's prime rate plus 1% through February 28, 2002 and the bank's prime rate plus 0.5% thereafter. Maximum borrowings under the line of credit are limited to a calculated borrowing base ($5,339,445 based on inventory and accounts receivable balances as of December 31, 2001) and are secured by accounts receivable and inventories of the Company's U.S. operations and by investments in property, plant and equipment with respect to U.S. operations that are made during the term of the agreement and that constitute capital expenditures. The interest rate on outstanding borrowings as of December 31, 2001 was 5.75%.

          As of December 31, 2001, the Company is in compliance with all financial covenants and other provisions of its debt agreements.

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

          Industrial Development Revenue Bonds

          During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project was being financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at December 31, 2001 and 2000 was 2.0% and 5.1%, respectively. The Company has established a bank letter of credit in the trustee's favor for the principal amount of outstanding bonds plus 98 days accrued interest on the bonds. The original letter of credit, which expired in September 2001, was secured by the U.S.-based accounts receivable, inventory, property, plant and equipment of the Company's Explosive Metalworking Group and the bond proceeds not yet expended for construction. On September 5, 2001, the Company obtained a replacement letter of credit from a different bank that has a five-year term and does not require an asset pledge. The portion of the borrowings not yet expended for construction was $189,128 and $179,394 as of December 31, 2001 and 2000, respectively, and was classified as restricted cash and investments in the accompanying balance sheets. A trustee holds the proceeds until qualified expenditures are made and reimbursed to the Company. The Company may redeem the bonds prior to their final maturity on September 1, 2013 at an amount equal to the outstanding principal plus any accrued interest.

          In September 1998, the Company entered into an interest rate swap agreement with its bank under which the Company converted the variable interest rate on the bonds to a rate that is largely fixed. The Company terminated this swap agreement during the third quarter of 1999 resulting in a deferred gain of $105,300, which is being amortized over the term of the bonds.

          Loan Covenants and Restrictions

          The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.

          Scheduled Debt Maturity

          The Company's long-term debt matures as follows:

                  Year ended December 31-
                           2002                               $  1,821,666
                           2003                                  2,188,332
                           2004                                  5,899,699
                           2005                                  2,911,940
                           2006                                    440,270
                           Thereafter                            2,235,190
                                                              ------------
                                                              $ 15,497,097
                                                              ============

(5)    COMMON STOCK OPTIONS AND BENEFIT PLAN

          Stock Option Plans

          The Company maintains stock option plans that provide for grants of both incentive stock options and non-statutory stock options. During 1997, the 1992 Incentive Stock Option Plan and the 1994 Non-employee Director Stock Option Plan were both amended and restated in the form of the 1997 Equity Incentive Plan, which was approved by the Company's stockholders in May of 1997. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates that range from five to ten years from the date of grant. Under the 1997 Equity Incentive Plan, there are 1,075,000 shares of common stock authorized to be granted, of which 385,250 remain available for future grants.

          Statement of Financial Accounting Standards No. 123 ("SFAS 123")

          SFAS 123, Accounting for Stock-Based Compensation, defines a fair value based method of accounting for employee stock options or similar equity instruments. However, SFAS 123 allows the continued measurement of compensation cost for such plans using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), provided that pro forma disclosures are made of net income and net income per share, assuming the fair value based method of SFAS 123 had been applied. The Company has elected to account for its stock-based compensation plans under APB 25; accordingly, for purposes of the pro forma disclosures presented below, the Company has computed the fair values of all options granted during 2001, 2000 and 1999, using an acceptable option pricing model and the following weighted average assumptions:


                                                2001              2000               1999

                                          ---------------   ----------------   --------------
           Risk-free interest rate             4.4%               6.4%              4.8%
           Expected lives                      4.0 years          4.0 years         4.0 years
           Expected volatility               103.0%              97.2%             82.2%
           Expected dividend yield               0%                 0%                0%


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

          The total fair value of options granted was computed to be approximately $270,390, $153,705 and $260,900 for the years ended December 31, 2001, 2000 and 1999, respectively. These amounts are amortized on a straight-line basis over the vesting periods of the options. Pro forma stock-based compensation (including the effects of its Employee Stock Purchase
Plan), net of the effect of forfeitures, was $235,801, $311,459 and $597,200 for 2001, 2000 and 1999, respectively.

          If the Company had accounted for its stock-based compensation plans in accordance with SFAS 123, the Company's net income (loss) and pro forma net income (loss) per common share would have been reported as follows:


                                                                                    Year Ended December 31,
                                                                        ------------------------------------------------
                                                                            2001             2000             1999
                                                                                          (Restated -
                                                                                          See Note 2)
                                                                        -----------      ------------      ------------
              Net (loss) income:
                 As reported                                            $2,789,230       $(1,740,610)      $(2,718,108)
                 Pro forma                                              $2,553,429       $(2,052,069)      $(3,315,308)

              Pro forma basic earnings per common share:
                 As reported                                              $0.56            $(0.43)            $(0.96)
                 Pro forma                                                $0.51            $(0.50)            $(1.17)

              Pro forma diluted earnings per common share:
                 As reported                                              $0.55            $(0.43)            $(0.96)
                 Pro forma                                                $0.51            $(0.50)            $(1.17)


          Weighted average shares used to calculate pro forma diluted earnings per share were determined as described in Note 3, except in applying the treasury stock method to outstanding options, net proceeds assumed received upon exercise were increased by the amount of compensation costs attributable to future service periods and not yet recognized as pro forma expense and the amount of any tax benefits upon assumed exercise that would be credited to additional paid-in capital.

          A summary of stock option activity for the years ended December 31, 2001, 2000 and 1999 is as follows:


                                                     2001                        2000                     1999
                                              -------------------        ------------------         -----------------
                                                         Weighted                  Weighted                  Weighted
                                                          Average                   Average                   Average
                                                         Exercise                  Exercise                  Exercise
                                              Options       Price        Options     Price          Options    Price
                                              -------     -------        -------     ------         -------    ------
Outstanding at beginning of year              354,251     $  5.75        540,334     $ 6.66         540,625    $ 6.94
Granted                                       187,000     $  2.02        127,500     $ 1.59         102,500    $ 4.10
Cancelled                                     (74,251)    $  5.69       (313,583)    $ 5.62         (83,291)   $ 6.49
Exercised                                      (1,250)    $  1.75          -          -             (19,500)   $ 2.72
                                              -------     -------        -------     ------         -------    ------

Outstanding at end of year                    465,750      $ 4.27        354,251     $ 5.75         540,334    $ 6.66
                                              =======     =======        =======     ======         =======    ======

Exercisable at end of year                    239,941      $ 5.93        212,376     $ 7.22         262,962     $7.04
                                              =======     =======        =======     ======         =======    ======

          The weighted average fair values and weighted average exercise prices of options granted are as follows:


                               For the Year Ended            For the Year Ended            For the Year Ended
                               December 31, 2001             December 31, 2000             December 31, 1999
                                      Fair   Exercise                Fair   Exercise                Fair  Exercise
                           Number    Value     Price      Number    Value     Price      Number    Value     Price
                           ---------------------------------------------------------------------------------------
Exercise Price
Less than market
  price                     35,000    $1.83    $2.65      47,500     $1.14    $1.33      20,000     $2.90    $3.72
Equal to market price      152,000    $1.36    $1.88      80,000     $1.24    $1.75      82,500     $2.62    $4.19
Greater than market
  price                        -         -         -          -          -        -          -          -        -
                           -------    -----    -----      -------    -----    -----      -------    -----    -----
       Total               187,000    $1.45    $2.02      127,500    $1.21    $1.59      102,500    $2.67    $4.10
                           =======    =====    =====      =======    =====    =====      =======    =====    =====



          The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2001:


                                       Options Outstanding                        Options Exercisable
                   ------------------------------------------------------   -------------------------------
                   Number of Options    Weighted Average                       Number
   Range of         Outstanding at          Remaining        Weighted       Exercisable at     Weighted
  Exercise           December 31,       Contractual Life      Average       December 31         Average
   Prices               2001                in Years       Exercise Price      2001          Exercise Price
  $1.33 - 1.75          80,250                 8.43            $1.50           55,691          $1.39
  $1.88 - 1.88         140,000                 9.12            $1.88             -               -
  $2.00 - 4.19          70,000                 8.26            $3.25           25,000          $3.73
  $5.31 - 7.88         103,500                 6.09            $7.50           89,500          $7.46
  $7.92 - 9.63          72,000                 5.41            $8.38           69,750          $8.39
                       -------                 ----            -----          -------          -----
  $1.33 - 9.63         465,750                 7.63            $4.27          239,941          $5.93
                       =======                 ====            =====          =======          =====


          Employee Stock Purchase Plan

          The Company has an Employee Stock Purchase Plan ("ESPP") which is authorized to issue up to 175,000 shares. The offerings begin on the first day following each previous offering ("Offering Date") and end six months from the offering date ("Purchase Date"). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company's common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 38,402, 42,561 and 24,538 shares of the Company's stock were purchased during the years ended December 31, 2001, 2000 and 1999, respectively.

          The pro forma net income calculation above reflects $26,575, $29,124 and $29,200 in compensation expense associated with the ESPP for 2001, 2000 and 1999, respectively. The compensation expense represents the fair value of the employees' purchase rights which was estimated using an acceptable pricing model with the following weighted average assumptions:


                                                                 Year Ended
                                                                December 31,
                                             ---------------------------------------------------
                                                 2001              2000               1999
                                             -------------      ------------      ------------
         Risk-free interest rate                 4.6%               6.3%              4.5%
         Expected lives                          0.5 year           0.5 year          0.5 year
         Expected volatility                    98.0%             149.3%            131.0%
         Expected dividend yield                    0%                0%                0%


          401(k) Plan

          The Company offers a contributory 401(k) plan (the "Plan") to its employees. The Company made matching contributions to the Plan at 50% of the employees' contribution for the first 8% of the employees' compensation for 2001, 2000 and 1999. Total Company contributions were $161,104, $169,535 and $185,747 for the years ended December 31, 2001, 2000 and 1999, respectively.

(6)  INCOME TAXES

The components of the (benefit) provision for income taxes are as follows:

                                                              2001           2000                1999
                                                                         (Restated -
                                                                          See Note 2)
                                                         -----------     ------------         ------------
              Current - Federal                          $   32,000        $   -              $(1,061,660)
              Current - State                                  -               -                 (158,640)
              Current - Foreign                             290,000         162,000                  -

              Deferred - Federal                             61,400            -                   57,680
              Deferred - State                                9,200            -                    8,620
              Deferred - Foreign                              9,000           2,000                  -
                                                         -----------      ----------          ------------
              Income tax provision (benefit)             $  401,600        $164,000           $(1,154,000)


          The Company's deferred tax assets and liabilities at December 31, 2001 and 2000 consist of the following:


                                                                     2001                 2000
                                                                                      (Restated -
                                                                                       See Note 2)
                                                                 ------------         ------------
         Deferred tax assets-
            Federal net operating loss carry-forward             $   858,000          $ 1,332,000
            Federal AMT tax credit carry-forward                     113,000              169,000
            State net operating loss carry-forward                   220,000              414,000
            Inventory                                                 13,200               15,500
            Allowance for doubtful accounts                           70,900               50,500
            Repair reserve                                            29,200               31,500
            Vacation accrual                                         113,000              121,500
            Accrual for unbilled services                              5,900                4,000
                                                                 ------------         ------------
                                                                   1,423,200             2,138,000
         Deferred tax liability-
            Depreciation                                          (1,416,200)           (1,085,500)
            Foreign income taxed in future periods                  (137,000)             (143,000)
            Other                                                    (77,600)              (20,500)
         Valuation allowance                                            -               (1,032,000)
                                                                 ------------         ------------
                      Net deferred tax liabilities               $  (207,600)         $   (143,000)
                                                                 ============         ============

         Net current deferred tax assets                         $   261,400          $    261,000
         Net long-term deferred tax assets                              -                  628,000
         Net long-term deferred tax liabilities                     (469,000)                  -
         Valuation allowance                                            -               (1,032,000)
                                                                 ------------         ------------
                                                                 $  (207,600)         $   (143,000)
                                                                 ============         ============

          A reconciliation of the Company's income tax provision (benefit) computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:


                                                                   2001               2000               1999
                                                                                  (Restated -
                                                                                   See Note 2)
                                                                ------------      -------------      ------------
      Federal income tax at statutory rate                      $  1,085,000      $   (536,000)      $(1,316,500)
      State tax items, net                                           116,500           (99,500)           (3,800)
      Effect of difference between US Federal
              and Foreign tax rates                                   (3,000)           16,400             -
      Nondeductible expenses                                           8,100             8,100             4,300
      Federal tax net operating loss in excess
              of book net operating loss                             -                   -              (121,000)
      Revision of prior years estimates                              227,000             -                 -
      Federal AMT tax credit carry-forward -
              not recognized                                         -                   -                26,000
      Change in valuation allowance                               (1,032,000)          775,000           257,000
                                                                ------------      ------------        ----------
      Provision (benefit) for income taxes                      $    401,600      $    164,000       $(1,154,000)
                                                                ============      ============        ===========


          The available tax loss carry-backs were fully utilized in 1999 and, were therefore, not available for any of the 2000 tax loss. The Company has $2,522,503 in NOL carry-forwards for US Federal tax purposes that expire through 2021.

(7)  RECEIVABLE FROM RELATED PARTY

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

(8)  BUSINESS SEGMENTS

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

          Segment information is presented for the years ended December 31, 2001, 2000 and 1999 as follows:

                                                                       Explosive
                                                                     Manufacturing       Aerospace            Total
                                                                     -------------     -------------      ------------
As of and for the year ended December 31, 2001:
Net sales                                                              $30,019,586      $ 12,495,188       $42,514,774
                                                                      ============      ============       ============

Depreciation and amortization                                          $   999,465      $    759,945       $ 1,759,410
                                                                      ============      ============       ============
Income (loss) from operations                                          $ 4,487,824      $   (451,931)      $ 4,035,893
    Unallocated amounts:
    Other income (expense)                                                                                     (72,340)
    Interest expense                                                                                          (799,571)
    Interest income                                                                                             26,848
                                                                                                           -----------
       Consolidated income before income taxes                                                             $ 3,190,830
                                                                                                           ===========

Segment assets                                                         $21,274,942       $12,819,829       $34,094,771
                                                                       ===========       ===========       ===========

Assets not allocated to segments:
    Cash                                                                                                     1,811,618
    Prepaid expenses and other                                                                                 347,326
    Current deferred tax asset                                                                                 261,400
    Other long-term corporate assets                                                                           398,230
                                                                                                           -----------
       Consolidated total assets                                                                           $36,913,345
                                                                                                           ============

Capital expenditures                                                   $ 1,212,704       $   147,482      $  1,360,186
                                                                       ===========       ===========      ============


                                                                       Explosive
                                                                     Manufacturing       Aerospace            Total
                                                                     -------------     -------------      ------------

As  of and for the year ended December 31, 2000
    (Restated - See Note 2):

Net sales                                                              $22,862,677       $10,896,904       $33,759,581
                                                                       ===========       ===========       ===========

Depreciation and amortization                                          $   970,953       $   799,257       $ 1,770,210
                                                                       ===========       ===========       ===========

Income (loss) from operations                                          $   518,149       $(1,148,262)      $  (630,113)
    Unallocated amounts:
    Other income                                                                                               200,290
    Interest expense                                                                                        (1,098,181)
    Interest income                                                                                             31,505
                                                                                                           -----------
       Consolidated loss before income taxes and extraordinary item                                        $(1,496,499)
                                                                                                           ============

Segment assets                                                         $22,115,880       $12,539,505       $34,655,385
                                                                       ===========       ===========       ===========

Assets not allocated to segments:
    Cash                                                                                                       298,530
    Prepaid expenses and other                                                                                 193,966
    Other long-term corporate assets                                                                           258,574
                                                                                                           -----------
       Consolidated total assets                                                                           $35,406,455
                                                                                                           ===========
Capital expenditures                                                   $   743,443       $    86,780       $   830,223
                                                                       ===========       ===========       ===========





                                                                       Explosive
                                                                     Manufacturing       Aerospace            Total
                                                                     -------------     -------------      ------------

As of and for the year ended December 31, 1999:
Net sales                                                              $17,014,639      $ 12,116,650       $29,131,289
                                                                        ==========      ============        ==========
Depreciation and amortization                                          $   785,958      $    728,145       $ 1,514,103
                                                                       ===========      ============       ===========

Segment (loss) income from operations                                  $(3,437,118)     $    862,323       $(2,574,795)
Corporate non-recurring charge                                                                                (322,098)
                                                                                                           -----------
Loss from operations                                                                                       $(2,896,893)
Unallocated amounts:
    Other income                                                                                                14,784
    Interest expense                                                                                        (1,009,911)
    Interest income                                                                                             19,912
                                                                                                           -----------
       Consolidated loss before income taxes                                                               $(3,872,108)
                                                                                                           ============

Segment assets                                                         $15,250,163       $12,561,020       $27,811,183
                                                                       ===========       ===========       ===========

Assets not allocated to segments:
    Prepaid expenses and other                                                                                 151,609
    Income tax receivable                                                                                    1,360,000
    Other long-term corporate assets                                                                           764,526
                                                                                                           -----------
       Consolidated total assets                                                                           $30,087,318
                                                                                                            ==========
Capital expenditures                                                   $ 5,244,292       $   189,813       $ 5,434,105
                                                                       ===========       ===========        ==========



          Capital expenditures for the Explosive Manufacturing segment included $336,347 and $5,082,680 of costs incurred related to the construction of the Company's new manufacturing facility and the acquisition of related manufacturing equipment during the years ended December 31, 2000 and 1999, respectively.

          The geographic location of the Company's net long-lived assets is as follows:

                                          For the years ended December 31,
                                          --------------------------------
                                        2001                       2000
                                                         (Restated - See Note 2)
                                 --------------------    -----------------------
United States                        $ 13,070,474               $  13,276,659
France                                  1,834,000                   1,835,000
Sweden                                    305,000                     342,000
                                     ------------               -------------
Total                                $ 15,209,474               $  15,453,659
                                     ============               =============


          All of the Company's sales are shipped from the manufacturing locations, located in the United States, France and Sweden. The following represents the Company's net sales based on the geographic location of the customer:


                                                                      For the years ended December 31,
                                                                      --------------------------------
                                                               2001                2000                 1999
                                                                             (Restated - See
                                                                                 Note -2)
                                                          ---------------   --------------------   ---------------
United States                                               $29,643,976          $25,767,268         $26,563,764
Belgium                                                       1,839,361              664,549             -
Canada                                                        1,687,545            1,419,841           1,516,580
Italy                                                         1,540,802              782,774             -
France                                                        1,190,898              593,403             -
South Korea                                                      10,139            1,022,285              11,390
Russia                                                            4,731            1,490,213             -
Other foreign countries                                       6,597,322            2,019,248           1,039,555
                                                            -----------          -----------         -----------
Total consolidated net sales                                $42,514,774          $33,759,581         $29,131,289
                                                            ===========          ===========         ===========


          During the years ended December 31, 2001 and 2000, no one customer accounted for more than 10% of total net sales. During the year ended December 31, 1999, sales to one customer represented approximately $2,968,000 (10%) of total net sales.

(9)  COMMITMENTS AND CONTINGENCIES

          The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under non-cancelable operating leases are as follows:

                  Year ended December 31-
                     2002                                     $  527,273
                     2003                                        392,511
                     2004                                        257,623
                     2005                                        139,339
                     2006                                         18,530
                     Thereafter                                   31,350
                                                            ------------
                                                              $1,366,626
                                                            ============


          Total rental expense included in operations was $830,754, $885,726 and $843,690 in the years ended December 31, 2001, 2000 and 1999, respectively.

          In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

          Matters Pertaining to Arthur Andersen

          The Company's independent certified public accountant, Arthur Andersen, has informed the Company that on March 14, 2002, it was indicted on federal obstruction of justice charges arising from the government's investigation of Enron. Arthur Andersen has indicated that it intends to contest vigorously the indictment. The Company's Audit Committee has been carefully monitoring this situation. As a public company, the Company is required to file with the SEC periodic financial statements audited or reviewed by an independent, certified public accountant. The SEC has said that it will continue accepting financial statements audited by Arthur Andersen, and interim financial statements reviewed by it, so long as Arthur Andersen is able to make certain representations to its clients. The Company's access to the capital markets and its ability to make timely SEC filings could be impaired if the SEC ceases accepting financial statements audited by Arthur Andersen, if Arthur Andersen becomes unable to make the required representations to the

Company or if for any other reason Arthur Andersen is unable to perform required audit-related services for the Company. In such a case, the Company would promptly seek to engage new independent certified public accountants or take such other actions as may be necessary to enable the Company to maintain access to the capital markets and timely financial reporting.


(10) STOCKHOLDERS' EQUITY

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

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

          Directors

          Mr. Bernard Hueber. Mr. Hueber, age 60, has served as director of the Company and has been Chairman of the Board of the Company since June 2000. His current term as director will expire at the annual meeting of stockholders in 2003. Mr. Hueber served as the Chairman of the Board and Chief Executive Officer of Nobel Explosifs France, a company engaged in the manufacture and sale of commercial explosives for industrial applications and the explosive cladding business, from 1990 to December 2001. Currently, Mr. Hueber is General Manager of Groupe SNPE's Industrial Explosives operating unit.

          Mr. Gerard Munera. Mr. Munera has served as a director of the Company since September 2000, and his current term will expire at the annual meeting of stockholders in 2003. From October 1996 to the present, Mr. Munera, age 66, has been chairman and CEO of Synergex, a personally controlled holding company, with majority participation in Arcadia (a manufacturer of low rise curtain walls, store fronts and office partitions) and in Estancia El Olmo, a large cattle ranch, as well as minority participation in other companies, particularly in the gold mining and high technology industries. Between 1990 and 1991, Mr. Munera was Senior Vice President Corporate Planning and Development and a member of the Executive Committee of RTZ plc. Between 1991 and 1994, Mr. Munera was President of Minorco (USA), a diversified $1.5 billion natural resources group. From 1994 to October 1996, Mr. Munera was Chairman and CEO of Latin American Gold Inc., a gold exploration and mining company.

          Mr. Michel Philippe. Mr. Philippe, age 58, has served as director of the Company since June 2000, and his current term will expire at the annual meeting of stockholders in 2002. Mr. Philippe is currently Senior Vice President of Corporate Financial and Legal affairs of Groupe SNPE, a position he has held since 1990.

          Dr. George W. Morgenthaler. Dr. Morgenthaler, age 75, has served as a director of the Company since June 1986, and his current term will expire at the annual meeting of stockholders in 2004. Dr. Morgenthaler also served as a director during the period from 1971 to 1976. Dr. Morgenthaler has been a Professor of Aerospace Engineering at the University of Colorado at Boulder since 1986. He has served as Department Chair, Director of the University of Colorado's BioServe Commercial Space Center and Associate Dean of Engineering for Research. Previously, Dr. Morgenthaler was Vice President of Technical Operations at Martin Marietta's Denver Aerospace Division, Vice President Primary Products Division of Martin Marietta Aluminum Co. and Vice President and General Manager of the Baltimore Division of Martin Marietta Aerospace Co. Dr. Morgenthaler has served as a director of Computer Technology Assoc. Inc. from 1993 to 1999 and served as a director of Columbia Aluminum Company from 1987 to 1996.

          Mr. Bernard Fontana. Mr. Fontana, age 41, has served as a director of the Company since June 2000 and was President and Chief Executive Officer of the Company from June 2000 to November 2000. Mr. Fontana's current term as director will expire at the annual meeting of stockholders in 2004. Mr. Fontana is currently Executive Vice President of Chemical activities of Groupe SNPE, a position he has held since February 2002. Previously, Mr. Fontana was Executive Vice President of the Fine Chemicals division of Groupe SNPE from January 2001 to January 2002. Mr. Fontana has also been Vice President of Groupe SNPE, North America since September 1999 and President of SNPE, Inc. since November 1999. Mr. Fontana was Vice President of Strategy and Business Development of the Chemicals division of Groupe SNPE from June 1998 to September 1999, General Manager of SNPE Chimie from September 1996 to June 1998 and General Manager, Bergerac N.C., a business unit of Groupe SNPE, from 1992 to September 15, 1996.

          Mr. Bernard Riviere. Mr. Riviere, age 62, has served as director of the Company since June 2000, and his current term will expire at the annual meeting of stockholders in 2002. Mr. Riviere is currently Senior Vice President of Corporate Development for Groupe SNPE, a position he has held since February 2002. Previously, Mr. Riviere served as Senior Vice President and CEO of Groupe SNPE from September 1999 to February 2002. Mr. Riviere was Senior Vice President of the Chemicals division of Groupe SNPE from April 1996 to September 1999 and Senior Vice President of Business Development for Groupe SNPE from September 1994 to April 1996.

          Mr. Dean K. Allen. Mr. Allen, age 66, has served the Company as a director since July 1993, and his current term will expire at the annual meeting of stockholders in 2002. In January 2001, Mr. Allen retired as President of Parsons Europe, Middle East and South Africa, a position he had held since February 1996. Mr. Allen was Vice President and General Manager of Raytheon Engineers and Constructors, Europe, from February 1994 to December 1995.

          Executive Officers

          The following individuals serve as executive officers of the Company. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board.

         Name                                   Position                                             Age
Mr. Yvon Pierre Cariou          President and Chief Executive Officer                                56
Mr. Richard A. Santa            Vice President, Chief Financial Officer and Secretary                51
Mr. John G. Banker              Vice President, Marketing and Sales, Clad Metal                      55
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

          Mr. John G. Banker. Mr. Banker has served as Vice President, Marketing and Sales, Clad Metal Division since June 2000. From June 1996 to June 2000, Mr. Banker was President of CLAD Metal Products, Inc. From June 1977 to June 1996, Mr. Banker was employed by the Company and served in various technical, sales and management positions. Mr. Banker held the position of Senior Vice President, Sales and New Business Development from June 1991 to July 1995.

ITEM 11.  Executive Compensation

                             SUMMARY OF COMPENSATION

          The following table shows compensation awarded or paid to, or earned by, the Company's executive officers (the "Named Executive Officers") during the fiscal years ended December 31, 2001, 2000 and 1999:

                                        Summary Compensation Table
                                                                                            Long-Term
                                                                                          Compensation
                                                   Annual Compensation                       Awards
                                       ------------------------------------------------- ---------------- -----------------
     Name and Principal        Fiscal                                   Other Annual                         All Other
          Position              Year    Salary ($)      Bonus ($)    Compensation ($)(1)   Options (#)    Compensation ($)
------------------------------ ------- -------------- -------------- ------------------- ---------------- -----------------
Yvon Pierre Cariou               2001     185,000        101,000             -               30,000            285 (3)
   President and                 2000      23,130         10,000             -                  -                -
   Chief Executive Officer (2)

Richard A. Santa...........      2001     200,000         64,000             -               23,000          8,519 (4)
 Vice President, Chief           2000     157,037         16,500             -               10,000          6,537 (5)
  Financial Officer and          1999     136,930           -                -               10,000          6,021 (6)
  Secretary

John G. Banker.............      2001     125,000        100,241             -               23,000          8,366 (8)
   Vice President,               2000      65,866         10,000             -                  -            1,528 (9)
   Sales and Marketing (7)

Joseph P. Allwein                2001        -              -                -                  -                -
President and                    2000     136,107           -                -               20,000          6,290 (12)
Chief Executive Officer (10)     1999     209,167           -           51,701 (11)          40,000          5,379 (13)


(1) Except as disclosed in this column, the amount of perquisites provided to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of total salary and bonus for each fiscal year.
(2)  Mr. Cariou joined the Company in November 2000.
(3)  Includes $285 of matching contributions under the 401(k) plan.
(4) Includes $3,269 of life insurance premiums and $5,250 of matching contributions under the 401(k) plan.
(5) Includes $1,287 of life insurance premiums and $5,250 of matching contributions under the 401(k) plan.
(6) Includes $1,021 of life insurance premiums and $5,000 of matching contributions under the 401(k) plan.
(7)  Mr. Banker joined the Company in June 2000.
(8) Includes $3,783 of life insurance premiums and $4,583 of matching contributions under the 401(k) plan.
(9)  Includes $1,528 of life insurance premiums.
(10) Mr. Allwein joined the Company in March 1998 and terminated employment with the Company in August 2000.
(11) Includes $42,817 for the cost of a Company-provided apartment and $8,884 for the cost of a Company-provided automobile.
(12) Includes $1,040 of life insurance premiums and $5,250 of matching contributions under the 401(k) plan.
(13) Includes $1,212 of life insurance premiums and $4,167 of matching contributions under the 401(k) plan.

                             STOCK OPTION EXERCISES

          The Company grants options to its executive officers under its 1997 Equity Incentive Plan (the "1997 Plan"). As of March 15, 2002, options to purchase a total of 463,750 shares were outstanding under the 1997 Plan and options to purchase 385,250 shares remained available for grant thereunder.

          The following table shows for the fiscal year ended December 31, 2001, certain information regarding options exercised by, and held at year-end by, the Named Executive Officers:

        Option Exercises in Fiscal 2001 and Fiscal Year-End Option Values

                                                                     Number of
                                                                    Securities             Value of
                                                                    Underlying            Unexercised
                                                                    Unexercised          In-the-Money
                                                                    Options at            Options at
                                                                 December 31, 2001   December 31, 2001 (1)
                                                                ------------------  ----------------------
                                    Shares Acquired     Value      Exercisable/          Exercisable/
       Name                         on Exercise (#) Realized ($)   Unexercisable         Unexercisable
------------------                 ---------------- ------------ ----------------   ----------------------
Yvon Pierre Cariou.............            -              -          -/30,000             -/$62,250
Richard A. Santa...............            -              -       66,250/41,750        $5,500/$64,225
John. G. Banker................            -              -          -/23,000             -/$47,725

-------------------

(1) i.e., value of options for which the fair market value of the Company's Common Stock at December 31, 2001 ($3.95) exceeds the exercise price.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

          The following table sets forth certain information regarding the ownership of DMC's common stock as of March 15, 2002 by: (i) each person or group known by DMC to be the beneficial owner of more than 5% of DMC's common stock, (ii) each director of DMC; (iii) each executive officer; and (iv) all executive officers and directors of DMC as a group.


                                                                                  Beneficial
                                                                                Ownership (1)

                                                                         Number         Percent
Name and Address of Beneficial Owner (2)                                 Of Shares      of Total
------------------------------------                                     ---------      --------
SNPE Inc.
   100 College Road East
   Princeton, NJ 08540 (3).............................................  2,763,491       54.92%

Mr. Yvon Pierre Cariou (4).............................................      7,500            *

Mr. Richard A. Santa (4)...............................................     91,914        1.80%

Mr. John G. Banker (4).................................................     17,037            *

Mr. Bernard Hueber (4).................................................      7,500            *

Mr. Dean K. Allen (4)..................................................     32,000            *

Mr. Bernard Fontana (4)................................................      7,500            *

Mr. George W. Morgenthaler (4).........................................    102,778        2.03%

Dr. Gerard Munera (4)..................................................      7,500            *

Mr. Michel Philippe (4)................................................      7,500            *

Mr. Bernard Riviere (4)................................................      7,500            *

All executive officers and directors as a group (10 persons) (5).......    288,729        5.55%
---------
*Less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, DMC believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 5,031,983 shares outstanding on March 15, 2002 adjusted as required by rules promulgated by the SEC.
(2) Unless otherwise indicated, the address of each beneficial owner is c/o Dynamic Materials Corporation, 5405 Spine Road, Boulder, Colorado 80301.
(3) The information reported is based solely on information contained in the Form 4 filed by each of SNPE, Inc., SOFIGEXI, and SNPE. Each reported that it had shared voting and investment power and beneficial ownership of 2,763,491 shares.
(4) Amounts reported include shares subject to stock options exercisable within 60 days of March 15, 2002 as follows: Mr. Cariou, 7,500 shares; Mr. Santa, 83,250 shares; Mr. Banker, 5,750 shares; Mr. Hueber, 7,500 shares; Mr. Allen, 20,000 shares; Mr. Fontana, 7,500 shares; Mr. Morgenthaler, 20,000 shares; Mr; Munera, 7,500 shares; Mr. Philippe, 7,500 shares and Mr. Riviere, 7,500 shares. Shares of common stock subject to options that are exercisable within 60 days of March 15, 2002 are deemed to be beneficially owned by the person holding those options for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing any other person's percentage ownership.
(5) The amount reported includes 174,000 shares subject to stock options exercisable within 60 days of March 15, 2002. The applicable percentage is based on 5,205,983 shares outstanding, which includes shares subject to stock options exercisable within 60 days.

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

          To DMC's knowledge, based solely on a review of the copies of such reports furnished to DMC and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

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

          On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall"), operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's planned acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobelclad stock. The SNPE credit facility extended in June 2000 was replaced by a bank credit facility in December 2001.

ITEM 14.  Exhibits, List and Reports on Form 8-K

                                       Exhibits

   Exhibit
   Number                             Description

     3.1 Certificate of Incorporation (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on July 14, 1997).

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

    10.4 Operating Lease, dated as of March 18, 1998, between Company and Spin Forge, LLC (incorporated by reference to the Company's Form 8-K filed with the Commission on April 2, 1998).

    10.5 Option Agreement, dated as of March 18, 1998, between Company and Spin Forge, LLC (incorporated by reference to the Company's Form 8-K filed with the Commission on April 2, 1998).

    10.6 Loan Agreement between Company and Fayette County Industrial Development Authority, dated September 1, 1998 (incorporated by reference to the Company's Form 10-Q filed with the Commission on November 17, 1998).

    10.7 Option and Right of First Offer Agreement, dated as of December 1, 1998, between the Company and JEA Property, LLC (incorporated by reference to the Company's Form 8-K filed with the Commission on December 8, 1998).

    10.8 Operating Lease, dated as of December 1, 1998, between the Company and JEA Property, LLC (incorporated by reference to the Company's Form 8-K filed with the Commission on December 8,
               1998).

    10.9 Amended and Restated Employee Stock Option Plan approved by the Directors of the Company on March 26, 1999 (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on April 26, 1999).

    10.10 Stock Purchase Agreement, dated January 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on January 31,
               2000).

    10.11 Agreement and Amendment to Operating Lease, dated as of February 1, 2000 between the Company and Spin Forge, LLC (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

    10.12 Letter Agreement, dated February 1, 2000 terminating a Loan Agreement between the Company and Spin Forge, LLC, which Loan Agreement was dated as of March 18, 1998 (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

    10.13 Second Amendment to Deferral and Waiver Agreement, dated as of March 27, 2000, between Company and Key Bank National Association (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

    10.14 Form of Directors and Officers Indemnification Agreement (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).

    10.15 Stock Purchase Agreement, dated as of January 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Definitive Proxy Statement filed with the Commission on May 9, 2000).

    10.16 Amendment Number One to Stock Purchase Agreement, dated as of April 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 10-Q filed with the Commission on May 12, 2000).

    10.17 Third Amendment to Deferral and Waiver Agreement, dated as of May 2, 2000, between the Company and Keybank National Association (incorporated by reference to the Company's Form 10-Q filed with the Commission on May 12, 2000).

    10.18 Registration Rights Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.19 First Amendment to Rights Agreement, dated as of June 13, 2000, between the Company and Harris Trust & Savings Bank (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.20 Credit Facility and Security Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.21 Convertible Subordinated Note, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.22 First Amendment to Reimbursement Agreement, dated as of June 14, 2000, between the Company and Keybank National Association (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.23 Personal Services Agreement, dated as of June 16, 2000, between the Company and John G. Banker (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).

    10.24 Stock Purchase Agreement, dated June 28, 2001, between DMC and Nobel Explosifs France (incorporated by reference to DMC's Form 8-k filed with the Commission on July 16, 2001).

    10.25      Term Loan Agreement, dated July 3, 2001, between DMC and
               SNPE, Inc.

    10.26      Stock Pledge Agreement, dated July 3, 2001, between DMC and
               SNPE, Inc.

    10.27 Credit and Security Agreement, dated December 4, 2001, between DMC and Wells Fargo Business Credit, Inc.

    99.1       Letter from DMC to the SEC regarding the Company's Auditors.


(B)  Reports on Form 8-K

     None.

                                   SIGNATURES


          In accordance with Section 13 or 15(d) of the Exchange Act, the Company has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              DYNAMIC MATERIALS CORPORATION



March 26, 2002                By:  /s/  Richard A. Santa
                                  -----------------------------
                                  Richard A. Santa
                                  Vice President and Chief Financial Officer


          In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


SIGNATURE                             TITLE                                                  DATE
/s/  Yvon Pierre Cariou               President and Chief Executive Officer                  March 26, 2002
--------------------------------      (Principal Executive Officer)
Yvon Pierre Cariou

/s/  Richard A. Santa                 Vice President and Chief Financial Officer             March 26, 2002
--------------------------------      (Principal Financial and Accounting Officer)
Richard A. Santa

/s/  Bernard Hueber                   Chairman and Director                                  March 26, 2002
--------------------------------
Bernard Hueber

/s/  Dean K. Allen                    Director                                               March 26, 2002
--------------------------------
Dean K. Allen

/s/  Bernard Fontana                  Director                                               March 26, 2002
--------------------------------
Bernard Fontana

/s/ George W. Morgenthaler            Director                                               March 26, 2002
--------------------------------
George W. Morgenthaler

/s/  Gerard Munera                    Director                                               March 26, 2002
--------------------------------
Gerard Munera

/s/  Michel Philippe                  Director                                               March 26, 2002
--------------------------------
Michel Philippe

/s/  Bernard Riviere                  Director                                               March 26, 2002
--------------------------------
Bernard Riviere

                          DYNAMIC MATERIALS CORPORATION
                              INDEX TO SCHEDULE II

                             AS OF DECEMBER 31, 2001


                                                                           PAGE
Report of Independent Public Accountants....................................65
Schedule II (a).............................................................66
Schedule II (b).............................................................66

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Dynamic Materials Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dynamic Materials Corporation as of December 31, 2001 and 2000 and for the three years in the period then ended, included in this Form 10-K and have issued our report thereon dated February 25, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                           /s/  ARTHUR ANDERSEN LLP


Denver, Colorado
February 25, 2002

DYNAMIC MATERIALS CORPORATION
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                                 Balance at         Additions         Accounts                            Balance at
                                 beginning         Charged to        receivable          Other              end of
                                 of period           income         written off       Adjustments           period
Year ended -

December 31, 1999                 $  225,000       $   24,698       $ (137,698)      $     -               $  112,000

December 31, 2000                 $  112,000       $   45,756       $  (27,756)      $     -               $  130,000

December 31, 2001                 $  130,000       $  101,304       $  (14,036)      $     17,036          $  234,304




DYNAMIC MATERIALS CORPORATION
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
WARRANTY RESERVE


                                  Balance at        Additions                           Balance at
                                  beginning         charged to        Repairs             end of
                                  of period           income          Allowed             period
Year ended -

December 31, 1999                  $  125,000      $    80,296         $ (52,296)       $  153,000

December 31, 2000                  $  153,000      $    50,526         $(123,526)       $   80,000

December 31, 2001                  $   80,000      $    48,325         $ (53,325)       $   75,000