Form 10-Q
period 2002-03-31
DYNAMIC MATERIALS CORP
filed 2002-05-10
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes X No ___


     The number of shares of Common Stock outstanding was 5,032,359 as of April 30, 2002.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1- Financial Statements, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the quarterly report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend" and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this report on Form 10-Q and on numerous assumptions and developments that are not within our control. Although we believe that our expectations that are expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements.....................................4

         Consolidated Balance Sheets as of March 31, 2002 (unaudited)
              and December 31, 2001............................................4
         Consolidated Statements of Operations for the three months ended
              March 31, 2002 and 2001 (unaudited) .............................6
         Consolidated Statements of Stockholders' Equity for the three months ended March 31, 2002 (unaudited) ................................7
         Consolidated Statements of Cash Flows for three months ended
              March 31, 2002 and 2001 (unaudited) .............................8
         Notes to Consolidated Financial Statements (unaudited)...............10

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...............................................15

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........22

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................23

Item 2 - Changes in Securities and use of Proceeds............................23

Item 3 - Defaults Upon Senior Securities......................................23

Item 4 - Submission of Matters to a Vote of Security Holders..................23

Item 5 - Other information....................................................23

Item 6 - Reports on Form 8-K and Exhibits.....................................23

         Signatures ..........................................................24

                         Part I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                 March 31,
                                                                   2002             December 31,
                  ASSETS                                        (unaudited)             2001
                  ------                                       --------------      --------------
CURRENT ASSETS:
    Cash and cash equivalents                                  $     392,451       $   1,811,618
    Accounts receivable, net of allowance for doubtful
       accounts of $264,872 and $234,304, respectively            10,084,158           6,486,171
    Inventories                                                    6,746,363           6,708,422
    Prepaid expenses and other                                       800,907           1,143,356
    Current deferred tax asset                                       261,400             261,400
    Income tax receivable                                              4,594             -
                                                               -------------       -------------
              Total current assets                                18,289,873          16,410,967
                                                               -------------       -------------
PROPERTY, PLANT AND EQUIPMENT                                     22,060,574          21,353,725
    Less- Accumulated depreciation                                (6,597,793)         (6,144,251)
                                                               -------------       -------------
              Property, plant and equipment, net                  15,462,781          15,209,474
                                                               -------------       -------------

RESTRICTED CASH AND INVESTMENTS                                      189,128             189,128

INTANGIBLE ASSETS, net of accumulated amortization
    of $1,395,760 and $1,383,851, respectively                     4,691,860           4,703,769

OTHER ASSETS, net                                                    362,265             400,007
                                                               -------------       -------------
       TOTAL ASSETS                                            $  38,995,907       $  36,913,345
                                                               =============       =============



           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                           March 31,
                                                                              2002            December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY                               (unaudited)             2001
       ------------------------------------                              --------------      --------------
CURRENT LIABILITIES:
    Bank overdraft                                                       $     803,037       $     -
    Accounts payable                                                         4,163,179           3,153,391
    Accrued expenses                                                         2,574,440           3,085,766
    Current maturities on long-term debt                                     2,153,087           1,821,666
                                                                         -------------       -------------
              Total current liabilities                                      9,693,743           8,060,823

LONG-TERM DEBT                                                              13,031,678          13,675,431

NET DEFERRED TAX LIABILITIES                                                   736,720             469,000

DEFERRED GAIN ON SWAP TERMINATION                                               58,485              62,097

OTHER LONG-TERM LIABILITIES                                                     33,638              -
                                                                         -------------       -------------
              Total liabilities                                             23,554,264          22,267,351
                                                                         -------------       -------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.05 par value; 4,000,000 shares authorized;
       no issued and outstanding shares                                        -                    -
    Common stock, $.05 par value; 15,000,000 shares authorized;
       5,031,983 and 5,029,983 shares issued and
       outstanding, respectively                                               251,600             251,500
    Additional paid-in capital                                              12,319,287          12,315,596
    Retained earnings                                                        3,379,434           2,592,898
    Other cumulative comprehensive income (loss)                              (508,678)           (514,000)
                                                                         -------------       -------------
              Total stockholders' equity                                    15,441,643          14,645,994
                                                                         -------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  38,995,907       $  36,913,345
                                                                         =============       =============




           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Restated - See Note 2)

                                   (unaudited)


                                                                                              2001
                                                                             2002          (Restated)
                                                                        --------------    -------------
NET SALES                                                               $  11,974,211     $  9,517,401

COST OF PRODUCTS SOLD                                                       8,848,699        7,327,295
                                                                        -------------     ------------
              Gross profit                                                  3,125,512        2,190,106
                                                                        -------------     ------------
COSTS AND EXPENSES:
    General and administrative expenses                                     1,029,029        1,030,639
    Selling expenses                                                          635,955          553,727
                                                                        -------------     ------------
                                                                            1,664,984        1,584,366
                                                                        -------------     ------------
INCOME FROM OPERATIONS                                                      1,460,528          605,740

OTHER INCOME (EXPENSE):
    Other income (expense)                                                      7,060           (3,620)
    Interest expense                                                         (184,537)        (177,123)
    Interest income                                                               356            3,246
                                                                        -------------     ------------

              Income before income taxes                                    1,283,407          428,243

INCOME TAX PROVISION                                                          496,871          106,800
                                                                        -------------     ------------

NET INCOME                                                              $     786,536     $    321,443
                                                                        =============     ============

NET INCOME PER SHARE -
    Basic                                                               $        0.16     $       0.06
                                                                        =============     ============
    Diluted                                                             $        0.15     $       0.06
                                                                        =============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING -
    Basic                                                                   5,030,539        4,990,331
                                                                        =============     ============
    Diluted                                                                 5,098,725        4,990,331
                                                                        =============     ============


           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                                   (unaudited)




                                                                                      Other
                                   Common Stock         Additional                  Cumulative                   Comprehensive
                              ---------------------      Paid-In       Retained    Comprehensive                  Income for
                                Shares      Amount       Capital       Earnings        Loss           Total       the period
                              ---------    --------    -----------    ----------    -----------    ------------   ----------
Balances, December 31, 2001   5,029,983    $251,500    $12,315,596    $2,592,898    $(514,000)     $14,645,994


  Shares issued for stock
     option exercises             2,000         100          3,691        -             -                3,791

  Net income                       -           -            -            786,536        -              786,536     $786,536


  Change in cumulative
     translation adjustment        -           -            -             -             5,322            5,322        5,322

                              ---------    --------    -----------    ----------    -----------    ------------    --------
Balances, March 31, 2002      5,031,983    $251,600    $12,319,287    $3,379,434    $(508,678)     $15,441,643     $791,858
                              =========    ========    ===========    ==========    ===========    ============    ========




           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Restated - See Note 2)

                                   (unaudited)


                                                                           2002             2001
                                                                      -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $    786,536      $   321,443
    Adjustments to reconcile net income
       to net cash flows from operating activities-
          Depreciation                                                     423,489          418,251
          Amortization                                                      11,949           76,410
          Amortization of deferred gain on swap termination                 (3,612)          (4,143)
          Provision for deferred income taxes                              264,705           -
          Loss (gain) on sale of property, plant and equipment               -                  103
          Change in -
              Accounts receivable, net                                  (3,605,279)        (127,133)
              Inventories                                                  (51,825)        (518,584)
              Prepaid expenses and other                                    77,533          161,843
              Income tax receivable                                         (4,594)          -
              Accounts payable                                           1,024,244         (402,233)
              Accrued expenses                                            (247,218)        (115,878)
                                                                      ------------      -----------
              Net cash flows used in operating activities               (1,324,072)        (189,921)
                                                                      ------------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                          (689,460)        (298,959)
    Change in other non-current assets                                      37,742          (41,904)
    Proceeds from sale of property, plant and equipment                     -                   500
                                                                      ------------      -----------
              Net cash flows used in investing activities                 (651,718)        (340,363)
                                                                      ------------      -----------



           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

   FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001 (Restated - See Note 2)

                                   (unaudited)

                                                                          2002              2001
                                                                      -------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment on bank line of credit                                       (82,887)        -
    Payment on industrial development revenue bonds                       (205,000)        (175,000)
    Borrowings on related party lines of credit                              -              758,280
    Payment on debt to related party                                        (8,763)        -
    Payments on capital lease obligation                                     -               (3,074)
    Change in other long-term liabilities                                   33,793         -
    Net proceeds from issuance of common stock to employees                  3,750         -
    Bank overdraft                                                         804,937           98,098
                                                                      ------------      -----------
              Net cash flows from financing activities                     545,830          678,304
                                                                      ------------      -----------


EFFECTS OF EXCHANGE RATES ON CASH                                           10,793          (11,000)
                                                                      ------------      -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                               (1,419,167)        (137,020)

CASH AND CASH EQUIVALENTS, beginning of the period                       1,811,618          298,100
                                                                      ------------      -----------
CASH AND CASH EQUIVALENTS, end of the period                          $    392,451      $   435,120
                                                                      ============      ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

       Cash paid during the period for-
          Interest                                                    $    182,745     $    151,074
                                                                      ============      ===========
          Income taxes                                                $    178,298     $     25,538
                                                                      ============      ===========



           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.   BASIS OF PRESENTATION

     The information included in the Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001.

2.   ACQUISITION OF NOBELCLAD EUROPE S.A.

     On July 3, 2001, DMC completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall") are the primary manufacturers of explosion clad products in Europe and operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, along with sales offices in each country. Products manufactured by Nobelclad and Nitro Metall are similar to those produced by DMC's domestic factory in Mount Braddock, Pennsylvania. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of the Company's common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's acquisition of Nitro Metall from NEF prior to DMC's purchase of Nobelclad stock.

     As a result of DMC and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. The historical financial position and operating results of DMC have been restated to reflect the addition of the Nobelclad and Nitro Metall historical financial results as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in DMC.

3.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of DMC and any subsidiary in which it has a greater than a 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation. Investments in affiliates that are not majority-owned and where DMC does not exercise significant influence are reported using the equity method of accounting.

     Foreign Operations and Foreign Exchange Rate Risk

     The functional currency for our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity and are included in other cumulative comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.


     Revenue Recognition

     DMC's contracts with its customers generally require the production and delivery of multiple units or products. The Company records revenue from the contracts using the completed contract method as products are completed and shipped to the customer. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we provide currently for such anticipated loss.


     New accounting pronouncements

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

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will reduce DMC's amortization expense by approximately $217,000 annually, beginning January 1, 2002. For the three months ended March 31, 2002, goodwill amortization expense was reduced to zero from approximately $54,000 in the first quarter of 2001. Upon adoption of SFAS No. 142, the carrying value of goodwill is to be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. DMC is currently evaluating the impact of adopting the standard and believe the effect of adoption could be a pre-tax charge against earnings associated with a cumulative effect from a change in accounting principle of up to $3.8 million.

     In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which is effective for financial statements issued for fiscal years beginning after June 15, 2002. This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. DMC is currently evaluating the potential impact, if any, the adoption of SFAS 143 will have on its financial position and results of operations.


     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which is effective for fiscal periods beginning after December 15, 2001 and interim periods within those fiscal years. SFAS 144 supercedes SFAS 121, and establishes an accounting model for impairment or disposal of long-lived assets to be disposed of by sale. DMC has implemented SFAS 144 effective January 1, 2002 with no impact.


4.   INVENTORY

     The components of inventory are as follows at March 31, 2002 and December 31, 2001:

                                          March 31,
                                            2002                December 31,
                                         (unaudited)                2001
                                        -------------          -------------

           Raw Materials                $   2,866,956          $   2,414,394
           Work-in-Process                  3,754,216              4,230,671
           Supplies                           125,191                 63,357
                                        -------------          -------------

                                        $   6,746,363          $   6,708,422
                                        =============          =============

5.   LONG-TERM DEBT

     Long-term debt consists of the following at March 31, 2002 and December 31, 2001:

                                                                    March 31,
                                                                      2002               December 31,
                                                                   (unaudited)               2001
                                                                  --------------        --------------
           Line of credit - SNPE S.A.                             $     348,088         $     360,000
           Convertible subordinated note, SNPE, Inc.                  1,200,000             1,200,000
           Term loan, SNPE, Inc. (related to  acquisition of
             Nobelclad)                                               4,000,000             4,000,000
           Bank lines of credit                                       4,561,677             4,657,097
           Industrial development revenue bonds                       5,075,000             5,280,000
                                                                  -------------         -------------
           Total                                                     15,184,765            15,497,097
           Less current maturities                                   (2,153,087)           (1,821,666)
                                                                  -------------         -------------
           Long-term portion                                      $  13,031,678         $  13,675,431
                                                                  =============         =============


     Loan Covenants and Restrictions

     Our loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. The principal financial covenants relate to minimum debt service coverage, minimum net income and minimum net worth as measured at the end of each calendar quarter. As of March 31, 2002, we are in compliance with all financial covenants and other provisions of our debt agreements.


6.   BUSINESS SEGMENTS

     DMC is organized in the following two segments: the Explosive Metalworking Group and the Aerospace Group. The Explosive Metalworking Group uses explosives to perform metal cladding and shock synthesis. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning industries. The Aerospace Group machines, forms and welds parts for the commercial aircraft, aerospace and defense industries.

     DMC's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 2002 and 2001 as follows:


                                                                Explosive
                                                               Manufacturing        Aerospace            Total
                                                               -------------       ------------       ------------
For the three months ended March 31, 2002:
Net sales                                                      $  9,620,393        $ 2,353,818        $11,974,211
                                                               ============        ===========        ===========
Depreciation and amortization                                  $    317,373        $   118,065        $   435,438
                                                               ============        ===========        ===========

Income (loss) from operations                                  $  1,950,302        $  (489,774)       $ 1,460,528
Unallocated amounts:
    Other income                                                                                            7,060
    Interest expense, net                                                                                (184,181)
                                                                                                      -----------
       Consolidated income before income taxes                                                        $ 1,283,407
                                                                                                      ===========

                                                                Explosive
                                                               Manufacturing        Aerospace            Total
                                                               -------------       ------------       ------------

For the three months ended March 31, 2001
  (Restated - See Note 2):
Net sales                                                      $  6,748,070        $ 2,769,331        $ 9,517,401
                                                               ============        ===========        ===========
Depreciation and amortization                                  $    287,158        $   207,503        $   494,661
                                                               ============        ===========        ===========

Income (loss) from operations                                  $    636,760        $   (31,020)       $   605,740
Unallocated amounts:
    Other income                                                                                           (3,620)
    Interest expense, net                                                                                (173,877)
                                                                                                      -----------
       Consolidated income before income taxes                                                        $   428,243
                                                                                                      ===========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Dynamic Materials Corporation ("DMC") is a worldwide leader in explosive metalworking and, through its Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding, or "metal cladding" and shock synthesis of synthetic diamonds.

     Explosive Metalworking. Clad metal products are used in manufacturing processes or environments that involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, we fabricate clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, DMC has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for two customers in the mining industry. We believe that our clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes shock synthesis of synthetic diamonds.

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

     Restatement of 2001 for Reorganization. On July 3, 2001, DMC completed the acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall") operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined revenues of approximately $10.5 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of our common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between DMC and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's acquisition of Nitro Metall from NEF prior to the DMC's purchase of Nobelclad stock. As a result of DMC and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. Our historical financial position and operating results have been restated to reflect the addition of the Nobelclad and Nitro Metall historical financial results as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in DMC.

     Historically, DMC has experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. We typically do not obtain long-term volume purchase contracts from our customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of DMC's operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, DMC uses numerous suppliers of alloys, steels and other materials for its operations. We typically bear a short-term risk of alloy, steel and other component price increases, which could adversely affect our gross profit margins. Although DMC will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on our business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                             Percentage of net sales
                          Three months ended March 31,

                                                                     2001
                                                    2002          (Restated)
                                                   ------         ----------

Net sales                                          100.0%           100.0%
Cost of products sold                               73.9%            77.0%
                                                   ------           ------
Gross margin                                        26.1%            23.0%
General & administrative                             8.6%            10.8%
Selling expenses                                     5.3%             5.8%
                                                   ------           ------
Income from operations                              12.2%             6.4%
Interest expense, net                                1.5%             1.9%
Income tax provision                                 4.1%             1.1%
                                                   ------           ------
Net income                                           6.6%             3.4%
                                                   ======           ======

Net Sales. Net sales for the quarter ended March 31, 2002 increased by 25.8% to $11,974,211 from $9,517,401 in the first quarter of 2001. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 42.6% to $9,620,393 in the first quarter of 2002 from $6,748,070 in the first quarter of 2001. Results for the first quarter of 2002 and 2001 include net sales of Nobelclad and its wholly-owned subsidiary, Nitro Metall, in the amounts of $3,265,964 and $2,579,233 for the respective quarterly periods. The Aerospace Group contributed sales of $2,353,818 (19.7% of total sales) in the first quarter of 2002 versus $2,769,331 (29.1% of total sales) in the first quarter of 2001. The 15.0% quarter-to-quarter decline in Aerospace Group sales is principally due to a 60% sales decrease at the Group's Precision Machined Products Division that was partially offset by sales increases of 52% and 5% at AMK Welding and Spin Forge, respectively.

Gross Profit. Gross profit for the quarter ended March 31, 2002 increased by 42.7% to $3,125,512 from $2,190,106 in the first quarter of 2001. The gross profit margin for the first quarter of 2002 was 26.1%, a 13.5% increase from the gross profit margin of 23.0% for the first quarter of 2001. The gross profit margin for the Explosive Metalworking Group increased to 33.1% in the first quarter of 2002 from 26.0% in the 2001 first quarter. The increase in the gross profit margin for the Explosive Metalworking Group is attributable to improved market conditions, favorable changes in product mix and higher sales volume that resulted in a more favorable absorption of fixed manufacturing overhead expenses. The gross profit margin for the Aerospace Group was a negative 2.7% for the quarter ended March 31, 2002 as compared to a positive gross margin of 15.7% in the first quarter of 2001. The significant decline in the Aerospace Group gross margin is principally due to the poor sales performance of Precision Machined Products that resulted in this division recording a negative gross margin of approximately 50% in the first quarter of 2002.

General and Administrative. General and administrative expenses for the quarter ended March 31, 2002 were $1,029,029 as compared to $1,030,639 in the first quarter of 2001. As a percentage of net sales, general and administrative expenses decreased from 10.8% in the first quarter of 2001 to 8.6% in the first quarter of 2002.

Selling Expense. Selling expenses increased by 14.8% to $635,955 for the quarter ended March 31, 2002 from $553,727 in the first quarter of 2001. This increase relates principally to the accrual of bonus expense associated with the Explosive Metalworking Group's strong first quarter 2002 financial performance and annual salary adjustments that were effective as of the beginning of 2002. As a percentage of net sales, selling expenses decreased from 5.8% in the first quarter of 2001 to 5.3% for the quarter ended March 31, 2001 as a result of the 25.8% sales increase discussed above.

Income from Operations. For the quarter ended March 31, 2002, we reported income from operations of $1,460,528, an increase of 141% from the $605,740 of operating income reported for the first quarter of 2001. Our Explosive Metalworking Group reported income from operations of $1,950,302 in the first quarter of 2002 as compared to operating income of $636,760 for the comparable period of 2001. This significant improvement reflects a sales increase of $2,872,323 and an increase in the Group's gross margin rate from 26.0% in 2001 to 33.1% in 2002. Our Aerospace Group reported an operating loss of $489,774 in the first quarter of 2002 as compared to an operating loss of $31,020 in the prior year first quarter. The Group's increased operating loss is attributable to the significant decline in sales and gross profit at the Group's Precision Machined Products Division where the flow of new orders remains very low.

Interest Expense. Interest expense increased to $184,537 for the quarter ended March 31, 2002 from $177,123 in the first quarter of 2001. This increase, which was moderated by lower average interest rates in 2002, relates to interest on new debt that was incurred in connection with the acquisition of Nobelclad and its Swedish subsidiary, Nitro Metall.

Income Tax Provision. We recorded a consolidated income tax provision of $496,871 in the first quarter of 2002 versus $106,800 in the first quarter of 2001 of which $278,000 and zero, respectively, related to U.S. income taxes, with the remainder relating to the foreign taxes associated with the acquired operations of Nobelclad. This increased tax provision reflects an increase in income before taxes and an increase in the effective tax rate from 24.9% in 2001 to 38.7% in 2002. No U.S. tax provision was recorded in the first quarter of 2001 due to the recognition of the tax benefits associated with loss carry-forwards from 2000.

Liquidity and Capital Resources

     Historically, we have obtained most of our operational financing from a combination of operating activities and an asset-backed revolving credit facility. In December 2001, we obtained a $6,000,000 revolving line of credit with an U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This bank line of credit will be used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line, which expires on December 4, 2004, carries an interest rate equal to the bank's prime rate plus 1.0% through February 28, 2002 and the bank's prime rate plus 0.5% thereafter. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventory of our U.S. operations and by new investments in property, plant and equipment that are made during the term of the agreement. As of March 31, 2002, borrowing availability under the line of credit was approximately $2,700,000 greater than the $3,298,210 in outstanding borrowings as of that date.

     In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. In anticipation of its acquisition by the Company, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a revolving credit facility with a French bank that provides for maximum borrowings of 1,488,266 Euros ($1,263,467 based upon the March 31, 2002 exchange rate). This bank line of credit, which had outstanding borrowings of $1,263,467 on March 31, 2002, carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by 289,653 Euros ($252,693 based upon the March 31, 2002 exchange rate). The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($1,744,800 based upon the March 31, 2002 exchange rate) intercompany working capital line with Groupe SNPE under which borrowings of $348,273 were outstanding as of March 31, 2002. This intercompany line bears interest at EURIBOR plus 1.5%.

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

Highlights from the Statement of Cash Flows for the quarter ended March 31, 2002

     Net cash flows used in operating activities for the three months ended March 31, 2002 were $1,324,072. Significant sources of operating cash flow included net income of $786,536, depreciation and amortization of $435,438 and deferred taxes of $264,705. These sources of operating cash flow were more than offset by negative changes in working capital that totaled $2,807,139, including a $3,605,279 increase in accounts receivable that resulted from the high level of sales we experienced in March 2002.

     Cash used in investing activities totaled $651,718 and was comprised primarily of capital expenditures in the amount of $689,460.

     Net cash flows from financing activities totaled $545,830. The primary source of cash flow from financing activities was a bank overdraft of $804,937 that was partially offset by principal payments on industrial development revenue bonds in the amount of $205,000 and a $82,887 decrease in bank line of credit borrowings.

Highlights from the Statement of Cash Flows for the quarter ended March 31, 2001 (Restated)

     Net cash used in operations for the quarter ended March 31, 2001 was $189,921. Significant sources included net income of $321,443 and depreciation and amortization of $494,661. These sources were more than offset by negative changes in working capital that totaled $1,001,985, including a $518,584 increase in inventories and a $518,111 decrease in accounts payable and accrued expenses.

     Cash used in investing activities totaled $340,363 and was comprised primarily of capital expenditures in the amount of $298,959.

     Net cash flows from financing activities totaled $678,304. Significant sources included borrowings on related party lines of credit of $758,280 and a bank overdraft of $98,098 that were partially offset by a $175,000 principal payment on our industrial development revenue bonds.

Future Capital Needs and Resources

     We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized for:

     - operating expenses to support our domestic and foreign manufacturing operations;
     -    capital expenditures;
     -    debt service requirements; and
     -    other general corporate expenditures.

     We expect cash inflows from operating activities to exceed outflows for the full year 2002. However, our success depends on the execution of our strategies, including our ability to:

     - secure an adequate level of new customer orders at all operating divisions;
     - effectively integrate the operations of Nobelclad and Nitro Metall with our domestic cladding business;
     -    continue to implement the most cost-effective internal processes.

     Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through 2002. In making this assessment, we have considered:

     - presently scheduled debt service requirements during the remainder of 2002 as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit as of March 31, 2002;
     - the anticipated level of capital expenditures during the remainder of 2002;
     - our expectation of realizing positive cash flow from operations during the three reminding quarters of 2002.

     If our business plans change, or if economic conditions change materially, our cash flow, profitability and anticipated cash needs could change significantly. In particular, any acquisition or new business opportunity could involve significant additional funding needs in excess of the identified currently available sources, and could require us to raise additional equity or debt funding to meet those needs.

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

Impact of SFAS No. 142

     In June 2001, the FASB authorized the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 142 will reduce the Company's amortization expense by approximately $217,000 annually, beginning January 1, 2002. Upon adoption of SFAS No. 142, the carrying value of goodwill is to be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. We are currently evaluating the impact of adopting the standard and believes the effect of adoption could be a pre-tax charge against earnings associated with a cumulative effect from a change in accounting principle of up to $3.8 million.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

         There have been no events that materially affect our quantitative and qualitative disclosure about market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

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


                             DYNAMIC MATERIALS CORPORATION
                                     (Registrant)


Date: May 9, 2002           /s/ Richard A. Santa
                            ----------------------------------------------------
                            Richard A. Santa, Vice President and Chief Financial
                            Officer (Duly Authorized Officer and Principal
                            Financial and Accounting Officer)