Form 10-Q
period 2002-06-30
DYNAMIC MATERIALS CORP
filed 2002-08-14
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

( ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM -------------- TO --------------.

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


                                 (303) 665-5700
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X   No
                                              ---     ---



     The number of shares of Common Stock outstanding was 5,046,116 as of July 30, 2002.

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

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements.....................................4

     Consolidated Balance Sheets as of June 30, 2002 (unaudited)
          and December 31, 2001................................................4
     Consolidated Statements of Operations for the three and six months ended
          June 30, 2002 and 2001 (unaudited) ..................................6
     Consolidated Statements of Stockholders' Equity for the six months ended
          June 30, 2002 (unaudited) ...........................................7
     Consolidated Statements of Cash Flows for the six months ended
          June 30, 2002 and 2001 (unaudited) ..................................8
     Notes to Consolidated Financial Statements (unaudited)...................10

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...............................................16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........24

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................25

Item 2 - Changes in Securities and use of Proceeds............................25

Item 3 - Defaults Upon Senior Securities......................................25

Item 4 - Submission of Matters to a Vote of Security Holders..................25

Item 5 - Other information....................................................25

Item 6 - Reports on Form 8-K and Exhibits.....................................25

         Signatures ..........................................................26

                         Part I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                  June 30,         December 31,
                          ASSETS                                    2002               2001
                                                                 (unaudited)
                                                                 -----------       ------------
CURRENT ASSETS:
    Cash and cash equivalents                                  $    815,833        $  1,811,618
    Accounts receivable, net of allowance for doubtful
       accounts of $298,078 and $234,304, respectively            8,712,573           6,486,171
    Inventories                                                   6,836,464           6,708,422
    Prepaid expenses and other                                      751,092           1,143,356
    Current deferred tax asset                                      261,400             261,400
    Income tax receivable                                             4,594             -
                                                                -----------         -----------
              Total current assets                               17,381,956          16,410,967
                                                                -----------         -----------
PROPERTY, PLANT AND EQUIPMENT                                    22,709,799          21,353,725
    Less- Accumulated depreciation                               (7,198,479)         (6,144,251)
                                                                -----------         -----------
              Property, plant and equipment, net                 15,511,320          15,209,474
                                                                -----------         -----------

RESTRICTED CASH AND INVESTMENTS                                     189,128             189,128

GOODWILL, net of accumulated amortization
    of $768,913                                                   4,647,185           4,647,185

INTANGIBLE ASSETS, net of accumulated amortization
    of $640,937 and $614,938, respectively                           90,585              56,584

OTHER ASSETS, net                                                   339,566             400,007
                                                                -----------         -----------
       TOTAL ASSETS                                            $ 38,159,740        $ 36,913,345
                                                                ===========         ===========



           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS




       LIABILITIES AND STOCKHOLDERS' EQUITY                               June 30,         December 31,
       ------------------------------------                                2002                2001
                                                                        (unaudited)
                                                                        -----------       ------------
CURRENT LIABILITIES:
    Bank overdraft                                                     $    428,361        $    -
    Accounts payable                                                      2,512,415           3,153,391
    Accrued expenses                                                      2,811,594           3,085,766
    Current maturities on long-term debt                                  3,191,191           1,821,666
                                                                        -----------         -----------
              Total current liabilities                                   8,943,561           8,060,823

LONG-TERM DEBT                                                           12,037,378          13,675,431

NET DEFERRED TAX LIABILITIES                                                825,204             469,000

DEFERRED GAIN ON SWAP TERMINATION                                            55,011              62,097

OTHER LONG-TERM LIABILITIES                                                  38,468              -
                                                                        -----------         -----------
              Total liabilities                                          21,899,622          22,267,351
                                                                        -----------         -----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.05 par value; 4,000,000 shares authorized;
       no issued and outstanding shares                                     -                    -
    Common stock, $.05 par value; 15,000,000 shares authorized;
       5,046,116 and 5,029,983 shares issued and
       outstanding, respectively                                            252,307             251,500
    Additional paid-in capital                                           12,348,696          12,315,596
    Retained earnings                                                     3,675,037           2,592,898
    Other cumulative comprehensive income (loss)                            (15,922)           (514,000)
                                                                        -----------         -----------
              Total stockholders' equity                                 16,260,118          14,645,994
                                                                        -----------         -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                      $ 38,159,740        $ 36,913,345
                                                                        ===========         ===========




           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Restated-See Note 2)
--------------------------------------------------------------------------------

                                   (unaudited)


                                                      Three months ended                Six months ended
                                                           June 30,                         June 30,
                                                   2002              2001             2002             2001
                                                   ----              -----            ----             ----
NET SALES                                         $ 9,628,835   $ 11,252,246      $ 21,603,046    $ 20,769,647

COST OF PRODUCTS SOLD                               7,335,884      8,054,569        16,184,585      15,381,864
                                                ------------- --------------     -------------  --------------
              GROSS PROFIT                          2,292,951      3,197,677         5,418,461       5,387,783
                                                ------------- --------------     -------------  --------------
COSTS AND EXPENSES:
    General and administrative expenses             1,050,440      1,234,276         2,079,429       2,265,076
    Selling expenses                                  582,443        658,362         1,218,399       1,212,089
                                                 ------------ --------------     -------------   -------------
                                                    1,632,883      1,892,638         3,297,828       3,477,165
                                                 ------------ --------------     -------------   -------------
INCOME FROM OPERATIONS                                660,068      1,305,039         2,120,633       1,910,618

OTHER INCOME (EXPENSE):
    Other expense, net                                (46,629)       (72,758)          (39,568)        (76,322)
    Interest expense                                 (173,353)      (186,642)         (357,891)       (363,651)
    Interest income                                       162          4,662               520           7,909
                                                 ------------ --------------     -------------    ------------
               INCOME BEFORE INCOME
                 TAXES                                440,248      1,050,301         1,723,694       1,478,554

INCOME TAX PROVISION                                  144,684        145,850           641,555         252,660
                                                 ------------  -------------     -------------    ------------
NET INCOME                                       $    295,564  $     904,451     $   1,082,139    $  1,225,894
                                                      =======        =======         =========       =========



NET INCOME PER SHARE
    Basic                                        $      0.06   $        0.18     $       0.21     $       0.25
                                                 ============  =============     ============     ============
    Diluted                                      $      0.06   $        0.18     $       0.21     $       0.24
                                                 ============  =============     ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING -
    Basic                                           5,036,159      4,990,592         5,033,364       4,990,462
    Diluted                                         5,105,780      5,042,215         5,103,187       5,007,969



           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (unaudited)


                                                                                           Other
                                                            Additional                   Cumulative                  Comprehensive
                                          Common Stock        Paid-In      Retained     Comprehensive                  Income for
                                       Shares     Amount      Capital      Earnings         Loss           Total       the period
                                      ---------   --------  -----------   -----------   -------------   -----------    -----------
Balances, December 31, 2001           5,029,983  $ 251,500 $ 12,315,596  $  2,592,898  $     (514,000)  $ 14,645,994


  Shares issued for stock option
     exercises                            9,752        488       14,978       -             -                15,466

  Shared issued in connection with the
     employee stock purchase plan         6,381        319       18,122       -             -                18,441


  Net income                             -         -           -            1,082,139       -             1,082,139   $  1,082,139

  Change in cumulative translation
     adjustment                          -         -           -             -               498,078        498,078        498,078

                                      ---------   --------  -----------   -----------   -------------   -----------    -----------
Balances, June 30, 2002               5,046,116  $ 252,307 $ 12,348,696  $  3,675,037  $     (15,922)  $ 16,260,118   $  1,580,217
                                      =========   ========  ===========   ===========   =============   ===========    ===========




           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Restated - See Note 2)

                                   (unaudited)


                                                                    2002              2001
                                                               -------------     -------------


CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $   1,082,139       $ 1,225,894
    Adjustments to reconcile net income
       to net cash flows from operating activities-
          Depreciation                                               876,372           794,604
          Amortization                                                55,999           152,819
          Amortization of deferred gain on swap termination           (7,086)           (8,157)
          Provision for deferred income taxes                        334,714            -
          Loss on sale of property, plant and equipment                -                   103
          Change in -
              Accounts receivable, net                            (1,831,842)       (1,608,807)
              Inventories                                            200,151        (1,780,917)
              Prepaid expenses and other                            (340,459)            3,186
              Income tax receivable                                   (4,594)           -
              Accounts payable                                      (841,649)          440,148
              Accrued expenses                                       337,063           551,667
                                                               -------------     -------------
              Net cash flows used in operating activities           (139,192)         (229,460)
                                                               -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                    (884,360)         (893,687)
    Change in other non-current assets                               (29,559)            6,321
    Proceeds from sale of property, plant and equipment               -                    500
                                                               -------------     -------------
              Net cash flows used in investing activities           (913,919)         (886,866)
                                                               -------------     -------------



           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

     FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (Restated - See Note 2)

                                   (unaudited)

                                                                           2002               2001
                                                                      -------------       ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings / (repayments) on bank lines of credit, net                 (725,032)        -
    Borrowings / (repayments) on related party lines of credit              566,970        1,990,000
    Payment on industrial development revenue bonds                        (390,000)        (355,000)
    Borrowings for the purchase of Nitro Metall                               -            1,274,000
    Dividends paid by Nobelclad / Nitro Metall to former
       parent company                                                         -             (296,000)
    Distribution to former parent on Nobelclad's
       June 2001 acquisition of Nitro Metall                                  -           (1,293,000)
    Payments on capital lease obligation                                      -               (3,394)
    Change in other long-term liabilities                                    34,626          -
    Net proceeds from issuance of common stock to employees                  33,907           23,049
    Bank overdraft                                                          406,007          158,141
                                                                      -------------       ----------
              Net cash flows (used in) provided from
                  financing activities                                      (73,522)       1,497,796
                                                                      -------------       ----------


EFFECTS OF EXCHANGE RATES ON CASH                                           130,848         (130,000)
                                                                      -------------       ----------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                       (995,785)         251,470

CASH AND CASH EQUIVALENTS, beginning of the period                        1,811,618          298,530
                                                                      -------------       ----------
CASH AND CASH EQUIVALENTS, end of the period                         $      815,833      $   550,000
                                                                      =============       ==========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

       Cash paid during the period for-
          Interest                                                   $      336,371      $   317,217
                                                                      =============       ==========
          Income taxes                                               $      286,710      $   115,174
                                                                      =============       ==========



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

     Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

     DMC adopted the provisions of SFAS No. 142 effective January 1, 2002; however, we are still in the process of completing the transitional impairment test of goodwill that must be completed within the first year of adoption. For the six months ended June 30, 2002, the adoption of SFAS No. 142 reduced DMC's goodwill amortization expense to zero from approximately $108,000 for the first six months of 2001. Under SFAS No. 142, the carrying value of goodwill is to be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. DMC believes that the results of the goodwill impairment test could be a pre-tax charge against earnings associated with a cumulative effect from a change in accounting principle of up to $3.8 million.

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


4.   INVENTORY

     The components of inventory are as follows at June 30, 2002 and December 31, 2001:

                                              June 30,            December 31,
                                                2002                  2001
                                             (unaudited)
                                            --------------       --------------

                Raw Materials               $    2,384,782       $    2,414,394
                Work-in-Process                  4,243,983            4,230,671
                Supplies                           207,699               63,357
                                             -------------        -------------

                                            $    6,836,464       $    6,708,422
                                             =============        =============

5.   LONG-TERM DEBT

     Long-term debt consists of the following at June 30, 2002 and December 31, 2001:

                                                   June 30,       December 31,
                                                     2002             2001
                                                 (unaudited)
                                                --------------    -------------

      Line of credit - SNPE S.A.                 $   1,037,859    $     360,000
      Convertible subordinated note, SNPE, Inc.      1,200,000        1,200,000
      Term loan, SNPE, Inc. (related to
      acquisition of Nobelclad)                      4,000,000        4,000,000
      Bank lines of credit                           4,100,710        4,657,097
      Industrial development revenue bonds           4,890,000        5,280,000
                                                  ------------     ------------
      Total                                         15,228,569       15,497,097
      Less current maturities                       (3,191,191)      (1,821,666)
                                                  -------------    ------------
      Long-term portion                          $  12,037,378    $  13,675,431
                                                  ==============   ============


     Loan Covenants and Restrictions

     Our loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. The principal financial covenants relate to minimum debt service coverage, minimum net income and minimum net worth as measured at the end of each calendar quarter. As of June 30, 2002, we are in compliance with all financial covenants and other provisions of our debt agreements.


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

     DMC's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months and the six months ended June 30, 2002 and 2001 as follows:


                                                     Explosive
                                                    Manufacturing        Aerospace            Total
                                                    -------------      -------------      -------------
For the three months ended June 30, 2002:
Net sales                                           $   7,479,219      $   2,149,616      $   9,628,835
                                                      ===========        ===========       ============
Depreciation and amortization                       $     298,106      $     198,827      $     496,933
                                                     ============       ============       ============

Income (loss) from operations                       $     990,178      $    (330,110)     $     660,068
Unallocated amounts:
    Other income (expense)                                                                      (46,629)
    Interest expense, net                                                                      (173,191)
                                                                                              ---------
       Consolidated income before income taxes                                               $  440,248
                                                                                              =========



                                                     Explosive
                                                    Manufacturing        Aerospace            Total
                                                    -------------      -------------      -------------
For the three months ended June 30, 2001
  (Restated - See Note 2):
Net sales                                           $   8,042,402      $  3,209,844        $ 11,252,246
                                                     ============       ===========         ===========
Depreciation and amortization                       $     251,115      $    203,171        $    454,286
                                                     ============       ============        ===========

Income (loss) from operations                       $   1,333,357      $    (28,318)       $  1,305,039
Unallocated amounts:
    Other income (expense)                                                                      (72,758)
    Interest expense, net                                                                      (181,980)
                                                                                            ------------
       Consolidated income before income taxes                                             $  1,050,301
                                                                                            ============



                                                     Explosive
                                                    Manufacturing        Aerospace            Total
                                                    -------------      -------------      -------------

For the six months ended June 30, 2002:
Net sales                                            $17,099,612       $  4,503,434        $21,603,046
                                                      ==========        ===========         ==========
Depreciation and amortization                        $   553,726       $    378,645        $   932,371
                                                      ==========        ===========         ==========

Income (loss) from operations                        $ 2,940,475       $   (819,842)       $ 2,120,633
Unallocated amounts:
    Other income (expense)                                                                     (39,568)
    Interest expense, net                                                                     (357,371)
                                                                                            ----------
       Consolidated income before income taxes                                             $ 1,723,694
                                                                                            ===========



                                                     Explosive
                                                    Manufacturing        Aerospace            Total
                                                    -------------      -------------      -------------

For the six months ended June 30, 2001
  (Restated - See Note 2):
Net sales                                            $14,790,471       $  5,979,176        $20,769,647
                                                      ==========        ===========         ==========
Depreciation and amortization                        $   536,748       $    410,675        $   947,423
                                                      ==========        ===========         ==========

Income (loss) from operations                        $ 1,969,957       $    (59,339)       $ 1,910,618
Unallocated amounts:
    Other income (expense)                                                                     (76,322)
    Interest expense, net                                                                     (355,742)
                                                                                            ----------
       Consolidated income before income taxes                                             $ 1,478,554
                                                                                            ==========


7.   COMPREHENSIVE INCOME

     DMC's comprehensive income for the three and six months ended June 30, 2002 and 2001 was as follows:


                                                      Three Months Ended                 Six Months Ended
                                                          June  30,                          June  30,
                                                  ---------------------------       ----------------------------
                                                     2002             2001              2002             2001
                                                  ----------       ----------       -----------      -----------
Net income for the period                         $ 295,564        $ 904,451        $ 1,082,139      $ 1,225,894


Foreign currency translation adjustment             492,756         (506,076)           498,078         (639,076)
                                                   --------         ---------           -------         ---------

Comprehensive income                              $ 788,320        $ 398,375        $ 1,580,217      $   586,818
                                                   ========         ========         ==========       ==========

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

Three months and six months ended June 30, 2002 compared to three months and six months ended June 30, 2001

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:


                                             Percentage of net sales

                           Three months ended June 30,     Six months ended June 30,
                           ---------------------------     -------------------------
                             2002              2001         2002              2001
                                            (Restated)                     (Restated)
                           --------          ---------     -------          --------
Net sales                   100.0%            100.0%        100.0%            100.0%
Cost of products sold        76.2%             71.6%         74.9%             74.1%
                             -----             -----         -----             -----
Gross margin                 23.8%             28.4%         25.1%             25.9%
General & administrative     10.9%             11.0%          9.6%             10.9%
Selling expenses              6.0%              5.9%          5.7%              5.8%
                              ----              ----          ----              ----
Income from operations        6.9%             11.5%          9.8%              9.2%
Other expense, net            0.5%              0.6%          0.2%              0.4%
Interest expense, net         1.8%              1.6%          1.6%              1.7%
Income tax provision          1.5%              1.3%          3.0%              1.2%
                              ----              ----          ----              ----
Net income                    3.1%              8.0%          5.0%              5.9%
                              ====              ====          ====             =====

Net Sales. Net sales for the quarter ended June 30, 2002 decreased by 14.4% to $9,628,835 from $11,252,246 in the second quarter of 2001. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased by 7.0% to $7,479,219 in the second quarter of 2002 from $8,042,402 in the second quarter of 2001. Results for the second quarter of 2002 and 2001 include net sales of Nobelclad and its wholly-owned subsidiary, Nitro Metall, in the amounts of $2,941,988 and $2,797,960 for the respective quarterly periods. The Aerospace Group contributed sales of $2,149,616 (22.3% of total sales) in the second quarter of 2002 versus $3,209,844 (28.5% of total sales) in the second quarter of 2001. The 33% quarter-to-quarter decline in Aerospace Group sales reflects sales declines of 66% and 42% at the Precision Machined Products and Spin Forge divisions, respectively, that were partially offset by an 83% sales increase at AMK Welding.

For the six months ended June 30, 2002, net sales increased by 4.0% to $21,603,046 from $20,769,647 for the comparable period of 2001. Sales by the Explosive Metalworking Group for the comparable six-month periods increased by 15.6% to $17,099,612 in 2002 from $14,790,471 in 2001. Results for the six months ended June 30, 2002 and 2001 include net sales of Nobelclad and Nitro Metall in the amounts of $6,207,952 and $5,377,192, respectively. Aerospace Group sales for the six-month period ended June 30, 2002 totaled $4,503,434 (20.8% of total sales), a decrease of 24.7% from sales of $5,979,176 (28.8% of sales) reported for the comparable period of 2001. This sales decrease is attributable to sales decreases of 63% and 22% at Precision Machined Products and Spin Forge, respectively, that were partially offset by a 68% sales increase at AMK Welding.

Gross Profit. Gross profit for the quarter ended June 30, 2002 decreased by 28.3% to $2,292,951 from $3,197,677 in the second quarter of 2001. The gross profit margin for the second quarter of 2002 was 23.8%, a 16.2% decrease from the gross profit margin of 28.4% for the second quarter of 2001. This decrease is attributable to lower sales volumes during the second quarter of 2002 compared to 2001 and the resultant less favorable absorption of fixed manufacturing overhead expenses. For the six months ended June 30, 2002, gross profit increased slightly to $5,418,461 from $5,387,783 in the comparable period of 2001. The gross profit margin for the six months ended June 30, 2002 was 25.1% compared to 25.9% for the first six months of 2001.

The gross profit margin for the Explosive Metalworking Group decreased to 23.3% in the second quarter of 2002 from 24.2% in the second quarter of 2001. For the six months ended June 30, 2002, the gross profit margin for the Explosive Metalworking Group increased to 25.2% from 21.6% for the six months ended June 30, 2001. Improved Explosive Metalworking Group gross profit margins are attributable to favorable changes in product mix and higher sales volume that resulted in a more favorable absorption of fixed manufacturing overhead expenses. The gross profit margin for the Aerospace Group decreased to 0.5% for the second quarter of 2002 from 4.2% for the same period in 2001. For the six months ended June 30, 2002, the gross profit margin was a negative 0.1% as compared to a positive gross margin of 4.4% in the comparable period of 2001. The decline in the Aerospace Group gross margin is principally due to the poor sales performance of the Precision Machined Products and Spin Forge divisions where negative gross margins were reported for both the second quarter of 2002 and the six-month period then ended.

General and Administrative. General and administrative expenses for the quarter ended June 30, 2002 were $1,050,440 as compared to $1,234,276 in the second quarter of 2001. For the six months ended June 30, 2002, general and administrative expenses decreased by 8.2% to $2,079,429 from $2,265,076 in the comparable period of 2001. As a percentage of net sales, general and administrative expenses decreased from 11.0% in the second quarter of 2001 to 10.9% in the second quarter of 2002 and decreased from 10.9% to 9.6% for the comparable six-month period. For both the second quarter of 2002 and the six-month period then ended, the decline of general and administrative expenses reflects significant staffing reduction in the administration of the Aerospace Group and reduction of Corporate general and administrative expenses, including the discontinuance of the amortization of goodwill.

Selling Expense. Selling expenses decreased by 11.5% to $582,443 for the quarter ended June 30, 2002 from $658,362 in the second quarter of 2001. For the six months ended June 30, 2002, selling expenses increased by 0.5% to $1,218,399 from $1,212,089 in the comparable period of 2001. The small increase in expenses for the six-month period relates to the accrual of bonus expense associated with the Explosive Metalworking Group's strong 2002 financial performance and annual salary adjustments that were effective as of the beginning of 2002 that were largely offset by reductions in other spending categories. As a percentage of net sales, selling expenses increased from 5.9% in the second quarter 2001 to 6.0% in the second quarter of 2002 and decreased from 5.8% for the six months ended June 30, 2001 to 5.7% for the comparable period of 2002.

Income from Operations. For the quarter ended June 30, 2002, we reported income from operations of $660,068, a decrease of 49.4% from the $1,305,039 of operating income reported for the second quarter of 2001. For the six months ended June 30, 2002, we reported operating income of $2,120,633, which represented a 11.0% increase from the $1,910,618 in operating income that we reported for the first six months of 2001.

Our Explosive Metalworking Group reported income from operations of $990,178 in the second quarter of 2002 as compared to operating income of $1,333,357 for the comparable period of 2001. This lower second quarter income from operations reflects a sales decrease of $563,183 and a decrease in the Group's gross margin rate from 24.2% in 2001 to 23.3% in 2002. For the six months ended June 30, 2002, our Explosive Metalworking Group reported income from operations of $2,940,475 as compared to operating income of $1,969,957 for the comparable period of 2001. This significant improvement reflects a sales increase of $2,309,141 and an improvement in gross margin to 25.2% in 2002 from 21.6% in 2001. The Explosive Metalworking Group recently booked several large orders aggregating approximately $5 million relating to the supply of titanium clad for Inco's Goro Nickel Project in New Caledonia. These orders are scheduled to ship in the fourth quarter of 2002 and should enable the Group to report full year 2002 operating income that is higher than that reported for 2001.

Our Aerospace Group reported an operating loss of $330,110 in the second quarter of 2002 as compared to an operating loss of $28,318 in the prior year second quarter. For the six months ended June 30, 2002, our Aerospace Group reported an operating loss of $819,842 as compared to an operating loss of $59,339 for the comparable period of 2001. The Aerospace Group's increased operating loss is attributable to the significant decline in sales and gross profit at the Group's Precision Machined Products and Spin Forge divisions that was only partially offset by the strong performance of AMK Welding. Our Aerospace Group continues to suffer from the negative effects of September 11 on the commercial aircraft market, as well as the decreased demand for satellite and launch vehicle component parts that has resulted from the depressed state of the telecommunications industry. We have reorganized management teams at PMP and Spin Forge and taken other steps to reduce operating costs at these two divisions. Modest improvements in the Group's operating results are expected in the second half of 2002 and the Group is expected to return to profitability for the full year 2003.

Interest Expense. Interest expense decreased to $173,191 for the quarter ended June 30, 2002 from $181,980 in the second quarter of 2001. This decrease results from lower average interest rates in 2002. For the six months ended June 30, 2002, interest expenses increased by 0.5% to $357,371 from $355,742 for the comparable period in 2001. This increase resulted from higher 2002 borrowing levels associated with the term loan and revolving credit debt that was incurred in connection with the July 3, 2001 acquisition of Nobelclad and its Nitro Metall subsidiary that were not fully offset by lower average interest rates in the 2002 period.

Income Tax Provision. We recorded a consolidated income tax provision of $144,684 in the second quarter of 2002 versus $145,850 in the second quarter of 2001 of which $76,000 and zero, respectively, related to U.S. income taxes, with the remainder relating to the foreign taxes associated with the acquired operations of Nobelclad. For the six-month period, we recorded a consolidated income tax provision of $641,555 in 2002 versus $252,660 in 2001 of which $354,000 and zero, respectively, related to U.S. income taxes, with the remainder relating to the foreign taxes associated with the acquired operations of Nobelclad. This increased tax provision for the six-month period reflects an increase in income before taxes as well as an increase in the effective tax rate from 17.1% in 2001 to 37.2% in 2002. The increase in the effective tax rate reflects the fact that no U.S. tax provision was recorded during the first six months of 2001 due to the recognition of the tax benefits associated with loss carry-forwards from 2000.

Liquidity and Capital Resources

     Historically, we have obtained most of our operational financing from a combination of operating activities and an asset-backed revolving credit facility. In December 2001, we obtained a $6,000,000 revolving line of credit with a U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This bank line of credit will be used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line, which expires on December 4, 2004, carries an interest rate equal to the bank's prime rate plus 1.0% through February 28, 2002 and the bank's prime rate plus 0.5% thereafter. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventory of our U.S. operations and by new investments in property, plant and equipment that are made during the term of the agreement. As of June 30, 2002, borrowing availability under the line of credit was approximately $2,500,000 greater than the $2,656,065 in outstanding borrowings as of that date and the interest rate on outstanding borrowings was 5.25%.

     In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. In anticipation of its acquisition by the Company, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a revolving credit facility with a French bank that provides for maximum borrowings of 1,488,266 Euros ($1,444,645 based upon the June 30, 2002 exchange rate). This bank line of credit, which had outstanding borrowings of $1,444,645 on June 30, 2002, carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by 289,653 Euros ($288,929 based upon the June 30, 2002 exchange rate). The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($1,995,000 based upon the June 30, 2002 exchange rate) intercompany working capital line with Groupe SNPE under which borrowings of $1,037,859 were outstanding as of June 30, 2002. This intercompany line bears interest at EURIBOR plus 1.5%.

     The Company believes that its cash flow from operations and funds available under its credit facilities will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of its current business operations for the foreseeable future. However, a significant portion of the Company's sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect the Company's ability to meet its cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the Company's credit facilities could negatively affect the Company's ability to meet its future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing favorably on the basis of price. Borrowing from multiple lenders minimizes risks associated with the availability of funds. The nature of DMC's business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

Highlights from the Statement of Cash Flows for the six months ended June 30,
2002

     Net cash flows used in operating activities for the six months ended June 30, 2002 were $139,192. Significant sources of operating cash flow included net income of $1,082,139, depreciation and amortization of $932,371 and deferred taxes of $334,714. These sources of operating cash flow were more than offset by negative changes in working capital that totaled $2,481,330, including a $1,831,842 increase in accounts receivable and a $504,586 decrease in accounts payable and accrued expenses.

     Cash used in investing activities totaled $913,919 and was comprised primarily of capital expenditures in the amount of $884,360.

     Net cash flows used in financing activities for the six months ended June 30, 2002 totaled $73,522. The primary uses of cash flow from financing activities were repayments on the bank line of credit of $725,032 and principal payments on industrial development revenue bonds in the amount of $390,000 that were partially offset by borrowings on related party line of credit for $566,970 and a $406,007 bank overdraft.

Highlights from the Statement of Cash Flows for the six months ended June 30, 2001 (Restated)

     Net cash used in operations for the six months ended June 30, 2001 was $229,460. Significant sources included net income of $1,225,894 and depreciation and amortization of $947,423. These sources were more than offset by negative changes in working capital that totaled $2,394,723, including a $1,780,917 increase in inventories and a $1,608,807 increase in accounts receivable that were partially offset by a $991,815 increase in accounts payable and accrued expenses.

     Cash used in investing activities totaled $886,866 and was comprised primarily of capital expenditures in the amount of $893,687.

     Net cash flows from financing activities totaled $1,497,796. Significant sources included borrowings on related party lines of credit for $1,990,000 and bank borrowings of $1,274,000 relating to Nobelclad's acquisition of Nitro Metall. These sources were partially offset by a distribution to NEF, the former parent of Nitro Metall, in the amount of $1,293,000 relating to Nobelclad's acquisition of Nitro Metall, dividend payments of $296,000 by Nobelclad and Nitro Metall to NEF and $355,000 in principal payments on our industrial development revenue bonds.

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

     Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through 2002. In making this assessment, we have considered:

     - presently scheduled debt service requirements during the remainder of 2002 as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit as of June 30, 2002;
     - the anticipated level of capital expenditures during the remainder of 2002;
     - our expectation of realizing positive cash flow from operations during the two remaining quarters of 2002.

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

Impact of SFAS No. 142

     In June 2001, the FASB authorized the issuance of SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower of cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

     DMC adopted the provisions of SFAS No. 142 effective January 1, 2002; however, we are still in the process of completing the transitional impairment test of goodwill that must be completed within the first year of adoption. For the six months ended June 30, 2002, the adoption of SFAS No. 142 reduced DMC's goodwill amortization expense to zero from approximately $108,000 for the first six months of 2001. Under SFAS No. 142, the carrying value of goodwill is to be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. DMC believes that the results of the goodwill impairment test could be a pre-tax charge against earnings associated with a cumulative effect from a change in accounting principle of up to $3.8 million.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None.

Item 6.

        (a)  Reports on Form 8-K

     Report on Form 8-K, filed July 18, 2002, reporting the dismissal of Arthur Andersen LLP as independent public accountant of the Company and appointment of Ernst & Young LLP to serve as independent public accountants for the fiscal year ending December 31, 2002.

     Amendment to Report on Form 8-K filed July 25, 2002 including revised second Item 4 with respect to the audit opinion issued by Arthur Andersen to include the last two years, not only the year ended December 31, 2001, as required by Item 304 (a)(1)(ii)of Regulation S-K.

        (b)  Exhibits

        99.1 - Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2 - Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
               Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                          DYNAMIC MATERIALS CORPORATION
                                  (Registrant)


Date: August 14, 2002      /s/ Richard A. Santa
                           ----------------------------------------------------
                           Richard A. Santa, Vice President and Chief Financial
                           Officer (Duly Authorized Officer and Principal
                           Financial and Accounting Officer)