Form 10-Q
period 2002-09-30
DYNAMIC MATERIALS CORP
filed 2002-11-13
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            -----------------------


                                    Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

(  ) TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     FOR THE TRANSITION PERIOD FROM                TO               .
                                    --------------    --------------

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



     The number of shares of Common Stock outstanding was 5,053,616 as of October 31, 2002.

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

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements.................................... 4

    Consolidated Balance Sheets as of September 30, 2002 (unaudited)
       and December 31, 2001.................................................. 4
    Consolidated Statements of Operations for the three and nine months ended
         September 30, 2002 and 2001 (unaudited) ............................. 6
    Consolidated Statements of Stockholders' Equity for the nine months ended
         September 30, 2002 (unaudited) ...................................... 7
    Consolidated Statements of Cash Flows for the nine months ended
         September 30, 2002 and 2001 (unaudited) ............................. 8
    Notes to Consolidated Financial Statements (unaudited)....................10

Item 2 - Management's Discussion and Analysis of Financial Condition
    and Results of Operations ................................................16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........24

Item 4 - Controls and Procedures..............................................25

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................26

Item 2 - Changes in Securities and use of Proceeds............................26

Item 3 - Defaults Upon Senior Securities......................................26

Item 4 - Submission of Matters to a Vote of Security Holders..................26

Item 5 - Other information....................................................26

Item 6 - Reports on Form 8-K and Exhibits.....................................27

         Signatures ..........................................................28

         Certifications ......................................................29

Part I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements


                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,      December 31,
                ASSETS                                                                 2002               2001
                                                                                    (unaudited)
                                                                                    -----------       -----------

CURRENT ASSETS:
    Cash and cash equivalents                                                    $     824,788       $   1,811,618
    Accounts receivable, net of allowance for doubtful
       accounts of $269,000 and $234,000, respectively                               7,062,421           6,486,171
    Inventories                                                                      7,776,162           6,708,422
    Prepaid expenses and other                                                         715,194           1,143,356
    Current deferred tax asset                                                         261,400             261,400
                                                                                 -------------       -------------
              Total current assets                                                  16,639,965          16,410,967
                                                                                 -------------       -------------
PROPERTY, PLANT AND EQUIPMENT                                                       22,957,927          21,353,725
    Less- Accumulated depreciation                                                  (7,616,800)         (6,144,251)
                                                                                 -------------       -------------
              Property, plant and equipment, net                                    15,341,127          15,209,474
                                                                                 -------------       -------------

RESTRICTED CASH AND INVESTMENTS                                                        189,128             189,128

GOODWILL, net of accumulated amortization
    of $768,913                                                                      4,647,185           4,647,185

INTANGIBLE ASSETS, net of accumulated amortization
    of $657,687 and $614,938, respectively                                              73,835              56,584

OTHER ASSETS, net                                                                      316,611             400,007
                                                                                 -------------       -------------
       TOTAL ASSETS                                                              $  37,207,851       $  36,913,345
                                                                                 =============       =============



           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                                   September 30,      December 31,
       LIABILITIES AND STOCKHOLDERS' EQUITY                                            2002               2001
                                                                                    (unaudited)
                                                                                    -----------       -----------

CURRENT LIABILITIES:
    Bank overdraft                                                               $     539,871       $        -
    Accounts payable                                                                 3,665,080           3,153,391
    Accrued expenses                                                                 2,857,440           3,085,766
    Current maturities on long-term debt                                             2,414,054           1,821,666
                                                                                 -------------       -------------
              Total current liabilities                                              9,476,445           8,060,823

LONG-TERM DEBT                                                                       9,922,048          13,675,431

NET DEFERRED TAX LIABILITIES                                                         1,119,983             469,000

DEFERRED GAIN ON SWAP TERMINATION                                                       51,679              62,097

OTHER LONG-TERM LIABILITIES                                                             38,024                -
                                                                                 -------------       -------------
              Total liabilities                                                     20,608,179          22,267,351
                                                                                 -------------       -------------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.05 par value; 4,000,000 shares authorized;
       no issued and outstanding shares                                                   -                   -
    Common stock, $.05 par value; 15,000,000 shares authorized;
       5,053,616 and 5,029,983 shares issued and
       outstanding, respectively                                                       252,682             251,500
    Additional paid-in capital                                                      12,358,295          12,315,596
    Retained earnings                                                                4,059,011           2,592,898
    Other cumulative comprehensive income (loss)                                       (70,316)           (514,000)
                                                                                 -------------       -------------
              Total stockholders' equity                                            16,599,672          14,645,994
                                                                                 -------------       -------------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $  37,207,851       $  36,913,345
                                                                                 =============       =============




           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                             (Restated - See Note 2)

                                   (unaudited)


                                                  Three months ended              Nine months ended
                                                     September 30,                   September 30,
                                                 2002           2001            2002           2001
                                                 ----           ----            ----           ----

NET SALES                                    $ 10,695,195   $ 12,257,533    $ 32,298,243   $ 33,027,180

COST OF PRODUCTS SOLD                           8,211,278      8,888,799      24,395,863     24,270,663
                                             ------------   ------------    ------------   ------------
              GROSS PROFIT                      2,483,917      3,368,734       7,902,380      8,756,517
                                             ------------   ------------    ------------   ------------
COSTS AND EXPENSES:
    General and administrative expenses           980,690      1,125,537       3,060,120      3,390,613
    Selling expenses                              649,818        616,906       1,868,217      1,828,985
                                             ------------   ------------    ------------   ------------
                                                1,630,508      1,742,443       4,928,337      5,219,598
                                             ------------   ------------    ------------   ------------
INCOME FROM OPERATIONS                            853,409      1,626,291       2,974,043      3,536,919

OTHER INCOME (EXPENSE):
    Other income (expense)                            765          1,406         (38,803)       (74,495)
    Interest expense                             (169,078)      (252,491)       (526,969)      (616,152)
    Interest income                                   636          5,079           1,155         12,988
                                             ------------   ------------    ------------   ------------
               INCOME BEFORE INCOME
                 TAXES                            685,732      1,380,285       2,409,426      2,859,260

INCOME TAX PROVISION                              301,758         36,740         943,313        289,400
                                             ------------   ------------    ------------   ------------
NET INCOME                                   $    383,974   $  1,343,545    $  1,466,113   $  2,569,860
                                             ============   ============    ============   ============


NET INCOME PER SHARE
    Basic                                    $       0.08   $       0.27    $       0.29   $       0.51
                                             ============   ============    ============   ============
    Diluted                                  $       0.08   $       0.26    $       0.29   $       0.51
                                             ============   ============    ============   ============

WEIGHTED AVERAGE NUMBER OF SHARES
         OUTSTANDING -
    Basic                                       5,048,888      5,016,125       5,038,596      4,999,110
    Diluted                                     5,073,508      5,098,081       5,092,379      5,038,873



           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
                                   (unaudited)



                                                                                             Other
                                            Common Stock        Additional                 Cumulative                  Comprehensive
                                       ----------------------     Paid-In     Retained    Comprehensive                  Income for
                                         Shares       Amount      Capital     Earnings        Loss          Total        the period
                                       ---------    ---------  ------------  -----------  -------------  ------------  -------------

Balances, December 31, 2001            5,029,983    $ 251,500  $ 12,315,596  $ 2,592,898   $ (514,000)   $ 14,645,994


 Shares issued for stock option
    exercises                             17,252          863        24,577        -              -            25,440
 Shared issued in connection with the
    employee stock purchase plan           6,381          319        18,122        -              -            18,441


 Net income                                 -            -             -       1,466,113          -         1,466,113   $ 1,466,113

 Change in cumulative translation
    adjustment                              -            -             -           -          443,684         443,684       443,684

                                       ----------   ---------  ------------  -----------   ------------  ------------   ------------
Balances, September 30, 2002           5,053,616    $ 252,682  $ 12,358,295  $ 4,059,011   $  (70,316)   $ 16,599,672   $ 1,909,797
                                       ==========   =========  ============  ===========   ============  ============   ============


           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Restated - See Note 2)

                                   (unaudited)


                                                                      2002              2001
                                                                 -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $   1,466,113     $   2,569,860
    Adjustments to reconcile net income
       to net cash flows from operating activities-
          Depreciation                                               1,302,579         1,198,790
          Amortization                                                  42,749           222,569
          Amortization of deferred gain on swap termination            (10,418)          (12,039)
          Provision for deferred income taxes                          632,027            (1,000)
          Change in -
              Accounts receivable, net                                (351,794)       (1,390,153)
              Inventories                                             (757,986)         (509,537)
              Prepaid expenses and other                               210,348            (1,545)
              Accounts payable                                         304,736          (391,473)
              Accrued expenses                                         (82,907)          535,431
                                                                 -------------     -------------
              Net cash flows from operating activities               2,755,447         2,220,903
                                                                 -------------     -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment                    (1,174,677)       (1,174,834)
    Change in other non-current assets                                  23,396           (71,502)
    Proceeds from sale of property, plant and equipment                 -                    500
                                                                 -------------     -------------
              Net cash flows used in investing activities           (1,151,281)       (1,245,836)
                                                                 -------------     -------------



           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001 (Restated - See Note 2)

                                   (unaudited)

                                                                     2002               2001
                                                                 -------------     -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Borrowings / (repayments) on bank lines of credit, net          (2,275,374)            -
    Borrowings / (repayments) on related party lines of credit        (148,035)         579,000
    Payment on industrial development revenue bonds                   (590,000)        (540,000)
    Repayments on the SNPE Term Loan                                  (333,333)            -
    Borrowings for the purchase of Nitro Metall                           -           1,271,000
    Borrowings for the purchase of Nobleclad                                          4,000,000
    Dividends paid by Nobelclad / Nitro Metall to former
       parent company                                                     -            (296,000)
    Distribution to former parent on Nobelclad's
       June 2001 acquisition of Nitro Metall                              -          (1,293,000)
    Distribution to former parent on acquisition
       of Nobleclad                                                                  (4,000,000)
    Payments on capital lease obligation                                  -              (3,394)
    Change in other long-term liabilities                               35,727            -
    Net proceeds from issuance of common stock to employees             43,882           23,049
    Bank overdraft                                                     539,871           79,000
                                                                 -------------    -------------
              Net cash flows used in financing activities           (2,727,262)        (180,345)
                                                                 -------------    -------------

EFFECTS OF EXCHANGE RATES ON CASH                                      136,266          (87,000)
                                                                 -------------    -------------
NET INCREASE (DECREASE) IN CASH
AND CASH EQUIVALENTS                                                  (986,830)         707,722

CASH AND CASH EQUIVALENTS, beginning of the period                   1,811,618          298,530
                                                                 -------------    -------------
CASH AND CASH EQUIVALENTS, end of the period                     $     824,788    $   1,006,252
                                                                 =============    =============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

       Cash paid during the period for-
          Interest                                               $     484,436    $     461,135
                                                                 =============    =============
          Income taxes                                           $     227,046    $     183,616
                                                                 =============    =============


           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

1.   BASIS OF PRESENTATION

     The information included in the Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2001.

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

     Foreign Operations and Foreign Exchange Rate Risk

     The functional currency for our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity and are included in other cumulative comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.


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

     DMC adopted the provisions of SFAS No. 142 effective January 1, 2002; however, we are still in the process of completing the transitional impairment test of goodwill that must be completed within the first year of adoption. For the nine months ended September 30, 2002, the adoption of SFAS No. 142 reduced DMC's goodwill amortization expense to zero from approximately $162,500 for the first nine months of 2001. Under SFAS No. 142, the carrying value of goodwill is to be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. DMC believes that the results of the goodwill impairment test could be a pre-tax charge against earnings associated with a cumulative effect from a change in accounting principle of up to 3.8 million, the full amount of goodwill recorded in connection with the December 1998 acquisition of Precision Machined Products.

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


4.   INVENTORY

     The components of inventory are as follows at September 30, 2002 and December 31, 2001:

                                        September 30,       December 31,
                                            2002                2001
                                         (unaudited)
                                       --------------       ------------

         Raw Materials                 $  3,371,389         $  2,414,394
         Work-in-Process                  4,202,425            4,230,671
         Supplies                           202,348               63,357
                                       ------------         ------------
                                       $  7,776,162         $  6,708,422
                                       ============         ============

5.   LONG-TERM DEBT

     Long-term debt consists of the following at September 30, 2002 and December 31, 2001:

                                                      September 30,       December 31,
                                                          2002                2001
                                                       (unaudited)
                                                    ----------------    ----------------
      Line of credit - SNPE S.A.                      $      245,722      $     360,000
      Convertible subordinated note, SNPE, Inc.            1,200,000          1,200,000
      Term loan, SNPE, Inc. (related to
        acquisition of Nobelclad)                          3,666,667          4,000,000
      Bank lines of credit                                 2,533,713          4,657,097
      Industrial development revenue bonds                 4,690,000          5,280,000
                                                      --------------      -------------
      Total                                               12,336,102         15,497,097
      Less current maturities                             (2,414,054)        (1,821,666)
                                                      --------------      -------------
      Long-term portion                               $    9,922,048      $  13,675,431
                                                      ==============      =============


     Loan Covenants and Restrictions

     Our loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. The principal financial covenants relate to minimum debt service coverage, minimum net income and minimum net worth as measured at the end of each calendar quarter. As of September 30, 2002, we are in compliance with all financial covenants and other provisions of our debt agreements.


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

     DMC's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months and the nine months ended September 30, 2002 and 2001 as follows:

                                                          Explosive
                                                        Manufacturing         Aerospace           Total
                                                        --------------     --------------     -------------
For the three months ended September 30, 2002:
Net sales                                               $   8,144,835       $  2,550,360      $  10,695,195
                                                         ============        ===========       ============
Depreciation and amortization                           $     255,122       $    187,838      $     442,960
                                                         ============        ===========       ============

Income (loss) from operations                           $   1,183,179       $   (329,770)     $     853,409
Unallocated amounts:
    Other income (expense)                                                                              765
    Interest expense, net                                                                          (168,442)
                                                                                               ------------
       Consolidated income before income taxes                                                $     685,732
                                                                                               ============


                                                          Explosive
                                                        Manufacturing         Aerospace           Total
                                                        --------------     --------------     -------------
For the three months ended September 30, 2001
  (Restated - See Note 2):
Net sales                                               $   8,739,949       $  3,517,584      $  12,257,533
                                                         ============        ===========       ============
Depreciation and amortization                           $     261,611       $    212,222      $     473,833
                                                         ============        ===========       ============

Income (loss) from operations                           $   1,607,870       $     18,421      $   1,626,291
Unallocated amounts:
    Other income (expense)                                                                            1,406
    Interest expense, net                                                                          (247,412)
                                                                                               ------------
       Consolidated income before income taxes                                                $   1,380,285


                                                          Explosive
                                                        Manufacturing         Aerospace           Total
                                                        --------------     --------------     -------------
For the nine months ended September 30, 2002:
Net sales                                               $  25,245,221       $  7,053,022      $  32,298,243
                                                         ============        ===========       ============
Depreciation and amortization                           $     778,845       $    566,483      $   1,345,328
                                                         ============        ===========       ============

Income (loss) from operations                           $   4,124,018       $ (1,149,975)     $   2,974,043
Unallocated amounts:
    Other income (expense)                                                                          (38,803)
    Interest expense, net                                                                          (525,814)
                                                                                               ------------
       Consolidated income before income taxes                                                $   2,409,426
                                                                                               ============

                                                          Explosive
                                                        Manufacturing         Aerospace           Total
                                                        --------------     --------------     -------------
For the nine months ended September 30, 2001
  (Restated - See Note 2):
Net sales                                               $  23,530,420       $  9,496,760      $  33,027,180
                                                         ============        ===========       ============
Depreciation and amortization                           $     798,462       $    622,897      $   1,421,359
                                                         ============        ===========       ============

Income (loss) from operations                           $   3,577,838       $    (40,919)     $   3,536,919
Unallocated amounts:
    Other income (expense)                                                                          (74,495)
    Interest expense, net                                                                          (603,164)
                                                                                               -----------
       Consolidated income before income taxes                                                $   2,859,260
                                                                                               ============


7.   COMPREHENSIVE INCOME

     DMC's comprehensive income for the three and nine months ended September 30, 2002 and 2001 was as follows:


                                        Three Months Ended                  Nine Months Ended
                                           September 30,                       September 30,
                                    ---------------------------       -----------------------------
                                       2002             2001              2002             2001
                                    ----------      -----------       -----------      ------------

Net income for the period           $ 383,974       $ 1,343,545       $ 1,466,113      $  2,569,439

Foreign currency translation          (54,394)          417,704           443,684          (221,372)
  adjustment                        ----------      -----------       -----------      ------------

Comprehensive income                $ 329,580       $ 1,761,249       $ 1,909,797      $  2,348,067
                                    ==========      ===========       ===========      ============

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

Three months and nine months ended September 30, 2002 compared to three months and nine months ended September 30, 2001

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                            Percentage of net sales
                                            -----------------------
                                 Three months ended       Nine months ended
                                     September 30,           September 30,
                                 -------------------      -----------------
                                  2002       2001          2002       2001
                                          (Restated)               (Restated)
                                 ------   ----------      ------   ----------

Net sales                        100.0%     100.0%        100.0%     100.0%
Cost of products sold             76.8%      72.5%         75.6%      73.5%
                                 ------     ------        ------     ------
Gross margin                      23.2%      27.5%         24.4%      26.5%
General & administrative           9.2%       9.2%          9.5%      10.3%
Selling expenses                   6.1%       5.0%          5.8%       5.5%
                                 ------     ------        ------     ------
Income from operations             7.9%      13.3%          9.1%      10.7%
Other expense, net                 0.0%       0.0%          0.1%       0.2%
Interest expense, net              1.6%       2.0%          1.6%       1.8%
Income tax provision               2.8%       0.3%          2.9%       0.9%
                                 ------     ------        ------     ------
Net income                         3.5%      11.0%          4.5%      7.8 %
                                 ======     ======        ======     ======

Net Sales. Net sales for the quarter ended September 30, 2002 decreased by 12.7% to $10,695,195 from $12,257,533 in the third quarter of 2001. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased by 6.8% to $8,144,835 in the third quarter of 2002 from $8,739,949 in the third quarter of 2001. Results for the third quarter of 2002 and 2001 include net sales of Nobelclad and its wholly-owned subsidiary, Nitro Metall, in the amounts of $1,925,595 and $2,836,809 for the respective quarterly periods. The Aerospace Group contributed sales of $2,550,360 (23.8% of total sales) in the third quarter of 2002 versus $3,517,584 (28.7% of total sales) in the third quarter of 2001. The 27.5% quarter-to-quarter decline in Aerospace Group sales reflects sales declines of 66% and 42% at the Precision Machined Products and Spin Forge divisions, respectively, that were partially offset by an 83% sales increase at AMK Welding.

For the nine months ended September 30, 2002, net sales decreased by 2.1% to $32,329,583 from $33,027,180 for the comparable period of 2001. Sales by the Explosive Metalworking Group for the comparable nine-month periods increased by 7.3% to $25,245,221 in 2002 from $23,530,420 in 2001. Results for the nine months ended September 30, 2002 and 2001 include net sales of Nobelclad and Nitro Metall in the amounts of $8,133,547 and $8,213,998, respectively. Aerospace Group sales for the nine-month period ended September 30, 2002 totaled $7,053,022 (21.8% of total sales), a decrease of 25.7% from sales of $9,496,760 (28.8% of sales) reported for the comparable period of 2001. This sales decrease is attributable to sales decreases of 63% and 22% at Precision Machined Products and Spin Forge, respectively, that were partially offset by a 68% sales increase at AMK Welding.

Gross Profit. Gross profit for the quarter ended September 30, 2002 decreased by 26.3% to $2,483,917 from $3,368,734 in the third quarter of 2001. The gross profit margin for the third quarter of 2002 was 23.2%, a 15.6% decrease from the gross profit margin of 27.5% for the third quarter of 2001. This decrease is attributable to lower sales volumes during the third quarter of 2002 compared to 2001 and the resultant less favorable absorption of fixed manufacturing overhead expenses. For the nine months ended September 30, 2002, gross profit decreased by 9.8% to $7,902,380 from $8,756,517 in the comparable period of 2001. The gross profit margin for the nine months ended September 30, 2002 was 24.4% compared to 26.5% for the first nine months of 2001.

The gross profit margin for the Explosive Metalworking Group decreased to 22.8% in the third quarter of 2002 from 23.8% in the third quarter of 2001. For the nine months ended September 30, 2002, the gross profit margin for the Explosive Metalworking Group increased to 24.4% from 22.3% for the nine months ended September 30, 2001. Improved Explosive Metalworking Group gross profit margins are principally attributable to favorable changes in product mix. The gross profit margin for the Aerospace Group decreased to 0.4% for the third quarter of 2002 from 3.9% for the same period in 2001. For the nine months ended September 30, 2002, the Aerospace Group gross profit margin was 0.1% as compared to 4.2% in the comparable period of 2001. The decline in the Aerospace Group gross margin is principally due to the poor sales performance of the Precision Machined Products and Spin Forge divisions where negative gross margins were reported for both the third quarter of 2002 and the nine-month period then ended.

General and Administrative. General and administrative expenses for the quarter ended September 30, 2002 were $980,690 as compared to $1,125,537 in the third quarter of 2001. For the nine months ended September 30, 2002, general and administrative expenses decreased by 9.7% to $3,060,120 from $3,390,613 in the comparable period of 2001. As a percentage of net sales, general and administrative expenses remained constant at 9.2% for the third quarters of 2002 and 2001 and decreased from 10.3% to 9.5% for the comparable nine-month periods. For both the third quarter of 2002 and the nine-month period then ended, the decline of general and administrative expenses reflects significant staffing reduction in the administration of the Aerospace Group and reduction of Corporate general and administrative expenses, including the discontinuance of the amortization of goodwill.

Selling Expense. Selling expenses increased by 5.3% to $649,818 for the quarter ended September 30, 2002 from $616,906 in the third quarter of 2001. For the nine months ended September 30, 2002, selling expenses increased by 2.1% to $1,868,217 from $1,828,985 in the comparable period of 2001. The small increase in expenses for the nine-month period relates to the accrual of bonus expense associated with the Explosive Metalworking Group's strong 2002 financial performance and annual salary adjustments that were effective as of the beginning of 2002 that were largely offset by reductions in other spending categories. The increase for the third quarter reflects these factors as well as legal costs associated with a review of the Explosive Metalworking Group's international trade compliance program. As a percentage of net sales, selling expenses increased from 5.0% in the third quarter 2001 to 6.1% in the third quarter of 2002 and increased from 5.5% for the nine months ended September 30, 2001 to 5.8% for the comparable period of 2002.

Income from Operations. For the quarter ended September 30, 2002, we reported income from operations of $853,409, a decrease of 47.5% from the $1,626,291 of operating income reported for the third quarter of 2001. For the nine months ended September 30, 2002, we reported operating income of $2,974,043, which represented a 15.9% decrease from the $3,536,919 in operating income that we reported for the first nine months of 2001.

Our Explosive Metalworking Group reported income from operations of $1,183,179 in the third quarter of 2002 as compared to operating income of $1,607,870 for the comparable period of 2001. This lower third quarter income from operations reflects a sales decrease of $595,114 and a decrease in the Group's gross margin rate from 23.6% in 2001 to 22.8% in 2002. For the nine months ended September 30, 2002, our Explosive Metalworking Group reported income from operations of $4,124,018 as compared to operating income of $3,577,838 for the comparable period of 2001. This significant improvement reflects a sales increase of $2,309,141 and an improvement in gross margin to 24.4% in 2002 from 22.3% in 2001. The Explosive Metalworking Group has received several large orders aggregating approximately $5 million relating to the supply of titanium clad for Inco's Goro Nickel Project in New Caledonia. The majority of these orders are scheduled to ship in the fourth quarter of 2002 and should enable the Group to report full year 2002 operating income that is significantly higher than that reported for 2001.

Our Aerospace Group reported an operating loss of $329,770 in the third quarter of 2002 as compared to operating income of $18,421 in the prior year third quarter. For the nine months ended September 30, 2002, our Aerospace Group reported an operating loss of $1,149,975 as compared to an operating loss of $40,919 for the comparable period of 2001. The Aerospace Group's increased operating loss is attributable to the significant decline in sales and gross profit at the Group's Precision Machined Products and Spin Forge divisions that was only partially offset by the strong performance of AMK Welding. Our Aerospace Group continues to suffer from the negative effects of September 11 on the commercial aircraft market, as well as the decreased demand for satellite and launch vehicle component parts that has resulted from the depressed state of the telecommunications industry. We have reorganized management teams at PMP and Spin Forge and taken other steps to reduce operating costs at these two divisions.

Modest improvements in the Group's operating results are expected in the fourth quarter of 2002 and the Group is expected to return to profitability by the end of 2003.

Interest Expense. Interest expense decreased by 31.9% to $168,442 for the quarter ended September 30, 2002 from $247,412 in the third quarter of 2001. For the nine months ended September 30, 2002, interest expenses decreased by 12.8% to $525,814 from $603,164 for the comparable period in 2001. These decreases result from lower average interest rates in 2002 that more than offset higher 2002 borrowing levels associated with the term loan and revolving credit debt that was incurred in connection with the July 3, 2001 acquisition of Nobelclad and its Nitro Metall subsidiary.

Income Tax Provision. We recorded a consolidated income tax provision of $301,758 in the third quarter of 2002 versus $36,740 in the third quarter of 2001 of which $297,000 and zero, respectively, related to U.S. income taxes, with the remainder relating to the foreign taxes associated with the acquired operations of Nobelclad. For the nine-month period, we recorded a consolidated income tax provision of $943,313 in 2002 versus $289,400 in 2001 of which $651,000 and zero, respectively, related to U.S. income taxes, with the remainder relating to the foreign taxes associated with the acquired operations of Nobelclad. This increased tax provision for the nine-month period reflects an increase in the effective tax rate from 10.1% in 2001 to 39.2% in 2002 that more than offset the decrease in income before income taxes. The increase in the effective tax rate reflects the fact that no U.S. tax provision was recorded during the first nine months of 2001 due to the recognition of the tax benefits associated with loss carry-forwards from 2000.

Liquidity and Capital Resources

     Historically, we have obtained most of our operational financing from a combination of operating activities and an asset-backed revolving credit facility. In December 2001, we obtained a $6,000,000 revolving line of credit with a U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This bank line of credit will be used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line, which expires on December 4, 2004, carries an interest rate equal to the bank's prime rate plus 1.0% through February 28, 2002 and the bank's prime rate plus 0.5% thereafter. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventory of our U.S. operations and by new investments in property, plant and equipment that are made during the term of the agreement. As of September 30, 2002, borrowing availability under the line of credit was approximately $4,600,000 greater than the $1,105,723 in outstanding borrowings as of that date and the interest rate on outstanding borrowings was 5.25%.

     In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. In anticipation of its acquisition by the Company, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a revolving credit facility with a French bank that provides for maximum borrowings of 1,488,266 Euros ($1,427,990 based upon the September 30, 2002 exchange rate). This bank line of credit, which had outstanding borrowings of $1,427,990 on September 30, 2002, carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by 289,653 Euros ($285,598 based upon the September 30, 2002 exchange rate). The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($1,972,000 based upon the September 30, 2002 exchange rate) intercompany working capital line with Groupe SNPE under which borrowings of $245,722 were outstanding as of September 30, 2002. This intercompany line bears interest at EURIBOR plus 1.5%.

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

Highlights from the Statement of Cash Flows for the nine months ended September 30, 2002

     Net cash flows from operating activities for the nine months ended September 30, 2002 were $2,755,447. Significant sources of operating cash flow included net income of $1,466,113, depreciation and amortization of $1,345,328 and deferred taxes of $632,027. These sources of operating cash flow were partially offset by negative changes in working capital that totaled $677,603, including a $351,794 and $757,986 increase in accounts receivable and inventory, respectively.

     Cash used in investing activities totaled $1,151,281 and was comprised primarily of capital expenditures in the amount of $1,174,677.

     Net cash flows used in financing activities for the nine months ended September 30, 2002 totaled $2,727,262. The primary uses of cash flow from financing activities were repayments on the bank lines of credit of $2,275,374, repayments on related party lines of credit of $148,035, principal payments on industrial development revenue bonds in the amount of $590,000 and a repayment on the term loan with SNPE, Inc. of $333,333. The foregoing debt reductions were partially offset by a $539,871 bank overdraft.

Highlights from the Statement of Cash Flows for the nine months ended September 30, 2001 (Restated)

     Net cash from operations for the nine months ended September 30, 2001 was $2,220,903. Significant sources included net income of $2,569,860 and depreciation and amortization of $1,421,359. These sources were partially offset by negative changes in working capital that totaled $1,757,277, including a $1,390,153 increase in accounts receivable and a $509,537 increase in inventories.

     Cash used in investing activities totaled $1,245,836 and was comprised primarily of capital expenditures in the amount of $1,174,834.

     Net cash flows used in financing activities totaled $180,345. Significant sources included borrowings on related party lines of credit for $579,000 and borrowings for the purchase of Nitro Metall and Nobleclad of $1,271,000 and $4,000,000 respectively. These sources were more than offset by a distribution to NEF, the former parent of Nitro Metall, in the amount of $1,293,000 relating to Nobelclad's acquisition of Nitro Metall, a distribution to NEF, the former parent of Nobleclad, of $4,000,000 related to the acquisition of Nobleclad, dividend payments of $296,000 by Nobelclad and Nitro Metall to NEF and $540,000 in principal payments on our industrial development revenue bonds.

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

     We expect cash inflows from operating activities to exceed outflows for the full year 2002. However, our success depends on the execution of our strategies, including our ability to:

     - secure an adequate level of new customer orders at all operating divisions and
     -    continue to implement the most cost-effective internal processes.

     Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through the last quarter of 2002 and during 2003. In making this assessment, we have considered:

     - presently scheduled debt service requirements during the last quarter of 2002 and in 2003, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;
     - the anticipated level of capital expenditures during the last quarter of 2002 and in 2003;
     - our expectation of realizing positive cash flow from operations in 2002 and 2003.

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

     DMC adopted the provisions of SFAS No. 142 effective January 1, 2002; however, we are still in the process of completing the transitional impairment test of goodwill that must be completed within the first year of adoption. For the nine months ended September 30, 2002, the adoption of SFAS No. 142 reduced DMC's goodwill amortization expense to zero from approximately $162,500 for the first nine months of 2001. Under SFAS No. 142, the carrying value of goodwill is to be evaluated based upon its current fair value as if the purchase price allocation occurred on January 1, 2002. Fair value for goodwill and intangible assets is determined based upon discounted cash flows and appraised values. DMC believes that the results of the goodwill impairment test could be a pre-tax charge against earnings associated with a cumulative effect from a change in accounting principle of up to $3.8 million, the full amount of goodwill recorded in connection with the December 1998 acquisition of Precision Machined Products.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

     There have been no events that materially affect our quantitative and qualitative disclosure about market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 4.  Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

Part II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Changes in Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on September 12, 2002. At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2005 Annual Meeting of Shareholders or until their respective successors are elected and
(ii) ratified the selection of Ernst & Young LLP as independent accountants of the Company for its fiscal year ending December 31, 2002.

     The Company had 5,046,116 shares of Common Stock outstanding as of July 30, 2002, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 4,888,683 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors

         DIRECTOR               Shares Voted "FOR"          Shares Withheld
         --------               ------------------          ---------------
         Yves Charvin                4,814,520                     74,163
         Dean K. Allen               4,865,595                    23,088
         Michel Philippe             4,861,595                    27,088


Proposal 2: Ratification of Selection of Independent Accountants

Shares Voted       Shares Voted             Shares              Shares
   "FOR"             "AGAINST"           "ABSTAINING"          not voted

  4,872,207             6,389                10,087                 0


Item 5.  Other Information

         None.

Item 6.

         (a)   Reports on Form 8-K

     Report on Form 8-K, filed July 18, 2002, reporting the dismissal of Arthur Andersen LLP as independent public accountant of the Company and appointment of Ernst & Young LLP to serve as independent public accountants for the fiscal year ending December 31, 2002.

     Amendment to Report on Form 8-K filed July 25, 2002 including revised second Item 4 with respect to the audit opinion issued by Arthur Andersen to include the last two years, not only the year ended December 31, 2001, as required by Item 304 (a)(1)(ii) of Regulation S-K.

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


                                  DYNAMIC MATERIALS CORPORATION
                                      (Registrant)


Date: November 13, 2002           /s/ Richard A. Santa
                                  -------------------------------------
                                  Richard A. Santa, Vice President and Chief
                                  Financial Officer (Duly Authorized Officer and
                                  Principal Financial and  Accounting Officer)

                                 CERTIFICATIONS




I, Yvon Pierre Cariou, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Dynamic Materials Corporation;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002

                                           /s/ Yvon Pierre Cariou
                                           Yvon Pierre Cariou
                                           President and Chief Executive Officer
                                           of Dynamic Materials Corporation

                                 CERTIFICATIONS


I, Richard A. Santa, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Dynamic Materials Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  November 13, 2002

                                        /s/ Richard A. Santa
                                        Richard A. Santa
                                        Vice President and Chief Financial
                                        Officer of Dynamic Materials Corporation

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynamic Materials Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yvon Pierre Cariou, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                          /s/ Yvon Pierre Cariou
                                          Yvon Pierre Cariou
                                          President and Chief Executive Officer
                                          of Dynamic Materials Corporation


November 13, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Dynamic Materials Corporation (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard A. Santa, Vice President and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.





                                      /s/ Richard A. Santa
                                      Richard A. Santa
                                      Vice President and Chief Financial Officer
                                      of Dynamic Materials Corporation


November 13, 2002