Form 10-K
period 2002-12-31
DYNAMIC MATERIALS CORP
filed 2003-03-31
CIK 34067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2002

(   )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
       For the transition period from           to

                          Commission file number 0-8328

                         ------------------------------


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             ---

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 under the Act). Yes      No  X
                                          ---     ---

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $4,371,549 as of March 10, 2003.

     The number of shares of Common Stock outstanding was 5,061,390 as of March 10, 2003.

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

     Explosive Metalworking. The primary product of the Explosive Metalworking Group is explosion bonded clad metal plate. Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for chemical processing, refining, power and similar industries. Clad plates consist of a thin layer of an expensive, corrosion resistant metal, such as titanium or stainless steel, which is metallurgically bonded to a less expensive, less corrosion resistant, thick base metal, typically carbon steel. Explosion clad occupies a well-defined technical and commercial niche in the broader clad metal marketplace. Explosion clad is a high performance, low cost alternative for many applications requiring corrosion resistant alloys. Explosive metalworking can also be used for precision metal forming, powder metal compaction, and shock synthesis. The company has a long-term ongoing contract for shock synthesis of industrial diamonds.

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

     Stock Purchase Agreement with SNPE. On June 14, 2000, the Company's stockholders approved a Stock Purchase Agreement (the "Agreement") between the Company and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, the Company borrowed $1,200,000 under a convertible subordinated note from SNPE and $3,500,000 under a credit facility with SNPE. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999. In December 2001, the SNPE credit facility was replaced by a bank facility.

     Dynamic Materials Corporation, formerly Explosive Fabricators, Inc., was incorporated in Colorado in 1971 and was reincorporated in Delaware in 1997.

     Our principal Internet address is www.dynamicmaterials.com. We make available free of charge on www.dynamicmaterials.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

     Financial Information about Industry Segments

     See Note 8 to the Company's financial statements included under Item 8 for certain financial information about the Company's industry segments.

     Risk Factors

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

     Fluctuations in Operating Results. The Company generated significant operating income in 2002 and 2001 due principally to the strong financial performance of its Explosive Metalworking Group, which had earned a small operating profit in 2000 after incurring significant operating losses in 1999. In 2000, the Company experienced significant operating losses as a result of a significant decline in sales revenue and gross margin levels within its Aerospace Group. The Company has also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of non-recurring costs associated with plant closings, plant start-ups, acquisitions and divestitures, and general economic conditions. In addition, the ongoing war in Iraq, the threat of terrorism and other geopolitical uncertainty could have a negative impact on the global economy, the industries served by the Company and the Company's operating results. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. Significant portions of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period.

Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. For the year ended December 31, 2002, the Company's cladding business accounted for approximately 78% of its net sales. The explosion bonded clad metal products industry in which the Company currently operates is mature and offers limited potential for substantial growth in existing markets. The Company estimates that it currently serves a major percentage of the world market for its explosion bonded clad metal products. Historically, the worldwide demand for clad metal products has been cyclical. Lower future demand for clad metal products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Importance of Aerospace Manufacturing. The Company's aerospace manufacturing business was established in 1998 and accounted for approximately 22% of the Company's net sales for the fiscal year ended December 31, 2002. The aerospace manufacturing industry is largely reliant on defense industry demand and positive economic conditions in general. Fluctuations or downturns in either could have a materially adverse impact on the Company. The Company's Spin Forge Division is highly dependent on two missile motor case programs for the defense industry. While these two programs are expected to continue for a number of years, cancellation of one or both of these programs could have a material adverse impact on the Company. The Company currently estimates that it services a very small percentage of the aerospace industry. While the Company believes that it will be able to maintain and hopes to eventually increase its market share through the businesses it currently owns, there can be no assurance that its sales and marketing efforts will be successful. Failure to either increase or maintain market share could have a material adverse effect on the Company's business, financial condition and results of operations.

     Availability of Suitable Cladding Sites. The cladding process involves the detonation of large amounts of explosives. As a result, the sites where the Company performs cladding must meet certain criteria, including lack of proximity to a densely populated area, the specific geological characteristics of the site, and the Company's ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming or costly. In addition, the Company could experience difficulty in obtaining permits because of resistance from residents in the vicinity of proposed sites. The Company currently leases its only domestic cladding site in Dunbar, Pennsylvania. The lease term for the Pennsylvania site expires in 2005 but the underlying agreement has renewal options extending through 2029. The failure to obtain required governmental approvals or permits would have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Explosion clad products also compete with clad manufactured by rollbond and overlay cladding processes. In rollbond technology, the clad and base metal are bonded together during a hot rolling process in which slab is converted to plate. In weld overlay, which is typically performed by the Company's fabricator customers, the cladding layer is deposited on the base metal through a fusion welding process. The technical and commercial niches of each cladding process are well understood within the industry and vary from one world market location to another. The company has established exclusive sales arrangements with other manufacturers where explosion clad is not the low cost solution, and consequently participates as a sales agent in a significant share of the North American rollbond market. The company has minimal share of the world rollbond market, which is dominated by very large Japanese and European steel producers. The U.S. clad market is currently protected from Japanese and European competition by anti-dumping orders. The Company's products compete with weld overlay clad products manufactured by a significant number of its fabricator customers. Competitive niche positions in the world market are strongly driven by currency exchange rates and regulatory factors. Unfavorable currency exchange and regulatory conditions in various parts of world could put the

Company at a competitive disadvantage and thus have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Customer Concentration. A significant portion of the Company's net sales is derived from a relatively small number of customers. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the majority of the Company's revenues have been derived from customers in the chemical processing, power generation, petrochemical and aerospace industries. As was evidenced by the operating losses the Company incurred in 1999 and 2000, an economic downturn in any of these industries can have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its risks in this area are partially mitigated by its strengthened world market position in explosive clad following the 2001 acquisition of Nobelclad Europe and the breadth and depth of its customer base in the various industries that purchase clad metal.

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

     Explosive Metalworking

     The explosive metalworking business includes the use of explosives to perform metal cladding and shock synthesis of industrial diamonds. While metal cladding is a mature industry, DMC believes that the characteristics of its high-energy metal working processes may enable the development of new products in a variety of industries and continues to explore such development opportunities.

     Metal Cladding. The principal product of metal cladding is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant alloy and carbon steel, bonded together at the atomic level. High energy metal cladding is performed by detonating an explosion on the surface of an assembly of two parallel metal plates, the cladding metal and the backing metal, separated by a "standoff space". The explosive force creates metallurgical bond between the two metal components. The technology is unique in that it can be used to weld non-compatible metals, which cannot be welded by conventional processes, such as titanium-steel, aluminum-steel, and aluminum-copper. It can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel. DMC Detaclad(R) is used in the fabrication of pressure vessels and heat exchangers for chemical and petrochemical processing, power generation, petroleum refining, mining, air conditioning (HVAC) and other industries where corrosion, temperature, and pressure combine to produce demanding environments. DMC Detacouple(R) bimetal welding transition joints are used in ship construction, and a variety of electrochemical industries including aluminum smelters.

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

     Take Advantage of Recent Investments in New Technology and Manufacturing Leadership. The Company seeks to take advantage of its technology leadership in the explosion metalworking business. In 1998 and 1999, the Company invested nearly $7 million in new manufacturing equipment and technologies at Mount Braddock, Pennsylvania, that has substantially increased manufacturing efficiencies and plant capacity. Management believes this new clad plate manufacturing facility provides a significant advantage to the Company in the global marketplace for explosion bonded clad metal plates. In 2001, the Company invested approximately $5.3 million in the acquisition of Nobelclad Europe, strengthening its competitive position in Europe, and much of the rest of the world.

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

     At any given time, certain customers may account for significant portions of the Company's business. A significant portion of the Company's net sales is derived from a relatively small number of customers. Large customers also accounted for a significant portion of the Company's backlog as of March 2003. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The DMC clad metal businesses have several exclusive or non-exclusive agreements with agents for sales and business promotion in specific territories defined by each agreement. These agency contracts cover sales in specific

European, Middle East and Far East countries. Agency agreements are usually of one to two years in duration and, subject to agents meeting the Company's performance expectations, are automatically renewed.

     Backlog

     The Company's backlog was approximately $14.5 million at December 31, 2002 including Nobelclad and Nitro Metall, compared with approximately $11.3 million and $9.0 million at December 31, 2001 and 2000, respectively. Backlog consists of firm purchase orders and commitments that the Company expects to fill within the next 12 months. The Company expects most of the backlog at December 31, 2002 to be filled during 2003. However, since orders may be rescheduled or canceled and a significant portion of the Company's net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

     Employees

     The Company employs approximately 234 full-time employees as of February 28, 2003, the majority of which are engaged in manufacturing operations. The Company believes that its relations with its employees are good. Of the 234 employees, there are 53 full-time employees working in France at the Nobelclad facility and 17 full-time employees working in Sweden for Nitro Metall. Twenty of the Nobelclad employees and all of the Swedish employees are members of trade unions.

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


ITEM 2.  Properties

     The Company's principal manufacturing site, which is owned by the Company, is located in Mount Braddock, Pennsylvania. The Company also leases property in Dunbar, Pennsylvania that serves as an explosion site. The lease for the Dunbar, Pennsylvania property will expire in December 2005, but has renewal options that extend through 2029. The Company leases office space in Boulder, Colorado to house its corporate headquarters under a lease with the building owner that expires in February 2006. The Company owns the land and buildings housing the operations of AMK in South Windsor, Connecticut. The Company leases the land and building occupied by its Spin Forge operations in El Segundo, California. The lease expires in January 2012, and the Company holds an option to purchase the land and building housing the Spin Forge operations at a fixed price through January 2004 and at market value thereafter. The Company also leases the land and building occupied by its PMP operations in Fort Collins, Colorado. The lease expires in December 2003, and the Company has an option to renew the lease for an additional five-year term. The Company also holds a first right of offer to purchase the land and building housing the PMP operations through December 2008. The Company, through its French subsidiary Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France and leases the land that serves as the shooting site in Tautavel, France. This lease expires in July 2011 and may be extended. The Company, through its Swedish subsidiary, Nitro Metall, owns the buildings housing its manufacturing operations in Likenas, Sweden and leases the land. Both the buildings and the land housing the Nitro Metall sales office in Nora, Sweden are leased. These leases are automatically renewed every year, without risk of non-renewal. The Company believes that its current facilities are adequate for its existing operations and are in good condition. See "Item 1

- Investment Considerations" for a discussion of certain of the risks associated with the Company's ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.


ITEM 3.  Legal Proceedings

     There are no significant pending legal proceedings against the Company or its subsidiary.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to security holders for vote during the fourth quarter of the fiscal year ended December 31, 2002.

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


         2002                        High                   Low
         ----                        ----                   ---

         First Quarter               $  4.100               $  2.520
         Second Quarter              $  3.980               $  3.080
         Third Quarter               $  3.350               $  2.000
         Fourth Quarter              $  3.410               $  2.010

         2001
         ----

         First Quarter               $  2.125               $ 0.875
         Second Quarter              $  3.150               $ 1.563
         Third Quarter               $  3.620               $ 2.010
         Fourth Quarter              $  4.150               $ 2.050


     As of March 10, 2003, there were approximately 476 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in 2003.

ITEM 6.  Selected Financial Data

     The selected financial data set forth below has been derived from the financial statements of the Company.

                                                                          Year Ended December 31,
                                            -------------------------------------------------------------------------------------
                                                  2002             2001              2000             1999             1998
                                            -------------------------------------------------------------------------------------
Statement of Operations
Net sales                                      $45,657,569       $42,514,774      $33,759,581       $29,131,289     $38,212,051
Cost of products sold                           34,191,224        31,832,892       28,154,815        25,419,287      30,372,600
                                                ----------        ----------       ----------        ----------      ----------
     Gross profit                               11,466,345        10,681,882        5,604,766         3,712,002       7,839,451
Costs and expenses                               6,627,589         6,645,989        6,234,879         6,608,895       5,303,495
                                                ----------        ----------       ----------        ----------      ----------
Income (loss) from operations                    4,838,756         4,035,893         (630,113)       (2,896,893)      2,535,956
Other expense, net                                 741,166           845,063          866,386           975,215         263,200
                                                ----------        ----------       ----------        ----------      ----------
Income (loss) before income taxes,
     extraordinary item and cumulative
     effect of a change in accounting
     principle                                   4,097,590         3,190,830       (1,496,499)       (3,872,108)      2,272,756
Income tax (provision) benefit                  (1,609,353)         (401,600)        (164,000)        1,154,000        (887,000)
                                                ----------        ----------       ----------        ----------      ----------
Income (loss) before extraordinary
    item and cumulative effect of change
    in accounting principle                      2,488,237         2,789,230       (1,660,499)       (2,718,108)      1,385,756
Extraordinary item - loss from
     extinguishment of debt                         -                 -               (80,111)           -                -

Income (loss) before cumulative effect
       of change in accounting principle         2,488,237         2,789,230       (1,740,610)       (2,718,108)      1,385,756
Cumulative effect of change in
      accounting principle, net of tax
      benefit of $1,482,000                     (2,318,108)           -                -                 -                -
                                                ----------        ----------       ----------        ----------      ----------

Net income (loss)                              $   170,129       $ 2,789,230      $(1,740,610)      $(2,718,108)    $ 1,385,756
                                                ==========        ==========       ==========        ==========      ==========

Income (loss) per share before cumulative
  effect of change in accounting
     principle:
     Basic                                     $      0.49       $      0.56      $     (0.43)      $      (0.96)   $      0.50

     Diluted                                   $      0.49       $      0.55      $     (0.43)      $      (0.96)   $      0.49

Net income (loss) per share:
     Basic                                     $      0.03       $      0.56      $     (0.43)      $      (0.96)   $      0.50

     Diluted                                   $      0.03       $      0.55      $     (0.43)      $      (0.96)   $      0.49

Weighted average number of shares
  outstanding:
     Basic                                       5,042,382         5,003,399        4,004,873          2,822,184      2,770,139
     Diluted                                     5,087,051         5,051,223        4,004,873          2,822,184      2,852,547

Financial Position
Current assets                                 $16,882,469       $16,410,967      $14,520,301       $  8,898,184    $11,145,995
Total assets                                    33,697,992        36,913,345       35,406,455         30,087,318     33,201,578
Current liabilities                              8,382,411         8,060,823        7,189,274         19,921,074      6,069,050
Non-current liabilities                          9,750,841        14,206,528       10,477,887            136,261     14,503,617
Stockholders' equity                            15,564,740        14,645,994       17,739,294         10,029,983     12,628,911

    Selected unaudited quarterly financial data for the years ended December 31, 2002 and 2001 is presented below:

                                                             Year ended December 31, 2002
                                        -----------------------------------------------------------------------
                                          Quarter ended     Quarter ended     Quarter ended    Quarter ended
                                           March 31, *         June 30,       September 30,     December 31,
                                        -----------------------------------------------------------------------

Net sales                                 $11,974,211         $9,628,835       $10,695,195        $13,359,328

Gross profit                              $ 3,125,512         $2,292,951       $ 2,483,917        $ 3,563,965

Net income (loss)                         $(1,531,572)        $  295,564       $   383,974        $ 1,022,163

Net income (loss) per share - basic       $     (0.30)        $     0.06       $      0.08        $      0.20

Net income (loss) per share - diluted     $     (0.30)        $     0.06       $      0.08        $      0.20





                                                             Year ended December 31, 2001
                                        -----------------------------------------------------------------------
                                          Quarter ended     Quarter ended     Quarter ended    Quarter ended
                                            March 31,          June 30,       September 30,     December 31,
                                        -----------------------------------------------------------------------

Net sales                                 $ 9,517,401         $11,252,246      $ 12,257,533       $ 9,487,594

Gross profit                              $ 2,190,106         $ 3,197,677      $  3,368,734       $ 1,925,365

Net income                                $   321,864         $   904,451      $  1,343,545       $   219,370

Net income per share - basic              $      0.06         $      0.18      $       0.27       $      0.04

Net income per share - diluted            $      0.06         $      0.18      $       0.26       $      0.04



* The unaudited quarterly financial data for the period ended March 31, 2002 was restated to include the effect of the cumulative effect of a change in accounting principle related to the adoption of SFAS No. 142 as discussed below.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

     DMC is a worldwide leader in explosive metalworking and, through its Aerospace Group, is involved in a variety of metal forming, machining, welding, and assembly activities. The explosive metalworking business includes the use of explosives to perform metallurgical bonding (or "metal cladding") and shock synthesis of synthetic diamonds. DMC performs metal cladding using its proprietary technologies. The revenues from our explosive metalworking businesses, as a proportion of consolidated DMC revenues, have increased from 68% in 2000 (as restated) to 71% in 2001 and 78% in 2002. DMC's Aerospace Group was formed as a result of the 1998 acquisitions of AMK Welding, Spin Forge and Precision Machined Products and accounted for 32%, 29% and 22% of our consolidated 2000, 2001 and 2002 revenues, respectively.

     Explosive Metalworking. Clad metal products are used in manufacturing processes or environments that involve highly corrosive chemicals, high temperatures and/or high pressure conditions. For example, we fabricate clad metal tube sheets for heat exchangers. Heat exchangers are used in a variety of high temperature, high pressure, highly corrosive chemical processes, such as processing crude oil in the petrochemical industry and processing chemicals used in the manufacture of synthetic fibers. In addition, DMC has produced titanium clad plates used in the fabrication of metal autoclaves to replace autoclaves made of brick and lead for customers in the nickel mining industry. We believe that our clad metal products are an economical, high-performance alternative to the use of solid corrosion-resistant alloys. In addition to clad metal products, the explosive metalworking business includes shock synthesis of synthetic diamonds.

     Aerospace Manufacturing. Products manufactured by our Aerospace Group are typically made from sheet metal and forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances. Metal machining and forming is accomplished through traditional technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. Forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by our customers. Fabrication and assembly services are performed utilizing close-tolerance machining, forming, welding, inspection and other special service capabilities. Our forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include tactical missile motor cases, titanium pressure tanks for launch vehicles, and complex, high precision component parts for satellites.

     Impact of SFAS No. 142. In June 2001, the FASB authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill will no longer be amortized on a straight-line basis over its estimated useful life, but will be tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill will no longer be allocated to other long-lived assets for impairment testing under SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. Under SFAS No. 142, intangible assets with indefinite lives will not be amortized. Instead they will be carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets will continue to be amortized over their estimated useful lives.

     SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. DMC adopted SFAS No. 142 as of January 1, 2002 and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, DMC completed its evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108, or $.46 per diluted share, as a cumulative effect of a change in accounting principle.

     Restatement of 2000 for Reorganization. On July 3, 2001, DMC completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall"), operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 55% of our common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between DMC and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's acquisition of Nitro Metall from NEF prior to DMC's purchase of Nobelclad stock. As a result of DMC and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. Our historical financial position and operating results have been restated to reflect the addition of the Nobelclad and Nitro Metall historical financial results as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in DMC.

     Due largely to the operating loss we incurred during 1999, DMC violated certain financial covenants under its debt agreements beginning with the quarter ended September 30, 1999. Once it became apparent that financial covenant violations under our debt agreements would continue, we began to evaluate various business strategies and financing alternatives in connection with the need to restructure our debt agreements and/or re-capitalize our balance sheet. These efforts culminated in DMC entering into a Stock Purchase Agreement (the "Agreement") with SNPE, Inc. ("SNPE") that was signed on January 20, 2000 and subsequently approved by our stockholders on June 14, 2000. The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to DMC in exchange for 2,109,091 of DMC's common stock at a price of $2.75 per share causing SNPE to become a majority stockholder of DMC on the closing date. We also borrowed $3,500,000 on June 14, 2000 under a credit facility with SNPE that was replaced by a bank credit facility in December 2001.

     DMC generated significant operating income in 2001 and 2002 due to the strong financial performance of its Explosive Metalworking Group, which had earned a small operating profit in 2000 after incurring significant operating losses in 1999. In 2000, the Company experienced significant operating losses as a result of a significant decline in sales revenue and gross margin levels within its Aerospace Group. DMC has also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. In addition, the ongoing war in Iraq, the threat of terrorism and other geopolitical uncertainty could have a negative impact on the global economy, the industries served by DMC and DMC's operating results. We typically do not obtain long-term volume purchase contracts from our customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of our operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by our inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, DMC uses numerous suppliers of alloys, steels and other materials for its operations. We typically bear the short-term risk of alloy, steel and other component price increases, which could adversely affect our gross profit margins. Although DMC will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the our business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

     Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     Net Sales. Net sales for 2002 increased 7.4% to $45,657,569 from $42,514,774 in 2001. Sales by our Explosive Metalworking Group, which include explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased 18.6% to $35,603,415 in 2002 (78.0% of total sales) from $30,019,586 in 2001 (70.6% of total sales). Explosive Metalworking Group results for 2002 and 2001 include net sales of Nobelclad Europe in the amounts of $11,088,526 and $9,867,000, respectively. The 18.6% increase in worldwide Explosive Metalworking Group sales is principally attributable to more than $5 million of 2002 shipments in support of Inco's Goro Nickel Project in New Caledonia. Our Aerospace Group contributed $10,054,154 to 2002 sales (22.0% of total sales) versus sales of $12,495,188 in 2001 (29.4% of total sales). This decrease of $2,441,034, or 19.5%, reflects year-to-year sales decreases of 58% and 19% at Precision Machined Products ("PMP") and Spin Forge, respectively, that were only partially offset by a 60% sales increase at AMK Welding.

     Gross Profit. Gross profit for 2002 increased by 7.3% to $11,466,345 from $10,681,882 in 2001. Our consolidated gross profit margin for both years was 25.1%. The gross profit margin for our Explosion Metalworking Group increased from 30.9% in 2001 to 31.6% in 2002, while the gross profit margin for the Aerospace Group decreased to 2.2% in 2002 from 11.4% in 2001. The increase in the gross profit margin for the Explosive Metalworking Group is principally due to increased sales relating to the Goro Nickel Project and the more favorable absorption of fixed manufacturing overhead expenses that resulted from the higher 2002 sales volume. The decline in the gross margin rate for the Aerospace Group is principally due to the poor sales performance of PMP and Spin Forge where negative gross margins of 28% and 11%, respectively, were reported in 2002 compared to positive gross margins of 9% and 8%, respectively, in 2001. The negative 2002 gross margins are largely attributable to sales for these two divisions being at levels that did not provide for full coverage of their respective fixed manufacturing overhead costs.

     General and Administrative. General and administrative expenses decreased by $140,136, or 3.3%, to $4,090,103 in 2002 from $4,230,239 in 2001. The decline in general and administrative expenses reflects staffing reductions in the administration of our Aerospace Group and the discontinuance of goodwill amortization. As a percentage of net sales, general and administrative expenses decreased from 10.0% in 2001 to 9.0% in 2002. This decreased percentage is attributable to increased 2002 sales and lower year-to-year spending levels for our U.S. operations.

     Selling Expense. Selling expenses increased by 5.0% to $2,537,486 in 2002 from $2,415,750 in 2001. The increase in 2002 selling expenses relates to increased compensation expense associated with higher 2002 bonuses for the Explosive Metalworking Group and annual salary adjustments. As a percentage of net sales, selling expenses decreased from 5.7% in 2001 to 5.6% in 2002 due to the increase in 2002 net sales.

     Income from Operations. DMC reported income from operations of $4,838,756 in 2002, an increase of $802,863, or 19.9%, from the $4,035,893 reported in 2001. This year-to-year increase reflects a significant improvement in operating results for our Explosive Metalworking Group that was partially offset by an increased operating loss for our Aerospace Group. Our Explosive Metalworking Group reported income from operations of $6,149,961 in 2002 as compared to $4,487,824 in 2001. This 37% increase in operating income is largely attributable to the 18.6% sales increase discussed above. With no large projects like the Goro Nickel Project on the horizon, the Explosive Metalworking Group is likely to have difficulty matching its 2002 sales and operating income performance in 2003. DMC's Aerospace Group reported a loss from operations of $1,311,205 in 2002 compared to an operating loss of $451,931 in 2001. The Group's increased 2002 operating loss is attributable to the previously discussed significant decline in sales and gross profit at PMP and Spin Forge that was only partially offset by excellent operating results at AMK Welding. With the exception of AMK Welding who expects another strong year in 2003, our Aerospace Group continues to suffer from the depressed commercial aircraft market and decreased demand for satellite and launch vehicle component parts. Given the current economic environment, our previously stated goal of returning the Group to profitability for the full year 2003 may be difficult to achieve.

     Interest Expense, net. Interest expense decreased by 10.8% to $689,129 in 2002 from $772,723 in 2001. This decrease relates principally to a decline in interest rates during the year but also reflects lower average borrowings during the latter part of 2002. Outstanding borrowings were reduced to $11,702,239 at December 31, 2002 from $15,497,097 at the end of 2001. Related party interest expense totaled $272,727 and $488,000 in 2002 and 2001, respectively.

     Income Tax Provision. DMC recorded a consolidated income tax provision of $1,609,353 in 2002 on income before income taxes, extraordinary item and cumulative effect of a change in accounting principle as compared to a consolidated income tax provision of $401,600 in 2001. This significant increase reflects an increase in the effective tax rate to 39.3% in 2002 from 12.6% in 2001. The 2002 and 2001 income tax provisions include $1,292,700 and $102,600, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the acquired operations of Nobelclad. The 2001 tax provision in the U.S. was low because DMC was able to generate enough taxable income in 2001 to allow it to fully recognize the tax benefits associated with operating loss carry-forwards for which valuation allowances has been established as of December 31, 2000. Income tax provisions on the 2002 and 2001 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates.

     Cumulative Effect of a Change in Accounting Principle. On January 1, 2002, DMC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, we completed our evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108 as a cumulative effect of a change in accounting principle.

     Net Income. The Company recorded net income of $170,129 in 2002 compared to net income of $2,789,230 in 2001. This decline is attributable to the $2,318,108 goodwill impairment charge discussed above and an increase in the effective income tax rate to 39.3% in 2002 from 12.6% in 2001.



     Year Ended December 31, 2001 compared to Year Ended December 31, 2000

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

     Gross Profit. Gross profit for 2001 increased by 90.6% to $10,681,882 from $5,604,766 in 2000. The Company's gross profit margin for 2001 was 25.1%, a 51.2% increase from the gross profit margin of 16.6% in 2000. The gross profit margin for the Company's Explosion Metalworking Group increased from 18.1% in 2000 to 30.9% in 2001, while the gross profit margin for the Aerospace Group decreased to 11.4% in 2001 from 13.5% in 2000. The large increase in the gross profit margin for the Explosive Metalworking Group is principally due to improved market conditions, favorable changes in product mix, continual improvements in operating efficiency at the Group's new production facility in Mount Braddock, Pennsylvania and the acquisition of Nobelclad whose gross margin increased slightly from 26.4% in 2000 to 27.4% in 2001. The decline in the gross margin rate for the Aerospace Group reflects a significant improvement in AMK Welding's gross margin and a modest improvement in the Spin Forge gross margin that were more than offset by the poor margin performance of the Group's Precision Machined Products Division ("PMP") whose gross margin fell from approximately 27% in 2000 to less than 10% in 2001. PMP's gross margin decline is principally attributable to product mix changes but also reflects a reduction in sales that resulted in a lower absorption of fixed manufacturing costs.

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


     LIQUIDITY AND CAPITAL RESOURCES

     Historically, DMC has obtained most of its operational financing from a combination of operating activities and an asset-backed revolving credit facility. Due primarily to the operating losses incurred during 1999 and the first quarter of 2000, we violated certain financial covenants under both the revolving credit facility that was then in effect and the reimbursement agreement related to the letter of credit supporting payment of principal and interest under the Company's industrial development revenue bonds used to finance the construction of its manufacturing facilities in Pennsylvania. On June 14, 2000, our stockholders approved a Stock Purchase Agreement between DMC and SNPE, Inc ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to DMC in exchange for 2,109,091 shares of DMC common stock at a price of $2.75 per share causing SNPE to become a majority stockholder of DMC on the closing date. An additional $1,200,000 cash payment was made by SNPE to DMC to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. We also borrowed $3,500,000 on June 14, 2000 under a credit facility with SNPE that carried interest at the Federal Funds Rate plus 1.5% and provided for maximum borrowings of $4,500,000. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled us to repay all outstanding borrowings under a bank revolving credit facility on which we had been in default since September 30, 1999. The bank revolving credit facility was terminated on June 14, 2000.

     As a result of the SNPE debt and equity infusion, we were also able to restructure financial covenants under a reimbursement agreement with our bank relating to a letter of credit in support of the our outstanding industrial development revenue bonds. This original bank letter of credit, which expired in September 2001, was secured by the U.S.-based accounts receivable, inventory, property, plant and equipment of our Explosive Metalworking Group and the bond proceeds not yet expended for construction. On September 5, 2001, we obtained a replacement letter of credit from a different bank that has a five-year term and does not require an asset pledge.

     In connection with its July 3, 2001 acquisition of Nobelclad, DMC entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by DMC. In anticipation of its acquisition by DMC, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a revolving credit facility with a French bank that provides for maximum borrowings of 1,448,266 Euros ($1,518,797 based upon the December 31, 2002 exchange rate). This bank line of credit, which had outstanding borrowings of $1,518,800 on December 31, 2002, carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by 289,653 Euros. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($2,097,400 based upon the December 31, 2002 exchange rate) intercompany working capital line with Groupe SNPE under which borrowings of $235,367 were outstanding as of December 31, 2002. This intercompany line bears interest at EURIBOR plus 1.5%.

     In December 2001, we obtained a $6,000,000 revolving line of credit with a U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This new bank line of credit is being used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line of credit were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line, which expires on December 4, 2004, carries an interest rate equal to the bank's prime rate plus 1.0% through February 28, 2002 and the bank's prime rate plus 0.5% thereafter. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventories of our U.S. operations and by new investments in property, plant and equipment with respect to U.S. operations that are made during the term of the agreement. As of December 31, 2002, borrowing availability under the line of credit was approximately $4.6 million greater than the $929,831 in outstanding borrowings as of that date.

     We believe that cash flow from operations and funds available under our credit facilities will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future. However, a significant portion of our sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under the our credit facilities could negatively affect our ability to meet future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing favorably on the basis of price. Risks associated with the availability of funds are minimized by borrowing from multiple lenders. The nature of DMC's business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

     The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. As of December 31, 2002, the Company is in compliance with all financial covenants and other provisions of its debt agreements.

     The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.

                                                                        As of December 31, 2002
                                        ----------------------------------------------------------------------------------------
                                            2003           2004           2005          2006         2007 and         Total
                                                                                                    Thereafter
                                        ----------------------------------------------------------------------------------------

Bank lines of credit                         -          $1,233,590      $303,759      $303,759       $607,520     $2,448,628
Weighted average interest rate             3.88%          3.88%          3.88%          3.88%          3.88%          3.88

Line of Credit - SNPE S.A.                $235,367          -              -              -              -          $235,367
                                           4.49%            -              -              -              -            4.49%

Subordinated note with SNPE, Inc.            -              -          $1,200,000         -              -         $1,200,000
                                           5.00%          5.00%          5.00%            -              -            5.00%

Term Loan with SNPE, Inc.                $1,333,332     $1,333,332      $666,670                         -         $3,333,334
Weighted average interest rate             4.16%          4.16%          4.16%                           -            4.16%

Industrial development
     revenue bonds                        $855,000       $930,000       $790,000      $185,000      $1,725,000     $4,485,000
     Interest rate                         1.80%          1.80%          1.80%          1.80%          1.80%          1.80%


     Highlights From the Statement of Cash Flows for the Year Ended December 31, 2002

     Net cash flows from operating activities for the year ended December 31, 2002 was $4,296,044, which consisted primarily of net income of $170,129 adjusted for non-cash depreciation and amortization expense of $1,775,474 and non-cash goodwill impairment charges of $3,800,108. These sources of operating cash flow were partially offset by negative net changes in various components of working capital in the amount of $1,211,698, including a $1,904,344 increase in accounts receivable.

     Net cash flow used in investing activities for the year ended December 31, 2002 was $1,465,195 and consisted primarily of $1,493,549 in capital expenditures.

     Net cash flow used in financing activities for the year ended December 31, 2002 was $3,707,178. Significant uses of cash for financing activities included a $2,451,266 reduction in borrowings under bank lines of credit, related party debt repayments of $815,107 and industrial development revenue bond principal payments of $795,000.

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

     Net cash flow used in financing activities for the year ended December 31, 2001 was $1,696,939. Significant sources of cash flow from financing activities included borrowings on new bank lines of credit in the aggregate amount of $4,609,097 and $4,000,000 in proceeds from a term loan with SNPE, Inc relating to the acquisition of Nobelclad. These sources were more than offset by the repayment of intercompany line of credit borrowings in the amount of $3,941,000, distributions to DMC's parent related to July 2001 reorganization of Nobelclad/Nitro Metall in the amount of $5,293,000, bond principal payments of $725,000, and dividend payments of $296,000 by Nobelclad and Nitro Metall to NEF, their former parent company.

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

     We expect cash inflows from operating activities to exceed outflows for the full year 2003. However, our success depends on the execution of our strategies, including our ability to:

     - secure an adequate level of new customer orders at all operating divisions; and
     -  continue to implement the most cost-effective internal processes.

     Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations during 2003. In making this assessment, we have considered:

     - presently scheduled debt service requirements during 2003, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;
     -  the anticipated level of capital expenditures in 2003; and
     -  our expectation of realizing positive cash flow from operations in 2003.

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

     Revenue Recognition. The Company's contracts with its customers generally require the production and delivery of multiple units or products. The Company records revenue from its contracts using the completed contract method as products are completed and shipped to the customer. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, the Company provides currently for such anticipated loss.

     Inventory Valuation. Inventories are stated at the lower-of-cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs and factory overhead.

     Impact of Foreign Currency Exchange Rate Risks. The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity and are included in other cumulative comprehensive income
(loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation--Transition and Disclosure." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS 148 in this Form 10-K filing. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company does not plan to transition to a fair value method of accounting for stock-based employee compensation.

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


                                                          As of December 31,
                                                                 2002
                                                        -----------------------

Line of credit with SNPE S.A. - variable rate                  $235,367
     Interest rate                                              4.49%

Subordinated note with SNPE, Inc. - fixed rate                $1,200,000
     Interest rate                                              5.00%

Term-loan, SNPE Inc. related to acquisition                   $3,333,334
    of Nobelclad - variable rate
     Interest rate                                              4.16%

Industrial development revenue Bonds - variable rate          $4,485,000
     Interest rate                                              1.80%

Bank lines of credit - variable rates                         $2,448,628
       Weighted average interest rate                           3.88%



     Prior to the acquisition of Nobelclad in 2001, all of DMC's sales were made in U.S. Dollars and, as a result, DMC was not exposed to foreign exchange risks. On a going forward basis, the functional currencies for the foreign operations of Nobelclad and Nitro Metall are the Euro and the Swedish Krona, respectively. Thus, the major foreign exchange risks relates to the Euro / Swedish Krona and Euro / U.S. Dollar conversion rates. Additionally, Nobelclad and Nitro Metall occasionally enter into transactions denominated in currencies other than the local currency, which exposes them to other foreign exchange risks. Sales made in currencies other than U.S. Dollars accounted for 24%, 23% and 17% of total sales for the years ended 2002, 2001 and 2000, respectively.

ITEM 8.  Consolidated Financial Statements


                  DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2002 and 2001 and for the Three Years Ended
                          December 2002, 2001 and 2000
                                                                            Page
Report of Independent Auditor................................................26
Report of Independent Public Accountants.....................................27
Financial Statements:
     Consolidated Balance Sheets.............................................28
     Consolidated Statements of Operations...................................30
     Consolidated Statements of Stockholders' Equity.........................31
     Consolidated Statements of Cash Flows...................................34
     Notes to Consolidated Financial Statements .............................36
The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

                          Report of Independent Auditor


To the Stockholders and the
Board of Directors of Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheet of Dynamic Materials Corporation and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year ended December 31, 2002. These consolidated financial statements are the responsibility of Dynamic Materials Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of Dynamic Materials Corporation for the years ended December 31, 2001 and 2000, were audited by other auditors who have ceased operations and whose report dated February 25, 2002 expressed an unqualified opinion on those statements before the revision to include the transitional disclosures included in Note 3.

We conducted our audit in accordance with auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiaries as of December 31, 2002, and the consolidated results of their operations and their cash flows for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

As discussed above, the consolidated financial statements of Dynamic Materials Corporation as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 3, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 3 with respect to 2001 and 2000 included (a) agreeing the previously reported net income (loss) to the previously issued consolidated financial statements and the adjustments to reported net income (loss) representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income (loss) to reported net income (loss). In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 consolidated financial statements of Dynamic Materials Corporation other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on Dynamic Materials Corporation's 2001 and 2000 consolidated financial statements taken as a whole.



                                        /s/ ERNST & YOUNG LLP

Denver, Colorado
February 14, 2003

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




                                               /s/  ARTHUR ANDERSEN LLP
     Denver, Colorado
     February 25, 2002




This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Dynamic Materials Corporation's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K. The consolidated balance sheet as of December 31, 2000, referred to in this report has not been included in the accompanying financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2002 AND 2001


                         ASSETS                                     2002           2001
                         ------                                 ------------   ------------

CURRENT ASSETS:
     Cash and cash equivalents                                  $ 1,158,234    $ 1,811,618

     Accounts receivable, net of allowance
       for doubtful accounts of  $255,769 and
       $234,304, respectively                                      8,747,238     6,486,171
     Inventories                                                   5,863,261     6,708,422
     Prepaid expenses and other                                      798,236     1,143,356
     Current deferred tax asset                                      315,500       261,400
                                                                ------------   ------------
              Total current assets                                16,882,469    16,410,967
                                                                ------------   ------------

PROPERTY, PLANT AND EQUIPMENT                                     23,474,725    21,353,725
     Less- Accumulated depreciation                               (8,076,227)   (6,144,251)
                                                                ------------   ------------
     Property, plant and equipment--net                           15,398,498    15,209,474
                                                                ------------   ------------

RESTRICTED CASH AND INVESTMENTS                                      191,202       189,128


GOODWILL, net of accumulated amortization of
     $234,299 and $768,913, respectively                             847,076     4,647,185

INTANGIBLE ASSETS, net of accumulated amortization of
     $672,354 and $614,938, respectively                              89,168        56,584

OTHER ASSETS, net                                                    289,579       400,007
                                                                ------------   ------------
              Total assets                                       $33,697,992   $36,913,345
                                                                ============   ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2002 AND 2001




     LIABILITIES AND STOCKHOLDERS' EQUITY                      2002          2001
     ------------------------------------                  -----------  -----------

CURRENT LIABILITIES:
     Bank overdraft                                        $   213,979  $     -
     Accounts payable                                        2,404,662    3,153,391
     Accrued expenses                                        3,340,071    3,085,766
     Current maturities on long-term debt                    2,423,699    1,821,666
                                                           -----------  -----------
              Total current liabilities                      8,382,411    8,060,823

LONG-TERM DEBT                                               9,278,630   13,675,431

NET DEFERRED TAX LIABILITIES                                   334,179      469,000

OTHER LONG-TERM LIABILITIES                                     89,539        -

DEFERRED GAIN ON SWAP TERMINATION                               48,493       62,097

                                                           -----------  -----------
              Total liabilities                             18,133,252   22,267,351
                                                           -----------  -----------
COMMITMENTS AND CONTINGENCIES  (Note 9)

STOCKHOLDERS' EQUITY:
     Preferred stock, $.05 par value; 4,000,000
         shares authorized; no issued and
         outstanding shares
     Common stock, $.05 par value; 15,000,000 shares
         authorized; 5,061,390 and 5,029,983 shares
         issued and outstanding, respectively                  253,071      251,500
     Additional paid-in capital                             12,373,568   12,315,596
     Retained earnings                                       2,763,027    2,592,898
     Other cumulative comprehensive income (loss)              175,074     (514,000
                                                           -----------  -----------
              Total stockholders' equity                    15,564,740   14,645,994
                                                           -----------  -----------
              Total liabilities and stockholders' equity   $33,697,992  $36,913,345
                                                           ===========  ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                                                              2002           2001           2000
                                                                         -------------   ------------   ------------

NET SALES                                                                 $45,657,569    $42,514,774    $33,759,581

COST OF PRODUCTS SOLD                                                      34,191,224     31,832,892     28,154,815
                                                                         -------------   ------------   ------------
              Gross profit                                                 11,466,345     10,681,882      5,604,766
                                                                         -------------   ------------   ------------
COSTS AND EXPENSES:
     General and administrative expenses                                    4,090,103      4,230,239      4,243,353
     Selling expenses                                                       2,537,486      2,415,750      1,991,526
                                                                         -------------   ------------   ------------
              Total costs and expenses                                      6,627,589      6,645,989      6,234,879
                                                                         -------------   ------------   ------------
INCOME (LOSS) FROM OPERATIONS                                               4,838,756      4,035,893       (630,113)

OTHER INCOME (EXPENSE):
     Other income (expense), net                                              (52,037)       (72,340)       200,290
     Interest expense, net of amounts capitalized                            (420,503)      (311,571)      (896,181)
     Related party interest expense                                          (272,727)      (488,000)      (202,000)
     Interest income                                                            4,101         26,848         31,505
                                                                         -------------   ------------   ------------
     Income (loss) before income taxes, extraordinary item and
       cumulative effect of a change in accounting principle                4,097,590      3,190,830     (1,496,499)

INCOME TAX PROVISION                                                       (1,609,353)      (401,600)      (164,000)
                                                                         -------------   ------------   ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
     CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     PRINCIPLE                                                              2,488,237      2,789,230     (1,660,499)

EXTRAORDINARY ITEM - LOSS FROM EARLY EXTINGUISHMENT
     OF DEBT                                                                    -             -             (80,111)
                                                                         -------------   ------------   ------------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF A
     CHANGE IN ACCOUNTING PRINCIPLE                                         2,488,237      2,789,230     (1,740,610)

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
     PRINCIPLE, NET OF TAX BENEFIT OF $1,482,000                           (2,318,108)         -                   -
                                                                         -------------   ------------   ------------
NET INCOME (LOSS)                                                          $  170,129    $ 2,789,230    $(1,740,610)
                                                                         =============   ============   ============

NET INCOME (LOSS) PER SHARE - BASIC:
     Income (loss) before extraordinary item and cumulative effect of a
       change in accounting principle                                         $ 0.49         $ 0.56     $    (0.41)
     Extraordinary item                                                         -
                                                                                             -               (0.02)
     Cumulative effect of a change in accounting principle                     (0.46)        -                 -
                                                                         -------------   ------------   ------------
     Net income (loss)                                                        $ 0.03         $ 0.56     $    (0.43)
                                                                         =============   ============   ============
NET INCOME (LOSS) PER SHARE - DILUTED:
     Income (loss) before extraordinary item and cumulative effect
       of a change in accounting principle                                    $ 0.49         $ 0.55     $    (0.41)
     Extraordinary item                                                         -               -
                                                                                                             (0.02)
     Cumulative effect of a change in accounting principle                     (0.46)           -              -
                                                                         -------------   ------------   ------------
     Net income (loss)                                                        $ 0.03         $ 0.55     $    (0.43)
                                                                         =============   ============   ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
     Basic                                                                  5,042,382      5,003,399      4,004,873
                                                                         =============   ============   ============
     Diluted                                                                5,087,051      5,051,223      4,004,873
                                                                         =============   ============   ============


     The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                               Common Stock         Additional       Retained        Equity of
                                       ------------------------       Paid-In       Earnings of    Nobelclad and       Deferred
                                          Shares       Amount         Capital       the Company    Nitro Metall      Compensation
                                       -----------  -----------    ------------     ------------   -------------     -------------

Balances, December 31, 1999              2,842,429    $ 142,122     $ 7,122,553     $  2,803,278     $      -       $    (37,970)

  Shares issued to SNPE Inc., net of
    $563,748 in issuance costs           2,109,091      105,455       5,130,797            -                -              -

  Shares issued in connection with
    the employee stock purchase plan        42,561        2,128          42,322            -                -              -

  Amortization of deferred
    compensation                              -            -               -               -                -              4,219

  Dividends paid by Nitro Metall
    to former parent company
    (See Note 2)                              -            -               -               -           (298,000)           -

  Retroactive consolidation of
    Nobelclad and Nitro Metall
    effective June 30, 2000, to
    reflect the July 2001
    reorganization of entities
    under common control                      -            -               -               -          4,628,000            -

  Forfeiture of restricted stock grant      (3,750)        (188)        (33,563)           -                -             33,751

  Net income (loss)                           -            -               -          (2,010,610)       270,000            -

  Change in cumulative foreign
    currency translation adjustment           -            -               -               -                -              -
                                       -----------  -----------    ------------     ------------   -------------     -------------
Balances, December 31, 2000              4,990,331    $ 249,517    $ 12,262,109     $    792,668   $  4,600,000      $     -
                                       ===========  ===========    ============     ============   =============     =============


                                            Other
                                          Cumulative                     Comprehensive
                                         Comprehensive                      Loss for
                                             Loss           Total          The period
                                         ------------    ------------    -------------

Balances, December 31, 1999              $     -         $ 10,029,983

  Shares issued to SNPE Inc., net of
    $563,748 in issuance costs                 -            5,236,252

  Shares issued in connection with
    the employee stock purchase plan           -               44,450

  Amortization of deferred
    compensation                               -                4,219

  Dividends paid by Nitro Metall
    to former parent company
    (See Note 2)                               -             (298,000)

  Retroactive consolidation of
    Nobelclad and Nitro Metall
    effective June 30, 2000, to
    reflect the July 2001
    reorganization of entities
    under common control                       -            4,628,000

  Forfeiture of restricted stock grant         -               -

  Net income (loss)                            -           (1,740,610)    $ (1,740,610)

  Change in cumulative foreign
    currency translation adjustment          (165,000)       (165,000)        (165,000)
                                         ------------    ------------     ------------
Balances, December 31, 2000              $   (165,000)   $ 17,739,294     $ (1,905,610)
                                         ============    ============     ============


                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                                                                     Page 2 of 3
                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                                               Common Stock         Additional       Retained        Equity of
                                       ------------------------       Paid-In       Earnings of    Nobelclad and       Deferred
                                          Shares       Amount         Capital       the Company    Nitro Metall      Compensation
                                       -----------  -----------    ------------     ------------   -------------     -------------

Balances, December 31, 2000              4,990,331    $ 249,517    $ 12,262,109     $    792,668    $ 4,600,000           -

    Shares issued for stock option
       exercises                             1,250           63           2,125            -               -              -

    Shares issued in connection
       with the employee stock
       purchase plan                        38,402        1,920          51,362            -               -              -

    Dividends paid by Nobelclad and
       Nitro Metall  to former parent
       company (see Note 2)                   -            -               -               -           (296,000)          -

    Deemed dividend for debt obligation
       to SNPE and third party debt
       assumed in July 2001 as part of
       reorganization of entities under
       common control (See Note 2)            -            -               -            (989,000)    (4,304,000)          -

    Net income                                -            -               -           2,789,230           -              -

    Change in cumulative foreign
       currency translation adjustment        -            -               -               -               -              -
                                       -----------   ----------    ------------     ------------    -----------     -----------
Balances, December 31, 2001              5,029,983    $ 251,500    $ 12,315,596     $  2,592,898    $      -        $     -
                                       ===========   ==========    ============     ============    ===========     ===========

                                            Other
                                          Cumulative                  Comprehensive
                                         Comprehensive                   Loss for
                                             Loss          Total       The period
                                         ------------   ------------  -------------

Balances, December 31, 2000              $ (165,000)    $17,739,294

    Shares issued for stock option
       exercises                              -               2,188

    Shares issued in connection
       with the employee stock
       purchase plan                          -              53,282

    Dividends paid by Nobelclad and
       Nitro Metall  to former parent
       company (see Note 2)                   -            (296,000)

    Deemed dividend for debt obligation
       to SNPE and third party debt
       assumed in July 2001 as part of
       reorganization of entities under
       common control (See Note 2)            -          (5,293,000)

    Net income                                -           2,789,230    $2,789,230

    Change in cumulative foreign
       currency translation adjustment     (349,000)       (349,000)     (349,000)
                                         ------------    -----------   -----------
Balances, December 31, 2001              $ (514,000)     $14,645,994    2,440,230
                                         ============    ===========   ===========


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                               Common Stock         Additional       Retained        Equity of
                                       ------------------------       Paid-In       Earnings of    Nobelclad and       Deferred
                                          Shares       Amount         Capital       the Company    Nitro Metall      Compensation
                                       -----------  -----------    ------------     ------------   -------------     -------------

Balances, December 31, 2001              5,029,983    $ 251,500    $ 12,315,596     $ 2,592,898      $   -               $  -

    Shares issued for stock option
       exercises                            17,252          863          24,577        -                 -                  -
    Shares issued in connection
       with the employee stock
       purchase plan                        14,155          708          33,395        -                 -                  -


    Net income                                -            -               -            170,129          -                  -

    Change in cumulative foreign
       currency translation adjustment        -            -               -            -                -                  -
                                       -----------    ---------    ------------    ---------------   -----------    -------------
Balances, December 31, 2002              5,061,390    $ 253,071    $ 12,373,568     $ 2,763,027      $   -               $  -

                                            Other
                                          Cumulative                  Comprehensive
                                         Comprehensive                   Loss for
                                             Loss          Total       The period
                                         ------------   ------------  -------------


Balances, December 31, 2001                $ (514,000)  $14,645,994

    Shares issued for stock option
       exercises                                 -           25,440
    Shares issued in connection
       with the employee stock
       purchase plan                             -           34,103


    Net income                                   -          170,129    $  170,129

    Change in cumulative foreign
       currency translation adjustment        689,074       689,074       689,074
                                         -------------  ------------  ------------
Balances, December 31, 2002                $  175,074   $15,564,740    $  859,203


                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000



                                                                        2002            2001            2000
                                                                    ------------   -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                  $ 170,129     $ 2,789,230     $ (1,740,610)
    Adjustments to reconcile net income (loss)
       to net cash flows from operating activities-
          Depreciation                                                 1,718,058       1,470,429        1,461,417
          Amortization                                                    57,416         288,981          308,793
          Amortization of deferred compensation                             -                -              4,219
          Amortization of deferred gain on swap termination              (13,604)        (15,790)         (55,305)
          Impairment of goodwill, net of tax                           2,318,108          -                -
          Provision for deferred income taxes                          1,303,953          79,600            2,000
          Loss (gain) on sale of property, plant and equipment            (8,887)            823         (185,570)
          Change in-
              Accounts receivable, net                                (1,904,344)        631,952       (2,814,244)
              Inventories                                              1,294,161        (600,267)        (292,327)
              Prepaid expenses and other                                 155,543        (215,863)        (423,582)
              Income tax receivable                                         -               -           1,360,000
              Accounts payable                                        (1,103,579)       (605,910)       1,411,724
              Accrued expenses                                           309,090         862,149          614,783
                                                                   -------------   -------------    -------------
              Net cash flows from operating activities                 4,296,044       4,685,334         (348,702)
                                                                   -------------   -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Investment and earnings on bond proceeds                              (2,074)         (9,734)         (10,090)
    Release of bond proceeds by trustee                                     -               -             255,008
    Cash paid in connection with the construction
       of the new facility                                                  -               -            (336,347)
    Acquisition of property, plant and equipment                      (1,493,549)     (1,360,186)        (493,876)
    Proceeds from repayment of loan to related party                        -               -             354,588
    Change in other non-current assets                                    20,428           6,453          245,971
    Proceeds from sale of property, plant and equipment                   10,000           1,160          940,036
                                                                    ------------   -------------    -------------
              Net cash flows from investing activities                (1,465,195)     (1,362,307)         955,290
                                                                    ------------   -------------    -------------


                   The accompanying notes are an integral part of these consolidated financial statements.

                                                                     Page 2 of 2
                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


                                                                          2002              2001             2000
                                                                     --------------    -------------     ------------

BCASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings/(payments) on bank line of credit, net                    $   (2,451,266)   $   3,381,097     $    696,000
    Repayment on bank line of credit                                          -                -          (10,255,000)
    Payment on SNPE, Inc. term loan                                        (666,666)           -                -
    Payment on industrial development revenue bonds                        (795,000)        (725,000)        (680,000)
    Proceeds from issuance of common stock to SNPE, Inc.,
       net of issuance costs                                                  -                -            5,236,252
    Borrowings on SNPE, Inc. line of credit                                   -                -            3,750,000
    Borrowings on SNPE, Inc. convertible subordinated note                    -                -            1,200,000
    Reorganization of entities under common control-
       Borrowed from parent under note payable                                -            4,000,000            -
       Distributions to parent for July 2001 reorganization                   -           (5,293,000)           -
    Dividends paid by Nobelclad / Nitro Metall to former
       parent company                                                         -             (296,000)        (298,000)
    Payments on capital lease obligation                                      -               (3,394)         (34,905)
    Payment of deferred financing costs                                       -             (146,109)        (116,384)
    Bank overdraft                                                          213,979            -                -
    Repayment of bank overdraft                                               -                -             (193,471)
    Change in other long-term liabilities                                    80,673            -                -
    Net proceeds from issuance of common stock                               59,543           55,467           44,450
                                                                     --------------    -------------     ------------
              Net cash flows from financing activities                   (3,707,178)      (1,739,939)        (651,058)
                                                                     --------------    -------------     ------------
EFFECTS OF EXCHANGE RATES ON CASH                                           222,945          (70,000)         (39,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                       (653,384)       1,513,088          (83,470)

CASH AND CASH EQUIVALENTS, beginning of the year                          1,811,618          298,530          382,000
                                                                     --------------    -------------     ------------
CASH AND CASH EQUIVALENTS, end of the year                           $    1,158,234    $   1,811,618     $    298,530
                                                                     ==============    =============     ============



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
       Cash paid during the period for-
          Interest                                                   $      552,642    $     683,542    $     856,026
                                                                     ==============    =============    =============
          Income taxes                                               $      317,546    $     154,531    $     162,547
                                                                     ==============    =============    =============



                   The accompanying notes are an integral part of these consolidated financial statements.

                  DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2002, 2001 AND 2000




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

                                                      December 31, 2001
                                                      -----------------

Balance sheet
Current assets                                           $ 5,546,000
Net property, plant & equipment                            2,139,000
Total assets                                               7,685,000
Current liabilities                                        3,186,000
Non-current liabilities                                    1,413,000
Stockholders' equity                                       3,086,000



                                          ---------------------------------------------------------------------------
                                           Period from January 1, 2001 through      Period from June 30, 2000 through
                                                   December 31, 2001                         December 31, 2000
                                          ---------------------------------------------------------------------------
Statement of Operations
Net sales                                             $ 9,867,000                             $ 5,897,000
Cost of products sold                                   7,014,000                               4,332,000
                                                      -----------                             -----------
     Gross profit                                       2,853,000                               1,565,000
Costs and expenses                                      1,802,000                               1,129,000
                                                      -----------                             -----------
Income from operations                                  1,051,000                                 436,000
Other income (expense)                                   (163,000)                                 (2,000)
                                                      -----------                             -----------
Income before income tax   provision                      888,000                                 434,000
Income tax benefit (provision)                           (299,000)                               (164,000)
                                                      -----------                             -----------
Net income                                            $   589,000                             $   270,000
                                                      ===========                             ===========


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

     Inventories consist of the following at December 31, 2002 and 2001:

                                             2002              2001
                                         -----------       -----------
              Raw materials              $ 1,846,038       $ 2,414,394
              Work in process              3,835,176         4,230,671
              Supplies                       182,047            63,357
                                         -----------       -----------
                                         $ 5,863,261       $ 6,708,422
                                         ===========       ===========

     Shipping and handling costs incurred by the Company upon shipment to customers are included in cost of products sold in the accompanying consolidated statement of operations.

     Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions, improvements and betterments are capitalized when incurred. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset as follows:

     Building and improvements                          3-30 years
     Manufacturing equipment and tooling                3-15 years
     Furniture, fixtures and computer equipment         3-10 years
     Other                                              3-10 years

     Property, plant and equipment consists of the following at December 31, 2002 and 2001:


                                                       2002           2001
                                                   -----------    -----------
     Land                                          $   477,613    $   435,736
     Building and improvements                       7,143,932      6,664,845
     Manufacturing equipment and tooling            12,716,131     11,726,322
     Furniture, fixtures and computer equipment      2,567,292      2,330,602
     Other                                             569,757        196,220
                                                   -----------    -----------
                                                   $23,474,725    $21,353,725
                                                   ===========    ===========


     Asset Impairments

     The Company reviews its long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets".

     Goodwill

     Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Prior to the Company's January 1, 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill was amortized on a straight-line basis over a period of 25 years. Under, SFAS 142, goodwill is no longer required to be amortized; however, the carrying value of goodwill must be tested annually for impairment.

     In the year of its adoption, SFAS 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS 142 required a separate impairment evaluation of goodwill relating to the Company's U.S.-based Clad Metal Products and Precision Machined Products ("PMP") reporting units, the only two reporting units with recorded goodwill. To perform the first step, either Company management or a third party appraiser estimated the fair value of each reporting unit based upon discounting the expected future cash flows. The estimated fair value of each reporting unit was then compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by its PMP reporting unit, but no impairment of the goodwill recorded with respect to its U.S.-based Clad Metal Products reporting unit.

     Since the first step indicated an impairment of PMP's goodwill, SFAS 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of PMP's goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the estimated fair value of PMP to its assets and liabilities as if it had been acquired on January 1, 2002 and the estimated fair value was the purchase price. Any excess "purchase price" over the amounts assigned to the assets and liabilities would represent the implied value of goodwill. In the case of PMP, the estimated fair value or "purchase price" was less than the amounts assigned to the assets and liabilities. Therefore, the full carrying value of PMP goodwill in the amount of $3,800,108 was considered impaired and the resultant loss associated with the write-off of this amount, net of a tax benefit of $1,482,000, has been recorded as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

     The following tables summarize the Company's net income before extraordinary item and cumulative effect of a change in accounting principle, net income (loss), and earnings (loss) per share had the provisions of SFAS 142 been in effect on January 1, 2000:

                                                                                    December 31,
                                                                   ----------------------------------------------
                                                                       2002             2001            2000
                                                                   ------------     ------------    -------------
Reported net income (loss) before
   extraordinary item and cumulative effect
   of a change in accounting principle                               $2,488,237      $2,789,230     $(1,660,499)
Goodwill amortization, net of tax of $84,500 in 2001 and 2002              -            132,100         132,100
                                                                   ----------------------------------------------
Adjusted  net  income  (loss)  before  extraordinary
    item  and  cumulative                                            $2,488,237      $2,921,330     $(1,528,399)
    effect  of a change in accounting principle
                                                                   ==============================================
 Basic per share--as reported                                           $  0.49         $  0.56         $ (0.41)
                                                                   ==============================================
 Diluted per share--as reported                                         $  0.49         $  0.55         $ (0.41)
                                                                   ==============================================
 Basic per share--adjusted                                              $  0.49         $  0.58         $ (0.38)
                                                                   ==============================================
 Diluted per share--adjusted                                            $  0.49         $  0.58         $ (0.38)
                                                                   ==============================================


                                                                                    December 31,
                                                                   -----------------------------------------------
                                                                       2002             2001            2000
                                                                   ------------     ------------    --------------
Reported net income (loss)                                            $ 170,129      $2,789,230     $(1,740,610)
Goodwill amortization, net of tax of $84,500 in 2001 and 2002                 -         132,100         132,100
                                                                   -----------------------------------------------
Adjusted net income (loss)                                            $ 170,129      $2,921,330     $(1,608,510)
                                                                   ===============================================
Basic per share--as reported                                             $ 0.03         $  0.56         $ (0.43)
                                                                   ===============================================
Diluted per share--as reported                                           $ 0.03         $  0.55         $ (0.43)
                                                                   ===============================================
Basic per share--adjusted                                                $ 0.03         $  0.58         $ (0.40)
                                                                   ===============================================
Diluted per share--adjusted                                              $ 0.03         $  0.58         $ (0.40)
                                                                   ===============================================

     Intangible Assets

     The Company holds numerous product and process patents related to the business of explosion metalworking and metallic products produced by various explosive processes. The Company's current patents expire between 2002 and 2012; however, expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

     Patent costs are included in intangible assets in the accompanying balance sheets and include primarily legal and filing fees associated with the patent registration. These costs are amortized over the expected useful life of the issued patent, up to 17 years.

     Non-compete agreements are included in intangible assets in the accompanying balance sheets and are fully amortized as of December 31, 2002.

     Intangible assets are summarized as follows as of December 31, 2002 and 2001:

                                                     2002              2001
                                                --------------    --------------

     Non-compete agreements                      $    420,000      $    420,000
     Patents and other                                341,522           251,522
                                                 ------------      ------------
                                                      761,522           671,522
     Accumulated amortization                        (672,354)         (614,938)
                                                 ------------      ------------
                                                 $     89,168      $     56,584
                                                 ============      ============

     Other Assets

     Included in other assets are deferred financing costs of $175,174 and $212,623, net of accumulated amortization of $101,683 and $34,234, as of December 31, 2002 and 2001, respectively. The deferred financing costs outstanding at December 31, 2002 related to the Company's new bank line of credit (see Note 4) and the replacement letter of credit on the industrial revenue bonds (see Note 4). The Company obtained the new bank line of credit in December 2001 and is amortizing the related deferred financing costs over the three-year term of the loan agreement. With the proceeds from the new bank line of credit, the Company paid off the intercompany line of credit with SNPE, Inc. All deferred financing costs related to the SNPE, Inc. line of credit were fully amortized. The original letter of credit on the industrial revenue bonds expired in September 2001 at which time the Company obtained a replacement letter of credit. The deferred financing costs associated with the replacement letter of credit in the amount of $100,225 are being amortized over its five-year term. Also included in other assets at December 31, 2002 and 2001 are net bond issue costs of $79,160 and $101,367, respectively, associated with the industrial development revenue bonds used to finance the Company's new manufacturing facility (Note 4). These costs, which originally totaled $195,720, are being amortized over the life of the bonds.

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

     Net Income (Loss) Per Share

     Basic earnings per share ("EPS") is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

                                                          For the year ended December 31, 2002
                                                          ------------------------------------
                                                                                    Per share
                                                           Income       Shares        Amount
                                                           ------       ------        ------

Basic earnings per share:
       Income available to common stockholders             $170,129     5,042,382    $    0.03
                                                                                     =========

Dilutive effect of options to purchase common stock            -           44,669
                                                           --------      --------
Dilutive earnings per share:
       Income available to common stockholders             $170,129     5,087,051    $    0.03
                                                           ========     =========    =========




                                                          For the year ended December 31, 2001
                                                          ------------------------------------
                                                                                    Per share
                                                           Income       Shares        Amount
                                                           ------       ------        ------

Basic earnings per share:
       Income available to common stockholders           $2,789,230     5,003,399    $    0.56
                                                                                     =========

Dilutive effect of options to purchase common stock            -           47,824
                                                          ---------      --------
Dilutive earnings per share:
       Income available to common stockholders           $2,789,230     5,051,223    $    0.55
                                                         ==========     =========    =========


     During the year ended December 31, 2000, the Company incurred a net loss, therefore, there is no difference in basic and diluted loss per share because the effect of options to purchase common stock and the conversion of the convertible subordinated debt is antidilutive.

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

     Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees that is based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

     Pro-forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and employees stock purchase plan under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:

                                      2002            2001             2000
                                  ------------    ------------     ------------

   Risk-free interest rate          3.8%             4.4%            6.4%
   Expected lives                   4.0 years        4.0 years       4.0 years
   Expected volatility            101.2%           103.0%           97.2%
   Expected dividend yield            0%               0%              0%


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted average fair value of options granted during 2002, 2001 and 2000 was $2.18, $1.45, and $1.21, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

                                                                      Year Ended December 31,
                                                         -----------------------------------------
                                                              2002          2001           2000
                                                         -------------  ------------  ------------
Net (loss) income:
   As reported                                            $  170,129      $2,789,230  $(1,740,610)
   Pro forma                                              $  (32,981)     $2,553,429  $(2,052,069)

Pro forma basic earnings (loss) per common share:
   As reported                                            $  0.03          $ 0.56          $(0.43)
   Pro forma                                              $ (0.01)         $ 0.51          $(0.50)

Pro forma diluted earnings (loss) per common share:
   As reported                                            $  0.03          $ 0.55          $(0.43)
   Pro forma                                              $ (0.01)         $ 0.51          $(0.50)


     Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

     In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which specifies that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred instead of recognized at the date of an entity's commitment to an exit plan. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. Management does not believe adoption will have a material effect on the Company's financial position.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also required that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS 148. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company does not plan to transition to a fair value method of accounting for stock-based employee compensation.

(4)  LONG-TERM DEBT

     Long-term debt consists of the following at December 31, 2002 and 2001:

                                                                2002            2001
                                                            ------------    ------------
     Line of credit - SNPE S.A.                             $    235,367    $    360,000

     Convertible subordinated note - SNPE, Inc.                1,200,000       1,200,000

     Term-loan - SNPE, Inc. related to the acquisition
        of Nobelclad                                           3,333,334       4,000,000

     Bank lines of credit                                      2,448,628       4,657,097

     Industrial development revenue bonds                      4,485,000       5,280,000
                                                            ------------    ------------
                                                              11,702,329      15,497,097

        Less- Current maturities                              (2,423,699)     (1,821,666)
                                                            ------------    ------------
                                                            $  9,278,630    $ 13,675,431
                                                            ============    ============


     SNPE S.A. Line of Credit

     The Company's subsidiary, Nobelclad, has a line of credit or "cash agreement" with SNPE S.A. ("Groupe SNPE") that provides for up to 2 million Euros ($2,097,400 based upon the December 31, 2002 exchange rate) in cash advances to meet the working capital needs of Nobelclad. Borrowings under the line bear interest at EURIBOR plus 1.5%. The line expires on December 31, 2003 but is subject to annual renewal by the parties. The agreement automatically terminates if Groupe SNPE loses its indirect control of Nobelclad. The interest rate on outstanding borrowings as of December 31, 2002 was 4.49%.

     SNPE, Inc. Convertible Subordinated Note

     In connection with the SNPE transaction (see Note 1), a cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note ("Subordinated Note"). SNPE may convert the $1,200,000 Subordinated Note into common stock of the Company at a conversion price of $6 per share at any time up to, and including the maturity date (June 14, 2005). If the note is not converted, the entire principal balance is due at the maturity date.

     SNPE, Inc. Term Loan

     In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE, Inc. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with the final principal payment of $333,337 being due on June 30, 2005. The Company made the two scheduled principal payments during 2002; the balance as of December 31, 2002 is $3,333,334. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. The interest rate on outstanding borrowings as of December 31, 200 was 4.16%.

Bank Lines of Credit

     In June 2001, Nobelclad obtained a revolving line of credit with a French bank that provides for maximum borrowings of 1,448,265 Euros ($1,518,797 based upon the December 31, 2002 exchange rate), the full amount of which was outstanding as of December 31, 2002 and 2001. Proceeds from the line of credit were used to finance Nobelclad's acquisition of the stock of Nitro Metall (see
Note 2). Borrowings under the line of credit bear interest at EURIBOR plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by 289,653 Euros. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. The interest rate on outstanding borrowings as of December 31, 2002 was 3.34%.

     In December 2001, the Company obtained a $6,000,000 revolving line of credit with a U.S. bank that has an outstanding balance of $929,831 as of December 31, 2002. At closing, proceeds from the line of credit were used to retire line of credit borrowings from SNPE and the line is used to finance ongoing working capital requirements of the Company's U.S. operations. The line of credit, which expires on December 4, 2004, carries an interest rate equal to the bank's prime rate plus 1% through February 28, 2002 and the bank's prime rate plus 0.5% thereafter. Maximum borrowings under the line of credit are limited to a calculated borrowing base ($5,535,001 based on inventory and accounts receivable balances as of December 31, 2002) and are secured by accounts receivable and inventories of the Company's U.S. operations and by investments in property, plant and equipment with respect to U.S. operations that are made during the term of the agreement and that constitute capital expenditures. The interest rate on outstanding borrowings as of December 31, 2002 was 4.75%.

     In December 1998, the Company entered into an interest rate swap agreement with its former bank related to the former bank lines of credit. The Company terminated this swap agreement in the third quarter of 1999 resulting in a deferred gain of $45,600 that was being amortized over the terms of the acquisition line of credit. Once the bank lines of credit were extinguished as part of the SNPE transaction, the unamortized deferred gain of $31,388 was offset against the unamortized deferred finance charges of $111,499 related to the lines of credit and recorded as a extraordinary loss on extinguishment.

     Industrial Development Revenue Bonds

     During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project was being financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at December 31, 2002 was 1.80%. Principal payments, which vary in amount, are paid on a quarterly basis though out the life of the bonds. The Company has established a bank letter of credit in the trustee's favor for the principal amount of outstanding bonds plus 98 days accrued interest on the bonds. The original letter of credit, which expired in September 2001, was secured by the U.S.-based accounts receivable, inventory, property, plant and equipment of the Company's Explosive Metalworking Group and the bond proceeds not yet expended for construction. On September 5, 2001, the Company obtained a replacement letter of credit from a different bank that has a five-year term and does not require an asset pledge. The portion of the borrowings not yet expended for construction was $191,202 and $189,128 as of December 31, 2002 and 2001, respectively, and was classified as restricted cash and investments in the accompanying balance sheets. A trustee holds the proceeds until qualified expenditures are made and reimbursed to the Company. The Company may redeem the bonds prior to their final maturity on September 1, 2013 at an amount equal to the outstanding principal plus any accrued interest. Annual principal repayments ranging from $185,000 to $930,000 are required with final maturity on September 1, 2013.

     In September 1998, the Company entered into an interest rate swap agreement with its bank under which the Company converted the variable interest rate on the bonds to a rate that is largely fixed. The Company terminated this swap agreement during the third quarter of 1999 resulting in a deferred gain of $105,300, which is being amortized over the term of the bonds.

Loan Covenants and Restrictions

     The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. As of December 31, 2002, the Company is in compliance with all financial covenants and other provisions of its debt agreements.


       Scheduled Debt Maturity

       The Company's long-term debt matures as follows:

            Year ended December 31-
                     2003                               $  2,423,699
                     2004                                  3,496,922
                     2005                                  2,960,429
                     2006                                    488,759
                     2007                                    503,759
                     Thereafter                            1,828,761
                                                        -------------
                                                        $ 11,702,329


(5)  COMMON STOCK OPTIONS AND BENEFIT PLAN

     Stock Option Plans

     The Company maintains stock option plans that provide for grants of both incentive stock options and non-statutory stock options. During 1997, the 1992 Incentive Stock Option Plan and the 1994 Non-employee Director Stock Option Plan were both amended and restated in the form of the 1997 Equity Incentive Plan, which was approved by the Company's stockholders in May of 1997. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates that range from five to ten years from the date of grant. Under the 1997 Equity Incentive Plan, there are 1,075,000 shares of common stock authorized to be granted, of which 233,250 remain available for future grants.

A summary of stock option activity for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                             2002                         2001                       2000
                                    ------------------------- -----------------------------------------------------
                                                  Weighted                      Weighted                 Weighted
                                                   Average                      Average                  Average
                                                  Exercise                      Exercise                 Exercise
                                      Options       Price         Options        Price        Options     Price
                                      -------       -----         -------        -----        -------     -----

Outstanding at beginning of year       465,750      $ 4.27        354,251       $ 5.75        540,334       $ 6.66
Granted                                166,500      $ 3.03        187,000       $ 2.02        127,500       $ 1.59
Cancelled                              (14,500)     $ 2.53        (74,251)      $ 5.69       (313,583)      $ 5.62
Exercised                              (17,252)     $ 1.47         (1,250)      $ 1.75             -          -
                                       -------      ------        -------     --------        -------        -----

Outstanding at end of year             600,498      $ 4.05        465,750       $ 4.27        354,251        $5.75
                                       =======      ======        =======       ======        =======        =====

Exercisable at end of year             316,755      $ 5.38        239,941       $ 5.93        212,376        $ 7.22
                                       =======      ======        =======       ======        =======        ======




     The weighted average fair values and weighted average exercise prices of options granted are as follows:


                                For the Year Ended              For the Year Ended               For the Year Ended
                                December 31, 2002               December 31, 2001                December 31, 2000
                                ------------------              ------------------               ------------------
                                       Fair    Exercise               Fair     Exercise                Fair     Exercise
                            Number     Value     Price     Number     Value      Price      Number     Value      Price
                          ----------------------------------------------------------------------------------------------

Exercise Price
Less than market
       price                       -        -          -   35,000     $1.83      $2.65      47,500     $1.14      $1.33
Equal to market price       166,500    $2.18    $3.03      152,000    $1.36      $1.88      80,000     $1.24      $1.75
Greater than market
       price                    -         -         -          -          -          -          -          -          -
                            -------    -------  -------    -------    -------    -------    -------    -----      -----
       Total                166,500    $2.18    $3.03      187,000    $1.45      $2.02      127,500    $1.21      $1.59
                            =======    =======  =======    =======    =======    =======    =======    =====      =====

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2002:


                                      Options Outstanding                            Options Exercisable
                     -----------------------------------------------------   ----------------------------------
                                        Weighted Average
                     Number of Options      Remaining          Weighted          Number             Weighted
Range of Exercise      Outstanding at   Contractual Life        Average        Exercisable at        Average
      Prices         December 31, 2002      in Years        Exercise Price   December 31, 2002   Exercise Price
-----------------    -----------------  -----------------   --------------   -----------------   --------------

  $1.33 - 1.75              66,998            7.38              $1.53             50,630              $1.46
  $1.88 - 1.88             130,000            8.12              $1.88             31,000              $1.88
  $2.00 - 2.65              83,000            9.14              $2.41             32,500              $2.60
  $3.35 - 5.31             147,500            8.57              $3.52             29,125              $4.06
  $7.01 - 9.63             173,500            4.80              $7.89            173,500              $7.89
                           -------            ----              -----            -------              -----

  $1.33 - 9.63             600,498            7.33              $4.05            316,755              $5.38
                           =======            ====              =====            =======              =====

     Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan ("ESPP") which is authorized to issue up to 175,000 shares. The offerings begin on the first day following each previous offering ("Offering Date") and end six months from the offering date ("Purchase Date"). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company's common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 14,155, 38,402 and 42,561 shares of the Company's stock were purchased during the years ended December 31, 2002, 2001 and 2000, respectively.

     The pro forma net income calculation in Note 3 reflects $15,253, $26,575 and $29,124 in compensation expense associated with the ESPP for 2002, 2001 and 2000, respectively. The compensation expense represents the fair value of the employees' purchase rights which was estimated using an acceptable pricing model with the following weighted average assumptions:

                                            Year Ended December 31,
                                 -------------------------------------------
                                   2002               2001            2000
                                ---------          ---------        ---------
  Risk-free interest rate        2.2%               4.6%              6.3%
  Expected lives                 0.5 year           0.5 year          0.5 year
  Expected volatility            78.5%              98.0%            149.3%
  Expected dividend yield         0%                 0%                0%

     401(k) Plan

     The Company offers a contributory 401(k) plan (the "Plan") to its employees. The Company made matching contributions to the Plan equal to 50% of each employee's contribution for up to the first 8% of each employee's compensation for 2002, 2001 and 2000. Total Company contributions were $166,556, $161,104 and $169,535 for the years ended December 31, 2002, 2001 and 2000, respectively.

(6)    INCOME TAXES

The components of the provision for income taxes are as follows:
                                     2002           2001          2000
                                ------------    -----------    ----------
    Current - Federal          $       -       $     32,000   $     -
    Current - State                    -              -             -
    Current - Foreign                305,400        290,000       162,000
                                ------------    -----------    ----------
                                     305,400        322,000       162,000

    Deferred - Federal             1,127,000         61,400         -
    Deferred - State                 165,700          9,200         -
    Deferred - Foreign                11,253          9,000         2,000
                                ------------    -----------    ----------
                                   1,303,953         79,600         2,000
                                ------------    -----------    ----------
    Income tax provision       $   1,609,353   $    401,600   $   164,000
                                ============    ===========    ==========

     The Company's deferred tax assets and liabilities at December 31, 2002 and 2001 consist of the following:

                                                       2002          2001
                                                   ------------  ------------
    Deferred tax assets-
       Federal net operating loss carry-forward   $     70,400  $    858,000
       Federal AMT tax credit carry-forward            112,800       113,000
       State net operating loss carry-forward             -          220,000
       Inventory                                        33,700        13,200
       Inventory reserve                                29,200         -
       Allowance for doubtful accounts                  74,500        70,900
       Repair reserve                                   19,500        29,200
       Vacation accrual                                118,500       113,000
       Accrual for unbilled services                     5,100         5,900
       Goodwill impairment                           1,482,000        -
       Other                                            35,300        -
                                                   ------------  ------------
                                                     1,981,000     1,423,200
    Deferred tax liability-
       Depreciation                                 (1,609,000)   (1,416,200)
       Amortization                                   (184,000)        -
       Foreign income taxed in future periods         (141,279)     (137,000)
       Other                                           (65,400)      (77,600)
                                                   ------------  ------------
                 Net deferred tax liabilities     $    (18,679)  $  (207,600)
                                                   ============  ============


    Net current deferred tax assets                    315,500  $    261,400
    Net long-term deferred tax liabilities            (334,179)     (469,000)
                                                   ------------  ------------
                                                  $    (18,679) $   (207,600)
                                                   ============  ============

     A reconciliation of the Company's income tax provision (benefit) computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:


                                                  2002           2001            2000
                                             ------------    ------------    -----------
Federal income tax at statutory rate         $  1,393,200    $ 1,085,000     $(536,000)
State tax items, net                              204,900        116,500       (99,500)
Effect of difference between US Federal
        and Foreign tax rates                      63,753         (3,000)       16,400
Permanent differences - tax effected              (52,500)         8,100         8,100
Revision of prior years estimates                 -              227,000         -
Change in valuation allowance                     -           (1,032,000)      775,000
                                             ------------    ------------    ----------
Provision for income taxes                   $  1,609,353    $   401,600     $ 164,000
                                             ============    ============    ==========


     The available tax loss carry-backs were fully utilized in 1999 and, were therefore, not available for any of the 2000 tax loss. The Company has $207,000 in NOL carry-forwards for US Federal tax purposes that expire through 2021.

(7)  BUSINESS SEGMENTS

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

Segment information is presented for the years ended December 31, 2002, 2001 and 2000 as follows:

                                                            Explosive       ------------
                                                          Manufacturing      Aerospace           Total
                                                          -------------     ------------      -----------

As of and for the year ended December 31, 2002:
Net sales                                                  $35,603,415      $10,054,154       $45,657,569
                                                           ===========      ===========       ===========
Depreciation and amortization                              $ 1,008,788      $   766,686       $ 1,775,474
                                                           ===========      ===========       ===========
Income (loss) from operations                              $ 6,149,961      $(1,311,205)      $ 4,838,756
    Unallocated amounts:
    Other income (expense)                                                                        (52,037)
    Interest expense                                                                             (693,230)
    Interest income                                                                                 4,101
                                                                                              -----------
       Consolidated income before income taxes                                                $ 4,097,590
                                                                                              ===========

Segment assets                                             $21,799,134      $ 9,146,107       $30,945,241
                                                           ===========      ===========       ===========

Assets not allocated to segments:
    Cash                                                                                        1,158,234
    Prepaid expenses and other                                                                    798,236
    Current deferred tax asset                                                                    315,500
    Other long-term corporate assets                                                              480,781
                                                                                              -----------
       Consolidated total assets                                                              $33,697,992
                                                                                              ===========

Capital expenditures                                       $   678,182      $   815,367       $ 1,493,549
                                                           ===========      ===========       ===========


                                                            Explosive       ------------
                                                          Manufacturing      Aerospace           Total
                                                          -------------     ------------      -----------
As of and for the year ended December 31, 2001:
Net sales                                                  $30,019,586      $12,495,188       $42,514,774
                                                           ===========      ===========       ===========
Depreciation and amortization                              $   999,465      $   759,945       $ 1,759,410
                                                           ===========      ===========       ============
Income (loss) from operations                              $ 4,487,824      $  (451,931)      $ 4,035,893
    Unallocated amounts:
    Other income (expense)                                                                        (72,340)
    Interest expense                                                                             (799,571)
    Interest income                                                                                26,848
                                                                                              -----------
       Consolidated income before income taxes                                                $ 3,190,830
                                                                                              ===========

Segment assets                                             $21,274,942      $12,819,829       $34,094,771
                                                           ===========      ===========       ===========

Assets not allocated to segments:
    Cash                                                                                        1,811,618
    Prepaid expenses and other                                                                    347,326
    Current deferred tax asset                                                                    261,400
    Other long-term corporate assets                                                              398,230
                                                                                              -----------
       Consolidated total assets                                                              $36,913,345
                                                                                              ===========

Capital expenditures                                       $ 1,212,704      $   147,482       $ 1,360,186
                                                           ===========      ===========       ===========



                                                            Explosive       ------------
                                                          Manufacturing      Aerospace           Total
                                                          -------------     ------------      -----------
As  of and for the year ended December 31, 2000
    (Restated - See Note 2):
Net sales                                                  $22,862,677      $10,896,904       $33,759,581
                                                           ===========      ===========       ===========
Depreciation and amortization                              $   970,953      $   799,257       $ 1,770,210
                                                           ===========      ===========       ===========

Income (loss) from operations                              $   518,149      $(1,148,262)      $  (630,113)
    Unallocated amounts:
    Other income                                                                                  200,290
    Interest expense                                                                           (1,098,181)
    Interest income                                                                                31,505
                                                                                              -----------
       Consolidated loss before income taxes and
          extraordinary item                                                                  $(1,496,499)
                                                                                              ============

Segment assets                                             $22,115,880      $12,539,505       $34,655,385
                                                           ===========      ===========       ===========

Assets not allocated to segments:
    Cash                                                                                          298,530
    Prepaid expenses and other                                                                    193,966
    Other long-term corporate assets                                                              258,574
                                                                                              -----------
       Consolidated total assets                                                              $35,406,455
                                                                                              ===========
Capital expenditures                                       $   743,443      $    86,780       $   830,223
                                                           ===========      ===========       ===========

     Capital expenditures for the Explosive Manufacturing segment included $336,347 of costs incurred related to the construction of the Company's new manufacturing facility and the acquisition of related manufacturing equipment during the year ended December 31, 2000.

     The geographic location of the Company's property, plant and equipment, net of accumulated depreciation, is as follows:

                                       For the years ended December 31,
                                       --------------------------------
                                     2002                             2001
                                  --------------------------------------------

United States                     $ 12,826,529                   $  13,070,474
France                               2,216,691                       1,834,000
Sweden                                 355,278                         305,000
                                  ------------                   -------------
Total                             $ 15,398,498                   $  15,209,474
                                  ============                   =============

     All of the Company's sales are shipped from the manufacturing locations, located in the United States, France and Sweden. The following represents the Company's net sales based on the geographic location of the customer:

                                         For the years ended December 31,
                                         --------------------------------
                                      2002             2001           2000
                                   -----------     -----------     -----------

United States                      $31,092,704     $29,643,976     $25,767,268
Belgium                              3,383,202       1,839,361         664,549
Canada                               2,460,128       1,687,545       1,419,841
Italy                                  642,744       1,540,802         782,774
France                               1,571,567       1,190,898         593,403
South Korea                             56,473          10,139       1,022,285
Russia                                 416,921           4,731       1,490,213
Other foreign countries              6,033,830       6,597,322       2,019,248
                                   -----------     -----------     -----------
Total consolidated net sales       $45,657,569     $42,514,774     $33,759,581
                                   ===========     ===========     ===========


     During the years ended December 31, 2002, 2001 and 2000, no one customer accounted for more than 10% of total net sales.


(9)  COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under non-cancelable operating leases are as follows:

 Year ended December 31-
           2003                                  $   884,544
           2004                                      781,030
           2005                                      668,416
           2006                                      435,913
           2007                                      412,013
           Thereafter                              1,465,962
                                                ------------
                                                $  4,647,878
                                                ============

     Total rental expense included in operations was $1,017,502, $830,754 and $885,726 in the years ended December 31, 2002, 2001 and 2000, respectively.

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

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


     On July 12, 2002, the Board of Directors of the Company, upon the recommendation of its Audit Committee, dismissed Arthur Andersen LLP ("Arthur Andersen" or "AA") as the Company's independent public accountants and engaged Ernst & Young LLP ("E&Y") to serve as the Company's independent public accountants for the year ending December 31, 2002.

     Arthur Andersen's reports on the Company's consolidated financial statements for each of the years ended December 31, 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

     In connection with its audits for the Company's years ended December 31, 2001 and 2000 and through July 12, 2002, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principle or practice, financial statement disclosure, or auditing scope or procedure which, if not resolved to AA's satisfaction, would have caused AA to make reference to the subject matter in connection with AA's report on the Company's consolidated financial statements for such years; and there were no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

     We have requested Arthur Andersen to furnish us a letter addressed to the Securities and Exchange Commission stating whether it agrees with the above statements. A representative of Arthur Andersen has informed the Company that Arthur Andersen is no longer furnishing such letters.

     During the years ended December 31, 2001 and 2000 and through July 18, 2002, the Company did not consult E&Y with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company's consolidated financial statements, or any other matters or reportable events listed in Items 304(a)(2)(i) and (ii) of Regulation S-K.

                                    PART III

ITEM 10. Directors and Executive Officers of the Registrant

     Directors

     Mr. Michel Philippe. Mr. Philippe, age 59, has served as director of the Company since June 2000 and has been Chairman of the Board of the Company since September 2002. His current term as director will expire at the annual meeting of stockholders in 2005. Mr. Philippe is currently Senior Vice President of Finance and Legal Affairs of Groupe SNPE, a position he has held since 1990. Mr. Philippe has also served as President of Nobel Explosifs France, a subsidiary of Groupe SNPE engaged in the manufacture and sale of industrial explosives, since 2002.

     Mr. Bernard Hueber. Mr. Hueber, age 61, has served as director of the Company since June 2000 and was Chairman of the Board of the Company from June 2000 until September 2002. His current term as director will expire at the annual meeting of stockholders in 2003. Following his retirement from Groupe SNPE in June 2002, Mr. Hueber became Secretary General of the Federation of European Explosives Manufacturers (FEEM) and continues to serve in that capacity. From 1990 to December 2001, Mr. Hueber served as the Chairman of the Board and Chief Executive Officer of Nobel Explosifs France. From January 2002 until his retirement from Groupe SNPE in June 2002, Mr. Hueber served as General Manager of Groupe SNPE's Industrial Explosives operating unit.

     Mr. Gerard Munera. Mr. Munera has served as a director of the Company since September 2000, and his current term will expire at the annual meeting of stockholders in 2003. From October 1996 to the present, Mr. Munera, age 67, has been chairman and CEO of Synergex, a personally controlled holding company, with majority participation in Arcadia (a manufacturer of low rise curtain walls, store fronts and office partitions) and in Estancia El Olmo, a large cattle ranch, as well as minority participation in other companies, particularly in the gold mining and high technology industries. Mr. Munera is also a director of Security Biometrics, Inc. Between 1990 and 1991, Mr. Munera was Senior Vice President Corporate Planning and Development and a member of the Executive Committee of RTZ plc. Between 1991 and 1994, Mr. Munera was President of Minorco
(USA), a diversified $1.5 billion natural resources group. From 1994 to October 1996, Mr. Munera was Chairman and CEO of Latin American Gold Inc., a gold exploration and mining company.

     Dr. George W. Morgenthaler. Dr. Morgenthaler, age 76, has served as a director of the Company since June 1986, and his current term will expire at the annual meeting of stockholders in 2004. Dr. Morgenthaler also served as a director during the period from 1971 to 1976. Dr. Morgenthaler has been a Professor of Aerospace Engineering at the University of Colorado at Boulder since 1986. He has served as Department Chair, Director of the University of Colorado's BioServe Commercial Space Center and Associate Dean of Engineering for Research. Previously, Dr. Morgenthaler was Vice President of Technical Operations at Martin Marietta's Denver Aerospace Division, Vice President Primary Products Division of Martin Marietta Aluminum Co. and Vice President and General Manager of the Baltimore Division of Martin Marietta Aerospace Co. Dr. Morgenthaler has served as a director of Computer Technology Assoc. Inc. from 1993 to 1999 and served as a director of Columbia Aluminum Company from 1987 to 1996.

     Mr. Bernard Fontana. Mr. Fontana, age 42, has served as a director of the Company since June 2000 and was President and Chief Executive Officer of the Company from June 2000 to November 2000. Mr. Fontana's current term as director will expire at the annual meeting of stockholders in 2004. Mr. Fontana is currently Executive Vice President of Chemical Activities of Groupe SNPE, a position he has held since February 2002. Since February 2002, Mr. Fontana has also served as Chairman and CEO of Isochem, Bergerac NC and Tolochimie, subsidiaries of Groupe SNPE. Previously, Mr. Fontana was Executive Vice President of the Fine Chemicals division of Groupe SNPE from January 2001 to January 2002. Mr. Fontana has also been Vice President of Groupe SNPE, North America since September 1999 and President of SNPE, Inc. since November 1999. Mr. Fontana was Vice President of Strategy and Business Development of the Chemicals division of Groupe SNPE from June 1998 to September 1999, General Manager of SNPE Chimie from September 1996 to June 1998 and General Manager, Bergerac N.C., a business unit of Groupe SNPE, from 1992 to September 1996.

     Mr. Dean K. Allen. Mr. Allen, age 67, has served the Company as a director since July 1993, and his current term will expire at the annual meeting of stockholders in 2005. In January 2001, Mr. Allen retired as President of Parsons Europe, Middle East and South Africa, a position he had held since February 1996. Mr. Allen was Vice President and General Manager of Raytheon Engineers and Constructors, Europe, from February 1994 to December 1995.

     Mr. Yves Charvin Mr. Charvin, age 48, has served as a director of the Company since September 2002 and his current term will expire at the annual meeting of stockholders in 2005. Mr. Charvin is currently Director of Corporate Development and Legal Counsel for Groupe SNPE, a position he has held since January 1995. Previously, Mr. Charvin served as Chief of the Legal Department of Groupe SNPE from January 1989 to December 1994.

     Executive Officers

     The following individuals serve as executive officers of the Company. Each executive officer is elected by the Board of Directors and serves at the pleasure of the Board.

      Name                            Position                                  Age
      ----                            --------                                  ---

Mr. Yvon Pierre Cariou   President and Chief Executive Officer                  57
Mr. Richard A. Santa     Vice President, Chief Financial Officer and Secretary  52
Mr. John G. Banker       Vice President, Marketing and Sales, Clad Metal        56
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

     To DMC's knowledge, based solely on a review of the copies of such reports furnished to DMC and written representations that no other reports were required, during the fiscal year ended December 31, 2002, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11. Executive Compensation

                             SUMMARY OF COMPENSATION

     The following table shows compensation awarded or paid to, or earned by, the Company's executive officers (the "Named Executive Officers") during the fiscal years ended December 31, 2001, 2000 and 1999:

                           Summary Compensation Table

                                                   Annual  Compensation                   Long-Term
                                        -----------------------------------------------  Compensation
                                                                                            Awards
     Name and Principal        Fiscal                                  Other Annual      ------------       All Other
          Position              Year     Salary($)       Bonus($)    Compensation($)(1)    Options(#)     Compensation($)
--------------------------      ----     ---------       --------    ------------------    ----------     ---------------
Yvon Pierre Cariou              2002      225,000         90,000            -               30,000          8,070(3)
   President and                2001      185,000        101,000            -               30,000            285(4)
   Chief Executive Officer(2)   2000       23,130         10,000            -                  -                -


Richard A. Santa.............   2002      205,000         65,600            -               23,000          9,360(5)
  Vice President, Chief         2001      200,000         64,000            -               23,000          8,519(6)
  Financial Officer and         2000      157,037         16,500            -               10,000          6,537(7)
  Secretary

John G. Banker...............   2002      128,750        146,551            -               23,000          6,379(9)
   Vice President,              2001      125,000        100,241            -               23,000          8,366(10)
   Sales and Marketing(8)       2000       65,866         10,000            -                  -            1,528(11)


Joseph P. Allwein               2002         -             -                -                  -                -
   President and                2001         -             -                -                  -                -
   Chief Executive Officer(12)  2000      136,107          -                -               20,000          6,290(13)

(1) Except as disclosed in this column, the amount of perquisites provided to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of total salary and bonus for each fiscal year.
(2)  Mr. Cariou joined the Company in November 2000.
(3) Includes $2,570 of life insurance premiums $5,500 of matching contributions under the 401(k) plan.
(4)  Includes $285 of matching contributions under the 401(k) plan.
(5) Includes $3,860 of life insurance premiums and $5,500 of matching contributions under the 401(k) plan
(6) Includes $3,269 of life insurance premiums and $5,250 of matching contributions under the 401(k) plan.
(7) Includes $1,287 of life insurance premiums and $5,250 of matching contributions under the 401(k) plan.
(8)  Mr. Banker joined the Company in June 2000.
(9) Includes $1,427 of life insurance premiums and $4,952 of matching contributions under the 401(k) plan
(10) Includes $3,783 of life insurance premiums and $4,583 of matching contributions under the 401(k) plan.
(11) Includes $1,528 of life insurance premiums.
(12) Mr. Allwein joined the Company in March 1998 and terminated employment with the Company in August 2000.
(13) Includes $1,040 of life insurance premiums and $5,250 of matching contributions under the 401(k) plan.

                             STOCK OPTION EXERCISES

     The Company grants options to its executive officers under its 1997 Equity Incentive Plan (the "1997 Plan"). As of March 10, 2003, options to purchase a total of 658,498 shares were outstanding under the 1997 Plan and options to purchase 175,250 shares remained available for grant thereunder.

     The following table shows for the fiscal year ended December 31, 2002, certain information regarding options exercised by, and held at year-end by, the Named Executive Officers:

        Option Exercises in Fiscal 2002 and Fiscal Year-End Option Values

                                                                       Number of
                                                                       Securities             Value of
                                                                      Underlying            Unexercised
                                                                      Unexercised          In-the-Money
                                                                      Options at            Options at
                                                                    December 31, 2002   December 31, 2002(1)
                                                                    -----------------   --------------------
                                   Shares Acquired       Value        Exercisable/          Exercisable/
       Name                         on Exercise (#)   Realized ($)   Unexercisable          Unexercisable
-------------------------------    ----------------   ------------  -----------------       -------------
Yvon Pierre Cariou.............            -                -         7,500/52,500         $3,713/$11,138
Richard A. Santa...............            -                -        83,250/47,750         $5,946/$11,639
John. G. Banker................            -                -         5,750/40,250          $2,846/$8,539

(1) i.e., value of options for which the fair market value of the Company's Common Stock at December 31, 2002 ($2.37) exceeds the exercise price.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the ownership of DMC's common stock as of March 10, 2003 by: (i) each person or group known by DMC to be the beneficial owner of more than 5% of DMC's common stock, (ii) each director of DMC; (iii) each executive officer; and (iv) all executive officers and directors of DMC as a group.

                                                                            Beneficial
                                                                          Ownership (1)
                                                                          -------------
                                                                       Number         Percent
Name and Address of Beneficial Owner(2)                                Of Shares      of Total
----------------------------------------                               ---------      --------

SNPE Inc.
   100 College Road East
   Princeton, NJ 08540(3)..........................................    2,763,491       54.60%

Mr. Yvon Pierre Cariou(4)..........................................       21,000            *

Mr. Richard A. Santa(4)............................................      110,164        2.14%

Mr. John G. Banker(4)..............................................       24,587            *

Mr. Bernard Hueber(4)..............................................       12,500            *

Mr. Dean K. Allen(4)...............................................       38,000            *

Mr. Bernard Fontana(4).............................................       12,500            *

Dr. George W. Morgenthaler(4)......................................      107,778        2.12%

Mr. Gerard Munera(4)...............................................       12,500            *

Mr. Michel Philippe(4).............................................       12,500            *

Mr. Yves Charvin(4)................................................            0            *

All executive officers and directors as a group (10 persons)(5)....      351,529        6.66%

-----------------------
*Less than 1%

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, DMC believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 5,061,390 shares outstanding on March 10, 2003 adjusted as required by rules promulgated by the SEC.
(2) Unless otherwise indicated, the address of each beneficial owner is c/o Dynamic Materials Corporation, 5405 Spine Road, Boulder, Colorado 80301.
(3) The information reported is based solely on information contained in the Form 4 filed by each of SNPE, Inc., SOFIGEXI, and SNPE. Each reported that it had shared voting and investment power and beneficial ownership of 2,763,491 shares.
(4) Amounts reported include shares subject to stock options exercisable within 60 days of March 10, 2003 as follows: Mr. Cariou, 15,000 shares; Mr. Santa, 94,000 shares; Mr. Banker, 11,500 shares; Mr. Hueber, 12,500 shares; Mr. Allen, 25,000 shares; Mr. Fontana, 12,500 shares; Mr. Morgenthaler, 20,000 shares; Mr; Munera, 12,500 shares and Mr. Philippe, 12,500 shares. Shares of common stock subject to options that are exercisable within 60 days of March 10, 2003 are deemed to be beneficially owned by the person holding those options for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing any other person's percentage ownership.
(5) The amount reported includes 215,500 shares subject to stock options exercisable within 60 days of March 10, 2003. The applicable percentage is based on 5,276,890 shares outstanding, which includes shares subject to stock options exercisable within 60 days.


ITEM 13.  Certain Relationships and Related Transactions


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

     John Banker, Vice President, Marketing and Sales, Clad Metal Division, receives a 1% commission on sales of certain roll-bond products. During the year-ended December 31, 2002, these commissions totaled approximately $49,000 of which the full amount is payable at December 31, 2002 and is included in accrued expenses.

ITEM 14. Controls and Procedures

     The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

     Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on this evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

ITEM 15.  Exhibits, List and Reports on Form 8-K

                                    Exhibits

   Exhibit
   Number                          Description
------------                       -----------

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

    10.24 Stock Purchase Agreement, dated June 28, 2001, between DMC and Nobel Explosifs France (incorporated by reference to the Company's Form 8-K filed with the Commission on July 16, 2001).

    10.25 Term Loan Agreement, dated July 3, 2001, between DMC and SNPE, Inc. (incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 2002).

    10.26 Stock Pledge Agreement, dated July 3, 2001, between DMC and SNPE, Inc. (incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 2002).

    10.27 Credit and Security Agreement, dated December 4, 2001, between DMC and Wells Fargo Business Credit, Inc. (incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 2002).

    23.1        Consent of Ernst & Young LLP, Independent Auditors

    23.2        Information regarding Consent of Arthur Andersen LLP

    99.1 Letter from DMC to the SEC regarding the Company's Auditors (incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 2002).

    99.2 Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.

    99.3 Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                Section 906 of the Sarbanes-Oxley Act of 2002.


(B)  Reports on Form 8-K

     None.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               DYNAMIC MATERIALS CORPORATION



March 31, 2003                                 By:  /s/  Richard A. Santa
                                                   -----------------------------
                                                   Richard A. Santa
                                                   Vice President and Chief
                                                   Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                               DATE

/s/ Yvon Pierre Cariou                President and Chief Executive Officer               March 31, 2003
--------------------------------
Yvon Pierre Cariou                    (Principal Executive Officer)

/s/ Richard A. Santa                  Vice President and Chief Financial Officer          March 31, 2003
--------------------------------
Richard A. Santa                      (Principal Financial and Accounting Officer)

/s/ Michel Philippe                   Chairman and Director                               March 31, 2003
--------------------------------
Michel Philippe

/s/ Dean K. Allen                     Director                                            March 31, 2003
--------------------------------
Dean K. Allen

/s/ Yves Charvin                      Director                                            March 31, 2003
--------------------------------
Yves Charvin

/s/ Bernard Fontana                   Director                                            March 31, 2003
--------------------------------
Bernard Fontana

/s/ Bernard Hueber                    Director                                            March 31, 2003
--------------------------------
Bernard Hueber

/s/ Gerard Munera                     Director                                            March 31, 2003
--------------------------------
Gerard Munera

                                 CERTIFICATIONS

I, Yvon Pierre Cariou, certify that:

1. I have reviewed this annual report on Form 10-K of Dynamic Materials Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 31, 2003
                                         /s/ Yvon Pierre Cariou
                                         --------------------------------------
                                          Yvon Pierre Cariou
                                          President and Chief Executive Officer
                                          of Dynamic Materials Corporation

                                 CERTIFICATIONS

I, Richard A. Santa, certify that:

     1. I have reviewed this annual report on Form 10-K of Dynamic Materials Corporation;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated:  March 31, 2003
                                     /s/ Richard A. Santa
                                     ---------------------------------------
                                      Richard A. Santa
                                      Vice President and Chief Financial Officer
                                      of Dynamic Materials Corporation

                          DYNAMIC MATERIALS CORPORATION
                              INDEX TO SCHEDULE II

                             AS OF DECEMBER 31, 2002


                                                                            PAGE
Report of Independent Auditor................................................70
Report of Independent Public Accountants.....................................71
Schedule II (a)..............................................................72
Schedule II (b)..............................................................72
Schedule II (c) .............................................................72

                          REPORT OF INDEPENDENT AUDITOR


To the Stockholders and the
Board of Directors of Dynamic Materials Corporation:

We have audited the consolidated financial statements of Dynamic Materials Corporation as of December 31, 2002, and for the year then ended, and have issued our report thereon dated February 14, 2003 (included elsewhere in this Form 10-K). Our audit also included the financial statement schedules listed in
Item 15 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                         /s/ ERNST & YOUNG LLP

Denver, Colorado
February 14, 2003

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Dynamic Materials Corporation:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Dynamic Materials Corporation and subsidiary as of December 31, 2001 and 2000 and for the three years in the period then ended, included in this Form 10-K and have issued our report thereon dated February 25, 2002. Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedules listed in the index of consolidated financial statements are presented for purposes of complying with the Securities and Exchange Commission's rules and are not part of the basic consolidated financial statements. These schedules have been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.


                                                 /s/ ARTHUR ANDERSEN LLP


Denver, Colorado
February 25, 2002



This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Dynamic Materials Corporation's filing on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this filing on Form 10-K.

DYNAMIC MATERIALS CORPORATION
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                         Balance at      Additions      Accounts                        Balance at
                         beginning      Charged to     receivable         Other           end of
                         of period        income      written off      Adjustments        period

Year ended -

December 31, 2000        $  112,000     $   45,756    $  (27,756)     $   -            $  130,000

December 31, 2001        $  130,000     $  101,304    $  (14,036)     $   17,036       $  234,304

December 31, 2002        $  234,304     $  133,688    $ (122,923)     $   10,708       $  255,769


DYNAMIC MATERIALS CORPORATION
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
WARRANTY RESERVE


                         Balance at     Additions                     Balance at
                         beginning      charged to    Repairs           end of
                         of period        income      Allowed           period

Year ended -

December 31, 2000        $  153,000     $  50,526     $(123,526)      $   80,000

December 31, 2001        $   80,000     $  48,325     $ (53,325)      $   75,000

December 31, 2002        $   75,000     $  96,840     $ (21,840)      $  150,000


DYNAMIC MATERIALS CORPORATION
SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
INVENTORY RESERVE


                         Balance at     Additions                     Balance at
                         beginning      charged to    Inventory       end of
                         of period        income      Write-offs      period

Year ended -

December 31, 2000        $   -          $   -         $   -           $      -

December 31, 2001        $   -          $   -         $   -           $      -

December 31, 2002        $   -          $  75,000     $   -           $ 75,000