Form 10-Q
period 2003-03-31
DYNAMIC MATERIALS CORP
filed 2003-05-09
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

( X )  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES AND EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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


     The number of shares of Common Stock outstanding was 5,061,390 as of April 30, 2003.

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

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements...................................4

    Consolidated Balance Sheets as of March 31, 2003 (unaudited)
         and December 31, 2002...............................................4
    Consolidated Statements of Operations for the three months ended
         March 31, 2003 and 2002 (unaudited) ................................6
    Consolidated Statements of Stockholders' Equity for the three months ended
         March 31, 2003 (unaudited) .........................................7
    Consolidated Statements of Cash Flows for three months ended
         March 31, 2003 and 2002 (unaudited) ................................8
    Notes to Consolidated Financial Statements (unaudited)..................10

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations .............................................16

Item 3 - Quantitative and Qualitative Disclosures about Market Risk.........25

Item 4 - Controls and Procedures........................................... 26

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings.................................................27

Item 2 - Changes in Securities and use of Proceeds.........................27

Item 3 - Defaults Upon Senior Securities...................................27

Item 4 - Submission of Matters to a Vote of Security Holders...............27

Item 5 - Other information.................................................27

Item 6 - Reports on Form 8-K and Exhibits..................................27

         Signatures .......................................................28


Certifications.............................................................29

                         Part I - FINANCIAL INFORMATION

 ITEM 1. Consolidated Financial Statements


                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------




                          ASSETS                           March 31,     December 31,
                          ------                            2003           2002
                                                          (unaudited)
                                                          -----------    -----------



CURRENT ASSETS:
    Cash and cash equivalents ........................   $  1,636,178    $  1,158,234
    Accounts receivable, net of allowance for doubtful
       accounts of $291,442 and $255,769, respectively      6,699,644       8,747,238
    Inventories ......................................      7,187,496       5,863,261
    Prepaid expenses and other .......................      1,211,893         798,236
    Current deferred tax asset .......................        315,500         315,500
                                                         ------------    ------------
              Total current assets ...................     17,050,711      16,882,469
                                                         ------------    ------------
PROPERTY, PLANT AND EQUIPMENT ........................     23,917,465      23,474,725
    Less- Accumulated depreciation ...................     (8,524,906)     (8,076,227)
                                                         ------------    ------------
              Property, plant and equipment, net .....     15,392,559      15,398,498
                                                         ------------    ------------

RESTRICTED CASH AND INVESTMENTS ......................        191,202         191,202

GOODWILL, net of accumulated amortization of $234,299         847,076         847,076

INTANGIBLE ASSETS, net of accumulated amortization
    of $677,854 and $672,354, respectively ...........         83,668          89,168

OTHER ASSETS, net ....................................        266,800         289,579
                                                         ------------    ------------
       TOTAL ASSETS ..................................   $ 33,832,016    $ 33,697,992
                                                         ============    ============



                The accompanying notes to Consolidated Financial
                    Statements are an integral part of these
                                 balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                   ------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------



                                                                   March 31,    December 31,
                                                                     2003           2002
       LIABILITIES AND STOCKHOLDERS' EQUITY                       (unaudited)
       ------------------------------------                       -----------   -----------


CURRENT LIABILITIES:
    Bank overdraft ..............................................   $      --     $   213,979
    Accounts payable ............................................     3,740,657     2,404,662
    Accrued expenses ............................................     3,003,545     3,340,071
    Current maturities on long-term debt ........................     2,208,332     2,423,699
                                                                    -----------   -----------
              Total current liabilities .........................     8,952,534     8,382,411

LONG-TERM DEBT ..................................................     8,592,105     9,278,630

NET DEFERRED TAX LIABILITIES ....................................       312,291       334,179

DEFERRED GAIN ON SWAP TERMINATION ...............................        45,453        48,493

OTHER LONG-TERM LIABILITIES .....................................        92,211        89,539
                                                                    -----------   -----------
              Total liabilities .................................    17,994,594    18,133,252
                                                                    -----------   -----------

STOCKHOLDERS' EQUITY:
    Preferred stock, $.05 par value; 4,000,000 shares authorized;
       no issued and outstanding shares .........................          --            --
    Common stock, $.05 par value; 15,000,000 shares authorized;
       5,061,390 shares issued and outstanding ..................       253,071       253,071
    Additional paid-in capital ..................................    12,373,568    12,373,568
    Retained earnings ...........................................     2,916,732     2,763,027
    Other cumulative comprehensive income .......................       294,051       175,074
                                                                    -----------   -----------
              Total stockholders' equity ........................    15,837,422    15,564,740
                                                                    -----------   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............   $33,832,016   $33,697,992
                                                                    ===========   ===========





                The accompanying notes to Consolidated Financial
                    Statements are an integral part of these
                                 balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                   ------------------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------

                                   (unaudited)
                                   -----------


                                                                     2003               2002
                                                                     ----               ----

NET SALES ...................................................   $  9,736,235    $ 11,974,211

COST OF PRODUCTS SOLD .......................................      7,610,218       8,848,699
                                                                ------------    ------------
              Gross profit ..................................      2,126,017       3,125,512
                                                                ------------    ------------
COSTS AND EXPENSES:
    General and administrative expenses .....................      1,004,543       1,029,029
    Selling expenses ........................................        728,996         635,955
                                                                ------------    ------------
              Total costs and expenses ......................      1,733,539       1,664,984
                                                                ------------    ------------
INCOME FROM OPERATIONS ......................................        392,478       1,460,528

OTHER INCOME (EXPENSE):
    Other income ............................................          3,918           7,060
    Interest expense ........................................       (143,709)       (184,537)
    Interest income .........................................          1,342             356
                                                                ------------    ------------
    Income before income taxes and cumulative
       effect of a change in accounting principle ...........        254,029       1,283,407

INCOME TAX PROVISION ........................................        100,324         496,871
                                                                ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF A
    CHANGE IN ACCOUNTING PRINCIPLE ..........................        153,705         786,536

CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING
    PRICIPLE, NET OF TAX BENEFIT OF $1,482,000 ..............           --        (2,318,108)
                                                                ------------    ------------
NET INCOME (LOSS) ...........................................   $    153,705    $ (1,531,572)
                                                                ============    ============

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
    Income before cumulative effect of a change in accounting
       principle ............................................   $       0.03    $       0.16
    Cumulative effect of a change in accounting principle ...           --             (0.46)
                                                                ------------    ------------
    Net Income (loss) .......................................   $       0.03    $      (0.30)
                                                                ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
    OUTSTANDING -
    Basic ...................................................      5,061,390       5,042,382
                                                                ============    ============
    Diluted .................................................      5,080,340       5,087,051
                                                                ============    ============


       The accompanying notes to Consolidated Financial Statements are an integral part of these statements.




                                             DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                                             ------------------------------------------
                                           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                           ----------------------------------------------
                                              FOR THE THREE MONTHS ENDED MARCH 31, 2003
                                              -----------------------------------------
                                                             (unaudited)
                                                             -----------




                                                                                  Additional
                                                           Common Stock             Paid-In
                                                       Shares        Amount         Capital
                                                       ------        ------         -------


Balances, December 31, 2002 ....................     5,061,390   $   253,071   $12,373,568



    Net income .................................          --            --            --


    Change in cumulative translation adjustment           --            --            --

                                                   -----------   -----------   -----------
Balances, March 31, 2003 .......................     5,061,390   $   253,071   $12,373,568
                                                   ===========   ===========   ===========


                                                                      Other
                                                                   Cumulative                 Comprehensive
                                                      Retained    Comprehensive                Income for
                                                      Earnings        Loss        Total        the period
                                                      --------        ----        -----        ----------


 Balances, December 31, 2002 ....................   $ 2,763,027   $   175,074   $15,564,740



    Net income .................................       153,705          --         153,705   $   153,705


    Change in cumulative translation adjustment           --         118,977       118,977       118,977

                                                   -----------   -----------   -----------   -----------
Balances, March 31, 2003 .......................   $ 2,916,732   $   294,051   $15,837,422   $   272,682
                                                   ===========   ===========   ===========   ===========




                     The accompanying notes to Consolidated
                    Financial Statements are an integral part
                              of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------

                                   (unaudited)
                                   -----------


                                                                       2003              2002
                                                                       ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...........................................  $     153,705    $(1,531,572)
  Adjustments to reconcile net income (loss) to net
     cash flows provided by (used in) operating activities-
        Depreciation ...........................................       424,487        423,489
        Amortization ...........................................         5,500         11,949
        Amortization of deferred gain on swap termination ......        (3,040)        (3,612)
        Impairment of goodwill, net of tax .....................          --        2,318,108
        Provision for deferred income taxes ....................       (25,613)       264,705
        Change in -
            Accounts receivable, net ...........................     2,113,810     (3,605,279)
            Inventories ........................................    (1,247,187)       (51,825)
            Prepaid expenses and other .........................      (401,312)        77,533
            Income tax receivable ..............................          --           (4,594)
            Accounts payable ...................................     1,283,788      1,024,244
            Accrued expenses ...................................      (374,429)      (247,218)
                                                                   -----------    -----------
            Net cash flows provided by (used in)
                operating activities ...........................     1,929,709     (1,324,072)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Acquisition of property, plant and equipment ...............      (343,033)      (689,460)
    Change in other non-current assets .........................        22,780         37,742
                                                                   -----------    -----------
              Net cash flows used in investing activities ......      (320,253)      (651,718)
                                                                   -----------    -----------



                     The accompanying notes to Consolidated
                    Financial Statements are an integral part
                              of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                   ------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
               --------------------------------------------------

                                   (unaudited)
                                   -----------

                                                                   2003            2002
                                                                   ----            ----
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment on bank line of credit ......................      (412,826)       (82,887)
    Payment on SNPE, Inc. term loan .......................      (333,333)          --
    Payment on industrial development revenue bonds .......      (205,000)      (205,000)
    Payment on debt to related party ......................          --           (8,763)
    Change in other long-term liabilities .................          --           33,793
    Net proceeds from issuance of common stock to employees          --            3,750
    Bank overdraft ........................................          --          804,937
    Repayment of bank overdraft ...........................      (213,979)          --
                                                              -----------    -----------
              Net cash flows provided by (used in)
                  financing activities ....................    (1,165,138)       545,830
                                                              -----------    -----------

EFFECTS OF EXCHANGE RATES ON CASH .........................        33,626         10,793
                                                              -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
     CASH EQUIVALENTS .....................................       477,944     (1,419,167)

CASH AND CASH EQUIVALENTS, beginning of the period ........     1,158,234      1,811,618
                                                              -----------    -----------
CASH AND CASH EQUIVALENTS, end of the period ..............   $ 1,636,178    $   392,451
                                                              ===========    ===========



SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:

       Cash paid during the period for-
          Interest                                         $    224,782     $    182,745
                                                           ============     ============
                    Income taxes                           $    324,797     $    178,298
                                                           ============     ============


                     The accompanying notes to Consolidated
                    Financial Statements are an integral part
                              of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (unaudited)

     1. BASIS OF PRESENTATION

     The information included in the Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.

     2. SIGNIFICANT ACCOUNTING POLICIES

         Principles of Consolidation
         ---------------------------

     The consolidated financial statements include the accounts of DMC and any subsidiary in which it has a greater than a 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

         Foreign Operations and Foreign Exchange Rate Risk
         -------------------------------------------------

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

         Revenue Recognition
         -------------------

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

       Stock Based Compensation
       ------------------------

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

     Pro-forma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options and employees stock purchase plan under the fair value method of SFAS 123. There were no shares issued in connection with the Employee Stock Purchase Plan during the three months ended March 31, 2003 and 2002. Additionally, there were no stock options granted during the three months ended March 31, 2002. The fair value of the options granted was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                                Three Months ended
                                                   March 31, 2003
                                                   --------------

        Risk-free interest rate                           2.5%
        Expected lives                                    4.0 years
        Expected volatility                             101.0%
        Expected dividend yield                             0%


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

     The weighted average fair value of options granted for the three months ended March 31, 2003 was $2.36. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.


                                                                 Three Months ended
                                                                     March 31,
                                                                     ---------
                                                               2003              2002
                                                               ----              ----

     Net income (loss):
        As reported                                          $   153,705    $(1,531,572)
        Expense calculated under SFAS 123                        (64,326)       (52,673)
                                                             -----------    -----------

        Pro forma                                            $    89,379    $(1,584,245)
                                                             ===========    ===========

     Basic and diluted net income (loss) per common share:
         As reported                                         $      0.03    $     (0.30)
                                                             ===========    ===========
         Pro forma                                           $      0.02    $     (0.31)
                                                             ===========    ===========


         Impact of SFAS 142
         ------------------

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed its determination of the goodwill impairment of the PMP division in the fourth quarter of 2002. The transitional impairment of $2,318,108, net of taxes of $1,482,000, was recorded as the cumulative effect of a change in accounting principle as of January 1, 2002 and required the restatement of net income in the consolidated statement of operations as of March 31, 2002.

         Recent Accounting Pronouncements
         --------------------------------

     On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of this pronouncement did not have a material impact on the Company.

     On January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which specifies that a liability for a cost associated with an exit or disposal activity be recognized at the date of an entity's commitment to an exit plan. The adoption of this pronouncement did not have a material impact on the Company.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS 148. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company does not plan to transition to a fair value method of accounting for stock-based employee compensation.

     3. INVENTORY

         The components of inventory are as follows at March 31, 2003 and December 31, 2002:

                                        March 31,          December 31,
                                          2003                 2002
                                       (unaudited)
                                  --------------------   -------------------

     Raw Materials                     $2,265,272            $1,846,038
     Work-in-Process                    4,713,394             3,835,176
     Supplies                             208,830               182,047
                                       ----------            ----------
                                       $7,187,496            $5,863,261
                                        ==========           ==========


     4. LONG-TERM DEBT

     Long-term debt consists of the following at March 31, 2003 and December 31, 2002:

                                                   March 31,      December 31,
                                                     2003             2002
                                                  (unaudited)
                                                  -----------

     Line of credit - SNPE S.A                   $    --         $    235,367
     Convertible subordinated note, SNPE, Inc.      1,200,000       1,200,000
     Term loan, SNPE, Inc.                          3,000,001       3,333,334
     Bank lines of credit                           2,320,436       2,448,628
     Industrial development revenue bonds           4,280,000       4,485,000
                                                 ------------    ------------
     Total                                         10,800,437      11,702,329
     Less current maturities                       (2,208,332)     (2,423,699)
                                                 ------------    ------------
     Long-term portion                           $  8,592,105    $  9,278,630
                                                 ============    ============


     Loan Covenants and Restrictions
     -------------------------------

     Our loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. The principal financial covenants relate to minimum debt service coverage, minimum net income and minimum net worth as measured at the end of each calendar quarter. As of March 31, 2003, we are in compliance with all financial covenants and other provisions of our debt agreements.

     5. BUSINESS SEGMENTS

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

     DMC's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 2003 and 2002 as follows:


                                                       Explosive
                                                     Manufacturing     Aerospace        Total
                                                     -------------     ---------        -----
     For the three months ended March 31, 2003:
     Net sales                                        $ 7,273,031    $ 2,463,204    $ 9,736,235
                                                      ===========    ===========    ===========
     Depreciation and amortization                    $   254,459    $   175,528    $   429,987
                                                      ===========    ===========    ===========

     Income (loss) from operations                    $   676,634    $  (284,156)   $   392,478
     Unallocated amounts:
         Other income                                                                     3,918
         Interest expense, net                                                         (142,367)
                                                                                    -----------
            Consolidated income before income taxes                                 $   254,029
                                                                                    ===========


                                                      Explosive
                                                     Manufacturing     Aerospace        Total
                                                     -------------     ---------        -----
     For the three months ended March 31, 2002:
     Net sales                                        $ 9,620,393    $ 2,353,818    $11,974,211
                                                      ===========    ===========    ===========
     Depreciation and amortization                    $   317,373    $   118,065    $   435,438
                                                      ===========    ===========    ===========

     Income (loss) from operations                    $ 1,950,302    $  (489,774)   $ 1,460,528
     Unallocated amounts:
         Other income                                                                     7,060
         Interest expense, net                                                         (184,181)

            Consolidated income before income taxes                                 $ 1,283,407
                                                                                    ===========

     6. COMPREHENSIVE INCOME


     DMC's comprehensive income (loss) for the three months ended March 31, 2003 and 2002 was as follows:


                                                    Three Months Ended
                                                          March 31,
                                                          ---------
                                                  2003              2002
                                                  ----              ----

     Net income (loss) for the period          $   153,705     $(1,531,572)

     Foreign currency translation                 118,977            5,322
         adjustment
                                               -----------     -----------

     Comprehensive income (loss)               $   272,682     $(1,526,250)
                                               ===========     ===========

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

     SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. DMC adopted SFAS No. 142 as of January 1, 2002 and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, DMC completed its evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108, or $.46 per diluted share, as a cumulative effect of a change in accounting principle. The accompanying March 31, 2002 financial statements have been restated to reflect the cumulative effect of this accounting principle change.

     DMC generated significant operating income in 2001 and 2002 due to the strong financial performance of its Explosive Metalworking Group, which had earned a small operating profit in 2000 after incurring significant operating losses in 1999. DMC has also experienced, and expects to continue to experience, quarterly fluctuations in operating results caused by various factors, including the timing and size of orders from major customers, customer inventory levels, shifts in product mix, the occurrence of acquisition and divestiture-related costs, and general economic conditions. Additionally, the aftermath of the Iraqi war, the threat of terrorism and other geopolitical uncertainty could have a negative impact on the global economy, the industries served by DMC and DMC's operating results. We typically do not obtain long-term volume purchase contracts from our customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. A significant portion of our operating expenses is fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by our inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. In addition, DMC uses numerous suppliers of alloys, steels and other materials for its operations. We typically bear the short-term risk of alloy, steel and other component price increases, which could adversely affect our gross profit margins. Although DMC will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected from time to time to have, short-term adverse effects on the our business. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of our common stock.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                             Percentage of Net Sales
                             -----------------------
                          Three Months Ended March 31,
                          ----------------------------

                                                    2003          2002
                                                    ----          ----
Net sales                                          100.0%       100.0%
Cost of products sold                               78.2%        73.9%
                                                    ----         ----
Gross margin                                        21.8%        26.1%
General & administrative                            10.3%         8.6%
Selling expenses                                     7.5%         5.3%
                                                     ---         ----
Income from operations                               4.0%        12.2%
Interest expense, net                                1.4%         1.5%
Income tax provision                                 1.0%         4.1%
Cumulative effect of a change in accounting
         principle                                   0.0%        19.4%
                                                     ---         ----
Net income                                           1.6%       (12.8%)
                                                     ===        =====

Net Sales. Net sales for the quarter ended March 31, 2003 decreased by 18.7% to $9,736,235 from $11,974,211 in the first quarter of 2002. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased by 24.4% to $7,273,031 in the first quarter of 2003 from $9,620,393 in the first quarter of 2002. The Aerospace Group contributed sales of $2,463,204 (25.3% of total sales) in the first quarter of 2003 versus $2,353,818 (19.7% of total sales) in the first quarter of 2002. The 4.6% quarter-to-quarter improvement in Aerospace Group sales is principally due to a 12% sales increase at the Group's Precision Machined Products Division along with sales increases of 2% and 3% at AMK Welding and Spin Forge, respectively.

Gross Profit. Gross profit for the quarter ended March 31, 2003 decreased by 32% to $2,126,017 from $3,125,512 in the first quarter of 2002. The gross profit margin for the first quarter of 2003 was 21.8%, a 16.5% decrease from the gross profit margin of 26.1% for the first quarter of 2002. The gross profit margin for the Explosive Metalworking Group decreased to 28.4% in the first quarter of 2003 from 33.1% in the 2002 first quarter. The decrease in the gross profit margin for the Explosive Metalworking Group is attributable to the 24.4% decrease in sales discussed above and the resultant less favorable absorption of fixed manufacturing overhead expenses. The gross profit margin for the Aerospace Group was a positive 2.5% for the quarter ended March 31, 2003 as compared to a negative gross margin of 2.7% in the first quarter of 2002. The slight increase in the Aerospace Group gross margin reflects modest improvements in gross margins at all three divisions. However, Precision Machined Products continued to deflate the overall gross margins of the Aerospace Group by reporting a negative gross margin of 34.5% in the first quarter of 2003 as compared to a negative gross margin of approximately 50% in the 2002 first quarter. In both the first quarter of 2003 and 2002, PMP's sales volume was insufficient to cover direct cost of sales and fixed manufacturing expenses.

General and Administrative. General and administrative expenses for the quarter ended March 31, 2003 were $1,004,543 as compared to $1,029,029 in the first quarter of 2002. As a percentage of net sales, general and administrative expenses increased from 8.6% in the first quarter of 2002 to 10.3% in the first quarter of 2003 as a result of the 18.7% decrease in first quarter 2003 sales.

Selling Expense. Selling expenses increased by 14.6% to $728,996 for the quarter ended March 31, 2003 from $635,955 in the first quarter of 2002. This increase is attributable to an increase in outside selling commissions associated with a large Russian order that Nobelclad Europe shipped during the first quarter of 2003. As a percentage of net sales, selling expenses increased from 5.3% in the first quarter of 2002 to 7.5% for the quarter ended March 31, 2003 as a result of the increase in outside sales commissions and the decrease in first quarter 2003 sales.

Income from Operations. For the quarter ended March 31, 2003, we reported income from operations of $392,478, a decrease of 73.1% from the $1,460,528 of operating income reported for the first quarter of 2002. Our Explosive Metalworking Group reported income from operations of $676,634 in the first quarter of 2003 as compared to operating income of $1,950,302 for the comparable period of 2002. This significant decrease reflects a sales decrease of $2,347,362, or 24.4%, and a decrease in the Group's gross margin rate from 33.1% in 2002 to 28.4% in 2003. Our Aerospace Group reported an operating loss of $284,156 in the first quarter of 2003 as compared to an operating loss of $489,774 in the prior year first quarter. The Group's decreased first quarter 2003 operating loss is attributable to decreased operating losses at both the Precision Machined Products and Spin Forge divisions. AMK Welding reported first quarter 2003 operating income that was slightly ahead of its 2002 first quarter operating income.

Interest Expense. Interest expense decreased to $143,709 for the quarter ended March 31, 2003 from $184,537 in the first quarter of 2002. This decrease reflects a combination of lower outstanding borrowings and lower average interest rates in 2003.

Income Tax Provision. For the three months ended March 31, 2003, we recorded a consolidated income tax provision of $100,324 on income before income taxes and cumulative effect of a change in accounting principle as compared to a consolidated income tax provision of $496,871 for the first quarter of 2002. The effective tax rate increased slightly to 39.5% in 2003 from 38.7% in 2002.

Cumulative Effect of a Change in Accounting Principle. On January 1, 2002, DMC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, we completed our evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108 as a cumulative effect of a change in accounting principle. The financial statements for the three months ended March 31, 2002 have been restated to reflect the cumulative effect of this change in accounting principle.

Net Income. We recorded net income of $153,705 in the first quarter of 2003 compared to a net loss of $1,531,572 in the first quarter of 2002. The 2002 first quarter net loss is entirely attributable to the $2,318,108 goodwill impairment charge discussed above.

Liquidity and Capital Resources

     Historically, we have obtained most of our operational financing from a combination of operating activities and an asset-backed revolving credit facility. In December 2001, we obtained a $6,000,000 revolving line of credit with an U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This bank line of credit is being used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line, which expires on December 4, 2004, carried an interest rate equal to the bank's prime rate plus 1.0% through February 28, 2002, which was reduced to the bank's prime rate plus 0.5% thereafter. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventory of our U.S. operations and by new investments in property, plant and equipment that are made during the term of the agreement. As of March 31, 2003, borrowing availability under the line of credit was approximately $3.1 million greater than the $756,309 in outstanding borrowings as of that date.

     In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. In anticipation of its acquisition by the Company, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a revolving credit facility with a French bank that provides for maximum borrowings of 1,448,266 Euros ($1,564,127 based upon the March 31, 2003 exchange rate). This bank line of credit, which had outstanding borrowings of $1,564,127 on March 31, 2003, carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by 289,653 Euros. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($2,160,000 based upon the March 31, 2003 exchange rate) intercompany working capital line with Groupe SNPE under which no borrowings were outstanding as of March 31, 2002. This intercompany line bears interest at EURIBOR plus 1.5%.

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

                                                                         As of March 31, 2003
                                        ------------- --------------- ------------- -------------- -------------- --------------
                                           Year 1         Year 2         Year 3        Year 4       Year 5 and        Total
                                                                                                    Thereafter
                                        ------------- --------------- ------------- -------------- -------------- --------------

Bank lines of credit                         -          $1,069,134      $312,825      $312,825       $625,652     $2,320,436
Weighted average interest rate             3.56%          3.56%          3.56%          3.56%          3.56%          3.56%

Subordinated note with SNPE, Inc.            -              -          $1,200,000         -              -         $1,200,000
                                           5.00%          5.00%          5.00%            -              -            5.00%

Term Loan with SNPE, Inc.                $1,333,332     $1,333,332      $333,337          -              -         $3,000,001
Weighted average interest rate             4.38%          4.38%          4.38%            -              -            4.38%

Industrial development
     revenue bonds                      $875,000         $945,000       $595,000      $190,000      $1,675,000     $4,280,000
     Interest rate                         1.35%          1.35%          1.35%          1.35%          1.35%          1.35%

Operating Leases                        $857,851        $755,795        $622,820      $412,299      $1,774,973     $4,423,738


Highlights from the Statement of Cash Flows for the Quarter Ended March 31, 2003

     Net cash flows from operating activities for the three months ended March 31, 2003 totaled $1,929,709. Significant sources of operating cash flow included net income of $153,705, depreciation and amortization of $429,987 and positive net changes of $1,374,670 in various components of working capital, including a $2,113,810 decrease in accounts receivable.

     Cash used in investing activities totaled $320,253 and was comprised primarily of capital expenditures in the amount of $343,033.

     Net cash flows used in financing activities totaled $1,165,138. Significant uses of cash for financing activities included repayments on bank lines of credit and bank overdrafts aggregating $626,805, a $333,333 principal payment on the SNPE, Inc. term loan and an industrial development revenue bond principal payment of $205,000.

Highlights from the Statement of Cash Flows for the Quarter Ended March 31, 2002

     Net cash flows used in operating activities for the three months ended March 31, 2002 totaled $1,324,072. Significant uses of operating cash flow included a net loss of $1,531,572 and net negative changes in various components of working capital in the amount of $2,807,139. Theses uses of operating cash flow were largely offset by non-cash depreciation and amortization expense of $435,438, a non-cash goodwill impairment charge of $2,318,108 (net of related deferred tax benefits) and a $264,705 provision for deferred income taxes. Net changes in working capital included a $3,605,279 increase in accounts receivable that resulted from the high level of sales we experienced in March 2002.

     Cash used in investing activities totaled $651,718 and was comprised primarily of capital expenditures in the amount of $689,460.

     Net cash flows from financing activities totaled $545,830. The primary source of cash flow from financing activities was a bank overdraft of $804,937 that was partially offset by principal payments on industrial development revenue bonds in the amount of $205,000 and an $82,887 decrease in bank line of credit borrowings.

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

     Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through 2003. In making this assessment, we have considered:

     - presently scheduled debt service requirements during the remainder of 2003 as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;
     - the anticipated level of capital expenditures during the remainder of 2003;
     - our expectation of realizing positive cash flow from operations during the three reminding quarters of 2003.

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

Significant Accounting Policies

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

     Impact of Foreign Currency Exchange Rate Risks. The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity and are included in other cumulative comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

Recent Accounting Pronouncements

     On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of this pronouncement did not have a material impact on the Company.

     On January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which specifies that a liability for a cost associated with an exit or disposal activity be recognized at the date of an entity's commitment to an exit plan. The adoption of this pronouncement did not have a material impact on the Company.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS 148. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company does not plan to transition to a fair value method of accounting for stock-based employee compensation.

     ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

     There have been no events that materially affect our quantitative and qualitative disclosure about market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2002.

     ITEM 4. Controls and Procedures

     As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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


                   DYNAMIC MATERIALS CORPORATION
                   (Registrant)


Date: May 9, 2003            /s/ Richard A. Santa
                             ------------------------------------------
                             Richard A. Santa, Vice President and Chief
                             Financial Officer (Duly Authorized Officer and
                             Principal Financial and Accounting Officer)

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



Dated:  May 9, 2003

                                    /s/ Yvon Pierre Cariou
                                    -----------------------------
                                    Yvon Pierre Cariou
                                    President and Chief Executive Officer
                                    of Dynamic Materials Corporation

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



Dated:  May 9, 2003

                                   /s/ Richard A. Santa
                                   ---------------------------------------------
                                   Richard A. Santa
                                   Vice President and Chief Financial Officer
                                   of Dynamic Materials Corporation