Form 10-Q
period 2003-06-30
DYNAMIC MATERIALS CORP
filed 2003-08-12
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND
      EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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


                                 (303) 665-5700
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X      No
                                             -----      -----

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Rule 12b-2 under the Act). Yes        No  X
                                         -----     -----


     The number of shares of Common Stock outstanding was 5,072,943 as of July 31, 2003.

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

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements....................................4

  Consolidated Balance Sheets as of June 30, 2003 (unaudited)
      and December 31, 2002...................................................4
  Consolidated Statements of Operations for the three and six months ended
      June 30, 2003 and 2002 (unaudited) .....................................6
  Consolidated Statements of Stockholders' Equity for the six months ended
      June 30, 2003 (unaudited) ..............................................7
  Consolidated Statements of Cash Flows for six months ended
      June 30, 2003 and 2002 (unaudited) .................................... 8
  Notes to Consolidated Financial Statements (unaudited).....................10

Item 2 - Management's Discussion and Analysis of Financial Condition
  and Results of Operations .................................................17

Item 3 - Quantitative and Qualitative Disclosures about Market Risk..........28

Item 4 - Controls and Procedures.............................................29

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings...................................................30

Item 2 - Changes in Securities and use of Proceeds...........................30

Item 3 - Defaults Upon Senior Securities.....................................30

Item 4 - Submission of Matters to a Vote of Security Holders.................30

Item 5 - Other information...................................................30

Item 6 - Reports on Form 8-K and Exhibits....................................30

         Signatures..........................................................31

         Certifications......................................................32

                         Part I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements



                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                            June 30,    December 31,
                        ASSETS                               2003          2002
                        ------
                                                          (unaudited)
                                                          -----------   ------------

CURRENT ASSETS:
  Cash and cash equivalents                             $  1,253,070    $  1,158,234
  Accounts receivable, net of allowance for doubtful
    accounts of $313,145 and $255,769, respectively        7,421,211       8,747,238
  Inventories                                              7,985,918       5,863,261
  Prepaid expense and other                                1,103,395         798,236
  Current deferred tax asset                                 315,500         315,500
                                                        ------------    ------------
         Total current assets                             18,079,094      16,882,469

PROPERTY, PLANT AND EQUIPMENT                             24,640,991      23,474,725
  Less - Accumulated depreciation                         (9,007,752)     (8,076,227)
                                                        ------------    ------------
         Property, plant and equipment                    15,633,239      15,398,498

RESTRICTED CASH AND INVESTMENTS                              191,202         191,202

GOODWILL, net of accumulated amortization of $234,299        847,076         847,076

INTANGIBLE ASSETS, net of accumulated amortization
  of $683,354 and $672,354, respectively                      78,168          89,168

OTHER ASSETS, net                                            261,222         289,579
                                                        ------------    ------------
    TOTAL ASSETS                                        $ 35,090,001    $ 33,697,992
                                                        ============    ============

           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS


                                                                            June 30,     December 31,
        LIABILITIES AND STOCKHOLDERS' EQUITY                                  2003           2002
        ------------------------------------
                                                                           (unaudited)
                                                                           -----------   ------------
CURRENT LIABILITIES:
  Bank overdraft                                                           $        --   $   213,979
  Accounts payable                                                           3,606,907     2,404,662
  Accrued expenses                                                           2,841,873     3,340,071
  Current maturities on long-term debt                                       2,133,666     2,423,699
                                                                           -----------   -----------
            Total current liabilities                                        8,582,446     8,382,411

LONG-TERM DEBT                                                               9,409,622     9,278,630

NET DEFERRED TAX LIABILITIES                                                   441,991       334,179

DEFERRED GAIN ON SWAP TERMINATION                                               42,562        48,493

OTHER LONG-TERM LIABILITIES                                                     97,676        89,539
                                                                           -----------   -----------
            Total liabilities                                               18,574,297    18,133,252
                                                                           -----------   -----------

STOCKHOLDERS' EQUITY:
  Preferred stock, $.05 par value; 4,000,000 shares authorized;
     no issued and outstanding shares                                               --            --
  Common stock, $.05 par value; 15,000,000 share authorized;
     5,072,943 and 5,061,390 shares issued and outstanding, respectively       253,648       253,071
  Additional paid-in capital                                                12,395,588    12,373,568
  Retained earnings                                                          3,312,140     2,763,027
  Other cumulative comprehensive income                                        554,328       175,074
                                                                           -----------   -----------
            Total stockholders' equity                                      16,515,704    15,564,740
                                                                           -----------   -----------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $35,090,001   $33,697,992
                                                                           ===========   ===========

           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (unaudited)

                                                                   Three months ended            Six months ended
                                                                        June 30,                     June 30,
                                                                   2003          2002           2003           2002
                                                                   ----          ----           ----           ----
NET SALES                                                     $ 11,260,607    $ 9,628,835    $ 20,996,841    $ 21,603,046

COST OF PRODUCTS SOLD                                            8,673,521      7,335,884      16,283,738      16,184,585
                                                              ------------    -----------    ------------    ------------
       Gross Profit                                              2,587,086      2,292,951       4,713,103       5,418,461
                                                              ------------    -----------    ------------    ------------
COSTS AND EXPENSES:
  General and administrative expenses                            1,029,273      1,050,440       2,033,813       2,079,429
  Selling expenses                                                 772,501        582,443       1,501,499       1,218,399
                                                              ------------    -----------    ------------    ------------
       Total costs and expenses                                  1,801,774      1,632,883       3,535,312       3,297,828
                                                              ------------    -----------    ------------    ------------
INCOME FROM OPERATIONS                                             785,312        660,068       1,177,791       2,120,633

OTHER INCOME (EXPENSE):
  Other expense, net                                                (3,879)       (46,629)             38         (39,568)
  Interest expense                                                (131,304)      (173,353)       (275,012)       (357,891)
  Interest income                                                      287            162           1,628             520
                                                              ------------    -----------    ------------    ------------
     INCOME BEFORE INCOME
        TAXES                                                      650,416        440,248         904,445       1,723,694

INCOME TAX PROVISION                                               255,008        144,684         355,332         641,555
                                                              ------------    -----------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF A
  CHANGE IN ACCOUNTING PRINCIPLE                                   395,408        295,564         549,113       1,082,139

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX
  BENEFIT OF $1,482,000                                                 --             --              --      (2,318,108)
                                                              ------------    -----------    ------------    ------------

NET INCOME (LOSS)                                             $    395,408    $   295,564    $    549,113    $ (1,235,969)
                                                              ============    ===========    ============    ============
NET INCOME (LOSS) PER SHARE - BASIC:
  Income before cumulative effect of a change in accounting
     principle                                                $       0.08    $      0.06    $       0.11    $       0.21
  Cumulative effect of a change in accounting principle                 --             --              --           (0.46)
                                                              ------------    -----------    ------------    ------------
  Net Income (Loss)                                           $       0.08    $      0.06    $       0.11    $      (0.25)
                                                              ============    ===========    ============    ============

NET INCOME (LOSS) PER SHARE - DILUTED:
  Income before cumulative effect of a change in accounting
     principle                                                $       0.08    $      0.06    $       0.11    $       0.21
  Cumulative effect of a change in accounting principle                 --             --              --           (0.45)
                                                              ------------    -----------    ------------    ------------
  Net Income (Loss)                                           $       0.08    $      0.06    $       0.11    $      (0.24)
                                                              ============    ===========    ============    ============

WEIGHTED AVERAGE NUMBER OF SHARES
     OUTSTANDING -

  Basic                                                          5,061,390      5,036,159       5,061,390       5,033,364
                                                              ============    ===========    ============    ============
  Diluted                                                        5,077,351      5,105,780       5,078,785       5,103,187
                                                              ============    ===========    ============    ============

           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2003
                                   (unaudited)


                                                                                                          Other
                                                                              Additional                Cumulative
                                                         Common Stock          Paid-In     Retained   Comprehensive
                                                      Shares     Amount        Capital     Earnings       Loss          Total
                                                      ------     ------        -------     --------       ----          -----

Balances, December 31, 2002 ..................     5,061,390   $ 253,071   $ 12,373,568   $ 2,763,027   $ 175,074   $ 15,564,740

   Shares issued in connection with the
      the employee stock purchase plan                11,553         577         22,020          --          --           22,597

   Net income                                             --          --             --       549,113        --          549,113

   Change in cumulative translation adjustment            --          --             --            --     379,254        379,254

                                                   ---------   ---------   ------------   -----------   ---------   ------------
Balances, June 30, 2003                            5,072,943   $ 253,648   $ 12,395,588   $ 3,312,140   $ 554,328   $ 16,515,704
                                                   =========   =========   ============   ===========   =========   ============



                                                     Comprehensive
                                                      Income for
                                                       the Period
                                                       ----------

Balances, December 31, 2002 ..................

   Shares issued in connection with the
      the employee stock purchase plan

   Net income                                           549,113

   Change in cumulative translation adjustment          379,254

                                                     ----------
Balances, June 30, 2003 ......................       $  928,367
                                                     ==========


           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (unaudited)

                                                                               2003                  2002
                                                                               ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $   549,113             $(1,235,969)
   Adjustments to reconcile net income (loss) to net cash
      flows provided by (used in) operating activities -
         Depreciation                                                         851,911                 876,372
         Amortization                                                          11,000                  55,999
         Amortization of deferred gain on swap termination                     (5,931)                 (7,086)
         Impairment of goodwill, net of tax                                        --               2,318,108
         Provision for deferred income taxes                                   95,415                 334,714
         Change in -
            Accounts receivable, net                                        1,534,067              (1,831,842)
            Inventories                                                    (1,873,787)                200,151
            Prepaid expenses and other                                       (269,167)               (340,459)
            Income tax receivable                                                  --                  (4,594)
            Accounts payable                                                1,038,869                (841,649)
            Accrued expenses                                                 (599,768)                337,063
                                                                          -----------             -----------
            Net cash flows provided by (used in) operating                  1,331,722                (139,192)
               operating activities

CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of property, plant and equipment                              (852,842)               (884,360)
   Change in other non-current assets                                          28,357                 (29,559)
                                                                          -----------             -----------
            Net cash flows used in investing activities                      (824,485)               (913,919)
                                                                          -----------             -----------


           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

                                   (unaudited)

                                                                                 2003                 2002
                                                                                 ----                 ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings / (repayments) on bank lines of credit, net                      1,114,639            (725,032)
   Borrowings / (repayments) on related party lines of credit, net               307,034             566,970
   Payment on SNPE, Inc term loan                                             (1,333,332)                 --
   Payment on industrial development revenue bond                               (415,000)           (390,000)
   Change in other long-tem liabilities                                               --              34,626
   Net proceeds from issuance of common stock to employees                        22,597              33,907
   Bank overdraft                                                                     --             406,007
   Repayment of bank overdraft                                                  (213,979)                 --
                                                                             -----------         -----------
          Net cash flows provided by (used in) financing
             operating activities                                               (518,041)            (73,522)
                                                                             -----------         -----------
EFFECTS OF EXCHANGE RATES ON CASH                                                105,640             130,848
                                                                             -----------         -----------
NET INCREASE (DECREASE) IN CASH AND CASH
   EQUIVALENTS                                                                    94,836            (995,785)

CASH AND CASH EQUIVALENTS, beginning of the period                             1,158,234           1,811,618
                                                                             -----------         -----------
CASH AND CASH EQUIVALENTS, end of the period                                 $ 1,253,070         $   815,833
                                                                             ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
   INFORMATION:

      Cash paid during the period for -
         Interest                                                            $   345,850         $   336,371
                                                                             ===========         ===========
         Income taxes                                                        $   475,501         $   286,710
                                                                             ===========         ===========


           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      NOTES TO CONSOLIDATED BALANCE SHEETS

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

                                 Three Months Ended                Six Months Ended
                           June 30, 2003   June 30, 2002    June 30, 2003   June 30, 2002
                           -------------   -------------    -------------   -------------

Risk-free interest rate         N/A            4.3%              2.5%           4.3%
Expected lives                  N/A            4.0 years         4.0 years      4.0
Expected volatility             N/A          101.2%            101.0%         101.2%
Expected dividend yield         N/A            0.0%              0.0%           0.0%

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

     No options were granted for the three months ended June 30, 2003. The weighted average fair value of options granted for the three months ended June 30, 2002 was $2.39. For the six months ended June 30, 2003 and 2002, the weighted average fair value of options granted was $1.66 and $2.39, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

                                  Three Months Ended                  Six Months Ended
                             June 30, 2003    June 30, 2002     June 30, 2003   June 30, 2002
                             -------------    -------------     -------------   -------------
Net income (loss):
    As reported               $   395,408      $   295,564      $   549,113      $(1,235,969)
    Expense calculated
      under SFAS 123              (63,571)         (50,966)        (113,239)         (92,233)
                              -----------      -----------      -----------      -----------
    Pro forma                 $   331,837      $   244,598      $   435,874      $(1,328,202)
                              ===========      ===========      ===========      ===========

Basic net income (loss)
  per common share:
    As reported               $      0.08      $      0.06      $      0.11      $     (0.25)
                              ===========      ===========      ===========      ===========
    Pro forma                 $      0.07      $      0.05      $      0.09      $     (0.26)
                              ===========      ===========      ===========      ===========

Diluted net income (loss)
  per common share:
    As reported               $      0.08      $      0.06      $      0.11      $     (0.24)
                              ===========      ===========      ===========      ===========
    Pro forma                 $      0.07      $      0.05      $      0.09      $     (0.26)
                              ===========      ===========      ===========      ===========


     The pro forma net income calculation above reflects $9,639 and $7,185 in compensation expense associated with the Employee Stock Purchase Plan for the three and six months ended June 30, 2003 and 2002, respectively.

     Impact of SFAS 142

     The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed its determination of the goodwill impairment of the PMP division in the fourth quarter of 2002. The transitional impairment of $2,318,108, net of taxes of $1,482,000, was recorded as the cumulative effect of a change in accounting principle as of January 1, 2002 and required the restatement of net income in the consolidated statement of operations for the six months ended June 30, 2002.

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



3.   INVENTORY

     The components of inventory are as follows at June 30, 2003 and December 31, 2002:

                                                    June 30,        December 31,
                                                     2003              2002
                                                  (unaudited)
                                                  -----------       -----------

     Raw Materials                                 $ 2,396,639      $ 1,846,038
     Work-in-Process                                 5,351,814        3,835,176
     Supplies                                          237,465          182,047
                                                   -----------      -----------
                                                   $ 7,985,918      $ 5,863,261
                                                   ===========      ===========


4.   LONG-TERM DEBT

     Long-term debt consists of the following at June 30, 2003 and December 31, 2002:

                                                      June 30,      December 31,
                                                        2003           2002
                                                     (unaudited)
                                                     -----------    ------------

        Line of credit - SNPE S.A.                 $    572,000    $   235,367
        Convertible subordinated note, SNPE, Inc.     1,200,000      1,200,000
        Term loan, SNPE, Inc.                         2,000,002      3,333,334
        Bank lines of credit                          3,701,286      2,448,628
        Industrial development revenue bonds          4,070,000      4,485,000
                                                   ------------    -----------
        Total                                        11,543,288     11,702,329
        Less current maturities
                                                     (2,133,666)    (2,423,699)
                                                   ------------    -----------
        Long-term portion                          $  9,409,622    $ 9,278,630
                                                   ============    ===========

     Loan Covenants and Restrictions

     Our loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. The principal financial covenants relate to minimum debt service coverage, minimum net income and minimum net worth as measured at the end of each calendar quarter. As of June 30, 2003, we are in compliance with all financial covenants and other provisions of our debt agreements.

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

     DMC's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months and the six months ended June 30, 2003 and 2002 as follows:

                                            Explosive
                                          Manufacturing  Aerospace    Total
                                          -------------  ---------    -----
For the three months ended June 30, 2003:
Net sales                                 $ 8,478,766  $ 2,781,841  $11,260,607
                                          ===========  ===========  ===========
Depreciation and amortization             $   259,370  $   173,554  $   432,924
                                          ===========  ===========  ===========

Income (loss) from operations             $   900,509  $  (115,197) $   785,312
Unallocated amounts:
   Other income                                                          (3,879)
   Interest expense, net                                               (131,017)
                                                                    -----------
     Consolidated income before income                              $   650,416
       taxes                                                        ===========

                                            Explosive
                                          Manufacturing  Aerospace    Total
                                          -------------  ---------    -----
For the three months ended June 30, 2002:
Net sales                                  $ 7,479,219 $ 2,149,616  $ 9,628,835
                                           =========== ===========  ===========
Depreciation and amortization              $ 298,106   $  198,827   $   496,933
                                           =========== ===========  ===========

Income (loss) from operations              $ 990,178   $ (330,110)  $   660,068
Unallocated amounts:
  Other income                                                          (46,629)
  Interest expense, net                                                (173,191)
                                                                       --------
    Consolidated income before income                               $   440,248
      taxes

                                           Explosive
                                         Manufacturing  Aerospace    Total
                                         -------------  ---------    -----
For the six months ended June 30, 2003:
Net sales                               $ 15,751,797  $ 5,245,044  $ 20,996,841
                                        ============  ===========  ============
Depreciation and amortization           $    513,829  $   349,082  $    862,911
                                        ============  ===========  ============

Income (loss) from operations           $  1,577,141  $  (399,350) $  1,177,791
Unallocated amounts:
   Other income                                                              38
   Interest expense, net                                               (273,384)
                                                                   ------------
     Consolidated income before income                             $    904,445
      taxes                                                        ============


                                           Explosive
                                         Manufacturing  Aerospace    Total
                                         -------------  ---------    -----
For the six months ended June 30, 2002:
Net sales                               $ 17,099,612  $ 4,503,434  $ 21,603,046
Depreciation and amortization           $    553,726  $   378,645  $    932,371
                                        ============  ===========  ============

Income (loss) from operations           $  2,940,475  $  (819,842) $  2,120,633
Unallocated amounts:
   Other income                                                         (39,568)
   Interest expense, net                                               (357,371)
                                                                  -------------
     Consolidated income before income                            $   1,723,694
      taxes                                                       =============

6.    COMPREHENSIVE INCOME

     DMC's comprehensive income (loss) for the three and six months ended June 30, 2003 and 2002 was as follows:


                                  Three Months Ended       Six Months Ended
                                       June 30                   June 30,
                                  ------------------       ----------------
                                   2003        2002        2003        2002
                                   ----        ----        ----        ----

Net income (loss) for the
  period                        $ 395,408   $ 295,564   $ 549,113   $(1,235,969)

Foreign currency translation      260,277     492,756     379,254       498,078
                                ---------   ---------   ---------   -----------
Comprehensive income (loss)     $ 655,685   $ 788,320   $ 928,367   $  (737,891)
                                =========   =========   =========   ===========


7.   POTENTIAL ASSET DISPOSAL

     At a  meeting  held on July 1,  2003,  the  Company's  Board  of  Directors requested management to evaluate strategic alternatives relating to its Precision Machined Products Division ("PMP") and report its recommendations to the Board before the end of August. PMP has continued to incur significant operating losses during 2003 in an extremely challenging business environment that shows few signs of near-term improvement. At June 30, 2003, management believes that no impairment of these assets has occurred under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. However, if the Company's Board of Directors, after reviewing management's recommendations, should authorize a plan of disposal or liquidation, the assets would be required to be written down to fair value, which in all likelihood would be significantly less than the current carrying value of $1,430,000.

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

     On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro
Metall AB ("Nitro Metall") are the primary manufacturers of explosion clad products in Europe and operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, along with sales offices in each country. Products manufactured by Nobelclad and Nitro Metall are similar to those produced by DMC's domestic factory in Mount Braddock, Pennsylvania. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns approximately 55% of the Company's common stock.

     Aerospace Manufacturing. Products manufactured by our Aerospace Group are typically made from sheet metal and forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances. Metal machining and forming is accomplished through traditional technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. Forming and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by our customers. Fabrication and assembly services are performed utilizing close-tolerance machining, forming, welding, inspection and other special service capabilities. Our forming, machining, welding and assembly operations serve a variety of product applications in the commercial aircraft, aerospace, defense and power generation industries. Product applications include tactical missile motor cases, commercial and military aircraft engines, ground-based turbines and complex, high precision component parts for satellites.

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

     SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. DMC adopted SFAS No. 142 as of January 1, 2002 and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, DMC completed its evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108, or $.46 per diluted share, as a cumulative effect of a change in accounting principle. The accompanying June 30, 2002 financial statements have been restated to reflect the cumulative effect of this accounting principle change.

     Potential Asset Disposal. At a meeting held on July 1, 2003, the Company's Board of Directors requested management to evaluate strategic alternatives relating to PMP and report its recommendations to the Board before the end of August. PMP has continued to incur significant operating losses during 2003 in an extremely challenging business environment that shows few signs of near-term improvement. At June 30, 2003, management believes that no impairment of these assets has occurred under SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. However, if the Company's Board of Directors, after reviewing management's recommendations, should authorize a plan of disposal or liquidation, the assets would be required to be written down to fair value, which in all likelihood would be significantly less than the current carrying value of $1,430,000.

                                       ***

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

Three and Six Months Ended June 30, 2003 Compared to Three and Six Months Ended June 30, 2002

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                        Percentage of net sales
                                        -----------------------

                          Three months ended June 30,  Six months ended June 30,
                          ---------------------------  ------------------------
                                2003        2002          2003        2002
                                ----        ----          ----        ----
Net sales                      100.0%      100.0%        100.0%      100.0%
Cost of products sold           77.0%       76.2%         77.6%       74.9%
                               -----       -----         -----       -----
Gross margin                    23.0%       23.8%         22.4%       25.1%
General & administrative         9.1%       10.9%          9.7%        9.6%
Selling expenses                 6.9%        6.0%          7.1%        5.7%
                               -----       -----         -----       -----
Income from operations           7.0%        6.9%          5.6%        9.8%
Other expense, net               0.0%        0.5%          0.0%        0.2%
Interest expense, net            1.2%        1.8%          1.3%        1.6%
Income tax provision             2.3%        1.5%          1.7%        3.0%
Cumulative effect of a
   change in accounting
   principle                      --          --            --        10.7%
                               -----       -----         -----       -----
Net income                       3.5%        3.1%          2.6%      (5.7)%
                               =====       =====         =====       =====

Net Sales. Net sales for the quarter ended June 30, 2003 increased 16.9% to $11,260,607 from $9,628,835 in the second quarter of 2002. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 13.4% to $8,478,766 in the second quarter of 2003 from $7,479,219 in the second quarter of 2002. The Aerospace Group contributed sales of $2,781,841 (24.7% of total sales) in the second quarter of 2003 versus $2,149,616 (22.3% of total sales) in the second quarter of 2002. The 29.4% quarter-to-quarter improvement in Aerospace Group sales is principally due to a 58% sales increase at the Group's Spin Forge Division.

For the six months ended June 30, 2003, net sales decreased by 2.8% to $20,996,841 from $21,603,046 for the comparable period of 2002. Sales by the Explosive Metalworking Group for the comparable six-month periods decreased by 7.9% to $15,751,797 in 2003 from $17,099,612 in 2002. Aerospace Group sales for the six-month period ended June 30, 2003 totaled $5,245,044 (25.0% of total sales), an increase of 16.5% from sales of $4,503,434 (20.8% of total sales) reported for the comparable period of 2002. This sales increase is largely attributable to a year-to-date sales increase of 27% at Spin Forge.

Gross Profit. Gross profit for the quarter ended June 30, 2003 increased by 12.8% to $2,587,086 from $2,292,951 in the second quarter of 2002. The gross profit margin for the second quarter of 2003 was 23.0%, a 3.4% decrease from the gross profit margin of 23.8% for the second quarter of 2002. This slight decrease in the gross margin rate relates principally to product mix changes within the Explosive Metalworking Group.

The gross profit margin for the Explosive Metalworking Group decreased to 27.7% in the second quarter of 2003 from 30.1% in the second quarter of 2002. For the six months ended June 30, 2003, the gross profit margin for the Explosive Metalworking Group decreased to 28.0% from 31.8% for the six months ended June 30, 2002. The decrease in the second quarter gross profit margin for the Explosive Metalworking Group is principally attributable to unfavorable changes in product mix at the Group's European locations. The decrease in the year-to-date gross profit margin for the Group relates to a combination of unfavorable changes in product mix and lower sales volume which led to a less favorable absorption of fixed manufacturing overhead expenses.

The gross profit margin for the Aerospace Group increased to 8.6% for the quarter ended June 30, 2003 from 2.1% for second quarter of 2002. For the six months ended June 30, 2003, the gross profit margin was 5.7% as compared to a negative gross margin of 0.4% in the comparable period of 2002. The increase in Aerospace Group gross margins for the quarter and six months ended June 30, 2003 reflects improvements in sales and gross margins at the Spin Forge and Precision Machined Products divisions. However, Precision Machined Products continued to deflate the overall gross margins of the Aerospace Group by reporting negative gross margins of 15.1% and 24.6% for the quarter and six months ended June 30, 2003, respectively, as compared to a negative gross margins of 22.4% and 37.6% for the respective comparable periods of 2002. PMP's sales volume during the 2002 and 2003 reporting periods has been insufficient to cover direct cost of sales and fixed manufacturing expenses.

General and Administrative. General and administrative expenses for the quarter ended June 30, 2003 were $1,029,273 as compared to $1,050,440 in the second quarter of 2002. For the six months ended June 30, 2003, general and administrative expenses decreased to $2,033,813 from $2,079,429 in the comparable period of 2002. As a percentage of net sales, general and administrative expenses decreased from 10.9% in the second quarter of 2002 to 9.1% in the second quarter of 2003 and increased slightly from 9.6% to 9.7% for the comparable six-month periods.

Selling Expense. Selling expenses increased by 32.6% to $772,501 for the quarter ended June 30, 2003 from $582,443 in the second quarter of 2002. For the six months ended June 30, 2003, selling expenses increased by 23.2% to $1,501,499 from $1,218,399 in the comparable period of 2002. This increase in selling expenses for both periods is attributable to an increase in outside selling commissions expenses associated with a large Russian order that Nobelclad Europe shipped during the first two quarters of 2003. As a percentage of net sales, selling expenses increased from 6.0% in the second quarter 2002 to 6.9% in the second quarter of 2003 and increased from 5.7% for the six months ended June 30, 2002 to 7.1% for the comparable period of 2002 as a result of the increase in outside sales commissions and, with respect to the six-month period, the decrease in 2003 sales.

Income from Operations. For the quarter ended June 30, 2003, we reported income from operations of $785,312, an increase of 19.0% from the $660,068 of operating income reported for the second quarter of 2002. For the six months ended June 30, 2003, we reported operating income of $1,177,791, which represented a 44.5% decrease from the $2,120,633 in operating income that we reported for the first six months of 2002.

Our Explosive Metalworking Group reported income from operations of $900,509 in the second quarter of 2003 as compared to operating income of $990,178 for the comparable period of 2002. This lower second quarter income from operations reflects a decrease in the Group's gross margin rate from 30.1% in 2002 to 27.7% in 2003 that relates principally to unfavorable product mix changes. For the six months ended June 30, 2003, our Explosive Metalworking Group reported income from operations of $1,577,141 as compared to operating income of $2,940,475 for the comparable period of 2002. This significant reduction in operating income reflects a sales decrease of $1,347,815 and a decrease in the gross margin rate to 28.0% in 2003 from 31.8% in 2002.

Our Aerospace Group reported an operating loss of $115,197 in the second quarter of 2003 as compared to an operating loss of $330,110 in the prior year second quarter. For the six months ended June 30, 2003, our Aerospace Group reported an operating loss of $399,350 as compared to an operating loss of $819,842 for the comparable period of 2002. The Group's decreased second quarter and year-to-date 2003 operating losses are attributable to decreased operating losses at both the Precision Machined Products and Spin Forge divisions. AMK Welding reported second quarter and first half 2003 operating income that was slightly below the levels reported for the comparable 2002 reporting periods.

Interest Expense, net. Interest expense decreased by 24.3% to $131,017 for the quarter ended June 30, 2003 from $173,191 in the second quarter of 2002. For the six months ended June 30, 2003, interest expenses decreased by 23.5% to $273,384 from $357,371 for the comparable period in 2002. These decreases reflect a combination of lower outstanding borrowings and lower average interest rates in 2003.

Income Tax Provision. For the second quarter ended June 30, 2003, we recorded a consolidated income tax provision of $255,008 on income before income taxes and cumulative effect of a change in accounting principle as compared to a consolidated income tax provision of $144,684 for the second quarter of 2002. For the six months ended June 30, 2003, we recorded a consolidated income tax provision of $355,332 on income before income taxes and cumulative effect of a change in accounting principle as compared to a consolidated income tax provision of $641,555 for the comparable period of 2002. The effective tax rate increased to 39.2% and 39.3% for the three and six months ended June 30, 2003, respectively, from 32.9% and 37.2% for the respective 2002 periods.

Cumulative Effect of a Change in Accounting Principle. On January 1, 2002, DMC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, we completed our evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108 as a cumulative effect of a change in accounting principle. The financial statements for the six months ended June 30, 2002 have been restated to reflect the cumulative effect of this change in accounting principle.

Net Income. We recorded net income of $395,408 in the second quarter of 2003 compared to net income of $295,564 in the second quarter of 2002. For the six months ended June 30, 2003, we recorded net income of $549,113 versus a net loss of $1,235,969 for the same period of 2002. The net loss for the first six months of 2002 is entirely attributable to the $2,318,108 goodwill impairment charge discussed above.

Liquidity and Capital Resources

     Historically, we have obtained most of our operational financing from a combination of operating activities and an asset-backed revolving credit facility. In December 2001, we obtained a $6,000,000 revolving line of credit with an U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This bank line of credit is being used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line, which expires on December 4, 2004, carried an interest rate equal to the bank's prime rate plus 1.0% through February 28, 2002, which was reduced to the bank's prime rate plus 0.5% thereafter. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventory of our U.S. operations and by new investments in property, plant and equipment that are made during the term of the agreement. As of June 30, 2003, borrowing availability under the line of credit was approximately $3.2 million greater than the $2,044,470 in outstanding borrowings as of that date.

     In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. In anticipation of its acquisition by the Company, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a revolving credit facility with a French bank that provides for maximum borrowings of 1,448,266 Euros ($1,656,816 based upon the June 30, 2003 exchange rate). This bank line of credit, which had outstanding borrowings of $1,656,816 on June 30, 2003, carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by 289,653 Euros. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($2,288,000 based upon the June 30, 2003 exchange rate) intercompany working capital line with Groupe SNPE. The outstanding borrowings as of June 30, 2003 were 500,000 Euros ($572,000 based upon the June 30, 2003 exchange rate). This intercompany line bears interest at EURIBOR plus 1.5%.

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

     The table below presents principal cash flows and related weighted-average interest rates by contractual maturity dates for the Company's debt obligations.

                                                      As of June 30, 2003
                                  -------------------------------------------------------------
                                   Year 1    Year 2    Year 3    Year 4   Year 5       Total
                                                                           and
                                                                         Thereafter
                                  -------------------------------------------------------------

Bank lines of credit                   -    $2,375,833  $331,363  $331,363   $662,727   $3,701,286
Weighted average interest rate       3.63%    3.63%      3.63%     3.63%      3.63%       3.63%

Line of Credit - SNPE S.A.         $572,000      -         -         -         -         $572,000
   Interest rate                     3.65%       -         -         -         -          3.65%

Subordinated note with SNPE, Inc.      -    $1,200,000     -         -         -        $1,200,000
   Interest rate                     5.00%    5.00%        -         -         -          5.00%

Term Loan with SNPE, Inc.          $666,666 $1,333,336     -         -         -        $2,000,002
Weighted average interest rate       4.45%    4.45%        -         -         -          4.45%

Industrial development
   revenue bonds                   $895,000  $965,000   $390,000  $195,000  $1,625,000  $4,070,000
   Interest rate                     1.20%    1.20%      1.20%     1.20%      1.20%       1.20%

Operating leases                   $853,941  $702,720   $531,450  $414,920  $1,673,422  $4,176,453


Highlights  from the Statement of Cash Flows for the Six Months Ended June 30,
2003

     Net cash flows provided by operating activities for the six months ended June 30, 2003 totaled $1,331,722. Significant sources of operating cash flow included net income of $549,113 and depreciation and amortization of $862,911. These increases in operating cash flows were partially offset by a negative net change of $169,786 in various components of working capital. Net negative changes in working capital included increases in inventories and prepaid expenses of $1,873,787 of $269,167, respectively, that were partially offset by a decrease in accounts receivable of $1,534,067 and a net increase in accounts payable and accrued expenses of $439,101.

     Cash used in investing activities totaled $824,485 and was comprised primarily of capital expenditures in the amount of $852,842.

     Net cash flows used in financing activities totaled $518,041. Significant uses of cash for financing activities included $1,333,332 in principal payments on the SNPE, Inc. term loan, industrial development revenue bond principal payments of $415,000 and the repayment of a $213,979 bank overdraft. These payments were partially offset by borrowings on bank lines of credit in the amount of $1,114,639 and related party borrowings of $307,034.

Highlights  from the Statement of Cash Flows for the Six Months Ended June 30,
2002

     Net cash flows used in operating activities for the six months ended June 30, 2002 were $139,192. Significant uses of operating cash included a net loss of $1,235,969 and net negative changes in various components of working capital in the amount of $2,481,330. These uses of operating cash were partially offset by non-cash depreciation and amortization of $932,371, a non-cash goodwill impairment charge of $2,318,108 (net of related deferred tax benefits) and a $334,714 provision for deferred income taxes. Net negative changes in working capital included a $1,831,842 increase in accounts receivable and a $504,586 decrease in accounts payable and accrued expenses.

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

     Recent Accounting Pronouncements. On January 1, 2003, the Company adopted SFAS No. 143, Accounting for Asset Retirement Obligations, which establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. The adoption of this pronouncement did not have a material impact on the Company.

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

ITEM 4.     Controls and Procedures

     As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

      Part II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities and Use of Proceeds

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

     None.

Item 6.

     (a) Exhibits

31.1   -   Certification  of the President and Chief Executive  Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2   -   Certification  of the Vice  President  and  Chief  Financial  Officer
           pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   -   Certification  of the President and Chief Executive  Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2   -   Certification  of the Vice  President  and  Chief  Financial  Officer
           pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

     None.

SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      DYNAMIC MATERIALS CORPORATION
                                            (Registrant)


Date: August 12, 2003                 /s/ Richard A. Santa
                                      ----------------------------
                                      Richard A. Santa, Vice President and
                                      Chief Financial Officer (Duly Authorized
                                      Officer and Principal Financial and
                                      Accounting Officer)