Form 10-Q
period 2003-09-30
DYNAMIC MATERIALS CORP
filed 2003-11-14
CIK 34067

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    Form 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934
     FOR THE TRANSITION PERIOD FROM          TO                  .

                          Commission file number 0-8328

                           --------------------------


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


                                 (303) 665-5700
              (Registrant's telephone number, including area code)




     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days: Yes  X      No
                                              -------    -------

     Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 under the Act). Yes         No   X
                                          -------     -------



     The number of shares of Common Stock outstanding was 5,072,943 as of October 31, 2003.

                CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1- Financial Statements, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the quarterly report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend" and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this report on Form 10-Q and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements.....................................4

         Consolidated Balance Sheets as of September 30, 2003 (unaudited)
              and December 31, 2002............................................4
         Consolidated Statements of Operations for the three and nine months ended September 30, 2003 and 2002 (unaudited) ...................6
         Consolidated Statements of Stockholders' Equity for the nine months ended September 30, 2003 (unaudited) ............................7
         Consolidated Statements of Cash Flows for the nine months ended
              September 30, 2003 and 2002 (unaudited) .........................8
         Notes to Consolidated Financial Statements (unaudited)...............10

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations ...............................................18

Item 3 - Quantitative and Qualitative Disclosures about Market Risk...........30

Item 4 - Controls and Procedures..............................................31

                           PART II - OTHER INFORMATION

Item 1 - Legal Proceedings....................................................32

Item 2 - Changes in Securities and Use of Proceeds............................32

Item 3 - Defaults Upon Senior Securities......................................32

Item 4 - Submission of Matters to a Vote of Security Holders..................32

Item 5 - Other Information....................................................32

Item 6 - Reports on Form 8-K and Exhibits.....................................32

         Signatures ..........................................................33


Certifications................................................................34

                         Part I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

              DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                     CONSOLIDATED BALANCE SHEETS



                                                               September 30,         December 31,
                                ASSETS                              2003                 2002
                                ------
                                                                (unaudited)
                                                              -----------------    -----------------
CURRENT ASSETS:
     Cash and cash equivalents                                       $ 498,080          $ 1,158,234
     Accounts receivable, net of allowance for doubtful
          accounts of $251,372 and $255,769, respectively            7,339,362            8,747,238
     Inventories                                                     6,899,799            5,557,063
     Prepaid expense and other                                       1,039,487              798,236
     Current deferred tax asset                                        248,800              315,500

                                                              -----------------    -----------------

                    Total current assets                            16,025,528           16,576,271

PROPERTY, PLANT AND EQUIPMENT                                       22,407,882           21,096,656
     Less - Accumulated depreciation                                (8,327,115)          (7,121,552)

                                                              -----------------    -----------------

                    Property, plant and equipment                   14,080,767           13,975,104

RESTRICTED CASH AND INVESTMENTS                                        191,202              191,202

GOODWILL, net of accumulated amortization of $234,299                  847,076              847,076

INTANGIBLE ASSETS, net of accumulated amortization
     of $688,354 and $672,354, respectively                             73,168               89,168

OTHER ASSETS, net                                                      219,098              289,579

NET ASSETS HELD FOR SALE                                               492,000            1,729,592

                                                              -----------------    -----------------

         TOTAL ASSETS                                              $31,928,839          $33,697,992
                                                              =================    =================


           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS



                                                                                       September 30,         December 31,
                      LIABILITIES AND STOCKHOLDERS' EQUITY                                  2003                 2002
                      ------------------------------------
                                                                                        (unaudited)
                                                                                      -----------------    -----------------
CURRENT LIABILITIES:
     Bank overdraft                                                                           $ 89,195            $ 213,979
     Accounts payable                                                                        2,700,973            2,404,662
     Accrued expenses                                                                        2,654,266            3,340,071
     Current maturities on long-term debt                                                    3,446,680            2,423,699

                                                                                      -----------------    -----------------

                    Total current liabilities                                                8,891,114            8,382,411

LONG-TERM DEBT                                                                               6,829,621            9,278,630

NET DEFERRED TAX LIABILITIES                                                                   187,812              334,179

DEFERRED GAIN ON SWAP TERMINATION                                                               39,671               48,493

OTHER LONG-TERM LIABILITIES                                                                     99,016               89,539

                                                                                      -----------------    -----------------

                    Total liabilities                                                       16,047,234           18,133,252

                                                                                      -----------------    -----------------


STOCKHOLDERS' EQUITY:
     Preferred stock, $.05 par value; 4,000,000 shares authorized;
          no issued and outstanding shares                                                           -                    -
     Common stock, $.05 par value; 15,000,000 share authorized;
          5,072,943 and 5,061,390 shares issued and outstanding, respectively                  253,648              253,071
     Additional paid-in capital                                                             12,395,588           12,373,568
     Retained earnings                                                                       2,632,746            2,763,027
     Other cumulative comprehensive income                                                     599,623              175,074

                                                                                      -----------------    -----------------

                    Total stockholders' equity                                              15,881,605           15,564,740

                                                                                      -----------------    -----------------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $31,928,839          $33,697,992
                                                                                      =================    =================


           The accompanying notes to Consolidated Financial Statements are an integral part of these balance sheets.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (unaudited)

                                                                   Three months ended             Nine months ended
                                                                      September 30,                 September 30,
                                                                --------------------------   -----------------------------
                                                                    2003          2002            2003           2002
                                                                ------------  ------------   -------------  --------------
NET SALES                                                       $ 11,129,210  $ 10,267,254   $ 31,034,281    $ 30,987,927

COST OF PRODUCTS SOLD                                             8,885,435     7,686,775      23,809,147      22,657,293
                                                                ------------  ------------   -------------  --------------
               Gross profit                                       2,243,775     2,580,479       7,225,134       8,330,634
                                                                ------------  ------------   -------------  --------------
COSTS AND EXPENSES:
     General and administrative expenses                            861,511       826,215       2,667,921       2,581,411
     Selling expenses                                               684,194       631,870       2,185,755       1,847,769
                                                                ------------  ------------   -------------  --------------
               Total costs and expenses                           1,545,705     1,458,085       4,853,676       4,429,180
                                                                ------------  ------------   -------------  --------------

INCOME FROM OPERATIONS                                              698,070     1,122,394       2,371,458       3,901,454

OTHER INCOME (EXPENSE):
     Other income (expense), net                                    (16,268)          765         (16,230)        (38,803)
     Interest expense                                              (121,880)     (169,078)       (396,893)       (526,969)
     Interest income                                                  1,260           636           2,888           1,155
                                                                ------------  ------------   -------------  --------------

          INCOME BEFORE INCOME
               TAXES                                                561,182       954,717       1,961,223       3,336,837

INCOME TAX PROVISION                                                334,943       406,758         883,275       1,305,313
                                                                ------------  ------------   -------------  --------------

INCOME FROM CONTINUING OPERATIONS
     BEFORE CUMULATIVE EFFECT OF A CHANGE
     IN ACCOUNTING PRINCIPLE                                        226,239       547,959       1,077,948       2,031,524

DISCONTINUED OPERATIONS:
     Loss from operations of discontinued operations,
          net of tax benefit                                       (195,323)     (163,985)       (497,920)       (565,411)
     Loss on impairment of assets associated with
          discontinued operations, net of tax benefit              (710,309)            -        (710,309)              -

                                                                ------------  ------------   -------------  --------------
               Loss from discontinued operations                   (905,632)     (163,985)     (1,208,229)       (565,411)

CUMULATIVE EFFECT OF A CHANGE IN
     ACCOUNTING PRINCIPLE, NET OF TAX
     BENEFIT OF $1,482,000                                                -             -               -      (2,318,108)

                                                                ------------  ------------   -------------  --------------
NET INCOME (LOSS)                                                $ (679,393)    $ 383,974      $ (130,281)     $ (851,995)
                                                                ============  ============   =============  ==============

NET INCOME (LOSS) PER SHARE - BASIC
   AND DILUTED:
     Continuing operations                                           $ 0.04        $ 0.11          $ 0.21          $ 0.40
     Discontinued operations                                          (0.17)        (0.03)          (0.24)          (0.11)
     Cumulative effect of a change in accounting principle                -             -               -           (0.46)
                                                                ------------  ------------   -------------  --------------
     Net Income (Loss)                                              $ (0.13)       $ 0.08         $ (0.03)        $ (0.17)
                                                                ============  ============   =============  ==============


WEIGHTED AVERAGE NUMBER OF SHARES
          OUTSTANDING -
     Basic                                                        5,072,943     5,048,888       5,065,283       5,038,596
                                                                ============  ============   =============  ==============
     Diluted                                                      5,139,144     5,073,508       5,093,010       5,092,379
                                                                ============  ============   =============  ==============

           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (unaudited)


                                                                                                                       Other
                                                                                Additional                          Cumulative
                                                Common Stock                     Paid-In           Retained        Comprehensive
                                                  Shares         Amount          Capital           Earnings           Income
                                                ------------  -------------   ---------------   ---------------   ----------------
Balances, December 31, 2002                       5,061,390       $253,071      $ 12,373,568       $ 2,763,027          $ 175,074

  Shares sold in connection with the
       employee stock purchase plan                  11,553            577            22,020                 -                  -

  Net loss                                                -              -                 -          (130,281)                 -

  Change in cumulative translation adjustment             -              -                 -                 -            424,549


                                                ------------  -------------   ---------------   ---------------   ----------------

Balances, September 30, 2003                      5,072,943       $253,648      $ 12,395,588       $ 2,632,746          $ 599,623
                                                ============  =============   ===============   ===============   ================



                                                                   Comprehensive
                                                                    Income for
                                                    Total           the Period
                                                --------------    ----------------

Balances, December 31, 2002                      $ 15,564,740

  Shares sold in connection with the
       employee stock purchase plan                    22,597

  Net loss                                           (130,281)         $ (130,281)

  Change in cumulative translation adjustment         424,549             424,549


                                                --------------    ----------------

Balances, September 30, 2003                     $ 15,881,605           $ 294,268
                                                ==============    ================



          The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (unaudited)

                                                                                        2003                2002
                                                                                  -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Income from continuing operations                                                 $ 1,077,948         $ 2,031,524
     Adjustments to reconcile income from continuing operations to net cash provided by operating activities -
               Depreciation                                                              1,100,222           1,110,450
               Amortization                                                                 16,000              24,000
               Amortization of deferred gain on swap termination                            (8,822)            (10,418)
               Provision for deferred income taxes                                         355,569             632,027
               Change in -
                    Accounts receivable, net                                             1,715,111            (458,972)
                    Inventories                                                         (1,072,378)           (749,806)
                    Prepaid expenses and other                                            (171,627)            223,260
                    Accounts payable                                                       125,837             312,075
                    Accrued expenses                                                      (792,671)            (52,996)
                                                                                  -----------------   -----------------
                    Net cash flows provided by
                       operating activities                                              2,345,189           3,061,144
                                                                                  -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of property, plant and equipment                                         (920,145)         (1,154,830)
     Change in other non-current assets                                                     70,481              23,396
                                                                                  -----------------   -----------------

                    Net cash flows used in investing activities                           (849,664)         (1,131,434)
                                                                                  -----------------   -----------------



           The accompanying notes to Consolidated Financial Statements are an integral part of these statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                   (unaudited)

                                                                                        2003                 2002
                                                                                  -----------------    -----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Borrowings / (repayments) on bank lines of credit, net                               (464,346)          (2,275,374)
     Borrowings / (repayments) on related party lines of credit, net                       751,422             (148,035)
     Payment on SNPE, Inc. term loan                                                    (1,333,332)            (333,333)
     Payment on industrial development revenue bond                                       (630,000)            (590,000)
     Change in other long-tem liabilities                                                        -               35,727
     Net proceeds from sale of common stock to employees                                    22,597               43,882
     Bank overdraft                                                                              -              546,975
     Repayment of bank overdraft                                                          (120,475)                   -
                                                                                  -----------------    -----------------
                    Net cash flows used in financing activities                         (1,774,134)          (2,720,158)
                                                                                  -----------------    -----------------

EFFECTS OF EXCHANGE RATES ON CASH                                                           86,666              136,266

CASH FLOWS USED IN DISCONTINUED OPERATIONS                                                (468,211)            (332,648)
                                                                                  -----------------    -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                 (660,154)            (986,830)

CASH AND CASH EQUIVALENTS, beginning of the period                                       1,158,234            1,811,618
                                                                                  -----------------    -----------------
CASH AND CASH EQUIVALENTS, end of the period                                             $ 498,080            $ 824,788
                                                                                  =================    =================


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
     INFORMATION:

          Cash paid during the period for -
               Interest                                                                  $ 456,988            $ 484,436
                                                                                  =================    =================
               Income taxes                                                              $ 856,336            $ 227,046
                                                                                  =================    =================



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

2.   SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation

     The consolidated financial statements include the accounts of Dynamic Materials Corporation ("DMC") and its subsidiary in which it has a greater than a 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

     Revenue Recognition

     DMC's contracts with its customers generally require the production and delivery of multiple units or products. The Company records revenue from the contracts using the completed contract method as products are completed and shipped to the customer. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we currently provide for such anticipated loss.

     Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees that is based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

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


                                                Three Months Ended                         Nine Months Ended
                                                    September 30,                            September 30,
                                       --------------------------------------    --------------------------------------
                                             2003                2002                  2003                2002
                                       ------------------  ------------------    -----------------   ------------------
      Risk-free interest rate                 N/A                 2.6%                  2.5%                3.9%
      Expected lives                          N/A                 4.0 years             4.0 years           4.0 years
      Expected volatility                     N/A               101.2%                101.0%              101.2%
      Expected dividend yield                 N/A                 0.0%                  0.0%                0.0%


     The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     No options were granted for the three months ended September 30, 2003. The weighted average fair value of options granted for the three months ended September 30, 2002 was $1.71. For the nine months ended September 30, 2003 and 2002, the weighted average fair value of options granted was $1.66 and $2.23, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

                                         Three Months Ended                       Nine Months Ended
                                           September 30,                            September 30,
                                -------------------------------------    ------------------------------------
                                      2003                2002                 2003               2002
                                -----------------   -----------------    -----------------  -----------------
 Net income (loss):
    As reported                       $ (679,393)          $ 383,974           $ (130,281)        $ (851,995)
    Expense calculated
         under SFAS 123                  (51,368)            (53,151)            (164,607)          (145,384)

                                -----------------   -----------------    -----------------  -----------------

    Pro forma                         $ (730,761)          $ 330,823           $ (294,888)        $ (997,379)
                                =================   =================    =================  =================

 Basic net income (loss)
  per common share:
    As reported                          $ (0.13)             $ 0.08              $ (0.03)           $ (0.17)
                                =================   =================    =================  =================
    Pro forma                            $ (0.14)             $ 0.07              $ (0.06)           $ (0.20)
                                =================   =================    =================  =================

 Diluted net income (loss)
  per common share:
    As reported                          $ (0.13)             $ 0.08              $ (0.03)           $ (0.17)
                                =================   =================    =================  =================
    Pro forma                            $ (0.14)             $ 0.07              $ (0.06)           $ (0.20)
                                =================   =================    =================  =================



     The pro forma net income calculation above reflects $9,639 and $7,185 in compensation expense associated with the Employee Stock Purchase Plan for the nine months ended September 30, 2003 and 2002, respectively.

     Impact of SFAS 142

     The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002 and completed its determination of the goodwill impairment of the Precision Machined Products ("PMP") division in the fourth quarter of 2002. The transitional impairment of $2,318,108, net of taxes of $1,482,000, was recorded as the cumulative effect of a change in accounting principle as of January 1, 2002 and required the restatement of net income in the consolidated statement of operations for the nine months ended September 30, 2002.

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

     In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, Accounting for Stock-Based Compensation--Transition and Disclosure. SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also requires that disclosures of the pro forma effect of using the fair value method of accounting for stock-based employee compensation be displayed more prominently and in a tabular format. The Company has implemented all required disclosures of SFAS 148. Additionally, SFAS No. 148 requires disclosure of the pro forma effect in interim financial statements. The transition requirements of SFAS No. 148 are effective for the Company's fiscal year 2003. The Company does not plan to transition to a fair value method of accounting for stock-based employee compensation.


3.   INVENTORY

     The components of inventory are as follows at September 30, 2003 and December 31, 2002:

                                                            September 30,          December 31,
                                                                2003                   2002
                                                             (unaudited)
                                                         --------------------   --------------------
             Raw Materials                                       $ 2,171,232            $ 1,846,038
             Work-in-Process                                       4,489,050              3,528,978
             Supplies                                                239,517                182,047
                                                         --------------------   --------------------
                                                                 $ 6,899,799            $ 5,557,063
                                                         ====================   ====================


4.   LONG-TERM DEBT

     Long-term debt consists of the following at September 30, 2003 and December 31, 2002:


                                                            September 30,          December 31,
                                                                2003                   2002
                                                             (unaudited)
                                                         --------------------   --------------------
             Line of credit - SNPE S.A.                          $ 1,043,730              $ 235,367
             Convertible subordinated note, SNPE, Inc.             1,200,000              1,200,000
             Term loan, SNPE, Inc.                                 2,000,002              3,333,334
             Bank lines of credit                                  2,177,569              2,448,628
             Industrial development revenue bonds                  3,855,000              4,485,000
                                                         --------------------   --------------------
             Total                                                10,276,301             11,702,329
             Less current maturities                              (3,446,680)            (2,423,699)
                                                         --------------------   --------------------
             Long-term portion                                   $ 6,829,621            $ 9,278,630
                                                         ====================   ====================

     Loan Covenants and Restrictions

     Our loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. The principal financial covenants relate to minimum debt service coverage, minimum net income and minimum net worth as measured at the end of each calendar quarter. As of September 30, 2003, we are in compliance with all financial covenants and other provisions of our debt agreements.

5.   INCOME TAXES

     The income tax provision for the three months and nine months ended September 30, 2003 reflects an adjustment in the amount of $81,000 recorded in the third quarter of 2003 to adjust our tax provision for changes to prior year estimated net operating loss carryforwards.

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

     DMC's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months and the nine months ended September 30, 2003 and 2002 as follows:

                                                      Explosive
                                                    Manufacturing        Aerospace            Total
                                                  -----------------  -----------------  -----------------
For the three months ended September 30, 2003:
Net sales                                            $  9,068,486      $  2,060,724        $11,129,210
                                                      ===========       ===========         ==========
Depreciation and amortization                        $    264,630      $     113,690       $   378,320
                                                      ===========       ============        ==========

Income (loss) from operations                        $    820,852      $   (122,782)       $   698,070
Unallocated amounts:
    Other income (expense), net                                                                (16,268)
    Interest expense, net                                                                     (120,620)
                                                                                            -----------
       Consolidated income before income taxes                                             $    561,182
                                                                                            ===========

                                                      Explosive
                                                    Manufacturing        Aerospace            Total
                                                  -----------------  -----------------  -----------------
For the three months ended September 30, 2002:
Net sales                                            $  8,144,835      $  2,122,419        $10,267,254
                                                      ===========       ===========         ==========
Depreciation and amortization                        $    255,122      $    118,079        $   373,201
                                                      ===========       ===========         ==========

Income (loss) from operations                        $  1,183,179      $    (60,785)       $ 1,122,394
Unallocated amounts:
    Other income (expense), net                                                                    765
    Interest expense, net                                                                     (168,442)
                                                                                            -----------
       Consolidated income before income taxes                                             $    954,717
                                                                                            ===========


                                                      Explosive
                                                    Manufacturing        Aerospace            Total
                                                  -----------------  -----------------  -----------------
For the nine months ended September 30, 2003:
Net sales                                            $ 24,820,283      $  6,213,998        $ 31,034,281
                                                      ===========       ===========         ===========
Depreciation and amortization                        $    778,459      $    337,763        $  1,116,222
                                                      ===========       ===========         ===========

Income (loss) from operations                        $  2,397,995      $    (26,537)       $  2,371,458
Unallocated amounts:
    Other income (expense), net                                                                 (16,230)
    Interest expense, net                                                                      (394,005)
                                                                                            ------------
       Consolidated income before income taxes                                             $  1,961,223
                                                                                            ===========


                                                      Explosive
                                                    Manufacturing        Aerospace            Total
                                                  -----------------  -----------------  -----------------
For the nine months ended September 30, 2002:
Net sales                                            $ 25,245,221       $ 5,742,706        $ 30,987,927
                                                      ===========       ===========         ===========

Depreciation and amortization                        $    778,845       $   355,605        $  1,134,450
                                                      ===========       ===========         ===========

Income (loss) from operations                        $  4,124,018       $  (222,564)       $  3,901,454
Unallocated amounts:
    Other income (expense), net                                                                 (38,803)
    Interest expense, net                                                                      (525,814)
                                                                                            -----------
       Consolidated income before income taxes                                             $  3,336,837
                                                                                            ===========



    During the three months ended September 30, 2003, sales to one customer represented approximately $1,123,000 (10%) of total net sales and during the nine months ended September 30, 2003, sales to one customer represented approximately $3,417,800 (11%) of total net sales.

During the three and nine months ended September 30, 2002, sales to no one customer accounted for more than 10% of total net sales.


7.   COMPREHENSIVE INCOME

     DMC's comprehensive income (loss) for the three and nine months ended September 30, 2003 and 2002 was as follows:


                                                      Three Months Ended                    Nine Months Ended
                                                         September 30,                         September 30,
                                               ----------------------------------    ----------------------------------
                                                    2003              2002                2003              2002
                                               ----------------  ----------------    ----------------  ----------------
       Net income (loss) for the period              $(679,393)         $383,974           $(130,281)        $(851,995)

       Foreign currency translation
       adjustment                                       45,295           (54,394)            424,549           443,684
                                               ----------------  ----------------    ----------------  ----------------
       Comprehensive income (loss)                   $(634,098)         $329,580            $294,268         $(408,311)
                                               ================  ================    ================  ================


8.   DISCONTINUED OPERATIONS

     On October 7, 2003, DMC completed the sale of its PMP division. The sale price was $580,000 and is being financed through the issuance of a promissory note payable over a 2 1/2 year period. The sale included the inventory and property, plant and equipment of PMP. The final decision to sell the division was reached during the third quarter of 2003 and as such we recorded a before tax impairment of $1,164,309 on the assets sold. The assets held for sale at September 30, 2003 of $492,000 represented the PMP inventory and property, plant and equipment carried at the sales price of $580,000 less estimated selling costs of $88,000. The December 31, 2002 PMP inventory and property, plant and equipment totaling $1,729,592 have been reclassified on the December 31, 2002 balance sheet to net assets held for sale.

     The Company expects to incur additional pretax costs in the fourth quarter of 2003 of approximately $150,000 associated with its discontinued operations. These costs include operating losses through October 7, 2003, lease termination costs and other contractual obligations.

     Operating results of the discontinued operations (formerly included in the Aerospace Group) are summarized as follows:

                                                   Three Months Ended                       Nine Months Ended
                                                      September 30,                           September 30,
                                          -------------------------------------    -------------------------------------
                                                2003                2002                 2003                2002
                                          ------------------  -----------------    -----------------   -----------------
       Net Sales                                  $ 395,416          $ 427,941           $1,487,187          $1,310,316
                                          ==================  =================    =================   =================

       Loss from discontinued
       operations                                $ (321,323)        $ (268,985)          $ (816,920)         $ (927,411)

       Tax benefit                                  126,000            105,000              319,000             362,000
                                          ------------------  -----------------    -----------------   -----------------
       Loss from discontinued
       operations, net of tax                    $ (195,323)        $ (163,985)          $ (497,920)         $ (565,411)
                                          ==================  =================    =================   =================

       Loss on impairment of
       assets associated with
       discontinued operations                 $ (1,164,309)               $ -         $ (1,164,309)                $ -

       Tax benefit                                  454,000                  -              454,000                   -
                                          ------------------  -----------------    -----------------   -----------------
       Loss on impairment of
       assets associated with
       discontined operations,
       net of tax benefit                        $ (710,309)               $ -           $ (710,309)                $ -
                                          ==================  =================    =================   =================

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

     SFAS No. 142 was effective for fiscal years beginning after December 15, 2001. DMC adopted SFAS No. 142 as of January 1, 2002 and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, DMC completed its evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108, or $.46 per diluted share, as a cumulative effect of a change in accounting principle. The accompanying September 30, 2002 financial statements have been restated to reflect the cumulative effect of this accounting principle change.

     Discontinued Operations. In August of 2003, DMC announced that PMP was continuing to incur significant operating losses and that management would be considering alternatives with respect to PMP, including the potential sale or closure of the business. On October 8, 2003, DMC announced that it had completed the sale of PMP for a sales price of $580,000 that is being financed through the issuance of a promissory note payable over a 2 1/2 year period. Since the decision to sell PMP was made during the third quarter of 2003, PMP's 2003 and 2002 operating losses and the asset impairment loss associated with selling the assets of PMP at substantially less than book value are presented as discontinued operations in the Company's September 30, 2003 consolidated financial statements. An asset impairment loss of $1,164,309, less related tax benefits of $454,000, was recorded in the third quarter of 2003 and reflects the difference between the carrying value of the PMP assets sold and the sales price net of related selling expenses. Net assets held for sale in the amount of $492,000, as reported in our September 30, 2003 consolidated balance sheet, represent the PMP assets sold (principally inventory and property, plant and equipment used in the business) valued at the sales price of $580,000 less estimated selling costs of $88,000.


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

Three and Nine Months Ended September 30, 2003 Compared to Three and Nine Months Ended September 30, 2002

The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

                                                             Percentage of net sales

                                    Three months ended September 30,                 Nine months ended
                                                                                       September 30,
                                       2003                 2002                 2003                 2002
                                       ----                 ----                 ----                 ----
Net sales                                    100.0%              100.0%                100.0%               100.0%
Cost of products sold                         79.8%               74.9%                 76.7%                73.1%
                                           --------            --------              --------             --------
Gross margin                                  20.2%               25.1%                 23.3%                26.9%
General & administrative                       7.7%                8.0%                  8.6%                 8.3%
Selling expenses                               6.2%                6.2%                  7.1%                 6.0%
                                           --------            --------              --------             --------
Income from operations                         6.3%               10.9%                  7.6%                12.6%
Other expense, net                             0.2%                0.0%                  0.1%                 0.1%
Interest expense, net                          1.1%                1.6%                  1.2%                 1.7%
Income tax provision                           3.0%                4.0%                  2.8%                 4.2%
                                           --------            --------              --------             --------
Income from continuing operations              2.0%                5.3%                  3.5%                 6.6%
Loss from discontinued operations              8.1%                1.6%                  3.9%                 1.9%
Cumulative effect of a change in
    accounting principle                          -                   -                     -                 7.4%
                                           --------            --------              --------             --------
Net income                                   (6.1)%                3.7%                (0.4)%              (2.7) %
                                             ======                ====                ======              =======


Net Sales. Net sales for the quarter ended September 30, 2003 increased 8.4% to $11,129,210 from $10,267,254 in the third quarter of 2002. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 11.3% to $9,068,486 in the third quarter of 2003 from $8,144,835 in the third quarter of 2002. The quarterly increase in Explosive Metalworking sales relates principally to increased sales by Noblelclad Europe and includes a favorable foreign exchange translation effect of approximately $280,000 due to the strengthening of the Euro against the U.S. dollar. The Aerospace Group contributed sales of $2,060,724 (18.5% of total sales) in the third quarter of 2003 versus $2,122,419 (20.7% of total sales) in the third quarter of 2002.

For the nine months ended September 30, 2003, net sales increased by 0.1% to $31,034,281 from $30,987,927 for the comparable period of 2002. Sales by the Explosive Metalworking Group for the comparable nine-month periods decreased by 1.7% to $24,820,283 in 2003 from $25,245,221 in 2002. The Explosive Metalworking sales decrease reflects a 10.8% decrease in U.S. clad sales that was partially offset by a 17.4% U.S. dollar sales increase at Nobleclad Europe. The Noblelclad Europe sales increase of approximately $1.4 million includes a sales volume decrease of approximately $300,000 that was entirely offset by a favorable foreign exchange translation adjustment of approximately $1.7 million. Aerospace Group sales for the nine-month period ended September 30, 2003 totaled $6,213,998 (20.0% of total sales), an increase of 8.2% from sales of $5,742,706 (18.5% of total sales) reported for the comparable period of 2002. This sales increase is attributable to a year-to-date sales increase of 23.2% at Spin Forge that was partially offset by a 12.5% sales decrease at AMK Welding.

Gross Profit. Gross profit for the quarter ended September 30, 2003 decreased by 13.0% to $2,243,775 from $2,580,479 in the third quarter of 2002. The gross profit margin for the third quarter of 2003 was 20.2%, a 19.5% decrease from the gross profit margin of 25.1% for the third quarter of 2002. The decrease in the third quarter gross profit margin for the Explosive Metalworking Group is principally attributable to unfavorable changes in product mix at the Group's European locations.

The gross profit margin for the Explosive Metalworking Group decreased to 23.3% in the third quarter of 2003 from 30.0% in the third quarter of 2002. For the nine months ended September 30, 2003, the gross profit margin for the Explosive Metalworking Group decreased to 26.3% from 31.2% for the nine months ended September 30, 2002. The decrease in the year-to-date gross profit margin for the Group relates to a combination of unfavorable changes in product mix and lower sales volume which led to a less favorable absorption of fixed manufacturing overhead expenses.

The gross profit margin for the Aerospace Group decreased to 6.2% for the quarter ended September 30, 2003 from 6.6% for third quarter of 2002. For the nine months ended September 30, 2003, the gross profit margin was 11.2% as compared to a gross margin of 7.9% in the comparable period of 2002. The increase in the Group's gross margin rate for the nine-month period is attributable to Spin Forge improving its gross margin from a negative 13.3% in 2002 to slightly better than break-even in 2003. AMK Welding's year-to-date gross margin decreased from 37.2% in 2002 to 30.2% in 2003 as a result of the sales decrease discussed above.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2003 increased by 4.3% to $861,511 from $826,215 in the third quarter of 2002. For the nine months ended September 30, 2003, general and administrative expenses increased by 3.4% to $2,667,921 from $2,581,411 in the comparable period of 2002. As a percentage of net sales, general and administrative expenses decreased from 8.0% in the third quarter of 2002 to 7.7% in the third quarter of 2003 and increased slightly from 8.3% to 8.6% for the comparable nine-month periods.

Selling Expenses. Selling expenses increased by 8.3% to $684,194 for the quarter ended September 30, 2003 from $631,870 in the third quarter of 2002. For the nine months ended September 30, 2003, selling expenses increased by 18.3% to $2,185,755 from $1,847,769 in the comparable period of 2002. This increase in selling expenses for both periods is attributable to an increase in outside selling commissions expenses associated with a large Russian order that Nobelclad Europe shipped during the first three quarters of 2003. For the comparable third quarter and nine-month periods of 2002 and 2003, Nobleclad Europe selling expenses increased from $184,615 to $322,222 and from $534,531 to $1,057,203, respectively, as a result of the aforementioned outside sales commissions. Selling expenses for our U.S. operations decreased from $447,255 to $361,972 for the comparable quarterly periods of 2002 and 2003 and from

$1,313,238 to $1,128,552 for the comparable nine-month periods of 2002 and 2003. The decreases relate principally to lower bonuses and bad debt expense in the 2003 periods. As a percentage of net sales, selling expenses remained constant at 6.2% in both the third quarter of 2003 and increased from 6.0% for the nine months ended September 30, 2002 to 7.1% for the comparable period of 2003.

Income from Operations. For the quarter ended September 30, 2003, we reported income from operations of $698,070, a decrease of 37.8% from the $1,122,394 of operating income reported for the third quarter of 2002. For the nine months ended September 30, 2003, we reported operating income of $2,371,458, which represented a 39.2% decrease from the $3,901,454 in operating income that we reported for the first nine months of 2002.

Our Explosive Metalworking Group reported income from operations of $820,852 in the third quarter of 2003 as compared to operating income of $1,183,179 for the comparable period of 2002. This lower third quarter income from operations reflects a decrease in the Group's gross margin rate from 30.0% in 2002 to 23.3% in 2003 that relates principally to unfavorable product mix changes. For the nine months ended September 30, 2003, our Explosive Metalworking Group reported income from operations of $2,397,995 as compared to operating income of $4,124,018 for the comparable period of 2002. This significant reduction in operating income reflects local currency sales decreases of 11% in the U.S. and 2% in Europe and a decrease in the consolidated Explosive Metalworking Group gross margin rate to 26.3% in 2003 from 31.2% in 2002.

Our Aerospace Group reported an operating loss of $122,782 in the third quarter of 2003 as compared to an operating loss of $60,785 in the prior year third quarter. For the nine months ended September 30, 2003, our Aerospace Group reported an operating loss of $26,537 as compared to an operating loss of $222,564 for the comparable period of 2002. The Group's decreased third quarter and year-to-date 2003 operating losses are attributable to decreased operating losses at the Spin Forge division. AMK Welding reported operating income for both the third quarter and first nine months of 2003 that was well below the record levels reported for the comparable 2002 reporting periods.

Interest Expense, net. Interest expense decreased by 28.4% to $120,620 for the quarter ended September 30, 2003 from $168,442 in the third quarter of 2002. For the nine months ended September 30, 2003, interest expenses decreased by 25.1% to $394,005 from $525,814 for the comparable period in 2002. These decreases reflect a combination of lower outstanding borrowings and lower average interest rates in 2003.

Income Tax Provision. For the third quarter ended September 30, 2003, we recorded a consolidated income tax provision of $334,943 on income before income taxes as compared to a consolidated income tax provision of $406,758 for the second quarter of 2002. For the nine months ended September 30, 2003, we recorded a consolidated income tax provision of $883,275 on income before income taxes as compared to a consolidated income tax provision of $1,305,313 for the comparable period of 2002. The effective tax rate increased to 59.7% and 45.0% for the three and nine months ended September 30, 2003, respectively, from 42.6% and 39.1% for the respective 2002 periods. The large increase in the 2003 effective tax rates reflects an adjustment in the amount of $81,000 recorded in the third quarter of 2003 to adjust our tax provision for changes in prior year estimated net operating loss carryforwards.

Loss from Discontinued Operations. Loss from discontinued operations include the 2003 and 2002 operating losses of PMP and the impairment loss associated with the sale of PMP assets on October 7, 2003. For the quarters ended September 30, 2003 and 2002, PMP reported operating losses, net of related tax benefits, of $195,323 and $163,985, respectively. For the nine months ended September 30, 2003 and 2002, PMP reported operating losses, net of related tax benefits, of $497,920 and $565,411, respectively. An asset impairment loss of $1,164,309, less related tax benefits of $454,000, was recorded in the third quarter of 2003 and reflects the difference between the carrying value of the PMP assets sold and the $580,000 sales price net of $88,000 in estimated selling expenses. We expect to report an additional loss from discontinued operations in the fourth quarter of 2003 of approximately $150,000 before tax that will reflect PMP's operating losses incurred from October 1 through the October 7 sales date and expenses associated with the termination of real estate leases, operating leases and other contractual obligations that were not assumed by the buyer.

Cumulative Effect of a Change in Accounting Principle. On January 1, 2002, DMC adopted SFAS No. 142, Goodwill and Other Intangible Assets, and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, we completed our evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108 as a cumulative effect of a change in accounting principle. The financial statements for the nine months ended September 30, 2002 have been restated to reflect the cumulative effect of this change in accounting principle.

Net Income. We recorded a net loss $679,393 in the third quarter of 2003 compared to net income of $383,974 in the third quarter of 2002. For the nine months ended September 30, 2003, we recorded a net loss of $130,281 versus a net loss of $851,995 for the same period of 2002. The net loss for the third quarter and the nine months ended September 30, 2003 is entirely attributable to operating and asset impairment losses associated with the discontinued operations of PMP, which was sold in on October 7, 2003, as further discussed above. The net loss for the first nine months of 2002 is entirely attributable to the $2,318,108 goodwill impairment charge discussed above.

Liquidity and Capital Resources

     Historically, we have obtained most of our operational financing from a combination of operating activities and an asset-backed revolving credit facility. In December 2001, we obtained a $6,000,000 revolving line of credit with an U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This bank line of credit is being used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line, which expires on December 4, 2004, carried an interest rate equal to the bank's prime rate plus 1.0% through February 28, 2002, which was reduced to the bank's prime rate plus 0.5% thereafter. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventory of our U.S. operations and by new investments in property, plant and equipment that are made during the term of the agreement. As of September 30, 2003, borrowing availability under the line of credit was approximately $5.4 million greater than the $10,064 in outstanding borrowings as of that date.

     In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. In anticipation of its acquisition by the Company, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a revolving credit facility with a French bank that provides for maximum borrowings of 1,448,266 Euros ($1,679,554 based upon the September 30, 2003 exchange rate). This bank line of credit, which had outstanding borrowings of $1,679,554 on September 30, 2003, carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, maximum borrowings available under the line become permanently reduced by 289,653 Euros. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($2,319,400 based upon the September 30, 2003 exchange rate) intercompany working capital line with Groupe SNPE. The outstanding borrowings as of September 30, 2003 were 900,000 Euros ($1,043,730 based upon the September 30, 2003 exchange rate). This intercompany line bears interest at EURIBOR plus 1.5%. Additionally, the Company maintains a 4,000,000 Swedish Krona line of credit with a Swedish bank for its Nitro Metall operations. As of September 30, 2003, there was 3,752,683 Swedish Krona in outstanding borrowings under this line of credit ($487,951 based upon the September 30, 2003 exchange rate) and the line has a variable interest rate, which was 6.9% at September 30, 2003.

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

                                                                       As of September 30, 2003
                                        ------------- --------------- ------------- -------------- -------------- --------------
                                           Year 1         Year 2         Year 3        Year 4       Year 5 and        Total
                                                                                                    Thereafter
                                        ------------- --------------- ------------- -------------- -------------- --------------
Bank lines of credit                      $487,951       $345,975       $335,911      $335,911       $671,821      $2,177,569
Weighted average interest rate             2.56%          2.56%          2.56%          2.56%          2.56%          2.56%

Line of Credit - SNPE S.A.               $1,043,730         -              -              -              -         $1,043,730
        Interest rate                      3.59%            -              -              -              -            3.59%

Subordinated note with SNPE, Inc.            -          $1,200,000         -              -              -         $1,200,000
        Interest rate                      5.00%          5.00%            -              -              -            5.00%

Term Loan with SNPE, Inc.                 $999,999      $1,000,003         -              -              -         $2,000,002
Weighted average interest rate             4.17%          4.17%            -              -              -            4.17%

Industrial development
     revenue bonds                        $915,000       $985,000       $180,000      $200,000      $1,575,000     $3,855,000
     Interest rate                         1.25%          1.25%          1.25%          1.25%          1.25%          1.25%

Operating leases                          $819,976       $693,360       $504,817      $414,920      $1,569,692     $4,002,765


Highlights from the Statement of Cash Flows for the Nine Months Ended September 30, 2003

     Net cash flows provided by operating activities for the nine months ended September 30, 2003 totaled $2,345,189. Significant sources of operating cash flow included net income from continuing operations of $1,077,948, depreciation and amortization of $1,107,400 and deferred taxes of $355,569. These sources of operating cash flows were partially offset by a negative net change of $195,728 in various components of working capital. Net negative changes in working capital included increases in inventories and prepaid expenses of $1,072,378 and $171,627, respectively, and a net decrease in accounts payable and accrued expenses of $666,834. These negative changes in working capital were largely offset by a decrease in accounts receivable of $1,715,511.

     Cash used in investing activities totaled $849,664 and was comprised of capital expenditures in the amount of $920,145.

     Net cash flows used in financing activities totaled $1,774,134. Significant uses of cash for financing activities included $1,333,332 in principal payments on the SNPE, Inc. term loan, industrial development revenue bond principal payments of $630,000, net repayments of $464,346 on the bank lines of credit, and the repayment of a $120,475 bank overdraft. These payments were partially offset by related party borrowings of $751,422.

Highlights from the Statement of Cash Flows for the Nine Months Ended September 30, 2002

     Net cash flows from operating activities for the nine months ended September 30, 2002 were $3,061,144. Significant sources of operating cash flow included net income from continuing operations of $2,031,524, depreciation and amortization of $1,124,032 and deferred taxes of $632,027. These sources of operating cash flows were partially offset by a negative net change of $726,439 in various components of working capital. Net negative changes in working capital included increases in accounts receivable and inventories of $458,972 and $749,806, respectively. These negative changes in working capital were largely offset by a net increase in accounts payable and accrued expenses of $259,079 and a decrease in prepaid expenses of $223,260.

     Cash used in investing activities totaled $1,131,434 and was comprised primarily of capital expenditures in the amount of $1,154,830.

     Net cash flows used in financing activities for the nine months ended September 30, 2002 totaled $2,720,158. The primary uses of cash flow from financing activities were repayments on the bank lines of credit of $2,275,374, repayments on related party lines of credit of $148,035, principal payments on industrial development revenue bonds in the amount of $590,000 and a repayment on the term loan with SNPE, Inc. of $333,333. The foregoing debt reductions were partially offset by a $546,975 bank overdraft.

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

     Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through the last quarter of 2003 and during 2004. In making this assessment, we have considered:

     - presently scheduled debt service requirements during the remainder of 2003 and in 2004, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;
     - the anticipated level of capital expenditures during the last quarter of 2003 and in 2004;
     - our expectation of realizing positive cash flow from operations in 2003 and 2004.

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

ITEM 4.  Controls and Procedures

     As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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


                                 DYNAMIC MATERIALS CORPORATION
                                     (Registrant)


Date: November 14, 2003          /s/ Richard A. Santa
                                 -------------------------------------------
                                 Richard A. Santa, Vice President and Chief
                                 Financial Officer (Duly Authorized Officer and
                                 Principal Financial and Accounting Officer)