Form 10-K
period 2003-12-31
DYNAMIC MATERIALS CORP
filed 2004-03-22
CIK 34067

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K

(Mark One)
(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2003

( )  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT
     OF 1934
                      For the transition period from to

                          Commission file number 0-8328

                           -------------------------
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

     The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $4,987,373 as of June 30, 2003.

     The number of shares of Common Stock outstanding was 5,089,634 as of March 12, 2004.

     Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2004 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2003.

                                     PART I

ITEM 1.  Business

     Overview

     Dynamic Materials Corporation ("DMC" or the "Company") is a worldwide leader in the high energy metal working business. The high energy metal working business includes the use of explosives to perform metallurgical bonding, or metal "cladding". The Company performs metal cladding using its proprietary technologies. In 1998, the Company established its Aerospace Group after acquiring three businesses that provided a variety of metalworking, fabrication, welding and assembly services to the aerospace industry.

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

     On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. ("Nobelclad") from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall") are the primary manufacturers of explosion clad products in Europe and operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, along with sales offices in each country. Products manufactured by Nobelclad and Nitro Metall are similar to those produced by DMC's domestic factory in Mount Braddock, Pennsylvania. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc., which owns 54% of the Company's common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobelclad stock. As a result of the Company and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad was accounted for as a reorganization of entities under common control. The historical financial position and operating results of the Company have been restated to reflect the combination of the Nobelclad and Nitro Metall historical financial results as if the companies had been consolidated from June 2000, the date on which Groupe SNPE acquired its majority ownership in the Company.

     Aerospace Manufacturing. Products manufactured by the Aerospace Group are typically made from sheet metal and forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances. Metal machining and forming is accomplished through traditional technologies, including spinning, machining, rolling and hydraulic expansion. DMC also performs welding services utilizing a variety of manual and automatic welding techniques that include electron beam and gas tungsten arc welding processes. The Company's metalworking and welding operations are often performed to support the manufacture of completed assemblies and sub-assemblies required by its customers. Assembly and fabrication services are performed utilizing the Company's close-tolerance machining, forming, welding, inspection and other special service capabilities. The Company's forming, machining, welding and assembly operations serve a variety of product applications in the aerospace, defense, aircraft engine and power generation industries.

     In January 1998, the Company acquired the assets of AMK Welding ("AMK"), a supplier of commercial aircraft engine, ground-based turbine and aerospace-related welding services that include the use of automatic and manual gas tungsten, electron beam and arc welding techniques. The Company acquired the assets of Spin Forge, LLC ("Spin Forge"), a manufacturer of tactical missile motor cases and titanium pressure vessels for commercial aerospace and defense industries, in March 1998. In December 1998, the Company acquired the assets of Precision Machined Products, Inc. ("PMP"), a contract machining shop specializing in high precision, high quality, complex machined parts used in the aerospace, satellite, medical equipment and high technology industries. The Company sold PMP on October 7, 2003 after this division had experienced three consecutive years of significant operating losses and showed no clear signs of near-term improvement in its operating results.

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

     Our principal Internet address is www.dynamicmaterials.com. We make available free of charge on www.dynamicmaterials.com our annual, quarterly and current reports, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

     Financial Information about Industry Segments

     See Note 7 to the Company's financial statements included under Item 8 for certain financial information about the Company's industry segments.

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

     Fluctuations in Operating Results. The Company has experienced, and expects to continue to experience, fluctuations in annual and quarterly operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, the occurrence of non-recurring costs associated with plant closings, plant start-ups, acquisitions and divestitures, and general economic conditions. In addition, the threat of terrorism and other geopolitical uncertainty could have a negative impact on the global economy, the industries served by the Company and the Company's operating results. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. Significant portions of the Company's operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company's expectations in any given period, the adverse impact on operating results may be magnified by the Company's inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. For the year ended December 31, 2003, the Company's cladding business accounted for approximately 82% of its consolidated net sales. The explosion bonded clad metal products industry in which the Company currently operates is mature and offers limited potential for substantial growth in existing markets. The Company estimates that it currently serves a major percentage of the world market for its explosion bonded clad metal products. Historically, the worldwide demand for clad metal products has been cyclical. Lower future demand for clad metal products could have a material adverse effect on the Company's business, financial condition and results of operations.

     Importance of Aerospace Manufacturing. The Company's aerospace manufacturing business was established in 1998 and accounted for approximately 18% of the Company's net sales for the fiscal year ended December 31, 2003. The aerospace manufacturing industry is largely reliant on defense industry demand and positive economic conditions in general. Fluctuations or downturns in either could have a materially adverse impact on the Company. The Company's Spin Forge Division is involved in development work on a number of new programs but today remains highly dependent on two missile motor case programs for the defense industry. While these two programs are expected to continue for a number of years, there are no current orders for one of these two programs and it is not clear when Spin Forge will receive the next order. Cancellation of one or both of these programs could have a material adverse impact on the Company. The Company currently estimates that it services a very small percentage of the aerospace industry. While the Company believes that it will have the opportunity to bid on and compete for new programs, there can be no assurance that its sales and marketing efforts will be successful. Failure to either successfully compete for new programs or retain the work performed under existing programs could have a material adverse effect on the Company's business, financial condition and results of the operations.

     Availability of Suitable Cladding Sites. The cladding process involves the detonation of large amounts of explosives. As a result, the sites where the Company performs cladding must meet certain criteria, including lack of proximity to a densely populated area, the specific geological characteristics of the site, and the Company's ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming and costly. In addition, the Company could experience difficulty in obtaining permits because of resistance from residents in the vicinity of proposed sites. The Company currently leases its only domestic cladding site in Dunbar, Pennsylvania. The lease term for the Pennsylvania site expires in 2005 but the underlying agreement has renewal options extending through 2029. The failure to obtain required governmental approvals or permits would have a material adverse effect on the Company's business, financial condition and results of operations.

     Competition. The Company's explosion clad products compete with explosion clad made by other like-kind manufacturers located throughout the world and with clad products manufactured using other technologies. The company's combined North American and European operations typically supply explosive clad for a major percentage of the worldwide market needs. There is one well-known other major explosion clad supplier worldwide, a small division of Asahi-Kasei Corporation of Japan. There are a number of other companies worldwide with explosion clad manufacturing capability, with most of these being smaller companies. There are no other significant North American based explosion clad suppliers. The company focuses strongly on reliability, product quality, on-time delivery performance, and low cost manufacturing to minimize the potential of future competitive threats.

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

     Customer Concentration. A significant portion of the Company's net sales is derived from a relatively small number of customers. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company's business, financial condition and results of operations. Historically, the majority of the Company's Explosive Metalworking revenues have been derived from customers in the chemical and petrochemical processing, petroleum refining, aluminum smelting, shipbuilding and air conditioning industries and the majority of the Company's Aerospace Group revenues have been derived from customers in the defense, aircraft engine and power turbine industries. Economic downturns in these industries could have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that its risks in this area for its Explosive Metalworking business are partially mitigated by its strengthened world market position in explosive clad following the 2001 acquisition of Nobelclad and the breadth and depth of its customer base in the various industries that purchase clad metal. Risks in this area for the Company's Aerospace businesses are partially mitigated by Spin Forge being a sole source supplier on certain programs and by AMK Welding's diversification into the power generation industry where it provides a number of welding and heat-treat services in support of the manufacturing of power turbines.

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

     Metal Cladding. The principal product of metal cladding is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant alloy and carbon steel, bonded together at the atomic level. High energy metal cladding is performed by detonating an explosion on the surface of an assembly of two parallel metal plates, the cladding metal and the backing metal, separated by a "standoff space". The explosive force creates a metallurgical bond between the two metal components. The technology is unique in that it can be used to weld non-compatible metals, which cannot be welded by conventional processes, such as titanium-steel, aluminum-steel, and aluminum-copper. It can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel. DMC Detaclad(R) is used in the fabrication of pressure vessels and heat exchangers for chemical and petrochemical processing, power generation, petroleum refining, mining, air conditioning (HVAC) and other industries where corrosion, temperature, and pressure combine to produce demanding environments. DMC Detacouple(R) bimetal welding transition joints are used in ship construction, and a variety of electrochemical industries including aluminum smelters.

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

     Aerospace Manufacturing

     Metalworking. The Company currently manufactures machined and formed metal parts for the defense, aerospace, aircraft engine and power generation industries. Products are made generally from sheet metal or forgings that are subsequently machined or formed into precise, three-dimensional shapes that are held to tight tolerances according to customers' specifications.

     Traditional metalworking technologies used by DMC in its aerospace manufacturing operations include spinning, machining, rolling, and hydraulic expansion. These technologies were acquired in the 1998 purchase of Spin

Forge. The equipment utilized in the spinning process at Spin Forge is believed to be the largest of its kind in North America, and is capable of producing large, thin wall, close tolerance parts. Formed and machined metal products include tactical and ballistic missile motor cases, high strength, light weight pressurant tanks utilizing specialty aerospace alloys and other high precision, high quality and complex parts. Industries served include defense, aerospace, aircraft engine and power generation.

     The Company's products are produced on a project-by-project basis based on specifications set forth in a customer's purchase order. Upon receipt of an order for a product from a customer, the Company identifies sources for the specified raw materials, which typically include sheet metals composed of aluminum, titanium, nickel alloy and various grades of steel. The Company obtains the raw materials from a variety of sources based on quality, availability, transportation costs and unit price. Following the machining and forming processes, the Company treats the metal parts by using operations such as anodizing, heat-treating and painting. The Company completes the manufacturing process by performing testing for final certification of the product to the customer's specifications.

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

     Take Advantage of Recent Investments in New Technology and Manufacturing Leadership. The Company seeks to take advantage of its technology leadership in the explosion metalworking business. In 1998 and 1999, the Company invested nearly $7 million in new manufacturing equipment and technologies at Mount Braddock, Pennsylvania, that has substantially increased manufacturing efficiencies and plant capacity. Management believes this new clad plate manufacturing facility provides a significant advantage to the Company in the global marketplace for explosion bonded clad metal plates. In 2001, the Company invested approximately $5.3 million in the acquisition of Nobelclad, strengthening its competitive position in Europe, and much of the rest of the world.

     Establish Global Presence. The Company seeks to establish a global sales and marketing presence in the major international markets for explosion metal working, including Europe, Australia, the Far East and the Americas. The Company is working to establish relationships with end users, engineering contractors, metal fabricators and independent sales representatives in these markets and has developed the capacity in its sales and marketing department to address these markets. The Company's plan to continue its international expansion depends on a number of factors. See "Risk Factors" for a discussion of certain of the risks associated with the Company's ability to establish a global presence.

     Add New Product Lines or Customers. The Company seeks to grow its sales base by adding new product lines and new customers to both of its business segments. The Company's future sales growth plans depend on a number of factors. See "Risk Factors" for a discussion of certain of the risks associated with the Company's ability to achieve its planned sales growth.

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

     Customer Profile and Marketing

     The primary industries served by the Company are the chemical processing, power generation, petrochemical, defense, aircraft engine and marine engineering industries. The Company's metal cladding customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. The Company's Aerospace Group customers operate in industries that require metal products that meet rigorous criteria for tolerances, weight, strength and reliability.

     At any given time, certain customers may account for significant portions of the Company's business. A significant portion of the Company's net sales is derived from a relatively small number of customers. Large customers also accounted for a significant portion of the Company's backlog as of March 2004. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company's principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     Backlog

     The Company's backlog with respect to its three Explosive Metalworking businesses was approximately $11.7 million at December 31, 2003 compared with approximately $8.6 million and $11.3 at December 31, 2002 and 2001, respectively. The Aerospace Group backlog was approximately $3.9 million and $5.1 million at December 31, 2003 and 2002, respectively (accurate records were not maintained for the December 31, 2001 Aerospace Group backlog). Backlog consists of firm purchase orders and commitments that the Company expects to fill within the next 12 months. The Company expects most of the backlog at December 31, 2003 to be filled during 2004. However, since orders may be rescheduled or canceled and a significant portion of the Company's net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

     Employees

     The Company employs approximately 190 full-time employees as of February 29, 2004, the majority of which are engaged in manufacturing operations. The Company believes that its relations with its employees are good. Of the 190 employees, there are 49 full-time employees working in France at the Nobelclad facility and 16 full-time employees working in Sweden for Nitro Metall. Twenty-six of the Nobelclad employees and all of the Swedish employees are members of trade unions.

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

     Financial Information about Foreign and Domestic Operations and Export
Sales

     See Note 7 to the Company's financial statements included under Item 8 for certain financial information about geographic areas and the Company's export sales.


ITEM 2.  Properties

     The Company's principal manufacturing site, which is owned by the Company, is located in Mount Braddock, Pennsylvania. The Company also leases property in Dunbar, Pennsylvania that serves as an explosion site. The lease for the Dunbar, Pennsylvania property will expire in December 2005, but has renewal options that extend through 2029. The Company leases office space in Boulder, Colorado to house its corporate headquarters under a lease with the building owner that expires in February 2006. The Company owns the land and buildings housing the operations of AMK in South Windsor, Connecticut. The Company leases the land and building occupied by its Spin Forge operations in El Segundo, California. The lease expires in January 2012, and the Company holds an option to purchase the land and building housing the Spin Forge operations at a fixed price through January 2005 and at market value thereafter. The Company, through its French subsidiary Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France and leases the land that serves as the shooting site in Tautavel, France. This lease expires in December 31, 2007 and may be extended. The Company, through its Swedish subsidiary, Nitro Metall, owns the buildings housing its manufacturing operations in Likenas, Sweden and leases the land. Both the buildings and the land housing the Nitro Metall sales office in Nora, Sweden are leased. These leases are automatically renewed every year. The Company believes that its current facilities are adequate for its existing operations and are in good condition. See "Item 1 - Risk Factors" for a discussion of certain of the risks associated with the Company's ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.


ITEM 3.  Legal Proceedings

     There are no significant pending legal proceedings against the Company or its subsidiary.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Stockholders was held on October 15, 2003. At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2006 Annual Meeting of Stockholders or until their respective successors are elected and (ii) approved the amendment of the Employee Stock Purchase Plan to increase the number of shares thereunder from 175,000 to 225,000.

     The Company had 5,072,943 shares of Common Stock outstanding as of August 25, 2003, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 4,933,480 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1:  Election of Directors

                DIRECTOR        Shares Voted "FOR"      Shares Withheld
                --------        ------------------      ---------------
           Mr. Bernard Hueber       4,918,346                15,134
           Mr. Gerard Munera        4,918,866                14,614


Proposal 2:  To approve the amendment of the Employee Stock Purchase Plan

             Shares Voted    Shares Voted         Shares        Shares
                "FOR"          "AGAINST"       "ABSTANING"     not voted
             ------------    ------------    --------------    ---------
               3,568,309        34,069           10,481        1,320,621

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

     The Common Stock of the Company is publicly traded on The Nasdaq SmallCap Market under the symbol "BOOM." The following table sets forth quarterly high and low bid quotations for the Common Stock during the Company's last two fiscal years, as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

         2004                                       High           Low
         ----                                       ----           ---

         January 1, 2004 to March 12, 2004         $ 3.53        $ 2.79

         2003
         ----

         First Quarter                             $ 2.90        $ 1.82
         Second Quarter                            $ 2.40        $ 1.82
         Third Quarter                             $ 3.99        $ 2.23
         Fourth Quarter                            $ 3.87        $ 2.54

         2002
         ----

         First Quarter                             $ 4.10        $ 2.52
         Second Quarter                            $ 3.98        $ 3.08
         Third Quarter                             $ 3.35        $ 2.00
         Fourth Quarter                            $ 3.41        $ 2.01


     As of March 12, 2004, there were approximately 471 holders of record of the Company's Common Stock.

     The Company has never declared or paid cash dividends on its Common Stock. The Company currently intends to retain any future earnings to finance the growth and development of its business and therefore does not anticipate paying any cash dividends in 2004.

ITEM 6.  Selected Financial Data

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                            Year Ended December 31,
                                                ----------------------------------------------------------------------------------
                                                     2003             2002            2001             2000             1999
                                                ----------------------------------------------------------------------------------
     Statement of Operations
     Net sales                                    $ 40,277,970     $ 43,885,896    $ 38,256,059     $ 29,424,723     $ 25,398,193
     Cost of products sold                          31,405,999       31,921,432      27,960,955       25,014,510       23,021,239
                                                ---------------  ---------------  --------------  ---------------  ---------------
       Gross profit                                  8,871,971       11,964,464      10,295,104        4,410,213        2,376,954
     Cost and expenses                               6,698,304        5,954,691       5,707,409        4,998,890        5,705,143
                                                ---------------  ---------------  --------------  ---------------  ---------------
     Income (loss) from operations                   2,173,667        6,009,773       4,587,695         (588,677)      (3,328,189)
     Other expense, net                                527,412          741,554         848,556          869,403          978,985
                                                ---------------  ---------------  --------------  ---------------  ---------------
     Income before income taxes                      1,646,255        5,268,219       3,739,139       (1,458,080)      (4,307,174)
     Income tax provision (benefit)                  1,058,006        2,065,953         615,600          164,000       (1,154,000)
                                                ---------------  ---------------  --------------  ---------------  ---------------
     Income (loss) from continuing operations          588,249        3,202,266       3,123,539       (1,622,080)      (3,153,174)
       Discontinued operations, net of tax          (1,297,407)        (714,029)       (334,309)         (38,419)         435,066
       Extraordinary item - loss from
         extinguishment of debt                              -                -               -          (80,111)               -
       Cumulative effect of change in
         accounting principle, net of tax
         benefit of $1,482,000                               -       (2,318,108)              -                -                -
                                                ---------------  ---------------  --------------  ---------------  ---------------
     Net income (loss)                            $   (709,158)    $    170,129    $  2,789,230     $ (1,740,610)    $ (2,718,108)
                                                ===============  ===============  ==============  ===============  ===============

     Income (loss) from continuing
       operations per share:
       Basic                                      $       0.12     $       0.64    $       0.62     $      (0.41)    $      (1.12)
       Diluted                                    $       0.12     $       0.63    $       0.62     $      (0.41)    $      (1.12)
     Net income (loss) per share:
       Basic                                      $      (0.14)    $       0.03    $       0.56     $      (0.43)    $      (0.96)
       Diluted                                    $      (0.14)    $       0.03    $       0.55     $      (0.43)    $      (0.96)
     Weighted average number of shares
       outstanding:
       Basic                                         5,067,324        5,042,382       5,003,399        4,004,873        2,822,184
       Diluted                                       5,110,806        5,087,051       5,051,223        4,004,873        2,822,184

     Financial Position
     Current assets                               $ 16,639,254     $ 16,576,271    $ 16,179,455     $ 14,182,452     $  8,617,386
     Total assets                                   32,381,408       33,697,992      36,913,345       35,406,455       30,087,318
     Current liabilities                            10,113,439        8,382,411       8,060,823        7,189,274       19,921,074
     Non-current liabilities                         6,683,563        9,750,841      14,206,528       10,477,887          136,261
     Stockholders' equity                           15,584,406       15,564,740      14,645,994       17,739,294       10,029,983

Selected unaudited quarterly financial data for the years ended December 31, 2003 and 2002 is presented below:

                                                                        Year ended December 31, 2003
                                                 ------------------------------------------------------------------------
                                                  Quarter ended     Quarter ended      Quarter ended      Quarter ended
                                                    March 31,          June 30,        September 30,      December 31,
                                                 ------------------------------------------------------------------------
Net sales                                          $  9,203,866      $ 10,701,205      $ 11,129,210       $  9,243,689

Gross profit                                       $  2,309,677      $  2,671,682      $  2,243,775       $  1,646,837

Income (loss) from continuing operations           $    336,192      $    515,517      $    226,239       $   (489,699)

Net income (loss)                                  $    153,705      $    395,407      $   (679,393)      $   (578,877)

Income (loss) from continuing operations
  per share - basic and diluted                    $       0.07      $       0.10      $       0.04       $      (0.10)

Net income (loss) per share - basic and diluted    $       0.03      $       0.08      $      (0.13)      $      (0.11)



                                                                       Year ended December 31, 2002
                                                 ------------------------------------------------------------------------
                                                  Quarter ended     Quarter ended      Quarter ended      Quarter ended
                                                    March 31,          June 30,        September 30,      December 31,
                                                 ------------------------------------------------------------------------
Net sales                                          $ 11,499,345      $  9,221,328      $ 10,267,254       $ 12,897,969

Gross profit                                       $  3,365,947      $  2,384,208      $  2,580,479       $  3,633,830

Income from continuing operations                  $  1,030,116      $    453,449      $    547,959       $  1,170,742

Net income (loss)                                  $ (1,531,572)     $    295,564      $    383,974       $  1,022,163

Income from continuing operations
  per share - basic and diluted                    $       0.20      $       0.09      $       0.11       $       0.23

Net income (loss) per share - basic and diluted    $      (0.30)     $       0.06      $       0.08       $       0.20


     The total net income (loss) per share for the 2003 and 2002 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

     For all of the quarters reported for the year ended December 31, 2002 and for the quarters ended March 31 and June 30, 2003, the amounts have been restated to reflect the reclassification of discontinued operations. In connection with the decision to sell its PMP division, the Company began to report PMP as discontinued operations beginning in its September 30, 2003 Form 10-Q. The amounts that were restated include net sales, gross profit and income from continuing operations.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     Executive Overview

     The year ended December 31, 2003 proved to be a challenging one for DMC. Our Explosive Metalworking Group and Aerospace Group both experienced declines in sales and operating results in 2003 as compared to those in 2002. Additionally, our PMP Division continued to experience significant operating losses in 2003, leading to our decision to sell this underperforming division. The sale of PMP was completed on October 7, 2003 and the operating losses of PMP, as well as the loss recorded on the sale, have been presented as "Discontinued Operations" in our consolidated statements of operations for the years ended December 31, 2003, 2002 and 2001 (PMP results were previously reported with those of our Aerospace Group). As a result of a decrease in income from continuing operations from $3,202,266 in 2002 to $588,249 in 2003 and a loss from discontinued operations of $1,297,407 in 2003, DMC reported a consolidated net loss of $709,158 for the year ended December 31, 2003. This consolidated net loss compared to consolidated net income of $170,129 in 2002 that included a loss from discontinued operations of $714,029 and an after tax loss of $2,318,108 from the cumulative effect of a change in accounting principle that related to the write-off of PMP's goodwill.

     The Explosive Metalworking Group began 2003 with a relatively low backlog of $8.6 million and experienced a slow flow of new orders during the first half of 2003. As a result, Explosive Metalworking 2003 sales and operating income declined to $33,043,448 and $2,854,818, respectively, from $35,603,415 and
$6,149,962, respectively, in 2002. After eliminating the favorable foreign exchange effects of approximately $2.25 million relating to the translation of Nobelclad Europe's sales from Euros to U.S. dollars, the year-to-year sales decline for the Explosive Metalworking Group approximated $4.8 million. Other than the variable costs of direct materials, supplies, labor and subcontract costs associated with the production and sale of clad products, the major portion of manufacturing overhead expenses and operating expenses for both the U.S. and European cladding businesses are fixed in nature. As a result, the decrease in 2003 sales volume led to a significant reduction in gross profit margins and operating income for the Explosive Metalworking Group. Steps have recently been taken to improve the fixed cost structure of our two European cladding businesses, but full benefit from these organizational changes will not be realized until 2005 due to transitional employment and severance costs that will be incurred in 2004.

     The outlook for measurable improvement in 2004 sales performance and operating income is promising. The Explosive Metalworking backlog increased to $11.7 million at December 31, 2003 and the flow of new orders during the early weeks of 2004 has been very strong. U.S. demand for our clad metal products is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities. Postponed capital spending within these industries over the past few years, improved economic conditions and the "Clean Fuels Act" appear to be working together to increase demand for our products in the U.S. In contrast to the U.S. market, demand for our clad products in Europe is more dependent on large projects, such as the building of new purified terephthalic acid ("PTA") plants in different parts of the world, and on sales of electrical transition joints that are used in the aluminum smelting industry. European sales should improve in 2004 as Nobelclad receives expected customer orders in support of scheduled new PTA plant construction and continues to gain market share in the electrical transition joint business. We do not expect to benefit in 2004 from a large nickel hydrometallurgy project, such as the Goro project that contributed more than $5 million to 2002 sales, but new hydrometallurgy projects are in the planning phase and could appear as early as 2005.

     Our Aerospace Group reported sales of $7,234,522 in 2003 as compared to sales of $8,282,481 in 2002. This decrease in sales, which was split evenly between Spin Forge and AMK Welding, contributed to an increase in the Aerospace Group operating loss from $140,189 in 2002 to $681,151 in 2003. Spin Forge reported operating losses in excess of $1.1 million in both 2002 and 2003, with its 2002 operating loss being almost entirely offset by record operating income at AMK Welding. While Spin Forge is currently involved in a number of new development programs, it remains highly dependent on two missile motor case programs for the defense industry. There are no current orders for one of these two programs and it is not clear when Spin Forge will receive the next order. Management is hopeful that Spin Forge can show the significant improvement in its 2004 sales and operating results that has been budgeted, but such improvement is dependent on the booking of a significant amount of new orders during the first half of 2004. AMK

Welding reported record sales and operating income in 2002 as a result of significant revenues from welding development work on a new ground-based turbine that did not recur in 2003. AMK Welding sales and operating results for 2004 will likely be comparable to those for 2003, but the prospects for 2005 and beyond appear to be excellent as the new ground-based turbine goes into production and the demand for commercial aircraft engines, which has been depressed since 2001, improves. As the new ground-based turbine goes into production, AMK Welding may be required to invest approximately $600,000 to $700,000 in a new heat treat furnace and other capital equipment to support the anticipated increase in production volume and customer delivery requirements. The Company believes that it will have sufficient cash resources to fund such capital expenditures.

     Despite the net loss reported in 2003 and the small amount of net income reported in 2002, DMC generated cash flow from operations of more than $2.0 million and $5.1 million for the respective years. Approximately $1.0 million and $1.5 million of the operating cash flow was used for capital expenditures in 2003 and 2002, respectively, with most of the remaining operating cash flow used to repay long-term debt obligations or reduce net borrowings under working capital lines of credit. With the expected improvement in 2004 operating income and minimal expected income tax payments due to more than $2.7 million in net operating loss carry-forwards for U.S. Federal income tax purposes, operating cash flow for 2004 should be very strong. A significant portion of the operating cash flow that we expect to generate in 2004 will be used to satisfy approximately $2.6 million in principle payments that are due in 2004 under various long-term debt agreements, which will further strengthen our balance sheet that benefited from long-term debt principal payments of approximately $2.2 million in 2003.

     Year Ended December 31, 2003 compared to Year Ended December 31, 2002

     Net Sales. Net sales for 2003 decreased 8.2% to $40,277,970 from $43,885,896 in 2002. Sales by our Explosive Metalworking Group, which include explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased 7.2% to $33,043,448 in 2003 (82.0% of total sales) from $35,603,415 in
2002 (81.1% of total sales). The Explosive Metalworking sales decrease reflects a 14.7% decrease in U.S. clad sales that was partially offset by a 9.5% U.S. dollar sales increase at Nobleclad Europe. The Noblelclad Europe sales increase of approximately $1.05 million includes a sales volume decrease of approximately $1.2 million that was entirely offset by a favorable foreign exchange translation adjustment of approximately $2.25 million due to the significant decline in the value of the U.S. dollar against the Euro. The decrease in worldwide Explosive Metalworking Group sales is principally attributable to more than $5 million of 2002 shipments in support of Inco's Goro Nickel Project in New Caledonia. There were no similar large project orders and shipments in 2003. Our Aerospace Group contributed $7,234,522 to 2003 sales (18.0% of total sales) versus sales of $8,282,481 in 2002 (18.9% of total sales). This 12.7% sales decrease reflects year-to-year sales decreases of 10% and 16.5% at Spin Forge and AMK Welding, respectively. The Spin Forge sales decrease relates to the absence of sales in 2003 under a pressurant tank program for launch vehicles that generated more than $900,000 of revenues in 2002. AMK Welding reported record sales in 2002 as a result significant revenues from welding development work on a new ground-based turbine that has not yet reached the production phase. The absence of similar development work in 2003 resulted in the year-to-year sales decrease at AMK.

     Gross Profit. Gross profit for 2003 decreased by 25.8% to $8,871,971 from $11,964,464 in 2002. Our consolidated gross profit margin decreased to 22.0% in 2003 from 27.3% in 2002. The gross profit margin for our Explosion Metalworking Group decreased from 31.6% in 2002 to 25.9% in 2003, while the gross profit margin for the Aerospace Group decreased to 4.3% in 2003 from 8.7% in 2002. The decrease in the gross profit margin for the Explosive Metalworking Group is principally due to the 2003 sales decrease discussed above and the resultant less favorable absorption of fixed manufacturing overhead expenses. The decline in the gross margin rate for the Aerospace Group is principally due to the sales declines experienced by both Spin Forge and AMK Welding. Spin Forge reported a negative gross margin of 8.9% in 2003, a slight improvement from the negative gross margin of 10.8% that it recorded in 2002. AMK Welding's gross margin declined from a record level of 38.5% in 2002 to 26.1% in 2003.

     General and Administrative. General and administrative expenses increased by $235,787, or 6.8%, to $3,682,150 in 2003 from $3,446,363 in 2002.
Approximately $175,000 of the increase in general and administrative expenses reflects increased legal, audit and board of directors expenses associated with Sarbanes-Oxley compliance, activities surrounding the divestiture of PMP, and amendments to the Company's articles of incorporation. As a percentage of net sales, general and administrative expenses increased to 9.1% in 2003 from 7.9% in 2002. This increased percentage is attributable to decreased 2003 net sales and higher year-to-year spending levels for our U.S. operations.

     Selling Expense. Selling expenses increased by 20.2% to $3,016,154 in 2003 from $2,508,328 in 2002. This increase in selling expenses is largely attributable to an increase in outside selling commissions associated with a large export order that Nobelclad shipped during 2003. As a result of the increase in outside sales commissions and an unfavorable foreign exchange translation adjustment of approximately $150,000, Nobleclad Europe's selling expenses increased from $794,305 in 2002 to $1,482,548 in 2003. Selling expenses for our U.S. operations decreased from $1,714,023 in 2002 to $1,533,606 in 2003 due principally to a decrease in bonuses earned by the U.S. Explosive Metalworking Group sales team. As a result of the decrease in 2003 net sales and higher year-to-year selling expenses at Nobelclad, consolidated selling expenses as a percentage of net sales increased to 7.5% in 2003 from 5.7% in 2002.

     Income from Operations. DMC reported income from operations of $2,173,667 in 2003, a decrease of $3,836,106 from the $6,009,773 of operating income reported in 2002. This year-to-year decrease reflects a significant decline in operating income reported by our Explosive Metalworking Group and an increased operating loss for our Aerospace Group. Our Explosive Metalworking Group reported income from operations of $2,854,818 in 2003 as compared to $6,149,962 in 2002. This significant decrease in 2003 Explosive Metalworking operating income is largely attributable to the sales decrease discussed above, which resulted in a $2,682,092 decline in reported gross profit, and higher 2003 selling expenses. As we stated at the beginning of 2003, with no large projects like the Goro Nickel Project on the horizon, the Explosive Metalworking Group would likely have difficulty matching its 2002 sales and operating income performance in 2003. This proved to be the case. However, an improved year-end 2003 backlog and strong booking levels during the early part of 2004 support the outlook for significant improvement in the Group's 2004 sales and operating results.

     DMC's Aerospace Group reported a loss from operations of $681,151 in 2003 compared to an operating loss of $140,189 in 2002. Spin Forge reported operating losses in excess of $1.1 million in both 2002 and 2003, with its 2002 operating loss being almost entirely offset by record operating income at AMK Welding. AMK Welding's operating income in 2003 was less than half of that reported in 2002 as a result of the 16.5% decrease in its 2003 sales.

     Interest Expense, net. Interest expense decreased by 26.2% to $508,505 in 2003 from $689,129 in 2002. This decrease relates principally to a decline in interest rates during the year but also reflects lower average borrowings. Outstanding borrowings were reduced to $10,708,213 at December 31, 2003 from $11,702,329 at the end of 2002. Related party interest expense totaled $181,741 and $272,727 in 2003 and 2002, respectively.

     Income Tax Provision. DMC recorded a consolidated income tax provision of $1,058,006 in 2003 on income from continuing operations as compared to a consolidated income tax provision of $2,065,953 in 2002. The effective tax rate increased to 64.3% in 2003 from 39.2% in 2002. The 2003 and 2002 income tax provisions include $1,034,299 and $1,749,300, respectively, related to U.S. taxes, with the remainder relating to foreign taxes (or tax benefits) associated with the operations of Nobelclad and its Swedish subsidiary Nitro Metall. The effective tax rate for 2003 is high because U.S. taxes were provided at a 39% rate on $732,256 of intercompany dividends received in 2003 from Nobleclad. The dividend income was eliminated in DMC's consolidated statement of operations, but U.S. taxes are provided on such dividend income in the consolidated income tax provision without any offsetting tax credit as the recoverability of that tax credit does not meet the more likely than not test required by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. This increased the consolidated effective tax rate increased from an expected rate of approximately 39% to an actual rate of 64.3%. Income tax provisions on the 2003 and 2002 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates.

     Income from Continuing Operations. Income from continuing operations before cumulative effect of a change in accounting principle decreased from $3,202,266 in 2002 to $588,249 in 2003. This decrease is principally attributable to the large decrease in 2003 income from operations as discussed above and an increase in the effective tax rate from 39.2% in 2002 to 64.3% in 2003.

     Discontinued Operations. In August of 2003, DMC announced that PMP was continuing to incur significant operating losses and that management would be considering alternatives with respect to PMP, including the potential sale or closure of the business. On October 7, 2003, DMC completed the sale of its PMP division. The sales price was $580,000 and is being financed through the issuance of a promissory note payable over a 2 1/2 year period. The sale included the inventory and property, plant and equipment of PMP. The loss recorded on the sale of PMP, as well as the operating losses reported by PMP in 2003, 2002 and 2001, have been reported as discontinued operations, net of related tax benefits. The net loss from discontinued operations increased from $714,029 in 2002 to $1,297,407 in 2003, with the 2003 net loss including a net of tax loss from operations of $587,098 (as compared to $714,029 in 2002) and a $710,309 net of tax loss from the sale of PMP assets.

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

     Net Income. The Company recorded a net loss of $709,158 in 2003 compared to net income of $170,129 in 2002. The 2003 net loss includes income form continuing operations of $588,249 and a loss from discontinued operations of $1,297,407. Net income for 2002 includes income from continuing operations of $3,202,266 that was almost entirely offset by a loss from discontinued operations of $714,029 and a loss of $2,318,108 related to the cumulative effect of a change in accounting principle as further described above.

     Year Ended December 31, 2002 compared to Year Ended December 31, 2001

     Net Sales. Net sales for 2002 increased 14.7% to $43,885,896 from $38,256,059 in 2001. Sales by our Explosive Metalworking Group, which include explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased 18.6% to $35,603,415 in 2002 (81.1% of total sales) from $30,019,586 in 2001 (78.5% of total sales). Explosive Metalworking Group results for 2002 and 2001 include net sales of Nobelclad in the amounts of $11,017,250 and $9,867,000, respectively. The 18.6% increase in worldwide Explosive Metalworking Group sales is principally attributable to more than $5 million of 2002 shipments in support of Inco's Goro Nickel Project in New Caledonia. Our Aerospace Group contributed $8,282,481 to 2002 sales (18.9% of total sales) versus sales of $8,236,473 in 2001 (21.5% of total sales). This small increase reflects a 60% sales increase at AMK Welding that was largely offset by a 19% decrease in year-to-year sales at Spin Forge. AMK Welding's large sales increase reflects a significant amount of revenues that it derived in 2002 from welding development work on a new ground-based turbine. The Spin Forge sales decrease relates a more than $1 million year-to-year decrease in sales under a pressurant tank program for launch vehicles.

     Gross Profit. Gross profit for 2002 increased by 16.2% to $11,964,464 from $10,295,104 in 2001. Our consolidated gross profit margin increased to 27.3% in 2002 from 26.9% in 2001. The gross profit margin for our Explosion Metalworking Group increased from 30.9% in 2001 to 31.6% in 2002, while the gross profit margin for the Aerospace Group decreased to 8.7% in 2002 from 12.6% in 2001. The increase in the gross profit margin for the Explosive Metalworking Group is principally due to increased sales relating to the Goro Nickel Project and the more favorable absorption of fixed manufacturing overhead expenses that resulted from the higher 2002 sales volume. The decline in the gross margin rate for the Aerospace Group is principally due to the poor sales performance of Spin Forge where a negative gross margin of 11% was reported in 2002 compared to a positive gross margin of 8% in 2001. The negative 2002 gross margin at Spin Forge was largely attributable to sales for this division being at a level that did not provide for full coverage of its fixed manufacturing overhead costs.

     General and Administrative. General and administrative expenses increased by $154,704 or 4.7%, to $3,446,363 in 2002 from $3,291,659 in 2001. The increase in general and administrative expenses is principally attributable to increased compensation expense associated with annual salary adjustments. As a percentage of net sales, general and administrative expenses decreased from 8.6% in 2001 to 7.9% in 2002 due to the increase in 2002 sales.

     Selling Expense. Selling expenses increased by 3.8% to $2,508,328 in 2002 from $2,415,750 in 2001. The increase in 2002 selling expenses relates to increased compensation expense associated with higher 2002 bonuses for the

Explosive Metalworking Group and annual salary adjustments. As a percentage of net sales, selling expenses decreased from 6.3% in 2001 to 5.7% in 2002 due to the increase in 2002 net sales.

     Income from Operations. DMC reported income from operations of $6,009,773 in 2002, an increase of $1,422,078, or 31.0%, from the $4,587,695 reported in 2001. This year-to-year increase reflects a significant improvement in operating results for our Explosive Metalworking Group that was partially offset by the 2002 operating loss experienced by our Aerospace Group. Our Explosive Metalworking Group reported income from operations of $6,149,962 in 2002 as compared to $4,487,824 in 2001. This 37% increase in operating income is largely attributable to the 18.6% sales increase discussed above. DMC's Aerospace Group reported a loss from operations of $140,189 in 2002 compared to operating income of $99,871 in 2001. The Group's 2002 operating loss is attributable to the previously discussed decline in sales and gross profit at Spin Forge that was only partially offset by excellent operating results at AMK Welding.

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

     Income Tax Provision. DMC recorded a consolidated income tax provision of $2,065,953 in 2002 on income before income taxes, extraordinary item and cumulative effect of a change in accounting principle as compared to a consolidated income tax provision of $615,600 in 2001. This significant increase reflects an increase in the effective tax rate to 39.2% in 2002 from 16.5% in 2001. The 2002 and 2001 income tax provisions include $1,749,300 and $316,600, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and Nitro Metall. The 2001 tax provision in the U.S. was low because DMC was able to generate enough taxable income in 2001 to allow it to fully recognize the tax benefits associated with operating loss carry-forwards for which valuation allowances has been established as of December 31, 2000. Income tax provisions on the 2002 and 2001 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates.

     Income from Continuing Operations. Income from continuing operations before cumulative effect of a change in accounting principle increased from $3,123,539 in 2001 to $3,202,266 in 2002 despite an increase in 2002 income before taxes of more than $1.5 million. The reason for this small increase in year-to-year income from continuing operations is attributable to an increase in the effective tax rate from 16.5% in 2001 to 39.2% in 2002 as explained above.

     Discontinued Operations. On October 7, 2003, DMC completed the sale of its PMP division. The loss recorded on the sale of PMP, as well as the operating losses reported by PMP in 2003, 2002 and 2001, have been reported as discontinued operations, net of related tax benefits. The net loss from discontinued operations increased from $334,309 in 2001 to $714,029 in 2002 as a result of a significant decline in PMP's sales from 2001 to 2002 and an increase in PMP's pre-tax operating loss from $548,309 in 2001 to $1,170,629 in 2002. A tax benefit of $456,600 and $214,000 was recognized in 2002 and 2001 with respect to PMP's operating losses using an estimated U.S. effective tax rate of 39%.

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

     Net Income. The Company recorded net income of $170,129 in 2002 compared to net income of $2,789,230 in 2001. This decline is attributable to the $2,318,108 goodwill impairment charge discussed above and an increase in the effective income tax rate to 39.2% in 2002 from 16.5% in 2001.

     LIQUIDITY AND CAPITAL RESOURCES

     Historically, DMC has obtained its operational financing from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock. On June 14, 2000, our stockholders approved a Stock Purchase Agreement between DMC and SNPE, Inc ("SNPE"). The closing of the transaction resulted in a payment from SNPE of $5,800,000 to DMC in exchange for 2,109,091 shares of DMC common stock at a price of $2.75 per share causing SNPE to become a majority stockholder of DMC on the closing date. An additional $1,200,000 cash payment was made by SNPE to DMC to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. We also borrowed $3,500,000 on June 14, 2000 under a credit facility with SNPE that carried interest at the Federal Funds Rate plus 1.5% and provided for maximum borrowings of $4,500,000. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled us to repay all outstanding borrowings under a bank revolving credit facility on which the Company had defaulted.

     In connection with its July 3, 2001 acquisition of Nobelclad, DMC entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. In anticipation of its acquisition by DMC, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a term loan with a French bank in the amount of 1,448,266 Euros ($1,818,587 based upon the December 31, 2003 exchange rate). This term loan carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Annual principal payments of 289,653 Euros begin on June 21, 2004 and are due on each anniversary date thereafter until final maturity on June 21, 2008. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($2,511,400 based upon the December 31, 2003 exchange rate) intercompany working capital line with Groupe SNPE under which borrowings of $753,420 were outstanding as of December 31, 2003. This intercompany line bears interest at EURIBOR plus 1.5%. Additionally, DMC maintains a 4,000,000 Swedish Krona line of credit with a Swedish bank for its Nitro Metall operations. As of December 31, 2003, there was 2,924,959 Swedish Krona in outstanding borrowings under this line of credit ($403,865 based upon the December 31, 2003 exchange rate) and the line has a variable interest rate, which was 2.75% at December 31, 2003.

     In December 2001, we obtained a $6,000,000 revolving line of credit with a U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This bank line of credit is being used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line of credit were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line expires on December 4, 2004 and carries an interest rate equal to the bank's prime rate plus 0.5%. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventories of our U.S. operations and by new investments in property, plant and equipment with respect to U.S. operations that are made during the term of the agreement. As of December 31, 2003, borrowing availability under the line of credit was approximately $3.7 million greater than the $902,339 in outstanding borrowings as of that date.

     We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future. However, a significant portion of our sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing favorably on the basis of price. Risks associated with the availability of funds are minimized by borrowing from multiple lenders. The nature of DMC's business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

     The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of December 31, 2003, the Company failed to meet minimum book net worth and minimum net income covenants for its U.S. operations under its revolving line of credit with a U.S. bank. At the beginning of 2003, the lender established monthly, quarterly and annual financial covenants that were based upon Company management's forecast of operating results for the respective periods. Covenant violations occurred as a result of an unexpected fourth quarter net loss that was largely attributable to lower than expected fourth quarter sales and operating income and a year-end tax provision adjustment. The Company has obtained waivers from its lender for these violations and new financial covenants for 2004 have been established that are based upon management's forecast of 2004 operating results, cash flows and capital expenditures of the Company's U.S. operations. Therefore, as of December 31, 2003, the Company is in compliance with all financial covenants and provisions of its debt agreements. There is no assurance that the Company will not violate financial covenants in the future and, in the event of a default, that the Company will be successful in obtaining waivers.

     The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company's debt obligations.

                                                                    Payment Due by Period
                                                                   As of December 31, 2003
                                       -------------------------------------------------------------------------------
                                         Less than                                        More than         Total
                                           1 Year        1-3 Years       4-5 Years         5 Years
                                       -------------   -------------   -------------    -------------   -------------
  Bank lines of credit                  $ 1,306,204     $         -     $         -      $         -     $ 1,306,204
  SNPE S.A. line of credit                  753,420               -               -                -         753,420
  SNPE, Inc. Subordinated note                    -       1,200,000               -                -       1,200,000
  SNPE, Inc. Term Loan                    1,333,332         666,670               -                -       2,000,002
  Term Loan with French bank                363,717         727,434         727,436                -       1,818,587
  Industrial development revenue bonds      930,000         975,000         420,000        1,305,000       3,630,000
                                       -------------   -------------   -------------    -------------   -------------
Total debt obligations*                   4,686,673       3,569,104       1,147,436        1,305,000      10,708,213

Operating lease obligations**               854,982       1,164,174         795,505        1,088,784       3,903,445

Purchase obligations**                    2,612,835               -               -                -       2,612,835
                                       -------------   -------------   -------------    -------------   -------------
Total                                   $ 8,154,490     $ 4,733,278     $ 1,942,941      $ 2,393,784     $17,224,493
                                       =============   =============   =============    =============   =============

*  Reflected on accompanying consolidated balance sheets.
** Not reflected on accompany consolidated balance sheets.


     Debt obligations. For more information about our debt obligations, refer to
Note 4 to the Company's financial statements.

     Operating lease obligations. Our operating lease obligations are primarily real estate and equipment leases used in the normal operation of the business.

     Purchase obligations. Purchase obligations represent open purchase commitments. These commitments are all short term in nature and in the normal course of the Company's business.

     Highlights From the Statement of Cash Flows for the Year Ended December 31, 2003

     Net cash flows provided by operating activities for the year ended December 31, 2003 totaled $2,015,998, which consisted primarily of income from continuing operations of $588,249 adjusted for non-cash depreciation and amortization expense of $1,488,961. Also included in cash flows provided by operating activities was a provision for deferred income taxes of $882,439. These sources of operating cash flow were partially offset by negative net changes in various components of working capital in the amount of $943,651. Net negative changes in working capital included an increase in inventories and a decrease in accrued expenses of $1,511,423 and $1,120,475 respectively. These negative changes in working capital were partially offset by a $1,949,478 decrease in accounts receivable.

     Net cash flow used in investing activities for the year ended December 31, 2003 was $917,927 and consisted primarily of $1,009,447 in capital expenditures.

     Net cash flow used in financing activities for the year ended December 31, 2003 was $1,244,130. Significant uses of cash for financing activities included related party debt repayments of $1,333,332 and industrial development revenue bond principal payments of $855,000. These payments were partially offset by related party and bank lines of credit borrowings of $425,167 and 335,289 respectively.

     Highlights From the Statement of Cash Flows for the Year Ended December 31, 2002

     Net cash flows provided by operating activities for the year ended December 31, 2002 was $5,120,716, which consisted primarily of income from continuing operations of $3,202,266 adjusted for non-cash depreciation and amortization expense of $1,486,207. Also included in cash flows provided by operating activities was a provision for deferred income taxes of 1,760,553. Net negative changes in various components of working capital totaling $1,319,423 partially offset these sources of cash flow. Negative changes in working capital include an increase in accounts receivable and a decrease in accounts payable of $2,041,422 and $1,080,365 respectively. A decrease in inventories of $1,368,847 help to partially offset these negative changes in working capital.

     Net cash flow used in investing activities for the year ended December 31, 2002 was $1,444,898 and consisted primarily of $1,473,252 in capital expenditures.

     Net cash flow used in financing activities for the year ended December 31, 2002 was $3,685,286. Significant uses of cash for financing activities included a $2,451,266 reduction in borrowings under bank lines of credit, related party debt repayments of $815,107 and industrial development revenue bond principal payment of $795,000.

     Highlights From the Statement of Cash Flows for the Year Ended December 31, 2001

     Net cash flows provided by operating activities for the year ended December 31, 2001 totaled $4,827,298. Significant sources of operating cash flow included income from continuing operations of $3,123,539 and non-cash depreciation and amortization expense of $1,298,139. Also included in cash flows provided by operating activities was a provision for deferred income taxes of $293,600. Positive net changes in various components of working capital contributed $112,020 to cash flow from operating activities for the year.

     Net cash flow used in investing activities for the year ended December 31, 2001 was $1,203,580 and consisted primarily of $1,200,299 in capital expenditures.

     Financing activities for the year ended December 31, 2001 used $1,747,098 of cash. Significant sources of cash flow from financing activities included borrowings on bank lines of credit in the amount of $3,381,097 and an aggregate amount of $5,228,000 in proceeds from a term loan with SNPE, Inc and a French bank related to the acquisition of Nobelclad and Nitro Metall. These sources were more than offset by the repayment of intercompany line of credit borrowings in the amount of $3,941,000, distributions to DMC's parent related to July 2001 reorganization of Nobelclad/Nitro Metall in the amount of $5,293,000, bond principal payments of $725,000, and dividends payments of $296,000 by Nobelclad and Nitro Metall to NEF, their former parent company.

     Future Capital Needs and Resources

     We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized for:

     - operating expenses to support our domestic and foreign manufacturing operations;
     -  capital expenditures;
     -  debt service requirements; and
     -  other general corporate expenditures.

     We expect cash inflows from operating activities to exceed outflows for the full year 2004. However, our success depends on the execution of our strategies, including our ability to:

     - secure an adequate level of new customer orders at all operating divisions; and
     -  continue to implement the most cost-effective internal processes.

     Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations during 2004. In making this assessment, we have considered:

     - presently scheduled debt service requirements during 2004, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;
     -  the anticipated level of capital expenditures in 2004; and
     -  our expectation of realizing positive cash flow from operations in 2004.

     Critical Accounting Policies

     In response to the SEC's Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, asset impairments, inventory valuation and impact of foreign currency exchange rate risks.

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

     Asset Impairments. The Company reviews its long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

     In performing its asset impairment evaluation of Spin Forge fixed assets as of December 31, 2003, Company management projected a return to profitability of this division in 2005 and subsequent years that would enable asset recoverability through the generation of future positive cash flows. Estimates of such future profitability and positive cash flows are partially dependent on the continuation of a missile motor case program that is currently on hold and future revenues from the successful development of new programs. Management believes its projection of future results are supported by realistic estimates of future sales volume under existing programs and new sales that should result from current new business development projects and recent quoting activities. Spin Forge's projected return to profitability is also supported by the magnitude of the operating income that it reported in both 1998 and 1999 at sales levels below those that are projected for 2005 and subsequent years. If actual results are significantly less than those projected by Company management, the Company may be required to record an asset impairment in the future.

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

     Impact of SFAS No. 142. In June 2001, the FASB authorized the issuance of Statement of Financial Accounting Standards ("SFAS") No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer amortized on a straight-line basis over its estimated useful life, but is tested for impairment on an annual basis and whenever indicators of impairment arise. The goodwill impairment test, which is based on fair value, is to be performed on a reporting unit level. A reporting unit is defined as a SFAS No. 131 operating segment or one level lower. Goodwill is no longer allocated to other long-lived assets for impairment testing under SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be disposed of. Under SFAS No. 142, intangible assets with indefinite lives are not amortized. Instead, they are carried at the lower cost or market value and tested for impairment at least annually. All other recognized intangible assets continue to be amortized over their estimated useful lives.

     DMC adopted SFAS No. 142 as of January 1, 2002 and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company's 1998 acquisition of PMP could be impaired. In the fourth quarter of 2002, DMC completed its evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired. Accordingly, the Company wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108, or $.46 per diluted share, as a cumulative effect of a change in accounting principle.

     Off Balance Sheet Arrangements

     We have no obligations, assets or liabilities other than those disclosed in the financial statements forming part of this Form 10-K; no trading activities involving non-exchange traded contracts accounted for at fair value; and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

                                                             As of December 31,
                                                                    2003
                                                             ------------------

      Bank lines of credit - variable rates                      $1,306,204
          Weighted average interest rate                           3.96%

      SNPE S.A. line of credit - variable rate                    $753,420
          Interest rate                                            3.59%

      SNPE, Inc. Subordinated note - fixed rate                  $1,200,000
          Interest rate                                            5.00%

      SNPE, Inc Term-loan - variable rate                        $2,000,002
          Interest rate                                            3.94%

      Term-loan with French bank - variable rate                 $1,818,587
          Interest rate                                            2.49%

      Industrial development revenue Bonds - variable rate       $3,630,000
          Interest rate                                            1.35%


     Prior to the acquisition of Nobelclad in 2001, all of DMC's sales were made in U.S. Dollars and, as a result, DMC was not exposed to foreign exchange risks. On a going forward basis, the functional currencies for the foreign operations of Nobelclad and Nitro Metall are the Euro and the Swedish Krona, respectively. Thus, the major foreign exchange risks relates to the Euro / Swedish Krona and Euro / U.S. Dollar conversion rates. Additionally, the Company occasionally enters into transactions denominated in currencies other than the local currency, which exposes us to other foreign exchange risks. Sales made in currencies other than U.S. Dollars accounted for 31%, 25% and 26% of total sales for the years ended 2003, 2002 and 2001, respectively.

ITEM 8.  Consolidated Financial Statements


                  DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

         As of December 31, 2003 and 2002 and for the Three Years Ended
                          December 2003, 2002 and 2001

                                                                            Page

Report of Independent Auditor.............................................   26
Financial Statements:
     Consolidated Balance Sheets..........................................   27
     Consolidated Statements of Operations................................   29
     Consolidated Statements of Stockholders' Equity......................   30
     Consolidated Statements of Cash Flows................................   33
     Notes to Consolidated Financial Statements ..........................   35

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 "Exhibits, Financial Statement Schedules and Reports on Form 8-K".

                          REPORT OF INDEPENDENT AUDITOR

To the Stockholders and the
Board of Directors of Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of Dynamic Materials Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiaries as of December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."



                                          /s/ ERNST & YOUNG LLP

Denver, Colorado
February 27, 2004



                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                        AS OF DECEMBER 31, 2003 AND 2002

                                     ASSETS                         2003            2002
                                     ------                     ------------    ------------

CURRENT ASSETS:
  Cash and cash equivalents                                     $    521,697    $  1,158,234
  Accounts receivable, net of allowance for doubtful
    accounts of $216,384 and $255,769, respectively                6,922,630       8,747,238
  Inventories                                                      7,441,712       5,557,063
  Prepaid expense and other                                        1,207,615         798,236
  Current portion of promissory note receivable                      157,500               -
  Current deferred tax asset                                         388,100         315,500
                                                                ------------    ------------
           Total current assets                                   16,639,254      16,576,271

PROPERTY, PLANT AND EQUIPMENT                                     22,702,857      21,096,656
  Less - Accumulated depreciation                                 (8,686,208)     (7,121,552)
                                                                ------------    ------------
           Property, plant and equipment                          14,016,649      13,975,104

RESTRICTED CASH AND INVESTMENTS                                      191,999         191,202

GOODWILL, net of accumulated amortization of $234,299                847,076         847,076

INTANGIBLE ASSETS, net of accumulated amortization
  of $694,854 and $672,354, respectively                              66,668          89,168

OTHER ASSETS, net                                                    197,262         289,579

PROMISSORY NOTE RECEIVABLE                                           422,500               -

NET ASSETS OF DISCONTINUED OPERATIONS                                      -       1,729,592
                                                                ------------    ------------
         TOTAL ASSETS                                           $ 32,381,408    $ 33,697,992
                                                                ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.




                  DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                       AS OF DECEMBER 31, 2003 AND 2002


          LIABILITIES AND STOCKHOLDERS' EQUITY                      2003            2002
          ------------------------------------                  ------------    ------------

CURRENT LIABILITIES:
  Bank overdraft                                                $    288,162    $    213,979
  Accounts payable                                                 2,759,121       2,404,662
  Accrued expenses                                                 2,379,483       3,340,071
  Lines of credit - current                                        2,059,624         235,367
  Current maturities on long-term debt                             2,627,049       2,188,332
                                                                ------------    ------------
           Total current liabilities                              10,113,439       8,382,411

LONG-TERM BANK LINE OF CREDIT                                              -         929,839

OTHER LONG-TERM DEBT                                               6,021,540       8,348,791

NET DEFERRED TAX LIABILITIES                                         485,555         334,200

DEFERRED GAIN ON SWAP TERMINATION                                     37,245          48,493

OTHER LONG-TERM LIABILITIES                                          139,223          89,518
                                                                ------------    ------------
           Total liabilities                                      16,797,002      18,133,252
                                                                ------------    ------------


STOCKHOLDERS' EQUITY:
  Preferred stock, $.05 par value; 4,000,000 shares
    authorized; no issued and outstanding shares                           -               -
  Common stock, $.05 par value; 15,000,000 shares authorized;
    5,088,884 and 5,061,390 shares issued and outstanding,
    respectively                                                     254,446         253,071
  Additional paid-in capital                                      12,428,545      12,373,568
  Retained earnings                                                2,053,869       2,763,027
  Other cumulative comprehensive income                              847,546         175,074
                                                                ------------    ------------
           Total stockholders' equity                             15,584,406      15,564,740
                                                                ------------    ------------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 32,381,408    $ 33,697,992
                                                                ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.

                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                    2003            2002            2001
                                                                ------------    ------------    ------------
NET SALES                                                       $ 40,277,970    $ 43,885,896    $ 38,256,059

COST OF PRODUCTS SOLD                                             31,405,999      31,921,432      27,960,955
                                                                ------------    ------------    ------------
       Gross profit                                                8,871,971      11,964,464      10,295,104
                                                                ------------    ------------    ------------
COSTS AND EXPENSES:
  General and administrative expenses                              3,682,150       3,446,363       3,291,659
  Selling expenses                                                 3,016,154       2,508,328       2,415,750
                                                                ------------    ------------    ------------
       Total costs and expenses                                    6,698,304       5,954,691       5,707,409
                                                                ------------    ------------    ------------
INCOME FROM OPERATIONS                                             2,173,667       6,009,773       4,587,695

OTHER INCOME (EXPENSE):
  Other income (expense), net                                        (18,907)        (52,425)        (75,833)
  Interest expense                                                  (336,324)       (420,503)       (311,571)
  Related party interest expense                                    (181,741)       (272,727)       (488,000)
  Interest income                                                      9,560           4,101          26,848
                                                                ------------    ------------    ------------
     INCOME BEFORE INCOME
       TAXES                                                       1,646,255       5,268,219       3,739,139

INCOME TAX PROVISION                                               1,058,006       2,065,953         615,600
                                                                ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS
  BEFORE DISCONTINUED OPERATIONS AND
  CUMULATIVE EFFECT OF A CHANGE
  IN ACCOUNTING PRINCIPLE                                            588,249       3,202,266       3,123,539

DISCONTINUED OPERATIONS:
  Loss from operations of discontinued operations,
    net of tax benefit                                              (587,098)       (714,029)       (334,309)
  Loss on sale of discontinued operations, net of tax benefit       (710,309)              -               -
                                                                ------------    ------------    ------------
        Loss from discontinued operations                         (1,297,407)       (714,029)       (334,309)

CUMULATIVE EFFECT OF A CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX
  BENEFIT OF $1,482,000                                                    -      (2,318,108)              -
                                                                ------------    ------------    ------------
NET INCOME (LOSS)                                               $   (709,158)   $    170,129    $  2,789,230
                                                                ============    ============    ============
NET INCOME (LOSS) PER SHARE - BASIC:
  Continuing operations                                         $       0.12    $       0.64    $       0.62
  Discontinued operations                                              (0.26)          (0.15)          (0.06)
  Cumulative effect of a change in accounting principle                    -           (0.46)              -
                                                                ------------    ------------    ------------
  Net Income (Loss)                                             $      (0.14)   $       0.03    $       0.56
                                                                ============    ============    ============
NET INCOME (LOSS) PER SHARE - DILUTED:
  Continuing operations                                         $       0.12    $       0.63    $       0.62
  Discontinued operations                                              (0.26)          (0.14)          (0.07)
  Cumulative effect of a change in accounting principle                    -           (0.46)              -
                                                                ------------    ------------    ------------
  Net Income (Loss)                                             $      (0.14)   $       0.03    $       0.55
                                                                ============    ============    ============
WEIGHTED AVERAGE NUMBER OF SHARES
  OUTSTANDING -
  Basic                                                            5,067,324       5,042,382       5,003,399
                                                                ============    ============    ============
  Diluted                                                          5,110,806       5,087,051       5,051,223
                                                                ============    ============    ============

                   The accompanying notes are an integral part of these consolidated financial statements.


                                              DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                                 Other                     Compre-
                             Common Stock          Additional     Retained      Equity of      Cumulative                  hensive
                        -----------------------      Paid-In    Earnings of   Nobelclad and  Comprehensive                Income for
                           Shares       Amount       Capital    the Company    Nitro Metall       Loss         Total      the Period
                        ------------  ---------   ------------  ------------  -------------  -------------  ------------ -----------
Balances,
December 31, 2000         4,990,331   $249,517    $12,262,109   $   792,668   $  4,600,000   $ (165,000)    $17,739,294

Shares issued for
  stock option
  exercises                   1,250         63          2,125             -              -             -          2,188

Shares issued in
  connection with the
  employee stock
  purchase plan              38,402      1,920         51,362             -              -             -         53,282

Dividends paid by
  Nobelclad and
  Nitro Metall to
  former parent
  company (see Note 2)            -          -              -             -       (296,000)            -       (296,000)

Deemed dividend for
  debt obligation to
  SNPE and third party
  debt assumed in July
  2001 as a part of
  reorganization of
  entities under
  common control
  (See Note 2)                    -          -              -      (989,000)    (4,304,000)            -     (5,293,000)

Net income                        -          -              -     2,789,230              -             -      2,789,230   2,789,230

Change in cumulative
  foreign currency
  translation adjustment          -          -              -           -                -     (349,000)       (349,000)   (349,000)
                         -----------  ---------   ------------  ------------  -------------  -------------  ------------ -----------
Balances,
  December 31, 2001       5,029,983   $251,500    $12,315,596   $ 2,592,898   $          -   $ (514,000)    $14,645,994  $2,440,230
                         ===========  =========   ============  ============  =============  =============  ============ ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                              DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                               Other
                                        Common Stock          Additional       Retained      Cumulative                Comprehensive
                                   -----------------------      Paid-In      Earnings of   Comprehensive                 Income for
                                     Shares       Amount        Capital      the Company   Income (Loss)     Total       the Period
                                   -----------  ----------   -------------   -----------   -------------  ------------ -------------

Balances, December 31, 2001         5,029,983    $ 251,500    $ 12,315,596    $2,592,898    $ (514,000)   $ 14,645,994

  Shares issued for stock option
    exercises                          17,252          863          24,577             -             -          25,440

  Shares issued in connection
    with the employee stock
    purchase plan                      14,155          708          33,395             -             -          34,103

  Net income                                -            -               -       170,129             -         170,129      170,129

  Change in cumulative foreign
    currency translation adjustment         -            -               -             -       689,074         689,074      689,074

                                   -----------  -----------  -------------   ------------  ------------   ------------    ---------
Balances, December 31, 2002         5,061,390    $ 253,071    $ 12,373,568    $2,763,027     $ 175,074    $ 15,564,740    $ 859,203
                                   ===========  ===========  =============   ============  ============   ============    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                              DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                         FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001


                                                                                               Other
                                        Common Stock          Additional       Retained      Cumulative                Comprehensive
                                   -----------------------      Paid-In      Earnings of   Comprehensive                 Income for
                                     Shares       Amount        Capital      the Company   Income (Loss)     Total      the Period
                                   -----------  ----------   -------------   -----------   -------------  ------------ -------------

Balances, December 31, 2002          5,061,390   $ 253,071    $ 12,373,568    $2,763,027     $ 175,074    $ 15,564,740

  Shares issued for stock option
    exercises                            5,000         250          11,000             -             -          11,250

  Shares issued in connection
    with the employee stock
    purchase plan                       22,494       1,125          43,977             -             -          45,102

  Net loss                                   -           -               -      (709,158)            -        (709,158)    (709,158)

  Derivative valuation, net of
    tax of $27,276                           -           -               -             -       (42,662)        (42,662)     (42,662)

  Change in cumulative foreign
    currency translation adjustment          -           -               -             -       715,134         715,134      715,134
                                   -----------  -----------  -------------   ------------  ------------   ------------    ---------
Balances, December 31, 2003          5,088,884   $ 254,446    $ 12,428,545    $2,053,869     $ 847,546    $ 15,584,406    $ (36,686)
                                   ===========  ===========  =============   ============  ============   ============    =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                        2003              2002              2001
                                                                    ------------      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income from continuing operations                                  $ 588,249       $ 3,202,266       $ 3,123,539
   Adjustments to reconcile income from continuing operations to net cash  provided by (used in) operating activities -
          Depreciation                                                1,477,709         1,465,311         1,223,336
          Amortization                                                   22,500            34,500            90,593
          Amortization of deferred gain on swap termination             (11,248)          (13,604)          (15,790)
          Provision for deferred income taxes                           882,439         1,760,553           293,600
          Gain on sale of property, plant and equipment                       -            (8,887)                -
          Change in -
            Accounts receivable, net                                  1,949,478        (2,041,422)          629,303
            Inventories                                              (1,511,423)        1,368,847          (706,604)
            Prepaid expenses and other                                 (396,754)          124,929          (194,971)
            Accounts payable                                            135,523        (1,080,365)         (559,250)
            Accrued expenses                                         (1,120,475)          308,588           943,542
                                                                    ------------      ------------      ------------
              Net cash flows provided by
              operating activities                                    2,015,998         5,120,716         4,827,298
                                                                    ------------      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Earnings on bond proceeds                                               (797)           (2,074)           (9,734)
   Acquisition of property, plant and equipment                      (1,009,447)       (1,473,252)       (1,200,299)
   Change in other non-current assets                                    92,317            20,428             6,453
   Proceeds from sale of property, plant and equipment                        -            10,000                 -
                                                                    ------------      ------------      ------------
            Net cash flows used in investing activities                (917,927)       (1,444,898)       (1,203,580)
                                                                    ------------      ------------      ------------


                   DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

                                                                               2003              2002              2001
                                                                           ------------      ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings/(repayments) on bank lines of credit, net                        335,289        (2,451,266)        3,381,097
   Borrowings/(repayments) on related party lines of credit, net               425,167          (148,441)       (3,941,000)
   Payment on SNPE Inc term loan                                            (1,333,332)         (666,666)                -
   Payment on industrial development revenue bond                             (855,000)         (795,000)         (725,000)
   Change in other long-term liabilities                                        28,859            80,672                 -
   Net proceeds from issuance of common stock to employees                      56,352            59,543            55,470
   Reorganization of entities under common control-
       Borrowed from parent under note payable                                       -                 -         4,000,000
       Borrowed from bank                                                            -                 -         1,228,000
       Distributions to parent for July 2001 reorganization                          -                 -        (5,293,000)
   Dividends paid by Nobelclad / Nitro Metall to former parent company               -                 -          (296,000)
   Payments on capital lease obligation                                              -                 -            (3,394)
   Payment on deferred financing costs                                               -                 -          (146,109)
   Bank overdraft                                                               98,532           235,871                 -
   Repayment of bank overdraft                                                       -                 -            (7,159)
                                                                           ------------      ------------      ------------
      Net cash flows used in financing
         activities                                                         (1,244,133)       (3,685,287)       (1,747,095)
                                                                           ------------      ------------      ------------
EFFECTS OF EXCHANGE RATES ON CASH                                              133,819           222,945           (70,000)

CASH FLOWS USED IN DISCONTINUED OPERATIONS                                    (624,294)         (866,860)         (293,535)
                                                                           ------------      ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                                                 (636,537)         (653,384)        1,513,088

CASH AND CASH EQUIVALENTS, beginning of the period                           1,158,234         1,811,618           298,530
                                                                           ------------      ------------      ------------
CASH AND CASH EQUIVALENTS, end of the period                               $   521,697       $ 1,158,234       $ 1,811,618
                                                                           ============      ============      ============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:

    Cash paid during the period for -
       Interest                                                            $   547,852       $   552,642       $   683,542
                                                                           ============      ============      ============
       Income taxes                                                        $   759,353       $   317,546       $   154,531
                                                                           ============      ============      ============


                   The accompanying notes are an integral part of these consolidated financial statements.

                  DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 2003, 2002 AND 2001

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

     Transaction with SNPE, Inc.

     On June 14, 2000, the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc. ("SNPE"). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of the Company's common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, the Company borrowed $1,200,000 under a convertible subordinated note from SNPE. The Company also borrowed $3,500,000 under a credit facility with SNPE (see Note 4). Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings enabled the Company to repay all borrowings from its bank under a revolving credit facility on which the Company had been in default since September 30, 1999. SNPE Inc. held 406,400 shares of the Company, prior to the Agreement, and purchased an additional 248,000 shares on June 20, 2000. SNPE, Inc. currently owns 2,763,491 shares or 54% of the Company's common stock.

(2)  ACQUISITIONS

     On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad from Nobel Explosifs France ("NEF"). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall"), operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively. NEF is wholly owned by SNPE S.A. ("Groupe SNPE") and is a sister company to SNPE, Inc., which owns 54% of the Company's common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad's acquisition of Nitro Metall from NEF prior to the Company's purchase of Nobelclad stock.

     As a result of the Company and Nobelclad both being majority owned by Groupe SNPE, the acquisition of Nobelclad has been accounted for as a reorganization of entities under common control. The financial statements of the Company for the year ended December 31, 2000 have been retroactively restated to effectively combine the historical financial statements of Nobelclad and Nitro Metall prospectively, from June 2000, the date SNPE acquired a majority interest in the Company. The purchase price paid by the Company in July 2001 of $5.3 million, the majority of which was financed by a note payable to SNPE and third-party debt assumed from SNPE, is reflected in the statement of stockholder's equity as a deemed dividend paid to SNPE at the time of the reorganization.

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

     Inventories consist of the following at December 31, 2003 and 2002:

                                        2003            2002
                                   -------------   -------------
        Raw materials               $ 2,757,459     $ 1,846,038
        Work-in-process               4,435,019       3,528,978
        Supplies                        249,234         182,047
                                   -------------   -------------
                                    $ 7,441,712     $ 5,557,063
                                   =============   =============

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

Property, plant and equipment consists of the following at December 31, 2003 and 2002:

                                                        2003            2002
                                                  --------------  --------------
     Land                                          $    523,212    $    477,613
     Building and improvements                        7,201,921       6,735,131
     Manufacturing equipment and tooling             11,598,264      10,844,490
     Furniture, fixtures and computer equipment       2,505,265       2,469,665
     Other                                              874,195         569,757
                                                  --------------  --------------
                                                   $ 22,702,857    $ 21,096,656
                                                  ==============  ==============


     Asset Impairments

     The Company reviews its long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets ("SFAS 144"). There was no impact to the Company upon adopting SFAS 144.

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

     Since the first step indicated an impairment of PMP's goodwill, SFAS 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of PMP's goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the estimated fair value of PMP to its assets and liabilities as if it had been acquired on January 1, 2002 and the estimated fair value was the purchase price. Any excess "purchase price" over the amounts assigned to the assets and liabilities would represent the implied value of goodwill. In the case of PMP, the estimated fair value or "purchase price" was less than the amounts assigned to the assets and liabilities. Therefore, the full carrying value of PMP goodwill in the amount of $3,800,108 was considered impaired and the resultant loss associated with the write-off of this amount, net of a tax benefit of $1,482,000, was recorded as a cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2002.

     The following tables summarize the Company's net income before extraordinary item and cumulative effect of a change in accounting principle, net income (loss), and earnings (loss) per share had the provisions of SFAS 142 been in effect on January 1, 2001:

                                                                                December 31,
                                                                ----------------------------------------------
                                                                    2003             2002             2001
                                                                -------------   -------------    -------------
Reported income from continuing operations before
  discontinued operations and cumulative effect of a
  change in accounting principle                                 $  588,249      $ 3,202,266      $ 3,123,539
Goodwill amortization, net of tax of $84,500 in 2001                      -                -          132,100
                                                                -------------   -------------    -------------
Adjusted income from continuing operations before
  discontinued operations and cumulative effect of a
  change in accounting principle                                 $  588,249      $ 3,202,266      $ 3,255,639
                                                                =============   =============    =============
Basic per share - as reported                                    $     0.12      $      0.64      $      0.62
                                                                =============   =============    =============
Diluted per share - as reported                                  $     0.12      $      0.63      $      0.62
                                                                =============   =============    =============
Basic per share - adjusted                                       $     0.12      $      0.64      $      0.65
                                                                =============   =============    =============
Diluted per share - adjusted                                     $     0.12      $      0.63      $      0.64
                                                                =============   =============    =============

                                                                                December 31,
                                                                ----------------------------------------------
                                                                    2003             2002             2001
                                                                -------------   -------------    -------------

Reported net income                                              $ (709,158)     $   170,129      $ 2,789,230
Goodwill amortization, net of tax of $84,500 in 2001                      -                -          132,100
                                                                -------------   -------------    -------------
Adjusted net income (loss)                                       $ (709,158)     $   170,129      $ 2,921,330
                                                                =============   =============    =============
Basic per share - as reported                                    $    (0.14)     $      0.03      $      0.56
                                                                =============   =============    =============
Diluted per share - as reported                                  $    (0.14)     $      0.03      $      0.55
                                                                =============   =============    =============
Basic per share - adjusted                                       $    (0.14)     $      0.03      $      0.58
                                                                =============   =============    =============
Diluted per share - adjusted                                     $    (0.14)     $      0.03      $      0.58
                                                                =============   =============    =============

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

     Non-compete agreements are included in intangible assets in the accompanying balance sheets and are fully amortized as of December 31, 2003.

     Intangible assets are summarized as follows as of December 31, 2003 and 2002:

                                                  2003              2002
                                             --------------    --------------

           Non-compete agreements              $  420,000        $  420,000
           Patents and other                      341,522           341,522
                                               ----------        ----------
                                                  761,522           761,522
           Accumulated amortization              (694,854)         (672,354)
                                               ----------        ----------
                                               $   66,668        $   89,168
                                               ==========        ==========

     Other Assets

     Included in other assets are deferred financing costs of $108,558 and $175,174, net of accumulated amortization of $168,299 and $101,683, as of December 31, 2003 and 2002, respectively. The deferred financing costs outstanding at December 31, 2003 related to the Company's line of credit with a U.S. bank (see Note 4) and the replacement letter of credit on the industrial revenue bonds (see Note 4). The Company obtained the new bank line of credit in December 2001 and is amortizing the related deferred financing costs over the three-year term of the loan agreement. The original letter of credit on the industrial revenue bonds expired in September 2001 at which time the Company obtained a replacement letter of credit. The deferred financing costs associated with the replacement letter of credit in the amount of $100,225 are being amortized over its five-year term. Also included in other assets at December 31, 2003 and 2002 are net bond issue costs of $60,799 and $79,159, respectively, associated with the industrial development revenue bonds used to finance the Company's new manufacturing facility (Note 4). These costs, which originally totaled $195,720, are being amortized over the life of the bonds.

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

     Net Income (Loss) Per Share

     Basic earnings per share ("EPS") is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

                                                                For the year ended December 31, 2003
                                                          ----------------------------------------------
                                                                                              Per share
                                                            Income             Shares           Amount
                                                          -----------        ----------       ----------

Basic loss per share:
        Net loss                                          $ (709,158)         5,067,324        $  (0.14)

Dilutive effect of options to purchase common stock                -             43,482
                                                          -----------        ----------

Dilutive loss per share:
        Net loss                                          $ (709,158)         5,110,806        $  (0.14)
                                                          ===========        ==========       ==========



                                                                For the year ended December 31, 2002
                                                          ----------------------------------------------
                                                                                              Per share
                                                            Income             Shares           Amount
                                                          -----------        ----------       ----------

Basic earnings per share:
        Net income                                         $ 170,129          5,042,382        $    0.03

Dilutive effect of options to purchase common stock                -             44,669
                                                          -----------        ----------
Dilutive earnings per share:
        Net income                                         $ 170,129          5,087,051        $    0.03
                                                          ===========        ==========       ==========



                                                                For the year ended December 31, 2001
                                                          ----------------------------------------------
                                                                                              Per share
                                                            Income             Shares           Amount
                                                          -----------        ----------       ----------
Basic earnings per share:
        Net income                                        $2,789,230          5,003,399        $    0.56

Dilutive effect of options to purchase common stock                -             47,824
                                                          -----------        ----------
Dilutive earnings per share:
        Net income                                        $2,789,230          5,051,223        $    0.55
                                                          ===========        ==========       ==========

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

     Concentration of Credit Risk

     Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, the Company does not require collateral to secure receivables. Other than the one foreign currency hedging arrangement discussed below under "Derivatives," the Company currently has no significant financial instruments with off-balance sheet risk of accounting losses, such as options contracts or other foreign currency hedging arrangements.

     Derivatives

     The Company's U.S. cladding operation has a 1,107,000 Euro contract with a German customer. In order to hedge its risk with respect to this sales order, the Company has contracted with Groupe SNPE to acquire $1,320,098, at a fixed price, in exchange for 1,107,000 Euros during the period from March 1, 2004 to June 30, 2004 (the date range for payment settlement under this sales order). As of December 31, 2003, the company has a derivative liability associated with this forward contract of $42,662. The derivative liability is included in accrued expenses on the accompanying consolidated balance sheet as of December 31, 2003 with the offsetting charge reflected in other cumulative comprehensive income (loss) on the statement of changes in stockholders' equity.

     With respect to this foreign currency hedging arrangement, the Company follows Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instrument and Hedging Activities ("SFAS 133"), which establishes fair value accounting and reporting standards for derivative instruments and hedging activities. SFAS 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment. Based on the criteria established by SFAS 133, the Company's hedge is deemed effective. While the Company expects that its derivative instruments will continue to meet the conditions for hedge accounting, if hedges did not qualify as highly effective or if the Company did not believe that forecasted transactions would occur, the changes in the fair value of the derivatives used as a hedge would be reflected in earnings. The Company does not believe it is exposed to more than a nominal amount of credit risk in its hedging activities, as the counterparties are established, well-capitalized financial institutions.

     Other Cumulative Comprehensive Income (Loss)

     Other cumulative comprehensive income (loss) as of December 31, 2003, 2002 and 2001 consisted of the following:

                                            2003          2002           2001
                                        -----------   -----------   ------------
Currency translation adjustment          $ 890,208     $ 175,074     $ (514,000)
Derivative valuation adjustment            (42,662)            -              -
                                        -----------   -----------   ------------
                                         $ 847,546     $ 175,074     $ (514,000)
                                        ===========   ===========   ============

     Stock Based Compensation

     The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options including Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure ("SFAS 148"). Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees that is based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

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


                                2003               2002                 2001
                           --------------      -------------       -------------
Risk-free interest rate        2.7%               3.8%                4.4%
Expected lives                 4.0 years          4.0 years           4.0 years
Expected volatility           83.2%             101.2%              103.0%
Expected dividend yield        0.0%               0.0%                0.0%


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

     The weighted average fair value of options granted during 2003, 2002 and 2001 was $1.60, $2.18, and $1.45, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

                                                       2003         2002          2001
                                                   -----------   ----------   -----------
Net income (loss):
     As reported                                   $ (709,158)   $ 170,129    $ 2,789,230
     Expense calculated under SFAS 123               (208,750)    (203,110)      (235,801)
                                                   -----------   ----------   -----------
     Pro forma                                     $ (917,908)   $ (32,981)   $ 2,553,429
                                                   ===========   ==========   ===========

Basic net income (loss) per common share:
     As reported                                   $    (0.14)   $    0.03    $      0.56
                                                   ===========   ==========   ===========
     Pro forma                                     $    (0.18)   $   (0.01)   $      0.51
                                                   ===========   ==========   ===========

Diluted net income (loss) per common share:
     As reported                                   $    (0.14)   $    0.03    $      0.55
                                                   ===========   ==========   ===========
     Pro forma                                     $    (0.18)   $   (0.01)   $      0.51
                                                   ===========   ==========   ===========


(4)  DEBT

     Lines of credit consist of the following at December 31, 2003 and 2002:

                                                   2003              2002
                                              --------------     -------------
Bank lines of credit                            $ 1,306,204       $   929,839
SNPE S.A line of credit                             753,420           235,367
                                              --------------     -------------
                                                  2,059,624         1,165,206
Less current portion                             (2,059,624)         (235,367)
                                              --------------     -------------
Long-term bank line of credit                   $         -       $   929,839
                                              ==============     =============


     Other long-term debt consists of the following at December 31, 2003 and 2002:

                                                   2003                2002
                                              --------------     -------------
SNPE, Inc. Convertible subordinated note        $ 1,200,000       $ 1,200,000
SNPE, Inc. Term loan                              2,000,002         3,333,334
Term loan - French bank                           1,818,587         1,518,789
Industrial development revenue bonds              3,630,000         4,485,000
                                              --------------     -------------
                                                  8,648,589        10,537,123
Less current maturities                          (2,627,049)       (2,188,332)
                                              --------------     -------------
Other long-term debt                            $ 6,021,540       $ 8,348,791
                                              ==============     =============

     Bank Lines of Credit

     In December 2001, the Company obtained a $6,000,000 revolving line of credit with a U.S. bank that has an outstanding balance of $902,339 as of December 31, 2003. At closing, proceeds from the line of credit were used to retire line of credit borrowings from SNPE and the line is used to finance ongoing working capital requirements of the Company's U.S. operations. The line of credit, which expires on December 4, 2004, carries an interest rate equal to the bank's prime rate plus 1% through February 28, 2002 and the bank's prime rate plus 0.5% thereafter. Maximum borrowings under the line of credit are limited to a calculated borrowing base ($4,576,989 based on inventory and accounts receivable balances as of December 31, 2003) and are secured by accounts receivable and inventories of the Company's U.S. operations and by investments in property, plant and equipment with respect to U.S. operations that are made during the term of the agreement and that constitute capital expenditures. The interest rate on outstanding borrowings as of December 31, 2003 was 4.50%.

     In addition, the Company maintains a 4,000,000 Swedish Krona line of credit with a Swedish bank for its Nitro Metall operations. As of December 31, 2003, there was 2,924,959 Swedish Krona in outstanding borrowings under this line of credit ($403,865 based upon the December 31, 2003 exchange rate). Borrowings under the line of credit are secured by real estate used in Nitro Metall's operations. This line of credit carries an interest rate equal to the basic rate stipulated by the Central Bank of Sweden ("Repo Rate") which was 2.75% as of December 31, 2003.

     SNPE S.A. Line of Credit

     The Company's subsidiary, Nobelclad, has a line of credit or "cash agreement" with SNPE S.A. ("Groupe SNPE") that provides for up to 2 million Euros ($2,511,400 based upon the December 31, 2003 exchange rate) in cash advances to meet the working capital needs of Nobelclad. Borrowings under the line had an outstanding balance of 600,000 Euros ($753,420 based upon the December 31, 2003 exchange rate) and bears interest at EURIBOR plus 1.5%. The line expires on December 31, 2004 but is subject to annual renewal by the parties. The agreement automatically terminates if Groupe SNPE loses its indirect control of Nobelclad. The interest rate on outstanding borrowings as of December 31, 2003 was 3.59%.

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

     SNPE, Inc. Term Loan

     In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE, Inc. The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with the final principal payment of $333,337 being due on June 30, 2005. The Company made all of the scheduled principal payments during 2002 and 2003; the balance as of December 31, 2003 is $2,000,002. The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. The interest rate on outstanding borrowings as of December 31, 2003 was 3.94%.

     Term Loan - French Bank

     In June 2001, Nobelclad obtained a term loan with a French bank that provides for borrowings of 1,448,265 Euros ($1,818,587 based upon the December 31, 2003 exchange rate), the full amount of which was outstanding as of December 31, 2003 and 2002. Proceeds from the term loan were used to finance Nobelclad's acquisition of the stock of Nitro Metall (see Note 2). Borrowings under the term loan bear interest at EURIBOR plus 0.4%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, principal payments of 289,653 Euros will be required. The bank has the option of demanding early repayment of any outstanding loans if Groupe

SNPE's indirect ownership of Nobelclad falls below 50%. The interest rate on outstanding borrowings as of December 31, 2003 was 2.49%.

     Industrial Development Revenue Bonds

     During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at December 31, 2003 was 1.35%. Principal payments, which vary in amount, are paid on a quarterly basis though out the life of the bonds. The Company has established a bank letter of credit in the trustee's favor for the principal amount of outstanding bonds plus 98 days accrued interest on the bonds. The original letter of credit, which expired in September 2001, was secured by the U.S.-based accounts receivable, inventory, property, plant and equipment of the Company's Explosive Metalworking Group and the bond proceeds not yet expended for construction. On September 5, 2001, the Company obtained a replacement letter of credit from a different bank that has a five-year term and does not require an asset pledge. The portion of the borrowings not yet expended for construction was $191,999 and $191,202 as of December 31, 2003 and 2002, respectively, and is classified as restricted cash and investments in the accompanying balance sheets. A trustee holds the proceeds until qualified expenditures are made and reimbursed to the Company. The Company may redeem the bonds prior to their final maturity on September 1, 2013 at an amount equal to the outstanding principal plus any accrued interest. Annual principal repayments ranging from $185,000 to $930,000 are required with final maturity on September 1, 2013.

     In September 1998, the Company entered into an interest rate swap agreement with its bank under which the Company converted the variable interest rate on the bonds to a rate that is largely fixed. The Company terminated this swap agreement during the third quarter of 1999 resulting in a deferred gain of $105,300, which is being amortized over the term of the bonds.

     Loan Covenants and Restrictions

     The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of December 31, 2003, the Company failed to meet minimum book net worth and minimum net income covenants for its U.S. operations under its revolving line of credit with a U.S. bank. At the beginning of 2003, the lender established monthly, quarterly and annual financial covenants that were based upon Company management's forecast of operating results for the respective periods. Covenant violations occurred as a result of an unexpected fourth quarter net loss that was largely attributable to lower than expected fourth quarter sales and operating income and a year-end tax provision adjustment. The Company has obtained waivers from its lender for these violations and new financial covenants for 2004 have been established that are based upon management's forecast of 2004 operating results, cash flows and capital expenditures of the Company's U.S. operations. Therefore, as of December 31, 2003, the Company is in compliance with all financial covenants and provisions of its debt agreements. There is no assurance that the Company will not violate financial covenants in the future and, in the event of a default, that the Company will be successful in obtaining waivers.

     Scheduled Debt Maturity

     The Company's long-term debt matures as follows:

            Year ended December 31-
                     2004                         $ 2,627,049
                     2005                           3,020,387
                     2006                             548,717
                     2007                             563,717
                     2008                             583,719
                     Thereafter                     1,305,000
                                                  ------------
                                                  $ 8,648,589
                                                  ============

(5)  COMMON STOCK OPTIONS AND BENEFIT PLAN

     Stock Option Plans

     The Company maintains stock option plans that provide for grants of both incentive stock options and non-statutory stock options. During 1997, the 1992 Incentive Stock Option Plan and the 1994 Non-employee Director Stock Option Plan were both amended and restated in the form of the 1997 Equity Incentive Plan, which was approved by the Company's stockholders in May of 1997. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates that range from five to ten years from the date of grant. Under the 1997 Equity Incentive Plan, there are 1,075,000 shares of common stock authorized to be granted, of which 124,500 remain available for future grants.

     A summary of stock option activity for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                              2003                    2002                    2001
                                      ---------------------   ---------------------    --------------------
                                                  Weighted                Weighted                 Weighted
                                                   Average                 Average                  Average
                                                  Exercise                Exercise                 Exercise
                                       Options      Price      Options      Price       Options      Price
                                      ---------   ---------   ---------   ---------    ---------   --------
Outstanding at beginning of year       600,498     $  4.05     465,750     $ 4.27       354,251     $ 5.75
Granted                                116,000     $  2.60     166,500     $ 3.03       187,000     $ 2.02
Cancelled                               (7,250)    $ (2.70)    (14,500)    $ 2.53       (74,251)    $ 5.69
Exercised                               (5,000)    $ (2.25)    (17,252)    $ 1.47        (1,250)    $ 1.75
                                      ---------   ---------   ---------   ---------    ---------   --------
Outstanding at end of year             704,248     $  3.84     600,498     $ 4.05       465,750     $ 4.27
                                      =========   =========   =========   =========    =========   ========
Exercisable at end of year             425,814     $  4.63     316,755     $ 5.38       239,941     $ 5.93
                                      =========   =========   =========   =========    =========   ========

The weighted average fair values and weighted average exercise prices of options granted are as follows:

                                   For the Year Ended               For the Year Ended               For the Year Ended
                                    December 31, 2003                December 31, 2002                December 31, 2001
                            -------------------------------  -------------------------------   -------------------------------
                                          Fair    Exercise                 Fair    Exercise                 Fair     Exercise
                              Number     Value      Price     Number      Value      Price      Number     Value      Price
                            ---------   -------  ----------  ---------   -------  ----------   ---------   -------  ----------
Exercise Price
--------------
Less than market
    price                       -                                -                               35,000    $ 1.83     $ 2.65
Equal to market price        116,000     $ 1.60     $ 2.60    166,500     $ 2.18     $ 3.03     152,000    $ 1.36     $ 1.88
                            ---------   -------  ----------  ---------   -------  ----------   ---------   -------  ----------
Total                        116,000     $ 1.60     $ 2.60    166,500     $ 2.18     $ 3.03     187,000    $ 1.45     $ 2.02
                            =========   =======  ==========  =========   =======  ==========   =========   =======  ==========


The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2003:

                                   Options Outstanding                            Options Exercisable
                  -----------------------------------------------------   --------------------------------
                    Number of            Weighted
                     Options             Average                              Number
   Range of       Outstanding at        Remaining           Weighted      Exercisable at       Weighted
   Exercise        December 31,      Contractual Life       Average        December 31,        Average
    Prices             2003              in Years        Exercise Price        2003         Exercise Price
------------      --------------     ----------------    --------------   --------------    --------------

$1.33 - 1.88         196,998              6.87                $1.76           122,814            $1.70
$2.00 - 2.39         101,250              8.79                $2.32            38,250            $2.25
$2.65 - 2.83          88,000              9.19                $2.77            30,000            $2.65
$3.35 - 4.19         142,500              7.59                $3.49            59,250            $3.70
$5.31 - 9.63         175,500              3.81                $7.86           175,500            $7.86
                  ==============     ================    ==============   ==============    ==============
$1.33 - 9.63         704,248              6.82                $3.84           425,814            $4.63
                  ==============     ================    ==============   ==============    ==============

     Employee Stock Purchase Plan

     The Company has an Employee Stock Purchase Plan ("ESPP") which is authorized to issue up to 225,000 shares. The offerings begin on the first day following each previous offering ("Offering Date") and end six months from the offering date ("Purchase Date"). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company's common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 22,494, 14,155 and 38,402 shares of the Company's stock were purchased during the years ended December 31, 2003, 2002 and 2001, respectively.

The pro forma net income calculation in Note 3 reflects $19,001, $15,253 and $26,575 in compensation expense associated with the ESPP for 2003, 2002 and 2001, respectively. The compensation expense represents the fair value of the employees' purchase rights which was estimated using an acceptable pricing model with the following weighted average assumptions:

                                            Year Ended December 31,
                             --------------------------------------------------
                                   2003              2002              2001
                             ---------------- ------------------ --------------

Risk-free interest rate            1.4%              2.2%              4.6%
Expected lives                     0.5 year          0.5 year          0.5 year
Expected volatility               74.4%             78.5%             98.0%
Expected dividend yield            0.0%              0.0%              0.0%


     401(k) Plan

     The Company offers a contributory 401(k) plan (the "Plan") to its employees. For the years 2002 and 2001, the Company made matching contributions to the Plan equal to 50% of each employee's contribution for up to the first 8% of each employee's compensation for 2002 and 2001. Beginning in 2003, the Company made matching contributions equal to 100% of each employee's contribution up to 3% and 50% for the next 2% contributed. Total Company contributions were $263,903, $166,556 and $161,104 for the years ended December 31, 2003, 2002 and 2001, respectively.


(6)  INCOME TAXES

The components of the provision for income taxes are as follows:

                                    2003             2002             2001
                                -----------      -----------      ----------
     Current - Federal          $   118,400      $         -      $   32,000
     Current - State                      -                -               -
     Current - Foreign               57,167          305,400         290,000
                                -----------      -----------      ----------
                                    175,567          305,400         322,000

     Deferred - Federal             798,799        1,525,100         275,400
     Deferred - State               117,100          224,200           9,200
     Deferred - Foreign             (33,460)          11,253           9,000
                                -----------      -----------      ----------
                                    882,439        1,760,553         293,600
                                -----------      -----------      ----------
                                $ 1,058,006      $ 2,065,953      $  615,600
                                ===========      ===========      ==========

     The Company's deferred tax assets and liabilities at December 31, 2003 and 2002 consist of the following:

                                                   2003              2002
                                               ------------      -----------
Deferred tax assets:
 Federal net operating loss carry-forward      $   932,500       $   70,400
 Federal AMT tax credit carry-forward              160,000          112,800
 State net operating loss carry-forward            135,600                -
 Inventory                                          15,700           33,700
 Inventory reserve                                  22,200           29,200
 Allowance for doubtful accounts                    93,600           74,500
 Repair reserve                                     19,500           19,500
 Vacation accrual                                  171,200          118,500
 Accrual for unbilled services                       9,800            5,100
 Goodwill impairment                                     -        1,482,000
 Other                                              56,100           35,300
                                               ------------      -----------
                                                 1,616,200        1,981,000
Deferred tax liability:
 Depreciation                                   (1,499,100)      (1,609,000)
 Amortization                                      (22,300)        (184,000)
 Foreign income taxed in future periods           (133,155)        (141,300)
 Other                                             (59,100)         (65,400)
                                               ------------      -----------
       Net deferred tax liabilities            $   (97,455)      $  (18,700)
                                               ============      ===========


Net current deferred tax assets                $   388,100       $  315,500
Net long-term deferred tax liabilities            (485,555)        (334,200)
                                               ------------      -----------
                                               $   (97,455)      $  (18,700)
                                               ============      ===========


     A reconciliation of the Company's income tax provision computed by applying the federal statutory income tax rate of 34% to income before taxes is as follows:

                                                  2003            2002             2001
                                              -----------     -----------      -----------
Federal income tax at statutory rate          $   559,727     $ 1,791,194      $ 1,271,000
State tax items, net                               86,490         263,411          144,500
Effect of difference between U.S. Federal
  and Foreign tax rates                             2,308          63,848           (3,000)
Permanent differences - tax effected               11,265         (52,500)           8,100
Tax on foreign dividend received                  324,120               -                -
Revision of prior years estimates                  74,096               -          195,000
AMT expense                                             -               -           32,000
Change in valuation allowance                           -               -       (1,032,000)
                                              ------------    ------------     ------------
Provision for income taxes                    $ 1,058,006     $ 2,065,953      $   615,600
                                              ============    ============     ============

     The domestic and foreign components of income before tax are summarized below:

                               2003               2002                2001
                           ------------        -----------         -----------
Domestic                   $ 1,696,670         $ 4,458,239         $ 2,851,139
Foreign                        (50,415)            809,980             888,000
                           ------------        -----------         -----------
                           $ 1,646,255         $ 5,268,219         $ 3,739,139
                           ============        ===========         ===========

     The Company has $2,739,000 in NOL carry-forwards for U.S. Federal tax purposes that expire through 2023.

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

     Segment information is presented for the years ended December 31, 2003, 2002 and 2001 as follows:

                                                            Explosive
                                                          Manufacturing       Aerospace         Total
                                                         ---------------     -----------     ------------
As of and for the year ended December 31, 2003:
Net sales                                                  $ 33,043,448      $7,234,522      $40,277,970
                                                          ==============     ===========     ============
Depreciation and amortization                              $  1,049,431      $  450,778      $ 1,500,209
                                                          ==============     ===========     ============
Income (loss) from operations                              $  2,854,818      $ (681,151)     $ 2,173,667
  Unallocated amounts:
  Other income (expense)                                                                         (18,907)
  Interest expense                                                                              (518,065)
  Interest income                                                                                  9,560
                                                                                             ------------
    Consolidated income before income taxes                                                  $ 1,646,255
                                                                                             ============
Segment assets                                             $ 22,877,667      $6,417,068      $29,294,735
                                                          ==============     ===========     ============

Assets not allocated to segments:
  Cash                                                                                           521,697
  Prepaid expenses and other                                                                   1,207,615
  Current deferred tax asset                                                                     388,100
  Promissory note                                                                                580,000
  Other long-term corporate assets                                                               389,261
                                                                                             ------------
    Consolidated total assets                                                                $32,381,408
                                                                                             ============
Capital expenditures                                          $ 648,222       $ 361,225      $ 1,009,447
                                                          ==============     ===========     ============


                                                            Explosive
                                                          Manufacturing       Aerospace         Total
                                                         ---------------     -----------     ------------
As of and for the year ended December 31, 2002:
Net sales                                                  $ 35,603,415      $8,282,481      $43,885,896
                                                          ==============     ===========     ============
Depreciation and amortization                              $  1,008,788      $  491,023      $ 1,499,811
                                                          ==============     ===========     ============
Income (loss) from operations                              $  6,149,962      $ (140,189)     $ 6,009,773
  Unallocated amounts:
  Other income (expense)                                                                         (52,425)
  Interest expense                                                                              (693,230)
  Interest income                                                                                  4,101
                                                                                             ------------
    Consolidated income before income taxes                                                  $ 5,268,219
                                                                                             ============
Segment assets                                             $ 21,799,134      $7,416,515      $29,215,649
                                                          ==============     ===========     ============

Assets not allocated to segments:
  Cash                                                                                         1,158,234
  Prepaid expenses and other                                                                     798,236
  Current deferred tax asset                                                                     315,500
  Assets held for sale                                                                         1,729,592
  Other long-term corporate assets                                                               480,781
                                                                                             ------------
    Consolidated total assets                                                                $33,697,992
                                                                                             ============
Capital expenditures                                       $    678,182      $  795,070      $ 1,473,252
                                                          ==============     ===========     ============

                                                            Explosive
                                                          Manufacturing       Aerospace         Total
                                                         ---------------     -----------     ------------
As of and for the year ended December 31, 2001:
Net sales                                                  $ 30,019,586      $8,236,473      $38,256,059
                                                          ==============     ===========     ============
Depreciation and amortization                              $    999,465      $  314,464      $ 1,313,929
                                                          ==============     ===========     ============
Income (loss) from operations                              $  4,487,824      $   99,871      $ 4,587,695
Unallocated amounts:

Other income (expense)                                                                           (75,833)
Interest expense                                                                                (799,571)
Interest income                                                                                   26,848
                                                                                             ------------
Consolidated income before income taxes                                                      $ 3,739,139
                                                                                             ============
Segment assets                                             $ 21,274,942      $7,109,449      $28,384,391
                                                          ==============     ===========     ============

Assets not allocated to segments:
Cash                                                                                           1,811,618
Prepaid expenses and other                                                                       347,326
Current deferred tax asset                                                                       261,400
Assets held for sale                                                                           5,710,380
Other long-term corporate assets                                                                 398,230
                                                                                             ------------
Consolidated total assets                                                                    $36,913,345
                                                                                             ============
Capital expenditures                                       $    613,893      $  586,406      $ 1,200,299
                                                          ==============     ===========     ============



     The geographic location of the Company's property, plant and equipment, net of accumulated depreciation, is as follows:

                                  For the years ended December 31,
                         -------------------------------------------------
                            2003               2002               2001
                         -----------        -----------        -----------
United States            $10,939,851        $11,403,135        $11,414,631
France                     2,664,584          2,216,691          1,834,000
Sweden                       412,214            355,278            305,000
                         -----------        -----------        -----------
Total                    $14,016,649        $13,975,104        $13,553,631
                         ===========        ===========        ===========

     All of the Company's sales are shipped from the manufacturing locations located in the United States, France and Sweden. The following represents the Company's net sales based on the geographic location of the customer:

                                        For the years ended December 31,
                                -----------------------------------------------
                                    2003             2002              2001
                                -----------       -----------       -----------
United States                   $22,378,493       $29,321,031       $25,385,261
Canada                            4,610,234         2,460,128         1,687,545
Australia                         1,768,111           659,641           553,444
Italy                             1,617,396           642,744         1,540,802
Russia                            1,488,164           416,921             4,731
France                            1,424,053         1,571,567         1,190,898
Belgium                             794,506         3,383,202         1,839,361
Netherlands                         749,410           625,888           746,599
Spain                               586,562           693,259           948,171
South Korea                         579,011            56,473            10,139
Mexico                              569,666           592,121           305,757
Germany                             549,954           663,791           600,991
Other foreign countries           3,162,410         2,799,130         3,442,360
                                -----------       -----------       -----------
Total                           $40,277,970       $43,885,896       $38,256,059
                                ===========       ===========       ===========


     During the years ended December 31, 2003, 2002 and 2001, no one customer accounted for more than 10% of total net sales.

(8)  COMMITMENTS AND CONTINGENCIES

     The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under non-cancelable operating leases are as follows:

                 Year ended December 31-
                   2004                        $   854,982
                   2005                            715,308
                   2006                            448,866
                   2007                            418,327
                   2008                            377,178
                   Thereafter                    1,088,784
                                               -----------
                                               $ 3,903,445
                                               ===========


     Total rental expense included in operations was $808,132, $847,180 and $660,868 in the years ended December 31, 2003, 2002 and 2001, respectively.


     In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

(9)  DISCONTINUED OPERATIONS

     On October 7, 2003, DMC completed the sale of its PMP division. The sales price was $580,000 and is being financed through the issuance of a promissory note payable over a 21/2year period. The sale included the inventory and property, plant and equipment of PMP. December 31, 2002 inventory and property, plant and equipment balances for PMP which total $1,729,592 have been reclassified on the December 31, 2002 balance sheet to net assets of discontinued operations.

     Operating results of the discontinued operations (formerly included in the Aerospace Group) for the years ended December 31, 2003, 2002 and 2001 are summarized as follows:

                                                For the years ended December 31,
                                         -----------------------------------------------
                                             2003              2002              2001
                                         ------------      ------------      ------------
Net Sales                                $ 1,532,716       $ 1,771,673       $ 4,258,715
                                         ============      ============      ============
Loss from discontinued operations        $  (962,098)      $(1,170,629)      $  (548,309)

Tax benefit                                  375,000           456,600           214,000
                                         ------------      ------------      ------------
Loss from discontinued operations,
  net of tax                             $  (587,098)      $  (714,029)      $  (334,309)
                                         ============      ============      ============


Loss on sale of discontinued
  operations                             $(1,164,309)      $         -       $         -

Tax benefit                                  454,000                 -                 -
                                         ------------      ------------      ------------
Loss on sale of discontinued
  operations, net of tax                 $  (710,309)      $         -       $         -
                                         ============      ============      ============

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.


ITEM 9A.  Controls and Procedures

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

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant

     The information required by this Item 10 will be set forth in our Proxy Statement for 2004 Annual Meeting of Shareholders (the "2004 Proxy Statement") under the captions "Proposal for Election of Directors," "Principal Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.


ITEM 11.  Executive Compensation

     The information required by this Item 11 will be set forth in the 2004 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners, Management and Related Shareholders Matters

     The information required by this Item 12 will be set forth in the 2004 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.


ITEM 13.  Certain Relationships and Related Transactions

     The information required by this Item 13 will be set forth in the 2004 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.


ITEM 14.  Principal Accountant Fees and Services

     The information required by this Item 14 will be set forth in the 2004 Proxy Statement under the caption "Fees Billed to the Company by Ernst & Young LLP" and is incorporated herein by reference.

ITEM 15.  Exhibits, List and Reports on Form 8-K


                                    Exhibits

Exhibit
Number                               Description
-------                              -----------

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

  10.18 Registration Rights Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).
  10.19 First Amendment to Rights Agreement, dated as of June 13, 2000, between the Company and Harris Trust & Savings Bank (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).
  10.20 Credit Facility and Security Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).
  10.21 Convertible Subordinated Note, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).
  10.22 First Amendment to Reimbursement Agreement, dated as of June 14, 2000, between the Company and Keybank National Association (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).
  10.23 Personal Services Agreement, dated as of June 16, 2000, between the Company and John G. Banker (incorporated by reference to the Company's Form 8-K filed with the Commission on June 22, 2000).
  10.24 Stock Purchase Agreement, dated June 28, 2001, between DMC and Nobel Explosifs France (incorporated by reference to the Company's Form 8-K filed with the Commission on July 16, 2001).
  10.25 Term Loan Agreement, dated July 3, 2001, between DMC and SNPE, Inc. (incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 2002).
  10.26 Stock Pledge Agreement, dated July 3, 2001, between DMC and SNPE, Inc. (incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 2002).
  10.27 Credit and Security Agreement, dated December 4, 2001, between DMC and Wells Fargo Business Credit, Inc. (incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 2002).
  23.1    Consent of Ernst & Young LLP, Independent Auditors
  99.1 Letter from DMC to the SEC regarding the Company's Auditors (incorporated by reference to the Company's Form 10-K filed with the Commission on March 26, 2002).
  99.2 Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.3 Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


(B) Reports on Form 8-K

     Report on Form 8-K, filed October 22, 2003, reporting the sale of the Precision Machined Products Division to Silvertip, L.L.C.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 DYNAMIC MATERIALS CORPORATION



March 22, 2004                   By: /s/  Richard A. Santa
                                     ---------------------
                                     Richard A. Santa
                                     Vice President and Chief Financial Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE                             TITLE                                                         DATE

/s/ Yvon Pierre Cariou                President and Chief Executive Officer                         March 22, 2004
--------------------------------      (Principal Executive Officer)
Yvon Pierre Cariou

/s/ Richard A. Santa                  Vice President and Chief Financial Officer                    March 22, 2004
--------------------------------      (Principal Financial and Accounting Officer)
Richard A. Santa

/s/ John G. Banker                    Vice President, Marketing & Sales, Clad Metal Division        March 22, 2004
--------------------------------      (Executive Officer)
John G. Banker

/s/ Bernard Fontana                   Chairman and Director                                         March 22, 2004
--------------------------------
Bernard Fontana

/s/ Dean K. Allen                     Director                                                      March 22, 2004
--------------------------------
Dean K. Allen

/s/ Jacques Loppion                   Director                                                      March 22, 2004
--------------------------------
Jacques Loppion

/s/ Francois Schwartz                 Director                                                      March 22, 2004
--------------------------------
Francois Schwartaz

/s/ Bernard Hueber                    Director                                                      March 22, 2004
--------------------------------
Bernard Hueber

/s/ Gerard Munera                     Director                                                      March 22, 2004
--------------------------------
Gerard Munera

/s/ George W. Morgenthaler            Director                                                      March 22, 2004
--------------------------------
George W. Morgenthaler

                                 CERTIFICATIONS

I, Yvon Pierre Cariou, certify that:

     1. I have reviewed this annual report on Form 10-K of Dynamic Materials Corporation;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  March 22, 2004

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

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

          a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

          c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Dated:  March 22, 2004

                                      /s/ Richard A. Santa
                                      ------------------------------------------
                                      Richard A. Santa
                                      Vice President and Chief Financial Officer
                                      of Dynamic Materials Corporation

                          DYNAMIC MATERIALS CORPORATION
                              INDEX TO SCHEDULE II

                             AS OF DECEMBER 31, 2003

                                                                            PAGE

Report of Independent Auditor................................................63
Schedule II (a)..............................................................64
Schedule II (b)..............................................................64
Schedule II (c) .............................................................64

                          REPORT OF INDEPENDENT AUDITOR

To the Stockholders and the
Board of Directors of Dynamic Materials Corporation:

We have audited the consolidated financial statements of Dynamic Materials Corporation as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 27, 2004 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.



                                   /s/ ERNST & YOUNG LLP

Denver, Colorado
February 27, 2004

DYNAMIC MATERIALS CORPORATION
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS


                       Balance at     Additions       Accounts                     Balance at
                        beginning     charged to     receivable        Other         end of
                        of period       income       written off    adjustments      period
                       -----------    ----------     -----------    -----------    ----------
Year ended -

December 31, 2001       $ 130,000      $ 101,304      $ (14,036)     $  17,036     $ 234,304

December 31, 2002       $ 234,304      $ 133,688      $(122,923)     $  10,700     $ 255,769

December 31, 2003       $ 255,769      $  15,000      $ (54,385)     $       -     $ 216,384


DYNAMIC MATERIALS CORPORATION
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
WARRANTY RESERVE


                                      Balance at      Additions                    Balance at
                                      beginning      charged to       Repairs        end of
                                      of period         income        allowed        period
                                      ----------     -----------    -----------    ----------
Year ended -

December 31, 2001                       $ 80,000       $ 48,325      $ (53,325)    $  75,000

December 31, 2002                       $ 75,000       $ 96,840      $ (21,840)    $ 150,000

December 31, 2003                      $ 150,000       $ 28,403      $ (28,403)    $ 150,000


DYNAMIC MATERIALS CORPORATION
SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
INVENTORY RESERVE


                                      Balance at     Additions                     Balance at
                                      beginning      charged to      Inventory       end of
                                      of period        income       write-offs       period
                                      ----------     -----------    -----------    ----------
Year ended -

December 31, 2001                     $      -         $      -     $       -       $      -

December 31, 2002                     $      -         $ 75,000             -       $ 75,000

December 31, 2003                     $ 75,000         $ 52,561     $ (70,525)      $ 57,036

                                                                    Exhibit 23.1

               CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statement File Nos. 333-58033 and 333-54166 of our report dated February 27, 2004, with respect to the consolidated financial statements and schedules of Dynamic Material Corporation included in its Annual Report (Form 10-K) for the year ended December 31, 2003.

                              /s/ Ernst & Young LLP

Denver, Colorado
March 19, 2004

Exhibit 99.2

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dynamic Materials Corporation (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Yvon Pierre Cariou, President and Chief Executive Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 March 22, 2004



                                           /s/ Yvon Pierre Cariou
                                           -------------------------------------
                                           Yvon Pierre Cariou
                                           President and Chief Executive Officer
                                           of Dynamic Materials Corporation



A signed original of this written statement required by Section 906 has been provided to Dynamic Materials Corporation and will be retained by Dynamic Materials Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 99.3

                CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
               SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of Dynamic Materials Corporation (the "Company") on Form 10-K for the period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Richard
A. Santa, Vice President and Chief Financial Officer of the Company, certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (i) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (ii) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                 March 22, 2004



                                      /s/ Richard A. Santa
                                      ------------------------------------------
                                      Richard A. Santa
                                      Vice President and Chief Financial Officer
                                      of Dynamic Materials Corporation


A signed original of this written statement required by Section 906 has been provided to Dynamic Materials Corporation and will be retained by Dynamic Materials Corporation and furnished to the Securities and Exchange Commission or its staff upon request.