Form 10-Q
period 2004-03-31
DYNAMIC MATERIALS CORP
filed 2004-05-11
CIK 34067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission file number 0-8328

DYNAMIC MATERIALS CORPORATION
(Exact name of Registrant as Specified in its Charter)

Delaware (State of Incorporation or Organization)	84-0608431 (I.R.S. Employer Identification No.)
5405 Spine Road, Boulder, Colorado 80301 (Address of principal executive offices, including zip code)
(303) 665-5700 (Registrant's telephone number, including area code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act). Yes ☐    No ☒

        The number of shares of Common Stock outstanding was 5,107,134 as of April 30, 2004.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1—Financial Statements, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3—Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the quarterly report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend" and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this report on Form 10-Q and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$522,604	$521,697
Accounts receivable, net of allowance for doubtful accounts of $215,312 and $216,384, respectively	7,268,296	6,922,630
Inventories	8,091,710	7,441,712
Prepaid expense and other	1,141,324	1,207,615
Current portion of promissory note receivable	210,000	157,500
Current deferred tax asset	221,400	388,100

Total current assets	17,455,334	16,639,254
PROPERTY, PLANT AND EQUIPMENT	23,082,244	22,702,857
Less—Accumulated depreciation	(9,040,470)	(8,686,208)

Property, plant and equipment	14,041,774	14,016,649
RESTRICTED CASH AND INVESTMENTS	191,999	191,999
GOODWILL, net of accumulated amortization of $234,299	847,076	847,076
INTANGIBLE ASSETS, net of accumulated amortization of $700,354 and $694,854, respectively	61,168	66,668
OTHER ASSETS, net	191,661	197,262
PROMISSORY NOTE RECEIVABLE	370,000	422,500

TOTAL ASSETS	$33,159,012	$32,381,408

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft	$300,952	$288,162
Accounts payable	4,029,179	2,759,121
Accrued expenses	2,374,390	2,379,483
Lines of credit	2,128,370	2,059,624
Current maturities on long-term debt	2,631,071	2,627,049

Total current liabilities	11,463,962	10,113,439
OTHER LONG-TERM DEBT	5,404,296	6,021,540
NET DEFERRED TAX LIABILITIES	441,722	485,555
DEFERRED GAIN ON SWAP TERMINATION	34,827	37,245
OTHER LONG-TERM LIABILITIES	126,557	139,223

Total liabilities	17,471,364	16,797,002

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 5,097,034 and 5,088,884 shares issued and outstanding, respectively	254,854	254,446
Additional paid-in capital	12,439,749	12,428,545
Retained earnings	2,262,083	2,053,869
Other cumulative comprehensive income	730,962	847,546

Total stockholders' equity	15,687,648	15,584,406

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,159,012	$32,381,408

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(unaudited)

	2004	2003
NET SALES	$10,981,508	$9,203,866
COST OF PRODUCTS SOLD	8,849,785	6,894,189

Gross profit	2,131,723	2,309,677

COSTS AND EXPENSES:
General and administrative expenses	918,221	889,662
Selling expenses	756,031	729,058

Total costs and expenses	1,674,252	1,618,720

INCOME FROM OPERATIONS	457,471	690,957
OTHER INCOME (EXPENSE):
Other income (expense), net	4,641	3,926
Interest expense	(123,511)	(143,709)
Interest income	4,170	1,342

INCOME BEFORE INCOME TAXES	342,771	552,516
INCOME TAX PROVISION	134,557	216,324

INCOME FROM CONTINUING OPERATIONS	208,214	336,192
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax benefit	—	(182,487)

NET INCOME	$208,214	$153,705

NET INCOME PER SHARE—BASIC AND DILUTED:
Continuing operations	$0.04	$0.07
Discontinued operations	—	(0.04)

Net Income	$0.04	$0.03

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—
Basic	5,089,549	5,061,390

Diluted	5,166,934	5,080,340

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(unaudited)

	Common Stock				Other Cumulative Comprehensive Income
			Additional Paid-In Capital	Retained Earnings			Comprehensive Income for the Period
	Shares	Amount				Total
Balances, December 31, 2003	5,088,884	$254,446	$12,428,545	$2,053,869	$847,546	$15,584,406
Shares issued for stock option exercises	8,150	408	11,204	—	—	11,612
Net income	—	—	—	208,214	—	208,214	208,214
Derivative valuation, net of tax of $10,912	—	—	—	—	(17,068)	(17,068)	(17,068)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(99,516)	(99,516)	(99,516)

Balances, March 31, 2004	5,097,034	$254,854	$12,439,749	$2,262,083	$730,962	$15,687,648	$91,630

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$208,214	$336,192
Adjustments to reconcile income from continuing operations to net cash provided by operating activities—
Depreciation	400,105	361,982
Amortization	5,500	5,500
Amortization of deferred gain on swap termination	(2,418)	(3,040)
Provision for deferred income taxes	129,097	90,387
Change in—
Accounts receivable, net	(438,223)	2,203,579
Inventories	(758,213)	(1,310,985)
Prepaid expenses and other	45,790	(400,516)
Accounts payable	1,345,033	1,255,103
Accrued expenses	46,950	(358,591)

Net cash flows provided by operating activities	981,835	2,179,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(525,604)	(343,033)
Change in other non-current assets	5,601	22,780

Net cash flows used in investing activities	(520,003)	(320,253)

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(unaudited)

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings / (repayments) on bank lines of credit, net	287,431	(412,826)
Borrowings / (repayments) on related party lines of credit, net	(187,383)	—
Payment on SNPE Inc term loan	(333,333)	(333,333)
Payment on industrial development revenue bond	(225,000)	(205,000)
Change in other long-tem liabilities	(8,682)	—
Net proceeds from issuance of common stock	11,612	—
Bank overdraft	12,790
Repayment of bank overdraft	—	(209,517)

Net cash flows used in financing activities	(442,565)	(1,160,676)

EFFECTS OF EXCHANGE RATES ON CASH	(18,360)	33,626
CASH FLOWS USED IN DISCONTINUED OPERATIONS	—	(254,364)

NET INCREASE IN CASH AND CASH EQUIVALENTS	907	477,944
CASH AND CASH EQUIVALENTS, beginning of the period	521,697	1,158,234

CASH AND CASH EQUIVALENTS, end of the period	$522,604	$1,636,178

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$115,189	$224,782

Income taxes	$69,924	$324,797

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. BASIS OF PRESENTATION

        The information included in the Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2003.

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

  Stock Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options including Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock- Based Compensation—Transition and Disclosure ("SFAS 148"). Under APB 25, because the exercise price of the Company's employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees that is based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

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

	Three Months Ended March 31,
	2004	2003
Risk-free interest rate	2.7%	2.5%
Expected lives	4.0 years	4.0 years
Expected volatility	80.7%	101.0%
Expected dividend yield	0.0%	0.0%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Expected volatility is computed using the Company's historic stock prices over the preceding three-year period. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The weighted average fair value of options granted for the three months ended March 31, 2004 and 2003 was $1.94 and $2.36, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Three Months Ended March 31,
	2004	2003
Net income:
As reported	$208,214	$153,705
Expense calculated under SFAS 123	(53,816)	(64,326)

Pro forma	$154,398	$89,379

Basic and diluted net income per common share:
As reported	$0.04	$0.03

Pro forma	$0.03	$0.02

3. INVENTORY

        The components of inventory are as follows at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
	(unaudited)
Raw Materials	$2,420,261	$2,757,459
Work-in-Process	5,373,252	4,435,019
Supplies	298,197	249,234

	$8,091,710	$7,441,712

4. DEBT

        Lines of credit consist of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
Bank lines of credit	$1,580,360	$1,306,204
SNPE S.A line of credit	548,010	753,420

	$2,128,370	$2,059,624

        Other long-term debt consists of the following at March 31, 2004 and December 31, 2003:

	March 31, 2004	December 31, 2003
SNPE, Inc. Convertible subordinated note	$1,200,000	$1,200,000
SNPE, Inc. Term loan	1,666,669	2,000,002
Term loan—French bank	1,763,698	1,818,587
Industrial development revenue bonds	3,405,000	3,630,000

	8,035,367	8,648,589
Less current maturities	(2,631,071)	(2,627,049)

Other long-term debt	$5,404,296	$6,021,540

  Loan Covenants and Restrictions

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of March 31, 2004, the Company was in compliance with all financial covenants and provisions of its debt agreements.

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

        DMC's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 2004 and 2003 as follows:

	Explosive Manufacturing	Aerospace	Total
For the three months ended March 31, 2004
Net sales	$9,660,434	$1,321,074	$10,981,508

Depreciation and amortization	$289,938	$115,667	$405,605

Income (loss) from operations	$835,559	$(378,088)	$457,471
Unallocated amounts:
Other income, net			4,641
Interest expense, net			(119,341)

Consolidated income before income taxes			$342,771

	Explosive Manufacturing	Aerospace	Total
For the three months ended March 31, 2003
Net sales	$7,273,031	$1,930,835	$9,203,866

Depreciation and amortization	$254,459	$113,023	$367,482

Income from operations	$676,634	$14,323	$690,957
Unallocated amounts:
Other income, net			3,926
Interest expense, net			(142,367)

Consolidated income before income taxes			$552,516

        During the three months ended March 31, 2004 and 2003, sales to no one customer accounted for more than 10% of total net sales.

6. COMPREHENSIVE INCOME

        DMC's comprehensive income for the three ended March 31, 2004 and 2003 was as follows:

	Three Months Ended March 31,
	2004	2003
Net income for the period	$208,214	$153,705
Derivative valuation adjustment	(17,068)	—
Foreign currency translation adjustment	(99,516)	118,977

Comprehensive income	$91,630	$272,682

7. DISCONTINUED OPERATIONS

        On October 7, 2003, DMC completed the sale of its PMP division. The sale price was $580,000 and was financed through the issuance of a promissory note payable over a 2 1/2 year period. The sale included the inventory and property, plant and equipment of PMP.

        Operating results of the discontinued operations (formerly included in the Aerospace Group) for the three months ended March 31, 2003 are summarized as follows:

Net sales	$532,369

Loss from discontinued operations	$(298,487)
Tax benefit	116,000

Loss from discontinued operations, net of tax	$(182,487)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

        DMC's consolidated sales for the quarter ended March 31, 2004 increased from those in the first quarter of 2003 due to a general strengthening in demand for clad metal plate manufactured by our Explosive Metalworking Group. On a worldwide basis, year-to-year first quarter sales for our Explosive Metalworking Group increased by 33% as a result of a 58% increase in sales by the Group's U.S. Clad Metal division. However, for the three months ended March 31, 2004, consolidated income from operations declined to $457,471 from $690,957 in the first quarter of 2003 due to the first quarter 2004 operating loss reported by our Aerospace Group and a decline in year-to-year first quarter gross margins at Nobelclad Europe. Our consolidated net income increased from $153,708 in the first quarter of 2003 to $208,214 in the first quarter of 2004. Reported first quarter net income in 2003 included a loss from the discontinued operations of $182,487 relating to the discontinued operations of the former PMP Division that was sold on October 7, 2003.

        Our Explosive Metalworking Group reported first quarter sales of $9,660,434 in 2004 versus sales of $7,273,031 in 2003 and an increase in operating income to $835,559 in the first quarter of 2004 from $676,634 in the first quarter of 2003. The outlook for continued improvement in the Group's 2004 sales performance and operating income is promising. The Explosive Metalworking backlog, which had increased from $8.6 million at December 31, 2002 to $11.7 million at December 31, 2003, increased further to $17.3 million as of March 31, 2004 due to a strong flow of new orders during first three months of 2004 that significantly exceeded our expectations. U.S. demand for our clad metal products is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities. Postponed capital spending within these industries over the past few years, improved economic conditions and the "Clean Fuels Act" appear to be working together to increase demand for our products in the U.S. In contrast to the U.S. market, demand for our clad products in Europe is more dependent on large projects, such as the building of new purified terephthalic acid ("PTA") plants in different parts of the world, and on sales of electrical transition joints that are used in the aluminum smelting industry. European sales should improve during the remainder of 2004 as Nobelclad ships product under an order it has received in support of new PTA plant construction and continues to gain market share in the electrical transition joint business. Nobelclad Europe's first quarter gross margin, which declined from 29.4% in 2003 to 13.0% in 2004 due to unfavorable product mix changes and local market price competition, is also expected to show improvement during the remainder of 2004.

        For the three months ended March 31, 2004, our Aerospace Group reported sales of $1,321,074 compared to sales of $1,930,835 in the prior year first quarter. As a result of this 32% sales decrease, the Aerospace Group reported an operating loss of $378,088 in the first quarter of 2004 compared to operating income of $14,323 in the first quarter of 2003. Spin Forge's first quarter loss increased to $325,244 in 2004 from $125,340 in 2003. As discussed in our December 31, 2003 Form 10-K, Spin Forge remains highly dependent on two missile motor case programs for the defense industry. There are no current orders for one of these two programs and it is not clear when Spin Forge will receive the next order. While the Spin Forge management team has greatly increased opportunities for the division's participation in new programs, it will take some time before these positive business development efforts begin to show significant bottom-line benefits. AMK Welding reported an operating loss of $52,844 in the first quarter of 2004 compared to operating income of $139,663 in the first quarter of 2003 as development work performed in 2003 on a new ground-based turbine did not recur in 2004. AMK Welding expects to see improvement in its sales and operating results during the remainder of 2004 and still hopes that its full year 2004 results will be comparable to those for 2003. Prospects at AMK for 2005 and beyond now appear to be excellent as the new ground-based turbine goes into production and the demand for commercial aircraft engines, which has been depressed since 2001, improves.

        DMC generated cash flow from operations of approximately $980,000 during the first quarter of 2004, all of which was applied to the funding of capital expenditures and scheduled long-term debt principal payments in the approximate amounts of $525,000 and $558,000, respectively. Based on expected improvements in operating income during the remainder of 2004 and minimal expected income tax payments due to than $2.7 million in net operating loss carry-forwards for U.S. Federal income tax purposes, we expect operating cash flow for the full year 2004 to be strong. A significant portion of the operating cash flow that we expect to generate in 2004 will be used to satisfy approximately $2.6 million in principal payments that are due in 2004 under various long-term debt agreements. These payments will further strengthen our balance sheet, which also benefited from payments on long-term debt of approximately $2.2 million in 2003.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

	Percentage of net sales
	Three months ended March 31,
	2004	2003
Net sales	100.0%	100.0%
Cost of products sold	80.6%	74.9%

Gross margin	19.4%	25.1%
General & administrative	8.3%	9.7%
Selling expenses	6.9%	7.9%

Income from operations	4.2%	7.5%
Other expense, net	0.0%	0.0%
Interest expense, net	1.1%	1.5%
Income tax provision	1.2%	2.3%

Income from continuing operations	1.9%	3.7%
Loss from discontinued operations	—	2.0%

Net income	1.9%	1.7%

        Net Sales.    Net sales for the quarter ended March 31, 2004 increased by 19.3% to $10,981,508 from $9,203,866 in the first quarter of 2003. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 32.8% to $9,660,434 in the first quarter of 2004 from $7,273,031 in the first quarter of 2003. The Explosive Metalworking sales increase reflects a 57.9% increase in U.S. clad sales and a 3.5% U.S. dollar sales increase at Nobleclad Europe. Noblelclad Europe's sales increase is somewhat misleading since it reflects a sales volume decrease of approximately $430,000 that was entirely offset by a favorable foreign exchange translation adjustment of approximately $550,000 relating to the significant decline in the value of the U.S dollar against the Euro from the first quarter of 2003 to the first quarter of 2004. The overall increase in worldwide Explosive Metalworking Group sales is principally attributable to improved economic condition of the industries that the Group serves as evidenced by an increase in backlog from $8.6 million at December 31, 2002 to $11.7 million at the end of 2003. This positive sales trend is expected to continue in the second quarter of 2004 based on an increase in the backlog to $17.3 million as of March 31, 2004. The Aerospace Group contributed sales of $1,321,074 (12.0% of total sales) in the first quarter of 2004 versus $1,930,835 (21.0% of total sales) in the first quarter of 2003. This 31.6% sales decrease reflects year-to-year sales decreases of 34.5% and 26.1% at Spin Forge and AMK Welding, respectively. The Spin Forge sales decrease relates to sales declines under both of the division's major recurring missile motor case programs, one of which remains in an indefinite hold status. Lower year-to-year revenues from ground-based turbine work negatively affected AMK Welding's first quarter 2004 sales as AMK waits for a customer to transition a new ground-based turbine system from development into production.

        Gross Profit.    Gross profit for the quarter ended March 31, 2004 decreased by 7.7% to $2,131,723 from $2,309,677 in the first quarter of 2003. The gross profit margin rate for the first quarter of 2004 was 19.4%, a 22.7% decrease from the gross profit margin rate of 25.1% for the first quarter of 2003. The gross profit margin for the Explosive Metalworking Group decreased to 24.0% in the first quarter of 2004 from 28.4% in the 2003 first quarter. The decrease in the gross profit margin for the Explosive Metalworking Group is attributable to a decrease in Nobelclad Europe's gross margin from 29.4% in 2003 to 13.0% in 2004 as a result of unfavorable product mix changes and stiff price competition in its local markets. The gross profit margin for the Aerospace Group was a negative 13.9% for the quarter ended March 31, 2004 as compared to a positive gross margin of 12.7% in the first quarter of 2003. This significant decline in the gross margin rate is due to the first quarter 2004 sales declines experienced by both Spin Forge and AMK Welding. Spin Forge reported a negative gross profit margin of 23.8% in the first quarter of 2004 as its sales volume was insufficient to cover direct cost of sales and fixed manufacturing expenses.

        General and Administrative Expenses.    General and administrative expenses for the quarter ended March 31, 2004 were $918,221, a 3.2% increase from the $889,662 reported in the first quarter of 2003. As a percentage of net sales, general and administrative expenses decreased to 8.3% in the first quarter of 2004 from 9.7% in the first quarter of 2003 as a result of the 19.3% increase in first quarter 2004 sales.

        Selling Expenses.    Selling expenses increased by 3.7% to $756,031 for the quarter ended March 31, 2004 from $729,058 in the first quarter of 2003. As a percentage of net sales, selling expenses decreased from 7.9% in the first quarter of 2003 to 6.9% for the quarter ended March 31, 2004 as a result of the increase in first quarter 2004 sales.

        Income from Operations.    For the quarter ended March 31, 2004, we reported income from operations of $457,471, a decrease of 33.8% from the $690,957 of operating income reported for the first quarter of 2003. Our Explosive Metalworking Group reported income from operations of $835,559 in the first quarter of 2004 as compared to operating income of $676,634 in the 2003 first quarter. This operating income increase reflects a sales increase of $2,387,403, or 32.8%, that was partially offset by a decrease in the Group's gross margin rate from 28.4% in 2003 to 24.0% in 2004. Our Aerospace Group reported an operating loss of $378,088 in the first quarter of 2004 as compared to operating income of $14,323 in the prior year first quarter. The Group's first quarter 2004 operating loss reflects operating losses of $325,244 and $52,844 at Spin Forge and AMK Welding, respectively. In the 2003 first quarter, AMK reported operating income of $139,663 that offset an operating loss of $125,340 reported by Spin Forge.

        Interest Expense, net.    Interest expense decreased by 16.2% to $119,341 for the quarter ended March 31, 2004 from $142,367 in the first quarter of 2003. This decrease reflects a combination of lower outstanding borrowings and lower average interest rates in 2004.

        Income Tax Provision.    For the quarter ended March 31, 2004, DMC recorded a consolidated income tax provision of $134,557 on income from continuing operations as compared to a consolidated income tax provision of $216,324 in the first quarter of 2003. The effective tax rate remained essentially unchanged at 39.3% in 2004 compared to 39.2% in 2003. The 2004 and 2003 income tax provisions include $166,700 and $81,000, respectively, related to U.S. taxes, with the remainder relating to foreign taxes (or tax benefits) associated with the operations of Nobelclad and its Swedish subsidiary Nitro Metall.

        Income from Continuing Operations.    For the quarter ended March 31, 2004, income from continuing operations decreased to $208,214 from $336,192 in the first quarter of 2003. This decrease is attributable to the decrease in first quarter 2004 income from operations as discussed above.

        Loss from Discontinued Operations.    On October 7, 2003, DMC completed the sale of its PMP division. In our consolidated financial statements for the year ended December 31, 2003, we reported the loss on the sale of PMP as well as the operating losses reported by PMP in 2003, 2002 and 2001 as discontinued operations, net of related tax benefits. Accordingly, for the quarter ended March 31, 2003, we reported a loss from discontinued operations of $182,487 to present PMP's first quarter 2003 operating loss of $298,487, less $116,000 in related tax benefits, as discontinued operations.

        Net Income.    We reported net income of $208,214 in the first quarter of 2003 compared to net income of $153,705 in the first quarter of 2003. Net income for the first quarter of 2003 includes income from continuing operations of $336,192 that was partially offset by a loss from discontinued operations of $182,487.

Liquidity and Capital Resources

        Historically, DMC has obtained its operational financing from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock. On June 14, 2000, our stockholders approved a Stock Purchase Agreement between DMC and SNPE, Inc ("SNPE"). The closing of the transaction resulted in a payment from SNPE of $5,800,000 to DMC in exchange for 2,109,091 shares of DMC common stock at a price of $2.75 per share causing SNPE to become a majority stockholder of DMC on the closing date. An additional $1,200,000 cash payment was made by SNPE to DMC to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share. We also borrowed $3,500,000 on June 14, 2000 under a credit facility with SNPE that carried interest at the Federal Funds Rate plus 1.5% and provided for maximum borrowings of $4,500,000. Proceeds from the SNPE equity investment, convertible subordinated note issuance and credit facility borrowings aggregated $10,500,000 and enabled us to repay all outstanding borrowings under a bank revolving credit facility.

        In connection with its July 3, 2001 acquisition of Nobelclad, DMC entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005. In anticipation of its acquisition by DMC, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a term loan with a French bank in the amount of 1,448,266 Euros ($1,763,698 based upon the March 31, 2004 exchange rate). This term loan carries interest at the Euro Interbank Offered Rate ("EURIBOR") plus 0.4%. Annual principal payments of 289,653 Euros begin on June 21, 2004 and are due on each anniversary date thereafter until final maturity on June 21, 2008. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE's indirect ownership of Nobelclad falls below 50%. Nobelclad also maintains a 2 million Euro ($2,435,600 based upon the March 31, 2004 exchange rate) intercompany working capital line with Groupe SNPE under which borrowings of $548,010 were outstanding as of March 31, 2004. This intercompany line bears interest at EURIBOR plus 1.5%. DMC also maintains a 4,000,000 Swedish Krona line of credit with a Swedish bank for its Nitro Metall operations. As of March 31, 2004, there was 1,588,760 Swedish Krona in outstanding borrowings under this line of credit ($208,763 based upon the March 31, 2004 exchange rate) and the line has a variable interest rate, which was 2.5% at March 31, 2004.

        In December 2001, we obtained a $6,000,000 revolving line of credit with a U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE, Inc. This bank line of credit is being used to finance ongoing working capital requirements of our U.S. operations. Initial proceeds from the bank line of credit were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE, Inc. The bank line expires on December 4, 2004 and carries an interest rate equal to the bank's prime rate plus 0.5%. Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventories of our U.S. operations and by new investments in property, plant and equipment with respect to U.S. operations that are made during the term of the agreement. As of March 31, 2004 we had borrowed $1,371,597 under the line of credit, and we had approximately $3.4 million available for future borrowings. Company management is optimistic that that it can successfully renew or replace this line of credit prior to its December expiration date.

        We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future. However, a significant portion of our sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under our credit facilities could lessen our ability to meet future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing favorably on the basis of price. Risks associated with the availability of funds are minimized by borrowing from multiple lenders. The nature of DMC's business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of March 31, 2004, the Company was in compliance with all financial covenants and provisions of its debt agreements.

        The Company's principal cash flows related to debt obligations, operating lease obligations and purchase obligations have not materially changed since December 31, 2003.

Highlights from the Statement of Cash Flows for the Three Months Ended March 31, 2004

        Net cash flows provided by operating activities for the three months ended March 31, 2004 totaled $981,835. Significant sources of operating cash flow included net income from operations of $208,214, depreciation and amortization of $403,187, deferred tax expense of $129,097 and positive net changes of $241,337 in various components of working capital. Net positive changes in working capital include an increase in accounts payable and accrued expenses aggregating $1,391,983. This positive change in working capital was largely offset by increases in accounts receivable and inventories of $438,223 and $758,213, respectively. The increases in accounts receivable and inventories are reflective of the increased business activity of the Explosive Metalworking Group during the first quarter of 2004. This increased activity was financed through an increase in accounts payable and accrued expenses.

        Cash used in investing activities totaled $520,003 and included capital expenditures in the amount of $525,604.

        Net cash flows used in financing activities totaled $442,565. Significant uses of cash for financing activities included $333,333 in principal payments on the SNPE, Inc. term loan, an industrial development revenue bond principal payment of $225,000, and repayment of $187,383 on a related party line of credit. These debt repayments were partially offset by net borrowings of $287,431 on bank lines of credit.

Highlights from the Statement of Cash Flows for the Three Months Ended March 31, 2003

        Net cash flows from operating activities for the three months ended March 31, 2003 were $2,179,611. Significant sources of operating cash flow included net income from continuing operations of $336,184, depreciation and amortization of $364,442, deferred tax expense of $90,387 and positive net changes of $1,388,598 in various components of working capital. Net positive changes in working capital included a decrease in accounts receivable of $2,203,579 and an increase in accounts payable of $1,255,103. These positive changes in working capital were partially offset by increases in inventories and prepaid expenses of $1,310,985 and $400,516, respectively, and a decrease in accrued expenses of $358,583. The decrease in accounts receivable is reflective of the decline in sales during the three months ended March 31, 2003. The increase in inventories and accounts payable is reflective of the increase in customer orders during the latter part of the first quarter of 2003.

        Cash used in investing activities totaled $320,253 and was comprised primarily of capital expenditures in the amount of $343,033.

        Net cash flows used in financing activities for the three months ended March 31, 2003 totaled $1,160,676. Uses of cash flow from financing activities included repayments on the bank lines of credit of $412,826, repayment of a bank overdraft of $209,517, principal payments on industrial development revenue bonds in the amount of $205,000, and $333,333 in principal payments on the SNPE, Inc. term loan.

Future Capital Needs and Resources

        We anticipate that, for the foreseeable future, available cash flows will be principally used for:

  —
  operating expenses to support our domestic and foreign manufacturing operations;

  —
  capital expenditures;

  —
  debt service requirements; and

  —
  other general corporate expenditures.

        We expect cash inflows from operating activities to exceed outflows for the full year 2004. However, our success depends on the execution of our strategies, including our ability to:

  —
  secure an adequate level of new customer orders at all operating divisions; and

  —
  continue to implement the most cost-effective internal processes.

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through 2004. In making this assessment, we have considered:

  —
  presently scheduled debt service requirements during the remainder of 2004, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;

  —
  the anticipated level of capital expenditures during 2004;

  —
  our expectation of generating positive cash flow from operations during the remainder of 2004.

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

Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, asset impairment, inventory valuation and impact of foreign currency exchange rate risks.

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

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        There have been no events that materially affect our quantitative and qualitative disclosure about market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4. Controls and Procedures

        As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

        The Company's management, including the CEO and CFO, does not expect that the Company's disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Part II—OTHER INFORMATION

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities and Use of Proceeds

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        On January 28, 2004, the Company held a Special Meeting of Stockholders. The Board of Directors of the Company called the Special Meeting to vote on a plan to remove the Company's current classified board structure (frequently referred to as a "staggered board") and replace it with a structure in which each director will be subject to reelection annually, and subject to removal by stockholders without cause.

        The Company had 5,072,943 shares of Common Stock outstanding as of December 19, 2003, the record date for the Special Meeting. At the Special Meeting, holders of a total of 4,922,402 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Special Meeting:

Proposal 1: To amend the certification of incorporation of the Company to provide for removal of the staggered board and to provide stockholders with the ability to remove Directors without cause.

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"
4,909,316	7,585	5,501

Proposal 2: To remove all of the Directors.

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Shares not voted
2,962,361	8,818	55,841	1,895,382

Proposal 3: Election of Directors.

DIRECTOR	Shares Voted "FOR"	Shares Withheld
Mr. Bernard Hueber	4,838,572	83,830
Mr. Gerard Munera	4,839,087	83,315
Mr. Jacques Loppion	4,837,150	85,252
Mr. Francois Schwartz	4,838,810	83,592
Mr. George W. Morgenthaler	4,834,777	87,625
Mr. Bernard Fontana	4,840,287	82,115
Mr. Dean Allen	4,843,157	79,245

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
  (b)
  Reports on Form 8-K

        Current Report on Form 8-K filed on March 16, 2004, under items 7 and 12 thereof, relating to the Company's financial results for the year ended December 31, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION (Registrant)
Date: May 11, 2004	/s/ RICHARD A. SANTA Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS
INDEX
Part I—FINANCIAL INFORMATION
  ITEM 1. Consolidated Financial Statements
DYNAMIC MATERIALS CORPORATION & SUBSIDIARY CONSOLIDATED BALANCE SHEETS
DYNAMIC MATERIALS CORPORATION & SUBSIDIARY CONSOLIDATED BALANCE SHEETS
DYNAMIC MATERIALS CORPORATION & SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (unaudited)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARY CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED MARCH 31, 2004 (unaudited)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (unaudited)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003 (unaudited)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (unaudited)
  ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 3. Quantitative and Qualitative Disclosure about Market Risk
  ITEM 4. Controls and Procedures
  Part II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6.
SIGNATURES