Form 10-Q/A
period 2004-03-31
DYNAMIC MATERIALS CORP
filed 2004-05-14
CIK 34067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

        This Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004. The Registrant has amended Part II, Item 6 only, Reports on Form 8-K and Exhibits, in order to file certain exhibits.

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

Item 5. Other Information

        None.

Item 6.

  (a)
  Exhibits

4.1	-	Certificate of Incorporation of the Company.
4.2	-	Bylaws of the Company.
31.1	-	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	-	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	-	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	-	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        Current Report on Form 8-K filed on March 16, 2004, under items 7 and 12 thereof, relating to the Company's financial results for the year ended December 31, 2003.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION (Registrant)
Date: May 14, 2004	/s/ RICHARD A. SANTA Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)

QuickLinks

EXPLANATORY NOTE
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