Form 10-Q
period 2004-06-30
DYNAMIC MATERIALS CORP
filed 2004-08-13
CIK 34067

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004
OR
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

        The number of shares of Common Stock outstanding was 5,118,230 as of July 31, 2004.

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

Part I—FINANCIAL INFORMATION

ITEM 1. Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$689,655	$521,697
Accounts receivable, net of allowance for doubtful accounts of $262,001 and $216,384, respectively	8,523,189	6,922,630
Inventories	6,298,450	5,713,369
Prepaid expense and other	804,585	1,207,615
Current portion of promissory note receivable	210,000	157,500
Current deferred tax asset	336,600	388,100

Total current assets	16,862,479	14,910,911
PROPERTY, PLANT AND EQUIPMENT	19,746,661	19,284,937
Less—Accumulated depreciation	(8,078,584)	(7,454,538)

Property, plant and equipment	11,668,077	11,830,399
RESTRICTED CASH AND INVESTMENTS	191,999	191,999
GOODWILL, net of accumulated amortization of $234,299	847,076	847,076
INTANGIBLE ASSETS, net of accumulated amortization of $705,854 and $694,854, respectively	55,668	66,668
OTHER ASSETS, net	172,628	197,262
PROMISSORY NOTE RECEIVABLE	317,500	422,500
ASSETS HELD FOR SALE	3,056,629	3,914,593

TOTAL ASSETS	$33,172,056	$32,381,408

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Bank overdraft	$182,613	$288,162
Accounts payable	5,248,673	2,759,121
Accrued expenses	2,864,085	2,379,483
Lines of credit	931,432	2,059,624
Current maturities on long-term debt	3,848,381	2,627,049

Total current liabilities	13,075,184	10,113,439
LONG-TERM BANK LINE OF CREDIT	1,175,838	—
OTHER LONG-TERM DEBT	3,260,137	6,021,540
NET DEFERRED TAX LIABILITIES	244,191	485,555
DEFERRED GAIN ON SWAP TERMINATION	32,571	37,245
OTHER LONG-TERM LIABILITIES	130,425	139,223

Total liabilities	17,918,346	16,797,002

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 5,118,230 and 5,088,884 shares issued and outstanding, respectively	255,914	254,446
Additional paid-in capital	12,490,208	12,428,545
Retained earnings	1,757,096	2,053,869
Other cumulative comprehensive income	750,492	847,546

Total stockholders' equity	15,253,710	15,584,406

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$33,172,056	$32,381,408

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
NET SALES	$11,985,085	$9,256,393	$22,145,213	$17,206,055
COST OF PRODUCTS SOLD	9,098,241	6,634,587	16,931,035	12,322,822

Gross profit	2,886,844	2,621,806	5,214,178	4,883,233

COSTS AND EXPENSES:
General and administrative expenses	895,911	733,175	1,684,498	1,449,259
Selling expenses	940,653	772,501	1,696,685	1,501,560

Total costs and expenses	1,836,564	1,505,676	3,381,183	2,950,819

INCOME FROM OPERATIONS	1,050,280	1,116,130	1,832,995	1,932,414
OTHER INCOME (EXPENSE):
Other income (expense), net	2,399	(3,879)	7,042	37
Interest expense	(110,511)	(131,304)	(234,022)	(275,012)
Interest income	7,448	287	11,619	1,628

INCOME BEFORE INCOME TAXES	949,616	981,234	1,617,634	1,659,067
INCOME TAX PROVISION	384,685	384,008	645,243	649,332

INCOME FROM CONTINUING OPERATIONS	564,931	597,226	972,391	1,009,735
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations, net of tax benefit	(450,919)	(201,818)	(650,164)	(460,622)
Loss on impairment of assets associated with discontinued operations, net of tax benefit	(619,000)	—	(619,000)	—

Loss from discontinued operations	(1,069,919)	(201,818)	(1,269,164)	(460,622)

NET INCOME (LOSS)	$(504,988)	$395,408	$(296,773)	$549,113

NET INCOME (LOSS) PER SHARE—BASIC AND DILUTED:
Income from continuing operations	$0.11	$0.12	$0.19	$0.20
Loss from discontinued operations	(0.21)	(0.04)	(0.25)	(0.09)

Net Income (loss)	$(0.10)	$0.08	$(0.06)	$0.11

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—
Basic	5,106,912	5,061,390	5,098,231	5,061,390

Diluted	5,192,276	5,077,351	5,180,286	5,078,785

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

	Common Stock				Other Cumulative Comprehensive Income (loss)
			Additional Paid-In Capital	Retained Earnings			Comprehensive Loss for the Period
	Shares	Amount				Total
Balances, December 31, 2003	5,088,884	$254,446	$12,428,545	$2,053,869	$847,546	$15,584,406
Shares issued for stock option exercises	18,250	913	35,332	—	—	36,245
Shares issued in connection with the employee stock purchase plan	11,096	555	26,331	—	—	26,886
Net loss	—	—	—	(296,773)	—	(296,773)	$(296,773)
Derivitave valuation, net of tax of $27,276	—	—	—	—	42,662	42,662	42,662
Change in cumulative foreign currency translation adjustment	—	—	—	—	(139,716)	(139,716)	(139,716)

Balances, June 30, 2004	5,118,230	$255,914	$12,490,208	$1,757,096	$750,492	$15,253,710	$(393,827)

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$972,391	$1,009,735
Adjustments to reconcile income from continuing operations to net cash provided by operating activities—
Depreciation	676,763	609,196
Amortization	11,000	11,000
Amortization of deferred gain on swap termination	(4,674)	(5,931)
Provision for deferred income taxes	627,096	389,415
Change in—
Accounts receivable, net	(1,838,155)	1,488,197
Inventories	(702,689)	(1,462,261)
Prepaid expenses and other	381,472	(256,298)
Accounts payable	2,506,076	1,027,195
Accrued expenses	445,365	(603,834)

Net cash flows provided by operating activities	3,074,645	2,206,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment received on promissory note receivable	52,500	—
Acquisition of property, plant and equipment	(630,326)	(649,618)
Change in other non-current assets	24,634	28,357

Net cash flows used in investing activities	(553,192)	(621,261)

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

(unaudited)

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	90,441	1,114,639
Borrowings on related party lines of credit, net	—	307,034
Payment on SNPE Inc term loan	(666,666)	(1,333,332)
Payment on industrial development revenue bond	(455,000)	(415,000)
Payment on term loan with French bank	(355,518)	—
Change in other long-tem liabilities	(3,621)	—
Net proceeds from issuance of common stock	63,131	22,597
Repayment of bank overdraft	(177,745)	(177,705)

Net cash flows used in financing activities	(1,504,978)	(481,767)

EFFECTS OF EXCHANGE RATES ON CASH	(6,737)	105,640
CASH FLOWS USED IN DISCONTINUED OPERATIONS	(841,780)	(1,114,190)

NET INCREASE IN CASH AND CASH EQUIVALENTS	167,958	94,836
CASH AND CASH EQUIVALENTS, beginning of the period	521,697	1,158,234

CASH AND CASH EQUIVALENTS, end of the period	$689,655	$1,253,070

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$208,307	$345,850

Income taxes	$119,644	$475,501

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Risk-free interest rate	3.6%	N/A	3.2%	2.5%
Expected lives	4.0 years	N/A	4.0 years	4.0 years
Expected volatility	74.4%	N/A	77.6%	101.0%
Expected dividend yield	0.0%	N/A	0.0%	0.0%

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

        The weighted average fair value of options granted for the three months ended June 30, 2004 was $2.05. No options were granted for the three months ended June 30, 2003. For the six months ended June 30, 2004 and 2003, the weighted average fair value of options granted was $1.99 and $1.66, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$(504,988)	$395,408	$(296,773)	$549,113
Expense calculated under SFAS 123	(56,382)	(63,571)	(110,199)	(113,239)

Pro forma	$(561,370)	$331,837	$(406,972)	$435,874

Basic and diluted net income (loss) per common share:
As reported	$(0.10)	$0.08	$(0.06)	$0.11

Pro forma	$(0.11)	$0.07	$(0.08)	$0.09

        The pro forma net income calculation above reflects $10,050 and $9,639 in compensation expense associated with the Employee Stock Purchase Plan for the three and six months ended June 30, 2004 and 2003, respectively.

3.     INVENTORY

        The components of inventory are as follows at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
	(unaudited)
Raw materials	$3,157,715	$2,757,459
Work-in-process	2,872,329	2,706,676
Supplies	268,406	249,234

	$6,298,450	$5,713,369

4.     DEBT

        Lines of credit consist of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
Bank lines of credit	$1,382,170	$1,306,204
SNPE S.A line of credit	725,100	753,420

	2,107,270	2,059,624
Less current portion	(931,432)	(2,059,624)

Long-term bank line of credit	$1,175,838	$—

        Other long-term debt consists of the following at June 30, 2004 and December 31, 2003:

	June 30, 2004	December 31, 2003
SNPE, Inc. Convertible subordinated note	$1,200,000	$1,200,000
SNPE, Inc. Term loan	1,333,336	2,000,002
Term loan—French bank	1,400,182	1,818,587
Industrial development revenue bonds	3,175,000	3,630,000

	7,108,518	8,648,589
Less current maturities	(3,848,381)	(2,627,049)

Other long-term debt	$3,260,137	$6,021,540

  Loan Covenants and Restrictions

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of June 30, 2004, the Company failed to meet minimum debt service coverage and minimum net income covenants for its U.S. operations under its revolving line of credit with a U.S. bank. Covenant violations occurred primarily as a result of significant operating losses incurred by the Company's Spin Forge division during 2004. The Company has obtained an amendment on this revolving line of credit which waives the covenant violations and sets forth new financial covenants for the remainder of the year which are based on management's forecast of 2004 operating results, cash flows and capital expenditures. Additionally, the amendment extends the expiration date for the revolving line of credit from December 4, 2004 to December 4, 2005. Therefore, as of June 30, 2004, the Company has classified the outstanding borrowings under this line of credit as long term.

5.     BUSINESS SEGMENTS

        DMC is organized in the following two segments: the Explosive Metalworking Group and AMK Welding. The Explosive Metalworking Group uses explosives to perform metal cladding and shock synthesis. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the hydrocarbon processing, chemical processing, power generation, petrochemical, pulp and paper, mining, shipbuilding and heat, ventilation and air conditioning industries. AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground based turbines.

        Historically, our Aerospace Group has been comprised of the AMK Welding, Spin Forge and PMP divisions. Since PMP and Spin Forge are now reported as discontinued operations due to the 2003 sale of PMP and the planned divestiture of Spin Forge in 2004, the Aerospace Group no longer exists and AMK Welding is been reported as standalone business segment.

        DMC's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and six months ended June 30, 2004 and 2003 as follows:

	Explosive Manufacturing	AMK Welding	Total
For the three months ended June 30, 2004
Net sales	$11,426,038	$559,047	$11,985,085

Depreciation and amortization	$289,364	$54,092	$343,456

Income from operations	$1,031,749	$18,531	$1,050,280
Unallocated amounts:
Other income, net			2,399
Interest expense, net			(103,063)

Consolidated income before income taxes			$949,616

	Explosive Manufacturing	AMK Welding	Total
For the three months ended June 30, 2003
Net sales	$8,478,766	$777,627	$9,256,393

Depreciation and amortization	$259,370	$52,464	$311,834

Income from operations	$900,509	$215,621	$1,116,130
Unallocated amounts:
Other income, net			(3,879)
Interest expense, net			(131,017)

Consolidated income before income taxes			$981,234

	Explosive Manufacturing	AMK Welding	Total
For the six months ended June 30, 2004
Net sales	$21,086,472	$1,058,741	$22,145,213

Depreciation and amortization	$579,303	$108,460	$687,763

Income (loss) from operations	$1,867,306	$(34,311)	$1,832,995
Unallocated amounts:
Other income, net			7,042
Interest expense, net			(222,403)

Consolidated income before income taxes			$1,617,634

	Explosive Manufacturing	AMK Welding	Total
For the six months ended June 30, 2003
Net sales	$15,751,797	$1,454,258	$17,206,055

Depreciation and amortization	$513,829	$106,367	$620,196

Income from operations	$1,577,141	$355,273	$1,932,414
Unallocated amounts:
Other income, net			37
Interest expense, net			(273,384)

Consolidated income before income taxes			$1,659,067

        During the three and six months ended June 30, 2004 and 2003, sales to no one customer accounted for more than 10% of total net sales.

6.     COMPREHENSIVE INCOME

        DMC's comprehensive income for the three and six months ended June 30, 2004 and 2003 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income (loss) for the period	$(504,988)	$395,408	$(296,773)	$549,113
Derivative valuation adjustment	59,730	—	42,662	—
Foreign currency translation adjustment	(40,199)	260,277	(139,716)	379,254

Comprehensive income (loss)	$(485,457)	$655,685	$(393,827)	$928,367

        As of June 30, 2004, cumulative comprehensive income totaling $750,492 consisted entirely of currency translation adjustments. As of December 31, 2003, cumulative comprehensive income, which totaled $847,546, consisted of currency translation adjustments of $890,208, which were partially offset by a comprehensive loss related to a derivative valuation adjustment of $42,662.

7.     DISCONTINUED OPERATIONS

        On October 7, 2003, DMC completed the sale of its PMP division. The sale price was $580,000 and was financed through the issuance of a promissory note payable over a 2 1/2 year period. The sale included the inventory and property, plant and equipment of PMP.

        During the three months ended June 30, 2004, DMC reached a decision to divest of its Spin Forge division under a plan that involves subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party. The division's inventory would be sold to this third party who would also assume full responsibility for Spin Forge business activities and operating expenses. With respect to the Spin Forge manufacturing equipment and tooling, DMC recorded an after tax impairment loss of $619,000 in its June 30, 2004 financial statements based upon the difference between the current carrying value of the equipment and the present value of the future minimum equipment lease payments from the third party plus estimated liquidation proceeds at the end of the minimum lease term. The Company holds a purchase option on the Spin Forge real estate that allows it to purchase the real estate for $2,880,000, a price that is significantly below the real estate's recently appraised value. As part of the proposed divestiture transaction, DMC will maintain control of the real estate purchase option but the third party will have the option, through August 1, 2005, to receive an assignment of the primary lease and real estate purchase option from DMC for such reasonable consideration as the parties may mutually agree. The value inherent in the real estate purchase option is believed to be significant but was not considered in the calculation of the reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.

        Spin Forge inventory totaled $1,965,138 and $1,728,343 as of June 30, 2004 and December 31, 2003, respectively. The carrying value of the equipment and tooling is $1,091,491 (after impairment) and $2,186,250 at June 30, 2004 and December 31, 2003, respectively. The Spin Forge inventory and equipment and tooling are classified as assets held for sale in the consolidated balance sheets as of June 30, 2004 and December 31, 2003.

        Operating results of the discontinued operations for the three and six months ended June 30, 2004 and 2003 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net sales:
PMP division	$—	$559,403	$—	$1,091,772
Spin Forge division	147,689	1,444,811	969,069	2,699,014

Total net sales	$147,689	$2,004,214	$969,069	$3,790,786

Loss from discontinued operations:
PMP division	$—	$(197,110)	$—	$(495,586)
Spin Forge division	(739,919)	(133,708)	(1,065,164)	(259,036)

Total loss from discontinued operations	(739,919)	(330,818)	(1,065,164)	(754,622)
Tax benefit:
PMP division	—	77,000	—	193,000
Spin Forge division	289,000	52,000	415,000	101,000

Total tax benefit	289,000	129,000	415,000	294,000

Loss from discontinued operations, net of tax	$(450,919)	$(201,818)	$(650,164)	$(460,622)

Loss on impairment of assets associated with discontinued operations:
PMP division	$—	$—	$—	$—
Spin Forge division	(1,015,000)	—	(1,015,000)	—

Total loss on impairment of assets associated with discontinued operations	(1,015,000)	—	(1,015,000)	—
Tax benefit:
PMP division	—	—	—	—
Spin Forge division	396,000	—	396,000	—

Total tax benefit	396,000	—	396,000	—

Loss on impairment of assets associated with discontinued operations, net of tax	$(619,000)	$—	$(619,000)	$—

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

        DMC's consolidated sales for both the second quarter and six months ended June 30, 2004 increased by 29% from those for the comparable periods of 2003 due to a general strengthening in demand for clad metal plate manufactured by our Explosive Metalworking Group. Explosive Metalworking Group sales for the second quarter and six months ended June 30, 2004 and 2003, increased by 35% and 34%, respectively, and include sales increases of 40% and 48% for the respective periods by the Group's U.S. Clad Metal Division. Despite the large sales increase, consolidated income from operations for the six months ended June 30 declined slightly to $1,832,995 in 2004 from $1,932,414 in 2003 due to a year-to-year decline in AMK Welding operating income and lower Explosive Metalworking Group gross margins in the 2004 period. We reported a consolidated net loss of $296,773 for the six months ended June 30, 2004 as compared to net income of $549,113 for the comparable period of 2003. The net loss in 2004 is attributable to a loss from discontinued operations of $1,269,164 that resulted from our recent decision to divest the Spin Forge Division. In the 2003 six-month period, we reported a loss from discontinued operations of $460,622 that reflected the combined after tax operating losses of Spin Forge and the former PMP Division, which was sold on October 7, 2003. After tax income from continuing operations for the six months ended June 30, 2004 and 2003 remained relatively flat at $972,391 and $1,009,735, respectively.

        Our Explosive Metalworking Group reported sales of $21,086,472 for the six months ended June 30, 2004 versus comparable 2003 sales of $15,751,797 and an increase in operating income to $1,867,306 in 2004 from $1,577,141 in 2003. The outlook for continued improvement in the Group's 2004 sales performance and operating income is promising. The Explosive Metalworking backlog, which had increased from $8.6 million at December 31, 2002 to $11.7 million at December 31, 2003 and $17.3 million as of March 31, 2004, increased further to $21.1 million as of June 30, 2004. This record backlog is the direct result of the strong flow of new orders during the first six months of 2004 that significantly exceeded our expectations and that includes an order in excess of $5 million for the Ravensthorpe nickel project in Australia, which we expect to ship in the fourth quarter of 2004. With the exception of the large nickel hydrometallurgy project orders that we receive periodically, U. S. demand for our clad metal products is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities. Postponed capital spending within these industries over the past few years, improved economic conditions and the "Clean Fuels Act" appear to be working together to increase demand for our products in the U.S. In contrast to the U.S. market, demand for our clad products in Europe is more dependent on large projects, such as the building of new purified terephthalic acid ("PTA") plants in different parts of the world, and on sales of electrical transition joints that are used in the aluminum smelting industry. European sales are expected to be strong in the second half of 2004 as Nobelclad ships products relating to orders in support of new PTA plant construction and continues to gain market share in the electrical transition joint business.

        Historically, our Aerospace Group has been comprised of the AMK Welding, Spin Forge and PMP divisions. Since PMP and Spin Forge are now reported as discontinued operations due to the 2003 sale of PMP and the planned divestiture of Spin Forge in 2004, the Aerospace Group no longer exists and AMK Welding has been reported as a standalone business segment in the accompanying consolidated financial statements. For the six months ended June 30, 2004, AMK Welding reported sales of $1,058,741 compared to sales of $1,454,258 in the first half of 2003. As a result of this 27% sales decrease, AMK Welding reported a year-to-date operating loss of $34,311 in 2004 compared to operating income of $355,273 in 2003. Development work performed in 2003 on a new ground-based turbine did not recur during the first half of 2004 and the absence of such work in 2004 is largely responsible for the decline in AMK's sales and operating income levels. Based upon a recent increase in orders, AMK's sales and operating results are expected to show modest improvement during the second half of 2004 from those reported for the first half of the year but full year 2004 results will likely fall short of those reported in 2003. However, prospects at AMK for 2005 and beyond appear to be excellent as the new ground-based turbine goes into production and the demand for commercial aircraft engines, which has been depressed since 2001, continues to improve. AMK sales in 2005 are expected to exceed those of 2002 when AMK reported sales of approximately $3.3 million and operating income in excess of $1 million.

        DMC generated cash flow from operations of approximately $3,075,000 during the first six months of 2004, the majority of which was applied to the funding of capital expenditures, scheduled long-term debt principal payments, and operating losses and working capital requirements of the discontinued operations of Spin Forge in the approximate amounts of $630,000 and $1,477,000 and $842,000, respectively. Based on expected improvements in operating income during the remainder of 2004 and minimal expected income tax payments due to more than $2.5 million in net operating loss carry-forwards for U.S. Federal income tax purposes, we expect operating cash flow for the remainder of 2004 to be strong. A significant portion of the operating cash flow that we expect to generate in 2004 will be used to satisfy approximately $2.6 million in principal payments that are due in 2004 under various long-term debt agreements. These payments will further strengthen our balance sheet, which also benefited from payments on long-term debt of approximately $2.2 million in 2003.

Three and Six Months Ended June 30, 2004 Compared to Three and Six Months Ended June 30, 2003

        The following table sets forth for the periods indicated the percentage relationship to net sales of certain income statement data:

	Percentage of net sales
	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	75.9%	71.7%	76.5%	71.6%

Gross margin	24.1%	28.3%	23.5%	28.4%
General & administrative	7.5%	7.9%	7.6%	8.4%
Selling expenses	7.8%	8.3%	7.6%	8.8%

Income from operations	8.8%	12.1%	8.3%	11.2%
Other expense, net	0.0%	0.0%	0.0%	0.0%
Interest expense, net	0.8%	1.5%	1.0%	1.6%
Income tax provision	3.2%	4.1%	2.9%	3.7%

Income from continuing operations	4.8%	6.5%	4.4%	5.9%
Loss from discontinued operations	9.0%	2.2%	5.7%	2.7%

Net income (loss)	(4.2)%	4.3%	(1.3)%	3.2%

        Net Sales.    Net sales for the quarter ended June 30, 2004 increased by 29.5% to $11,985,085 from $9,256,393 in the second quarter of 2003. Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 34.8% to $11,426,038 in the second quarter of 2004 from $8,478,766 in the second quarter of 2003. The Explosive Metalworking sales increase reflects a 40.2% increase in U.S. clad sales and a 26.6% U.S. dollar sales increase at Nobleclad Europe. Nobelclad Europe's sales increase reflects a sales volume increase of 19.4% with the remainder of the 26.6% increase being attributable to foreign exchange rate fluctuations. The overall increase in quarter-to-quarter worldwide Explosive Metalworking Group sales is principally attributable to the improved economic condition of the industries that the Group serves as evidenced by an increase in backlog from $10.7 million at March 31, 2003 to $17.3 million as of March 31, 2004. This positive sales trend is expected to continue in the second half of 2004 based on an increase in the backlog to $21.1 million as of June 30, 2004. Sales at AMK Welding, the only continuing operating division in what was formerly our Aerospace Group, decreased by 28.1% to $559,047 in the second quarter of 2004 from $777,627 in the second quarter of 2003. Lower quarter-to-quarter revenues from ground-based turbine work negatively affected AMK Welding's second quarter 2004 sales as AMK waits for a customer to transition a new ground-based turbine system from development into production.

        For the six months ended June 30, 2004, net sales increased by 28.7% to $22,145,213 from $17,206,055 for the comparable period of 2003. Explosive Metalworking Group sales for the comparable six-month periods increased by 33.9% to $21,086,472 in 2004 from $15,751,797 in 2003. As discussed above, the overall increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that the Group serves as evidenced by significant year-to-year backlog increases. AMK Welding sales for the six-month period ended June 30, 2004 totaled $1,058,741, a decrease of 27.2% from sales of $1,454,258 reported for the comparable period of 2003. This year-to-year sales decrease is also attributable to the lower revenues from ground-based turbine work as discussed above.

        Gross Profit.    Gross profit for the quarter ended June 30, 2004 increased by 10.1% to $2,886,844 from $2,621,806 in the second quarter of 2003. The gross profit margin rate for the second quarter of 2004 was 24.1%, a 15% decrease from the gross profit margin rate of 28.3% for the second quarter of 2003. For the six months ended June 30, 2004, gross profit was $5,214,178, a 6.8% increase from $4,883,233 in a comparable period of 2003. The gross profit margin rate for the first six months of 2004 was 23.5%, a 17% decrease from the gross profit margin rate of 28.4% for the first six months of 2003.

        The gross profit margin for the Explosive Metalworking Group decreased to 24.5% in the second quarter of 2004 from 27.7% in the second quarter of 2003. This decrease is primarily a result of unfavorable product mix changes in the Group's U.S. operations, whose second quarter gross margin rate decreased to 26.2% in 2004 from 32.0% in 2003. Nobelcad Europe's second quarter gross margin rate increased slightly to 21.2% in 2004 from 20.8% in 2003. For the six months ended June 30, 2004, the gross profit margin for the Explosive Metalworking Group decreased to 24.2% from 28.0% for the six months ended June 30, 2003. This decrease reflects a decrease in the U.S. gross margin rate to 28.0% in 2004 from 30.0% in 2003 and a decrease in Nobelclad Europe's year-to-date gross margin rate to 17.5% in 2004 from 25.0% in 2003. The year-to-year decrease in Nobelclad's gross margin rate reflects an unfavorable first quarter 2004 product mix and the negative impact of stiff local market price competition on certain orders that were booked in late 2003 and early 2004.

        The gross profit margin for AMK Welding was 16.2% for the quarter ended June 30, 2004 as compared to a gross margin of 35.2% in the second quarter of 2003. For the six months ended June 30, 2004, AMK Welding's gross profit margin decreased to 9.7% from 32.4% for the comparable period of 2003. The gross margin declines at AMK Welding reflect less favorable absorption of fixed manufacturing overhead expenses resulting from the sales declines experienced in 2004.

        General and Administrative Expenses.    General and administrative expenses for the quarter ended June 30, 2004 were $895,911, a 22.2% increase from the $733,175 reported in the second quarter of 2003. For the six months ended June 30, 2004, general and administrative expenses increased to $1,684,498 from $1,449,259 in the comparable period of 2003. The increase in general and administrative expenses for both the second quarter and six-month periods of 2004 reflect increases in consulting fees, legal expenses and board of director fees. Increased consulting fees relate to the use of an outside consultant to assist with the Spin Forge divestiture efforts. The increase in legal expenses relates to assistance with the preparation of proxy materials for the annual stockholders meeting held on June 10, 2004 (the 2003 annual stockholders meeting was held in October) and the implementation of new corporate governance requirements under the Sarbanes-Oxley Act. Director fees increased as a result of an increase in the number of meetings held during the first half of 2004 versus the first half of 2003 and an increase in the quarterly retainer and meeting fees paid to directors that became effective on July 1, 2003.

        As a percentage of net sales, general and administrative expenses decreased to 7.5% in the second quarter of 2004 from 7.9% in the second quarter of 2003 as a result of the 29.5% increase in second quarter 2004 sales. For the six months ended June 30, 2004, general and administrative expenses, as a percentage of net sales, decreased to 7.6% from 8.4% for the comparable six-month period.

        Selling Expenses.    Selling expenses increased by 21.8% to $940,653 for the quarter ended June 30, 2004 from $772,501 in the second quarter of 2003. For the six months ended June 30, 2004, selling expenses increased by 13% to $1,696,685 from $1,501,560 in the comparable period of 2003. The increase in selling expenses for both the second quarter and six-month periods of 2004 reflects an increase in accrued bonus expense associated with the higher profitability of the U.S. Clad Metal Division in 2004 and increased spending in 2004 on business travel and outside consultants relating to the higher level of business activity and the pursuit of new business development opportunities.

        As a percentage of net sales, selling expenses decreased from 8.3% in the second quarter of 2003 to 7.8% for the quarter ended June 30, 2004 as a result of the increase in second quarter 2004 sales. For the six months ended June 30, 2004, selling expenses, as a percentage of net sales, decreased to 7.6% from 8.8% for the comparable six-month period.

        Income from Operations.    For the quarter ended June 30, 2004, we reported income from operations of $1,050,280, a decrease of 5.9% from the $1,116,130 of operating income reported for the second quarter of 2003. For the six months ended June 30, 2004, we reported operating income of $1,832,995, which represented a 5.1% decrease from the $1,932,414 in operating income that we reported for the first six months of 2003.

        Our Explosive Metalworking Group reported income from operations of $1,031,749 in the second quarter of 2004 compared to operating income of $900,509 in the second quarter of 2003. This operating income increase reflects a sales increase of $2,947,272, or 34.8%, that was partially offset by a decrease in the Group's gross margin rate from 28.3% in 2003 to 24.1% in 2004 and higher second quarter 2004 operating expense levels. For the six months ended June 30, 2004, our Explosive Metalworking Group reported income from operations of $1,867,306, an 18.4% increase from operating income of $1,577,141 for the comparable period of 2003. This operating income increase reflects a sales increase of $5,334,675, or 33.9%, that was partially offset by a decrease in the Group's gross margin rate from 28.4% in 2003 to 23.5% in 2004 and higher 2004 operating expenses.

        AMK Welding reported operating income of $18,531 in the second quarter of 2004 compared to operating income of $215,621 in the prior year second quarter. For the six months ended June 30, 2004, AMK reported an operating loss of $34,311 compared to operating income of $355,273 for the comparable period of 2003. The unfavorable changes in operating income levels at AMK are principally attributable to the second quarter and year-to-date 2004 sales declines that AMK experienced as further discussed above.

        Interest Expense, net.    Interest expense decreased by 21.3% to $103,063 for the quarter ended June 30, 2004 from $131,017 in the second quarter of 2003. For the six months ended June 30, 2004, interest expense decreased by 18.6% to $222,403 from $273,384 for the comparable period in 2003. These decreases reflect a combination of lower outstanding borrowings and lower average interest rates in 2004.

        Income Tax Provision.    For the quarter ended June 30, 2004, DMC recorded a consolidated income tax provision of $384,685 on income from continuing operations as compared to a consolidated income tax provision of $384,008 in the second quarter of 2003. For the six months ended June 30, 2004, we recorded a consolidated income tax provision of $645,243 on income from continuing operations as compared to a consolidated income tax provision of $649,332 for the comparable period of 2003. The effective tax rate increased slightly to 40.5% and 39.9% for the three and six months ended June 30, 2004, respectively, from 39.1% for both of the respective 2003 periods.

        Income from Continuing Operations.    For the quarter ended June 30, 2004, income from continuing operations decreased to $564,931 from $597,226 in the second quarter of 2003. Income from continuing operations for the six months ended June 30, 2004 decreased 3.7% to $972,391 from $1,009,735 for the first half of 2003. The decreases for both periods are principally a result of the decline in AMK Welding operating results as discussed above but also reflect the lower gross margin rates reported by our Explosive Metalworking Group in 2004.

        Loss from Discontinued Operations.    On October 7, 2003, DMC completed the sale of its PMP division. In our consolidated financial statements for the year ended December 31, 2003, we reported the loss on the sale of PMP as well as the operating losses reported by PMP in 2003, 2002 and 2001 as discontinued operations, net of related tax benefits. Accordingly, for the second quarter and six months ended June 30, 2003, we reported net of tax operating losses of $120,110 and $302,586, respectively, to present PMP's 2003 operating losses as discontinued operations.

        DMC currently has a divestiture plan for its Spin Forge division that involves subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party. The division's inventory would be sold to this third party who would also assume full responsibilities for Spin Forge business activities and operating expenses. With respect to the Spin Forge manufacturing equipment and tooling, we have recorded an after tax impairment loss of $619,000 in our June 30, 2004 financial statements based upon the difference between the current carrying value of the equipment and the present value of the future minimum equipment lease payments from the third party plus estimated liquidation proceeds at the end of the minimum lease term. The Company holds a purchase option on the Spin Forge real estate that allows it to purchase the real estate for $2,880,000, a price that is significantly below the real estate's recently appraised value. As part of the proposed divestiture transaction, DMC will maintain control of this real estate purchase option but the third party will have the option, through August 1, 2005, to receive an assignment of the primary lease and real estate purchase option from DMC for such reasonable consideration as the parties may mutually agree. The value inherent in this real estate purchase option is believed to be significant but was not considered in the calculation of the impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.

        In the accompanying consolidated financial statements, we have reported the 2004 and 2003 operating losses of Spin Forge and the asset impairment loss discussed above as discontinued operations, net of related tax benefits. For the quarters ended June 30, 2004 and 2003, we reported net of tax operating losses of $450,919 and $81,708, respectively, from the discontinued operations of Spin Forge. For the six months ended June 30, 2004 and 2003, we reported net of tax operating losses of $650,164 and $158,036, respectively, with respect to the discontinued operations of Spin Forge. The large increases in the Spin Forge 2004 operating losses reflects a decrease in second quarter sales from $1,444,811 in 2003 to only $147,689 in 2004 and a decrease in year-to-date sales from $2,699,014 in 2003 to $969,069 in 2004.

        Net Income.    We reported a net loss of $504,988 in the second quarter of 2004 compared to net income of $395,408 in the second quarter of 2003. The net loss for the second quarter of 2004 includes income from continuing operations of $564,931 that was offset by a loss from discontinued operations of $1,069,919. Net income for the second quarter of 2003 includes income from continuing operations of $597,226 that was partially offset by a loss from discontinued operations of $201,818. For the six months ended June 30, 2004, we reported a net loss of $296,773, which includes income from continuing operations of $972,391 offset by a loss from discontinued operations of $1,269,164. For the six months ended June 30, 2003, we reported net income of $549,113, which includes income from continuing operations of $1,009,735 that was partially offset by a loss from discontinued operations of $460,622.

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

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of June 30, 2004, the Company failed to meet minimum debt service coverage and minimum net income covenants for its U.S. operations under its revolving line of credit with a U.S. bank. Covenant violations occurred primarily as a result of significant operating losses incurred by the Company's Spin Forge division during 2004. The Company has obtained an amendment on this revolving line of credit which waives the covenant violations and sets forth new financial covenants for the remainder of the year which are based on management's updated forecast of 2004 operating results, cash flows and capital expenditures. Additionally, the amendment extends the expiration date for the revolving line of credit from December 4, 2004 to December 4, 2005. Therefore, as of June 30, 2004, the Company is in compliance with all financial covenants and provisions of its debt agreements. There is no assurance that the Company will not violate financial covenants in the future and, in the event of a default, that the Company will be successful in obtaining waivers.

        The Company's principal cash flows related to debt obligations, operating lease obligations and purchase obligations have not materially changed since December 31, 2003.

Highlights from the Statement of Cash Flows for the Six Months Ended June 30, 2004

        Net cash flows provided by operating activities for the six months ended June 30, 2004 totaled $3,074,645. Significant sources of operating cash flow included net income from continuing operations of $972,391, depreciation and amortization of $683,089, deferred tax expense of $627,096 and positive net changes of $792,069 in various components of working capital. Net positive changes in working capital include an increase in accounts payable and accrued expenses aggregating $2,951,441. This positive change in working capital was largely offset by increases in accounts receivable and inventories of $1,838,155 and $702,689, respectively. The large increases in accounts receivable and inventories reflect the higher production and sales volume associated with the general strength of our Explosive

Metalworking segment. Fortunately, we were able to finance these working capital requirements by increasing our accounts payable and accrued expenses.

        Cash used in investing activities totaled $553,192 and included capital expenditures in the amount of $630,326 that was offset by payments received of $52,500 on a promissory note receivable and a net decrease in other non-current assets of $24,364.

        Net cash flows used in financing activities totaled $1,504,978. Significant uses of cash for financing activities included $666,666 in principal payments on the SNPE, Inc. term loan, industrial development revenue bond principal payments of $455,000, a principal payment on the term loan with a French bank for $355,518 and a repayment of a bank overdraft of $177,745. These debt repayments were partially offset by net borrowings of $90,441 on bank lines of credit.

        Cash flows used in discontinued operations totaled $841,780 and were primarily the result of the operating losses incurred by Spin Forge.

Highlights from the Statement of Cash Flows for the Six Months Ended June 30, 2003

        Net cash flows from operating activities for the six months ended June 30, 2003 were $2,206,414. Significant sources of operating cash flow included net income from continuing operations of $1,009,735, depreciation and amortization of $614,265, deferred tax expense of $389,415 and positive net changes of $192,999 in various components of working capital. Net positive changes in working capital included a decrease in accounts receivable of $1,488,197 and an increase in accounts payable of $1,027,195. These positive changes in working capital were partially offset by increases in inventories and prepaid expenses of $1,462,261 and $256,298, respectively, and a decrease in accrued expenses of $603,834.

        Cash used in investing activities totaled $621,261 and was comprised primarily of capital expenditures in the amount of $649,618.

        Net cash flows used in financing activities for the six months ended June 30, 2003 totaled $481,767. Uses of cash flow from financing activities included repayment of a bank overdraft of $177,705, principal payments on industrial development revenue bonds in the amount of $415,000, and $1,333,332 in principal payments on the SNPE, Inc. term loan. These debt repayments were partially offset by net borrowings of $1,114,639 on bank lines of credit and $307,034 on net borrowings on related party lines of credit.

        Cash flows used in discontinued operations totaled $1,114,190 and were the result of the operating losses of Spin Forge and PMP as well as negative changes in working capital for those divisions.

Future Capital Needs and Resources

        We anticipate that, for the foreseeable future, available cash flows will be principally used for:

  •
  operating expenses to support our domestic and foreign manufacturing operations;

  •
  capital expenditures;

  •
  debt service requirements; and

  •
  other general corporate expenditures.

        We expect cash inflows from operating activities to exceed outflows for the full year 2004. However, our success depends on the execution of our strategies, including our ability to:

  •
  secure an adequate level of new customer orders at all operating divisions; and

  •
  continue to implement the most cost-effective internal processes.

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through 2004. In making this assessment, we have considered:

  •
  presently scheduled debt service requirements during the remainder of 2004, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;

  •
  the anticipated level of capital expenditures during 2004;

  •
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

ITEM 4. Controls and Procedures

        As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 10, 2004. At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2005 Annual Meeting of Stockholders or until their respective successors are elected and (ii) approved the amendment of the Company's 1997 Equity Incentive Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 50,000 shares.

        The Company had 5,107,134 shares of Common Stock outstanding as of April 13, 2004, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 4,963,531 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors.

DIRECTOR	Shares Voted "FOR"	Shares Withheld
Mr. Bernard Hueber	4,912,586	50,945
Mr. Jacques Loppion	4,911,342	52,189
Mr. Bernard Fontana	4,906,809	56,722
Mr. Gerard Munera	4,914,186	49,345
Mr. Francois Schwartz	4,911,342	52,189
Mr. Dean K. Allen	4,914,686	48,845
Mr. George W. Morgenthaler	4,818,721	144,810

Proposal 2: To approve the amendment of the 1997 Equity Incentive Plan

Shares Voted "FOR"	Shares Voted "AGAINST"	Shares "ABSTAINING"	Shares not voted
3,435,145	209,147	1,225	1,318,014

Item 5. Other Information

        None.

Item 6.

  (a)
  Exhibits

10.1	—	Fourth Amendment to Credit and Security Agreement and Waiver of Defaults, dated August 12, 2004, by and between the Company and Wells Fargo Business Credit, Inc.
31.1	—	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        Report on Form 8-K filed on April 6, 2004, announcing the date of the 2004 Annual Stockholders meeting.

        Report on Form 8-K filed on June 14, 2004, announcing Michel Nicolas as the new Chairman of the Board of Directors.

SIGNATURES

        In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION (Registrant)
Date: August 13, 2004	/s/ RICHARD A. SANTA Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)