Form 10-Q
period 2004-09-30
DYNAMIC MATERIALS CORP
filed 2004-11-12
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

OR

☐                                 TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 FOR THE TRANSITION PERIOD FROM                   TO                   ..

Commission file number 0-8328

DYNAMIC MATERIALS CORPORATION

(Exact name of Registrant as Specified in its Charter)

Delaware	84-0608431
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5405 Spine Road, Boulder, Colorado 80301

(Address of principal executive offices, including zip code)

(303) 665-5700

(Registrant’s telephone number, including area code)

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

The number of shares of Common Stock outstanding was 5,150,230 as of October 31, 2004.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1- Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout the quarterly report on Form 10-Q and the information incorporated by reference to be covered by the safe harbor provisions for forward-looking statements. Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “will”, “anticipate”, “estimate”, “expect”, “intend” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this report on Form 10-Q and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1 - Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2004 (unaudited) and December 31, 2003
Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003 (unaudited)
Consolidated Statements of Stockholders’ Equity for the nine months ended September 30, 2004 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2004 and 2003 (unaudited)

Notes to Consolidated Financial Statements (unaudited)

Item 2 - Management’s Discussion and Analysis of FinancialConditionand Results of Operations

Item 3 - Quantitative and Qualitative Disclosures about Market Risk

Item 4 - Controls and Procedures
PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Reports on Form 8-K and Exhibits

Signatures

Certifications

Part I - FINANCIAL INFORMATION

ITEM 1.  Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$575,532	$521,697
Accounts receivable, net of allowance for doubtful accounts of $296,393 and $216,384, respectively	9,032,569	6,922,630
Inventories	9,270,266	5,713,369
Prepaid expense and other	669,907	1,207,615
Current portion of other receivables	1,235,142	157,500
Current deferred tax asset	431,100	388,100
Total current assets	21,214,516	14,910,911

PROPERTY, PLANT AND EQUIPMENT	20,109,013	19,284,937
Less - Accumulated depreciation	(8,449,584)	(7,454,538)
Property, plant and equipment	11,659,429	11,830,399

RESTRICTED CASH AND INVESTMENTS	191,999	191,999

GOODWILL, net of accumulated amortization of $234,299	847,076	847,076

INTANGIBLE ASSETS, net of accumulated amortization of $711,354 and $694,854, respectively	50,168	66,668

OTHER ASSETS, net	151,650	197,262

OTHER RECEIVABLES	1,018,660	422,500

ASSETS OF DISCONTINUED OPERATIONS	1,081,490	3,914,593
TOTAL ASSETS	$36,214,988	$32,381,408

The accompanying notes are an integral part

of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2004	2003
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank overdraft	$714,793	$288,162
Accounts payable	5,606,618	2,759,121
Accrued expenses	2,729,535	2,379,483
Lines of credit	691,303	2,059,624
Current maturities on long-term debt	3,875,507	2,627,049
Total current liabilities	13,617,756	10,113,439

LONG-TERM BANK LINE OF CREDIT	2,400,556	—

OTHER LONG-TERM DEBT	3,026,513	6,021,540

NET DEFERRED TAX LIABILITIES	788,668	485,555

DEFERRED GAIN ON SWAP TERMINATION	30,482	37,245

OTHER LONG-TERM LIABILITIES	140,478	139,223
Total liabilities	20,004,453	16,797,002

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 5,135,730 and 5,088,884 shares issued and outstanding, respectively	256,789	254,446
Additional paid-in capital	12,523,806	12,428,545
Retained earnings	2,590,999	2,053,869
Other cumulative comprehensive income	838,941	847,546
Total stockholders’ equity	16,210,535	15,584,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$36,214,988	$32,381,408

The accompanying notes are an integral part

of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
NET SALES	$12,070,114	$9,724,125	$34,215,328	$26,930,181

COST OF PRODUCTS SOLD	8,776,634	7,442,252	25,707,669	19,765,074
Gross profit	3,293,480	2,281,873	8,507,659	7,165,107

COSTS AND EXPENSES:
General and administrative expenses	572,325	684,280	2,256,825	2,133,530
Selling expenses	774,401	684,194	2,471,085	2,185,755
Total costs and expenses	1,346,726	1,368,474	4,727,910	4,319,285
INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	1,946,754	913,399	3,779,749	2,845,822

OTHER INCOME (EXPENSE):
Other income (expense), net	(4,823)	(16,268)	2,219	(16,230)
Interest expense	(116,695)	(121,880)	(350,717)	(396,893)
Interest income	6,481	1,260	18,100	2,888

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	1,831,717	776,511	3,449,351	2,435,587

INCOME TAX PROVISION	696,442	417,943	1,342,684	1,068,275
INCOME FROM CONTINUING OPERATIONS	1,135,275	358,568	2,106,667	1,367,312

DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations, net of tax benefit	(133,373)	(327,652)	(782,537)	(787,284)
Loss on sale of assets associated with discontinued operations, net of tax benefit	(168,000)	(710,309)	(787,000)	(710,309)
Loss from discontinued operations	(301,373)	(1,037,961)	(1,569,537)	(1,497,593)
NET INCOME (LOSS)	$833,902	$(679,393)	$537,130	$(130,281)

NET INCOME (LOSS) PER SHARE - BASIC AND DILUTED:
Income from continuing operations	$0.22	$0.07	$0.41	$0.27
Loss from discontinued operations	(0.06)	(0.20)	(0.31)	(0.30)
Net income (loss)	$0.16	$(0.13)	$0.10	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	5,122,225	5,072,943	5,106,287	5,065,283
Diluted	5,216,542	5,139,144	5,192,441	5,093,010

The accompanying notes are an integral part

of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	CommonStock		Paid-In	Retained	Comprehensive		Income (Loss)
	Shares	Amount	Capital	Earnings	Income (Loss)	Total	for the Period

Balances, December 31, 2003	5,088,884	$254,446	$12,428,545	$2,053,869	$847,546	$15,584,406

Shares issued for stock option exercises	35,750	1,788	68,930	—	—	70,718

Shares issued in connection with the employee stock purchase plan	11,096	555	26,331	—	—	26,886

Net income	—	—	—	537,130	—	537,130	$537,130

Derivative valuation, net of tax of $27,276	—	—	—	—	42,662	42,662	42,662

Change in cumulative foreign currency translation adjustment	—	—	—	—	(51,267)	(51,267)	(51,267)
Balances, September 30, 2004	5,135,730	$256,789	$12,523,806	$2,590,999	$838,941	$16,210,535	$528,525

The accompanying notes are an integral part of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$2,106,667	$1,367,312
Adjustments to reconcile income from continuing operations to net cash provided by operating activities -
Depreciation	1,015,035	920,425
Amortization	16,500	16,000
Amortization of deferred gain on swap termination	(6,763)	(8,822)
Provision for deferred income taxes	1,265,344	859,569
Change in -
Accounts receivable, net	(1,882,899)	1,646,492
Inventories	(3,598,846)	(754,187)
Prepaid expenses and other	477,462	(165,208)
Accounts payable	2,934,023	181,806
Accrued expenses	471,177	(909,493)

Net cash flows provided by operating activities	2,797,700	3,153,894

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment received on promissory note receivable	105,000	—
Acquisition of property, plant and equipment	(899,341)	(830,295)
Change in other non-current assets	45,612	70,481
Net cash flows used in investing activities	(748,729)	(759,814)

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

(unaudited)

	2004	2003
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings / (repayments) on bank lines of credit, net	1,119,837	(464,346)
Borrowings / (repayments) on related party lines of credit, net	(61,298)	751,422
Payment on SNPE Inc term loan	(666,666)	(1,333,332)
Payment on industrial development revenue bond	(690,000)	(630,000)
Payment on term loan with French bank	(355,104)	—
Change in other long-tem liabilities	3,739	—
Net proceeds from issuance of common stock	97,604	22,597
Repayment of bank overdraft	—	(133,283)
Bank overdraft	357,003	—

Net cash flows used in financing activities	(194,885)	(1,786,942)

EFFECTS OF EXCHANGE RATES ON CASH	7,038	86,666

CASH FLOWS USED IN DISCONTINUED OPERATIONS	(1,807,289)	(1,353,958)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	53,835	(660,154)

CASH AND CASH EQUIVALENTS, beginning of the period	521,697	1,158,234

CASH AND CASH EQUIVALENTS, end of the period	$575,532	$498,080

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for -
Interest	$301,229	$456,988
Income taxes	$199,092	$856,336

The accompanying notes are an integral part

of these consolidated financial statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             BASIS OF PRESENTATION

The information included in the Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2003.

2.             SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of Dynamic Materials Corporation (“DMC”, or the “Company”) and its subsidiary in which it has a greater than a 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders’ equity and are included in other cumulative comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

Revenue Recognition

DMC’s contracts with its customers generally require the production and delivery of multiple units or products. The Company records revenue from contracts as products are completed and shipped to the customer.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we currently provide for such anticipated loss.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options including Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (“SFAS 148”).  Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees that is based on fair values.  The Company elected not to adopt SFAS 123 for expense recognition purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Risk-free interest rate	N/A	N/A	3.2%	2.5%
Expected lives	N/A	N/A	4.0 years	4.0 years
Expected volatility	N/A	N/A	77.6%	101.0%
Expected dividend yield	N/A	N/A	0.0%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options.  Expected volatility is computed using the Company’s historic stock prices over the preceding three-year period.  Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

No options were granted for the three months ended September 30, 2004 or September 30, 2003.  For the nine months ended September 30, 2004 and 2003, the weighted average fair value of options granted was $1.99 and $1.66, respectively.  For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss):
As reported	$833,902	$(679,393)	$537,130	$(130,281)
Expense calculated under SFAS 123	(59,207)	(51,368)	(159,166)	(164,607)
Pro forma	$774,695	$(730,761)	$377,964	$(294,888)

Basic and diluted net income (loss) per common share:
As reported	$0.16	$(0.13)	$0.10	$(0.03)
Pro forma	$0.15	$(0.14)	$0.07	$(0.06)

The pro forma net income calculation above reflects $10,050 and $9,639 in compensation expense associated with the Employee Stock Purchase Plan for the three and nine months ended September 30, 2004 and 2003, respectively.

3.             INVENTORY

The components of inventory are as follows at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
	(unaudited)
Raw materials	$4,640,112	$2,757,459
Work-in-process	4,335,078	2,706,676
Supplies	295,076	249,234
	$9,270,266	$5,713,369

4.             DEBT

Lines of credit consist of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
Bank lines of credit	$2,413,654	$1,306,204
SNPE S.A line of credit	678,205	753,420
	3,091,859	2,059,624
Less current portion	(691,303)	(2,059,624)
Long-term bank line of credit	$2,400,556	$—

Other long-term debt consists of the following at September 30, 2004 and December 31, 2003:

	September 30, 2004	December 31, 2003
SNPE, Inc. Convertible subordinated note	$1,200,000	$1,200,000
SNPE, Inc. Term loan	1,333,336	2,000,002
Term loan - French bank	1,428,684	1,818,587
Industrial development revenue bonds	2,940,000	3,630,000
	6,902,020	8,648,589
Less current maturities	(3,875,507)	(2,627,049)
Other long-term debt	$3,026,513	$6,021,540

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of September 30, 2004, we are in compliance with all financial covenants and other provisions of our debt agreements.

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

Historically, our Aerospace Group has been comprised of the AMK Welding, Spin Forge and PMP divisions.  Since PMP and Spin Forge are now reported as discontinued operations due to the 2003 sale of PMP and the divestiture of Spin Forge completed on September 17, 2004, the Aerospace Group no longer exists and AMK Welding is being reported as a stand-alone business segment.

DMC’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and nine months ended September 30, 2004 and 2003 as follows:

	Explosive Metalworking Group	AMK Welding	Total
For the three months ended September 30, 2004:
Net sales	$11,341,677	$728,437	$12,070,114
Depreciation and amortization	289,587	$54,186	$343,773
Income from operations of continuing operations	$1,868,924	$77,830	$1,946,754
Unallocated amounts:
Other expense, net			(4,823)
Interest expense, net			(110,214)
Consolidated income before income taxes and discontinued operations			$1,831,717

	Explosive Metalworking Group	AMK Welding	Total
For the three months ended September 30, 2003:
Net sales	$9,068,486	$655,639	$9,724,125
Depreciation and amortization	$264,630	$51,599	$316,229
Income from operations of continuing operations	$820,852	$92,547	$913,399
Unallocated amounts:
Other expense, net			(16,268)
Interest expense, net			(120,620)
Consolidated income before income taxes and discontinued operations			$776,511

	Explosive Metalworking Group	AMK Welding	Total
For the nine months ended September 30, 2004:
Net sales	$32,428,150	$1,787,178	$34,215,328
Depreciation and amortization	$868,889	$162,646	$1,031,535
Income from operations of continuing operations	$3,736,230	$43,519	$3,779,749
Unallocated amounts:
Other income, net			2,219
Interest expense, net			(332,617)
Consolidated income before income taxes and discontinued operations			$3,449,351

	Explosive Metalworking Group	AMK Welding	Total
For the nine months ended September 30, 2003:
Net sales	$24,820,283	$2,109,898	$26,930,181
Depreciation and amortization	$778,459	$157,966	$936,425
Income from operations of continuing operations	$2,397,995	$447,827	$2,845,822
Unallocated amounts:
Other expense, net			(16,230)
Interest expense, net			(394,005)
Consolidated income before income taxes and discontinued operations			$2,435,587

During the three and nine months ended September 30, 2004 and 2003, sales to no one customer accounted for more than 10% of total net sales.

6.             COMPREHENSIVE INCOME

DMC’s comprehensive income for the three and nine months ended September 30, 2004 and 2003 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) for the period	$833,902	$(679,393)	$537,130	$(130,281)
Derivative valuation adjustment	—	—	42,662	—
Foreign currency translation adjustment	88,450	45,295	(51,267)	424,549
Comprehensive income (loss)	$922,352	$(634,098)	$528,525	$294,268

Other cumulative comprehensive income as of September 30, 2004 and December 31, 2003 consisted of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
Currency translation adjustment	$838,941	$890,208
Derivative valuation adjustment	—	(42,662)
	$838,941	$847,546

7.             DISCONTINUED OPERATIONS

On October 7, 2003, DMC completed the sale of its PMP division.  The sale price was $580,000 and was financed through the issuance of a promissory note payable over a 2 ½ year period.  The sale included the inventory and property, plant and equipment of PMP.  As of September 30, 2004, the outstanding balance on this note receivable is $475,000 of which $210,000 is included in the current portion of other receivables and $265,000 is included in the long-term portion of other receivables.

On September 17, 2004, DMC completed the divestiture of its Spin Forge division under an agreement that involved subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party.  The division’s inventory was sold to this third party who also assumed full responsibility for Spin Forge business activities and operating expenses.  With respect to the Spin Forge manufacturing equipment and tooling, DMC recorded an impairment loss of $1,015,000 ($619,000, net of tax) in its September 30, 2004 financial statements based upon the difference between the current carrying value of the equipment and the present value of the future minimum equipment lease payments from the third party plus estimated liquidation proceeds at the end of the minimum lease term.  The Company holds a purchase option on the Spin Forge real estate that allows it to purchase the real estate for $2,880,000, a price that is below the real estate’s recently appraised value.  As part of the proposed divestiture transaction, DMC will maintain control of the real estate purchase option but the third party will have the option, through August 1, 2005, to receive an assignment of the primary lease and real estate purchase option from DMC for such reasonable consideration as the parties may mutually agree. The value inherent in the real estate purchase option is believed to be significant but was not considered in the calculation of the reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.

Assets of discontinued operations are comprised of the following:

	September 30, 2004	December 31, 2003
	(unaudited)
Spin Forge leased assets:
Original cost	$3,463,264	$3,417,920
Accumulated depreciation	(1,366,774)	(1,231,670)
Provision for impairment	(1,015,000)	—
Carrying value of leased assets	1,081,490	2,186,250

Spin Forge inventory	—	1,728,343
Total assets of discontinued operations	$1,081,490	$3,914,593

DMC is receiving rent of $23,081 per month on the leased assets through the end of the initial lease term, which expires in December 2006.  As part of the September 17, 2004 divestiture of Spin Forge, DMC sold inventory totaling $1,778,802.  As of September 30, 2004, the sales of this inventory is reflected in other receivables of which $1,025,142 is classified as current and $753,660 is classified as long term based upon the agreed upon payment schedule.

Operating results of the discontinued operations for the three and nine months ended September 30, 2004 and 2003 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales:
PMP division	$—	$395,416	$—	$1,487,187
Spin Forge division	821,222	1,405,085	1,790,291	4,104,100
Total net sales	$821,222	$1,800,501	$1,790,291	$5,591,287

Loss from discontinued operations:
PMP division	$—	$(321,323)	$—	$(816,920)
Spin Forge division	(218,373)	(215,329)	(1,283,537)	(474,364)
Total loss from discontinued operations	(218,373)	(536,652)	(1,283,537)	(1,291,284)

Tax benefit:
PMP division	—	125,000	—	319,000
Spin Forge division	85,000	84,000	501,000	185,000
Total tax benefit	85,000	209,000	501,000	504,000
Loss from discontinued operations, net of tax	$(133,373)	$(327,652)	$(782,537)	$(787,284)

Loss on sale of assets associated with discontinued operations:
PMP division	$—	$(1,164,309)	$—	$(1,164,309)
Spin Forge division	(275,000)	—	(1,290,000)	—
Total loss on sale of assets associated with discontinued operations	(275,000)	(1,164,309)	(1,290,000)	(1,164,309)

Tax benefit:
PMP division	—	454,000	—	454,000
Spin Forge division	107,000	—	503,000	—
Total tax benefit	107,000	454,000	503,000	454,000
Loss on sale of assets associated with discontinued operations, net of tax	$(168,000)	$(710,309)	$(787,000)	$(710,309)

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

DMC’s consolidated sales for the third quarter and nine months ended September 30, 2004 increased by 24% and 27%, respectively, from those for the comparable periods of 2003 due to a general strengthening in demand for clad metal plate manufactured by our Explosive Metalworking Group.  Explosive Metalworking Group sales for the third quarter and nine months ended September 30, 2004 and 2003, increased by 25% and 31%, respectively, and include sales increases of 30% and 40% for the respective periods by the Group’s U.S. Clad Metal Division.  Consolidated income from operations for the nine months ended September 30 increased by 33% to $3,779,749 in 2004 from $2,845,822 in 2003 due to a significant year-to-year improvement in the operating results of the Explosive Metalworking Group that was partially offset by a decline in operating income at AMK Welding.   We reported consolidated net income of $537,130 for the nine months ended September 30, 2004 as compared to a net loss of $130,281 for the comparable period of 2003.  Our reported net income for the nine months ended September 30, 2004 was reduced by a loss from discontinued operations of $1,569,537 relating to the divestiture of our Spin Forge Division that was completed on September 17, 2004.  In the comparable 2003 nine-month period, we reported a loss from discontinued operations of $1,497,593 that reflected the combined after tax operating losses of Spin Forge and the former PMP division, which was sold on October 7, 2003.  After tax income from continuing operations for the nine months ended September 30, 2004 increased to $2,106,667 from $1,367,312 for the first nine months of 2003.

                Our Explosive Metalworking Group reported sales of $32,428,150 for the nine months ended September 30, 2004 versus comparable 2003 sales of $24,820,283 and an increase in operating income to $3,736,230 in 2004 from $2,397,995 in 2003. The outlook for continued improvement in the Group’s sales performance and operating income for the fourth quarter of 2004 and for 2005 is promising.  The Explosive Metalworking backlog, which had increased from $8.6 million at December 31, 2002 to $11.7 million at December 31, 2003 and $21.1 million as of June 30, 2004, increased further to $25.6 million as of September 30, 2004.  This record backlog is the direct result of the strong flow of new orders during the first nine months of 2004 that significantly exceeded our expectations and that includes an order in excess of $5 million for the Ravensthorpe nickel project in Australia, the majority of which we expect to ship in the fourth quarter of 2004.  With the exception of the large nickel hydrometallurgy project orders that we receive periodically, U.S. demand for our clad metal products is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities.  Postponed capital spending within these industries over the past few years, improved economic conditions and the “Clean Fuels Act” appear to be working together to increase demand for our products in the U.S.  In contrast to the U.S. market, demand for our clad products in Europe is more dependent on large projects, such as the building of new purified terephthalic acid (“PTA”) plants in different parts of the world, and on sales of electrical transition joints that are used in the aluminum smelting industry.  European sales are expected to be strong in during the last quarter of 2004 as Nobelclad Europe S.A. (“Nobelclad”), DMC’s European subsidiary, ships products relating to orders in support of new PTA plant construction and continues to gain market share in the electrical transition joint business.

Historically, our Aerospace Group has been comprised of the AMK Welding, Spin Forge and PMP divisions.  Since PMP and Spin Forge are now reported as discontinued operations due to the 2003 sale of PMP and the divestiture of Spin Forge in September 2004, the Aerospace Group no longer exists and AMK Welding has been reported as a standalone business segment in the accompanying consolidated financial statements. For the nine months ended September 30, 2004, AMK Welding reported sales of $1,787,178 compared to sales of $2,109,898 in the first nine months of 2003.  As a result of this 15% sales decrease, AMK Welding reported year-to-date operating income of only $43,519 in 2004 compared to operating income of $447,827 in 2003.  Development work performed in 2003 on a new ground-based turbine did not recur during the first nine months of 2004 and the absence of such work in 2004 is largely responsible for the decline in AMK’s sales and operating income levels. Based upon a recent increase in orders, AMK’s sales and operating results are expected to show significant improvement during the last quarter of 2004 as compared to the first three quarters, but full year 2004 operating income will likely fall short of that reported in 2003. However, prospects at AMK for 2005 and beyond appear to be good as the new ground-based turbine goes into production and we expect the demand for commercial aircraft engines, which has been depressed since 2001, continues to improve.

DMC generated cash flow from operations of approximately $2,797,700 during the first nine months of 2004, the majority of which was applied to the funding of capital expenditures and scheduled long-term debt principal payments in the approximate amounts of $899,000 and $1,712,000, respectively.  As a result of the approximate $1.8 million in cash that was used to fund the operating losses and working capital requirements of the discontinued operations of Spin Forge during the first nine months of 2004, our bank line of credit borrowings increased by slightly more than $1.1 million during this period.  Based on the expected improvements in our consolidated sales and operating results during the last quarter of 2004 and in 2005, we expect to generate strong operating cash flow during this period.  The strong anticipated cash flow that we expect to generate in 2005 should enable us to satisfy scheduled principal payments on our term debt, thus enabling us to reduce the aggregate outstanding balance on such term debt, and to fund an increased level of capital expenditures that is planned for 2005 without increasing the current level of borrowings under our bank lines of credit.

Three and Nine Months Ended September 30, 2004 Compared to Three and Nine Months Ended September 30, 2003

Net Sales.   Net sales for the quarter ended September 30, 2004 increased by 24.1% to $12,070,114 from $9,724,125 in the third quarter of 2003.  Sales by the Explosive Metalworking Group, which includes explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 25.1% to $11,341,677 in the third quarter of 2004 from $9,068,486 in the third quarter of 2003. The Explosive Metalworking Group sales increase reflects a 29.5% increase in U.S. clad sales and a 15.3% U.S. dollar sales increase at Nobleclad.  Nobelclad’s sales increase reflects a sales volume increase of 6.2%, with the remainder of the 15.3% increase being attributable to foreign exchange rate fluctuations.  The overall increase in quarter-to-quarter worldwide Explosive Metalworking Group sales is principally attributable to the improved economic condition of the industries that the Group serves as evidenced by an increase in backlog from $9.3 million at June 30, 2003 to $25.6 million as of September 30, 2004 and this positive sales trend is expected to continue in the fourth quarter of 2004.  Sales at AMK Welding, the only remaining operating division in what was formerly our Aerospace Group, increased by 11.1% to $728,437 in the third quarter of 2004 from $655,639 in the third quarter of 2003.  This increase reflects stronger quarter-to-quarter revenues in 2004 from both aircraft engine work and ground-based turbine work.  AMK sales are expected to further strengthen during the fourth quarter.

For the nine months ended September 30, 2004, consolidated net sales increased by 27.1% to $34,215,328 from $26,930,181 for the comparable period of 2003.  Explosive Metalworking Group’s sales for the comparable nine-month periods increased by 30.7% to $32,428,150 in 2004 from $24,820,283 in 2003.  The Explosive Metalworking Group year-to-date sales increase reflects a 40.3% increase in U.S. clad sales and a 15.2% U.S. dollar sales increase at Nobleclad.  Nobelclad’s sales increase reflects a sales volume increase of 4.5%, with the remainder of the 15.2% increase being attributable to foreign exchange rate fluctuations.   AMK Welding sales for the nine months ended September 30, 2004 totaled $1,787,178, a decrease of 15.3% from sales of $2,109,898 reported for the comparable period of 2003.  Lower year-to-year revenues from ground-based turbine work negatively affected AMK Welding’s 2004 sales as AMK waits for a customer to transition a new ground-based turbine system from development into production.  With the strong sales that AMK Welding expects to report in the fourth quarter, its full year 2004 sales should approximate the $2.7 million in sales that AMK reported in 2003.

Gross Profit. Gross profit for the quarter ended September 30, 2004 increased by 44.3% to $3,293,480 from $2,281,873 in the third quarter of 2003. The gross profit margin rate for the third quarter of 2004 was 27.3%, a 16% increase from the gross profit margin rate of 23.5% for the third quarter of 2003.  For the nine months ended September 30, 2004, gross profit was $8,507,659, an 18.7% increase from $7,165,107 in a comparable period of 2003.  The gross profit margin rate for the first nine months of 2004 was 24.9%, a 6% decrease from the gross profit margin rate of 26.6% for the first nine months of 2003.

The gross profit margin for the Explosive Metalworking Group increased to 27.8% in the third quarter of 2004 from 23.3% in the third quarter of 2003.  This increase reflects an increase in the U.S. gross margin rate to 30.9% in 2004 from 29.0% in 2003 and an increase in Nobelclad Europe’s gross margin rate to 19.9% in 2004 from 10.4% in 2003.  The increase in the U.S.

gross margin rate is principally due to higher sale volume and a resultant more favorable absorption of fixed manufacturing overhead expenses.  Nobelclad’s third quarter 2004 margin improvement reflects a more favorable product mix.  For the nine months ended September 30, 2004, the gross profit margin for the Explosive Metalworking Group decreased to 25.5% from 26.3% for the nine months ended September 30, 2003. This decrease reflects a small decrease in the U.S. gross margin rate to 29.1% in 2004 from 29.6% in 2003 and a somewhat larger decrease in Nobelclad’s year-to-date gross margin rate to 18.2% in 2004 from 20.7% in 2003.  The year-to-year decrease in Nobelclad’s gross margin rate reflects an unfavorable first quarter 2004 product mix and the negative impact of stiff local market price competition on certain orders that were booked in late 2003 and early 2004.

The gross profit margin for AMK Welding was 19.3% for the quarter ended September 30, 2004 as compared to a gross margin of 25.3% in the third quarter of 2003.  For the nine months ended September 30, 2004, AMK Welding’s gross profit margin decreased to 13.6% from 30.2% for the comparable period of 2003.  The gross margin declines at AMK Welding reflect less favorable absorption of fixed manufacturing overhead expenses resulting from the sales declines experienced in 2004.

General and Administrative Expenses. General and administrative expenses for the quarter ended September 30, 2004 were $572,325, a 16.4% decrease from the $684,280 reported in the third quarter of 2003. The third quarter decrease in general and administrative expenses relates to the reclassification of consulting fees relating to Spin Forge divestiture efforts from general and administrative expenses, where such expenses had been recorded for the first six months of 2004, to discontinued operations.  For the nine months ended September 30, 2004, general and administrative expenses increased to $2,256,825 from $2,133,530 in the comparable period of 2003. The increase in general and administrative expenses for both the third quarter and nine-month periods of 2004 reflect increases in legal expenses and board of director fees.  The increase in legal expenses relates to assistance with the preparation of proxy materials for the annual stockholders meeting held on June 10, 2004 (the 2003 annual stockholders meeting was held in October) and the implementation of new corporate governance requirements under the Sarbanes-Oxley Act.  Director fees increased as a result of an increase in the number of meetings held during the first half of 2004 versus the first half of 2003 and an increase in the quarterly retainer and meeting fees paid to directors that became effective on July 1, 2003.

As a percentage of net sales, general and administrative expenses decreased to 4.8% in the third quarter of 2004 from 7.0% in the third quarter of 2003 as a result of the 24.1% increase in third quarter 2004 sales.  For the nine months ended September 30, 2004, general and administrative expenses, as a percentage of net sales, decreased to 6.6% from 7.9% for the comparable nine-month period.

Selling Expenses. Selling expenses increased by 13.2% to $774,401 for the quarter ended September 30, 2004 from $684,194 in the third quarter of 2003.  For the nine months ended September 30, 2004, selling expenses increased by 13.1% to $2,471,085 from $2,185,755 in the comparable period of 2003.  The increase in selling expenses for both the third quarter and nine-month periods of 2004 reflects an increase in accrued bonus expense associated with the higher profitability of the U.S. Clad Metal Division in 2004 and increased spending in 2004 on business travel and outside consultants relating to the higher level of business activity and the pursuit of new business development opportunities.

As a percentage of net sales, selling expenses decreased from 7.0% in the third quarter of 2003 to 6.4% for the quarter ended September 30, 2004 as a result of the increase in third quarter 2004 sales.  For the nine months ended September 30, 2004, selling expenses, as a percentage of net sales, decreased to 7.3% from 8.1% for the comparable nine-month period.

Income from Operations. For the quarter ended September 30, 2004, we reported income from operations of $1,946,754, an increase of 113.1% from the $913,399 of operating income reported for the third quarter of 2003.  For the nine months ended September 30, 2004, we reported operating income of $3,779,749, which represented a 32.8% increase from the $2,845,822 in operating income that we reported for the first nine months of 2003.

Our Explosive Metalworking Group reported income from operations of $1,868,924 in the third quarter of 2004 compared to $820,852 in the third quarter of 2003.  This 128% operating income increase reflects a sales increase of $1,844,037, or 29.5%, and an increase in the Group’s gross margin rate from 23.3% in 2003 to 27.8% in 2004.  For the nine months ended September 30, 2004, our Explosive Metalworking Group reported income from operations of $3,736,230, a 55.8% increase from operating income of  $2,397,995 for the comparable period of 2003. This operating income increase reflects a sales increase of $6,160,304, or 40.3%, that was partially offset by a decrease in the Group’s gross margin rate from 26.3% in 2003 to 25.5% in 2004 and higher 2004 operating expenses.

AMK Welding reported operating income of $77,830 in the third quarter of 2004 compared to operating income of $92,547 in the prior year third quarter.  For the nine months ended September 30, 2004, AMK reported operating income of $43,519 compared to operating income of $447,827 for the comparable period of 2003.  The unfavorable change in the year-to-date operating income level at AMK is principally attributable to the year-to-date 2004 sales declines that AMK experienced as further discussed above.  AMK’s expects to report significant improvement in its sales and operating results for the fourth quarter of 2004 and for the full year 2005.

Interest Expense, net.  Interest expense decreased by 8.6% to $110,214 for the quarter ended September 30, 2004 from $120,620 in the third quarter of 2003.  For the nine months ended September 30, 2004, interest expense decreased by 15.6% to $332,617 from $394,005 for the comparable period in 2003.  These decreases reflect a combination of lower average outstanding borrowings and lower average interest rates in 2004.

Income Tax Provision.  For the quarter ended September 30, 2004, DMC recorded a consolidated income tax provision of $696,442 on income from continuing operations as compared to a consolidated income tax provision of $417,943 in the third quarter of 2003.  For the nine months ended September 30, 2004, we recorded a consolidated income tax provision of $1,342,684 on income from continuing operations as compared to a consolidated income tax provision of $1,068,275 for the comparable period of 2003.  The effective tax rate decreased to 38.0% and 38.9% for the three and nine months ended September 30, 2004, respectively, from 53.8% and 43.9% for the respective 2003 periods.  The higher 2003 effective tax rates reflect an $81,000 adjustment that was recorded in the third quarter of 2003 to adjust the third quarter and year-to-date tax provisions for changes in prior year estimated net operating loss carryforwards.

Income from Continuing Operations.   For the quarter ended September 30, 2004, income from continuing operations increased to $1,135,275 from $358,568 in the third quarter of 2003.  Income from continuing operations for the nine months ended September 30, 2004 increased 54.1% to $2,106,667 from $1,367,312 for the first nine months of 2003. The increases for both periods reflects the significant improvement in sales and operating income reported by Explosive Metalworking Group in 2004, as discussed above.

Loss from Discontinued Operations.  On October 7, 2003, DMC completed the sale of its PMP division.  In our consolidated financial statements for the year ended December 31, 2003, we reported the loss on the sale of PMP as well as the operating losses reported by PMP in 2003, 2002 and 2001 as discontinued operations, net of related tax benefits.  Accordingly, for the third quarter and nine months ended September 30, 2003, we reported net of tax operating losses of $196,323 and $497,920, respectively, to present PMP’s 2003 operating losses as discontinued operations.

On September 17, 2004, DMC completed the divestiture of its Spin Forge division.  Under the principal divestiture agreement, DMC sold the assets of the Spin Forge division to a third party, excluding certain equipment and real estate which are being leased or subleased to the buyer, for a sales price of approximately $1,665,000 to be paid in cash according to the arrangement set forth in the divestiture agreement and subject to post-closing adjustment to reflect final inventory values as of the closing date.  With respect to the Spin Forge manufacturing equipment and tooling, DMC recorded an after tax impairment loss of $619,000 in its September 30, 2004 financial statements based upon the difference between the current carrying value of the equipment and the present value of the future minimum equipment lease payments from the lessee plus estimated liquidation proceeds at the end of the minimum lease term.  The Company holds a purchase option on the Spin Forge real estate that allows it to purchase the real estate for $2,880,000, a price that is below the real estate’s recently appraised value.  As part of the proposed divestiture transaction, DMC will maintain control of the real estate purchase option but the third party will have the option, through August 1, 2005, to receive an assignment of the primary lease and real estate purchase option from DMC for such reasonable consideration as the parties may mutually agree. The value inherent in the real estate purchase option is believed to be significant but was not considered in the calculation of the reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.

In the accompanying consolidated financial statements, we have reported the 2004 and 2003 operating losses of Spin Forge and a loss on the divestiture, which includes the asset impairment loss discussed above and divestiture transaction costs, as discontinued operations, net of related tax benefits.  For the quarters ended September 30, 2004 and 2003, we reported net of tax operating losses of $133,373 and $131,329, respectively, from the discontinued operations of Spin Forge.  For the nine months ended September 30, 2004 and 2003, we reported net of tax operating losses of $782,537 and $289,364, respectively, with respect to the discontinued operations of Spin Forge.

Net Income. We reported net income of $833,902 in the third quarter of 2004 compared to a net loss of $679,393 in the third quarter of 2003.  The net income for the third quarter of 2004 includes income from continuing operations of $1,135,275 that was partially offset by a loss from discontinued operations of $301,373.  The net loss for the third quarter of 2003 includes income from continuing operations of $358,568 that was offset by a loss from discontinued operations of $1,037,961.  For the nine months ended September 30, 2004, we reported net income of $537,130, which includes income from continuing operations of $2,106,667 that was offset by a loss from discontinued operations of $1,569,537.  For the nine months ended September 30, 2003, we reported a net loss of $130,281, which includes income from continuing operations of $1,367,312 that was offset by a loss from discontinued operations of $1,497,593.

Liquidity and Capital Resources

            Historically, DMC has obtained its operational financing from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock.  We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future.  However, a significant portion of our sales is derived from a relatively small number of customers; therefore, the failure to perform existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under our credit facilities could lessen our ability to meet future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing favorably on the basis of price. Risks associated with the availability of funds are minimized by borrowing from multiple lenders. The nature of DMC’s business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

             The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of September 30, 2004, we are in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations, operating lease obligations and purchase obligations have not materially changed since December 31, 2003.

Highlights from the Statement of Cash Flows for the Nine Months Ended September 30, 2004

                Net cash flows provided by operating activities for the nine months ended September 30, 2004 totaled $2,797,700.  Significant sources of operating cash flow included net income from continuing operations of $2,106,667, depreciation and amortization of $1,024,772, deferred tax expense of $1,265,344 and negative net changes of $1,599,083 in various components of working capital.  Net negative changes in working capital include increases in accounts receivable and inventory of $1,882,899 and $3,598,846, respectively.  This negative change in working capital was largely offset by increases in accounts payable and accrued expenses aggregating $3,405,200 and an increase in prepaid expenses of $477,462.  The large increases in accounts receivable and inventories reflect the higher production and sales volume associated with the general strength of our Explosive Metalworking Group. Fortunately, we were able to finance a major portion of the build-up in inventory and accounts receivable by increasing our accounts payable and accrued expenses.

                Cash used in investing activities totaled $748,729 and included capital expenditures in the amount of $899,341 that was offset by payments received of $105,000 on a promissory note receivable and a net decrease in other non-current assets of $45,612.

                Net cash flows used in financing activities totaled $194,885.  Significant uses of cash for financing activities included $666,666 in principal payments on the SNPE, Inc. term loan, industrial development revenue bond principal payments of $690,000, a principal payment on the term loan with a French bank for $355,104 and a repayment on related party line of credit of $61,298.  These debt repayments were largely offset by net borrowings of $1,119,837 on bank lines of credit and a $357,003 increase in the bank overdraft relating to our continuing operations.

                Cash flows used in discontinued operations totaled $1,807,289 and were primarily the result of the operating losses incurred by Spin Forge.

Highlights from the Statement of Cash Flows for the Nine Months Ended September 30, 2003

Net cash flows from operating activities for the nine months ended September 30, 2003 were $3,153,894. Significant sources of operating cash flow included net income from continuing operations of $1,367,312, depreciation and amortization of $927,603, deferred tax expense of $859,569 and negative net changes of $590 in various components of working capital.  Net negative changes in working capital included an increase in accounts receivable of $1,646,492 and a decrease in accrued expenses of $909,493.  These negative changes in working capital were almost entirely offset by decreases in inventories and prepaid expenses of $754,187 and $165,208, respectively, and an increase in accounts payable of $181,806.

Cash used in investing activities totaled $759,814 and was comprised primarily of capital expenditures in the amount of $830,295.

Net cash flows used in financing activities for the nine months ended September 30, 2003 totaled $1,786,942.  Uses of cash flow from financing activities included repayment of a bank overdraft of $133,283, principal payments on industrial development revenue bonds in the amount of $630,000, $1,333,332 in principal payments on the SNPE, Inc. term loan and net repayments on banks line of credit of $464,346.  These debt repayments were partially offset by net borrowings on related party lines of credit of $751,422.

Cash flows used in discontinued operations totaled $1,353,958 and were the result of the operating losses of Spin Forge and PMP as well as negative changes in working capital for those divisions.

Future Capital Needs and Resources

We anticipate that, for the foreseeable future, available cash flows will be principally used for:

•          operating expenses to support our domestic and foreign manufacturing operations;

•          capital expenditures;

•          debt service requirements; and

•          other general corporate expenditures.

We expect cash inflows from operating activities to exceed outflows for the full year 2004 and during 2005.  However, our success depends on the execution of our strategies, including our ability to:

•          secure an adequate level of new customer orders at all operating divisions; and

•          continue to implement the most cost-effective internal processes.

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through the last quarter of 2004 and during 2005.  In making this assessment, we have considered:

•          presently scheduled debt service requirements during the remainder of 2004 and in 2005, as well as the availability of funding related to our bank lines of credits and Nobleclad Europe’s line of credit with SNPE;

•          the anticipated level of capital expenditures during the last quarter of 2004 and in 2005;

•          our expectation of generating positive cash flow from operations during the last quarter of 2004 and in 2005.

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

Critical Accounting Policies

In response to the SEC’s Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, asset impairment, inventory valuation and impact of foreign currency exchange rate risks.

            Revenue Recognition.  The Company’s contracts with its customers generally require the production and delivery of multiple units or products. The Company records revenue from contracts as products are completed and shipped to the customer.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we currently provide for such anticipated loss.

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

            Impact of Foreign Currency Exchange Rate Risks.  The functional currency for the Company’s foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period.  Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders’ equity and are included in other cumulative comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company’s operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

                There have been no events that materially affect our quantitative and qualitative disclosure about market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 4.  Controls and Procedures

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company’s management, including the CEO and CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that evaluation, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2004.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

The Company’s management, including the CEO and CFO, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

                None.

Item 3. Defaults Upon Senior Securities

                None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

                None.

Item 6.

Exhibits

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: November 12, 2004	/s/ Richard A. Santa
Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)