Form 10-K
period 2004-12-31
DYNAMIC MATERIALS CORP
filed 2005-03-22
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

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

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 under the Act).    Yes  ☐    No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $8,193,605 as of June 30, 2004.

The number of shares of Common Stock outstanding was 5,391,438 as of March 11, 2005.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2005 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2004.

PART I

ITEM 1.                                                      Business

Overview

Dynamic Materials Corporation (“DMC” or the “Company”) is a worldwide leader in the explosive metalworking business, which uses explosives to perform metal cladding and shock synthesis.  The Company performs metal cladding using its proprietary technologies. Historically, our Aerospace Group was comprised of three companies that we acquired in 1998, AMK Welding, Spin Forge and Precision Machined Products (“PMP”).  Since PMP and Spin Forge were sold in October of 2003 and September of 2004, respectively, and are reported as discontinued operations, AMK Welding has become a stand-alone business segment.

Explosive Metalworking. The primary product of the Explosive Metalworking Group is explosion welded clad metal plate. Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for petrochemical, refining, hydrometallurgy and similar industries. Clad plates consist of a thin layer of an expensive, corrosion resistant metal, such as titanium or stainless steel, which is metallurgically clad to a less expensive, less corrosion resistant, thick base metal, typically carbon steel. Explosion clad occupies a well-defined technical and commercial niche in the broader clad metal marketplace. Explosion clad is a high performance, low cost alternative for many applications requiring corrosion resistant alloys. Explosive metalworking also uses explosives to perform shock synthesis of industrial diamonds and has been used for precision metal forming and powder metal compaction.  The company has a long-term ongoing contract for shock synthesis of industrial diamonds.

On July 3, 2001, the Company completed its acquisition of substantially all of the outstanding stock of Nobelclad Europe S.A. (“Nobelclad”) from Nobel Explosifs France (“NEF”). Nobelclad and its wholly-owned subsidiary, Nitro Metall AB (“Nitro Metall”) are the primary manufacturers of explosion clad products in Europe and operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, along with sales offices in each country. Products manufactured by Nobelclad and Nitro Metall are similar to those produced by DMC’s domestic factory in Mount Braddock, Pennsylvania.  NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, Inc. (“SNPE”), which owns 52% of the Company’s common stock. The purchase price of approximately $5.3 million was financed through a $4.0 million intercompany note agreement between the Company and SNPE, Inc. and the assumption of approximately $1.23 million in third party bank debt associated with Nobelclad’s acquisition of Nitro Metall from NEF prior to the Company’s purchase of Nobelclad stock.

AMK Welding. In January 1998, the Company acquired the assets of AMK Welding, a supplier of welding services that include the use of automatic and manual gas tungsten, electron beam and arc welding techniques to manufacturers of commercial and military aircraft engines and power industry-related ground-based turbines.

Stock Purchase Agreement with SNPE. On June 14, 2000, the Company’s stockholders approved a Stock Purchase Agreement (the “Agreement”) between the Company and SNPE. The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 of the Company’s common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, at that time, the Company borrowed $1,200,000 under a convertible subordinated note from SNPE and $3,500,000 under a credit facility with SNPE.

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

Financial Information about Industry Segments

See Note 6 to the Company’s financial statements included under Item 8 of this Form 10-K for certain financial information about the Company’s industry segments.

Risk Factors

Except for the historical information contained herein, this report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company wishes to caution readers that the risks detailed below, among others, in some cases have affected the Company’s results, and in others could cause the Company’s results to differ materially from those expressed in any forward-looking statements made by the Company and could otherwise affect the Company’s business, results of operations and financial condition. Certain of these factors are further discussed below and should be considered in evaluating the Company’s forward-looking statements and any investment in the Company’s Common Stock.

Fluctuations in Operating Results. The Company has experienced, and expects to continue to experience, fluctuations in annual and quarterly operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, acquisitions and divestitures, and general economic conditions.  In addition, the threat of terrorism and other geopolitical uncertainty could have a negative impact on the global economy, the industries served by the Company and the Company’s operating results. The Company typically does not obtain long-term volume purchase contracts from its customers. Quarterly sales and operating results therefore depend on the volume and timing of backlog as well as bookings received during the quarter. Significant portions of the Company’s operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet the Company’s expectations in any given period, the adverse impact on operating results may be magnified by the Company’s inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of the Company’s Common Stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Dependence on Clad Metal Business; Limitation on Growth in Existing Markets for Clad Metal Products. For the year ended December 31, 2004, the Company’s cladding business accounted for approximately 95% of its consolidated net sales. The explosion clad metal products industry in which the Company currently operates is mature and offers limited potential for substantial growth in existing markets. The Company estimates that it currently serves a major percentage of the world market for its explosion clad metal products. Historically, the worldwide demand for clad metal products has been cyclical. Lower future demand for clad metal products could have a material adverse effect on the Company’s business, financial condition and results of operations.

Availability of Suitable Cladding Sites. The cladding process involves the detonation of large amounts of explosives. As a result, the sites where the Company performs cladding must meet certain criteria, including lack of proximity to a densely populated area, the specific geological characteristics of the site, and the Company’s ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming and costly. In addition, the Company could experience difficulty in obtaining permits because of resistance from residents in the vicinity of proposed sites. The Company currently leases its only domestic cladding site in Dunbar, Pennsylvania. The lease term for the Pennsylvania site expires in 2010 but the underlying agreement has renewal options extending through 2029. The Company also leases its two European shooting sites that are located in Tautavel, France and in Likenas, Sweden, respectively.  The shooting site in Tautavel is operated under a permit issued by the Préfecture des Pyrénées Orientales and the shooting site in Likenas is operated under a permit issued by the County of Varmland.  The failure to obtain required governmental approvals or permits would have a material adverse effect on the Company’s business, financial condition and results of operations.

Competition. The Company’s explosion clad products compete with explosion clad products made by other like-kind manufacturers located throughout the world and with clad products manufactured using other technologies. The

Company’s combined North American and European operations typically supply explosive clad for a major percentage of the worldwide market needs. There is one other well-known major explosion clad supplier worldwide, a small division of Asahi-Kasei Corporation of Japan. There are a number of other companies worldwide with explosion clad manufacturing capability, with most of these being smaller companies. There are no other significant North American based explosion clad suppliers. The company focuses strongly on reliability, product quality, on-time delivery performance, and low cost manufacturing to minimize the potential of future competitive threats.

Explosion clad products also compete with clad manufactured by rollbond and overlay cladding processes. In rollbond technology, the clad and base metal are bonded together during a hot rolling process in which slab is converted to plate. In weld overlay, which is typically performed by the Company’s fabricator customers, the cladding layer is deposited on the base metal through a fusion welding process. The technical and commercial niches of each cladding process are well understood within the industry and vary from one world market location to another.  The Company has established exclusive sales arrangements with other manufacturers where explosion clad is not the low cost solution, and consequently participates as a sales agent in a significant share of the North American rollbond market. The Company has a minimal share of the world rollbond market, which is dominated by very large Japanese and European steel producers. The U.S. clad market is currently protected from Japanese and European competition by anti-dumping orders. The Company’s products compete with weld overlay clad products manufactured by a significant number of its fabricator customers. Competitive niche positions in the world market are strongly driven by currency exchange rates and regulatory factors. Unfavorable currency exchange and regulatory conditions in various parts of world could put the Company at a competitive disadvantage and thus could have a material adverse effect on the Company’s business, financial condition and results of operations.

AMK Welding competes principally with other domestic companies that provide welding services to the aircraft engine and power generation industries.  Certain of these competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, some of these competitors have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced welding, heat-treat and inspection services, maintain quality levels, offer flexible delivery schedules, and compete favorably on the basis of price. The Company competes against other welding companies on the basis of quality, performance and cost. There can be no assurance that the Company will continue to compete successfully against these companies.

Availability and Pricing of Raw Materials. Although the Company generally uses standard metals and other materials in manufacturing its products, certain materials such as specific grades of carbon steel, titanium, zirconium and nickel are subject to supply shortages due to general economic conditions. While the Company seeks to maintain sufficient alternative supply sources for these materials, there can be no assurance that the Company will always be able to obtain sufficient supplies or obtain supplies at acceptable prices without production delays, additional costs or a loss of product quality. If the Company were to fail to obtain sufficient supplies on a timely basis or to obtain supplies at acceptable prices, such loss or failure could have a material adverse effect on the Company’s business, financial condition and results of operations. See “Suppliers.”

Customer Concentration. A significant portion of the Company’s net sales is derived from a relatively small number of customers. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company’s principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on the Company’s business, financial condition and results of operations. Historically, the majority of the Company’s Explosive Metalworking revenues have been derived from customers in the chemical and petrochemical processing, petroleum refining, aluminum smelting, shipbuilding and air conditioning industries and the majority of AMK Welding’s revenues have been derived from customers in the aircraft engine and power generation industries. Economic downturns in these industries could have a material adverse effect on the Company’s business, financial condition and results of operations.  The Company believes that its risks in this area for its Explosive Metalworking business are partially mitigated by its strengthened world market position in explosive clad following the 2001 acquisition of Nobelclad and the breadth and depth of its customer base in the various industries that purchase clad metal.  AMK Welding’s risk in this area is partially mitigated by its diversification into the power generation industry where it provides a number of welding and heat-treat services in support of the manufacturing of ground-based turbines.

Dependence on Key Personnel; Need to Attract and Retain Employees. The Company’s continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain of these key personnel could have a material adverse effect on the Company’s business, results of operations and financial condition. There can be no assurance that the Company will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on the Company’s business, financial condition and results of operations.

Government Regulation; Safety. The Company’s explosion metal working business is subject to extensive government regulation in the United States, France and Sweden, including guidelines and regulations for the safe handling and transport of explosives provided by the U.S. Bureau of Alcohol, Tobacco and Firearms, the U.S. Department of Transportation set forth in the Federal Motor Carrier Safety Regulations and the Institute of Makers of Explosive Safety Library Publications and their European counterparts.  In Sweden, the purchase, transport, storage and use of explosives is governed by a permit issued by the Police Authority of the County of Varmland.  In France, the manufacture and transportation of explosives is subcontracted to Nobel Explosifs France, an affiliate of the Company, who is responsible for compliance with regulations established by various State and local governmental agencies concerning the handling and transportation of explosives.  The Company must comply with licensing and regulations for the purchase, transport, manufacture and use of explosives. In addition, depending upon the types of explosives used, the detonation by-products may be subject to environmental regulation. The Company’s activities in the United States are subject to federal, state and local environmental and safety laws and regulations, including but not limited to, local noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended, including the regulations issued and laws enforced by the labor and employment departments of states in which the Company conducts business, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. In France, the Company’s activities are subject to state environmental and safety regulations established by various departments of the French Government, including the Ministry of Labor, the Ministry of Ecology and the Ministry of Industry, and to local environmental and safety regulations and administrative procedures established by DRIRE (Direction Régionale de l’Industrie, de la Recherche et de l’Environnement) and the Préfecture des Pyrénées Orientales.  In Sweden, the Company’s activities are subject to safety and environmental regulations established by the Work Environment Authority of Sweden in its Work Environment Act.  Any failure to comply with current and future regulations in the U.S. and Europe could subject the Company to future liabilities. In addition, such regulations could restrict the Company’s ability to expand its facilities, construct new facilities or could require the Company to incur other significant expenses in order to comply with government regulations. In particular, any failure by the Company to adequately control the discharge of its hazardous materials and wastes could subject it to future liabilities, which could be significant.

The Company’s explosive metalworking operation involves the detonation of large amounts of explosives. As a result, the Company is required to use specific safety precautions under the Occupational Safety and Health Administration guideline and guidelines of similar entities in France and Sweden.  These include precautions which must be taken to protect employees from facility deterioration as well as exposure to sound and ground vibration.

Explosive Metalworking

The explosive metalworking business includes the use of explosives to perform metal cladding and shock synthesis of industrial diamonds. While metal cladding is a mature industry, DMC believes that the characteristics of its explosive metalworking processes may enable the development of new products in a variety of industries and continues to explore such development opportunities.

Metal Cladding. The principal product of metal cladding is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant alloy and carbon steel, welded or clad together at the atomic level. High-energy metal cladding is performed by detonating an explosion on the surface of an assembly of two parallel metal plates, the cladding metal and the backing metal, separated by a “standoff space”. The explosive force creates a metallurgical bond between the two metal components. The technology is unique in that it can be used to weld non-compatible metals, which cannot be welded by conventional processes, such as titanium-steel, aluminum-steel, and aluminum-copper. It can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel.  DMC Detaclad® is used in the fabrication of pressure vessels and heat exchangers for chemical and petrochemical processing, refining, mining, power generations, air conditioning (HVAC) and other industries where corrosion, temperature, and pressure combine to produce demanding environments. DMC Detacouple® bimetal welding transition joints are used in ship construction, and in a variety of electrochemical industries including aluminum smelting.

The Company’s clad metal products are primarily produced on a project-by-project basis conforming to requirements set forth in customer purchase orders. Upon receipt of an order, the Company obtains the component materials from a variety of sources based on quality, availability and cost. The company explosively bonds the metals in one of its three manufacturing plants (Mount Braddock, PA, USA; Rivesaltes, France and Likenas, Sweden). Final products are processed to meet contract specific requirements for product configuration and quality/inspection level. Maintaining DMC’s corporate culture and reputation for product quality and on-time delivery is a critical factor for management.

Shock Synthesis. DMC operates under an agreement to provide explosive shock synthesis services associated with the manufacture of industrial diamonds. Shock synthesis is one step in a series of operations required for production of industrial grade diamond abrasives.

AMK Welding

AMK Welding provides welding services principally to the commercial and military aircraft engine markets and to the power generation industry.  Welding services are provided on a project-by-project basis based on specifications set forth in customer’s purchase orders. Upon receipt of an order for welded assemblies, the Company performs welding services using customer specific welding procedures.

The welding services are performed utilizing a variety of manual and automatic welding techniques, including electron beam and gas tungsten arc welding processes. The Company has considerable expertise in vacuum controlled atmospheric purged chamber welding which is a critical capability when welding titanium, zirconium, high temperature nickel alloys and other specialty alloys. In addition to its welding capabilities, the Company also utilizes various special stress relieving and non-destructive examination processes such as radiographic inspection in support of its welding operations.

Strategy

The Company’s strategy for growth is to expand and refine its basic processes and product offerings to generate solutions to the materials needs of customers in its target markets. Key elements of the Company’s strategy include:

Technological and Manufacturing Leadership. The Company seeks to take advantage of its technology leadership in the explosion metalworking business. In 1998 and 1999, the Company invested nearly $7 million in new manufacturing equipment and technologies at Mount Braddock, Pennsylvania, that has substantially increased manufacturing efficiencies and plant capacity. Management believes that this state-of-art clad plate manufacturing facility provides a significant advantage to the Company in the global marketplace for explosion clad metal plates. In 2001, the Company invested approximately $5.3 million in the acquisition of Nobelclad, strengthening its competitive position in Europe, and in much of the rest of the world.  The Company will continue to invest in new manufacturing equipment at each of its facilities to further enhance its manufacturing leadership.  Additionally, the Company will work to strengthen its technological leadership through a strong focus on process improvement programs, supplemented by targeted spending on research and development activities.

Establish Global Presence. The Company seeks to establish a global sales and marketing presence in the major international markets for explosion cladding, including Europe, Australia, the Far East and the Americas. The Company is working to establish relationships with end users, engineering contractors, metal fabricators and independent sales representatives in these markets and has developed the capacity in its sales and marketing department to address these markets.  The Company’s plan to continue its international expansion depends on a number of factors. See “Risk Factors” for a discussion of certain of the risks associated with the Company’s ability to establish a global presence.

Add New Product Lines or Customers. The Company seeks to grow its sales base by adding new product lines and new customers to both of its business segments. The Company’s future sales growth plans depend on a number of factors. See “Risk Factors” for a discussion of certain of the risks associated with the Company’s ability to achieve its planned sales growth.

Suppliers

The Company uses numerous suppliers of alloys, steels and other materials for its operations. The Company sometimes bears a short-term risk of alloy, steel and other component price increases, which could adversely affect the Company’s gross profit margins. Although the Company will work with customers and suppliers to minimize the impact of any component shortages, component shortages have had, and are expected to have, from time to time, short-term adverse effects on the Company’s business. The Company generally uses standard metals and other materials in manufacturing its products; however, certain materials such as specific grades of carbon steel, titanium, zirconium and nickel are subject to supply shortages due to general economic conditions. If the Company were to fail to obtain sufficient supplies on a timely basis or obtain supplies at acceptable prices, such loss or failure could have a material adverse effect on the Company’s business, financial condition and results of operations.

Competition

Competition in the explosion metal working business and the AMK Welding business is, and is expected to remain, intense.  The Company’s strong market position in the clad metal industry makes it a target for competitors attempting to gain market share.  Competitors include major domestic and international companies. Competitors in the explosion metal working business use alternative technologies; additionally certain of DMC’s customers and suppliers have in-house metalworking capabilities. Many of these companies have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than those of the Company. In addition, many of these companies have name recognition, established positions in the market, and long standing relationships with customers. To remain competitive, the Company will be required to continue to develop and provide technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

Customer Profile and Marketing

The primary industries served by the Company are the chemical processing, power generation, petrochemical, defense, aircraft engine and marine engineering industries. The Company’s metal cladding customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures.  AMK Welding’s customers operate in industries that require metal products that meet rigorous criteria for tolerances, weight, strength and reliability.

At any given time, certain customers may account for significant portions of the Company’s business. A significant portion of the Company’s net sales is derived from a relatively small number of customers. Large customers also accounted for a significant portion of the Company’s backlog as of March 2005. The Company expects to continue to depend upon its principal customers for a significant portion of its sales, although there can be no assurance that the Company’s principal customers will continue to purchase products and services from the Company at current levels, if at all. The loss of one or more major customers or a change in their buying pattern could have a material adverse effect on the Company’s business, financial condition and results of operations.

The Company extends its internal selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers and independent sales representatives. Prospective accounts in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. The Company markets its clad metal products to three tiers of customers; the product end-users (e.g., operators of chemical processing plants), the engineering contractors in charge of specifying the metal parts to be used by the end-users, and the metal fabricators who manufacture the products or equipment that utilize the Company’s metal products. By maintaining relationships with these parties and educating them as to the technical benefits of DMC’s high-energy metal worked products, the Company endeavors to have its products specified as early as possible in the design process.

The DMC clad metal businesses have several exclusive or non-exclusive agreements with agents for sales and business promotion in specific territories defined by each agreement. These agency contracts cover sales in specific European, Middle East and Far East countries. Agency agreements are usually of one to two years in duration and, subject to agents meeting the Company’s performance expectations, are automatically renewed.

Backlog

The Company’s backlog with respect to its three Explosive Metalworking businesses was approximately $27.5 million at December 31, 2004 compared with approximately $11.7 million and $8.6 at December 31, 2003 and 2002, respectively.  Backlog consists of firm purchase orders and commitments that the Company expects to fill within the next 12 months. The Company expects most of the backlog at December 31, 2004 to be filled during 2005. However, since orders may be rescheduled or canceled and a significant portion of the Company’s net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.

Employees

The Company employs approximately 163 full-time employees as of December 31, 2004, the majority of which are engaged in manufacturing operations. The Company believes that its relations with its employees are good.  Of the 163 employees, there are 52 full-time employees working in France at the Nobelclad facility and 12 full-time employees working in Sweden for Nitro Metall.  Approximately twenty-five Nobelclad employees and all Nitro Metall employees are members of trade unions.

Protection of Proprietary Information

The Company holds numerous patents related to the business of explosion metal working and metallic processes and also owns certain registered trademarks, including Detaclad®, Detacouple®, Dynalock®, EFTEK® and NOBELCLAD®. The Company’s current patents expire on various dates through 2012. Since individual patents relate to specific product applications and not to core technology, the Company does not believe that such patents are material to its business and the expiration of any single patent is not expected to have a material adverse effect on the Company or its operations.

Financial Information about Foreign and Domestic Operations and Export Sales

See Note 6 to the Company’s Consolidated Financial Statements included under Item 8 for certain financial information about geographic areas and the Company’s export sales.

ITEM 2.                  Properties

The Company’s principal manufacturing site, which is owned by the Company, is located in Mount Braddock, Pennsylvania. The Company also leases property in Dunbar, Pennsylvania that serves as an explosion site. The lease for the Dunbar, Pennsylvania property will expire in December 2010, but has renewal options that extend through 2029. The Company leases office space in Boulder, Colorado to house its corporate headquarters under a lease with the building owner that expires in February 2006. The Company owns the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.  The Company, through its French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France and leases the land that serves as the shooting site in Tautavel, France. This lease expires in December 31, 2007 and may be extended. The Company, through its Swedish subsidiary, Nitro Metall, owns the buildings housing its manufacturing operations in Likenas, Sweden and leases the land. Both the buildings and the land housing the Nitro Metall sales office in Nora, Sweden are leased. These leases are automatically renewed every year. The Company believes that its current facilities are adequate for its existing operations and are in good condition. See “Item 1 – Risk Factors” for a discussion of certain of the risks associated with the Company’s ability to renew the leases for its current manufacturing sites and to identify and establish new manufacturing sites.

The Company continues to lease the land and building in El Segundo, California that house the operations of its former Spin Forge division under a lease agreement that expires in January 2012.  The Company is subleasing the Spin Forge real estate to the Aerojet-General Corporation, the acquirer of the Spin Forge business, under a sublease agreement that expires on January 1, 2007.  The Company holds an option to purchase the Spin Forge real estate at a fixed price of $2,880,000 between November 1, 2006 and January 31, 2007 and at fair market value thereafter.

ITEM 3.                                                     Legal Proceedings

There are no significant pending legal proceedings against the Company or its subsidiary.

ITEM 4.                                                     Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for vote during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Common Stock of the Company is publicly traded on The Nasdaq SmallCap Market (“Nasdaq”) under the symbol “BOOM.”  The following table sets forth quarterly high and low bid quotations for the Common Stock during the Company’s last two fiscal years, as reported by Nasdaq. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2005

January 1, 2005 to March 11, 2005	$28.71	$8.61

2004

First Quarter	$3.53	$2.79
Second Quarter	$3.99	$2.71
Third Quarter	$3.77	$2.58
Fourth Quarter	$17.56	$2.69

2003

First Quarter	$2.90	$1.82
Second Quarter	$2.40	$1.82
Third Quarter	$3.99	$2.23
Fourth Quarter	$3.87	$2.54

As of March 11, 2005, there were approximately 402 holders of record of the Company’s Common Stock.

The Company has never declared or paid cash dividends on its Common Stock. While the Company will likely retain the majority of its 2004 and any future earnings to finance the growth and development of its business, the Company is currently evaluating its dividend policy to determine the conditions under which the Company should consider the future payment of cash dividends.

ITEM 6.                                                     Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations
Net sales	$54,164,630	$35,779,329	$38,879,912	$32,072,786	$24,347,991
Cost of products sold	40,559,178	26,802,303	26,672,949	22,473,619	20,144,310
Gross profit	13,605,452	8,977,026	12,206,963	9,599,167	4,203,681
Cost and expenses	6,717,857	5,661,164	5,011,228	4,735,766	4,081,700
Income from operations	6,887,595	3,315,862	7,195,735	4,863,401	121,981
Other expense, net	524,008	527,412	741,554	848,556	869,403
Income (loss) before income taxes	6,363,587	2,788,450	6,454,181	4,014,845	(747,422)
Income tax provision	1,961,289	1,504,006	2,528,453	723,000	456,100
Income (loss) from continuing operations	4,402,298	1,284,444	3,925,728	3,291,845	(1,203,522)
Discontinued operations, net of tax	(1,569,537)	(1,993,602)	(1,437,491)	(502,615)	(456,977)
Extraordinary item - loss from extinguishment of debt	—	—	—	—	(80,111)
Cumulative effect of change in accounting principle, net of tax benefit of $1,482,000	—	—	(2,318,108)	—	—
Net income (loss)	$2,832,761	$(709,158)	$170,129	$2,789,230	$(1,740,610)

Income (loss) from continuing operations per share:
Basic	$0.86	$0.25	$0.78	$0.66	$(0.30)
Diluted	$0.81	$0.25	$0.75	$0.64	$(0.30)
Net income (loss) per share:
Basic	$0.55	$(0.14)	$0.03	$0.56	$(0.43)
Diluted	$0.53	$(0.12)	$0.04	$0.54	$(0.43)
Weighted average number of shares outstanding:
Basic	5,134,540	5,067,324	5,042,382	5,003,399	4,004,873
Diluted	5,484,045	5,310,806	5,287,051	5,251,223	4,004,873

Financial Position
Current assets	$26,245,387	$14,910,911	$15,237,433	$14,557,950	$12,578,009
Total assets	43,752,521	35,261,408 (1)	33,697,992	36,913,345	35,406,455
Current liabilities	16,962,137	10,113,439	8,382,411	8,060,823	7,189,274
Non-current liabilities	6,720,376	9,563,563 (1)	9,750,841	14,206,528	10,477,887
Stockholders’ equity	20,070,008	15,584,406	15,564,740	14,645,994	17,739,294

(1)  Restated, see Note 8 to the Consolidated Financial Statements.

Selected unaudited quarterly financial data for the years ended December 31, 2004 and 2003 is presented below:

	Year ended December 31, 2004
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$10,160,129	$11,985,085	$11,993,249	$20,026,167

Gross profit	$2,265,530	$2,837,159	$3,250,181	$5,252,582

Income from continuing operations	$406,461	$564,931	$1,135,275	$2,295,631

Net income (loss)	$208,216	$(504,988)	$833,902	$2,295,631

Income from continuing operations per share - basic	$0.08	$0.11	$0.22	$0.44

Income from continuing operations per share - diluted	$0.08	$0.11	$0.21	$0.41

Net income (loss) per share - basic	$0.04	$(0.10)	$0.16	$0.44

Net income (loss) per share - diluted	$0.04	$(0.09)	$0.16	$0.41

	Year ended December 31, 2003
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$7,949,663	$9,256,393	$9,724,125	$8,849,148

Gross profit	$2,186,232	$2,509,342	$2,217,601	$2,063,851

Income (loss) from continuing operations	$411,518	$597,226	$358,667	$(82,967)

Net income (loss)	$153,704	$395,408	$(679,393)	$(578,877)

Income (loss) from continuing operations per share - basic	$0.08	$0.12	$0.07	$(0.02)

Income (loss) from continuing operations per share - diluted	$0.08	$0.12	$0.07	$(0.02)

Net income (loss) per share - basic	$0.03	$0.08	$(0.13)	$(0.11)

Net income (loss) per share - diluted	$0.03	$0.08	$(0.12)	$(0.11)

The total net income (loss) per share for the 2004 and 2003 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

For all of the quarters reported for the year ended December 31, 2003 and for the quarters ended March 31 and June 30, 2004, certain amounts have been reclassified to discontinued operations.  In connection with the divestiture of its Spin Forge division in September 2004, the Company began to report Spin Forge as discontinued operations beginning in its September 30, 2004 Form 10-Q.  The amounts that were reclassified include net sales, gross profit and income from continuing operations.

ITEM 7.                                                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview

DMC’s consolidated sales for the year ended December 31, 2004 increased by 51% from those in 2003 due to a general strengthening in demand for clad metal plate manufactured by our Explosion Welding Group.  Explosive Metalworking Group sales increased by 56% from 2003 to 2004 and include sales increases of 69% and 33% by the Group’s U.S. Clad Metal Division and Nobelclad, respectively.  Consolidated income from operations increased by 108% to $6,887,595 in 2004 from $3,315,862 in 2003 due to a significant year-to-year improvement in the operating results of the Explosive Metalworking Group that was partially offset by a decline in operating income at AMK Welding.  We reported consolidated net income of $2,832,761 in 2004 as compared to a net loss of $709,158 in 2003.  Our 2004 reported net income was reduced by a loss from discontinued operations of $1,569,537 relating to the divestiture of our Spin Forge Division that was completed on September 17, 2004.  In 2003, we reported a loss from discontinued operations of $1,993,602 that reflected the combined after tax operating losses of Spin Forge and the former PMP Division, which was sold on October 7, 2003.  After tax income from continuing operations increased to $4,402,298 in 2004 from $1,284,444 in 2003.

Our Explosive Metalworking Group reported sales of $51,374,956 in 2004 versus 2003 sales of $33,043,448 and an increase in operating income to $6,608,592 in 2004 from $2,854,818 in 2003. The outlook for continued improvement in the Group’s sales performance and operating income for the full year 2005 is promising.  The Explosive Metalworking Group’s backlog, which had increased from $8.6 million at December 31, 2002 to $11.7 million at December 31, 2003 and $25.6 million as of September 30, 2004, increased further to $27.5 million as of December 31, 2004.  This record backlog is the direct result of the strong flow of new orders during 2004 that exceeded our expectations and that included an order in excess of $5.4 million for the Ravensthorpe nickel project in Australia, the majority of which shipped during 2004.  With the exception of the large nickel hydrometallurgy project orders that we receive periodically, U.S. demand for our clad metal products is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities.  Postponed capital spending within these industries over the past few years, improved economic conditions and the “Clean Fuels Act” appear to be working together to increase demand for our products in the U.S.  In contrast to the U.S. market, demand for our clad products in Europe is more dependent on large projects, such as the building of new purified terephthalic acid (“PTA”) plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum smelting industry.  European sales were strong in 2004 as Nobelclad shipped product relating to orders in support of new PTA plant construction and other large projects, including those being constructed in China, and continued to gain market share in the electrical transition joint business.  With a record backlog at the end of 2004 and what appear to be generally strong market conditions in most of the industries that we serve, the prospects for continued sales and operating income growth in our core Explosive Metalworking business during 2005 are encouraging.

Historically, our Aerospace Group has been comprised of the AMK Welding, Spin Forge and PMP divisions.  Since PMP and Spin Forge are now reported as discontinued operations due to the 2003 sale of PMP and the divestiture of Spin Forge in September 2004, the Aerospace Group no longer exists and AMK Welding has been reported as a stand-alone business segment in the accompanying consolidated financial statements. For the year ended December 31, 2004, AMK Welding reported sales of $2,789,674 compared to sales of $2,735,881 in 2003.  As a result of changes in product mix and increased operating expenses, AMK Welding reported operating income of $279,003 in 2004 compared to operating income of $461,044 in 2003.  Development work performed in 2003 on a new ground-based turbine did not recur during 2004 and the absence of such work in 2004 is largely responsible for the decline in AMK Welding’s operating income levels. After an expected slow first quarter, prospects at AMK Welding for 2005 and beyond appear to be quite good as the new ground-based turbine goes into production and the demand for commercial aircraft engines, which has been depressed since 2001, continues to improve. AMK Welding sales in 2005 are expected to exceed those of 2002 when AMK Welding reported sales of approximately $3.3 million and operating income in excess of $1 million.

For the years ended December 31, 2004, 2003, 2002, DMC generated cash flow from operations of approximately $4.5 million, $2.8 million and $5.7 million, respectively.  With respect to the operating cash flow generated in 2004, approximately $1.1 million was used for capital expenditures and approximately $2.8 million was used for scheduled principal payments under various long-term debt obligations. Increases in our net working capital and the funding of 2004 operating losses incurred by our Spin Forge division required us to increase our bank line of credit borrowings by approximately $1.9 million in 2004.  With the expected improvement in 2005 sales and operating income and an anticipated stabilization of working capital levels, operating cash flow for 2005 should be strong.  A significant portion of the operating cash flow that we expect to generate in 2005 will be used to satisfy approximately $3.0 million in principal payments that are due in 2005 under various long-term debt agreements and to fund approximately $2.4 million in planned capital expenditures at our U.S. Clad Metal, Nobleclad and AMK Welding operations, which will allow DMC to more effectively pursue new growth opportunities.  With the reductions to existing term debt that are scheduled to occur in 2005, outstanding obligations under existing long-term debt agreements will be reduced to approximately $2.9 million by the end of 2005 from approximately $8.6 million at the end of 2003.  Minimum annual principal payments on existing term debt will be less than $600,000 in 2006.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Net Sales. Net sales for 2004 increased 51.4% to $54,164,630 from $35,779,329 in 2003. Sales by our Explosive Metalworking Group, which include explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased 55.5% to $51,374,956 in 2004 (95% of total sales) from $33,043,448 in 2003 (92% of total sales).  The Explosive Metalworking sales increase reflects a 68.7% increase in U.S. clad sales and a smaller 32.5% U.S. dollar sales increase at Nobleclad Europe.  The Noblelclad Europe sales increase of approximately $3.9 million includes a sales volume increase of approximately $2.7 million and a favorable foreign exchange translation adjustment of approximately $1.2 million relating to the decline in the value of the U.S. dollar against the Euro.  The large year-to-year increase in worldwide Explosive Metalworking Welding Group sales is principally attributable to the improved economic condition of the industries that the Group serves as evidenced by an increase in backlog from $11.7 million at December 31, 2003 to $27.5 million as of December 31, 2004.  AMK Welding contributed $2,789,674 to 2004 sales (5% of total sales) versus sales of $2,735,881 in 2003 (8% of total sales).  The relatively flat sales at AMK Welding were expected as AMK waits for a customer to transition a new ground-based turbine system from development into production.

Gross Profit. Gross profit for 2004 increased by 51.6% to $13,605,452 from $8,977,026 in 2003. Our 2004 consolidated gross profit margin rate of 25.1% was the same as that for 2003.  The gross profit margin for our Explosive Metalworking Group increased from 25.0% in 2003 to 25.4% in 2004, while the gross profit margin for AMK Welding decreased to 20.5% in 2004 from 26.1% in 2003.  The gross margin increase for our Explosive Metalworking Group reflects a small decrease in the U.S. gross margin rate from 29.1% in 2003 to 28.4% in 2004 that was more than offset by an increase in the Nobelclad’s rate to 18.8% in 2004 from 17.9% in 2003.  The gross margin decline at AMK Welding is principally attributable to unfavorable changes in product mix as higher development work performed in 2003 on a customer’s new ground turbine did not recur at the same volume levels in 2004 and was replaced by lower margin aircraft engine work.

General and Administrative.  General and administrative expenses increased by $689,986, or 26.1%, to $3,334,996 in 2004 from $2,645,010 in 2003.  The increase in general and administrative expense includes an approximate $260,000 increase in incentive compensation expense resulting from the large increase in 2004 pre-tax earnings, increased tax consulting expenses of approximately $125,000 relating to special tax studies that were performed during 2004 to maximize our use of available U.S. federal income tax credits and deductions, and an increase of approximately $150,000 in aggregate audit, legal and board of director fees that relates principally to the direct and indirect costs of complying with various aspects of the Sarbanes-Oxley Act.  As a percentage of net sales, general and administrative expenses decreased to 6.2% in 2004 from 7.4% in 2003.  This decreased percentage is attributable to the significant increase in 2004 net sales.

Selling Expense. Selling expenses increased by 12.2% to $3,382,861 in 2004 from $3,016,154 in 2003.  Selling expenses for our U.S. operations increased from $1,533,606 in 2003 to $2,044,866 in 2004, with this increase being partially offset by a reduction in Nobelclad’s selling expense from $1,482,548 in 2003 to $1,337,995 in 2004. The increase in selling expenses for our U.S. operations reflects an approximate $310,000 increase in accrued bonus expense associated with the higher profitability of the U.S. Clad Metal Division in 2004 and increased spending in 2004 on business travel and outside consultants relating to the higher level of business activity and the pursuit of new business development opportunities.  The decline in selling expenses for our European operations relates principally to a decrease in commissions paid to third party agents that represent us in certain countries.  As a result of the significant increase in 2004 net sales, selling expenses as a percentage of net sales decreased to 6.2% in 2004 from 8.4% in 2003.

Income from Operations. DMC reported income from operations of $6,887,595 in 2004, an increase of $3,571,733 from the $3,315,862 of operating income reported in 2003. Our Explosive Metalworking Group reported income from operations of $6,608,592 in 2004 as compared to $2,854,818 in 2003.  This $3,753,774 or 131% increase in our 2004 Explosive Metalworking Group operating income is largely attributable to the 55.5% sales increase discussed above.

AMK Welding reported income from operations of $279,003 in 2004 compared to $461,044 in 2003.  Development work performed in 2003 on a new ground-based turbine did not recur at the same levels during 2004 and the absence of such higher margin work in 2004 is largely responsible for the decline in AMK Welding’s operating income levels.

Interest Expense, net.  Interest expense increased by 4.4% to $531,038 in 2004 from $508,505 in 2003.  This increase in interest expense reflects an increase in average borrowings under our U.S. bank line of credit to support the higher level of working capital required by the significant growth in production and sales levels in 2004 that offset the reduction in our outstanding term debt from $8,648,589 at December 31, 2003 to $5,957,481 at the end of 2004.  The increase in interest expense also reflects higher average interest rates in the U.S. on our variable rate line of credit and term debt borrowings.  Related party interest expense totaled $146,298 and $181,741 in 2004 and 2003, respectively.

Income Tax Provision.  DMC recorded a consolidated income tax provision of $1,961,289 in 2004 on income from continuing operations as compared to a consolidated income tax provision of $1,504,006 in 2003.  The effective tax rate decreased to 30.8% in 2004 from 53.9% in 2003.  The 2004 and 2003 income tax provisions include $1,662,904 and $1,480,299, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary Nitro Metall.  Income tax provisions on the 2004 and 2003 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates.  The 2004 tax effective rate is much lower than an expected rate of approximately 39% as a result of the recognition of U.S. tax benefits aggregating more than $500,000 relating to research and development tax credits, extraterritorial income exclusions and foreign tax credits.  These tax credits and income exclusions were generated from business activities and transactions that occurred in tax years prior to 2004 but were not probable and estimable until the fourth quarter of 2004 when special tax studies were completed.

The effective tax rate for 2003 was high because U.S. taxes were provided at a 39% rate on $732,256 of intercompany dividends received in 2003 from Nobleclad. The dividend income was eliminated in DMC’s consolidated statement of operations, but U.S. taxes were provided on such dividend income in the consolidated income tax provision without any offsetting tax credit as the recoverability of that tax credit did not meet the more likely than not test required by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.  This increased the consolidated effective tax rate increased from an expected rate of approximately 39% to an actual rate of 53.9%

Income from Continuing Operations.  Income from continuing operations increased from $1,284,444 in 2003 to $4,402,298 in 2004.  The increases reflects the significant improvement in sales and operating income reported by our Explosive Metalworking Group in 2004, as discussed above.

Discontinued Operations. On October 7, 2003, DMC completed the sale of its PMP division.  In our consolidated financial statements for the year ended December 31, 2003, we reported the loss on the sale of PMP as well as the operating losses reported by PMP in prior years as discontinued operations, net of related tax benefits.  On September 17, 2004, DMC completed the divestiture of its Spin Forge division.  Under the principal divestiture agreement, DMC sold the assets of the Spin Forge division to a third party, excluding certain equipment and real estate which are being leased or subleased to the buyer, for a sales price of approximately $1,665,000 to be paid in cash according to the arrangement set forth in the divestiture agreement.  With respect to the Spin Forge manufacturing equipment and tooling, DMC recorded an after tax impairment loss of $619,000 based upon the difference between the current carrying value of the equipment and the present value of the future minimum equipment lease payments from the lessee plus estimated liquidation proceeds at the end of the minimum lease term.  The Company holds a purchase option on the Spin Forge real estate that allows it to purchase the real estate for $2,880,000, a price that is below the real estate’s recently appraised value.  The value inherent in the real estate purchase option is believed to be significant but was not considered in the calculation of the reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.  In the accompanying consolidated financial statements, we have reported the 2004, 2003 and 2002 operating losses of Spin Forge and a loss on the divestiture, which includes the asset impairment loss discussed above and divestiture transaction costs, as discontinued operations, net of related tax benefits.

The net loss from the discontinued operations of PMP and Spin Forge decreased from $1,993,602 in 2003 to $1,569,537, with the 2004 net loss including a net of tax loss of $787,000 from the Spin Forge divestiture and the 2003 net loss including a net of tax loss of $710,309 from the sale of PMP.  Discontinued operations included net of tax operating losses of $782,537 in 2004 and $1,283,293 in 2003, with the entire 2004 amount relating to Spin Forge and the 2003 amount including net of tax operating losses from both Spin Forge and PMP in the amounts of $696,195 and $587,098, respectively.

Net Income. The Company reported a net income of $2,832,761 in 2004 compared to a net loss of $709,158 in 2003.  Net income for 2004 includes income from continuing operations of $4,402,298 that was partially offset by a loss from discontinued operations of $1,569,537.  The 2003 net loss includes income from continuing operations of $1,284,444 that was exceeded by a loss from discontinued operations of  $1,993,602

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Net Sales. Net sales for 2003 decreased 8.0% to $35,779,329 from $38,879,912 in 2002. Sales by our Explosive Metalworking Group, which include explosion bonding of clad metal and shock synthesis of synthetic diamonds, decreased 7.2% to $33,043,448 in 2003 (92% of total sales) from $35,603,415 in 2002 (92% of total sales).  The Explosive Metalworking sales decrease reflects a 14.7% decrease in U.S. clad sales that was partially offset by a 9.5% U.S. dollar sales increase at Nobleclad Europe.  The Noblelclad Europe sales increase of approximately $1.05 million includes a sales volume decrease of approximately $1.2 million that was entirely offset by a favorable foreign exchange translation adjustment of approximately $2.25 million due to the significant decline in the value of the U.S. dollar against the Euro.  The decrease in worldwide Explosive Metalworking Group sales is principally attributable to more than $5 million of 2002 shipments in support of Inco’s Goro Nickel Project in New Caledonia.  There were no similar large project orders and shipments in 2003.  AMK Welding contributed $2,735,881 to 2003 sales (8% of total sales) versus sales of $3,276,497 in 2002 (8% of total sales), a decrease of 16.5%.  AMK Welding reported record sales in 2002 as a result of significant revenues from welding development work on a new ground-based turbine that has not yet reached the production phase.  The absence of similar development work in 2003 resulted in the year-to-year sales decrease at AMK Welding.

Gross Profit. Gross profit for 2003 decreased by 26.5% to $8,977,026 from $12,206,963 in 2002. Our consolidated gross profit margin decreased to 25.1% in 2003 from 31.4% in 2002.  The gross profit margin for our Explosive Metalworking Group decreased from 30.7% in 2002 to 25.0% in 2003.  The decrease in the gross profit margin for the Explosive Metalworking Group is principally due to the 2003 sales decrease discussed above and the resultant less favorable absorption of fixed manufacturing overhead expenses.  AMK Welding’s gross margin declined from a record level of 38.5% in 2002 to 26.1% in 2003 due to the 16.5% sales decrease that AMK Welding experienced in 2003.

General and Administrative.  General and administrative expenses increased by $107,139, or 4.2%, to $2,645,010 in 2003 from $2,537,871 in 2002.  This increase in general and administrative expenses reflects increased legal, audit and Board of Directors expenses of aggregating approximately $175,000 associated with Sarbanes-Oxley compliance, activities surrounding the divestiture of PMP, and amendments to the Company’s articles of incorporation that were offset by decreased spending in other areas.  As a percentage of net sales, general and administrative expenses increased to 7.4% in 2003 from 6.5% in 2002.  This increased percentage is attributable to decreased 2003 net sales and higher year-to-year spending levels for our U.S. operations.

Selling Expense. Selling expenses increased by 21.9% to $3,016,154 in 2003 from $2,473,357 in 2002. This increase in selling expenses is largely attributable to an increase in outside selling commissions associated with a large export order that Nobelclad shipped during 2003.  As a result of the increase in outside sales commissions and an unfavorable foreign exchange translation adjustment of approximately $150,000, Nobleclad Europe’s selling expenses increased from $794,305 in 2002 to $1,482,548 in 2003.  Selling expenses for our U.S. operations decreased from $1,679,052 in 2002 to $1,533,606 in 2003 due principally to a decrease in bonuses earned by the U.S. Explosive Metalworking Group sales team.  As a result of the decrease in 2003 net sales and higher year-to-year selling expenses at Nobelclad, consolidated selling expenses as a percentage of net sales increased to 8.4% in 2003 from 6.4% in 2002.

Income from Operations. DMC reported income from operations of $3,315,862 in 2003, a decrease of $3,879,873 from the $7,195,735 of operating income reported in 2002. This year-to-year decrease reflects a significant decline in operating income reported by both our Explosive Metalworking Group and AMK Welding. Our Explosive Metalworking Group reported income from operations of $2,854,818 in 2003 as compared to $6,149,962 in 2002.  This significant decrease in 2003 Explosive Metalworking operating income is largely attributable to the sales decrease discussed above, which resulted in a $2,680,200 decline in reported gross profit, and higher 2003 selling expenses.  As we stated at the beginning of 2003, with no large projects like the Goro Nickel Project on the horizon, the Explosive Metalworking Group would likely have difficulty matching its 2002 sales and operating income performance in 2003.  This proved to be the case.

AMK Welding reported income from operations of $461,044 in 2003 compared to $1,045,773 in 2002.  AMK Welding’s operating income in 2003 was less than half of that reported in 2002 as a result of the 16.5% decrease in its 2003 sales.

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

Income Tax Provision.  DMC recorded a consolidated income tax provision of $1,504,006 in 2003 on income from continuing operations as compared to a consolidated income tax provision of $2,528,453 in 2002.  The effective tax rate increased to 53.9% in 2003 from 39.2% in 2002.  The 2003 and 2002 income tax provisions include $1,480,299 and $2,211,800, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary Nitro Metall.  The effective tax rate for 2003 is high because U.S. taxes were provided at a 39% rate on $732,256 of intercompany dividends received in 2003 from Nobleclad. The dividend income was eliminated in DMC’s consolidated statement of operations, but U.S. taxes are provided on such dividend income in the consolidated income tax provision without any offsetting tax credit as the recoverability of that tax credit does not meet the more likely than not test required by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.  This increased the consolidated effective tax rate increased from an expected rate of approximately 39% to an actual rate of 53.9%.  Income tax provisions on the 2003 and 2002 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates.

Income from Continuing Operations.  Income from continuing operations before cumulative effect of a change in accounting principle decreased from $3,925,728 in 2002 to $1,284,444 in 2003.  This decrease is principally attributable to the large decrease in 2003 income from operations as discussed above and an increase in the effective tax rate from 39.2% in 2002 to 53.9% in 2003.

Discontinued Operations.  On October 7, 2003, DMC completed the sale of its PMP division.  The sales price was $580,000 and was financed through the issuance of a promissory note payable over a 2 ½ year period.  The sale included the inventory and property, plant and equipment of PMP.  The loss recorded on the sale of PMP, as well as the operating losses reported by PMP in 2003 and 2002, has been reported as discontinued operations, net of related tax benefits.  On September 17, 2004, DMC completed the divestiture of its Spin Forge division.  Previously reported discontinued operations for 2003 and 2002 have been restated to include the net of tax operating losses of Spin Forge for these periods.  The net loss from discontinued operations increased to $1,993,602 in 2003 from $1,473,491 in 2002, with the 2003 net loss including a $710,309 net of tax loss from the sale of PMP assets.  The 2003 net loss included net of tax operating losses of  $587,098 and $696,195 from PMP and Spin Forge, respectively, as compared to net of tax operating losses of $714,029 and $723,462 that these divisions reported, respectively, in 2002.

Cumulative Effect of a Change in Accounting Principle.  On January 1, 2002, DMC adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, and in early 2002 disclosed that up to the full amount of the remaining goodwill associated with the Company’s 1998 acquisition of PMP could be impaired.  In the fourth quarter of 2002, we completed our evaluation of goodwill impairment at PMP and determined that the remaining goodwill in the amount of $3,800,108 was impaired.  Accordingly, we wrote off all of the remaining PMP goodwill, less associated tax benefits of $1,482,000, and reported the resultant after tax loss of $2,318,108 as a cumulative effect of a change in accounting principle.

Net Income. The Company recorded a net loss of $709,158 in 2003 compared to net income of $170,129 in 2002.  The 2003 net loss includes income from continuing operations of $1,284,444 and a loss from discontinued operations of  $1,993,602.  Net income for 2002 includes income from continuing operations of $3,925,728 that was almost entirely offset by a loss from discontinued operations of $1,437,491 and a loss of $2,318,108 related to the cumulative effect of a change in accounting principle as further described above.

LIQUIDITY AND CAPITAL RESOURCES

Historically, DMC has obtained its operational financing from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock.  On June 14, 2000, our stockholders approved a Stock Purchase Agreement between DMC and SNPE. The closing of the transaction resulted in a payment from SNPE of $5,800,000 to DMC in exchange for 2,109,091 shares of DMC common stock at a price of $2.75 per share causing SNPE to become the majority stockholder of DMC on the closing date. An additional $1,200,000 cash payment was made by SNPE to DMC to purchase a five-year, 5% Convertible Subordinated Note that is convertible in whole or in part into common stock by SNPE at a conversion price of $6 per share at any time up to and including the June 14, 2005 maturity date.  We also borrowed $3,500,000 on June 14, 2000 under a credit facility with SNPE that carried interest at the Federal Funds Rate plus 1.5% and provided for maximum borrowings of $4,500,000.

In connection with its July 3, 2001 acquisition of Nobelclad, DMC entered into a $4,000,000 term loan agreement with SNPE. The term loan bears interest at the Federal Funds Rate plus 3.0%.  Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with a final principal payment of $333,337 being due on June 30, 2005.  In anticipation of its acquisition by DMC, Nobelclad acquired the stock of Nitro Metall and financed this acquisition with proceeds obtained from a term loan with a French bank in the amount of 1,448,266 Euros ($1,976,013 based upon the December 31, 2004 exchange rate).  This term loan carries interest at the Euro Interbank Offered Rate (“EURIBOR”) plus 0.4%.  Annual principal payments of 289,653 Euros begin on June 21, 2004 and are due on each anniversary date thereafter until final maturity on June 21, 2008.  The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE’s indirect ownership of Nobelclad falls below 50%.  Nobelclad also maintains a 2 million Euro ($2,728,800 based upon the December 31, 2004 exchange rate) intercompany working capital line with Groupe SNPE under which borrowings of $133,928 were outstanding as of December 31, 2004. This intercompany line bears interest at EURIBOR plus 1.5%.  Additionally, DMC maintains a 4,000,000 Swedish Krona line of credit with a Swedish bank for its Nitro Metall operations.  As of December 31, 2004, there were no outstanding borrowings under this line of credit and the line has a variable interest rate, which was 2.0% at December 31, 2004.

In December 2001, we obtained a $6,000,000 revolving line of credit with a U.S. bank that replaced the $4,500,000 credit facility between DMC and SNPE.  This bank line of credit is being used to finance ongoing working capital requirements of our U.S. operations.  Initial proceeds from the bank line of credit were used to repay $3,650,000 of borrowings that were outstanding under the credit facility with SNPE.  The bank line expires on December 4, 2005 and carries an interest rate equal to the bank’s prime rate plus 0.5%.  Borrowings under the line of credit are limited to a calculated borrowing base that is a function of inventory and accounts receivable balances and are secured by accounts receivable and inventories of our U.S. operations and by new investments in property, plant and equipment with respect to U.S. operations that are made during the term of the Agreement.  As of December 31, 2004, borrowing availability under the line of credit was approximately $2.8 million greater than the $3,215,712 in outstanding borrowings as of that date.

We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future.  However, a significant portion of our sales is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing favorably on the basis of price. Risks associated with the availability of funds are minimized by borrowing from multiple lenders. The nature of DMC’s business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of December 31, 2004, the Company is in compliance with all financial covenants and other provisions of its debt agreements.

The table below presents principal cash flows and related weighted-average interest rates by expected maturity dates for the Company’s debt obligations.

	Payment Due by Period As of December 31, 2004
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Bank lines of credit	$3,215,712	$—	$—	$—	$3,215,712
SNPE S.A. line of credit	133,928	—	—	—	133,928
SNPE, Inc. Subordinated note	1,200,000	—	—	—	1,200,000
SNPE, Inc. Term Loan	666,670	—	—	—	666,670
Term Loan with French bank	395,203	790,406	395,202	—	1,580,811
Industrial development revenue bonds	790,000	385,000	455,000	880,000	2,510,000
Total debt obligations *	6,401,513	1,175,406	850,202	880,000	9,307,121

Operating lease obligations**	379,135	552,809	825,250	725,856	2,483,050

Purchase obligations **	5,672,647	—	—	—	5,672,647
Total	$12,453,295	$1,728,215	$1,675,452	$1,605,856	$17,462,818

*   Reflected in accompanying consolidated balance sheets.

** Not reflected in accompany consolidated balance sheets.

Debt obligations.  For more information about our debt obligations, refer to Note 3 to the Company’s Consolidated Financial Statements.

Operating lease obligations.  Our operating lease obligations are primarily real estate and equipment leases used in the normal operation of the business

Purchase obligations.  Purchase obligations represent open purchase commitments.  These commitments are all short term in nature and in the normal course of the Company’s business.

Highlights From the Statement of Cash Flows for the Year Ended December 31, 2004

Net cash flows provided by operating activities for the year ended December 31, 2004 totaled $4,467,387.  Significant sources of operating cash flow included income from continuing operations of $4,402,298, non-cash depreciation and amortization expense of $1,387,560, a provision for deferred income taxes of $1,180,584, and $311,000 from the tax benefit related to stock options exercised during the year.  These sources of operating cash flow were partially offset by negative net changes in various components of working capital in the amount of $2,814,055.  Net negative changes in working capital included an increase in accounts receivable and inventories of $6,962,913 and $1,992,705, respectively.  These negative changes in working capital were partially offset by an increase in accounts payable and accrued expenses and other liabilities of  $3,129,109 and $2,374,854 respectively, and a decrease in prepaid expenses and other of $637,600.  The large increases in accounts receivable and inventories reflect the higher production and sales volume associated with the strong performance of our Explosive Metalworking business during the last half of 2004. Fortunately, we were able to finance a significant portion of the build-up in accounts receivable and inventories by increasing our accounts payable and accrued expenses.

Net cash flow used in investing activities for the year ended December 31, 2004 was $295,053 and consisted primarily of $1,138,063 in capital expenditures that was partially offset a  $580,000 reduction in the promissory note receivable relating to the sale of PMP and the collection of the note, the release of $190,000 in restricted cash from bond proceeds and a $73,900 decrease in other non-current assets.

Net cash flow used in financing activities for the year ended December 31, 2004 was $898,614.  Significant uses of cash for financing activities included related party debt repayments of $1,333,332 to SNPE, industrial development revenue bond principal payments of $1,120,000, related party lines of credit repayment of $624,220 to Groupe SNPE, and principal payment on our term loan with a French bank of $360,289.  These payments were partially offset by a net increase of $1,914,764 in bank lines of credit borrowings.

Cash flows used in discontinued operations totaled $1,479,466 and were primarily the result of the operating losses incurred by Spin Forge.

Highlights From the Statement of Cash Flows for the Year Ended December 31, 2003

Net cash flows provided by operating activities for the year ended December 31, 2003 was $2,762,422.  Sources of operating cash flow consisted primarily of income from continuing operations of $1,284,444, non-cash depreciation and amortization expense of $1,247,956, and a provision for deferred income taxes of 1,328,439.  Net negative changes in various components of working capital totaling $1,098,417 partially offset the foregoing sources of operating cash flow.  Negative changes in working capital included an increase in inventories of $1,019,918, an increase in prepaid and other of $382,232, and a decrease in accrued expenses and other liabilities of $1,174,993.  These negative changes in working capital were partially offset by a $1,257,047 decrease in accounts receivable and a $221,679 increase in accounts payable.

Net cash flow used in investing activities for the year ended December 31, 2003 was $827,187 and consisted primarily of $918,707 in capital expenditures that was partially offset by a $92,317 decrease in other non-current assets.

Net cash flow used in financing activities for the year ended December 31, 2003 was $1,171,047.  Significant uses of cash for financing activities included related party debt repayments of $1,333,332 and industrial development revenue bond principal payments of $855,000.  These payments were partially offset by related party and bank lines of credit borrowings of $425,167 and 335,289 respectively.

Cash flows used in discontinued operations totaled $1,534,544 and were the result of the operating losses of Spin Forge and PMP as well as negative changes in working capital for these divisions.

Highlights From the Statement of Cash Flows for the Year Ended December 31, 2002

Net cash flows provided by operating activities for the year ended December 31, 2002 totaled $5,695,795. Significant sources of operating cash flow included income from continuing operations of $3,925,728, non-cash depreciation and amortization expense of $1,252,257, and a provision for deferred income taxes of $2,223,053.  Net negative changes in various components of working capital totaling $1,696,356 partially offset these sources of cash flow.  Negative changes in working capital included an increase in accounts receivable and a decrease in accounts payable of $1,982,469 and $1,081,115, respectively.  A decrease in inventories of $1,086,180 helped to partially offset these negative changes in working capital.

Net cash flow used in investing activities for the year ended December 31, 2002 was $1,393,392 and consisted primarily of $1,421,746 in capital expenditures.

Financing activities for the year ended December 31, 2002 used $3,746,352 of cash.  Significant uses of cash for financing activities included a $2,451,266 reduction in borrowings under bank lines of credit, related party debt repayments of $815,107 and industrial development revenue bond principal payments of $795,000.

Cash flows used in discontinued operations totaled $1,432,380 and were the result of the operating losses of Spin Forge and PMP as well as negative changes in working capital for those divisions.

Future Capital Needs and Resources

We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized for:

•                  operating expenses to support our domestic and foreign manufacturing operations;

•                  capital expenditures;

•                  debt service requirements; and

•                  other general corporate expenditures, including dividend payments when and if adopted by the Company.

We expect cash inflows from operating activities to exceed outflows for the full year 2005. However, our success depends on the execution of our strategies, including our ability to:

•                  secure an adequate level of new customer orders at all operating divisions; and

•     continue to implement the most cost-effective internal processes.

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations during 2005.  In making this assessment, we have considered:

•                  presently scheduled debt service requirements during 2005, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;

•                  the anticipated level of capital expenditures in 2005; and

•                  our expectation of realizing positive cash flow from operations in 2005.

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

Goodwill.  Goodwill is tested for impairment at least annually on reporting units one level below the segment level and any impairment is based on the reporting unit’s estimated fair value.  Fair value can be determined based on discounted cash flows, comparable sales or valuations of similar businesses.  Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value.  The Company’s policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises earlier.

The entire amount of goodwill, which had a carrying value of $847,076 on the Consolidated Balance Sheet as of December 31, 2004, relates to the Company’s U.S. Clad Metal Products division.  Based on the analysis performed in the fourth quarter of 2004, no impairment was recorded to the carrying value of goodwill.

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

Income Taxes.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No.  109, Accounting for Income Taxes (SFAS 109) which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements or tax returns.  Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement base and the tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company believes that deferred tax assets will more likely than not be recovered from future projected taxable income and as such no allowance has been recorded on the deferred tax assets in the Consolidated Balance Sheet as of December 31, 2004.

During the fourth quarter of 2004, the Company completed special tax studies related to research and development tax credits, foreign tax credits and extraterritorial income exclusions.  As a result of these tax studies, the Company recognized approximately $500,000 in tax benefits in its 2004 tax provision calculation that increased its reported 2004 net income by the same amount.  The Company will closely monitor the availability of similar tax benefits in the future but cannot currently estimate the amount of such tax benefits, if any, which may be realized in the future.

Off Balance Sheet Arrangements

We have no obligations, assets or liabilities other than those disclosed in the Consolidated Financial Statements forming part of this Form 10-K; no trading activities involving non-exchange traded contracts accounted for at fair value; and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Forward-Looking Statements

Statements which are not historical facts contained in this report are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. Factors that could cause actual results to differ materially include, but are not limited to the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by the majority stockholder, Groupe SNPE, as the controlling stockholder of the Company with respect to the Company and its businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at the Company’s facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123.  SFAS 123R supersedes APB 25 and amends SFAS 95, Statement of Cash Flows.  Generally the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an option.  SFAS 123R must be adopted no later than July 1, 2005.

The Company may adopt the requirements of SFAS 123R using either a modified prospective method or a modified retrospective method.  The Company will adopt SFAS 123R in the third quarter of 2005 and is currently evaluating the effect that the adoption will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing.  This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses.  In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities.  The Company does not believe the adoption of this standard in 2005 will have a significant impact on its results of operations.

ITEM 7A.                                            Quantitative and Qualitative Disclosure about Market Risk

The table below provides information about the Company’s financial instruments that are sensitive to changes in interest rates, primarily debt obligations. Since most of the Company’s obligations carry variable interest rates, there is no material difference between the book value and the fair value of those obligations.

As of December 31, 2004

Bank lines of credit - variable rates	$3,215,712
Weighted average interest rate	5.75%

SNPE S.A. line of credit - variable rate	$133,928
Interest rate	3.61%

SNPE, Inc. Subordinated note - fixed rate	$1,200,000
Interest rate	5.00%

SNPE, Inc Term-loan - variable rate	$666,670
Interest rate	4.97%

Term-loan with French bank - variable rate	$1,580,811
Interest rate	2.51%

Industrial development revenue Bonds - variable rate	$2,510,000
Interest rate	2.14%

The functional currencies for the foreign operations of Nobelclad and Nitro Metall are the Euro and the Swedish Krona, respectively. Thus, the major foreign exchange risks relates to the Euro / Swedish Krona and Euro / U.S. Dollar conversion rates. Additionally, the Company occasionally enters into transactions denominated in currencies other than the local currency, which exposes us to other foreign exchange risks.  Sales made in currencies other than U.S. Dollars accounted for 30%, 35% and 28% of total sales for the years ended 2004, 2003 and 2002, respectively.

ITEM 8.     Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2004 and 2003 and for the Three Years Ended
December 2004, 2003 and 2002

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiary as of December 31, 2004 and 2003 (restated – see Note 8), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of Dynamic Materials Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made my management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiary as of December 31, 2004 and 2003 (restated – see Note 8), and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 18, 2005

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003 (Restated - See Note 8)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,403,561	$521,697
Accounts receivable, net of allowance for doubtful accounts of $279,816 and $216,384, respectively	13,935,674	6,922,630
Inventories	7,999,952	5,713,369
Prepaid expense and other	527,374	1,207,615
Current portion of other receivables	943,226	157,500
Current deferred tax assets	435,600	388,100
Total current assets	26,245,387	14,910,911

PROPERTY, PLANT AND EQUIPMENT	20,831,506	19,284,937
Less - Accumulated depreciation, net	(8,988,007)	(7,454,538)
Property, plant and equipment, net	11,843,499	11,830,399

RESTRICTED CASH AND INVESTMENTS	2,889	191,999

GOODWILL, net of accumulated amortization of $234,299	847,076	847,076

OTHER ASSETS, net	168,030	263,930

OTHER RECEIVABLES	753,392	422,500

ASSETS OF DISCONTINUED OPERATIONS	3,892,248	6,794,593
TOTAL ASSETS	$43,752,521	$35,261,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	2004	2003 (Restated - See Note 8)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Bank overdraft	$—	$288,162
Accounts payable	6,040,863	2,759,121
Accrued expenses	3,287,317	2,379,483
Customer advances	1,232,444	—
Bank lines of credit	3,215,712	1,306,204
Current portion of related party debt	2,000,598	2,086,752
Current maturities on long-term debt	1,185,203	1,293,717
Total current liabilities	16,962,137	10,113,439

RELATED PARTY DEBT	—	1,866,670

LONG-TERM DEBT	2,905,608	4,154,870

DEFERRED TAX LIABILITIES	728,974	485,555

OTHER LONG-TERM LIABILITIES	205,794	176,468

LIABILITIES OF DISCONTINUED OPERATIONS	2,880,000	2,880,000
Total liabilities	23,682,513	19,677,002

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 5,320,438 and 5,088,884 shares issued and outstanding, respectively	266,023	254,446
Additional paid-in capital	13,616,931	12,428,545
Retained earnings	4,886,630	2,053,869
Other cumulative comprehensive income	1,300,424	847,546
Total stockholders’ equity	20,070,008	15,584,406
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$43,752,521	$35,261,408

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
NET SALES	$54,164,630	$35,779,329	$38,879,912
COST OF PRODUCTS SOLD	40,559,178	26,802,303	26,672,949
Gross profit	13,605,452	8,977,026	12,206,963
COSTS AND EXPENSES:
General and administrative expenses	3,334,996	2,645,010	2,537,871
Selling expenses	3,382,861	3,016,154	2,473,357
Total costs and expenses	6,717,857	5,661,164	5,011,228

INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	6,887,595	3,315,862	7,195,735
OTHER INCOME (EXPENSE):
Other income (expense), net	7,030	(18,907)	(52,425)
Interest expense	(407,630)	(336,324)	(420,503)
Related party interest expense	(146,298)	(181,741)	(272,727)
Interest income	22,890	9,560	4,101
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	6,363,587	2,788,450	6,454,181
INCOME TAX PROVISION	1,961,289	1,504,006	2,528,453

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	4,402,298	1,284,444	3,925,728
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations, net of tax	(782,537)	(1,283,293)	(1,437,491)
Loss on sale of discontinued operations, net of tax	(787,000)	(710,309)	—
Loss from discontinued operations	(1,569,537)	(1,993,602)	(1,437,491)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	—	—	(2,318,108)
NET INCOME (LOSS)	$2,832,761	$(709,158)	$170,129
INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$0.86	$0.25	$0.78
Discontinued operations	(0.31)	(0.39)	(0.29)
Cumulative effect of a change in accounting principle	—	—	(0.46)
Net income (loss)	$0.55	$(0.14)	$0.03
INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$0.81	$0.25	$0.75
Discontinued operations	(0.28)	(0.37)	(0.27)
Cumulative effect of a change in accounting principle	—	—	(0.44)
Net income (loss)	$0.53	$(0.12)	$0.04
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	5,134,540	5,067,324	5,042,382
Diluted	5,484,045	5,310,806	5,287,051

The accompanying notes are an integral part of these Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

			Additional Paid-In Capital	Retained Earnings	Other Cumulative Comprehensive Income (Loss)	Total	Comprehensive Income for the Period

	Common Stock
	Shares	Amount
Balances, December 31, 2001	5,029,983	$251,500	$12,315,596	$2,592,898	$(514,000)	$14,645,994

Shares issued for stock option exercises	17,252	863	24,577	—	—	25,440

Shares issued in connection with the employee stock purchase plan	14,155	708	33,395	—	—	34,103

Net income	—	—	—	170,129	—	170,129	170,129

Change in cumulative foreign currency translation adjustment	—	—	—	—	689,074	689,074	689,074
Balances, December 31, 2002	5,061,390	$253,071	$12,373,568	$2,763,027	$175,074	$15,564,740	$859,203

The accompanying notes are an integral part of these Consolidated Financial Statements.

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Loss for
	Shares	Amount	Capital	Earnings	Income	Total	the Period

Balances, December 31, 2002	5,061,390	$253,071	$12,373,568	$2,763,027	$175,074	$15,564,740

Shares issued for stock option exercises	5,000	250	11,000	—	—	11,250

Shares issued in connection with the employee stock purchase plan	22,494	1,125	43,977	—	—	45,102

Net loss	—	—	—	(709,158)	—	(709,158)	(709,158)

Derivative valuation, net of tax of $27,276	—	—	—	—	(42,662)	(42,662)	(42,662)

Change in cumulative foreign currency translation adjustment	—	—	—	—	715,134	715,134	715,134
Balances, December 31, 2003	5,088,884	$254,446	$12,428,545	$2,053,869	$847,546	$15,584,406	$(36,686)

The accompanying notes are an integral part of these Consolidated Financial Statements.

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income for
	Shares	Amount	Capital	Earnings	Income	Total	the Period

Balances, December 31, 2003	5,088,884	$254,446	$12,428,545	$2,053,869	$847,546	$15,584,406

Shares issued for stock option exercises	211,873	10,593	825,574	—	—	836,167

Shares issued in connection with the employee stock purchase plan	19,681	984	51,812	—	—	52,796

Tax benefit related to stock options	—	—	311,000	—	—	311,000

Net income	—	—	—	2,832,761	—	2,832,761	2,832,761

Derivative valuation, net of tax of $27,276	—	—	—	—	42,662	42,662	42,662

Change in cumulative foreign currency translation adjustment	—	—	—	—	410,216	410,216	410,216
Balances, December 31, 2004	5,320,438	$266,023	$13,616,931	$4,886,630	$1,300,424	$20,070,008	$3,285,639

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$4,402,298	$1,284,444	$3,925,728
Adjustments to reconcile income from continuing operations to net cash provided by operating activities -
Depreciation	1,374,241	1,236,704	1,231,361
Amortization	13,319	11,252	20,896
Provision for deferred income taxes	1,180,584	1,328,439	2,223,053
Tax benefit related to stock options	311,000	—	—
Gain (loss) on sale of property, plant and equipment	—	—	(8,887)
Change in -
Accounts receivable, net	(6,962,913)	1,257,047	(1,982,469)
Inventories	(1,992,705)	(1,019,918)	1,086,180
Prepaid expenses and other	637,600	(382,232)	115,943
Accounts payable	3,129,109	221,679	(1,081,115)
Accrued expenses and other liabilities	2,374,854	(1,174,993)	165,105
Net cash flows provided by operating activities	4,467,387	2,762,422	5,695,795

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment received on promissory note receivable	580,000	—	—
Release of restricted cash from bond proceeds	190,000	—	—
Acquisition of property, plant and equipment	(1,138,063)	(918,707)	(1,421,746)
Change in other non-current assets	73,010	91,520	28,354
Net cash flows used in investing activities	(295,053)	(827,187)	(1,393,392)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

	2004	2003	2002
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings / (repayments) on bank lines of credit, net	1,914,764	335,289	(2,451,266)
Borrowings / (repayments) on related party lines of credit, net	(624,220)	425,167	(148,441)
Payment on SNPE, Inc. term loan	(1,333,332)	(1,333,332)	(666,666)
Payment on industrial development revenue bond	(1,120,000)	(855,000)	(795,000)
Payment on term loan with French bank	(360,289)	—	—
Change in other long-tem liabilities	23,662	28,859	80,672
Net proceeds from issuance of common stock to employees	888,963	56,352	59,544
Bank overdraft	—	171,618	174,805
Repayment of bank overdraft	(288,162)	—	—
Net cash flows used in financing activities	(898,614)	(1,171,047)	(3,746,352)
EFFECTS OF EXCHANGE RATES ON CASH	87,610	133,819	222,945

CASH FLOWS USED IN DISCONTINUED OPERATIONS	(1,479,466)	(1,534,544)	(1,432,380)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,881,864	(636,537)	(653,384)

CASH AND CASH EQUIVALENTS, beginning of the period	521,697	1,158,234	1,811,618
CASH AND CASH EQUIVALENTS, end of the period	$2,403,561	$521,697	$1,158,234

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for -
Interest	$422,227	$547,852	$552,642
Income taxes	$215,492	$759,353	$317,546

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(1)                                  ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (the “Company”) was incorporated in the state of Colorado in 1971, and reincorporated in the state of Delaware during 1997, to provide products and services requiring explosive metalworking. The Company is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, France and Sweden. Customers are located throughout North America, Western Europe, Australia and the Far East. The Company currently operates under two business segments – explosive metalworking, in which metals are metallurgically joined or altered by using explosives; and AMK Welding, which utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines. The Company’s wholly-owned subsidiary, Nobelclad Europe S.A. (“Nobelclad”), was acquired during 2001 from an affiliate of the Company’s parent.

Transaction with SNPE, Inc.

On June 14, 2000, the Company’s stockholders approved a Stock Purchase Agreement (“the Agreement”) between the Company and SNPE, Inc. (“SNPE”). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800,000 to the Company in exchange for 2,109,091 shares of the Company’s common stock at a price of $2.75 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, the Company borrowed $1,200,000 under a convertible subordinated note from SNPE. The Company also borrowed $3,500,000 under a credit facility with SNPE (see Note 3). SNPE currently owns 2,763,491 shares or 52% of the Company’s common stock.

(2)                                  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and a subsidiary in which it has a greater than 50% interest.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

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

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs and factory overhead.  Inventories consist of the following at December 31, 2004 and 2003:

	2004	2003
Raw materials	$3,618,734	$2,757,459
Work-in-process	4,048,921	2,706,676
Supplies	332,297	249,234
	$7,999,952	$5,713,369

Shipping and handling costs incurred by the Company upon shipment to customers are included in cost of products sold in the accompanying Consolidated Statements of Operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions, improvements and betterments are capitalized when incurred. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset as follows:

Building and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures and computer equipment	3-10 years
Other	7-10 years

Property, plant and equipment consists of the following at December 31, 2004 and 2003:

	2004	2003
Land	$609,349	$523,212
Building and improvements	8,038,169	7,108,244
Manufacturing equipment and tooling	9,267,645	8,337,725
Furniture, fixtures and computer equipment	2,614,135	2,448,237
Other	302,208	867,519
	$20,831,506	$19,284,937

Asset Impairments

The Company reviews its long-lived assets and certain identifiable intangibles to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell. On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”).  There was no impact to the Company upon adopting SFAS 144.

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired.  Prior to the Company’s January 1, 2002 adoption of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill was amortized on a straight-line basis over a period of 25 years.  Under, SFAS 142, goodwill is no longer required to be amortized; however, the carrying value of goodwill must be tested annually for impairment.

In the year of its adoption, SFAS 142 required a transitional goodwill impairment evaluation, which was a two-step process. The first step was to determine whether there was an indication that goodwill was impaired on January 1, 2002. SFAS 142 required a separate impairment evaluation of goodwill relating to the Company’s U.S.-based Clad Metal Division and Precision Machined Products (“PMP”) reporting units, the only two reporting units with recorded goodwill. To perform the first step, either Company management or a third party appraiser estimated the fair value of each reporting unit based upon discounting the expected future cash flows. The estimated fair value of each reporting unit was then compared to its carrying value, including goodwill. This first step evaluation indicated an impairment of the goodwill recorded by the Company’s PMP reporting unit, but no impairment of the goodwill recorded with respect to the Company’s Clad Metal Division reporting unit.

Since the first step indicated an impairment of PMP’s goodwill, SFAS 142 required a second step to determine the amount of the impairment. The amount of the impairment was determined by comparing the implied fair value of PMP’s goodwill to its carrying value. The implied fair value of the goodwill was determined by allocating the estimated fair value of PMP to its assets and liabilities as if it had been acquired on January 1, 2002, and the estimated fair value was the purchase price. Any excess “purchase price” over the amounts assigned to the assets and liabilities would represent the implied value of goodwill. In the case of PMP, the estimated fair value or “purchase price” was less than the amounts assigned to the assets and liabilities.  Therefore, the full carrying value of PMP goodwill in the amount of $3,800,108 was considered impaired and the resultant loss associated with the write-off of this amount, net of a tax benefit of $1,482,000, was recorded as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations for the year ended December 31, 2002.

Other Assets

Included in other assets are deferred financing costs of $44,050 and $108,558, net of accumulated amortization of $232,807 and $168,299, as of December 31, 2004 and 2003, respectively.  The net deferred financing costs remaining at December 31, 2004 relate primarily to the replacement letter of credit on the industrial development revenue bonds (see Note 3).  The deferred financing costs associated with the replacement letter of credit in the amount of $100,225 are being amortized over its five-year term. Also included in other assets at December 31, 2004 and 2003 are net bond issue costs of $46,628 and $60,799, respectively, associated with the industrial development revenue bonds used to finance the Company’s manufacturing facility in Pennsylvania. These costs, which originally totaled $195,720, are being amortized over the life of the bonds.  Finally, other assets include net intangible assets of $44,668 and $66,668 as of December 31, 2004 and 2003, respectively.  The intangible assets relate primarily to a license agreement entered into in 2003 which is being amortized over the five-year life of the agreement.

Customer Advances

On occasion, the Company requires customers to make advance payments prior to the shipment of the related orders in order to keep customers at acceptable credit limit levels.  As of December 31, 2004, customer advances totaled $1,232,444 and consists of advance payments from several customers.

Revenue Recognition

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

Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the year ended December 31, 2004
	Income	Shares	Per share Amount
Basic earnings per share:
Net income	$2,832,761	5,134,540	$0.55

Dilutive effect of options to purchase common stock	—	149,505
Dilutive effect of convertible subordinated note, net of tax	49,578	200,000

Dilutive earnings per share:
Net income	$2,882,339	5,484,045	$0.53

	For the year ended December 31, 2003
	Income	Shares	Per share Amount
Basic loss per share:
Net loss	$(709,158)	5,067,324	$(0.14)

Dilutive effect of options to purchase common stock	—	43,482
Dilutive effect of convertible subordinated note, net of tax	49,578	200,000

Dilutive loss per share:
Net loss	$(659,580)	5,310,806	$(0.12)

	For the year ended December 31, 2002
	Income	Shares	Per share Amount
Basic earnings per share:
Net income	$170,129	5,042,382	$0.03

Dilutive effect of options to purchase common stock	—	44,669
Dilutive effect of convertible subordinated note, net of tax	49,578	200,000

Dilutive earnings per share:
Net income	$219,707	5,287,051	$0.04

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and notes receivable are considered to approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, te Company does not require collateral to secure receivables. At December 31, 2004 the Company has no significant financial instruments with off-balance sheet risk of accounting losses, such as options contracts or other foreign currency hedging arrangements.

Derivatives

The Company’s U.S. cladding operation had a 1,107,000 Euro contract with a German customer.  In order to hedge its risk with respect to this sales order, the Company contracted with Groupe SNPE to acquire $1,320,098, at a fixed price, in exchange for 1,107,000 Euros during the period from March 1, 2004 to June 30, 2004 (the date range for payment settlement under this sales order).  As of December 31, 2003, the company had a derivative liability associated with this forward contract of $42,662.  The derivative liability was included in accrued expenses on the accompanying Consolidated Balance Sheet as of December 31, 2003 with the offsetting charge reflected in other cumulative comprehensive income on the Consolidated Statement of Changes in Stockholders’ Equity.  The forward contract was settled in June 2004 at which point the $42,662 derivative liability and related charge in other cumulative comprehensive income were recorded in the Consolidated Statement of Operations.

With respect to this foreign currency hedging arrangement, the Company followed Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instrument and Hedging Activities (“SFAS 133”), which establishes fair value accounting and reporting standards for derivative instruments and hedging activities.  SFAS 133 requires every derivative instrument (including certain derivative instruments embedded in other contracts) to be recorded in the balance sheet as either an asset or liability measured at its fair value.  SFAS 133 requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset the related results on the hedged item in the income statement, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting treatment.

Other Cumulative Comprehensive Income

Other cumulative comprehensive income as of December 31, 2004, 2003 and 2002 consisted of the following:

	2004	2003	2002
Currency translation adjustment	$1,300,424	$890,208	$175,074
Derivative valuation adjustment	—	(42,662)	—
	$1,300,424	$847,546	$175,074

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options, including Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS 148”).  Under APB 25, because the exercise price of the Company’s employee stock options is generally equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees that is based on fair values.  The Company elected not to adopt SFAS 123 for expense recognition purposes.

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

	2004	2003	2002

Risk-free interest rate	3.1%	2.7%	3.8%
Expected lives	4.0 years	4.0 years	4.0 years
Expected volatility	79.0%	83.2%	101.2%
Expected dividend yield	0.0%	0.0%	0.0%

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

The weighted average fair value of options granted during 2004, 2003 and 2002 was $2.05, $1.60, and $2.18, respectively.  For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	2004	2003	2002
Net income (loss):
As reported	$2,832,761	$(709,158)	$170,129
Expense calculated under SFAS 123	(250,449)	(208,750)	(203,110)
Pro forma	$2,582,312	$(917,908)	$(32,981)

Basic net income (loss) per common share:
As reported	$0.55	$(0.14)	$0.03
Pro forma	$0.50	$(0.18)	$(0.01)

Diluted net income (loss) per common share:
As reported	$0.53	$(0.12)	$0.04
Pro forma	$0.48	$(0.16)	$0.00

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123.  SFAS 123R supersedes APB 25 and amends SFAS 95, Statement of Cash Flows.  Generally the approach in SFAS 123R is similar to the approach described in SFAS 123.  However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an option.  SFAS 123R must be adopted no later than July 1, 2005.

The Company may adopt the requirements of SFAS 123R using either a modified prospective method or a modified retrospective method.  The Company will adopt SFAS 123R in the third quarter of 2005 and is currently evaluating the effect that the adoption will have on its financial position and results of operations.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing.  This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses.  In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities.  The Company does not believe the adoption of this standard in 2005 will have a significant impact on its results of operations.

Reclassifications

Certain prior year balances in the consolidated financial statements have been reclassified to conform with the 2004 presentation.

(3)                                  DEBT

Related party debt consists of the following at December 31, 2004 and 2003:

	2004	2003
SNPE S.A line of credit	$133,928	$753,420
SNPE convertible subordinated note	1,200,000	1,200,000
SNPE term loan	666,670	2,000,002
	2,000,598	3,953,422
Less current portion	(2,000,598)	(2,086,752)
Related party debt	$—	$1,866,670

Long-term debt consists of the following at December 31, 2004 and 2003:

	2004	2003
Term loan - French bank	1,580,811	1,818,587
Industrial development revenue bonds	2,510,000	3,630,000
	4,090,811	5,448,587
Less current maturities	(1,185,203)	(1,293,717)
Long-term debt	$2,905,608	$4,154,870

Bank Lines of Credit

In December 2001, the Company obtained a $6,000,000 revolving line of credit with a U.S. bank that has an outstanding balance of $3,215,712 as of December 31, 2004.  At closing, proceeds from the line of credit were used to retire line of credit borrowings from SNPE and the line is used to finance ongoing working capital requirements of the Company’s U.S. operations.  The line of credit, which expires on December 31, 2005, carries an interest rate equal to the bank’s prime rate plus 1% through February 28, 2002 and the bank’s prime rate plus 0.5% thereafter.  The interest rate on outstanding borrowings as of December 31, 2004 was 5.75%.  Borrowings under the line of credit are limited to the lesser of a calculated borrowing base, which is based on inventory and accounts receivable balances, or $6 million (the calculated borrowing base exceeded $6 million as of December 31, 2004) and are secured by accounts receivable and inventories of the Company’s U.S. operations and by investments in property, plant and equipment with respect to U.S. operations that are made during the term of the agreement and that constitute capital expenditures.

In addition, the Company maintains a 4,000,000 Swedish Krona line of credit ($605,600 based upon the December 31, 2004 exchange rate) with a Swedish bank for its Nitro Metall operations.  As of December 31, 2004, there were no outstanding borrowings under this line of credit.  Borrowings under the line of credit are secured by real estate used in Nitro Metall’s operations.  This line of credit carries an interest rate equal to the basic rate stipulated by the Central Bank of Sweden (“Repo Rate”), which was 2.0% as of December 31, 2004.

SNPE S.A. Line of Credit

The Company’s subsidiary, Nobelclad, has a line of credit or “cash agreement” with SNPE S.A. (“Groupe SNPE”) that provides for up to 2 million Euros ($2,728,800 based upon the December 31, 2004 exchange rate) in cash advances to meet the working capital needs of Nobelclad.  As of December 31, 2004, the line of credit had an outstanding balance of 98,159 Euros ($133,928 based upon the December 31, 2004 exchange rate) and bears interest at EURIBOR plus 1.5%.  The line expires on December 31, 2005 but is subject to annual renewal by the parties.  The agreement automatically terminates if Groupe SNPE loses its indirect control of Nobelclad. The interest rate on outstanding borrowings as of December 31, 2004 was 3.61%.

SNPE Convertible Subordinated Note

In connection with the SNPE transaction (see Note 1), a cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note (“Subordinated Note”). SNPE may convert the $1,200,000 Subordinated Note into common stock of the Company at a conversion price of $6 per share at any time up to, and including the maturity date (June 14, 2005). If the note is not converted, the entire principal balance is due at the maturity date.

SNPE Term Loan

In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000,000 term loan agreement with SNPE.  The term loan bears interest at the Federal Funds Rate plus 3.0%, payable quarterly.  The interest rate on outstanding borrowings as of December 31, 2004 was 4.97%.  Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333,333 are due, with the final principal payment of $333,337 being due on June 30, 2005.  The Company made all of the scheduled principal payments during 2002, 2003 and 2004; the balance as of December 31, 2004 is $666,670.  The term loan is secured by a pledge of 65% of the capital stock of Nobelclad held by the Company.

Term Loan – French Bank

In June 2001, Nobelclad obtained a term loan with a French bank that provides for borrowings of 1,448,265 Euros ($1,976,013 based upon the December 31, 2004 exchange rate), of which 1,158,612 Euros ($1,580,811) was outstanding as of December 31, 2004.  Borrowings under the term loan bear interest at EURIBOR plus 0.4%.  The interest rate on outstanding borrowings as of December 31, 2004 was 2.51%.  Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, principal payments of 289,653 Euros are required.  The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE’s indirect ownership of Nobelclad falls below 50%.

Industrial Development Revenue Bonds

During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project was financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at December 31, 2004 was 2.14%. Principal payments, which vary in amount, are paid on a quarterly basis throughout the life of the bonds. The Company has established a bank letter of credit in the trustee’s favor for the principal amount of outstanding bonds plus 98 days accrued interest on the bonds. The original letter of credit, which expired in September 2001, was secured by the U.S.-based accounts receivable, inventory, property, plant and equipment of the Company’s Explosive Metalworking Group and the bond proceeds not yet expended for construction. On September 5, 2001, the Company obtained a replacement letter of credit from a different bank that has a five-year term and does not require an asset pledge.  The portion of the borrowings not yet expended for construction was $191,999 as of December 31, 2003, and was classified as restricted cash and investments in the accompanying balance sheets.  In December 2004, $190,000 of the restricted cash and investments were used to redeem an equal amount of the industrial development revenue bonds.  The Company may redeem the bonds prior to their final maturity on September 1, 2013 at an amount equal to the outstanding principal plus any accrued interest.  Annual principal repayments ranging from $790,000 in 2005 and from $185,000 to $300,000 thereafter are required, with final maturity on September 1, 2013.

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of December 31, 2004, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Scheduled Debt Maturity

The Company’s long-term debt matures as follows:

Year ended December 31-
2005	$3,051,873
2006	580,203
2007	595,203
2008	615,202
2009	235,000
Thereafter	880,000
$5,957,481

(4)                                  COMMON STOCK OPTIONS AND BENEFIT PLAN

Stock Option Plans

The Company maintains stock option plans that provide for grants of both incentive stock options and non-statutory stock options. During 1997, the 1992 Incentive Stock Option Plan and the 1994 Non-employee Director Stock Option Plan were both amended and restated in the form of the 1997 Equity Incentive Plan, which was approved by the Company’s stockholders in May of 1997. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company’s common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates ten years from the date of grant. Under the 1997 Equity Incentive Plan, 1,125,000 shares of common stock are authorized for option grants, of which 140,414 remain available for future grants.

A summary of stock option activity for the years ended December 31, 2004, 2003 and 2002 is as follows:

	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	704,248	$3.84	600,498	$4.05	465,750	$4.27
Granted	76,836	$3.15	116,000	$2.60	166,500	$3.03
Cancelled	(42,750)	$2.68	(7,250)	$(2.70)	(14,500)	$2.53
Exercised	(211,873)	$3.95	(5,000)	$(2.25)	(17,252)	$1.47
Outstanding at end of year	526,461	$3.78	704,248	$3.84	600,498	$4.05

Exercisable at end of year	302,000	$4.49	425,814	$4.63	316,755	$5.38

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding
Range of Exercise Prices	Number of Options Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Options Exercisable
				Number
				Exercisable at	Weighted
				December 31,	Average
				2004	Exercise Price

$1.33 - 1.88	104,000	6.04	$1.77	72,000	$1.72
$2.25 - 2.65	84,375	7.73	$2.41	45,000	$2.45
$2.83 - 3.25	104,836	9.12	$2.97	13,500	$2.83
$3.35 - 4.19	122,250	6.95	$3.48	60,500	$3.55
$7.01 - 9.03	111,000	2.77	$7.82	111,000	$7.82
$1.33 - 9.03	526,461	6.45	$3.78	302,000	$4.49

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 225,000 shares. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 19,681, 22,494 and 14,155 shares of the Company’s stock were purchased during the years ended December 31, 2004, 2003 and 2002, respectively.  The pro forma net income calculation in Note 2 reflects $25,103, $19,001 and $15,253 in compensation expense associated with the ESPP for 2004, 2003 and 2002, respectively.

401(k) Plan

The Company offers a contributory 401(k) plan (the “Plan”) to its employees. For the year 2002, the Company made matching contributions to the Plan equal to 50% of each employee’s contribution for up to the first 8% of each employee’s compensation for 2002. Beginning in 2003, the Company made matching contributions equal to 100% of each employee’s contribution up to 3% and 50% of the next 2% contributed by each employee.  Total Company contributions were $202,949, $263,903 and $166,556 for the years ended December 31, 2004, 2003 and 2002, respectively.

(5)                                  INCOME TAXES

The domestic and foreign components of income before tax for the Company’s continuing operations for the year ended December 31 are summarized below:

	2004	2003	2002
Domestic	$5,540,170	$2,838,865	$5,644,201
Foreign	823,417	(50,415)	809,980
	$6,363,587	$2,788,450	$6,454,181

The components of the provision for income taxes for the Company’s continuing operations for the years ended December 31 are as follows:

	2004	2003	2002
Current - Federal	$197,938	$118,400	$—
Current - State	39,764	—	—
Current - Foreign	232,003	57,167	305,400
	469,705	175,567	305,400

Deferred - Federal	1,242,484	1,187,099	1,928,236
Deferred - State	182,718	174,800	283,564
Deferred - Foreign	66,382	(33,460)	11,253
	1,491,584	1,328,439	2,223,053
	$1,961,289	$1,504,006	$2,528,453

A reconciliation of the Company’s income tax provision computed by applying the Federal statutory income tax rate of 34% to income before taxes for the year ended December 31 is as follows:

	2004	2003	2002
Federal income tax at statutory rate	$2,163,620	$948,073	$2,194,181
State tax items, net	272,301	144,144	322,924
Effect of difference between U.S. Federal and Foreign tax rates	18,423	2,308	63,848
Permanent differences - tax effected	(79,634)	11,265	(52,500)
Tax on foreign dividend received	—	324,120	—
Revision of prior years estimates	—	74,096	—
Research & development tax credit	(300,000)	—	—
Foreign tax credit	(113,421)	—	—
Provision for income taxes	$1,961,289	$1,504,006	$2,528,453

The Company’s deferred tax assets and liabilities at December 31, 2004 and 2003 consist of the following:

	2004	2003
Deferred tax assets:
Federal net operating loss carry-forward	$—	$932,500
Federal AMT tax credit carry-forward	232,125	160,000
Federal tax credit carry-forward	392,173	—
State net operating loss carry-forward	—	135,600
Inventory	40,900	15,700
Inventory reserve	66,300	22,200
Allowance for doubtful accounts	68,900	93,600
Repair reserve	23,200	19,500
Vacation accrual	175,900	171,200
Other	60,400	65,900
	1,059,898	1,616,200
Deferred tax liability:
Depreciation	(1,062,900)	(1,499,100)
Amortization	(71,500)	(22,300)
Foreign income taxable in future periods	(218,872)	(133,155)
Other	—	(59,100)
Net deferred tax liabilities	$(293,374)	$(97,455)

Net current deferred tax assets	$435,600	$388,100
Net long-term deferred tax liabilities	(728,974)	(485,555)
	$(293,374)	$(97,455)

The Federal tax credit carry-forward is comprised of R&D tax credit carry-forwards which begin to expire in 2018 and foreign tax credit carry-forwards which begin to expire in 2008.

(6)                                  BUSINESS SEGMENTS

The Company is organized in the following two segments:  the Explosive Metalworking Group and AMK Welding. The Explosive Metalworking Group uses explosives to perform metal cladding and shock synthesis. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the petrochemical, refining, hydrometallurgy, aluminum smelting, shipbuilding and other industries. AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

Historically, our Aerospace Group was comprised of the AMK Welding, Spin Forge and PMP divisions.  Since PMP and Spin Forge are now reported as discontinued operations due to the 2003 sale of PMP and the divestiture of Spin Forge completed on September 17, 2004, the Aerospace Group no longer exists and AMK Welding is being reported as a stand-alone business segment.  Refer to Note 8 for the details of these transactions.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.

Segment information is presented for the years ended December 31, 2004, 2003 and 2002 as follows:

	Explosive Metalworking Group	AMK Welding	Total
As of and for the year ended December 31, 2004:
Net sales	$51,374,956	$2,789,674	$54,164,630
Depreciation and amortization	$1,138,791	$248,769	$1,387,560
Income from operations of continuing operations	$6,608,592	$279,003	$6,887,595
Unallocated amounts:
Other income (expense)			7,030
Interest expense			(553,928)
Interest income			22,890
Consolidated income before income taxes			$6,363,587
Segment assets	$32,459,379	$2,211,490	$34,670,869
Assets not allocated to segments:
Cash			2,403,561
Prepaid expenses and other			527,374
Current deferred tax asset			435,600
Other long-term corporate assets			126,251
Other receivables			1,696,618
Assets of discontinued operations			3,892,248
Consolidated total assets			$43,752,521
Capital expenditures	$1,004,144	$133,919	$1,138,063

	Explosive Metalworking Group	AMK Welding	Total
As of and for the year ended December 31, 2003:
Net sales	$33,043,448	$2,735,881	$35,779,329
Depreciation and amortization	$1,038,183	$209,773	$1,247,956
Income from operations of continuing operations	$2,854,818	$461,044	$3,315,862
Unallocated amounts:
Other income (expense)			(18,907)
Interest expense			(518,065)
Interest income			9,560
Consolidated income before income taxes			$2,788,450
Segment assets	$22,877,667	$2,208,422	$25,086,089
Assets not allocated to segments:
Cash			521,697
Accounts receivable of Spin Forge division			294,053
Prepaid expenses and other			1,207,615
Current deferred tax asset			388,100
Other long-term corporate assets			389,261
Other receivables			580,000
Assets of discontinued operations			6,794,593
Consolidated total assets			$35,261,408
Capital expenditures	$648,222	$270,485	$918,707

	Explosive Metalworking Group	AMK Welding	Total
As of and for the year ended December 31, 2002:
Net sales	$35,603,415	$3,276,497	$38,879,912
Depreciation and amortization	$995,184	$257,073	$1,252,257
Income from operations of continuing operations	$6,149,962	$1,045,773	$7,195,735
Unallocated amounts:
Other income (expense)			(52,425)
Interest expense			(693,230)
Interest income			4,101
Consolidated income before income taxes			$6,454,181
Segment assets	$21,799,134	$2,480,962	$24,280,096
Assets not allocated to segments:
Cash			1,158,234
Accounts receivable of Spin Forge and PMP divisions			1,260,200
Prepaid expenses and other			798,236
Current deferred tax asset			315,500
Other long-term corporate assets			480,781
Assets of discontinued operations			5,404,945
Consolidated total assets			$33,697,992
Capital expenditures	$678,182	$743,564	$1,421,746

The geographic location of the Company’s property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2004	2003	2002
United States	$8,720,434	$8,753,601	$9,066,620
France	2,754,838	2,664,584	2,216,691
Sweden	368,227	412,214	355,278
Total	$11,843,499	$11,830,399	$11,638,589

All of the Company’s sales are shipped from the manufacturing locations located in the United States, France and Sweden. The following represents the Company’s net sales based on the geographic location of the customer:

	For the years ended December 31,
	2004	2003	2002
United States	$24,527,091	$17,879,852	$24,315,047
Australia	5,454,207	1,768,111	659,641
Canada	4,924,248	4,610,234	2,460,128
Belgium	2,590,705	794,506	3,383,202
Italy	2,235,612	1,617,396	642,744
Germany	1,978,326	549,954	663,791
France	1,661,642	1,424,053	1,571,567
Mexico	1,241,185	569,666	592,121
Netherlands	1,218,320	749,410	625,888
Spain	957,029	586,562	693,259
Sweden	689,282	477,654	566,287
Russia	252,969	1,488,164	416,921
Other foreign countries	6,434,014	3,263,767	2,289,316
Total	$54,164,630	$35,779,329	$38,879,912

During the years ended December 31, 2004, 2003 and 2002, no one customer accounted for more than 10% of total net sales.

(7)                                  COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under non-cancelable operating leases are as follows:

Year ended December 31-
2005	$379,135
2006	114,988
2007	437,821
2008	419,750
2009	405,500
Thereafter	725,856
$2,483,050

Total rental expense included in operations was $529,209, $346,677 and $387,658 for the years ended December 31, 2004, 2003 and 2002, respectively.

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company’s insurance coverage and evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

(8)                                  DISCONTINUED OPERATIONS

On October 7, 2003, DMC completed the sale of its PMP division.  The sales price was $580,000 and was financed through the issuance of a promissory note payable that had been fully repaid as of December 31, 2004.  The sale included the inventory and property, plant and equipment of PMP.

On September 17, 2004, DMC completed the divestiture of its Spin Forge division under an agreement that involved subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party.  The division’s inventory was sold at carrying value to this third party who also assumed full responsibility for Spin Forge business activities and operating expenses.  With respect to the Spin Forge manufacturing equipment and tooling, DMC recorded an impairment loss of $1,015,000 ($619,000, net of tax) in its December 31, 2004 financial statements based upon the difference between the current carrying value of the equipment and its fair value, calculated as the present value of the future minimum equipment lease payments from the third party plus estimated liquidation proceeds at the end of the minimum lease term.  This impairment loss is included in the loss on sale of discontinued operations.  The Company holds a purchase option on the Spin Forge real estate that allows it to purchase the real estate for $2,880,000, a price that is below the real estate’s recently appraised value.  The value inherent in the real estate purchase option is believed to be significant but was not considered in the calculation of the reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.

During 2004 the Company determined that the accounting treatment of the Spin Forge real estate lease, which had been accounted for as an operating lease since the inception of the lease in March of 1998, should have been changed to capital lease accounting in 2003 due to an increase in the value of the underlying property which made the Company’s purchase option a bargain purchase option.  Accordingly, the Company has restated its December 31, 2003 Consolidated Balance Sheet to add a capital lease asset of $2,880,000 and an offsetting capital lease obligation of the same amount under assets of discontinued operations and liabilities of discontinued operations, respectively.  There was no impact on the Company’s historical Consolidated Statements of Operations.

Assets of discontinued operations, all related to Spin Forge, are comprised of the following as of December 31:

	2004	2003
Leased manufacturing equipment	1,012,248	2,186,250
Inventory	—	1,728,343
Capital lease asset - real estate	2,880,000	2,880,000
Total assets of discontinued operations	$3,892,248	$6,794,593

The Company is receiving rent of $23,081 per month on the leased manufacturing equipment through the end of the initial lease term, which expires in December 2006.  As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling $1,696,618 and the sale of this inventory is reflected in other receivables as of December 31, 2004.  This December 31, 2004 other receivables balance includes $943,226, which is classified as current, and $753,392, which is classified as long-term, based upon the payment schedule specified in the divestiture agreement.

Operating results of the discontinued operations (formerly included in the Aerospace Group) for the years ended December 31, 2004, 2003 and 2002 are summarized as follows:

	For the years ended December 31,
	2004	2003	2002
Net sales:
PMP division	$—	$1,532,716	$1,771,673
Spin Forge division	1,790,291	4,498,641	5,005,984
Total net sales	$1,790,291	$6,031,357	$6,777,657

Loss from operations of discontinued operations:
PMP division	$—	$(962,098)	$(1,170,629)
Spin Forge division	(1,283,537)	(1,142,195)	(1,185,962)
Total loss from operations of discontinued operations	(1,283,537)	(2,104,293)	(2,356,591)
Tax benefit:
PMP division	—	375,000	456,600
Spin Forge division	501,000	446,000	462,500
Total tax benefit	501,000	821,000	919,100
Loss from operations of discontinued operations, net of tax	$(782,537)	$(1,283,293)	$(1,437,491)

Loss on sale of discontinued operations:
PMP division	$—	$(1,164,309)	$—
Spin Forge division	(1,290,000)	—	—
Total loss on sale of discontinued operations	(1,290,000)	(1,164,309)	—

Tax benefit:
PMP division	—	454,000	—
Spin Forge division	503,000	—	—
Total tax benefit	503,000	454,000	—
Loss on sale of discontinued operations, net of tax	$(787,000)	$(710,309)	$—

ITEM 9.                                                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.                                            Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, with the exception of a change in internal controls over lease accounting as further discussed below. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed its evaluation.

The Company’s management, including the Company’s Chief Executive Officer and the Company’s Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

In connection with its divestiture of its Spin Forge division, the Company performed a thorough review all Spin Forge contracts, including the Spin Forge real estate lease and related option agreement.  As a result of this review, the Company determined that the accounting treatment of the Spin Forge real estate lease should have been changed to capital lease accounting in 2003 due to an increase in the estimated market value of the underlying property.  Consequently, the Company has restated its December 31, 2003 Consolidated Balance Sheet to add a capital lease asset of $2,880,000 and an offsetting capital lease obligation of the same amount under assets of discontinued operations and liabilities of discontinued operations, respectively.  There was no impact on the Company’s historical Consolidated Statements of Operations.  To address this control weakness, the company has instituted a policy of conducting annual reviews of all leases to determine if the initial decision to treat a lease as either an operating lease or a capital lease remains valid and to make changes to the initial accounting treatment when changes in facts and circumstances so warrant.  As a result of these actions, the Company believes the control weakness was remediated as of December 31, 2004.

ITEM 9B.                                            Other Information

None.

PART III

ITEM 10.                                              Directors and Executive Officers of the Registrant

The information required by this Item 10 will be set forth in our Proxy Statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”) under the captions “Proposal for Election of Directors,” “Principal Shareholders and Management Ownership” and “Section 16(a) Beneficial Ownership Reporting Compliance” and is incorporated herein by reference.

ITEM 11.                                              Executive Compensation

The information required by this Item 11 will be set forth in the 2005 Proxy Statement under the captions  “Management Compensation” and “Report on Executive Compensation” and is incorporated herein by reference.

ITEM 12.                                              Security Ownership of Certain Beneficial Owners, Management and Related Shareholders Matters

The information required by this Item 12 will be set forth in the 2005 Proxy Statement under the caption “Principal Shareholders and Management Ownership” and is incorporated herein by reference.

ITEM 13.                                              Certain Relationships and Related Transactions

The information required by this Item 13 will be set forth in the 2005 Proxy Statement under the caption  “Certain Transactions” and is incorporated herein by reference.

ITEM 14.                                              Principal Accountant Fees and Services

The information required by this Item 14 will be set forth in the 2005 Proxy Statement under the caption “Fees Billed to the Company by Ernst & Young LLP” and is incorporated herein by reference.

ITEM 15.                                              Exhibits and Financial Statement Schedules

(a)                                  Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b)                                 Financial Statement Schedules

See Schedule II beginning on page 64 of this Annual Report on Form 10-K.

(c)                                  Exhibits

Exhibit Number	Description

4.1	Shareholders Rights Plan, dated January 8, 1999 (incorporated by reference to the Company’s Registration Statement filed with the Commission on January 21, 1999).

10.1	Employment Agreement between Company and Richard Santa dated October 21, 1996 (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 30, 2000).

10.3	Employee Stock Purchase Plan, dated January 9, 1998 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission on April 22, 1998).

10.4	Operating Lease, dated as of March 18, 1998, between Company and Spin Forge, LLC (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 2, 1998).

10.5	Option Agreement, dated as of March 18, 1998, between Company and Spin Forge, LLC (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 2, 1998).

10.6

Loan Agreement between Company and Fayette County Industrial Development Authority, dated September 1, 1998 (incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 17, 1998).

10.7

Option and Right of First Offer Agreement, dated as of December 1, 1998, between the Company and JEA Property, LLC (incorporated by reference to the Company’s Form 8-K filed with the Commission on December 8, 1998).

10.8	Operating Lease, dated as of December 1, 1998, between the Company and JEA Property, LLC (incorporated by reference to the Company’s Form 8-K filed with the Commission on December 8, 1998).

10.9

Amended and Restated Employee Stock Option Plan approved by the Directors of the Company on March 26, 1999 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission on April 26, 1999).

10.10	Stock Purchase Agreement, dated January 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 31, 2000).

10.11

Agreement and Amendment to Operating Lease, dated as of February 1, 2000 between the Company and Spin Forge, LLC (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 30, 2000).

10.12

Letter Agreement, dated February 1, 2000 terminating a Loan Agreement between the Company and Spin Forge, LLC, which Loan Agreement was dated as of March 18, 1998 (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 30, 2000).

10.13

Second Amendment to Deferral and Waiver Agreement, dated as of March 27, 2000, between Company and Key Bank National Association (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 30, 2000).

10.14	Form of Directors and Officers Indemnification Agreement (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 30, 2000).

10.15

Stock Purchase Agreement, dated as of January 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission on May 9, 2000).

10.16

Amendment Number One to Stock Purchase Agreement, dated as of April 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 10-Q filed with the Commission on May 12, 2000).

10.17

Third Amendment to Deferral and Waiver Agreement, dated as of May 2, 2000, between the Company and Key bank National Association (incorporated by reference to the Company’s Form 10-Q filed with the Commission on May 12, 2000).

10.18	Registration Rights Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 22, 2000).

10.19

First Amendment to Rights Agreement, dated as of June 13, 2000, between the Company and Harris Trust & Savings Bank (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 22, 2000).

10.20	Credit Facility and Security Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 22, 2000).

10.21	Convertible Subordinated Note, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 22, 2000).

10.22

First Amendment to Reimbursement Agreement, dated as of June 14, 2000, between the Company and Keybank National Association (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 22, 2000).

10.23	Personal Services Agreement, dated as of June 16, 2000, between the Company and John G. Banker (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 22, 2000).

10.24	Stock Purchase Agreement, dated June 28, 2001, between DMC and Nobel Explosifs France (incorporated by reference to the Company’s Form 8-K filed with the Commission on July 16, 2001).

10.25	Term Loan Agreement, dated July 3, 2001, between DMC and SNPE, Inc. (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 26, 2002).

10.26	Stock Pledge Agreement, dated July 3, 2001, between DMC and SNPE, Inc. (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 26, 2002).

10.27

Credit and Security Agreement, dated December 4, 2001, between DMC and Wells Fargo Business Credit, Inc. (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 26, 2002).

10.28	Agreement, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.29

Transition Services Agreement, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.30

Equipment Lease Agreement, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.31	Sublease, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.32

Amendment Number 5 to Option Agreement, , dated as of September 17, 2004, between the Company and Spin Forge, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.33

Option Agreement, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.34	Employment Agreement, dated as of March 3, 2005, by and between the Company and Yvon Cariou

10.35	Employment Agreement, dated as of March 3, 2005, by and between the Company and John G. Banker

10.36	Employment Agreement, dated as of March 3, 2005, by and between the Company and Richard A. Santa

21.1	Subsidiaries of the Company

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Letter from DMC to the SEC regarding the Company’s Auditors (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 26, 2002).

(d)                                 Reports on Form 8-K

The Company filed a report on Form 8-K on September 23, 2004 to report under Items 1.01 (Entry into a Material Definitive Agreement), 2.01 (Completion of Acquisition or Disposition of Assets) and 9.01 (Financial Statements and Exhibits) that it had completed on September 17, 2004 the divestiture of its Spin Forge business.

The Company filed a report on Form 8-K on November 12, 2004 to report under Items 2.02 (Results of Operations and Financial Condition), 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and 9.01 (Financial Statements and Exhibits) (i) the Company’s financial results for the nine months ended September 30, 2004 and (ii) the resignation and election of a director.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION

March 22, 2005	By:	/s/ Richard A. Santa
Richard A. Santa
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yvon Pierre Cariou	President and Chief Executive Officer	March 22, 2005
Yvon Pierre Cariou	(Principal Executive Officer)

/s/ Richard A. Santa	Vice President and Chief Financial Officer	March 22, 2005
Richard A. Santa	(Principal Financial and Accounting Officer)

/s/ John G. Banker	Vice President, Marketing & Sales, Clad Metal Division	March 22, 2005
John G. Banker	(Executive Officer)

/s/ Michel Nicolas	Chairman and Director	March 22, 2005
Michel Nicolas

/s/ Dean K. Allen	Director	March 22, 2005
Dean K. Allen

/s/ Michel Rieusset	Director	March 22, 2005
Michel Rieusset

/s/ Francois Schwartz	Director	March 22, 2005
Francois Schwartz

/s/ Bernard Hueber	Director	March 22, 2005
Bernard Hueber

/s/ Gerard Munera	Director	March 22, 2005
Gerard Munera

/s/ George W. Morgenthaler	Director	March 22, 2005
George W. Morgenthaler

DYNAMIC MATERIALS CORPORATION

INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2004

Report of Independent Registered Public Accounting Firm
Schedule II (a)
Schedule II (b)
Schedule II (c)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the consolidated financial statements of Dynamic Materials Corporation and subsidiary as of December 31, 2004 and 2003 (restated), and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated February 18, 2005 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 18, 2005

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income	Accounts receivable written off	Other adjustments	Balance at end of period
Year ended -

December 31, 2002	$234,304	$133,688	$(122,923)	$10,700	$255,769

December 31, 2003	$255,769	$15,000	$(54,385)	$—	$216,384

December 31, 2004	$216,384	$85,000	$(21,568)	$—	$279,816

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

WARRANTY RESERVE

	Balance at beginning of period	Additions charged to income	Repairs allowed	Balance at end of period
Year ended -

December 31, 2002	$75,000	$96,840	$(21,840)	$150,000

December 31, 2003	$150,000	$28,403	$(28,403)	$150,000

December 31, 2004	$150,000	$29,500	$(39,454)	$140,046

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

INVENTORY RESERVE

	Balance at beginning of period	Additions charged to income	Inventory write-offs	Balance at end of period
Year ended -

December 31, 2002	$—	$75,000	$—	$75,000

December 31, 2003	$75,000	$52,561	$(70,525)	$57,036

December 31, 2004	$57,036	$170,000	$(57,036)	$170,000