Form 10-Q
period 2005-03-31
DYNAMIC MATERIALS CORP
filed 2005-05-06
CIK 34067

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
OR
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

        The number of shares of Common Stock outstanding was 5,467,313 as of April 30, 2005.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1—Financial Statements, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3—Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report, which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend" and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I—FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,523	$2,404
Accounts receivable, net of allowance for doubtful accounts of $317 and $280, respectively	12,539	13,936
Inventories	8,424	8,000
Prepaid expense and other	734	527
Current portion of other receivables	69	943
Current deferred tax assets	429	436

Total current assets	23,718	26,246
PROPERTY, PLANT AND EQUIPMENT	21,006	20,832
Less—Accumulated depreciation	(9,243)	(8,988)

Property, plant and equipment, net	11,763	11,844
GOODWILL, net of accumulated amortization of $234	847	847
OTHER ASSETS, net	144	171
OTHER RECEIVABLES	753	753
ASSETS OF DISCONTINUED OPERATIONS	3,946	3,892

TOTAL ASSETS	$41,171	$43,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,014	$6,041
Accrued expenses	3,419	3,287
Customer advances	560	1,232
Bank lines of credit	171	3,216
Related party debt	1,200	2,001
Current maturities on long-term debt	969	1,185

Total current liabilities	12,333	16,962
LONG-TERM DEBT	2,797	2,906
DEFERRED TAX LIABILITIES	695	729
OTHER LONG-TERM LIABILITIES	198	206
LIABILITIES OF DISCONTINUED OPERATIONS	2,880	2,880

Total liabilities	18,903	23,683

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 5,442,938 and 5,320,438 shares issued and outstanding, respectively	272	266
Additional paid-in capital	14,445	13,617
Retained earnings	6,535	4,887
Other cumulative comprehensive income	1,016	1,300

Total stockholders' equity	22,268	20,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$41,171	$43,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands, Except Per Share Data)

(unaudited)

	2005	2004
NET SALES	$17,510	$10,160
COST OF PRODUCTS SOLD	12,860	7,895

Gross profit	4,650	2,265

COSTS AND EXPENSES:
General and administrative expenses	809	727
Selling expenses	1,126	756

Total costs and expenses	1,935	1,483

INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	2,715	782
OTHER INCOME (EXPENSE):
Other income	5	5
Interest expense	(86)	(124)
Interest income	4	4

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	2,638	667
INCOME TAX PROVISION	990	261

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	1,648	406
LOSS FROM OPERATIONS OF DISCONTINUED OPERATIONS, NET OF TAX	—	(198)

NET INCOME	$1,648	$208

INCOME (LOSS) PER SHARE—BASIC:
Continuing operations	$0.31	$0.08
Discontinued operations	—	(0.04)

Net income	$0.31	$0.04

INCOME (LOSS) PER SHARE—DILUTED:
Continuing operations	$0.28	$0.08
Discontinued operations	—	(0.04)

Net income	$0.28	$0.04

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—
Basic	5,347,130	5,089,549

Diluted	5,930,550	5,366,934

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Amounts in Thousands)

(unaudited)

	Common Stock				Other Cumulative Comprehensive Income
			Additional Paid-In Capital	Retained Earnings			Comprehensive Income for the Period
	Shares	Amount				Total
Balances, December 31, 2004	5,320	$266	$13,617	$4,887	$1,300	$20,070
Shares issued for stock option exercises	123	6	614	—	—	620
Tax benefit related to stock options	—	—	214	—	—	214
Net income	—	—	—	1,648	—	1,648	1,648
Change in cumulative foreign currency translation adjustment	—	—	—	—	(284)	(284)	(284)

Balances, March 31, 2005	5,443	$272	$14,445	$6,535	$1,016	$22,268	$1,364

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$1,648	$406
Adjustments to reconcile income from continuing operations to net cash provided by operating activities—
Depreciation	362	339
Amortization	4	3
Provision for deferred income taxes	(14)	256
Tax benefit related to stock options	214	—
Change in—
Accounts receivable, net	852	(204)
Inventories	(283)	(657)
Prepaid expense and other	(218)	46
Accounts payable	145	1,227
Accrued expenses and other liabilities	(469)	(69)

Net cash flows provided by operating activities	2,241	1,347

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment received on other receivables	874	—
Acquisition of property, plant and equipment	(577)	(490)
Change in other non-current assets	91	6

Net cash flows provided by (used in) investing activities	388	(484)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in Thousands)

(unaudited)

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings/(repayments) on bank lines of credit, net	(3,041)	287
Repayments on related party lines of credit, net	(129)	(187)
Payment on SNPE, Inc. term loan	(667)	(333)
Payment on industrial development revenue bond	(240)	(225)
Change in other long-tem liabilities	4	(9)
Net proceeds from issuance of common stock	620	12
Bank overdraft	—	13

Net cash flows used in financing activities	(3,453)	(442)

EFFECTS OF EXCHANGE RATES ON CASH	(57)	(19)
CASH FLOWS USED IN DISCONTINUED OPERATIONS	—	(401)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(881)	1
CASH AND CASH EQUIVALENTS, beginning of the period	2,404	522

CASH AND CASH EQUIVALENTS, end of the period	$1,523	$523

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$115	$115

Income taxes	$310	$70

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.     BASIS OF PRESENTATION

        The information included in the Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.

2.     SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The Consolidated Financial Statements include the accounts of Dynamic Materials Corporation ("DMC", or the "Company") and each subsidiary in which it has a greater than a 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

  Stock Based Compensation

        The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations in accounting for its employee stock options including Statement of Financial Accounting Standard ("SFAS") No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure ("SFAS 148"). Under APB 25, because the exercise price of the Company's employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized. SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"), establishes an alternative method of expense recognition for stock-based compensation awards to employees that is based on fair values. The Company elected not to adopt SFAS 123 for expense recognition purposes.

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

	Three Months Ended March 31,
	2005	2004
Risk-free interest rate	3.6%	2.7%
Expected lives	4.0 years	4.0 years
Expected volatility	89.4%	80.7%
Expected dividend yield	0.0%	0.0%

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options. Expected volatility is computed using the Company's historic stock prices over the preceding four-year period. Because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

        The weighted average fair value of options granted for the three months ended March 31, 2005 and 2004 was $6.36 and $1.94, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro-forma net income and pro-forma net income per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands, except per share data)
Net income:
As reported	$1,648	$208
Expense calculated under SFAS 123	(81)	(54)

Pro forma	$1,567	$154

Basic net income per common share:
As reported	$0.31	$0.04

Pro forma	$0.29	$0.03

Diluted net income per common share:
As reported	$0.28	$0.04

Pro forma	$0.27	$0.03

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the Three Months Ended March 31, 2005
	Income	Shares	Per share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net income	$1,648	5,347,130	$0.31

Dilutive effect of options to purchase common stock	—	383,420
Dilutive effect of convertible subordinated note, net of tax	12	200,000

Dilutive earnings per share:
Net income	$1,660	5,930,550	$0.28

	For the Three Months Ended March 31, 2004
	Income	Shares	Per share Amount
	(Dollars in thousands, except per share data)
Basic earnings per share:
Net income	$208	5,089,549	$0.04

Dilutive effect of options to purchase common stock	—	77,385
Dilutive effect of convertible subordinated note, net of tax	12	200,000

Dilutive earnings per share:
Net income	$220	5,366,934	$0.04

  Recent Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. The Company must adopt SFAS 123R no later than January 1, 2006.

        The Company may adopt the requirements of SFAS 123R using either a modified prospective method or a modified retrospective method. The Company will adopt SFAS 123R in the first quarter of 2006 and is currently evaluating the effect that the adoption will have on its financial position and results of operations.

        In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. The Company does not believe the adoption of this standard in 2006 will have a significant impact on its results of operations.

3.     INVENTORY

        The components of inventory are as follows at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(unaudited)
	(Dollars in thousands)
Raw materials	$3,493	$3,619
Work-in-process	4,625	4,049
Supplies	306	332

	$8,424	$8,000

4.     DEBT

        Related party debt consists of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(unaudited)
	(Dollars in thousands)
SNPE S.A line of credit	$—	$134
SNPE convertible subordinated note	1,200	1,200
SNPE term loan	—	667

Related party debt (all current)	$1,200	$2,001

        Long-term debt consists of the following at March 31, 2005 and December 31, 2004:

	March 31, 2005	December 31, 2004
	(unaudited)
	(Dollars in thousands)
Term loan—French bank	$1,496	$1,581
Industrial development revenue bonds	2,270	2,510

	3,766	4,091
Less current maturities	(969)	(1,185)

Long-term debt	$2,797	$2,906

  Loan Covenants and Restrictions

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of March 31, 2005, we were in compliance with all financial covenants and other provisions of our debt agreements.

5.     BUSINESS SEGMENTS

        DMC is organized in the following two segments: the Explosive Metalworking Group and AMK Welding. The Explosive Metalworking Group uses explosives to perform metal cladding and shock synthesis. The most significant product of this segment is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the petrochemical, refining, hydrometallurgy, aluminum smelting, shipbuilding and other industries. AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines.

        The accounting policies of both segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 2005 and 2004 as follows:

	Explosive Metalworking Group	AMK Welding	Total
	(Dollars in thousands)
For the three months ended March 31, 2005:
Net sales	$16,967	$543	$17,510

Depreciation and amortization	$320	$46	$366

Income (loss) from operations of continuing operations	$2,830	$(115)	$2,715
Unallocated amounts:
Other income			5
Interest expense, net			(82)

Consolidated income before income taxes and discontinued operations			$2,638

	Explosive Metalworking Group	AMK Welding	Total
	(Dollars in thousands)
For the three months ended March 31, 2004:
Net sales	$9,660	$500	$10,160

Depreciation and amortization	$288	$54	$342

Income (loss) from operations of continuing operations	$835	$(53)	$782
Unallocated amounts:
Other income			5
Interest expense, net			(120)

Consolidated income before income taxes and discontinued operations			$667

        During the three months ended March 31, 2005 and 2004, sales to no one customer accounted for more than 10% of total net sales.

6.     COMPREHENSIVE INCOME

        DMC's comprehensive income for the three months ended March 31, 2005 and 2004 was as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net income for the period	$1,648	$208
Derivative valuation adjustment	—	(17)
Foreign currency translation adjustment	(284)	(100)

Comprehensive income	$1,364	$91

        As of March 31, 2005 other cumulative comprehensive income of $1,016 consists entirely of cumulative foreign currency translation adjustment.

7.     DISCONTINUED OPERATIONS

        On September 17, 2004, DMC completed the divestiture of its Spin Forge division under an agreement that involved subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party. The division's inventory was sold at carrying value to this third party who also assumed full responsibility for Spin Forge business activities and operating expenses. The Company holds a purchase option on the Spin Forge real estate that allows it to purchase the real estate for $2.9 million, a price that is below the real estate's recently appraised value. The value inherent in the real estate purchase option is believed to be significant but was not considered in the calculation of the reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.

        Assets of discontinued operations are comprised of the following:

	March 31, 2005	December 31, 2004
	(unaudited)
	(Dollars in thousands)
Leased manufacturing equipment	1,066	1,012
Capital lease asset—real estate	2,880	2,880

Total assets of discontinued operations	$3,946	$3,892

        The Company is receiving rent of $23 per month on the leased manufacturing equipment through the end of the initial lease term, which expires in December 2006. As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling approximately $1.7 million and the sale of this inventory is reflected in other receivables. As of March 31, 2005, the other receivables balance includes $69, which is classified as current, and $753, which is classified as long term, based upon the agreed upon payment schedule.

        Operating results of the discontinued operations for the three months ended March 31, 2005 and 2004 are summarized as follows:

	Three Months Ended March 31,
	2005	2004
	(Dollars in thousands)
Net sales	$—	$821

Loss from operations of discontinued operations	—	(325)
Tax benefit	—	127

Loss from operations of discontinued operations, net of tax	$—	$(198)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Executive Overview (dollars in thousands)

        DMC's consolidated sales for the quarter ended March 31, 2005 increased by 72% from those for the first quarter of 2004 and reflect the strong sales performance of our Explosive Metalworking Group. Year-to-year first quarter sales for our Explosive Metalworking Group increased by 76% and include sales increases of 80% and 68% by the Group's U.S. Clad Metal Division and Nobelclad Europe, respectively. Consolidated income from operations increased by $1,933, or 247%, to $2,715 in the first quarter of 2005 from $782 in the 2004 first quarter, reflecting a $1,995 improvement in Explosive Metalworking Group operating income that was partially offset by an increase in AMK Welding's first quarter operating loss from $53 in 2004 to $115 in 2005. Our first quarter consolidated net income increased to $1,648 in 2005 from $208 in 2004. In the 2004 first quarter, we reported a loss from the discontinued operations of $198 that reflected the first quarter after tax operating loss of our Spin Forge division, which was sold on September 17, 2004. After tax income from continuing operations increased to $1,648 in the first quarter of 2005 from $406 in the 2004 first quarter.

        Our Explosive Metalworking Group reported first quarter sales of $16,967 in 2005 versus sales of $9,660 in 2004 and an increase in operating income to $2,830 in the first quarter of 2005 from $835 in the first quarter of 2004. The Explosive Metalworking Group's backlog, which had increased from $11.7 million at December 31, 2003 to $27.5 million at December 31, 2004, increased further to $34.1 million as of March 31, 2005 due to record booking levels during the first three months of 2005 that included an order valued at more than $5.3 million for work related to a nickel hydrometallurgy project in New Caledonia. Shipments on this large order are expected to begin during this year's third quarter and most of the order is expected to ship by the end of 2005. With the exception of the large nickel hydrometallurgy project orders that we receive periodically, U.S. demand for our clad metal products is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities. In contrast to the U.S. market, demand for our clad products in Europe is more dependent on large projects, such as the building of new purified terephthalic acid ("PTA") plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum smelting industry. With a new record backlog as of March 31, 2005 and generally strong market conditions in most of the industries that we serve, the prospects for continued year-to-year sales and operating income growth in our core Explosive Metalworking business during the remainder of 2005 are encouraging.

        For the three months ended March 31, 2005, AMK Welding reported sales of $543 and an operating loss of $115 as compared to sales of $500 and an operating loss of $53, respectively, in the prior year first quarter. As previously reported, AMK Welding was expected to get off to a slow start in 2005 and its increased first quarter operating loss reflects higher manufacturing overhead expense levels as AMK prepares for a significant increase in business activity as a key customer begins production of a new ground-based power turbine. Prospects at AMK Welding for the remainder of 2005 and beyond appear to be quite good as the customer's new ground-based turbine goes into production and the demand for commercial aircraft engines, which has been depressed since 2001, continues to improve. AMK Welding sales in 2005 are expected to exceed those of 2002 when AMK Welding reported sales of approximately $3.3 million and operating income in excess of $1 million.

        DMC generated cash flow from operations of $2,241 during the first quarter of 2005. This operating cash flow was supplemented by the receipt of an $874 payment on an outstanding receivable relating to the 2004 Spin Forge divestiture and $620 in cash proceeds from stock option exercises during the first quarter of 2005, which enabled us to reduce term debt by $907 and line of credit borrowings by $3,170 during the first quarter of 2005. We also funded $577 of capital expenditures in the first quarter. With the expected improvement in full year 2005 sales and operating income as compared to that of 2004 and the stabilization of working capital levels, operating cash flow for the remainder of 2005 should be strong. A significant portion of the operating cash flow that we expect to generate during the remainder of 2005 will used to fund approximately $2.0 million of planned capital expenditures at our U.S. Clad Metal, Nobleclad and AMK Welding operations. With the reductions to term debt that have either already occurred or are scheduled to occur in 2005, outstanding obligations under various term debt agreements will be reduced to approximately $2.9 million by the end of 2005 from approximately $6.1 million as of December 31, 2004. Minimum annual principal payments on existing term debt will be less than $600 in 2006.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Net sales	$17,510	$10,160	$7,350	72.3%

The significant increase in consolidated net sales is attributable to the strong first quarter 2005 sales performance of our Explosive Metalworking Group ("the Group"). Sales by the Explosive Metalworking Group, which include explosion bonding of clad metal and shock synthesis of synthetic diamonds, increased by 75.6% to $16,967 in the first quarter of 2005 from $9,660 in the first quarter of 2004. The Explosive Metalworking Group sales increase reflects a 79.8% increase in U.S. clad sales and a 68.2% U.S. dollar sales increase at Nobleclad Europe. The substantial increase in quarter-to-quarter worldwide Explosive Metalworking Group sales is principally attributable to the improved economic condition of the industries that the Group serves as evidenced by an increase in the Group's backlog from $11.7 million at December 31, 2003 to $27.5 million as of December 31, 2004. This positive year-to-year sales trend is expected to continue through the remainder of 2005. Sales at AMK Welding increased by 8.6% to $543 in the first quarter of 2005 from $500 in the first quarter of 2004. This increase reflects slightly higher quarter-to-quarter revenues in 2005 from both aircraft engine work and ground-based turbine work. AMK sales are expected to further strengthen during the remainder of the year.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Gross profit	$4,650	$2,265	$2,385	105.3%
Percentage of net sales	26.6%	22.3%

The more than 100% increase in our consolidated gross profit follows the 72.3% increase in consolidated net sales discussed above. Our first quarter consolidated gross profit margin increased from 22.3% in 2004 to 26.6% in 2005 and reflects an increase in our Explosive Metalworking Group gross profit margin to 27.7% in the first quarter of 2005 from 23.3% in the first quarter of 2004. This increase reflects an increase in Nobelclad Europe's gross profit margin to 22.9% in 2005 from 11.2% in 2004 while the gross profit margin on U.S. Clad Metal Division sales remained steady at 30.1% in both the first quarter of 2005 and 2004. Nobelclad Europe's first quarter 2005 margin improvement reflects the sales increase discussed above and a more favorable absorption of fixed manufacturing overhead expenses. The gross profit margin for AMK Welding was a negative 7.9% for the quarter ended March 31, 2005 as compared to a gross profit margin of 2.2% in the first quarter of 2004. This unfavorable change is attributable to higher fixed manufacturing overhead expense levels in 2005 as AMK prepares to support welding service requirements relating to a customer's start-up of production on a new ground-based turbine.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
General & administrative expenses	$809	$727	$82	11.3%
Percentage of net sales	4.6%	7.2%

The $82 increase in first quarter 2005 general and administrative is principally attributable to a $68 increase in accrued incentive compensation expense and the impact of annual salary adjustments.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Selling expenses	$1,126	$756	$370	48.9%
Percentage of net sales	6.4%	7.4%

The $370 increase in first quarter 2005 selling expenses includes a $112 increase for our U.S. operations and a $258 increase for our European operations. Increased 2005 selling expenses for our U.S. operations reflect increased compensation expense of $82 relating to the addition of a sales specialist to the U.S. Clad Metal sales team in July 2004 and higher accrued bonus expense in 2005, as well as increased spending in 2005 on business travel and the development of a new website. Increased selling expenses at Nobelclad Europe include increases in outside sales commissions and the provision for doubtful accounts of $231 and $42, respectively, that were partially offset by net decreases in other spending categories. The large increase in outside sales commissions reflects higher than normal sales commissions on two Russian orders that shipped during the first quarter of 2005.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Income from operations	$2,715	$782	$1,933	247.2%

Our Explosive Metalworking Group reported income from operations of $2,830 in the first quarter of 2005 compared to $835 in the first quarter of 2004. This 239% operating income increase reflects a sales increase of $7,307, or 75.6%, and an increase in the Group's gross profit margin from 23.3% in 2004 to 27.7% in 2005. AMK Welding reported an operating loss of $115 in the first quarter of 2005 compared to an operating loss of $53 in the prior year first quarter. The increased operating loss at AMK Welding reflects a modest increase in first quarter 2005 sales that was more than offset by higher fixed manufacturing overhead expenses in 2005 as AMK prepares to support welding service requirements relating to a customer's start-up of production on a new ground-based turbine.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Interest expense, net	$82	$120	$(38)	(31.7)%

This decrease reflects a decrease in average outstanding borrowings during the first quarter of 2005 that was partially offset by a modest increase in interest rates.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Income tax provision	$990	$261	$729	279.3%
Percentage	37.5%	39.1%

For the quarter ended March 31, 2005, DMC recorded a consolidated income tax provision of $990 on income from continuing operations as compared to a consolidated income tax provision of $261 in the first quarter of 2004. The consolidated effective tax rate decreased slightly to 37.5% in 2005 from 39.1% in 2004. The 2005 and 2004 income tax provisions include $779 and $294, respectively, related to U.S. taxes which were provided at an effective tax rate of 39.0% in both years, with the remainder relating to foreign taxes (or tax benefits) associated with the operations of Nobelclad Europe and its Swedish subsidiary, Nitro Metall. The decrease in the consolidated effective tax rate reflects higher first quarter 2005 earnings by the European operations that were provided at French and Swedish statutory tax rates that are lower than the combined Federal and state effective tax rate applicable to our U.S. operations.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Income from continuing operations	$1,648	$406	$1,242	305.9%

The increase in income from continuing operations reflects the significant improvement in sales and operating income reported by our Explosive Metalworking Group in 2005 as discussed above.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Loss from discontinued operations	$—	$198	$(198)	(100.0)%

On September 17, 2004, we completed the divestiture of our Spin Forge division. In our consolidated financial statements for the year ended December 31, 2004, we reported the loss on the divestiture of Spin Forge as discontinued operations, net of related tax benefits. Accordingly, for the quarter ended March 31, 2004, we reported a loss from discontinued operations of $198 to present Spin Forge's first quarter 2004 operating loss of $325, less $127 in related tax benefits, as discontinued operations.

	Three Months Ended March 31,
				Percentage Change
	2005	2004	Change
	(Dollars in thousands)
Net income	$1,648	$208	$1,440	692.3%

The significant increase in net income is primarily attributable to the strong first quarter 2005 sales and operating income performance of our Explosive Metalworking Group as discussed above. Net income for the first quarter of 2004 includes income from continuing operations of $406 that was partially offset by a loss from discontinued operations of $198.

Liquidity and Capital Resources

        Historically, DMC has obtained its operational financing from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock. We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future. However, a significant portion of our sales is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering products on time and competing favorably on the basis of price. Risks associated with the availability of funds are minimized by borrowing from multiple lenders. The nature of DMC's business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial rations. As of March 31, 2005, the Company was in compliance with all financial covenants and other provisions of our debt agreements.

        The Company's principal cash flows related to debt obligations, operating lease obligations and purchase obligations have not materially changed since December 31, 2004.

Highlights from the Statement of Cash Flows for the Three Months Ended March 31, 2005 (dollars in thousands)

        Net cash flows provided by operating activities for the three months ended March 31, 2005 totaled $2,241. Significant sources of operating cash flow included income from continuing operations of $1,648, non-cash depreciation and amortization of $366 and a tax benefit related to stock options exercised during the quarter in the amount of $214. Net positive changes in working capital during the first quarter of 2005 totaled $27, reflecting the positive effects of a decrease in accounts receivable of $852 and an increase in accounts payable of $145 that were almost entirely offset by increases in inventory and prepaid expenses of $283 and $218, respectively, and a $469 decrease in accrued expenses and other liabilities.

        Net cash flows provided by investing activities totaled $388, consisting principally of an $874 payment received on a portion of the outstanding receivable relating to the Spin Forge divestiture that was partially offset by first quarter capital expenditures in the amount of $577.

        Net cash flows used in financing activities totaled $3,453. Significant uses of cash for financing activities included net repayments on bank lines of credit of $3,041, principal payments on the SNPE, Inc. term loan of $667, industrial development revenue bond principal payments of $240 and repayment on related party lines of credit of $129. Sources of cash flow from financing activities included $620 in net proceeds from the issuance of common stock relating to the exercise of stock options.

Highlights from the Statement of Cash Flows for the Three Months Ended March 31, 2004 (dollars in thousands)

        Net cash flows from operating activities for the three months ended March 31, 2004 totaled $1,347. Significant sources of operating cash flow included income from continuing operations of $406, depreciation and amortization of $342, deferred tax expense of $256 and $343 of positive net changes in various components of working capital. Net positive changes in working capital included an increase in accounts payable of $1,227. This positive change in working capital was partially offset by an increase in accounts receivables and inventories of $204 and $657, respectively.

        Cash used in investing activities totaled $484 and was comprised primarily of capital expenditures in the amount of $490.

        Net cash flows used in financing activities for the three months ended March 31, 2004 totaled $442. Significant uses of cash for financing activities included principal payments on industrial development revenue bonds in the amount of $225, principal payments on the SNPE, Inc. term loan of $333 and net repayments on related party lines of credit of $187. These debt repayments were partially offset by net borrowings of $287 on bank lines of credit.

        Cash flows used in discontinued operations totaled $401 and were the result of the operating losses of Spin Forge as well as negative changes in working capital for that division.

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

        Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through the end of 2005. In making this assessment, we have considered:

  •
  presently scheduled debt service requirements during the remainder of 2005, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credits;

  •
  the anticipated level of capital expenditures during the remainder of 2005; and

  •
  our expectation of realizing positive cash flow from operations during the remainder of 2005.

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

Critical Accounting Policies

        In response to the SEC's Release No. 33-8040, Cautionary Advice Regarding Disclosure About Critical Accounting Policies, we identified the most critical accounting principles upon which our financial status depends. We determined the critical principles by considering accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, asset impairments, goodwill, impact of foreign currency exchange rate risks and income taxes.

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

        Goodwill.    Goodwill is tested for impairment at least annually on reporting units one level below the segment level and any impairment is based on the reporting unit's estimated fair value. Fair value can be determined based on discounted cash flows, comparable sales or valuations of similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. The Company's policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises earlier.

        The entire amount of goodwill, which had a carrying value of $847 on the Consolidated Balance Sheet as of March 31, 2005, relates to the Company's U.S. Clad Metal Products division. Based on the analysis performed in the fourth quarter of 2004, no impairment was recorded to the carrying value of goodwill.

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

        Income Taxes.    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement base and the tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company believes that deferred tax assets will more likely than not be recovered from future projected taxable income and as such no allowance has been recorded on the deferred tax assets in the Consolidated Balance Sheet as of March 31, 2005.

Significant Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. The Company must adopt SFAS 123R no later than January 1, 2006.

        The Company may adopt the requirements of SFAS 123R using either a modified prospective method or a modified retrospective method. The Company will adopt SFAS 123R in the first quarter of 2006 and is currently evaluating the effect that the adoption will have on its financial position and results of operations.

        In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. The Company does not believe the adoption of this standard in 2006 will have a significant impact on its results of operations.

ITEM 3. Quantitative and Qualitative Disclosure about Market Risk

        There have been no events that materially affect our quantitative and qualitative disclosure about market risk as reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4. Controls and Procedures

        The Company maintains disclosure controls and procedures that are designated to ensure that information required to be disclosed in the Company's Exchange Act reports is accurately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        As of March 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

        The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, does not expect that the Company's disclosure controls or its internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Accordingly, the Company's disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

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

DYNAMIC MATERIALS CORPORATION (Registrant)
Date: May 6, 2005	/s/ RICHARD A. SANTA Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)