Form 10-Q
period 2005-06-30
DYNAMIC MATERIALS CORP
filed 2005-08-05
CIK 34067

Use these links to rapidly review the document
INDEX

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
OR
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

        The number of shares of Common Stock outstanding was 5,779,862 as of July 31, 2005.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

        This quarterly report on Form 10-Q contains "forward-looking statements" within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1- Financial Statements, Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations and Item 3—Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as "may", "believe", "plan", "will", "anticipate", "estimate", "expect", "intend" and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of the Company with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I—FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,824	$2,404
Accounts receivable, net of allowance for doubtful accounts of $337 and $280, respectively	13,485	13,936
Inventories	10,789	8,000
Prepaid expense and other	2,107	527
Current portion of other receivables	69	943
Current deferred tax assets	444	436

Total current assets	28,718	26,246
PROPERTY, PLANT AND EQUIPMENT	21,448	20,832
Less—Accumulated depreciation	(9,448)	(8,988)

Property, plant and equipment, net	12,000	11,844
GOODWILL, net of accumulated amortization of $234	847	847
OTHER ASSETS, net	125	171
OTHER RECEIVABLES	753	753
ASSETS OF DISCONTINUED OPERATIONS	3,877	3,892

TOTAL ASSETS	$46,320	$43,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30, 2005	December 31, 2004
	(unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,517	$6,041
Accrued expenses	3,494	3,287
Dividend payable	1,155	—
Customer advances	268	1,232
Bank lines of credit	7	3,216
Related party debt	361	2,001
Current maturities on long-term debt	740	1,185

Total current liabilities	13,542	16,962
LONG-TERM DEBT	2,329	2,906
DEFERRED TAX LIABILITIES	694	729
OTHER LONG-TERM LIABILITIES	212	206
LIABILITIES OF DISCONTINUED OPERATIONS	2,880	2,880

Total liabilities	19,657	23,683

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 5,779,862 and 5,320,438 shares issued and outstanding, respectively	289	266
Additional paid-in capital	18,269	13,617
Retained earnings	7,495	4,887
Other cumulative comprehensive income	610	1,300

Total stockholders' equity	26,663	20,070

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$46,320	$43,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands, Except Per Share Data)

(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
NET SALES	$18,376	$11,985	$35,886	$22,145
COST OF PRODUCTS SOLD	13,161	9,148	26,020	17,043

Gross profit	5,215	2,837	9,866	5,102

COSTS AND EXPENSES:
General and administrative expenses	898	846	1,707	1,573
Selling expenses	870	941	1,995	1,697

Total costs and expenses	1,768	1,787	3,702	3,270

INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	3,447	1,050	6,164	1,832
OTHER INCOME (EXPENSE):
Other income	13	2	16	7
Interest expense	(82)	(111)	(168)	(234)
Interest income	16	7	20	12

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	3,394	948	6,032	1,617
INCOME TAX PROVISION	1,279	385	2,269	645

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	2,115	563	3,763	972
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations, net of tax	—	(451)	—	(650)
Loss on sale of discontinued operations, net of tax	—	(619)	—	(619)

Loss from discontinued operations	—	(1,070)	—	(1,269)

NET INCOME (LOSS)	$2,115	$(507)	$3,763	$(297)

INCOME (LOSS) PER SHARE—BASIC:
Continuing operations	$0.38	$0.11	$0.69	$0.19
Discontinued operations	—	(0.21)	—	(0.25)

Net income (loss)	$0.38	$(0.10)	$0.69	$(0.06)

INCOME (LOSS) PER SHARE—DILUTED:
Continuing operations	$0.35	$0.11	$0.63	$0.19
Discontinued operations	—	(0.20)	—	(0.24)

Net income (loss)	$0.35	$(0.09)	$0.63	$(0.05)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—
Basic	5,535,466	5,106,912	5,441,818	5,098,231

Diluted	6,026,669	5,392,276	5,979,348	5,380,286

DIVIDENDS DECLARED PER COMMON SHARE	$0.20	$—	$0.20	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2005

(Amounts in Thousands)

(unaudited)

	Common Stock				Other Cumulative Comprehensive Income
			Additional Paid-In Capital	Retained Earnings			Comprehensive Income for the Period
	Shares	Amount				Total
Balances, December 31, 2004	5,320	$266	$13,617	$4,887	$1,300	$20,070
Shares issued for stock option exercises	255	13	1,123	—	—	1,136
Shares issued in connection with the employee stock purchase plan	5	—	45	—	—	45
Dividends declared	—	—	—	(1,155)	—	(1,155)
Conversion of subordinated note	200	10	1,190	—	—	1,200
Tax benefit related to exercise of stock options	—	—	2,294	—	—	2,294
Net income	—	—	—	3,763	—	3,763	3,763
Change in cumulative foreign currency translation adjustment	—	—	—	—	(690)	(690)	(690)

Balances, June 30, 2005	5,780	$289	$18,269	$7,495	$610	$26,663	$3,073

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$3,763	$972
Adjustments to reconcile income from continuing operations to net cash provided by operating activities—
Depreciation	710	677
Amortization	7	6
Amortization of capitalized debt issuance costs	26	41
Provision for deferred income taxes	(10)	627
Tax benefit related to exercise of stock options	2,294	—
Change in—
Accounts receivable, net	(415)	(1,838)
Inventories	(3,376)	(703)
Prepaid expense and other	(1,620)	381
Accounts payable	1,978	2,509
Accrued expenses and other liabilities	(198)	445

Net cash flows provided by operating activities	3,159	3,117

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment received on other receivables	874	53
Acquisition of property, plant and equipment	(1,376)	(630)
Change in other non-current assets	148	(16)

Net cash flows used in investing activities	(354)	(593)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

(Dollars in Thousands)

(unaudited)

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings / (repayments) on bank lines of credit, net	(3,208)	90
Borrowings on related party lines of credit, net	259	—
Payment on SNPE, Inc. term loan	(667)	(667)
Payment on industrial development revenue bond	(490)	(455)
Payment on term loan with French bank	(373)	(356)
Change in other long-tem liabilities	32	(4)
Net proceeds from issuance of common stock to employees and directors	1,181	63
Repayment of bank overdraft	—	(178)

Net cash flows used in financing activities	(3,266)	(1,507)

EFFECTS OF EXCHANGE RATES ON CASH	(119)	(7)
CASH FLOWS USED IN DISCONTINUED OPERATIONS	—	(842)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(580)	168
CASH AND CASH EQUIVALENTS, beginning of the period	2,404	522

CASH AND CASH EQUIVALENTS, end of the period	$1,824	$690

NON-CASH FINANCING ACTIVITY:
Conversion of SNPE convertible subordinated note into common stock	$1,200	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Per Share Data)

(unaudited)

1.     BASIS OF PRESENTATION

        The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company's Annual Report filed on Form 10-K for the year ended December 31, 2004.

2.     SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The Condensed Consolidated Financial Statements include the accounts of Dynamic Materials Corporation ("DMC", or the "Company") and each subsidiary in which it has a greater than a 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

  Revenue Recognition

        Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed. Any non-conformance issues are resolved before the product is shipped and billed. Revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collection is reasonably assured. For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we currently provide for such anticipated loss.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Risk-free interest rate	3.7%	3.6%	3.7%	3.2%
Expected lives	4.0 years	4.0 years	4.0 years	4.0 years
Expected volatility	92.2%	74.4%	91.1%	77.6%
Expected dividend yield	0.5%	0.0%	0.5%	0.0%

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

        The weighted average fair value of options granted for the three months ended June 30, 2005 and 2004 was $28.99 and $2.05, respectively. For the six months ended June 30, 2005 and 2004, the weighted average fair value of options granted was $12.85 and $1.99, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options'

vesting periods. The Company's pro-forma net income and pro-forma net income per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$2,115	$(507)	$3,763	$(297)
Expense calculated under SFAS 123	(179)	(56)	(260)	(110)

Pro forma	$1,936	$(563)	$3,503	$(407)

Basic net income (loss) per common share:
As reported	$0.38	$(0.10)	$0.69	$(0.06)

Pro forma	$0.35	$(0.11)	$0.64	$(0.08)

Diluted net income (loss) per common share:
As reported	$0.35	$(0.09)	$0.63	$(0.05)

Pro forma	$0.32	$(0.10)	$0.59	$(0.07)

        The pro forma net income calculation above reflects $24 and $10 in compensation expense associated with the Employee Stock Purchase Plan for the three and six months ended June 30, 2005 and 2004, respectively.

  Earnings Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended June 30, 2005
	Income	Shares	Per share Amount
Basic earnings per share:
Net income	$2,115	5,535,466	$0.38

Dilutive effect of options to purchase common stock	—	339,555
Dilutive effect of convertible subordinated note, net of tax	10	151,648

Dilutive earnings per share:
Net income	$2,125	6,026,669	$0.35

	For the three months ended June 30, 2004
	Income	Shares	Per share Amount
Basic earnings per share:
Net loss	$(507)	5,106,912	$(0.10)

Dilutive effect of options to purchase common stock	—	85,364
Dilutive effect of convertible subordinated note, net of tax	12	200,000

Dilutive earnings per share:
Net loss	$(495)	5,392,276	$(0.09)

	For the six months ended June 30, 2005
	Income	Shares	Per share Amount
Basic earnings per share:
Net income	$3,763	5,441,818	$0.69

Dilutive effect of options to purchase common stock	—	361,839
Dilutive effect of convertible subordinated note, net of tax	23	175,691

Dilutive earnings per share:
Net income	$3,786	5,979,348	$0.63

	For the six months ended June 30, 2004
	Income	Shares	Per share Amount
Basic earnings per share:
Net loss	$(297)	5,098,231	$(0.06)

Dilutive effect of options to purchase common stock	—	82,055
Dilutive effect of convertible subordinated note, net of tax	25	200,000

Dilutive earnings per share:
Net loss	$(272)	5,380,286	$(0.05)

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

        The Company may adopt the requirements of SFAS 123R using either a modified prospective method or a modified retrospective method. The Company will adopt SFAS 123R by the first quarter of 2006 and is currently evaluating the effect that the adoption will have on its financial position and results of operations.

        In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. The Company does not believe the adoption of this standard on January 1, 2006 will have a significant impact on its results of operations.

3.     INVENTORY

        The components of inventory are as follows at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$5,793	$3,619
Work-in-process	4,720	4,049
Supplies	276	332

	$10,789	$8,000

4.     DEBT

        Related party debt consists of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(unaudited)
SNPE S.A line of credit	$361	$134
SNPE convertible subordinated note	—	1,200
SNPE term loan	—	667

Related party debt (all current)	$361	$2,001

        Long-term debt consists of the following at June 30, 2005 and December 31, 2004:

	June 30, 2005	December 31, 2004
	(unaudited)
Term loan—French bank	$1,049	$1,581
Industrial development revenue bonds	2,020	2,510

	3,069	4,091
Less current maturities	(740)	(1,185)

Long-term debt	$2,329	$2,906

  Conversion of SNPE Convertible Subordinated Note

        On June 8, 2005, SNPE, Inc. exercised its conversion rights on the Convertible Subordinated Note. In accordance with the provisions of the note, the $1,200 note was converted into 200,000 shares of common stock of the Company at a conversion rate of $6 per share.

  Loan Covenants and Restrictions

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of June 30, 2005, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

        The accounting policies of both segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and six months ended June 30, 2005 and 2004 as follows:

For the three months ended June 30, 2005:	Explosive Metalworking Group	AMK Welding	Total
Net sales	$17,247	$1,129	$18,376

Depreciation and amortization	$307	$44	$351

Income from operations of continuing operations	$3,104	$343	$3,447
Unallocated amounts:
Other income			13
Interest expense, net			(66)

Consolidated income before income taxes and discontinued operations			$3,394

For the three months ended June 30, 2004:	Explosive Metalworking Group	AMK Welding	Total
Net sales	$11,426	$559	$11,985

Depreciation and amortization	$287	$54	$341

Income from operations of continuing operations	$1,031	$19	$1,050
Unallocated amounts:
Other income			2
Interest expense, net			(104)

Consolidated income before income taxes and discontinued operations			$948

For the six months ended June 30, 2005:	Explosive Metalworking Group	AMK Welding	Total
Net sales	$34,214	$1,672	$35,886

Depreciation and amortization	$627	$90	$717

Income from operations of continuing operations	$5,937	$227	$6,164
Unallocated amounts:
Other income			16
Interest expense, net			(148)

Consolidated income before income taxes and discontinued operations			$6,032

For the six months ended June 30, 2004:	Explosive Metalworking Group	AMK Welding	Total
Net sales	$21,086	$1,059	$22,145

Depreciation and amortization	$575	$108	$683

Income (loss) from operations of continuing operations	$1,866	$(34)	$1,832
Unallocated amounts:
Other income			7
Interest expense, net			(222)

Consolidated income before income taxes and discontinued operations			$1,617

        During the three and six months ended June 30, 2005 and 2004, sales to no one customer accounted for more than 10% of total net sales.

6.     COMPREHENSIVE INCOME

        DMC's comprehensive income for the three and six months ended June 30, 2005 and 2004 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) for the period	$2,115	$(507)	$3,763	$(297)
Derivative valuation adjustment	—	60	—	43
Foreign currency translation adjustment	(406)	(38)	(690)	(140)

Comprehensive income (loss)	$1,709	$(485)	$3,073	$(394)

        As of June 30, 2005 other cumulative comprehensive income of $610 consists entirely of cumulative foreign currency translation adjustment.

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

        Assets of discontinued operations are comprised of the following:

	June 30, 2005	December 31, 2004
	(unaudited)
Leased manufacturing equipment	997	1,012
Capital lease asset—real estate	2,880	2,880

Total assets of discontinued operations	$3,877	$3,892

        The Company is receiving rent of $23 per month on the leased manufacturing equipment through the end of the initial lease term, which expires in December 2006. As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling approximately $1.7 million and the sale of this inventory was reflected in other receivables. As of June 30, 2005, the other receivables balance includes $69, which is classified as current, and $753, which is classified as long term, based upon the agreed upon payment schedule.

        Operating results of the discontinued operations for the three and six months ended June 30, 2005 and 2004 are summarized as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$—	$148	$—	$969

Loss from operations of discontinued operations	—	(740)	—	(1,065)
Tax benefit	—	289	—	415

Loss from operations of discontinued operations, net of tax	$—	$(451)	$—	$(650)

Loss on sale of discontinued operations	—	(1,015)	—	(1,015)
Tax benefit	—	396	—	396

Loss on sale of discontinued operations, net of tax	$—	$(619)	$—	$(619)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)

Executive Overview

        The business of DMC is organized into two segments: the Explosive Metalworking Group and AMK Welding ("AMK"). The business of the Explosive Metalworking Group has been good, and, based on its current backlog, should continue to be good for the foreseeable future. In addition, while AMK incurred a loss in the first quarter of 2005, business volume improvements that were expected have now taken place, and AMK's prospects look good. DMC's consolidated sales for the six months ended June 30, 2005 increased by 62% from those for the first six months of 2004 including sales increases of 75% and 41% by the U.S. Clad Metal Division and Nobelclad Europe, respectively. Consolidated income from operations increased by $4,332, or 237%, to $6,164 for the six months ended June 30, 2005 from $1,832 for the comparable period of 2004, reflecting a $4,071 improvement in Explosive Metalworking Group's operating income and a $261 improvement in AMK's operating results. Our year-to-date consolidated net income increased to $3,763 in 2005 from a net loss of $297 in 2004. The 2004 net loss included a loss from discontinued operations of $1,269 relating to the divestiture of our Spin Forge division that was completed on September 17, 2004. Income from continuing operations before discontinued operations increased to $3,763 for the first six months of 2005 from $972 for the comparable 2004 period.

        Our Explosive Metalworking Group reported sales of $34,214 for the six months ended June 30, 2005 versus comparable 2004 sales of $21,086 and an increase in operating income to $5,937 in 2005 from $1,866 in 2004. The Explosive Metalworking Group's backlog, which had increased from $11.7 million at December 31, 2003 to $27.5 million at December 31, 2004, increased further to $33.2 million as of June 30, 2005 (a slight decrease from the backlog of $34.1 million as of March 31, 2005) and reflects record booking levels during the first six months of 2005, including a March order valued at more than $5.3 million for work related to a nickel hydrometallurgy project in New Caledonia. Shipments on this large order are expected to begin during this year's third quarter and most of the order is expected to ship by the end of 2005. Subsequent to the end of the second quarter, Nobelclad Europe booked a $6.0 million order that increased the Explosive Metalworking Group's backlog to a record level. The order, which relates to a petrochemical project in Kuwait, will be manufactured at our facilities in France and the U.S. and will ship during the fourth quarter of 2005 and first quarter of 2006. With the exception of the large nickel hydrometallurgy project orders that we receive periodically, U.S. demand for our clad metal products is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities. In contrast to the U.S. market, demand for our clad products in Europe is more dependent on large projects, such as the building of new purified terephthalic acid ("PTA") plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum smelting industry. With a strong backlog as of June 30, 2005, as supplemented by the $6.2 million order that we received in July, and generally favorable market conditions in most of the industries that we serve, the prospects for continued year-to-year sales and operating income growth in our core Explosive Metalworking business during the remainder of 2005 are good.

        For the six months ended June 30, 2005, AMK reported sales of $1,672 as compared to sales of $1,059 in the first half of 2004. As a result of this 58% sales increase, AMK reported year-to-date operating income of $227 in 2005, which reflects second quarter operating income of $343 following a first quarter operating loss of $116, compared to an operating loss of $34 for the first six months of 2004. AMK was expected to get off to a slow start in 2005 as it prepared itself for a significant increase in business activity relating to the start-up of production for a key customer on a new ground-based power turbine that commenced during the second quarter. Prospects at AMK for the remainder of 2005 and beyond appear to be quite good as AMK's production volume relating to the new ground-

based turbine program increases and the demand for commercial aircraft engines, which has been depressed since 2001, continues to improve.

        DMC generated cash flow from operations of $3,159 during the first six months of 2005. This operating cash flow was supplemented by the receipt of an $874 payment on an outstanding receivable relating to the 2004 Spin Forge divestiture and $1,181 in cash proceeds from stock option exercises and employee stock plan purchases, which enabled us to reduce term debt (excluding the conversion of the $1.2 million convertible subordinated note discussed below) by $1,689 and line of credit borrowings by $2,982 during the first half of 2005. We also funded $1,376 of capital expenditures during the first six months of 2005. Debt levels were further reduced during the second quarter of 2005 as a result of the conversion of a $1.2 million convertible subordinated note held by Groupe SNPE into 200,000 shares of the Company's common stock. With the expected improvement in full year 2005 sales and operating income as compared to that reported in 2004 and the stabilization of working capital levels, operating cash flow for the remainder of 2005 should be strong. After the reductions to term debt that have either already occurred or are scheduled to occur in 2005, outstanding obligations under various term debt agreements will be reduced to approximately $2.9 million by the end of 2005 from approximately $6.1 million as of December 31, 2004. Minimum annual principal payments on existing term debt will be less than $600 in 2006.

Three and Six Months Ended June 30, 2005 Compared to Three and Six Months Ended June 30, 2004

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Net sales	$18,376	$11,985	$6,391	53.3%
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Net sales	$35,886	$22,145	$13,741	62.1%

        The significant increases in consolidated net sales for the three and six-month periods ended June 30, 2005 as compared to the comparable periods of 2004 reflects the strong sales performance of our Explosive Metalworking Group. Sales by the Explosive Metalworking Group, which include explosion welding of clad metal and shock synthesis of synthetic diamonds, increased by 50.9% to $17,247 in the second quarter of 2005 from $11,426 in the second quarter of 2004. The Explosive Metalworking Group second quarter sales increase reflects a 70.2% increase in U.S. clad sales and an 18.9% U.S. dollar increase in sales by Nobleclad Europe. For the six-month period, the Explosive Metalworking Group's sales increased by 62.3% to $34,214 in 2005 from $21,086 in 2004. The year-to-date increase in Explosive Metalworking Group's sales reflects a 74.7% increase in U.S. clad sales and a 40.9% U.S. dollar sales increase at Nobleclad Europe. The substantial increases in second quarter and year-to-date Explosive Metalworking Group sales is principally attributable to the improved economic condition of the industries that the Explosive Metalworking Group serves as evidenced by an increase in the Explosive Metalworking Group's backlog from $11.7 million at December 31, 2003 to $27.5 million as of December 31, 2004 and $34.1 million as of March 31, 2005. The positive year-to-year sales trend is expected to continue through the remainder of 2005. Second quarter sales at AMK increased by 102% to $1,129 in 2005 from $559 in 2004. For the six months ended June 30, AMK's sales increased by 57.9% to $1,672 in 2005 from $1,059 in 2004. The significant increases in second quarter and year-to-date sales at AMK reflect the start-up of production by a key customer on a new ground-based power turbine during the second quarter of 2005. AMK's sales are expected to further strengthen during the remainder of the year as AMK increases production levels relating to the new ground-based turbine program.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Gross profit	$5,215	$2,837	$2,378	83.8%
Percentage of net sales	28.4%	23.7%
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Gross profit	$9,866	$5,102	$4,764	93.4%
Percentage of net sales	27.5%	23.0%

        The 83.8% increase in our second quarter consolidated gross profit follows the 53.3% increase in consolidated net sales discussed above. Our second quarter consolidated gross profit margin increased to 28.4% in 2005 from 23.7% in 2004 and reflects an increase in our Explosive Metalworking Group's gross profit margin to 27.8% in 2005 from 24.0% in 2004 and an increase in AMK's gross margin to 37.6% in 2005 from 16.3% in 2004. The Explosive Metalworking Group's gross margin improvement includes an increase in the U.S. Clad Metal gross margin to 29.6% in 2005 from 26.2% in 2004 and an increase in Nobelclad Europe's gross profit margin to 23.4% in 2005 from 20.5% in 2004. For both the U.S. and European cladding operations and for AMK, the second quarter 2005 gross margin improvement relates primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses.

        The 93.4% increase in our consolidated gross profit for the six-month period ended June 30 follows the 62.1% increase in consolidated net sales discussed above and reflects an increase in our Explosive Metalworking Group's gross profit margin to 27.7% in 2005 from 23.7% in 2004 and an increase in AMK's gross margin to 22.8% in 2005 from 9.6% in 2004. The Explosive Metalworking Group gross margin improvement includes an increase in the U.S. Clad Metal gross margin to 29.9% in 2005 from 28.0% in 2004 and an increase in Nobelclad Europe's gross profit margin to 23.1% in 2005 from 16.3% in 2004. As was the case for the second quarter, the 2005 gross margin improvement relates primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses. AMK reported a gross margin of 22.8% for the six months ended June 30, 2005 as compared to a gross margin of 9.6% for the six months ended June 30, 2004. The lower year-to-date gross margin is attributable to the low level of first quarter production and sales, which resulted in AMK reporting a negative gross margin of 7.9% in the first quarter of 2005.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
General & administrative expenses	$898	$846	$52	6.1%
Percentage of net sales	4.9%	7.1%
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
General & administrative expenses	$1,707	$1,573	$134	8.5%
Percentage of net sales	4.8%	7.1%

        The $52 increase in second quarter 2005 general and administrative expenses reflects a $181 increase in spending by our U.S. operations offset by a $129 decrease in our European general and administrative expenses. Increased spending by our U.S. operations, which currently absorbs all corporate headquarters expenses, reflects an aggregate increase of $96 in audit, tax consulting and investor relations expenses, a $67 increase in accrued incentive compensation expense, and the impact of annual salary adjustments. The $134 increase in 2005 general and administrative expenses for the six-month period reflects a $275 increase in spending by our U.S. operations offset by a $141 decrease in European general and administrative expenses. Increased U.S. spending includes the effects of an aggregate increase of $120 in audit, tax consulting and investor relations expenses, a $135 increase in accrued incentive compensation expense, and the impact of annual salary adjustments. The 2005 increases in audit, tax consulting and investor relations expenses relates principally to Sarbanes-Oxley compliance, various tax planning initiatives and increased investor relations activities. The decreases in European expenses for the three and six-month periods of 2005 relate primarily to the 2004 salary, payroll taxes and benefits paid to, and a one-time provision recorded in the second quarter of 2004 for termination payments payable to, the former managing director of our Swedish operation whose employment was terminated during the second quarter of 2004. All expenses associated with this former managing director were split evenly between general and administrative expenses and selling expenses.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Selling expenses	$870	$941	$(71)	(7.5%)
Percentage of net sales	4.7%	7.9%
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Selling expenses	$1,995	$1,697	$298	17.6%
Percentage of net sales	5.6%	7.7%

        The $71 decrease in second quarter 2005 selling expenses reflects a $117 decrease in European selling expenses that was partially offset by a $46 increase in selling expenses for our U.S. operations. The second quarter 2005 decrease in European selling expenses relates principally to the second quarter 2004 termination of the former Swedish managing director as discussed above and lower outside sales commissions in 2005. Increased second quarter selling expenses for our U.S. operations reflect increased compensation expense of $43 offset by net decreases in other spending categories. The $298 increase in 2005 selling expenses for the six month-period includes a $158 increase for our U.S. operations and a $140 increase for our European operations. The increase in selling expenses for our U.S. operations for the six-month period reflects increased compensation expense of $125 relating to additional personnel, higher accrued bonus expense in 2005 and annual salary adjustments, as well as increased spending in 2005 on the development of a new website and business travel. Increased European selling expenses for the six months ended June 30, 2005 reflects an increase in outside sales commissions due to the increase in sales.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Income from operations	$3,447	$1,050	$2,397	228.3%
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Income from operations	$6,164	$1,832	$4,332	236.5%

        Our Explosive Metalworking Group reported income from operations of $3,104 in the second quarter of 2005 compared to $1,031 in the second quarter of 2004. This 201% operating income increase reflects a sales increase of $5,821, or 50.9%, and an increase in the Explosive Metalworking Group's gross profit margin from 24.0% in 2004 to 27.8% in 2005. AMK reported operating income of $343 in the second quarter of 2005 compared to $19 in the prior year second quarter. The substantial increase in AMK's operating income reflects a sales increase of $570, or 102%, and an increase in the gross margin rate from 16.3% in 2004 to 37.6% in 2005.

        For the six-month period, our Explosive Metalworking Group reported income from operations of $5,937 in 2005 compared to $1,866 in 2004. This 218% operating income increase reflects a sales increase of $13,128, or 62.3%, and an increase in the Group's gross profit margin from 23.7% in 2004 to 27.7% in 2005. AMK reported operating income of $227 for the six months ended June 30, 2005 as compared to an operating loss of $34 for the same period of 2004. This improved operating performance reflects a sales increase of $613, or 57.9%, and an increase in the gross margin from 9.6% in 2004 to 22.8% in 2005.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Interest expense, net	$66	$104	$(38)	(36.5)%
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Interest expense, net	$148	$222	$(74)	(33.3)%

        The decreases in net interest expense for both the three and six-month periods reflect decreases in average outstanding borrowings during the 2005 periods that were partially offset by modest increases in interest rates.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Income tax provision	$1,279	$385	$894	232.2%
Percentage	37.7%	40.6%
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Income tax provision	$2,269	$645	$1,624	251.8%
Percentage	37.6%	39.9%

        For the three months ended June 30, 2005 and 2004, the consolidated income tax provisions included $1,036 and $313, respectively, related to U.S. taxes that were provided at effective tax rates of 39.1% and 39.8% for the respective periods. For the six months ended June 30, 2005 and 2004, the consolidated income tax provisions included $1,815 and $605, respectively, related to U.S. taxes that were provided at effective tax rates of 39.0% and 39.3% for the respective periods. The remainder of the consolidated income tax provision for all periods relates to foreign taxes associated with the operations of Nobelclad Europe and its Swedish subsidiary, Nitro Metall. The decrease in the consolidated effective tax rates for the three and six months ended June 30, 2005 as compared to those applicable to the comparable periods of 2004 is attributable to higher proportionate pre-tax earnings by the European operations in the 2005 periods for which taxes were provided at French and Swedish statutory tax rates that are lower than the combined Federal and state effective tax rate applicable to our U.S. operations.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Income from continuing operations	$2,115	$563	$1,552	275.7%
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Income from continuing operations	$3,763	$972	$2,791	287.1%

        For the three and six-month periods, the 2005 increase in income from continuing operations reflects the significant improvement in sales and operating income reported by both our Explosive Metalworking Group and AMK in 2005 as further discussed above.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Loss from discontinued operations	$—	$1,070	$(1,070)	(100.0%)
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Loss from discontinued operations	$—	$1,269	$(1,269)	(100.0%)

        On September 17, 2004, we completed the divestiture of our Spin Forge division. Accordingly, we have reported a loss from discontinued operations of $1,070 and $1,269 for the three and six months ended June 30, 2004, respectively, to present Spin Forge's net of tax operating losses of $451 and $650 for the respective periods, and the net of tax asset impairment loss of $619 that was recorded during the second quarter of 2004 in connection with this divestiture, as discontinued operations.

	Three Months Ended June 30,
				Percentage Change
	2005	2004	Change
Net income (loss)	$2,115	$(507)	$2,622	(517.2%)
	Six Months Ended June 30,
				Percentage Change
	2005	2004	Change
Net income (loss)	$3,763	$(297)	$4,060	(1367.0%)

        The significant increase in 2005 net income for the three and six-month periods is primarily attributable to the strong 2005 sales and operating income performance of our Explosive Metalworking Group as discussed above. Additionally, net income for the three and six months ended June 30, 2004 was reduced by a loss from discontinued operations of $1,070 and $1,269, respectively.

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

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial rations. As of June 30, 2005, the Company was in compliance with all financial covenants and other provisions of our debt agreements.

        The Company's principal cash flows related to debt obligations, operating lease obligations and purchase obligations have not materially changed since December 31, 2004.

Highlights from the Statement of Cash Flows for the Six Months Ended June 30, 2005 (dollars in thousands)

        Net cash flows provided by operating activities for the six months ended June 30, 2005 totaled $3,159. Significant sources of operating cash flow included income from continuing operations of $3,763, non-cash depreciation and amortization of $717 and a tax benefit related to stock options exercised during the first half of the year in the amount of $2,294. These sources of cash flow were partially offset by net negative changes in working capital. Net negative changes in working capital during the first half of 2005 totaled $3,631, reflecting an increase in inventories, prepaid expenses and accounts receivable of $3,376, $1,620 and $415, respectively. These negative changes to working capital were partially offset by a net increase in accounts payable and accrued expenses of $1,780.

        Net cash flows used in investing activities totaled $354, which includes $1,376 for capital expenditures was largely offset by an $874 payment received on a portion of the outstanding receivable relating to the Spin Forge divestiture and a $148 net decrease in other non-current assets.

        Net cash flows used in financing activities totaled $3,266. Significant uses of cash for financing activities included net repayments on bank lines of credit of $3,208, final principal payments on the SNPE, Inc. term loan of $667, industrial development revenue bond principal payments of $490 and an annual principal payment of $373 on a term loan with a French bank. Sources of cash flow from financing activities included borrowings on related party lines of credit of $259 and $1,181 in net proceeds from the issuance of common stock relating to the exercise of stock options.

        On June 3, 2005, the Board of Directors of the Company declared a $0.20 per common share dividend to stockholders of record on June 24, 2005. The dividend, which totaled $1,155, was paid on July 8, 2005.

Highlights from the Statement of Cash Flows for the Six Months Ended June 30, 2004 (dollars in thousands)

        Net cash flows from operating activities for the six months ended June 30, 2004 totaled $3,117. Significant sources of operating cash flow included income from continuing operations of $972, depreciation and amortization of $683, deferred tax expense of $627 and $794 of positive net changes in various components of working capital. Net positive changes in working capital included an increase in accounts payable and accrued expenses of $2,509 and $445, respectively, and a decrease in prepaid expenses of $381. These positive changes in working capital were partially offset by an increase in accounts receivable and inventories of $1,838 and $703, respectively.

        Cash used in investing activities totaled $593 and was comprised primarily of capital expenditures in the amount of $630.

        Net cash flows used in financing activities for the six months ended June 30, 2004 totaled $1,507. Significant uses of cash for financing activities included principal payments on industrial development revenue bonds in the amount of $455, principal payments on the SNPE, Inc. term loan of $667, $356 in annual principal payments on a term loan with a French bank and repayment of a bank overdraft in the amount of $178.

        Cash flows used in discontinued operations totaled $842 and were the result of the operating losses of Spin Forge as well as negative changes in working capital for that division.

Future Capital Needs and Resources

        We anticipate that, for the foreseeable future, significant amounts of available cash flows will be utilized for:

  •
  operating expenses to support our domestic and foreign manufacturing operations;

  •
  capital expenditures;

  •
  debt service requirements; and

  •
  other general corporate expenditures, including annual dividend payments.

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

        Revenue Recognition.    Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed. Any non-conformance issues are resolved before the product is shipped and billed. Revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; delivery has occurred; the price is fixed or determinable; and collection is reasonably assured. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we currently provide for such anticipated loss.

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

        The entire amount of goodwill, which had a carrying value of $847 on the Consolidated Balance Sheet as of June 30, 2005, relates to the Company's U.S. Clad Metal Products division. Based on the analysis performed in the fourth quarter of 2004, no impairment was recorded to the carrying value of goodwill.

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

        Income Taxes.    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement base and the tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The Company believes that deferred tax assets will more likely than not be recovered from future projected taxable income and as such no allowance has been recorded on the deferred tax assets in the Consolidated Balance Sheet as of June 30, 2005.

Significant Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends SFAS 95, Statement of Cash Flows. Generally the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share- based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. The Company must adopt SFAS 123R no later than January 1, 2006.

        The Company may adopt the requirements of SFAS 123R using either a modified prospective method or a modified retrospective method. The Company will adopt SFAS 123R by the first quarter of 2006 and is currently evaluating the effect that the adoption will have on its financial position and results of operations.

        In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. The Company does not believe the adoption of this standard on January 1, 2006 will have a significant impact on its results of operations.

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

        As of June 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

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

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's Annual Meeting of Stockholders was held on June 3, 2005. At the Annual Meeting, the stockholders of the Company elected the persons listed below to serve as directors of the Company until the 2006 Annual Meeting of Stockholders or until their respective successors are elected.

        The Company had 5,465,438 shares of Common Stock outstanding as of April 20, 2005, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 5,168,680 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1: Election of Directors.

DIRECTOR	Shares Voted "FOR"	Shares Withheld
Mr. Bernard Zeller	4,931,758	236,922
Mr. Michel Rieusset	4,931,258	237,422
Mr. Michel Nicolas	4,932,183	236,497
Mr. Gerard Munera	5,165,944	2,736
Mr. Francois Schwartz	4,929,827	238,853
Mr. Dean K. Allen	5,165,919	2,761
Mr. George W. Morgenthaler	5,164,919	3,761

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

DYNAMIC MATERIALS CORPORATION (Registrant)
Date: August 5, 2005	/s/ RICHARD A. SANTA Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)