Form 10-Q
period 2005-09-30
DYNAMIC MATERIALS CORP
filed 2005-11-09
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes ☐  No ☒

The number of shares of Common Stock outstanding was 11,726,224 as of October 31, 2005.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1- Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “anticipate”, “estimate”, “expect”, “intend” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of Dynamic Materials Corporation (“DMC” or the “Company”) with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; the availability and cost of funds; and general economic conditions, both domestically and abroad. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

PART 1 - FINANCIAL INFORMATION

Item 1 – Condensed Consolidated Financial Statements

Consolidated Balance Sheets as of September 30, 2005 (unaudited) and December 31, 2004
Consolidated Statements of Operations for the three and nine months ended September 30, 2005 and 2004 (unaudited)
Consolidated Statement of Stockholders’ Equity for the nine months ended September 30, 2005 (unaudited)
Consolidated Statements of Cash Flows for the nine months ended September 30, 2005 and 2004 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)

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

Item 6 - Exhibits

Signatures

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,368	$2,404
Accounts receivable, net of allowance for doubtful accounts of $384 and $280, respectively	14,109	13,936
Inventories	12,577	8,000
Prepaid expense and other	2,071	527
Current portion of other receivables	—	943
Current deferred tax assets	429	436

Total current assets	30,554	26,246

PROPERTY, PLANT AND EQUIPMENT	22,043	20,832
Less - Accumulated depreciation	(9,857)	(8,988)

Property, plant and equipment, net	12,186	11,844

GOODWILL, net of accumulated amortization of $234	847	847

DEFERRED TAX ASSETS	896	—

OTHER ASSETS, net	113	171

OTHER RECEIVABLES	681	753

ASSETS OF DISCONTINUED OPERATIONS	3,808	3,892

TOTAL ASSETS	$49,085	$43,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2005	2004
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,080	$6,041
Accrued expenses	3,979	3,287
Customer advances	1,387	1,232
Bank lines of credit	—	3,216
Related party debt	36	2,001
Current maturities on long-term debt	529	1,185

Total current liabilities	12,011	16,962

LONG-TERM DEBT	2,283	2,906

DEFERRED TAX LIABILITIES	1,412	729

OTHER LONG-TERM LIABILITIES	202	206

LIABILITIES OF DISCONTINUED OPERATIONS	2,880	2,880

Total liabilities	18,788	23,683

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 5,863,112 and 5,320,438 shares issued and outstanding, respectively	293	266
Additional paid-in capital	18,748	13,617
Retained earnings	10,648	4,887
Other cumulative comprehensive income	608	1,300

Total stockholders’ equity	30,297	20,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$49,085	$43,753

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands, Except Per Share Data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
NET SALES	$20,238	$12,070	$56,124	$34,215
COST OF PRODUCTS SOLD	13,970	8,820	39,990	25,862
Gross profit	6,268	3,250	16,134	8,353
COSTS AND EXPENSES:
General and administrative expenses	1,020	529	2,726	2,102
Selling expenses	849	774	2,845	2,471
Total costs and expenses	1,869	1,303	5,571	4,573
INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	4,399	1,947	10,563	3,780
OTHER INCOME (EXPENSE):
Other income (expense)	(8)	(5)	9	2
Interest expense	(65)	(117)	(233)	(351)
Interest income	2	6	22	18
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	4,328	1,831	10,361	3,449
INCOME TAX PROVISION	1,176	696	3,445	1,343
INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	3,152	1,135	6,916	2,106
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations, net of tax	—	(133)	—	(783)
Loss on sale of discontinued operations, net of tax	—	(168)	—	(787)
Loss from discontinued operations	—	(301)	—	(1,570)
NET INCOME	$3,152	$834	$6,916	$536
INCOME PER SHARE - BASIC:
Continuing operations	$0.54	$0.22	$1.24	$0.41
Discontinued operations	—	(0.06)	—	(0.31)
Net income	$0.54	$0.16	$1.24	$0.10
INCOME PER SHARE - DILUTED:
Continuing operations	$0.52	$0.21	$1.15	$0.40
Discontinued operations	—	(0.05)	—	(0.29)
Net income	$0.52	$0.16	$1.15	$0.11
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	5,824,251	5,122,225	5,570,697	5,106,287
Diluted	6,067,571	5,416,542	6,014,281	5,392,441
DIVIDENDS PER COMMON SHARE	$0.20	$—	$0.20	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income for
	Shares	Amount	Capital	Earnings	Income	Total	the Period

Balances, December 31, 2004	5,320	$266	$13,617	$4,887	$1,300	$20,070

Shares issued for stock option exercises	338	17	1,419	—	—	1,436

Shares issued in connection with the employee stock purchase plan	5	—	45	—	—	45

Annual dividend paid	—	—	—	(1,155)	—	(1,155)

Conversion of subordinated note	200	10	1,190	—	—	1,200

Tax benefit related to exercise of stock options	—	—	2,477	—	—	2,477

Net income	—	—	—	6,916	—	6,916	$6,916

Change in cumulative foreign currency translation adjustment	—	—	—	—	(692)	(692)	(692)

Balances, September 30, 2005	5,863	$293	$18,748	$10,648	$608	$30,297	$6,224

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands)

(unaudited)

	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Income from continuing operations	$6,916	$2,106
Adjustments to reconcile income from continuing operations to net cash provided by operating activities -
Depreciation	1,122	1,015
Amortization	10	10
Amortization of capitalized debt issuance costs	33	61
Provision for deferred income taxes	(171)	1,265
Tax benefit related to exercise of stock options	2,477	—
Change in -
Accounts receivable, net	(1,003)	(1,883)
Inventories	(5,126)	(3,599)
Prepaid expense and other	(1,585)	477
Accounts payable	421	2,934
Accrued expenses and other liabilities	1,450	471

Net cash flows provided by operating activities	4,544	2,857

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment received on other receivables	1,016	105
Acquisition of property, plant and equipment	(1,966)	(899)
Change in other non-current assets	218	(15)

Net cash flows used in investing activities	(732)	(809)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in Thousands)

(unaudited)

	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings / (repayments) on bank lines of credit, net	(3,216)	1,120
Repayments on related party lines of credit, net	(86)	(61)
Payment on SNPE, Inc. term loan	(667)	(667)
Payment on industrial development revenue bond	(745)	(690)
Payment on term loan with French bank	(366)	(355)
Payment of dividends	(1,155)	—
Change in other long-tem liabilities	23	4
Net proceeds from issuance of common stock to employees and directors	1,481	98
Bank overdraft	—	357

Net cash flows used in financing activities	(4,731)	(194)

EFFECTS OF EXCHANGE RATES ON CASH	(117)	7

CASH FLOWS USED IN DISCONTINUED OPERATIONS	—	(1,807)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,036)	54

CASH AND CASH EQUIVALENTS, beginning of the period	2,404	522

CASH AND CASH EQUIVALENTS, end of the period	$1,368	$576

NON-CASH FINANCING ACTIVITY:
Conversion of SNPE convertible subordinated note into common stock	$1,200	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Data)

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

2.                                    SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and each subsidiary in which it has a greater than 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. Dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders’ equity and are included in other cumulative comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree with changes in the corresponding balances in the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

Revenue Recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed.  Any non-conformance issues are resolved before the product is shipped and billed.  Revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we provide currently for such anticipated loss.

Stock Based Compensation

The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations in accounting for its employee stock options including Statement of Financial Accounting Standard (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure  (“SFAS 148”).  Under APB 25, because the exercise price of the Company’s employee stock options is equal to the market price of the underlying stock on the date of the grant, no compensation expense is recognized.  SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), establishes an alternative method of expense recognition for stock-based compensation awards to employees that is based on fair values.  The Company elected not to adopt SFAS 123 for expense recognition purposes.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Risk-free interest rate	N/A	N/A	3.7%	3.2%
Expected lives	N/A	N/A	4.0 years	4.0 years
Expected volatility	N/A	N/A	91.1%	77.6%
Expected dividend yield	N/A	N/A	0.5%	0.0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including expected stock price characteristics significantly different from those of traded options.  Expected volatility is computed using the Company’s historic stock prices over the preceding four-year period.  Because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

No options were granted for the three months ended September 30, 2005 and 2004.  For the nine months ended September 30, 2005 and 2004, the weighted average fair value of options granted was $12.85 and $1.99, respectively.  For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods.  The Company’s pro-forma net income and pro-forma net income per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income:
As reported	$3,152	$834	$6,916	$536
Expense calculated under SFAS 123	(326)	(59)	(586)	(159)
Pro forma	$2,826	$775	$6,330	$377

Basic net income per common share:
As reported	$0.54	$0.16	$1.24	$0.10
Pro forma	$0.49	$0.15	$1.14	$0.07

Diluted net income per common share:
As reported	$0.52	$0.16	$1.15	$0.11
Pro forma	$0.47	$0.15	$1.06	$0.08

The pro forma net income calculation above reflects $24 and $10 in compensation expense associated with the Employee Stock Purchase Plan for the three and nine months ended September 30, 2005 and 2004, respectively.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential effects of dilutive securities.  The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended September 30, 2005
	Net Income	Shares	Per share Amount

Basic earnings per share	$3,152	5,824,251	$0.54

Dilutive effect of options to purchase common stock	—	243,320
Dilutive effect of convertible subordinated note, net of tax	—	—

Dilutive earnings per share	$3,152	6,067,571	$0.52

	For the three months ended September 30, 2004
	Net Income	Shares	Per share Amount

Basic earnings per share	$834	5,122,225	$0.16

Dilutive effect of options to purchase common stock	—	94,317
Dilutive effect of convertible subordinated note, net of tax	12	200,000

Dilutive earnings per share	$846	5,416,542	$0.16

	For the nine months ended September 30, 2005
	Net Income	Shares	Per share Amount

Basic earnings per share	$6,916	5,570,697	$1.24

Dilutive effect of options to purchase common stock	—	327,101
Dilutive effect of convertible subordinated note, net of tax	23	116,483

Dilutive earnings per share	$6,939	6,014,281	$1.15

	For the nine months ended September 30, 2004
	Net Income	Shares	Per share Amount

Basic earnings per share	$536	5,106,287	$0.10

Dilutive effect of options to purchase common stock	—	86,154
Dilutive effect of convertible subordinated note, net of tax	37	200,000

Dilutive earnings per share	$573	5,392,441	$0.11

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

The adoption of SFAS 123R, which will occur on January 1, 2006, will result in a reduction of net income.  The Company is currently evaluating the significance of the effect that the adoption will have on its financial position and results of operations.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. This Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS No. 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for the Company beginning on January 1, 2006. Adoption is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

3.                                    INVENTORY

The components of inventory are as follows at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(unaudited)
Raw materials	$5,187	$3,619
Work-in-process	7,111	4,049
Supplies	279	332
	$12,577	$8,000

4.                                    DEBT

Related party debt consists of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(unaudited)
SNPE S.A line of credit	$36	$134
SNPE convertible subordinated note	—	1,200
SNPE term loan	—	667
Related party debt (all current)	$36	$2,001

Long-term debt consists of the following at September 30, 2005 and December 31, 2004:

	September 30, 2005	December 31, 2004
	(unaudited)
Term loan - French bank	$1,047	$1,581
Industrial development revenue bonds	1,765	2,510
	2,812	4,091
Less current maturities	(529)	(1,185)
Long-term debt	$2,283	$2,906

Conversion of SNPE Convertible Subordinated Note

On June 8, 2005, SNPE, Inc. exercised its conversion rights on the convertible subordinated note it held from the Company.  In accordance with the provisions of the note, the $1,200 note was converted into 200,000 shares of common stock of the Company at a conversion rate of $6 per share.

Bank Line of Credit

On September 15, 2005, the Company entered into a new $7,500 credit facility with Wells Fargo Bank, National Association (“Bank”).  The credit facility, which expires June 30, 2007, replaces the $6,000 credit facility between the Company and Wells Fargo Business Credit Inc., an affiliate of the Bank that terminated concurrently with the signing of the new credit facility.  The new credit facility allows for Euro-denominated advances up to a $2,000 equivalent.  Dollar-denominated advances bear interest at either the Bank’s prime rate less 0.5% (6.25% as of September 30, 2005) or LIBOR plus 2% (the rate selection is at the Company’s option subject to certain conditions).  Euro-denominated advances bear interest at EURIBOR plus 2%.  Borrowings on the credit facility are secured by accounts receivable, inventory and any equipment acquired after the date of the agreement.  There were no borrowings outstanding on the credit facility as of September 30, 2005.

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of September 30, 2005, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

5.                                    INCOME TAXES

During the quarter ended September 30, 2005, the Company completed several U.S. tax projects that impacted the tax provision recorded for the three and nine months ended September 30, 2005.  The tax provision for the three and nine months ended September 30, 2005 includes U.S. Federal and state tax benefits of approximately $254 relating to tax credits and other attributes identified in connection with these tax projects and claimed on 2004 and amended prior year Federal and state tax returns that were filed during the third quarter.  Upon completion of its 2004 and amended prior year tax returns, the Company was able to estimate better the effects that recent divestitures and other changes in its business are expected to have on its 2005 effective state income tax rate and, thus, on its overall consolidated effective income tax rate for the full year 2005, which is currently estimated to approximate 34%.

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

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three and nine months ended September 30, 2005 and 2004 as follows:

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended September 30, 2005:
Net sales	$19,188	$1,050	$20,238
Depreciation and amortization	$361	$54	$415
Income from operations of continuing operations	$4,141	$258	$4,399
Unallocated amounts:
Other income			(8)
Interest expense, net			(63)
Consolidated income before income taxes and discontinued operations			$4,328

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended September 30, 2004:
Net sales	$11,342	$728	$12,070
Depreciation and amortization	$288	$54	$342
Income from operations of continuing operations	$1,869	$78	$1,947
Unallocated amounts:
Other expense			(5)
Interest expense, net			(111)
Consolidated income before income taxes and discontinued operations			$1,831

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the nine months ended September 30, 2005:
Net sales	$53,402	$2,722	$56,124
Depreciation and amortization	$989	$143	$1,132
Income from operations of continuing operations	$10,078	$485	$10,563
Unallocated amounts:
Other income			9
Interest expense, net			(211)
Consolidated income before income taxes and discontinued operations			$10,361

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the nine months ended September 30, 2004:
Net sales	$32,428	$1,787	$34,215
Depreciation and amortization	$862	$163	$1,025
Income from operations of continuing operations	$3,736	$44	$3,780
Unallocated amounts:
Other income			2
Interest expense, net			(333)
Consolidated income before income taxes and discontinued operations			$3,449

During the three months ended September 30, 2005 sales to one customer represented approximately $2,225 (11%) of total net sales and sales to another customer represented approximately $3,125 (15%) of total net sales.  During the three months ended September 30, 2004, and the nine months ended September 30, 2005 and 2004, sales to no one customer accounted for more than 10% of total net sales.

7.                                    COMPREHENSIVE INCOME

DMC’s comprehensive income for the three and nine months ended September 30, 2005 and 2004 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income for the period	$3,152	$834	$6,916	$536
Derivative valuation adjustment	—	—	—	43
Foreign currency translation adjustment	(2)	88	(692)	(51)
Comprehensive income	$3,150	$922	$6,224	$528

As of September 30, 2005 and December 31, 2004 other cumulative comprehensive income of $608 and $1,300, respectively, consists entirely of cumulative foreign currency translation adjustment.

8.                                    STOCK SPLIT

On September 23, 2005, the Company announced that its Board of Directors had approved a 2-for-1 split of the Company’s common stock.  The split was effected as a stock dividend, and was paid to stockholders of record as of the close of business on October 5, 2005.  Stockholders as of the record date received one additional share of common stock for each share held.  The payment date was October 12, 2005.  The stock split increased the number of common shares issued and outstanding from approximately 5,860,000 shares to approximately 11,720,000 shares.

The Company’s historical earnings per share for the three and nine months ended September 30, 2005 and 2004, on a pro-forma basis assuming the stock split had occurred as of January 1, 2004, would be as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Pro forma earnings per basic common share:
Continuing operations	$0.27	$0.11	$0.62	$0.21
Discontinued operations	—	(0.03)	—	(0.16)
Net income	$0.27	$0.08	$0.62	$0.05

Pro forma earnings per diluted common share:
Continuing operations	$0.26	$0.11	$0.58	$0.20
Discontinued operations	—	(0.03)	—	(0.15)
Net income	$0.26	$0.08	$0.58	$0.05

9.                                    DISCONTINUED OPERATIONS

On September 17, 2004, DMC completed the divestiture of its Spin Forge division under an agreement that involved subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party.  The division’s inventory was sold at carrying value to this third party who also assumed full responsibility for Spin Forge business activities and operating expenses.  The Company holds a purchase option on the Spin Forge real estate that allows it to purchase the real estate for $2,880, a price that is below the real estate’s recently appraised value.  The value inherent in the real estate purchase option is believed to be significant but was not considered in the calculation of the reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.

Assets of discontinued operations are comprised of the following:

	September 30, 2005	December 31, 2004
	(unaudited)
Leased manufacturing equipment	928	1,012
Capital lease asset - real estate	2,880	2,880
Total assets of discontinued operations	$3,808	$3,892

The Company is receiving rent of $23 per month on the leased manufacturing equipment through the end of the initial lease term, which expires in December 2006.  As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling approximately $1,700 and the sale of this inventory was reflected in other receivables.  As of September 30, 2005, the other receivables balance was $681, which is classified as long term, based upon the agreed upon payment schedule.

Operating results of the discontinued operations for the three and nine months ended September 30, 2005 and 2004 are summarized as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$—	$821	$—	$1,790

Loss from operations of discontinued operations	—	(218)	—	(1,284)
Tax benefit	—	85	—	501
Loss from operations of discontinued operations, net of tax	$—	$(133)	$—	$(783)

Loss on sale of discontinued operations	—	(275)	—	(1,290)
Tax benefit	—	107	—	503
Loss on sale of discontinued operations, net of tax	$—	$(168)	$—	$(787)

10.                             SUBSEQUENT EVENT

The Company reached an agreement to sell the property purchase option rights associated with its former Spin Forge division to the property owner for $2,300.  The transaction is currently scheduled to close in late January 2006.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations (Dollars in Thousands)

Executive Overview

The business of DMC is organized into two segments: the Explosive Metalworking Group and AMK Welding (“AMK”).  The business of the Explosive Metalworking Group has been good, and, based on its current backlog, should continue to be good for the foreseeable future.  In addition, while AMK incurred a loss in the first quarter of 2005, business volume improvements that were expected have now taken place, and AMK’s prospects look good.  DMC’s consolidated sales for the nine months ended September 30, 2005 increased by 64% from those for the first nine months of 2004 including sales increases of 63% and 67% by the U.S. Clad Metal Division and Nobelclad Europe, respectively.  Consolidated income from operations increased by $6,783, or 179%, to $10,563 for the nine months ended September 30, 2005 from $3,780 for the comparable period of 2004, reflecting a $6,342 improvement in Explosive Metalworking Group’s operating income and a $441 improvement in AMK’s operating results.  Our year-to-date consolidated net income increased to $6,916 in 2005 from net income of $536 in 2004.  The 2004 net income included a loss from discontinued operations of $1,570 relating to the divestiture of our Spin Forge division that was completed on September 17, 2004.  Income from continuing operations before discontinued operations increased to $6,916 for the first nine months of 2005 from $2,106 for the comparable 2004 period.

Our Explosive Metalworking Group reported sales of $53,402 for the nine months ended September 30, 2005 versus comparable 2004 sales of $32,428 and an increase in operating income to $10,078 in 2005 from $3,736 in 2004.  The Explosive Metalworking Group’s backlog, which had increased from $11,700 at December 31, 2003 to $27,500 at December 31, 2004, increased further to $34,100 as of September 30, 2005 and reflects record booking levels during the first nine months of 2005, including a March order valued at more than $5,300 for work related to a nickel hydrometallurgy project in New Caledonia and an order booked by Nobelclad Europe in early August for approximately $6,000 relating to a petrochemical project in Kuwait.  Shipments on the nickel hydrometallurgy project order began in the third quarter and most of the order is expected to ship by the end of 2005.  The order relating to the petrochemical project in Kuwait will be manufactured at our facilities in France and the U.S. and is scheduled to ship during the fourth quarter of 2005 and first quarter of 2006.  With the exception of the large nickel hydrometallurgy project orders that we receive periodically, U.S. demand for our clad metal products is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities.  In contrast to the U.S. market, demand for our clad products in Europe is more dependent on large projects, such as the building of new purified terephthalic acid plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum smelting industry.  Based upon a strong backlog as of September 30, 2005 and generally favorable market conditions in most of the industries that we serve, we are optimistic that 2006 will be another good year for our Explosive Metalworking Group.

For the nine months ended September 30, 2005, AMK reported sales of $2,722 as compared to sales of $1,787 in the comparable period of 2004.  As a result of this 52% sales increase, AMK reported year-to-date operating income of $485 in 2005 compared to operating income of $44 for the same nine months of 2004.  AMK was expected to get off to a slow start in 2005 as it prepared itself for a significant increase in business activity relating to the start-up of production for a key customer on a new ground-based power turbine that commenced during the second quarter.  Prospects at AMK for calendar year 2006 and beyond appear to be quite good as AMK’s production volume relating to the new ground-based turbine program increases and the demand for commercial aircraft engines, which has been depressed since 2001, continues to improve.

DMC generated cash flow from operating activities of $4,544 during the nine months ended September 30, 2005.  This operating cash flow was supplemented by the receipt of a $1,016 payment on an outstanding receivable relating to the 2004 Spin Forge divestiture and $1,481 in cash proceeds from stock option exercises and employee stock plan purchases, which enabled us to pay annual dividends of $1,151, reduce term debt (excluding the conversion of the $1,200 convertible subordinated note discussed below) by $1,946 and line of credit borrowings by $3,314 during 2005.  Debt levels were further reduced in 2005 as a result of the June conversion of a $1,200 convertible subordinated note held by Groupe SNPE into 200,000 shares of the Company’s common stock.  We funded $1,966 of capital expenditures during the first nine months of 2005.  Based upon our expectations of future sales and operating income performance and the expected stabilization of working capital levels, we expect to continue to generate strong operating cash flow in the fourth quarter of 2005 and during the 2006 calendar year. After the reductions to term debt that have either already occurred or are scheduled to occur in the fourth quarter of 2005, outstanding obligations under term debt agreements will be reduced to approximately $2,900 by the end of 2005 from approximately $6,100 as of December 31, 2004.  Minimum annual principal payments on existing term debt will be less than $600 in 2006.

Three and Nine Months Ended September 30, 2005 Compared to Three and Nine Months Ended September 30, 2004

	Three Months Ended September 30,			Percentage
	2005	2004	Change	Change
Net sales	$20,238	$12,070	$8,168	67.7%

	Nine Months Ended September 30,			Percentage
	2005	2004	Change	Change
Net sales	$56,124	$34,215	$21,909	64.0%

The significant increases in consolidated net sales for the three and nine-month periods ended September 30, 2005 as compared to the same periods of 2004 reflect the strong sales performance of our Explosive Metalworking Group.  Sales by the Explosive Metalworking Group, which include explosion welding of clad metal and shock synthesis of synthetic diamonds, increased by 69.2% to $19,188 in the third quarter of 2005 from $11,342 in the third quarter of 2004. The Explosive Metalworking Group third quarter sales increase reflects a 44.7% increase in U.S. clad sales and a 130.5% U.S. dollar increase in sales by Nobleclad Europe.  For the nine-month period, the Explosive Metalworking Group’s sales increased by 64.7% to $53,402 in 2005 from $32,428 in 2004. The year-to-date increase in Explosive Metalworking Group’s sales reflects a 63.3% increase in U.S. clad sales and a 67.3% U.S. dollar sales increase at Nobleclad Europe.  The substantial increases in third quarter and year-to-date Explosive Metalworking Group sales is principally attributable to the improved economic condition of the industries that the Explosive Metalworking Group serves as evidenced by an increase in the Explosive Metalworking Group’s backlog from $11,700 at December 31, 2003 to $27,500 as of December 31, 2004, $34,100 as of March 31, 2005 and $33,200 as of June 30, 2005.  Explosive Metalworking Group sales for the fourth quarter of 2005 are expected to approximate those reported for the third quarter. Third quarter sales at AMK increased by 44.2% to $1,050 in 2005 from $728 in 2004.  For the nine months ended September 30, AMK’s sales increased by 52.3% to $2,722 in 2005 from $1,787 in 2004.  The significant increases in third quarter and year-to-date sales at AMK reflect the start-up of production by a key customer on a new ground-based power turbine during the second quarter of 2005.  AMK’s fourth quarter sales are expected be comparable to those reported for the third quarter, with sales expected to strengthen during 2006 as AMK increases production levels relating to the new ground-based turbine program.

	Three Months Ended September 30,			Percentage
	2005	2004	Change	Change
Gross profit	$6,268	$3,250	$3,018	92.9%
Percentage of net sales	31.0%	26.9%

	Nine Months Ended September 30,			Percentage
	2005	2004	Change	Change
Gross profit	$16,134	$8,353	$7,781	93.2%
Percentage of net sales	28.7%	24.4%

The improvements in our gross profit margin in the third quarter reflect an increase in our Explosive Metalworking Group’s gross profit margin to 30.9% in 2005 from 27.4% in 2004 and an increase in AMK’s gross margin to 33.0% in 2005 from 19.2% in 2004.  The Explosive Metalworking Group’s gross margin improvement includes an increase in the U.S. Clad Metal gross margin to 31.4% in 2005 from 30.9% in 2004 and an increase in Nobelclad Europe’s gross profit margin to 30.1% in 2005 from 18.7% in 2004. For both the U.S. and European cladding operations and for AMK, the third quarter 2005 gross margin improvement relates primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses.

The improvements in our gross profit margin for the nine months ended September 30, 2005 reflect an increase in our Explosive Metalworking Group’s gross profit margin to 28.8% in 2005 from 25.0% in 2004 and an increase in AMK’s gross margin to 26.7% in 2005 from 13.6% in 2004.  The Explosive Metalworking Group gross margin improvement includes an increase in the U.S. Clad Metal gross margin to 30.4% in 2005 from 29.1% in 2004 and an increase in Nobelclad Europe’s gross profit margin to 25.9% in 2005 from 17.0% in 2004. AMK reported a gross margin of 26.7% for the nine months ended September 30, 2005 as compared to a gross margin of 13.6% for the nine months ended September 30, 2004.  As was the case for the third quarter, the year-to-date 2005 gross margin improvements for both the Explosive Metalworking Goup and AMK relate primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses.

	Three Months Ended September 30,			Percentage
	2005	2004	Change	Change
General & administrative expenses	$1,020	$529	$491	92.8%
Percentage of net sales	5.0%	4.4%

	Nine Months Ended September 30,			Percentage
	2005	2004	Change	Change
General & administrative expenses	$2,726	$2,102	$624	29.7%
Percentage of net sales	4.9%	6.1%

The $491 increase in third quarter 2005 general and administrative expenses reflects a $434 increase in spending by our U.S. operations and a $57 increase in our European general and administrative expenses. Increased spending by our U.S. operations, which currently absorbs all corporate headquarters expenses, reflects an aggregate increase of $165 in audit, tax advisory,  consulting and investor relations expenses, a $219 increase in accrued incentive compensation expense, and the impact of annual salary adjustments.  The $624 increase in 2005 general and administrative expenses for the nine-month period reflects a $709 increase in spending by our U.S. operations offset by an $85 decrease in European general and administrative expenses. Increased U.S. spending includes the effects of an aggregate increase of $189 in audit, tax consulting and investor relations expenses, a $287 increase in accrued incentive compensation expense, and the impact of annual salary adjustments.  The 2005 increases in audit, tax advisory, consulting and investor relations expenses relates principally to compliance with the Sarbanes-Oxley Act of 2002, tax planning initiatives and increased investor relations activities.  The decrease in European expenses for the nine-month period of 2005 relates primarily to the 2004 salary, payroll taxes and benefits paid, and a one-time provision recorded in the second quarter of 2004 for termination payments payable to the former managing director of our Swedish operation whose employment was terminated during the second quarter of 2004.  All expenses associated with this former managing director were allocated to both general and administrative expenses and selling expenses based on his job responsibilities.

	Three Months Ended September 30,			Percentage
	2005	2004	Change	Change
Selling expenses	$849	$774	$75	9.7%
Percentage of net sales	4.2%	6.4%

	Nine Months Ended September 30,			Percentage
	2005	2004	Change	Change
Selling expenses	$2,845	$2,471	$374	15.1%
Percentage of net sales	5.1%	7.2%

The $75 increase in third quarter 2005 selling expenses reflects a $6 increase in selling expenses for our U.S. operations and a $69 increase in our European selling expense. The $374 increase in 2005 selling expenses for the nine-month period includes a $164 increase for our U.S. operations and a $210 increase for our European operations.  The increase in selling expenses for our U.S. operations for the nine-month period reflects increased compensation expense of $82 relating to additional personnel, higher accrued bonus expense in 2005 and annual salary adjustments, as well as increased spending in 2005 on the development of a new website and business travel. Increased European selling expenses for both the three and nine months ended September 30, 2005 reflect an increase in outside sales commissions due to the increase in sales.

	Three Months Ended September 30,			Percentage
	2005	2004	Change	Change
Income from operations	$4,399	$1,947	$2,452	125.9%

	Nine Months Ended September 30,			Percentage
	2005	2004	Change	Change
Income from operations	$10,563	$3,780	$6,783	179.4%

Our Explosive Metalworking Group reported income from operations of $4,141 in the third quarter of 2005 compared to $1,869 in the third quarter of 2004.  This 121.6% operating income increase reflects a sales increase of $7,846, or 69.2%, and an increase in the Explosive Metalworking Group’s gross profit margin from 27.4% in 2004 to 30.9% in 2005.  AMK reported operating income of $258 in the third quarter of 2005 compared to $78 in the prior year third quarter.  The substantial increase in AMK’s operating income reflects a sales increase of $322, or 44.2%, and an increase in the gross margin rate from 19.2% in 2004 to 33.0% in 2005.

For the nine-month period, our Explosive Metalworking Group reported income from operations of $10,078 in 2005 compared to $3,736 in 2004.  This 169.8% operating income increase reflects a sales increase of $20,974, or 64.7%, and an increase in the Group’s gross profit margin from 25.0% in 2004 to 28.8% in 2005.  AMK reported operating income of $485 for the nine months ended September 30, 2005 as compared to operating income of $44 for the same period of 2004.  This improved operating performance reflects a sales increase of $935, or 52.3%, and an increase in the gross margin from 13.6% in 2004 to 26.7% in 2005.

	Three Months Ended September 30,			Percentage
	2005	2004	Change	Change
Income tax provision	$1,176	$696	$480	69.0%
Percentage	27.2%	38.0%

	Nine Months Ended September 30,			Percentage
	2005	2004	Change	Change
Income tax provision	$3,445	$1,343	$2,102	156.5%
Percentage	33.2%	38.9%

For the three months ended September 30, 2005 and 2004, the consolidated income tax provisions included $601 and $634, respectively, related to U.S. taxes that were provided at effective tax rates of 23.0% and 38.6% for the respective periods.  For the nine months ended September 30, 2005 and 2004, the consolidated income tax provisions included $2,416 and $1,240, respectively, related to U.S. taxes that were provided at effective tax rates of 33.3% and 39.0% for the respective periods.  The remainder of the consolidated income tax provision for all periods relates to foreign taxes associated with the operations of Nobelclad Europe and its Swedish subsidiary, Nitro Metall.  The significantly lower consolidated effective tax rates in 2005 are primarily attributable to U.S. tax benefits and U.S. effective rate adjustments that were recorded in the third quarter as further explained below but also reflect higher proportionate pre-tax earnings by the European operations in the 2005 periods for which taxes were provided at French and Swedish statutory tax rates that are slightly lower than the normal combined Federal and state effective tax rate applicable to our U.S. operations.

During the quarter ended September 30, 2005, we completed several U. S. tax projects that impacted our tax provision recorded for the three and nine months ended September 30, 2005.  Our third quarter and year-to-date 2005 tax provision included combined U.S. federal and state benefits of approximately $254 relating to tax credits and other attributes identified in connection with these projects and claimed on 2004 and amended prior year Federal and state tax returns that were filed during the quarter. Upon the completion of the 2004 and amended prior year tax returns, we were able to estimate better the effects that recent divestitures and other changes in our business are expected to have our 2005 effective state income tax rate and thus, on our overall effective income tax rate.  The aforementioned tax benefits and a lower 2005 estimated effective state income tax rate are expected to result in an estimated effective tax rate for the full year 2005 of approximately 34% for both our consolidated and U.S. operations.  On a going forward basis, we expect effective tax rates on our consolidated and U.S. operations of approximately 36% and 37%, respectively.

Liquidity and Capital Resources

Historically, DMC has obtained its operational financing from a combination of internally generated cash flows, revolving credit borrowings, long-term debt arrangements and the issuance of common stock.       We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund working capital, debt service obligations and capital expenditure requirements of our current business operations for the foreseeable future.  However, a significant portion of our sales is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. Consequently, any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. DMC attempts to minimize its risk of losing customers or specific contracts by continually improving product quality, delivering products on time and competing favorably on the basis of price. Risks associated with the availability of funds are minimized by borrowing from multiple lenders. The nature of DMC’s business is largely insulated from the negative effects of inflation on sales and operating income because the pricing on custom orders reflects current raw material and other manufacturing costs.

The Company’s existing loan agreements include covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of September 30, 2005, the Company was in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations, operating lease obligations and purchase obligations have not materially changed since December 31, 2004.

Highlights from the Statement of Cash Flows for the Nine Months Ended September 30, 2005 (dollars in thousands)

Net cash flows provided by operating activities for the nine months ended September 30, 2005 totaled $4,544.  Significant sources of operating cash flow included income from continuing operations of $6,916, non-cash depreciation and amortization of $1,165 and a tax benefit related to stock options exercised during the nine months ended September 30, 2005 in the amount of $2,477.  These sources of cash flow were partially offset by net negative changes in working capital.  Net negative changes in working capital for the nine months ended September 30, 2005 totaled $5,843, reflecting an increase in inventories, prepaid expenses and accounts receivable of $5,126, $1,585 and $1,003, respectively.  These negative changes to working capital were partially offset by a net increase in accounts payable and accrued expenses of $1,871.

Net cash flows used in investing activities totaled $732, which includes $1,966 for capital expenditures that was largely offset by an $1,016 payment received on a portion of the outstanding receivable relating to the Spin Forge divestiture and a $218 net decrease in other non-current assets.

Net cash flows used in financing activities for the nine months ended September 30, 2005 totaled $4,731.  Significant uses of cash for financing activities included net repayments on bank lines of credit of $3,216, payment of annual dividends of $1,155, final principal payments on the SNPE, Inc. term loan of $667, industrial development revenue bond principal payments of $745 and an annual principal payment of $366 on a term loan with a French bank.  Sources of cash flow from financing activities include $1,481 in net proceeds from the issuance of common stock relating to the exercise of stock options and employee stock purchases under the Company’s employee stock purchase plan.

Highlights from the Statement of Cash Flows for the Nine Months Ended September 30, 2004 (dollars in thousands)

Net cash flows from operating activities for the nine months ended September 30, 2004 totaled $2,857. Significant sources of operating cash flow included income from continuing operations of $2,106, depreciation and amortization of $1,086 and deferred tax expense of $1,265.  These sources of cash flow were partially offset by $1,600 of net negative changes in components of working capital.  Net negative changes in working capital included an increase in accounts receivable and inventories of $1,883 and $3,599, respectively.  These negative changes in working capital were partially offset by an increase in accounts payable and accrued expenses of $2,934 and $471, respectively, and a decrease in prepaid expenses of $477.

Cash used in investing activities totaled $809 and was comprised primarily of capital expenditures in the amount of $899.

Net cash flows used in financing activities for the nine months ended September 30, 2004 totaled $194.  Significant uses of cash for financing activities included principal payments on industrial development revenue bonds in the amount of $690, principal payments on the SNPE, Inc. term loan of $667 and $355 in annual principal payments on a term loan with a French bank.  These uses of cash for financing activities were almost entirely offset by a bank overdraft of $357 and borrowings on bank lines of credit in the amount of $1,120.

Cash flows used in discontinued operations totaled $1,807 and were the result of the operating losses of Spin Forge as well as negative changes in working capital for that division.

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

We expect cash inflows from operating activities to exceed outflows for the full year 2005 and during 2006.  However, our success depends on the execution of our strategies, including our ability to:

•                  secure an adequate level of new customer orders at all operating divisions; and

•                  continue to implement the most cost-effective internal processes.

Based on available cash resources, anticipated capital expenditures and projected operating cash flow, we believe that we will be able to fully fund our operations through the end of 2005 and in 2006.  In making this assessment, we have considered:

•                  presently scheduled debt service requirements during the remainder of 2005 and in 2006, as well as the availability of funding related to our line of credit with SNPE and our bank lines of credit;

•                  the anticipated level of capital expenditures during the remainder of 2005 and in 2006; and

•                  our expectation of realizing positive cash flow from operations during the remainder of 2005 and in 2006.

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

Critical Accounting Policies

We have identified the most critical accounting principles upon which our financial status depends by considering those accounting policies that involve the most complex or subjective decisions or assessments. We identified our most critical accounting policies to be those related to revenue recognition, asset impairments, goodwill, impact of foreign currency exchange rate risks and income taxes.

Revenue Recognition.  Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed.  Any non-conformance issues are resolved before the product is shipped and billed.  Revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we provide currently for such anticipated loss.

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

The entire amount of goodwill, which had a carrying value of $847 on the Consolidated Balance Sheet as of September 30, 2005, relates to the Company’s U.S. Clad Metal Products division.  Based on the analysis performed in the fourth quarter of 2004, no impairment was recorded to the carrying value of goodwill.

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

Income Taxes.  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in the Consolidated Financial Statements or tax returns.  Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement base and the tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The Company believes that deferred tax assets will more likely than not be recovered from future projected taxable income and as such no allowance has been recorded on the deferred tax assets in the Consolidated Balance Sheet as of September 30, 2005.

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

The adoption of SFAS 123R, which will occur on January 1, 2006, will result in a reduction of net income.  The Company is currently evaluating the significance of the effect that the adoption will have on its financial position and results of operations.

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

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. This Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS No. 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for the Company beginning on January 1, 2006. Adoption is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2004.

ITEM 4.  Controls and Procedures

The Company maintains disclosure controls and procedures that are designated to ensure that information required to be disclosed in the Company’s Exchange Act reports is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of September 30, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On March 18, 1998, the Company entered into an Operating Lease with Spin Forge, LLC (the “Owner”) with respect to a parcel of real property owned by the Owner (the “Property”).  The Company and the Owner also concurrently entered into an Option Agreement giving the Company an option to purchase the Property from the Owner at a fixed price, which Option Agreement has since been amended five times (as amended, the “Option Agreement”).  The Option Agreement may be exercised by the Company beginning after November 1, 2006.

On September 17, 2004, the Company subleased the Property (the “Sublease”) to Aerojet-General Corporation (“Aerojet”) and assigned its rights in the Option Agreement to Aerojet (the “Option Assignment”).  Under the Option Assignment, Aerojet’s rights in the Option Agreement terminated on August 1, 2005.  The Sublease expires on January 1, 2007.

The Company and the Owner have entered into an Option Purchase Agreement, dated as of November 4, 2005 (the “Option Purchase Agreement”), whereby the Company has agreed to sell the Option Agreement to the Owner for the purchase price of $2,300.  A non-refundable deposit of $100 has been paid by the Owner to the Company and the balance of the purchase price will be paid at the closing of escrow which must occur no later than January 31, 2006.  Under the Option Purchase Agreement, each party has agreed to indemnify the other for its breaches of any representations and warranties under the Option Purchase Agreement.  In addition, if the escrow fails to close for reasons other than the Company’s default under the Option Purchase Agreement, the Company will retain the non-refundable deposit and the Option Agreement will be replaced by an Amended and Restated Option Agreement, effective February 1, 2006.

Item 6.

Exhibits

10.1	-

Credit Agreement dated as of September 15, 2005 between Dynamic Materials Corporation and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2005)

10.2	-

$7,500,000 Revolving Line of Credit Note dated September 15, 2005 of Dynamic Materials Corporation payable to the order of Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2005)

10.3	-	Spin Forge Agreement

31.1	-	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: November 9, 2005	/s/ Richard A. Santa
Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)