Form 10-K
period 2005-12-31
DYNAMIC MATERIALS CORP
filed 2006-03-15
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from            to

Commission file number 001-14775

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes  ☐  No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes  ☐  No  ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒  No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $105,336,504 as of June 30, 2005.

The number of shares of Common Stock outstanding was 11,772,420 as of February 28, 2006.

PART I

ITEM 1.          Business

Overview

Dynamic Materials Corporation is a leading provider of explosion-welded clad metal plates. Explosion-weld cladding uses an explosive charge to bond together plates of different metals that do not bond easily with traditional welding techniques. The process of welding the metal plates through an explosion is also known as “shooting.”  We refer to this part of our business as “DMC Clad” or the “Explosive Metalworking” segment. Detaclad® is the main trade name under which DMC Clad markets its explosion-welded clad products. DMC Clad’s products are used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration. DMC Clad’s market leadership for explosion-welded clad metal plates is a result of its state-of-the-art manufacturing facilities, technological leadership and production expertise. We believe our customers select us for our high quality product, speed and reliability of delivery, and cost effectiveness. We have a global sales force that allows us to access international markets. Our Explosive Metalworking operations are located in Pennsylvania, France and Sweden.

Through our AMK Welding segment (“AMK Welding”), we also provide advanced welding services, primarily to the power turbine and aircraft engine manufacturing industries. AMK Welding is a highly specialized welding subcontracting shop for complex shapes used principally in gas turbines and aircraft engines. AMK Welding’s operations are conducted at its South Windsor, Connecticut facility.

Clad Metals Industry

Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. Clad metal plates consist of a thin layer of an expensive, corrosion resistant metal such as titanium or stainless steel, which is metallurgically combined with a less expensive, less corrosion resistant, thicker base metal, typically carbon steel. There are four common ways to use such corrosion resistant metals in corrosion resistant vessels:

•      Solid metal construction

•      Rollbond clad metals

•      Weld overlay clad metals

•      Explosion-welded clad metals

The various cladding technologies were developed to produce materials with properties similar to those of a solid metal, but at a lower cost. The most appropriate and cost-effective alternative for an end-user depends on both the type of application and the clad metal thickness required. While explosion-welded, rollbond and weld overlay are competing cladding technologies, there are limitations on the product that each can produce. Explosion-welded clad technology is the only one of these processes suitable for joining titanium, zirconium or tantalum metals to a base metal.

The use of a solid metal is frequently the lowest cost alternative for metal thicknesses of less than 0.75 inch. However, it is generally the most expensive alternative for greater thicknesses.

The rollbond technology is performed by several of the world’s heavy plate mills. In this process, the clad metal and base metal are bonded together during a hot rolling process in which a slab of metal is converted to plate. Rollbond clad metals are cost-effective in metal thicknesses up to two inches, depending on the metal alloy type. Producing clad metals using the rollbond process is capital intensive, and capacity expansions cannot be achieved quickly if existing equipment is not already in place, although the machinery at most heavy plate mills can over time be converted to produce rollbond products. Rollbond products have lower bond shear strength and corrosion resistance, which limits their use in certain applications, and rollbonding may only be used for a relatively small group of metal combinations due to metallurgical compatibility issues.

In weld overlay cladding, which is typically performed by equipment fabricators, the cladding layer is deposited on the base metal using arc-welding type processes. Weld overlay is a cost-effective technology for complicated shapes, field service jobs and for production of heavy wall pressure vessel reactors. Due to distortion and dilution concerns, overlay is rarely used for new construction of equipment that is less than two inches thick. Dilution occurs when the properties of two bonded metals change at the point of the bond. Weld overlay clad metals have corrosion resistance that can be compromised by dilution, which limits their use in certain applications. As with rollbond, weld overlay may only be used for a specific group of metal combinations due to metallurgical compatibility issues.

Explosion-welded clad products retain the properties of the original metals before they were bonded, such as corrosion resistance and mechanical properties, unlike materials produced by rollbond or weld overlay. There is no dilution of the original metals and the alloy chemistry is constant over the full thickness of the product. When fabricated properly, the two metals will not come apart, even under the most extreme circumstances. The explosion-welded clad process is suitable for joining most metals used to construct vessels and equipment used in corrosive applications, whereas rollbond and weld overlay are limited to certain compatible metal combinations. Explosion-welded clad metal is used to create flat plates, concentric cylinders, formed heads and transition joints. Explosion-weld cladding is suitable for creating a product that has a cladding thickness of 0.04 inch to two inches and a base thickness of 0.25 inch to forty inches. Depending on alloy type, explosion-welded clad metals are often the most cost effective solution for metal thicknesses of between one and five inches. While rollbond most frequently bonds stainless steel or nickel alloy to a steel plate, welding zirconium, titanium or tantalum to a steel plate or to an alloy plate can only be done by explosion-weld cladding.

Clad Metals End Use Markets

Explosion-welded clad metal is primarily used in construction of large industrial equipment involving high pressures and temperatures, and which need to be corrosion-resistant. The eight broad industrial sectors discussed below comprise the bulk of demand for DMC Clad’s business. The demand for clad metal is driven by the underlying demand for new equipment and facility maintenance in these primary market sectors. Overall, the market for explosion-welded clad metal has continuously grown since its inception, with demand dependent upon the underlying needs of the various market sectors. During the past two years, there has been significant capital investment in many of these markets. This current increase in demand is mainly attributable to strong markets for energy, metals, and petrochemicals.

Upstream Oil and Gas:  The upstream oil and gas industry covers a broad scope of operations related to recovering oil and/or gas for subsequent processing in refineries. Clad metal is used in separators, glycol contactors, piping, heat exchangers and other related equipment. The increase in oil and gas production from deep, hot, and corrosive fields has significantly increased the demand for clad equipment. At current energy price levels, many non-traditional energy production methods are potentially commercially viable. These include liquid fuel production processes such as coal gasification, oil recovery from tar sands, and ethanol production from agricultural products. Also methods for transport or transformation of natural gas become viable, such as natural gas liquification and conversion of gas to liquid petroleum products. Virtually all of these processes involve conditions which require clad metal in some of the equipment. The primary clad metals for this market are stainless steel and nickel alloys clad to steel, with some use of reactive metals.

Oil Refinery:  Petroleum refining processes are frequently corrosive, hot, and high pressure. Clad metal is extensively used in a broad range of equipment including desulfurization hydrotreaters, coke drums, distillation columns, separators and heat exchangers. In the United States, refineries are running near full capacity, and adding capacity and reducing costly down-time are a high priority. The increasing reliance upon low quality, high sulfur crude further drives demand for new corrosion resistant equipment. Worldwide trends in regulatory control of sulfur emissions in gas, diesel and jet fuel are also increasing the need for clad equipment. Like the oil and gas sector, the metals of construction are primarily stainless steel and nickel alloys.

Chemical and Petrochemical:  Many common products, ranging from plastics to drugs to electronic materials, are produced by chemical processes. Because the production of these items is corrosive and conducted under high pressure or temperature, corrosion-resistant equipment is needed, which may be produced most cost-effectively using clad construction. One of the larger applications for titanium-clad equipment is in the manufacture of Purified Terephthalic Acid (“PTA”), a precursor product for polyester, which is used in everything from carpets to plastic bottles. This market requires extensive use of stainless steel and nickel alloy, but also uses titanium and, to a lesser extent, zirconium and tantalum.

Hydrometallurgy:  The conversion of raw ore to metal generally involves high energy and/or corrosive processes. Traditionally, most metals have been produced by high temperature smelting. Over the past two decades there has been an increasing trend toward acid leaching processes. These hydrometallurgy processes are more environmentally friendly and more energy efficient. The processes for production of nickel, gold, and copper involve acids, high pressures, and high temperatures. Titanium is the material of choice. Titanium-clad plate is used extensively for construction of autoclaves and peripheral equipment. Increasing demand for metals in the current world market provides the impetus for a significant number of new mining and hydrometallurgy projects.

Aluminum Production:  Aluminum is reduced from its oxide in large electro-smelter facilities called potlines. The electric current power is carried via aluminum conductors. The electricity must be transmitted into steel components for the high temperature smelting operations. Aluminum cannot be welded to steel conventionally. Explosion-welded aluminum-steel transition joints provide an energy efficient and highly durable solution for making these connections. Modern potlines may use as many as 50,000 to 100,000 transition joints. The parts are typically replaced when the potlines are refurbished, commonly every seven years. Although aluminum production is the major electrochemical application for DMC Clad products, there are a number of other electrochemical applications including production of magnesium, chlorine and chlorate.

Shipbuilding:  The combined problems of corrosion and top-side weight drive significant demand for our aluminum-steel transition joints. Top-side weight is often a significant problem with tall ships, including cruise ships, naval combatants, ferries and yachts. Use of aluminum in the upper structure and steel in the lower structure provides stability. Bolted joints between aluminum and steel corrode quickly. Aluminum cannot be welded directly to steel using traditional welding processes. Welded joints can only be made using transition joints. DMC Clad products can be found on many well known ships, including the QE II and modern U.S. Navy aircraft carriers.

Power Generation:  Fossil fuel power generation plants require extensive use of heat exchangers, many of which require corrosion resistant alloys to handle low quality cooling water. Our clad plates are used extensively for heat exchanger tubesheets. The largest clad tubesheets in conventional steam plants are used in the final low pressure condensers. For most coastal and brackish water cooled plants, titanium is the metal of choice technically and titanium-clad tubesheets are the low cost solution.

Industrial Refrigeration:  Heat exchangers are a core component of refrigeration systems. When the cooling water is seawater, brackish, or even slightly polluted, corrosion resistant metals are necessary. Metal selection can range from stainless steel to copper alloy to titanium, and explosion-welded clad metal is often the low cost solution for making the necessary components. Applications range from refrigeration chillers on fishing boats to massive air conditioning units for skyscrapers metal, airports, and deep underground mines.

AMK Welding End Use Markets

Parts for power turbines and aircraft engines must be machined to exacting tolerances and welded according to exacting specifications. Many of those parts have complex shapes, the welding of which requires significant expertise. AMK Welding is a specialized operation that welds complex, shaped parts for machining companies that, in turn, supply the manufacturers of power turbines and aircraft engines. Some machining companies also have their own welding facilities, which compete with AMK Welding for business.

Business Segments

We operate two business segments: Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding. The Explosive Metalworking segment uses proprietary explosive processes to fuse dissimilar metals and alloys and has 40 years of experience. We believe we are the largest explosion-welded clad metal manufacturer in North America, and our two plants in Europe provide us with a leadership position in the European market. AMK Welding utilizes various specialized technologies to weld components for use in commercial and military jet engines as well as power-generation turbines and has 40 years of experience.

Explosive Metalworking

The Explosive Metalworking segment seeks to build on its leadership position in its markets. The Explosive Metalworking segment currently represents approximately 95% of our revenue. The three manufacturing plants and their respective shooting sites in Pennsylvania, France and Sweden provide the production capacity to address concurrent projects for DMC Clad’s current domestic and international customer base.

The primary product of the Explosive Metalworking segment is explosion-welded clad metal plate. Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. The characteristics of DMC Clad’s explosive metalworking processes may enable the development of new products in a variety of industries and DMC Clad continues to explore such development opportunities.

The principal product of metal cladding, regardless of the process used, is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant metal and steel, bonded together. Prior to the explosion-welded clad process, the materials are inspected, the mating surfaces are ground, and the metal plates are assembled for cladding. The process involves placing a sheet of the cladder over a parallel plate of backer material and then covering the cladder material with a layer of specifically formulated explosive. A small gap or “standoff space” is maintained between the alloy cladder and the backer substrate. The explosion is then initiated on one side of the cladder and travels across the surface of the cladder forcing it down onto the backer. The explosion happens in approximately one-thousandth of a second. The collision conditions cause a thin layer of the mating surfaces to be spalled away in a jet. This action removes oxides and surface contaminants immediately ahead of the collision point. The extreme pressures force the two metal components together, creating a metallurgical bond between them. The explosion-welded clad process produces a strong, ductile, continuous metallurgical weld over the clad surface. After the explosion is completed, the resulting clad plates are flattened and cut, and then undergo testing and inspection to assure conformance with internationally accepted product specifications.

EXPLOSION-WELDING PROCESS

Explosion-welded cladding technology is a method to weld metals that cannot be welded by conventional processes, such as titanium-steel, aluminum-steel, and aluminum-copper. It can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel. The cladding metals are typically titanium, stainless steel, aluminum, copper alloys, nickel alloys, tantalum, and zirconium. The base metals are typically carbon steel, alloy steel, stainless steel and aluminum. Although the patents for the explosion-welded cladding process have expired, DMC Clad has proprietary knowledge that distinguishes it from its competitors. The entire explosion-welded process involves significant precision in all stages, and any errors can be extremely costly as they result in the discarding of the expensive raw material metals. DMC Clad’s technological expertise is a significant advantage in preventing costly waste.

Explosion-welded clad metal is used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other industries where corrosion, temperature and pressure combine to produce demanding environments. Explosion-welded clad metal is also used to produce bimetal welding transition joints or other components which are used in ship construction, and in a variety of electrochemical industries including aluminum production.

DMC Clad’s metal products are primarily produced on a project-by-project basis conforming to requirements set forth in customers’ purchase orders. Upon receipt of an order, DMC Clad obtains the component materials from a variety of sources based on quality, availability and cost and then produces the order in one of its three manufacturing plants. Final products are processed to meet contract specific requirements for product configuration and quality/inspection level.

AMK Welding

AMK Welding employs a variety of sophisticated processes and equipment to provide specialized welding services principally to a power turbine manufacturer and commercial and military aircraft engine manufacturers. AMK Welding is located in South Windsor, Connecticut.

Welding services are provided on a project-by-project basis based on specifications set forth in customers’ purchase orders. Upon receipt of an order for welded assemblies, AMK Welding performs welding services using customer specific welding procedures.

AMK Welding uses a variety of processes and specialized equipment, including electron beam and gas tungsten arc welding processes. AMK Welding has considerable expertise in vacuum chamber welding, which is a critical capability when welding titanium, zirconium, high temperature nickel alloys and other specialty alloys. These welding techniques are used for the welding of blades and vanes and other turbine parts typically located in the hot gas path of aircraft engines. In addition to its welding capabilities, AMK Welding also uses various heat treatment and non-destructive examination processes, such as radiographic inspection, in support of its welding operations.

Suppliers, Competition, Customer Profile, Marketing and Research and Development

DMC Clad

Suppliers and Raw Materials

DMC Clad uses a range of alloys, steels and other materials for its operations, such as stainless steel, copper alloys, nickel alloys, titanium, zirconium, tantalum, aluminum and other metals. DMC Clad sources its raw materials from a number of different producers and suppliers, minimizing its exposure to any one particular supplier. DMC Clad holds a limited metal inventory and purchases its raw materials based on contract specifications. Under most contracts, any raw material price increases are passed on to DMC Clad’s customers. DMC Clad closely monitors the quality of its supplies and inspects the type, dimensions, markings, and certification of all incoming metals to ensure that the materials will satisfy applicable construction codes. DMC Clad also manufactures its own explosives from standard raw materials, thus achieving higher quality and lower cost.

Competition

Metal Cladding. DMC Clad faces competition from alternative technologies such as rollbond and weld overlay. Usually the three processes do not compete directly against each other, each having its own preferential domain of application relating to metal used and thicknesses required. However, due to specific project considerations such as technical specifications, price and delivery time, explosion-welding may have the opportunity to compete successfully against these technologies. Rollbond is only produced by a few steel mills in the world. The weld overlay process, which is produced among the many vessel fabricators who are often also DMC Clad customers, is a slow and labor intensive process that requires a large amount of floor space for the equipment.

Explosion-Welded Metal Cladding. Competition in the explosion-welded clad metal business is fragmented. DMC Clad holds a strong market position in the clad metal industry. DMC Clad is the leading producer of explosion-welded clad products in North America, and it has a strong position in Europe against smaller competitors. The main competitor in Asia is a division of Asahi Kasei, which has competitive technology and a recognized local brand name. There are several explosion-welded clad producers in China, most of whom are technically limited and are currently not exporters outside of their domestic market. To remain competitive, DMC Clad intends to continue developing and providing technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

Customer Profile

DMC Clad’s products are used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other similar industries. DMC Clad’s customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. DMC Clad’s customers can be divided into three tiers: the product end-users (e.g., operators of chemical processing plants), the engineering contractors who design plants and equipment for end-users, and the metal fabricators who manufacture the products or equipment that utilize DMC Clad’s metal products. It is typically the fabricator that places the purchase order with DMC Clad and pays the corresponding invoice. DMC Clad has developed strong relationships over the years with the engineering contractors (relatively large companies) who sometimes act as prescriptor to small local fabricators.

Marketing, sales, distribution

DMC Clad conducts its selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. DMC Clad markets its clad metal products to three tiers of customers: product end-users, engineering contractors and metal fabricators. DMC Clad’s sales office in the United States covers the Americas and Asia, its sales office in France covers Southern Europe, the Middle East and Africa, while its sales office in Sweden covers Northern Europe and Germany. In addition, DMC Clad also operates a sales office in India. Members of the global sales team may be called to work on projects located outside their territory. By maintaining relationships with its existing customers, developing new relationship with prospective customers and educating all its customers as to the technical benefits of DMC Clad’s metal-worked products, DMC Clad endeavors to have its products specified as early as possible in the design process.

In addition to its direct sales office, DMC Clad also works with sales agents located in Canada, South Africa, the United Kingdom, Germany, Italy, Norway, Finland, Saudi Arabia, Australia, Indonesia, China, Korea and Japan. DMC Clad has several exclusive or non-exclusive agreements with agents for sales and business promotion in specific territories defined by each agreement. These agency contracts cover additional sales in specific European, Middle Eastern and Far Eastern countries. Agency agreements are usually one to two years in duration and, subject to agents meeting DMC Clad’s performance expectations, are automatically renewed.

DMC Clad’s sales are generally shipped from the manufacturing locations in the United States, France and Sweden, and all shipping costs are covered by the customer. Regardless of where the sale is booked (in Europe or the U.S.), DMC Clad will produce it, capacity permitting, at the location closest to the delivery place. In the event that there is a short term capacity issue, DMC Clad produces the order at any of its production sites, prioritizing timing. The various production sites allow DMC Clad to meet customer production needs in a timely manner.

Research and Development

We prepare a formal research and development plan annually. It is implemented at the French and at the U.S. cladding sites and is supervised by a Technical Committee, chaired by the Chief Executive Officer, that reviews progress quarterly and meets once a year to establish the plan for the following 12 months. The research and development projects concern process support, new products and special customer-paid projects.

AMK Welding

At AMK Welding, the materials welded are a function of the type of parts supplied by the customers and include many steel varieties, various nickel alloys and customer-created proprietary alloys typically used in the aerospace or ground turbines industries. Other than the metal wire used in the welding process, AMK Welding does not purchase metals, and it receives the parts to be welded from the customer.

AMK Welding relies on a few key customers for the majority of its business, including GE Energy, General Electric Aircraft Engines and their first tier subcontractors, such as Barnes Aerospace, and divisions of United Technology, such as Hamilton Standard, Sikorsky Aircraft and Pratt and Whitney. In addition, AMK Welding has entered into a 5-year contract to provide welding services to the GE Energy Business of General Electric Company for up to six H System gas turbine engines per year. During the term of this contract, the customer has agreed to use AMK Welding for welding services for the first six H System gas turbine engines such customer manufactures each year. In the aircraft engine business, AMK Welding competes against a few small welding companies that are typically privately owned. AMK Welding competes successfully based on a reputation for uncompromising quality and rapid responsiveness to customer needs.

Corporate History & Recent Developments

Company History

Explosive Fabricators Inc. (“EFI”) was founded in 1965 and incorporated in 1971 as a Colorado corporation. In 1976, EFI became a licensee of Detaclad®, the explosion-weld clad process discovered by DuPont in 1959. EFI became a public company in 1977 and was renamed Dynamic Materials Corporation in 1994. In 1996, we purchased the Detaclad operating business from DuPont. We reincorporated in 1997 as a Delaware corporation. In 1998, we acquired AMK Welding, Spin Forge and Precision Machined Products (“PMP”).

In a series of transactions including open market purchases and a direct purchase of our common stock pursuant to a stock purchase agreement, SNPE, Inc. (“SNPE”), which is indirectly wholly owned by the government of France, acquired shares of our common stock, resulting by June 30, 2000 in its holding 2,763,491 shares of our common stock, or approximately 56% of our outstanding shares of common stock. On June 8, 2005, SNPE exercised its conversion rights on a convertible subordinated note it held, and the note was converted into 200,000 shares of our common stock at a conversion rate of $6 per share, increasing SNPE’s ownership to 2,963,491 shares at that time. A subsequent stock split increased this amount to the current 5,926,982 shares held by SNPE.

At the time of its acquisition of our common stock, SNPE’s parent company, Groupe SNPE, was the indirect owner of Nobelclad, which had been a licensee of the Detaclad® technology in France since 1966, and had acquired its Swedish competitor, Nitro Clad, in 1997, as well as its U.K. and German competitors in 1998. On July 3, 2001, we completed our acquisition of substantially all of the outstanding stock of Nobelclad from Nobel Explosifs France (“NEF”). NEF is wholly owned by Groupe SNPE and is a sister company to SNPE. Nobelclad and its wholly-owned subsidiary, Nitro Metall AB (“Nitro Metall”) are the primary manufacturers of explosion-welded clad products in Europe and operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, along with sales offices in each country. Products manufactured by Nobelclad and Nitro Metall are similar to those produced by DMC Clad’s domestic factory in Mount Braddock, Pennsylvania.

Historically, our Aerospace segment was comprised of three companies that we acquired in 1998:  AMK Welding, Spin Forge and PMP. Because PMP and Spin Forge were sold in October of 2003 and September of 2004, respectively, and are reported as discontinued operations, AMK Welding has become a stand-alone business segment.

Employees

As of December 31, 2005, we employed approximately 181 permanent employees the majority of whom were engaged in manufacturing operations, and the remainder were engaged in sales and marketing or corporate department.

The majority of our manufacturing employees are not unionized. Of the 181 permanent employees, 109 are U.S. based, 58 are based in France at the Nobelclad facility and 14 are based in Sweden at Nitro Metall. Approximately half of Nobelclad’s employees and all Nitro Metall employees are members of trade unions. In addition, we also use between 15 and 20 temporary workers at any given time, depending on the workload.

In 2005, approximately half of the employees of the French facility held a strike for one week, which was the first in 8 years. The strike was resolved and we believe that employee relations are good.

Insurance

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of a component that has been designed, manufactured or serviced by us, or the irregularity or failure of metal products we have processed or distributed. We believe that we maintain liability insurance adequate to protect us from future product liability claims.

Proprietary Knowledge, Permits and Patents

Protection of Proprietary Information. We hold patents related to the business of explosive metalworking and metallic processes and also own certain registered trademarks, including Detaclad®, Detacouple®, Dynalock®,

EFTEK®, ETJ 2000® and NOBELCLAD®. Although the patents for the explosion-welded cladding process have expired, our current product application patents expire on various dates through 2020. Since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business and the expiration of any single patent is not expected to have a material adverse effect on our operations. Much of the manufacturing expertise lies in the knowledge of the factors that affect the quality of the finished clad product, including the types of metals to be explosion-welded, the setting of the explosion, the composition of the explosive and the preparation of the plates to be bonded. We have developed this specialized knowledge over our 40 years of experience in the explosive metalworking business. We are very careful in protecting our proprietary know-how and manufacturing expertise, and we have implemented measures and procedures to ensure that the information remains confidential.

Permits. Explosive metalworking involves the use of explosives, making safety a critical factor in our operations. In addition, it is a highly regulated industry for which detailed permits are required. These permits require renewal every four years. See “Item 1A – Risk Factors – Risk Factors Related to Our Industry – We are subject to extensive government regulation and failure to comply could subject us to future liabilities and could adversely affect our ability to conduct or to expand our business” for a more detailed discussion of these permits.

Foreign and Domestic Operations and Export Sales

All of our sales are shipped from the manufacturing facilities located in the United States, France and Sweden. The following chart represents our net sales based on the geographic location of the customer. The sales recorded for each country are based on the country to which we shipped the product, regardless of the country of the actual end-user. Products are usually shipped to the fabricator before being passed on to the end-user.

	(Dollars in Thousands)
	For the years ended December 31,
	2005	2004	2003
United States	$32,126	$24,528	$17,879
South Korea	7,771	409	829
Canada	7,562	4,924	4,610
Spain	5,369	957	587
Malaysia	5,148	83	40
China	3,368	310	33
Netherlands	2,757	1,218	749
Belgium	2,495	2,591	795
France	2,417	1,662	1,424
Italy	2,208	2,236	1,617
Australia	1,940	5,454	1,768
Germany	939	1,978	550
Russia	838	253	1,488
Mexico	664	1,241	570
Other foreign countries	3,689	6,321	2,840

Total	$79,291	$54,165	$35,779

Company Information

Our Internet address is www.dynamicmaterials.com. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A.       Risk Factors

Risk Factors Related to Our Industry

Despite substantial growth in recent years in our existing markets, growth in such markets may not continue at the same rate indefinitely.

From 2003 to 2004 and from 2004 to 2005, sales by DMC Clad increased by 55% and 47%, respectively. However, the explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration.  These industries tend to be cyclical in nature, and there can be no assurance that the construction and other needs of those industries for our products will continue to grow at current rates.  An economic slowdown in one or all of these industries, whether due to cyclicality or other factors, could impact capital expenditures within the industry.  If demand from such industries were to decline or even grow less quickly, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition and results of operations.

There is a limited availability of sites suitable for cladding operations.

Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including lack of proximity to a densely populated area, the specific geological characteristics of the site, and the ability to comply with local noise and vibration abatement regulations in conducting the process. The process of identifying suitable sites and obtaining permits for using the sites from local government agencies can be time-consuming and may not be successful. In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of proposed sites.  The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits would have a material adverse effect on our business, financial condition and results of operations.

Certain raw materials we use are subject to supply shortages due to general economic conditions.

Although we generally use standard metals and other materials in manufacturing our products, certain materials such as specific grades of carbon steel, titanium, zirconium and nickel can be subject to supply shortages due to general economic conditions or problems with individual suppliers. While we seek to maintain sufficient alternative supply sources for these materials, there can be no assurance that we will always be able to obtain sufficient supplies or obtain supplies at acceptable prices without production delays, additional costs or a loss of product quality. If we were to fail to obtain sufficient supplies on a timely basis or at acceptable prices, such loss or failure could have a material adverse effect on our business, financial condition and results of operations.

Certain raw materials we use are subject to price increases due to general economic conditions.

The markets for certain metals and other raw materials used in our business are highly variable and are characterized by periods of increasing prices. We generally do not hedge commodity prices or enter into forward supply contracts, and instead we endeavor to pass along price variations to our customers. We may see a general downturn in business if the price of raw materials increases enough for our customers to delay planned projects or use alternative materials to complete their projects.

We are subject to extensive government regulation and failure to comply could subject us to future liabilities and could adversely affect our ability to conduct or to expand our business.

We are subject to extensive government regulation in the United States, France and Sweden, including guidelines and regulations for the safe manufacture, handling, transport and storage of explosives provided by the U.S. Bureau of Alcohol, Tobacco and Firearms, the Federal Motor Carrier Safety Regulations set forth by the U.S. Department of Transportation and the Safety Library Publications of the Institute of Makers of Explosive and similar guidelines of their European counterparts.  In Sweden, the purchase, transport, storage and use of explosives is governed by a permit issued by the Police Authority of the County of Varmland.  (In France, the manufacture and transportation of explosives is subcontracted to Nobel Explosifs France, an affiliate of SNPE, which is responsible for compliance with regulations established by various State and local governmental agencies concerning the handling and transportation of explosives.)  We must comply with licensing and regulations for the purchase, transport, storage, manufacture, handling and use of explosives. In addition, while our shooting facilities in France and Sweden are located outdoors, our shooting facility in Pennsylvania is located in a mine, which subjects us to certain regulations and oversight of governmental agencies that oversee mines.

We are also subject to extensive environmental and occupational safety regulation, as described below under “ – Liabilities under environmental and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities, as well as the assessment of strict liability and/or joint and several liability” and “ – The use of explosives subjects us to additional regulation, and any accidents or injuries could subject us to significant liabilities.”

The export of certain products from the United States is restricted by U.S. export regulations.  These regulations generally prevent the export of products that could be used by certain end-users, such as those in the nuclear or biochemical industries.  In addition, the use and handling of explosives may be subject to increased regulation due to heightened concerns about security and terrorism. Such regulations could restrict our ability to access and use explosives and increase costs associated with the use of such explosives, which could have a material adverse effect on our business, financial condition and results of operations.

Any failure to comply with current and future regulations in the U.S. and Europe could subject us to future liabilities. In addition, such regulations could restrict our ability to expand our facilities, construct new facilities, compete in certain markets or could require us to incur other significant expenses in order to maintain compliance. Accordingly, our business, results of operations or financial condition could be adversely affected by our non-compliance with applicable regulations, by any significant limitations on our business as a result of our inability to comply with applicable regulations, or by any requirement that we spend substantial amounts of capital to comply with such regulations.

Liabilities under environmental and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities, as well as the assessment of strict liability and/or joint and several liability.

We are subject to extensive environmental and safety regulation in the United States and Europe. Any failure to comply with current and future environmental and safety regulations could subject us to significant liabilities. In particular, any failure to control the discharge of hazardous materials and wastes could subject us to significant liabilities, which could adversely affect our business, results of operations or financial condition.

We and all our activities in the United States are subject to federal, state and local environmental and safety laws and regulations, including but not limited to, noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations issued and laws enforced by the labor and employment departments of the U.S. and the states in which we conduct business, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. In France, we and all our activities are subject to state environmental and safety regulations established by various departments of the French Government, including the Ministry of Labor, the Ministry of Ecology and the Ministry of Industry, and to local environmental and safety regulations and administrative procedures established by DRIRE (Direction Régionale de l’Industrie, de la Recherche et de l’Environnement) and the Préfecture des Pyrénées Orientales.  In Sweden, we and all our activities are subject to various safety and environmental regulations, including those established by the Work Environment Authority of Sweden in its Work Environment Act.  In addition, our shooting operations in France and Sweden may be particularly vulnerable to noise abatement regulations because these operations are primarily conducted outdoors.

Changes in, or compliance with, environmental and safety regulations could inhibit or interrupt our operations, or require modifications to our facilities. Any actual or alleged violations of environmental and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability under applicable law.  Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our or our predecessor’s past or present facilities and at third party waste disposal sites.  We could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage.  Accordingly, environmental, health or safety matters may result in significant unanticipated costs or liabilities.

The use of explosives subjects us to additional regulation, and any accidents or injuries could subject us to significant liabilities.

Our operations involve the detonation of large amounts of explosives.  As a result, we are required to use specific safety precautions under U.S. Occupational Safety and Health Administration guidelines and guidelines of similar entities in France and Sweden.  These include precautions which must be taken to protect employees from exposure to sound and ground vibration or falling debris associated with the detonation of explosives.  There is a risk that an accident or death could occur in one of our facilities.  Any accident could result in significant manufacturing delays, disruption of operations or claims for damages resulting from death or injuries, which could result in decreased sales and increased expenses. To date, we have not incurred any significant delays, disruptions or claims resulting from accidents at our facilities.  The potential liability resulting from any accident or death, to the extent not covered by insurance, may require us to use other funds to satisfy our obligations and could cause our business to suffer.  See “ – Our use of explosives is an inherently dangerous activity that could lead to temporary or permanent closure of our shooting sites” below.

Our use of explosives is an inherently dangerous activity that could lead to temporary or permanent closure of our shooting sites.

We use a large amount of explosives in connection with the creation of clad metals and the shock synthesis of diamonds.  The use of explosives is an inherently dangerous activity.  Explosions, even if occurring as intended, can lead to damage to the shooting facility or to equipment used at the facility or injury to persons at the facility. If a person were injured or killed in connection with such explosives, or if equipment at the mine or either of the outdoor locations were damaged or destroyed, we might be required to suspend our operations for a period of time while an investigation is undertaken or repairs are made.  Such a delay might impact our ability to meet the demand for our products.  In addition, if the mine were seriously damaged, we might not be able to locate a suitable replacement site to continue our operations.

The manufacture of industrial grade diamonds utilizing explosive shock synthesis requires the use of a large quantity of explosives.  Although this activity only represents approximately 1% of revenues, we are required to provide this service pursuant to a contractual relationship with the landlord of our shooting site in Dunbar, Pennsylvania.  While the production of diamonds increases the risk of damage to the mine, we are required to continue this activity, despite its low contribution to revenues.

Risk Factors Related to Dynamic Materials Corporation

Our operating results fluctuate from quarter to quarter.

We have experienced, and expect to continue to experience, fluctuations in annual and quarterly operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, acquisitions and divestitures, and general economic conditions.  The upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other diversified industries to which we sell our products are, to varying degrees, cyclical and tend to decline in response to overall declines in industrial production. As a result, our business is also cyclical, and the demand for our products by these customers depends, in part, on overall levels of industrial production. Any future material weakness in demand in any of these industries could materially reduce our revenues and profitability. In addition, the threat of terrorism and other geopolitical uncertainty could have a negative impact on the global economy, the industries we serve and our operating results.

We typically do not obtain long-term volume purchase contracts from our customers. Quarterly sales and operating results, therefore, depend on the volume and timing of backlogs as well as bookings received during the quarter. Significant portions of our operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by our inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results to be expected for any future period. Fluctuations in operating results may also result in fluctuations in the price of our common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Customers have the right to change orders until products are completed.

Customers have the right to change orders after they have been placed.  If orders are changed, the extra expenses associated with the change will be passed on to the customer.  However, because a change in an order may delay completion of the project, recognition of income for the project may also be delayed.

There is no assurance that we will continue to compete successfully against other clad and welding companies.

Our explosion-welded clad products compete with explosion-welded clad products made by other manufacturers in the clad metal business located throughout the world and with clad products manufactured using other technologies. Our combined North American and European operations typically supply explosion-welded clad to the worldwide market. There is one other well-known explosion-welded clad supplier worldwide, a division of Asahi-Kasei Corporation of Japan. There are also a number of smaller companies worldwide with explosion-welded clad manufacturing capability, including several companies in China. There are currently no other significant North American based explosion-welded clad suppliers. We focus strongly on reliability, product quality, on-time delivery performance, and low cost manufacturing to minimize the potential of future competitive threats. However, there is no guarantee we will be able to maintain our competitive position.

Explosion-welded clad products also compete with those manufactured by rollbond and weld overlay cladding processes. In rollbond technology, the clad and base metal are bonded together during a hot rolling process in which slab is converted to plate. In weld overlay, which is typically performed by our fabricator customers, the cladding layer is deposited on the base metal through a fusion welding process. The technical and commercial niches of each cladding process are well understood within the industry and vary from one world market location to another. Our products compete with weld overlay clad products manufactured by a significant number of our fabricator customers.

AMK Welding competes principally with other domestic companies that provide welding services to the aircraft engine and power generation industries. Some of these competitors have established positions in the market and long standing relationships with customers. To remain competitive, we must continue to develop and provide technologically advanced welding, heat-treat and inspection services, maintain quality levels, offer flexible delivery schedules, and compete favorably on the basis of price. We compete against other welding companies on the basis of quality, performance and cost. There can be no assurance that we will continue to compete successfully against these companies.

We are dependent on a relatively small number of customers for a significant portion of our net sales.

A significant portion of our net sales is derived from a relatively small number of customers. We expect to continue to depend upon our principal customers for a significant portion of our sales, although there can be no assurance that our principal customers will continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition and results of operations. In past years, the majority of DMC Clad’s revenues have been derived from customers in the upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration industries and the majority of AMK Welding’s revenues have been derived from customers in the aircraft engine and power generation industries. Economic downturns in these industries could have a material adverse effect on our business, financial condition and results of operations.

AMK Welding, which contributes approximately 5% to our total sales, continues to rely primarily on one customer for the majority of its sales. This customer and AMK Welding have entered into a long-term supply agreement for certain of the services provided to this customer. Any termination of or significant reduction in AMK Welding’s business relationship with this customer could have a material adverse effect on AMK Welding’s business and financial condition.

Failure to attract and retain key personnel could adversely affect our current operations.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain of these key personnel could have a material adverse effect on our business, results of operations and financial condition. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to produce our products, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.

We are subject to the risk of work stoppages and other labor relations matters, particularly in France and Sweden, where some of our employees are unionized. The employees at our U.S. facility, where the majority of products are manufactured, are not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations. We most recently experienced a one-week work stoppage in 2005 at our facility in France. This strike did not materially impact operations, but we cannot assure you that a work stoppage at one or more of our facilities will not materially impair our ability to operate our business in the future.

The unsuccessful integration of a business we acquire could have a material adverse effect on operating results.

We continue to consider possible acquisitions as part of our growth strategy. Any potential acquisition may require additional debt or equity financing, resulting in additional leverage and dilution to existing stockholders. We cannot assure you that any future acquisition will be consummated, or that if consummated that we will be able to integrate such acquisition successfully without a material adverse effect on our financial condition or results of operations.

SNPE has a significant influence on our company and could take actions that may not be consistent with the desires of other stockholders.

As of December 31, 2005, SNPE, Inc., an affiliate of Groupe SNPE of France, controlled more than 50% of our outstanding common stock.  SNPE has significant influence over our management and affairs and matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions.  This concentration of power may have the effect of actions being taken or not taken according to the desires of SNPE.

SNPE has indicated that it is exploring the sale of our common stock.

On February 28, 2006, SNPE filed a Schedule 13D/A with the Securities and Exchange Commission in which it stated that it was exploring the sale of up to all of its shares of our common stock in an underwritten secondary offering, and that it was evaluating the opportunity and has engaged in discussions with us and potential underwriters in connection with such a sale.  SNPE further disclosed that it intended to relinquish control over us and fully liquidate its equity interest in connection with such an offering.  While there can be no assurance that such a sale will occur, sales of substantial amounts of our common stock in the open market, or the perception that those sales could occur, could adversely affect prevailing market prices for our common stock and could impair our ability to raise capital in the future through the sale of our equity securities.

ITEM 1B.       Unresolved Staff Comments

None.

ITEM 2.          Properties

Our corporate headquarters are located in Boulder, Colorado. The lease for the office space is currently set to expire on February 28, 2010, with renewal options through February 28, 2016.

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania. We currently lease our only domestic shooting site, which is located in Dunbar, Pennsylvania. The shooting site in Dunbar Pennsylvania supports our manufacturing facility in Mount Braddock, Pennsylvania. The lease for the Dunbar property will expire on December 15, 2010, but we have options to renew the lease that extend through December 15, 2029. Our French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France and Tautavel, France (except for a small portion in Tautavel that is leased). This lease expires on December 31, 2011 and may be extended. Our Swedish subsidiary, Nitro Metall, owns the land and buildings housing its manufacturing operations in Likenas, Sweden. Both the buildings and the land housing the Nitro Metall shooting site and sales office in Likenas, Sweden and Filipstad, Sweden, respectively, are leased. The leases in Filipstad are automatically renewed every year. The sites in Pennsylvania, France and Sweden are part of the Explosive Metalworking segment. In addition, we own the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	9,140 sq. ft.	Leased	February 28, 2010, with renewal options through February 28, 2016
Mt. Braddock, Pennsylvania	Clad Plate Manufacturing	48,000 sq. ft.	Owned
Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2010, with renewal options through December 15, 2029
Rivesaltes, France	Clad Plate Manufacturing, Nobelclad Europe Sales and Administration Office	53,000 sq. ft.	Owned
Tautavel, France	Clad Shooting Site	114 acres	107 acres owned, 7 acres leased	December 31, 2011
Likenas, Sweden	Clad Plate Manufacturing	26,000 sq. ft.	Owned
Likenas, Sweden	Clad Plate Shooting Site	15 acres	Leased	January 1, 2016
Filipstad, Sweden	Nitro Metall Sales Office	850 sq. ft.	Leased	January 1, 2007 (renews annually)
South Windsor, Connecticut	AMK Welding	21,000 sq. ft.	Owned

ITEM 3.          Legal Proceedings

Although we may in the future become a party to litigation, there are no pending legal proceedings against us.

ITEM 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for vote during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

ITEM 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “BOOM.”  The following table sets forth quarterly high and low bid quotations for the common stock during our last two fiscal years, as reported by Nasdaq, adjusted to give effect to the 2-for-1 stock split effective October 13, 2005. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
2006

January 1, 2006 to February 28, 2006	$38.44	$27.01

2005

First Quarter	$19.48	$4.31
Second Quarter	$22.59	$10.99
Third Quarter	$26.25	$17.20
Fourth Quarter	$32.56	$18.25

2004

First Quarter	$1.77	$1.40
Second Quarter	$2.00	$1.36
Third Quarter	$1.89	$1.29
Fourth Quarter	$8.78	$1.35

As of February 28, 2006, there were approximately 345 holders of record of our common stock.

We did not declare dividends in 2004. We declared and paid a $0.10 per share dividend in 2005. On February 23, 2006, we declared a dividend of $0.15 per share of common stock payable on March 22, 2006 to stockholders of record on March 10, 2006. We may pay annual dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax law and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

ITEM 6.          Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations
Net sales	$79,291	$54,165	$35,779	$38,880	$32,073
Cost of products sold	55,856	40,559	26,802	26,673	22,474
Gross profit	23,435	13,606	8,977	12,207	9,599
Cost and expenses	7,667	6,718	5,661	5,011	4,736
Income from operations	15,768	6,888	3,316	7,196	4,863
Other expense, net	163	524	527	742	849
Income before income taxes	15,605	6,364	2,789	6,454	4,014
Income tax provision	5,233	1,961	1,504	2,528	723
Income from continuing operations	10,372	4,403	1,285	3,926	3,291
Discontinued operations, net of tax	—	(1,570)	(1,993)	(1,437)	(503)
Cumulative effect of change in accounting principle, net of tax benefit of $1,482	—	—	—	(2,318)	—
Net income (loss)	$10,372	$2,833	$(708)	$171	$2,788

Income from continuing operations per share:
Basic	$0.92	$0.43	$0.13	$0.39	$0.33
Diluted	$0.86	$0.41	$0.13	$0.38	$0.32
Net income (loss) per share:
Basic	$0.92	$0.28	$(0.07)	$0.02	$0.28
Diluted	$0.86	$0.27	$(0.06)	$0.02	$0.27
Weighted average number of shares outstanding:
Basic	11,290,053	10,269,080	10,134,648	10,084,764	10,006,798
Diluted	12,086,884	10,968,090	10,621,612	10,574,102	10,502,446

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$—	$—	$—	$—

Financial Position
Current assets	$36,552	$26,246	$14,911	$15,237	$14,558
Total assets	55,311	43,753	35,262	33,698	36,913
Current liabilities	14,838	16,962	10,114	8,382	8,061
Non-current liabilities	5,518	6,721	9,564	9,753	14,207
Stockholders’ equity	34,955	20,070	15,584	15,563	14,646

Selected unaudited quarterly financial data for the years ended December 31, 2005 and 2004 is presented below:

(Dollars in Thousands, Except Per Share Data)

	Year ended December 31, 2005
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$17,510	$18,376	$20,238	$23,167

Gross profit	$4,650	$5,215	$6,268	$7,302

Income from continuing operations	$1,648	$2,115	$3,152	$3,457

Net income	$1,648	$2,115	$3,152	$3,457

Income from continuing operations per share - basic	$0.15	$0.19	$0.27	$0.29

Income from continuing operations per share - diluted	$0.14	$0.18	$0.26	$0.28

Net income per share - basic	$0.15	$0.19	$0.27	$0.29

Net income per share - diluted	$0.14	$0.18	$0.26	$0.28

	Year ended December 31, 2004
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$10,160	$11,985	$12,070	$19,950

Gross profit	$2,265	$2,837	$3,250	$5,254

Income from continuing operations	$406	$563	$1,136	$2,298

Net income (loss)	$208	$(507)	$834	$2,298

Income from continuing operations per share - basic	$0.04	$0.06	$0.11	$0.22

Income from continuing operations per share - diluted	$0.04	$0.05	$0.11	$0.20

Net income (loss) per share - basic	$0.02	$(0.05)	$0.08	$0.22

Net income (loss) per share - diluted	$0.02	$(0.05)	$0.08	$0.20

The total net income (loss) per share for the 2005 and 2004 quarters do not equal net income (loss) per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data included elsewhere in this annual report.

Unless stated otherwise, all dollar figures in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into two segments:  Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding. In 2005, Explosive Metalworking accounted for more than 95% of our net sales and income from operations of continuing operations. In 2004 and 2003, Explosive Metalworking accounted for more than 94% and 92%, respectively, of our net sales, and more than 95% and 86%, respectively, of income from operations of continuing operations.

Our 2005 net sales increased 46.4% compared to 2004, reflecting Explosive Metalworking year-to-year net sales increases in our U.S.-based and European operations of 41.2% and 60.2%, respectively. Our income from operations of continuing operations increased 128.9%, to $15,768 in 2005 from $6,888 in 2004, reflecting an $8,551 improvement in Explosive Metalworking’s operating income and a $329 improvement in AMK Welding’s operating income. Income from continuing operations before discontinued operations increased 135.6%, to $10,372 in 2005 from $4,403 in 2004. Our net income increased more than three-fold, to $10,372 in 2005 from $2,833 in 2004. Our 2004 net income included a loss from discontinued operations of $1,570 relating to the divestiture of the Spin Forge division that we completed in September 2004.

Net sales

Explosive Metalworking’s net sales are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to fabricator customers that fabricate industrial equipment for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. Historically, with the exception of the large nickel hydrometallurgy project orders that we receive periodically, U.S. demand for our clad metal products has been largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities. However, during 2005, we saw an increase in U.S. order inquiries relating to new plants and large plant expansion projects in the U.S. and other parts of the world. In contrast to the U.S. market, historical demand for our clad products in Europe and Asia has been more dependent on large projects, such as the building of new PTA plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum smelting industry.

AMK Welding’s net sales are generated from welding, heat treat and inspection services that are provided with respect to customer-supplied parts for customers primarily involved in the power generation industry and aircraft engine markets.

A significant portion of our net sales is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing favorably on the basis of price.

DMC Clad’s business is cyclical since it is linked to its customers’ end-market activity. The construction cycle for new manufacturing capacity in the chemical industry has historically been quite pronounced. It is driven both by world economic demand growth and capacity utilization. As capacity starts to become tight for various chemicals and prices begin to rise, new manufacturing capacity is added in relatively large incremental amounts. Excess capacity drives prices down and capacity utilization drops. This has historically been a seven- to ten-year cycle.

Gross profit and cost of products sold

Cost of products sold for Explosive Metalworking include the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

AMK Welding’s cost of products sold consists principally of employee compensation and benefits, welding supplies (wire and gas), depreciation of manufacturing facilities and equipment, outside services and other manufacturing overhead expenses.

Discontinued operations

In October 2003, we completed the sale of our PMP division, and in September 2004, we completed the sale of our Spin Forge division. The loss from the discontinued operations of PMP and Spin Forge decreased from $1,993 in 2003 to $1,570 in 2004, with the 2004 loss including a net of tax loss of $787 from the Spin Forge sale and the 2003 loss including a net of tax loss of $710 from the sale of PMP. Discontinued operations included net of tax operating losses of $783 in 2004 and $1,283 in 2003, with the entire 2004 amount relating to Spin Forge and the 2003 amount including net of tax operating losses from both Spin Forge and PMP in the amounts of $696 and $587, respectively.

Income taxes

Our effective income tax rate increased to 33.5% in 2005 from 30.8% in 2004. Income tax provisions on the 2005 and 2004 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates. We expect that our future effective tax rates will be higher than those experienced in 2005 and 2004 as a result of the recognition of U.S. tax benefits relating to research and development tax credits, extraterritorial income exclusions and foreign tax credits in 2005 and 2004. Going forward, based upon existing tax regulations and current Federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 36% and 38%.

Year ended December 31, 2005 compared to Year Ended December 31, 2004

Net sales

	2005	2004	Change	Percentage Change
Net sales	$79,291	$54,165	$25,126	46.4%

Net sales for 2005 increased 46.4% to $79,291 from $54,165 in 2004. Explosive Metalworking sales increased 47.1% to $75,582 in 2005 (95% of total sales) from $51,375 in 2004 (95% of total sales). The Explosive Metalworking sales increase reflects a 41.2% increase in sales by our U.S.-based operations and a 60.2% U.S. dollar sales increase at Nobelclad Europe. The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that this business segment serves.

AMK Welding contributed $3,709 to 2005 sales (5% of total sales) versus sales of $2,790 in 2004 (5% of total sales).

Gross profit

	2005	2004	Change	Percentage Change
Gross profit	$23,435	$13,606	$9,829	72.2%
Percentage of net sales	29.6%	25.1%

Gross profit increased by 72.2% to $23,435 in 2005 from $13,606 in 2004. Our 2005 consolidated gross profit margin rate increased to 29.6% from 25.1% in 2004. The gross profit margin for Explosive Metalworking increased from 25.4% in 2004 to 29.8% in 2005 and the gross profit margin for AMK Welding increased to 25.2% in 2005 from 20.5% in 2004. The gross margin increase for Explosive Metalworking reflects an increase in the U.S. gross margin rate from 28.4% in 2004 to 30.6% in 2005 that was accompanied by an increase in the Nobelclad Europe rate to 28.1% in 2005 from 18.8% in 2004. The gross margin improvements for both Explosive Metalworking and AMK Welding relate primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses. The Explosive Metalworking gross margin increase also reflects higher average prices in 2005, particularly with respect to our European operations.

General and administrative expenses

	2005	2004	Change	Percentage Change
General & administrative expenses	$4,051	$3,335	$716	21.5%
Percentage of net sales	5.1%	6.2%

General and administrative expenses increased by $716, or 21.5%, to $4,051 in 2005 from $3,335 in 2004. This increase in general and administrative expenses reflects an $831 increase in spending by our U.S. operations, which was partially offset by a $115 decrease in our European general and administrative expenses. Increased spending in our U.S. operations, which currently absorb all corporate headquarters expenses, reflects an aggregate increase of $310 in audit, tax consulting and investor relations expenses, a $336 increase in accrued incentive compensation expense, and the impact of annual salary adjustments. The 2005 increases in audit, tax advisory, consulting and investor relations expenses relates primarily to compliance with the Sarbanes-Oxley Act of 2002, tax planning initiatives and increased investor relations activities. As a percentage of net sales, general and administrative expenses decreased to 5.1% in 2005 from 6.2% in 2004. This decreased percentage is attributable to the significant increase in 2005 net sales.

Selling expenses

	2005	2004	Change	Percentage Change
Selling expenses	$3,616	$3,383	$233	6.9%
Percentage of net sales	4.6%	6.2%

Selling expenses increased by 6.9% to $3,616 in 2005 from $3,383 in 2004. The $233 increase in selling expenses reflects increases of $36 and $197 for our U.S. operations and European operations, respectively. Increased European selling expenses reflect an increase in outside sales commissions paid to third party agents that represent DMC in certain countries, and is attributable to the 2005 sales increase. As a result of the significant increase in 2005 net sales, selling expenses as a percentage of net sales decreased to 4.6% in 2005 from 6.2% in 2004.

Income from operations of continuing operations

	2005	2004	Change	Percentage Change
Income from operations of continuing operations	$15,768	$6,888	$8,880	128.9%

Income from operations increased by 128.9% to $15,768 in 2005 from $6,888 in 2004. Explosive Metalworking reported income from operations of $15,160 in 2005 as compared to $6,609 in 2004. This 129.4% increase is largely attributable to the 47.1% sales increase discussed above.

AMK Welding reported income from operations of $608 in 2005, an increase of 117.9% from the $279 that it reported in 2004, which increase follows the 32.9% sales increase.

Interest expense, net

	2005	2004	Change	Percentage Change
Interest expense, net	$156	$531	$(375)	(70.6)%

Net interest expense decreased by 70.6% to $156 in 2005 from $531 in 2004. This decrease in net interest expense reflects a significant decrease in average outstanding borrowings during 2005 that resulted from the pay down of bank line of credit borrowings and SNPE’s conversion of a $1.2 million convertible subordinated note into our common stock.

Income tax provision

	2005	2004	Change	Percentage Change
Income tax provision	$5,233	$1,961	$3,272	166.9%
Percentage	33.5%	30.8%

We recorded an income tax provision of $5,233 in 2005 compared to $1,961 in 2004. The effective tax rate increased to 33.5% in 2005 from 30.8% in 2004. The 2005 and 2004 income tax provisions include $3,515 and $1,663, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.

Loss from discontinued operations

	2005	2004	Change	Percentage Change
Loss from discontinued operations	$—	$1,570	$(1,570)	(100.0)%

We completed the divestiture of our Spin Forge division in September 2004. Under the principal divestiture agreement, we sold the assets of the Spin Forge division to a third party, excluding certain equipment and real estate which were leased or subleased to the buyer, for a sales price of approximately $1,665 to be paid in cash according to the arrangement set forth in the divestiture agreement. With respect to the Spin Forge manufacturing equipment and tooling, we recorded an after tax impairment loss of $619 based upon the difference between the carrying value of the equipment and the present value of the future minimum equipment lease payments from the lessee plus estimated liquidation proceeds at the end of the minimum lease term. The 2004 loss from discontinued operations of $1,570 includes a net of tax loss of $787 from the Spin Forge divestiture, which reflects the asset impairment loss discussed above plus divestiture transaction costs, and the net of tax operating loss of $783 that Spin Forge reported from January 1 through September 17, 2004.

We held a purchase option on the Spin Forge real estate that allowed us to purchase the real estate for $2,880, a price that was below the real estate’s appraised value. The value inherent in the real estate purchase option was believed to be significant but was not considered in the calculation of the above reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization. We completed the sale of the purchase option on the Spin Forge real estate in January 2006. The option rights were sold to the property owner for $2.3 million. We will record a pre-tax gain of approximately $2.2 million on this transaction, which will be reported in the first quarter of 2006 as part of the discontinued operations line item, net of related taxes. We continue to own the Spin Forge manufacturing equipment and tooling and lease it to the third party purchaser of the Spin Forge business. To the extent that this third party does not exercise its option to purchase all or a portion of the leased equipment and tooling when the lease term expires on January 1, 2007, we plan to immediately liquidate such equipment.

Year ended December 31, 2004 compared to Year Ended December 31, 2003

Net sales

	2004	2003	Change	Percentage Change
Net sales	$54,165	$35,779	$18,386	51.4%

Net sales for 2004 increased 51.4% to $54,165 from $35,779 in 2003. Explosive Metalworking sales increased 55.5% to $51,375 in 2004 (95% of total sales) from $33,043 in 2003 (92% of total sales). The Explosive Metalworking sales increase reflects a 68.7% increase in U.S. sales and a smaller 32.5% U.S. dollar sales increase at Nobelclad Europe. The Nobelclad Europe sales increase of approximately $3.9 million includes a sales volume increase of approximately $2.7 million and a favorable foreign exchange translation adjustment of approximately $1.2 million relating to the decline in the value of the U.S. dollar against the Euro. The large year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that we serve.

AMK Welding contributed $2,790 to 2004 sales (5% of total sales) versus sales of $2,736 in 2003 (8% of total sales). The relatively flat sales at AMK Welding were expected as AMK Welding was waiting for a customer to transition a new ground-based turbine system from development into production.

Gross profit

	2004	2003	Change	Percentage Change
Gross profit	$13,606	$8,977	$4,629	51.6%
Percentage of net sales	25.1%	25.1%

Gross profit for 2004 increased by 51.6% to $13,606 from $8,977 in 2003. Our 2004 consolidated gross profit margin rate of 25.1% was the same as that for 2003. The gross profit margin for Explosive Metalworking increased from 25.0% in 2003 to 25.4% in 2004, while the gross profit margin for AMK Welding decreased to 20.5% in 2004 from 26.1% in 2003. The gross margin increase for Explosive Metalworking reflects a small decrease in the U.S. gross margin rate from 29.1% in 2003 to 28.4% in 2004 that was more than offset by an increase in the European gross margin rate to 18.8% in 2004 from 17.9% in 2003. The gross margin decline at AMK Welding is principally attributable to unfavorable changes in product mix as higher development work performed in 2003 on a customer’s new ground turbine did not recur at the same volume levels in 2004 and was replaced by lower margin aircraft engine work.

General and administrative expenses

	2004	2003	Change	Percentage Change
General & administrative expenses	$3,335	$2,645	$690	26.1%
Percentage of net sales	6.2%	7.4%

General and administrative expenses increased by $690, or 26.1%, to $3,335 in 2004 from $2,645 in 2003. The increase in general and administrative expense includes an approximate $260 increase in incentive compensation expense resulting from the large increase in 2004 pre-tax earnings, increased tax consulting expenses of approximately $125 relating to special tax studies that were performed during 2004 to maximize our use of available U.S. federal income tax credits and deductions, and an increase of approximately $150 in aggregate audit, legal and board of director fees that relates principally to the direct and indirect costs of complying with various aspects of the Sarbanes-Oxley Act of 2002. As a percentage of net sales, general and administrative expenses decreased to 6.2% in 2004 from 7.4% in 2003. This decreased percentage is attributable to the significant increase in 2004 net sales.

Selling expenses

	2004	2003	Change	Percentage Change
Selling expenses	$3,383	$3,016	$367	12.2%
Percentage of net sales	6.2%	8.4%

Selling expenses increased by 12.2% to $3,383 in 2004 from $3,016 in 2003. Selling expenses for our U.S. operations increased from $1,534 in 2003 to $2,045 in 2004, with this increase being partially offset by a reduction in European selling expenses from $1,482 in 2003 to $1,338 in 2004. The increase in selling expenses for our U.S. operations reflects an approximate $310 increase in accrued bonus expense associated with the higher profitability of the U.S. Clad Metal Division in 2004 and increased spending in 2004 on business travel and outside consultants relating to the higher level of business activity and the pursuit of new business development opportunities. The decline in selling expenses for our European operations relates principally to a decrease in commissions paid to third party agents that represent us in certain countries. As a result of the significant increase in 2004 net sales, selling expenses as a percentage of net sales decreased to 6.2% in 2004 from 8.4% in 2003.

Income from operations of continuing operations

	2004	2003	Change	Percentage Change
Income from operations of continuing operations	$6,888	$3,316	$3,572	107.7%

Income from operations increased by 107.7% to $6,888 in 2004 from $3,316 in 2003. Explosive Metalworking reported income from operations of $6,609 in 2004 as compared to $2,855 in 2003. This 131.5% increase in Explosive Metalworking operating income is largely attributable to the 55.5% sales increase discussed above.

AMK Welding reported income from operations of $279 in 2004 compared to $461 in 2003. Development work performed in 2003 on a new ground-based turbine did not recur at the same levels during 2004 and the absence of such higher margin work in 2004 is largely responsible for the decline in AMK Welding’s operating income levels.

Interest expense, net

	2004	2003	Change	Percentage Change
Interest expense, net	$531	$508	$23	4.5%

Interest expense increased by 4.5% to $531 in 2004 from $508 in 2003. This increase in interest expense reflects an increase in average borrowings under our U.S. bank line of credit to support the higher level of working capital required by the significant growth in production and sales levels in 2004. This increase offset a reduction in our outstanding term debt, from $8,649 at December 31, 2003 to $5,957 at the end of 2004. The increase in interest expense also reflects higher average interest rates in the U.S. on our variable rate line of credit and term debt borrowings. Related party interest expense totaled $146 and $182 in 2004 and 2003, respectively.

Income tax provision

	2004	2003	Change	Percentage Change
Income tax provision	$1,961	$1,504	$457	30.4%
Percentage	30.8%	53.9%

We recorded an income tax provision of $1,961 in 2004 on income from continuing operations as compared to an income tax provision of $1,504 in 2003. The effective tax rate decreased to 30.8% in 2004 from 53.9% in 2003. The 2004 and 2003 income tax provisions include $1,663 and $1,480, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall. Income tax provisions on the 2004 and 2003 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates. Our 2004 effective tax rate was unusually low as a result of the recognition of U.S. tax benefits aggregating more than $500 relating to research and development tax credits, extraterritorial income exclusions and foreign tax credits. These tax credits and income exclusions were generated from business activities and transactions that occurred in tax years prior to 2004 but were not probable and estimable until the fourth quarter of 2004 when special tax studies were completed.

The effective tax rate for 2003 was high because U.S. taxes were provided at a 39% rate on $732 of intercompany dividends received in 2003 from Nobelclad. The dividend income was eliminated in our consolidated statement of operations, but U.S. taxes were provided on such dividend income in the consolidated income tax provision without any offsetting tax credit as the recoverability of that tax credit did not meet the “more likely than not” test required by Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes. This increased the consolidated effective tax rate from an expected rate of approximately 39% to an actual rate of 53.9%.

Loss from Discontinued Operations

	2004	2003	Change	Percentage Change
Loss from discontinued operations	$1,570	$1,993	$(423)	(21.2)%

On October 7, 2003, we completed the sale of our PMP division. In our 2003 financial statements, we reported the loss on the sale of PMP as well as the operating losses reported by PMP in prior years as discontinued operations, net of related tax benefits. On September 17, 2004, we completed the divestiture of our Spin Forge division, as discussed above. The net loss from the discontinued operations of PMP and Spin Forge decreased from $1,993 in 2003 to $1,570, with the 2004 net loss including a net of tax loss of $787 from the Spin Forge divestiture and the 2003 net loss including a net of tax loss of $710 from the sale of PMP. Discontinued operations included net of tax operating losses of $783 in 2004 and $1,283 in 2003, with the entire 2004 amount relating to Spin Forge and the 2003 amount including net of tax operating losses from both Spin Forge and PMP in the amounts of $696 and $587, respectively.

LIQUIDITY AND CAPITAL RESOURCES

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock. We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service and capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies, including our ability to secure new customer orders at our operating divisions, and to continue to implement cost-effective internal processes.

Debt and other contractual obligations and commitments

Any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. As of December 31, 2005, we were in compliance with all financial covenants and other provisions of our debt agreements.

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2005:

	Payment Due by Period
	As of December 31, 2005
	Less than			More than	Total
	1 Year	1-3 Years	4-5 Years	5 Years
SNPE S.A. line of credit	$45	$—	$—	$—	$45
Term loan with French bank	343	686	—	—	1,029
Industrial development revenue bonds	185	420	490	625	1,720
Total debt obligations *	573	1,106	490	625	2,794

Operating lease obligations**	337	556	437	155	1,485

Purchase obligations **	5,991	—	—	—	5,991
Total	$6,901	$1,662	$927	$780	$10,270

*                 Reflected in accompanying consolidated balance sheets. Expected interest payments on the above debt obligations are not expected to be significant for the years presented.

**          Not reflected in accompany consolidated balance sheets.

For more information about our debt obligations, refer to Note 3 to our consolidated financial statements elsewhere in this annual report.

Cash flows from operating activities

Net cash flows provided by operating activities for 2005 totaled $11,638. Significant sources of operating cash flow included net income of $10,372, non-cash depreciation and amortization expense of $1,568, and $3,728 from the tax benefit related to stock options exercised during the year. These sources of operating cash flow were partially offset by a provision for deferred income taxes of $1,431 and negative net changes in various components of working capital in the amount of $2,599. Net negative changes in working capital included an increase in accounts receivable, inventories and prepaid expenses of $2,657, $4,486 and $327, respectively. These negative changes in working capital were partially offset by an increase in accounts payable and accrued expenses and other liabilities of $1,733 and $3,138 respectively.

Net cash flows provided by operating activities for 2004 totaled $3,110, which consisted of net cash flows from continuing operations of $4,544 that was partially offset by net cash flows used in discontinued operations of $1,434. Significant sources of operating cash flow from continuing operations included income from continuing operations of $4,403, non-cash depreciation and amortization expense of $1,466, a provision for deferred income taxes of $1,181, and $311 from the tax benefit related to stock options exercised during the year. These sources of operating cash flow were partially offset by negative net changes in various components of working capital in the amount of $2,817. Net negative changes in working capital included an increase in accounts receivable and inventories of $6,963 and $1,993, respectively. These negative changes in working capital were partially offset by increases in accounts payable and in accrued expenses and other liabilities of $3,126 and $2,375 respectively, and a decrease in prepaid expenses and other of $638. The large increases in accounts receivable and inventories reflect the higher production and sales volume associated with the strong performance of the Explosive Metalworking business during the last half of 2004. We were able to finance a significant portion of the build-up in accounts receivable and inventories by increasing accounts payable and accrued expenses.

Net cash flows provided by operating activities for 2003 was $1,633, which consisted of net cash flows provided by continuing operations of $2,846 that was partially offset by net cash flows used in discontinued operations of $1,213. Sources of operating cash flow from continuing operations consisted primarily of income from continuing operations of $1,285, non-cash depreciation and amortization expense of $1,333, and a provision for deferred income taxes of $1,328. Net negative changes in various components of working capital totaling $1,100 partially offset the foregoing sources of operating cash flow. Negative changes in working capital included an increase in inventories of $1,020, an increase in prepaid and other of $382, and a decrease in accrued expenses and other liabilities of $1,175. These negative changes in working capital were partially offset by a $1,257 decrease in accounts receivable and a $220 increase in accounts payable.

Cash flows from investing activities

Net cash flows used in investing activities for 2005 were $3,494 and consisted primarily of $2,848 in capital expenditures and $1,950 for investment in marketable securities that was partially offset by a $1,016 payment received on a portion of the outstanding receivable relating to the Spin Forge divestiture.

Net cash flows used in investing activities for 2004 were $419 and consisted primarily of $1,138 in capital expenditures that was partially offset by a $580 reduction in the promissory note receivable relating to the 2003 sale of the PMP Division, the release of $190 in restricted cash from bond proceeds and investing activities of discontinued operations of $45.

Net cash flows used in investing activities for 2003 were $1,136 and consisted primarily of $919 in capital expenditures and $224 used by investing activities of discontinued operations.

Cash flows from financing activities

Net cash flows used in financing activities for 2005 were $4,662. Significant uses of cash for financing activities included net repayments on bank lines of credit if $3,216, payment of annual dividends of $1,155, final principal payments on the SNPE term loan of $667, industrial development revenue bond principal payments of $790 and an annual principal payment of $361 on a term loan with a French bank. Sources of cash flow from financing activities include $1,555 in net proceeds from the issuance of common stock relating to the exercise of stock options and employee stock purchases under our employee stock purchase plan.

Net cash flows used in financing activities for 2004 were $897. Significant uses of cash for financing activities included related party debt repayments of $1,333 to SNPE, industrial development revenue bond principal payments of $1,120, related party lines of credit repayment of $624 to Groupe SNPE, and principal payment on our term loan with a French bank of $360. These payments were partially offset by a net increase of $1,915 in bank lines of credit borrowings and $889 in net proceeds from the issuance of common stock relating to the exercise of stock options and employee stock purchases under our employee stock purchase plan.

Net cash flows used in financing activities for 2003 were $1,267. Significant uses of cash for financing activities included related party debt repayments of $1,333, industrial development revenue bond principal payments of $855 and financing activities of discontinued operations of $97. These payments were partially offset by related party and bank lines of credit borrowings of $425 and $335 respectively.

Critical Accounting Policies

Our historical consolidated financial statements and notes to our historical consolidated financial statements contain information that is pertinent to our management’s discussion and analysis of financial condition and results of operations. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by us generally do not change our reported cash flows or liquidity. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to us.

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, asset impairments, inventory valuation and impact of foreign currency exchange rate risks. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates, as additional information becomes known. We believe the following to be our most critical accounting policies.

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

Asset impairments

We review our long-lived assets and certain identifiable intangibles to be held and used by us for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, we estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets and certain identifiable intangibles to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

Goodwill

Goodwill is tested for impairment at least annually on reporting units one level below the segment level and any impairment is based on the reporting unit’s estimated fair value. Fair value can be determined based on discounted cash flows, comparable sales or valuations of similar businesses. Impairment occurs when the carrying amount of goodwill exceeds its estimated fair value. Our policy is to test goodwill for impairment in the fourth quarter of each year unless an indicator of impairment arises earlier.

The entire amount of goodwill, which had a carrying value of $847 on our balance sheet as of December 31, 2005, relates to our U.S. Explosives Metalworking segment. Based on the analysis performed in the fourth quarter of 2005, no impairment was recorded to the carrying value of goodwill.

Impact of foreign currency exchange rate risks

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

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109) which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement base and the tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We routinely evaluate deferred tax assets to determine if they will more likely than not be recovered from future projected taxable income and records a valuation allowance accordingly.

During 2005, we completed an analysis of prior year tax credits and related items. As a result of the analysis, we filed amended federal and state income tax returns. The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded on its books and records. In assessing these additional losses and credits, we determined that the utilization of a portion of these was not probable, due to potential changes in the states in which we have income tax nexus. Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.

Off Balance Sheet Arrangements

We have no obligations, assets or liabilities other than those disclosed in our financial statements forming part of this annual report; no trading activities involving non-exchange traded contracts accounted for at fair value; and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Forward-Looking Statements

This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. These statements include information with respect to our financial condition and its results of operations and businesses. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include:

•                  The ability to obtain new contracts at attractive prices;

•                  The size and timing of customer orders;

•                  Fluctuations in customer demand;

•                  Competitive factors;

•                  The timely completion of contracts;

•                  Any actions which may be taken by the majority stockholder, Groupe SNPE, as our controlling stockholder with respect to us and our business;

•                  The timing and size of expenditures;

•                  The timely receipt of government approvals and permits;

•                  The adequacy of local labor supplies at our facilities;

•                  The availability and cost of funds; and

•                  General economic conditions, both domestically and abroad.

The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the potential impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date of this annual report and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events. In addition, see “Risk Factors” for a discussion of these and other factors.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. In addition, SFAS 123R requires any excess tax benefits received upon exercise of options to be presented as a financing activity on the statement of cash flows rather than as an operating activity as it is currently presented.

We will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method and are currently evaluating the effect that the adoption will have on our financial position and results of operations. We have preliminarily estimated that the impact of adoption will result in a reduction in full year 2006 net earnings equal to approximately $0.04 to $0.06 per diluted share.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. We do not believe the adoption of this standard on January 1, 2006 will have a significant impact on its results of operations.

In May 2005, the FASB issued SFAS 154, Accounting Changes and Error Corrections, which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. This Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS No. 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement is effective for us beginning on January 1, 2006. Adoption is not expected to have a material impact on our financial position, results of operation or cash flows.

ITEM 7A.                    Quantitative and Qualitative Disclosure about Market Risk

The table below provides information about our financial instruments that are sensitive to changes in interest rates, primarily debt obligations. Since most of our obligations carry variable interest rates, there is no material difference between the book value and the fair value of those obligations.

As of December 31, 2005
(Dollars in Thousands)

SNPE S.A. line of credit – variable rate	$45
Interest rate	3.86%

Term-loan with French bank – variable rate	$1,029
Interest rate	2.76%

Industrial development revenue Bonds – variable rate	$1,720
Interest rate	3.66%

The functional currencies for the foreign operations of Nobelclad and Nitro Metall are the Euro and the Swedish Krona, respectively. Thus, the major foreign exchange risks relates to the Euro / Swedish Krona and Euro / U.S. Dollar conversion rates. Additionally, we occasionally enter into transactions denominated in currencies other than the local currency, which exposes us to other foreign exchange risks. Sales made in currencies other than U.S. Dollars accounted for 32%, 30% and 35% of total sales for the years ended 2005, 2004 and 2003, respectively.

ITEM 8.                             Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2005 and 2004 and for the Three Years Ended

December 2005, 2004 and 2003

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of Dynamic Materials Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made my management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiary at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dynamic Materials Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 10, 2006

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(Dollars in Thousands, Except Per Share Data)

	2005	2004
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,763	$2,404
Marketable securities	1,950	—
Accounts receivable, net of allowance for doubtful accounts of $301 and $280, respectively	15,576	13,936
Inventories	11,869	8,000
Prepaid expenses and other	822	527
Current portion of other receivables related to discontinued operations	—	943
Current deferred tax assets	572	436

Total current assets	36,552	26,246

PROPERTY, PLANT AND EQUIPMENT	22,635	20,832
Less - Accumulated depreciation	(10,063)	(8,988)

Property, plant and equipment, net	12,572	11,844

GOODWILL, net	847	847

DEFERRED TAX ASSETS	819	—

OTHER ASSETS, net	101	171

OTHER RECEIVABLES RELATED TO DISCONTINUED OPERATIONS	681	753

ASSETS OF DISCONTINUED OPERATIONS	3,739	3,892

TOTAL ASSETS	$55,311	$43,753

The accompanying notes are an integral part

of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2005 AND 2004

(Dollars in Thousands, Except Per Share Data)

	2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,278	$6,041
Accrued expenses	2,594	1,367
Accrued employee compensation and benefits	2,508	1,920
Customer advances	1,885	1,232
Bank lines of credit	—	3,216
Related party debt	45	2,001
Current maturities on long-term debt	528	1,185

Total current liabilities	14,838	16,962

LONG-TERM DEBT	2,221	2,906

DEFERRED TAX LIABILITIES	195	729

OTHER LONG-TERM LIABILITIES	222	206

LIABILITIES OF DISCONTINUED OPERATIONS	2,880	2,880

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	20,356	23,683

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 11,758,920 and 10,640,876 shares issued and outstanding, respectively	588	532
Additional paid-in capital	19,778	13,351
Retained earnings	14,104	4,887
Other cumulative comprehensive income	485	1,300

Total stockholders’ equity	34,955	20,070

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$55,311	$43,753

The accompanying notes are an integral part

of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands, Except Per Share Data)

	2005	2004	2003
NET SALES	$79,291	$54,165	$35,779
COST OF PRODUCTS SOLD	55,856	40,559	26,802
Gross profit	23,435	13,606	8,977
COSTS AND EXPENSES:
General and administrative expenses	4,051	3,335	2,645
Selling expenses	3,616	3,383	3,016
Total costs and expenses	7,667	6,718	5,661
INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	15,768	6,888	3,316
OTHER INCOME (EXPENSE):
Other income (expense), net	(7)	7	(19)
Interest expense	(171)	(408)	(336)
Related party interest expense	(48)	(146)	(182)
Interest income	63	23	10
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	15,605	6,364	2,789
INCOME TAX PROVISION	5,233	1,961	1,504
INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	10,372	4,403	1,285
DISCONTINUED OPERATIONS:
Loss from discontinued operations, net of tax	—	(783)	(1,283)
Loss on sale of discontinued operations, net of tax	—	(787)	(710)
Loss from discontinued operations	—	(1,570)	(1,993)
NET INCOME (LOSS)	$10,372	$2,833	$(708)
INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$0.92	$0.43	$0.13
Discontinued operations	—	(0.15)	(0.20)
Net income (loss)	$0.92	$0.28	$(0.07)
INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$0.86	$0.41	$0.13
Discontinued operations	—	(0.14)	(0.19)
Net income (loss)	$0.86	$0.27	$(0.06)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	11,290,053	10,269,080	10,134,648
Diluted	12,086,884	10,968,090	10,621,612

DIVIDENDS DECLARED PER COMMON SHARE	$0.10	$—	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Amounts in Thousands)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income (Loss)
	Shares	Amount	Capital	Earnings	Income	Total	for the Period

Balances, December 31, 2002	10,123	$506	$12,120	$2,762	$175	$15,563
Shares issued for stock option exercises	10	1	11	—	—	12
Shares issued in connection with the employee stock purchase plan	45	2	43	—	—	45
Net loss	—	—	—	(708)	—	(708)	(708)
Derivative valuation, net of tax of $27	—	—	—	—	(43)	(43)	(43)
Change in cumulative foreign currency translation adjustment	—	—	—	—	715	715	715
Balances, December 31, 2003	10,178	509	12,174	2,054	847	15,584	(36)
Shares issued for stock option exercises	424	21	815	—	—	836
Shares issued in connection with the employee stock purchase plan	39	2	51	—	—	53
Tax benefit related to stock options	—	—	311	—	—	311
Net income	—	—	—	2,833	—	2,833	2,833
Derivative valuation, net of tax of $27	—	—	—	—	43	43	43
Change in cumulative foreign currency translation adjustment	—	—	—	—	410	410	410
Balances, December 31, 2004	10,641	532	13,351	4,887	1,300	20,070	3,286
Shares issued for stock option exercises	707	35	1,447	—	—	1,482
Shares issued in connection with the employee stock purchase plan	11	1	72	—	—	73
Dividends paid	—	—	—	(1,155)	—	(1,155)
Conversion of subordinated note	400	20	1,180	—	—	1,200
Tax benefit related to stock options	—	—	3,728	—	—	3,728
Net income	—	—	—	10,372	—	10,372	10,372
Change in cumulative foreign currency translation adjustment	—	—	—	—	(815)	(815)	(815)
Balances, December 31, 2005	11,759	$588	$19,778	$14,104	$485	$34,955	$9,557

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
		Revised - see	Revised - see
		Note 2	Note 2
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$10,372	$2,833	$(708)
Adjustments to reconcile net income (loss) to net cash provided by operating activities -
Loss from discontinued operations	—	1,570	1,993
Depreciation	1,513	1,374	1,237
Amortization	14	13	11
Amortization of capitalized debt issuance costs	41	79	85
Provision for deferred income taxes	(1,431)	1,181	1,328
Tax benefit related to exercise of stock options	3,728	311	—
Change in -
Accounts receivable, net	(2,657)	(6,963)	1,257
Inventories	(4,486)	(1,993)	(1,020)
Prepaid expenses and other	(327)	638	(382)
Accounts payable	1,733	3,126	220
Accrued expenses and other liabilities	3,138	2,375	(1,175)

Net cash flows provided by continuing operations	11,638	4,544	2,846
Net cash flows used in discontinued operations	—	(1,434)	(1,213)

Net cash provided by operating activities	11,638	3,110	1,633

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,848)	(1,138)	(919)
Investment in marketable securities	(1,950)	—	—
Release of restricted cash from bond proceeds	—	190	—
Change in other non-current assets	288	(6)	7
Payment received on other receivables related to discontinued operations	1,016	580	—
Investing activities of discontinued operations	—	(45)	(224)

Net cash flows used in investing activities	(3,494)	(419)	(1,136)

The accompanying notes are an integral part

of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

(Dollars in Thousands)

	2005	2004	2003
		Revised - see	Revised - see
		Note 2	Note 2
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings / (repayments) on bank lines of credit, net	(3,216)	1,915	335
Borrowings / (repayments) on related party lines of credit, net	(75)	(624)	425
Payment on SNPE, Inc. term loan	(667)	(1,333)	(1,333)
Payment on industrial development revenue bond	(790)	(1,120)	(855)
Payment on term loan with French bank	(361)	(360)	—
Payment of dividends	(1,155)	—	—
Change in other long-tem liabilities	47	24	29
Net proceeds from issuance of common stock to employees and directors	1,555	889	57
Bank overdraft	—	—	172
Repayment of bank overdraft	—	(288)	—
Financing activities of discontinued operations	—	—	(97)

Net cash flows used in financing activities	(4,662)	(897)	(1,267)

EFFECTS OF EXCHANGE RATES ON CASH	(123)	88	134

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,359	1,882	(636)

CASH AND CASH EQUIVALENTS, beginning of the period	2,404	522	1,158

CASH AND CASH EQUIVALENTS, end of the period	$5,763	$2,404	$522

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$279	$422	$548
Income taxes	$2,502	$215	$759

NON-CASH FINANCING ACTIVITY:
Conversion of SNPE convertible subordinated note into common stock	$1,200	$—	$—

The accompanying notes are an integral part

of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

(Dollars in Thousands, Except Per Share Data)

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

Stock Split

On September 23, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of the Company’s common stock. The split was effected as a stock dividend, and was paid to stockholders of record as of the close of business on October 5, 2005. Stockholders on the record date received one additional share of common stock for each share held. The payment date was October 12, 2005. All share and per share data in the consolidated financial statements and notes have been adjusted and restated to reflect the stock split as if it had taken place at the beginning of each period presented.

Transaction with SNPE, Inc.

On June 14, 2000, the Company’s stockholders approved a Stock Purchase Agreement (“the Agreement”) between the Company and SNPE, Inc. (“SNPE”), a wholly owned subsidiary of SNPE S.A. (Groupe SNPE). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800 to the Company in exchange for 4,218,182 shares of the Company’s common stock at a price of $1.375 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. In addition, the Company borrowed $1,200 under a convertible subordinated note from SNPE. The Company also borrowed $3,500 under a credit facility with SNPE (see Note 3). As of December 31, 2005, SNPE owned 5,926,982 shares or 50.4% of the Company’s common stock.

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

Marketable securities

Marketable securities are comprised entirely of investment grade variable rate debt obligations, which are asset backed and categorized as available for sale. Accordingly, these investments are recorded at cost, which approximates fair value due to their variable interest rates, which typically reset every 7 days. The Company has the ability to quickly liquidate these investments despite their long-term stated contractual maturities. As a result of the variable interest rates, the Company had no cumulative gross unrealized or realized holding gains or losses on these investments. All income generated from these securities was recorded as interest income.

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs and factory overhead. Inventories consist of the following at December 31, 2005 and 2004:

	2005	2004
Raw materials	$5,767	$3,619
Work-in-process	5,878	4,049
Supplies	224	332

	$11,869	$8,000

Shipping and handling costs incurred by the Company upon shipment to customers are included in cost of products sold in the accompanying Consolidated Statements of Operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions, improvements and betterments are capitalized when incurred. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (except leasehold improvements which are depreciated over the shorter of the estimated useful life or the lease term) as follows:

Building and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures and computer equipment	3-10 years
Other	7-10 years

Property, plant and equipment consists of the following at December 31, 2005 and 2004:

	2005	2004
Land	$570	$609
Building and improvements	8,032	8,038
Manufacturing equipment and tooling	10,901	9,269
Furniture, fixtures and computer equipment	2,776	2,614
Other	356	302

	$22,635	$20,832

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

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Under Statement of Financial Accounting Standards No. 142, goodwill is no longer required to be amortized; however, the carrying value of goodwill must be tested annually for impairment. The Company’s policy is to test goodwill in the fourth quarter of each year unless circumstances indicate an impairment during an intervening period.

Customer Advances

On occasion, the Company requires customers to make advance payments prior to the shipment of the related orders in order to keep customers at acceptable credit limit levels. As of December 31, 2005 and 2004, customer advances totaled $1,885 and $1,232, respectively, and consist of advance payments from several customers.

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

Net Income (Loss) Per Share

Basic earnings per share (“EPS”) is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the year ended December 31, 2005
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$10,372	11,290,053	$0.92

Dilutive effect of options to purchase common stock	—	622,584
Dilutive effect of convertible subordinated note, net of tax	23	174,247

Dilutive earnings per share:
Net income	$10,395	12,086,884	$0.86

	For the year ended December 31, 2004
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$2,833	10,269,080	$0.28

Dilutive effect of options to purchase common stock	—	299,010
Dilutive effect of convertible subordinated note, net of tax	50	400,000

Dilutive earnings per share:
Net income	$2,883	10,968,090	$0.27

	For the year ended December 31, 2003
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net loss	$(708)	10,134,648	$(0.07)

Dilutive effect of options to purchase common stock	—	86,964
Dilutive effect of convertible subordinated note, net of tax	50	400,000

Dilutive earnings per share:
Net loss	$(658)	10,621,612	$(0.06)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, marketable securities, trade accounts receivable and payable, accrued expenses and notes receivable are considered to approximate fair value due to the short-term nature of these instruments. The fair value of the Company’s long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

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

Related Party Transactions

The Company has a sales commission agreement with Clad Metal Products, Inc, which is 100% owned by an executive officer of the Company. Under this agreement, which was terminated in 2005, the Company paid Clad Metal Products, Inc. 20% of the commissions that it earned on sales of certain non-explosion clad products. During the years ended December 31, 2005, 2004 and 2003, the Company paid commissions of $13, $7 and $10, respectively related to this agreement.

Nobelclad purchases explosives used in its cladding operation from Nobel Explosifs France, which is a wholly owned subsidiary of Groupe SNPE. For the years ended December 31, 2005, 2004 and 2003, these purchases totaled $820, $739, and $445, respectively. Accounts payable as of December 31, 2005 and 2004 include outstanding amounts of $229 and $298, respectively, relating to these purchases.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, the Company does not require collateral to secure receivables. At December 31, 2005 the Company has no significant financial instruments with off-balance sheet risk of accounting losses, such as options contracts or other foreign currency hedging arrangements.

Other Cumulative Comprehensive Income

Other cumulative comprehensive income as of December 31, 2005, 2004 and 2003 consisted of the following:

	2005	2004	2003
Currency translation adjustment	$485	$1,300	$890
Derivative valuation adjustment	—	—	(43)

	$485	$1,300	$847

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

	2005	2004	2003

Risk-free interest rate	3.7%	3.1%	2.7%
Expected lives	4.0 years	4.0 years	4.0 years
Expected volatility	91.1%	79.0%	83.2%
Expected dividend yield	0.5%	0.0%	0.0%

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

The weighted average fair value of options granted during 2005, 2004 and 2003 was $6.43, $1.03, and $.80, respectively. For purposes of pro-forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro-forma net income (loss) and pro-forma net income (loss) per share, as if the Company had used the fair value accounting provisions of SFAS 123, are shown below.

	2005	2004	2003
Net income (loss):
As reported	$10,372	$2,833	$(708)
Expense calculated under
SFAS 123, net of tax effect	(481)	(250)	(209)

Pro forma	$9,891	$2,583	$(917)

Basic net income (loss) per common share:
As reported	$0.92	$0.28	$(0.07)
Pro forma	$0.88	$0.25	$(0.09)

Diluted net income (loss) per common share:
As reported	$0.86	$0.27	$(0.06)
Pro forma	$0.82	$0.24	$(0.08)

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R supersedes APB 25 and amends Statement of Financial Accounting Standards No. 95, Statement of Cash Flows. Generally the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option. In addition, SFAS 123R requires any excess tax benefits received upon exercise of options to be presented as a financing activity on the statement of cash flows rather than as an operating activity as it is currently presented.

The Company will adopt SFAS 123R in the first quarter of 2006 using the modified prospective method and is currently evaluating the effect that the adoption will have on its financial position and results of operations. The Company has preliminarily estimated that the impact of adoption will result in a reduction in full year 2006 net earnings equal to approximately $0.04 to $0.06 per diluted share.

In November 2004, the FASB issued SFAS 151, Inventory Costs, which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. The Company does not believe the adoption of this standard on January 1, 2006 will have a significant impact on its results of operations.

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

Reclassifications

Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform with the 2005 presentation.

Revisions to Consolidated Statements of Cash Flows

In 2005, the Company has separately disclosed the operating, investing and financing portions of the cash flows related to its discontinued operations, which had previously been reported on a combined basis as a single amount.

(3)           DEBT

Related party debt consists of the following at December 31, 2005 and 2004:

	2005	2004
SNPE S.A. line of credit	$45	$134
SNPE convertible subordinated note	—	1,200
SNPE S.A. term loan	—	667

Related party debt (all current)	$45	$2,001

Long-term debt consists of the following at December 31, 2005 and 2004:

	2005	2004
Term loan - French bank	$1,029	$1,581
Industrial development revenue bonds	1,720	2,510

	2,749	4,091
Less current maturities	(528)	(1,185)

Long-term debt	$2,221	$2,906

Bank Lines of Credit

In September 2005, the Company entered into a new $7,500 credit facility with Wells Fargo Bank, National Association (“the Bank”). The credit facility, which expires on June 30, 2007, replaces the $6,000 credit facility between the Company and Wells Fargo Business Credit Inc. (an affiliate of the Bank) that terminated concurrently with signing the new credit facility. The new credit facility allows for Euro-denominated advances up to a $2,000 equivalent. Dollar-denominated advances bear interest at either the Bank’s prime rate less 0.5% (6.75% as of December 31, 2005) or LIBOR plus 2% (the rate selection is at the Company’s option subject to certain conditions). Euro-denominated advances bear interest at EURIBOR plus 2% (4.36% as of December 31, 2005). Borrowings on the credit facility are secured by accounts receivable, inventory and any equipment acquired after the date of the agreement. There were no borrowings outstanding on the credit facility as of December 31, 2005.

In addition, the Company maintains a 4,000 Swedish Krona line of credit ($503 based upon the December 31, 2005 exchange rate) with a Swedish bank for its Nitro Metall operations. As of December 31, 2005, there were no outstanding borrowings under this line of credit. Borrowings under the line of credit are secured by real estate used in Nitro Metall’s operations. This line of credit carries an interest rate equal to the basic rate stipulated by the Central Bank of Sweden (“Repo Rate”), which was 1.5% as of December 31, 2005.

SNPE S.A. Line of Credit

The Company’s subsidiary, Nobelclad, has a line of credit or “cash agreement” with Groupe SNPE that provides for up to 2 million Euros ($2,369 based upon the December 31, 2005 exchange rate) in cash advances to meet the working capital needs of Nobelclad. As of December 31, 2005, the line of credit had an outstanding balance of 38 Euros ($45 based upon the December 31, 2005 exchange rate) and bears interest at EURIBOR plus 1.5%. The line expires on December 31, 2006 but is subject to annual renewal by the parties. The agreement automatically terminates if Groupe SNPE loses its indirect control of Nobelclad. The interest rate on outstanding borrowings as of December 31, 2005 was 3.86%.

SNPE Convertible Subordinated Note

In connection with the SNPE transaction (see Note 1), a cash payment was made by SNPE to the Company to purchase a five-year, 5% Convertible Subordinated Note (“Subordinated Note”). SNPE had the option to convert the $1,200 Subordinated Note into common stock of the Company at a conversion price of $3 per share at any time up to, and including the maturity date (June 14, 2005). If the note was not converted, the entire principal balance would be due at the maturity date. On June 8, 2005, SNPE. exercised its conversion rights on the Convertible Subordinated Note. In accordance with the provisions of the note, the $1,200 note was converted into 400,000 shares of common stock of the Company at a conversion rate of $3 per share.

SNPE S.A. Term Loan

In connection with its July 3, 2001 acquisition of Nobelclad, the Company entered into a $4,000 term loan agreement with Groupe SNPE. The term loan was secured by a pledge of 65% of the capital stock of Nobelclad held by the Company. The term loan accrued interest at the Federal Funds Rate plus 3.0%, payable quarterly. Commencing September 30, 2002 and on the last day of each calendar quarter thereafter, principal payments of $333 were due, with the final principal payment of $333 being due on June 30, 2005. The Company repaid the outstanding balance on the term loan on March 30, 2005.

Term Loan – French Bank

In June 2001, Nobelclad obtained a term loan with a French bank that provides for borrowings of 1,448 Euros ($1,715 based upon the December 31, 2005 exchange rate), of which 869 Euros ($1,029) was outstanding as of December 31, 2005. Borrowings under the term loan bear interest at EURIBOR plus 0.4%. The interest rate on outstanding borrowings as of December 31, 2005 was 2.76%. Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, principal payments of 290 Euros are required. The bank has the option of demanding early repayment of any outstanding loans if Groupe SNPE’s indirect ownership of Nobelclad falls below 50%.

Industrial Development Revenue Bonds

During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project was financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The loan bears interest at a variable rate which is set weekly based on the current weekly market rate for tax-exempt bonds. The interest rate at December 31, 2005 was 3.66%. Principal payments, which vary in amount, are paid on a quarterly basis throughout the life of the bonds. The Company has established a bank letter of credit in the trustee’s favor for the principal amount of outstanding bonds. The Company may redeem the bonds prior to their final maturity on September 1, 2013 at an amount equal to the outstanding principal plus any accrued interest. Annual principal repayments, which totaled $790 in 2005, will range from $185 to $300 annually until final maturity.

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of December 31, 2005, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Scheduled Debt Maturity

The Company’s long-term debt matures as follows:

Year ended December 31-
2006	$528
2007	543
2008	563
2009	235
2010	255
Thereafter	625

$2,749

(4)           COMMON STOCK OPTIONS AND BENEFIT PLAN

Stock Option Plan

The Company maintains a stock option plan that provides for grants of both incentive stock options and non-statutory stock options. Incentive stock options are granted at exercise prices that equal the fair market value at date of grant based upon the closing sales price of the Company’s common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are granted at exercise prices that range from 85% to 100% of the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates ten years from the date of grant. Under the Company’s stock option plan, 2,250,000 shares of common stock are authorized for option grants, of which 38,074 remain available for future grants as of December 31, 2005.

A summary of stock option activity for the years ended December 31, 2005, 2004 and 2003 is as follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	1,052,922	$1.89	1,408,496	$1.92	1,200,996	$2.03
Granted	246,754	$9.39	153,672	$1.58	232,000	$1.30
Cancelled	(4,000)	$4.87	(85,500)	$1.34	(14,500)	$1.35
Exercised	(707,250)	$2.10	(423,746)	$1.98	(10,000)	$1.13

Outstanding at end of year	588,426	$4.77	1,052,922	$1.89	1,408,496	$1.92

Exercisable at end of year	182,922	$1.52	604,000	$2.25	851,628	$2.32

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number of	Weighted
	Options	Average		Number
Range of	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Exercise	December 31,	Contractual Life	Average	December 31,	Average
Prices	2005	in Years	Exercise Price	2005	Exercise Price

$1.13 - $1.89	345,672	7.28	$1.48	182,922	$1.52
$4.87 - $4.87	172,000	9.06	$4.87	—	$0.00
$20.62	70,754	9.42	$20.62	—	$0.00

$1.13 - $20.62	588,426	8.06	$4.77	182,922	$1.52

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 450,000 shares. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 10,794, 39,362 and 44,988 shares of the Company’s stock were purchased during the years ended December 31, 2005, 2004 and 2003, respectively. The pro forma net income calculation in Note 2 reflects $35, $25 and $19 in compensation expense associated with the ESPP for 2005, 2004 and 2003, respectively.

401(k) Plan

The Company offers a contributory 401(k) plan to its employees. The Company makes matching contributions equal to 100% of each employee’s contribution up to 3% and 50% of the next 2% contributed by each employee. Total Company contributions were $184, $203 and $264 for the years ended December 31, 2005, 2004 and 2003, respectively.

(5)           INCOME TAXES

The domestic and foreign components of income before tax for the Company’s continuing operations for the year ended December 31 are summarized below:

	2005	2004	2003
Domestic	$10,530	$5,541	$2,839
Foreign	5,075	823	(50)

	$15,605	$6,364	$2,789

The components of the provision for income taxes for the Company’s continuing operations for the years ended December 31 are as follows:

	2005	2004	2003
Current - Federal	$4,631	$198	$118
Current - State	349	40	—
Current - Foreign	1,705	232	57

	6,685	470	175

Deferred - Federal	(1,283)	1,242	1,187
Deferred - State	(183)	183	175
Deferred - Foreign	14	66	(33)

	(1,452)	1,491	1,329

	$5,233	$1,961	$1,504

A reconciliation of the Company’s income tax provision for continuing operations computed by applying the Federal statutory income tax rate of 35% in 2005 and 34% in 2004 and 2003 to income before taxes for the year ended December 31 is as follows:

	2005	2004	2003
Federal income tax at statutory rate	$5,463	$2,164	$949
State tax items, net	523	272	144
Effect of difference between U.S. Federal and Foreign tax rates	(119)	18	2
Permanent differences	924	(80)	11
Tax on foreign dividend received	—	—	324
Tax credits related to the amendment of prior year tax returns	(706)	(413)	74
Current year tax credits	(934)	—	—
Changes in valuation allowance	177	—	—
Other	(95)	—	—

Provision for income taxes	$5,233	$1,961	$1,504

The Company’s deferred tax assets and liabilities at December 31, 2005 and 2004 consist of the following:

	2005	2004
Deferred tax assets:
Income tax credit carryforward	$2,106	$624
State net operating loss carryforward	120	—
Inventory	84	107
Allowance for doubtful accounts	86	69
Repair reserve	183	23
Vacation and other compensation accrual	149	176
Other	70	61

Deferred tax assets	2,798	1,060

Deferred tax liabilities:
Depreciation and amortization	(1,230)	(1,134)
Foreign income taxable in future periods	(195)	(219)

Deferred tax liabilities	(1,425)	(1,353)

Net deferred tax assets / (liabilities)	1,373	(293)
Valuation allowance	(177)	—

Net deferred tax assets / (liabilities)	$1,196	$(293)

Net current deferred tax assets	$572	$436
Net long-term deferred tax assets / (liabilities)	624	(729)

	$1,196	$(293)

As a result of stock option activity in 2005 and 2004, the Company recorded tax benefits of $3,728 and $311, respectively, directly to additional paid in capital. Thus, these tax benefits, which reduce taxes currently payable, are not reflected in the current income tax provision for those years.

During the year ended December 31, 2005, the Company completed an analysis of prior year tax credits and related items. As a result of the analysis, the Company filed amended federal and state income tax returns. The amended state returns reported additional net operating losses and credits above the amounts the Company had previously recorded on its books and records. In assessing these additional losses and credits, the Company determined that the utilization of a portion of these was not probable, due to potential changes in the states in which the Company has income tax nexus. Thus, the Company recorded a net valuation allowance of approximately $177 against the deferred tax assets during the year ended December 31, 2005.

As of December 31, 2005 and 2004, income considered to be permanently reinvested in non-U. S. subsidiaries totaled approximately $5,407 and $3,628, respectively. Deferred income taxes have not been provided on this undistributed income, as the Company does not plan to initiate any action that would require the payment of U. S. income taxes on these earnings. It is not practical to estimated the amount of additional tax that might be payable on these amounts of undistributed foreign income. As a result of providing current Federal income taxes on the remaining undistributed foreign earnings as of December 31, 2005, $904 is included in permanent differences reported in the above income tax rate reconciliation for 2005. A related foreign tax credit of $904 was also recorded as a result of providing income taxes on the remaining undistributed foreign earnings. This credit is reflected in the current year tax credits in the above income tax rate reconciliation and in the income tax credit carryforward in the above schedule of deferred tax assets and liabilities as of December 31, 2005.

The components of the income tax credit carryforward as of December 31, 2005 are $904 of foreign tax credits noted above, additional foreign tax credits of $365 (which, if unused, expire in 2012 and 2013), research related tax credits of $701 (which expire beginning in 2013), and alterative minimum tax credits of $136 (with no statutory expiration). The income tax credit carryforward as of December 31, 2004 is comprised of foreign tax credits of $92, research related tax credits of $300, and alterative minimum tax credits of $232.

As of December 31, 2005, the Company has state net operating loss carryforwards of approximately $2,635. Portions of these carryforwards, if unused, will expire beginning at the end of 2006 with the last portion due to expire in 2023.

(6)           BUSINESS SEGMENTS

The Company is organized in the following two segments:  the Explosive Metalworking segment and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints used in the petrochemical, refining, hydrometallurgy, aluminum smelting, shipbuilding and other  industries. AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

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

Segment information is presented for the years ended December 31, 2005, 2004 and 2003 as follows:

	Explosive
	Metalworking	AMK
	Group	Welding	Total
As of and for the year ended December 31, 2005:
Net sales	$75,582	$3,709	$79,291
Depreciation and amortization	$1,328	$199	$1,527
Income from operations of continuing operations	$15,160	$608	$15,768
Unallocated amounts:
Other expense			(7)
Interest expense			(219)
Interest income			63

Consolidated income before income taxes			$15,605
Segment assets	$37,940	$2,949	$40,889
Assets not allocated to segments:
Cash and cash equivalents			5,763
Marketable securities			1,950
Prepaid expenses and other			822
Current deferred tax assets			572
Deferred tax assets			819
Other assets			76
Other receivables related to discontinued operations			681
Assets of discontinued operations			3,739
Consolidated total assets			$55,311
Capital expenditures	$2,217	$631	$2,848

	Explosive
	Metalworking	AMK
	Group	Welding	Total
As of and for the year ended December 31, 2004:
Net sales	$51,375	$2,790	$54,165
Depreciation and amortization	$1,138	$249	$1,387
Income from operations of continuing operations	$6,609	$279	$6,888
Unallocated amounts:
Other income			7
Interest expense			(554)
Interest income			23
Consolidated income before income taxes			$6,364
Segment assets	$32,459	$2,211	$34,670
Assets not allocated to segments:
Cash and cash equivalents			2,404
Prepaid expenses and other			527
Current deferred tax assets			436
Other assets			128
Other receivables related to discontinued operations			1,696
Assets of discontinued operations			3,892
Consolidated total assets			$43,753
Capital expenditures	$1,004	$134	$1,138

	Explosive
	Metalworking	AMK
	Group	Welding	Total
As of and for the year ended December 31, 2003:
Net sales	$33,043	$2,736	$35,779
Depreciation and amortization	$1,038	$210	$1,248
Income from operations of continuing operations	$2,855	$461	$3,316
Unallocated amounts:
Other expense			(19)
Interest expense			(518)
Interest income			10
Consolidated income before income taxes			$2,789
Segment assets	$22,878	$2,208	$25,086
Assets not allocated to segments:
Cash and cash equivalents			522
Accounts receivable of Spin Forge division			294
Prepaid expenses and other			1,208
Current deferred tax assets			388
Other assets			389
Other receivables related to discontinued operations			580
Assets of discontinued operations			6,795
Consolidated total assets			$35,262
Capital expenditures	$649	$270	$919

The geographic location of the Company’s property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2005	2004	2003
United States	$9,387	$8,721	$8,754
France	2,751	2,755	2,665
Sweden	434	368	412

Total	$12,572	$11,844	$11,831

All of the Company’s sales are shipped from the manufacturing locations located in the United States, France and Sweden. The following represents the Company’s net sales based on the geographic location of the customer:

	For the years ended December 31,
	2005	2004	2003
United States	$32,126	$24,528	$17,879
South Korea	7,771	409	829
Canada	7,562	4,924	4,610
Spain	5,369	957	587
Malaysia	5,148	83	40
China	3,368	310	33
Netherlands	2,757	1,218	749
Belgium	2,495	2,591	795
France	2,417	1,662	1,424
Italy	2,208	2,236	1,617
Australia	1,940	5,454	1,768
Germany	939	1,978	550
Russia	838	253	1,488
Mexico	664	1,241	570
Other foreign countries	3,689	6,321	2,840

Total	$79,291	$54,165	$35,779

During the years ended December 31, 2005, 2004 and 2003, no one customer accounted for more than 10% of total net sales.

(7)           COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under non-cancelable operating leases are as follows:

Year ended December 31-
2006	$337
2007	288
2008	268
2009	266
2010	171
Thereafter	155

$1,485

Total rental expense included in operations was $603, $529 and $347 for the years ended December 31, 2005, 2004 and 2003, respectively.

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company’s evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

(8)           DISCONTINUED OPERATIONS

On October 7, 2003, DMC completed the sale of its PMP division. The sales price was $580 and was financed through the issuance of a promissory note payable that had been fully repaid as of December 31, 2004. The sale included the inventory and property, plant and equipment of PMP.

On September 17, 2004, DMC completed the divestiture of its Spin Forge division under an agreement that involved subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party. Under the master agreement relating to this divestiture transaction, DMC sold all inventory, books and records, intangible personal property, business information and technology, customer contracts, and licenses and permits relating to the Spin Forge business to this third party for a sales price of approximately $1.7 million. The third party also assumed full responsibility for Spin Forge business activities and operating expenses. Despite the fact that the Company retained ownership of the equipment and continued to carry a capital lease asset of $2,880 on its books, the Company concluded that the Spin Forge divestiture transaction qualified for treatment as discontinued operations since the Company had completely exited the Spin Forge operating business and has no intent to ever again operate any of the leased assets. To the extent that the third party purchaser of the Spin Forge business does not exercise its option to purchase all or a portion of the leased equipment and tooling when the lease term expires on January 1, 2007, DMC plans to immediately liquidate such equipment.

On January 10, 2006, the Company sold its purchase option on the Spin Forge real estate to the property owner for $2,300. The completion of this transaction resulted in a pretax gain of $2,200, which will be recorded as discontinued operations in the first quarter of 2006. In connection with the sale of the purchase option, the underlying lease agreement was terminated. Accordingly, the capital lease asset of $2,880 and the related lease obligation of the same amount will be removed from the Company’s balance sheet in the first quarter of 2006.

Assets of discontinued operations, all related to Spin Forge, are comprised of the following as of December 31:

	2005	2004
Leased manufacturing equipment	$859	$1,012
Capital lease asset - real estate	2,880	2,880

Total assets of discontinued operations	$3,739	$3,892

The Company is receiving rent of $23 per month on the leased manufacturing equipment through the end of the initial lease term, which expires in December 2006. As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling $1,697 and the sale of this inventory was reflected in other receivables ($943 as current and $754 as long-term) as of December 31, 2004. As of December 31, 2005, the unpaid balance of this receivable is $681 and is classified as long-term based on the payment schedule specified in the divestiture agreement.

Operating results of the discontinued operations (formerly included in the Aerospace Group) for the years ended December 31, 2004 and 2003 are summarized as follows (there is no 2005 impact):

	For the years ended December 31,
	2004	2003
Net sales:
PMP division	$—	$1,533
Spin Forge division	1,790	4,499
Total net sales	$1,790	$6,032

Loss from discontinued operations:
PMP division	$—	$(962)
Spin Forge division	(1,284)	(1,142)
Total loss from discontinued operations	(1,284)	(2,104)

Tax benefit:
PMP division	—	375
Spin Forge division	501	446
Total tax benefit	501	821
Loss from discontinued operations, net of tax	$(783)	$(1,283)

Loss on sale of discontinued operations:
PMP division	$—	$(1,164)
Spin Forge division	(1,290)	—
Total loss on sale of discontinued operations	(1,290)	(1,164)

Tax benefit:
PMP division	—	454
Spin Forge division	503	—
Total tax benefit	503	454
Loss on sale of discontinued operations, net of tax	$(787)	$(710)

ITEM 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2005.

ITEM 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

Management’s Report on Internal Control over Financial Reporting

The management of Dynamic Materials Corporation (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2005 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, management concluded that DMC’s internal control over financial reporting was effective as of December 31, 2005.

Management’s assessment of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ Yvon Pierre Cariou
Yvon Pierre Cariou
President and Chief Executive Officer
March 14, 2006

/s/ Richard A. Santa
Richard A. Santa
Vice President Chief Financial Officer
March 14, 2006

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dynamic Materials Corporation (the “Company) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynamic Materials Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Dynamic Materials Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Dynamic Materials Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 10, 2006

ITEM 9B.               Other Information

Not applicable.

PART III

ITEM 10.                                                Directors and Executive Officers of the Registrant

Directors

Mr. Michel Nicolas. Mr. Nicolas, age 66, has served as a director since June 2004. He is currently Executive Vice President, Chemicals of Groupe SNPE, a position he has held since June 2004. Mr. Nicolas has spent most of his career with Groupe SNPE and, from January 1996 through May 2004, was Senior Vice President, Industrial Affairs and Development.

Mr. Michel Rieusset. Mr. Rieusset, age 52, has served as a director since November 2004. He is currently General Counsel of Groupe SNPE, a position he has held since September 2004. Prior to joining Groupe SNPE, Mr. Rieusset served as General Counsel of France of Havas from September 2002 to April 2004, as General Counsel of Motorola France from October 1999 to September 2002, and as Senior Counsel of Groupe Bongrain from April 1991 to October 1999.

Mr. Francois Schwartz. Mr. Schwartz, age 59, has served as a director since January 2004. He is currently the Corporate Senior Vice President, Financial and Legal Affairs of Groupe SNPE, a position he has held since July 2003. Prior to joining Groupe SNPE, Mr. Schwartz had served as Deputy Senior Vice President, Finance of the Renault Group from February 2002 to July 2003 and Deputy Chief Financial Officer of the Renault Group from 1993 to February 2002.

Mr. Bernard Zeller. Mr. Zeller, age 59, has served as a director since January 2005. He is currently Senior Vice President Strategy and Development of Groupe SNPE, a position he has held since January 2005. He has spent his entire career with Groupe SNPE. Mr. Zeller served as CEO of PyroAlliance, an advanced ordnance pyrotechnics subsidiary of Groupe SNPE, from September 1994 through December 2004 and as Vice President Development of SNPE Matériaux Energétiques from January 2001 to December 2004. He has also served as CEO of Structil, an advanced composite materials subsidiary of Groupe SNPE, since January 2000.

Mr. Dean K. Allen. Mr. Allen, age 70, has served as a director since July 1993. In January 2001, Mr. Allen retired as President of Parsons Europe, Middle East and South Africa, a position he had held since February 1996. Mr. Allen was Vice President and General Manager of Raytheon Engineers and Constructors, Europe, from February 1994 to December 1995, and currently serves as a director for Techo Consult International.

Dr. George W. Morgenthaler. Dr. Morgenthaler, age 79, has served as a director since June 1986. Dr. Morgenthaler also served as a director during the period from 1971 to 1976. Dr. Morgenthaler has been a Professor of Aerospace Engineering at the University of Colorado at Boulder since 1986. He has served as Department Chair, Director of the University of Colorado’s BioServe Commercial Space Center and Associate Dean of Engineering for Research. Previously, Dr. Morgenthaler was Vice President of Martin Marietta Aerospace and Martin Marietta Aluminum Companies, Vice President Primary Products Division of Martin Marietta Aluminum Co. and Vice President and General Manager of the Baltimore Division of Martin Marietta Aerospace Co. Dr. Morgenthaler served as a director of Computer Technology Assoc. Inc. from 1993 to 1999 and served as a director of Columbia Aluminum Company from 1987 to 1996 and currently serves as a director for VeriFax Inc.

Mr. Gerard Munera. Mr. Munera, age 70, has served as a director since September 2000. From October 1996 to the present, Mr. Munera has been General Manager of Synergex Group LLC, a personally controlled holding company with diversified investments, including real estate, securities, gold mining and high technology industries. Mr. Munera is also Director of SiVault Systems, Inc., Meridian Gold Inc., Mag Industries Corporation and Nevsun Resources Ltd. Between 1990 and 1991, Mr. Munera was Senior Vice President of Corporate Planning and Development and a member of the Executive Committee of RTZ plc. Between 1991 and 1994, Mr. Munera was President of Minorco (USA), a diversified $1.5 billion natural resources group. From 1994 to October 1996, Mr. Munera was Chairman and CEO of Latin American Gold Inc., a gold exploration and mining company.

Executive Officers

The following individuals serve as executive officers. Each executive officer is appointed by the Board of Directors and serves at the pleasure of the Board.

Name	Position	Age

Mr. Yvon Pierre Cariou	President and Chief Executive Officer	60
Mr. Richard A. Santa	Vice President, Chief Financial Officer and Secretary	55
Mr. John G. Banker	Vice President, Marketing and Sales, Clad Metal Division	59

Mr. Yvon Pierre Cariou. Mr. Cariou has served as President and Chief Executive Officer since November 2000. From March 2000 to November 2000, Mr. Cariou was a consultant who performed research and development projects for the oil industry and market research for a start-up company. From November 1998 to March 2000, Mr. Cariou was President and Chief Executive Officer of Astrocosmos Metallurgical Inc., a division of Groupe Carbone Lorraine of France, involved in the design and fabrication of process equipment for the chemical and pharmaceutical industries. From September 1993 to September 1998, Mr. Cariou was a Partner and Vice President Sales and Marketing of Hydrodyne/FPI Inc., an aerospace components manufacturer specializing in liquid propulsion. From January 1991 to September 1993, Mr. Cariou was President of MAINCO Corp., an elevator design, build and service company and a division of Nu-Swift, a public company based in the United Kingdom. Earlier in his career, Mr. Cariou served as President/CEO of L.A. Water Treatment Inc., an industrial and municipal water treatment systems company and a subsidiary of London-based Thames Water Plc and as President/CEO of Goldsworthy Engineering, a specialist in the engineering and manufacture of automated systems for the laying of aerospace composite materials. He also spent fifteen years with Carbone Lorraine, a global industrial components manufacturer, where he held various executive positions in France and the United States, including President of Carbone USA Corp.

Mr. Richard A. Santa. Mr. Santa has served as Vice President, Chief Financial Officer and Secretary since October 1996 and served as interim Chief Financial Officer from August 1996 to October 1996. Prior to joining us in August 1996, Mr. Santa was Corporate Controller of Scott Sports Group Inc. from September 1993 to April 1996. From April 1996 to August 1996, Mr. Santa was a private investor. From June 1992 to August 1993, Mr. Santa was Chief Financial Officer of Scott USA, a sports equipment manufacturer and distributor. Earlier in his career, Mr. Santa was a senior manager with Price Waterhouse, where he was employed for ten years.

Mr. John G. Banker. Mr. Banker has served as Vice President, Marketing and Sales, Clad Metal Division since June 2000. From June 1996 to June 2000, Mr. Banker was President of CLAD Metal Products, Inc. From June 1977 to June 1996, Mr. Banker was employed by us and served in various technical, sales and management positions. Mr. Banker held the position of Senior Vice President, Sales and New Business Development from June 1991 to July 1995.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and officers, and persons who own more than 10% of a registered class of our equity securities, to file with the SEC an initial report of ownership and to report changes in ownership of our common stock and other equity securities. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with and filed on time, except that on one occasion each, Mr. Cariou and SNPE inadvertently failed to timely file a Form 4. These forms were subsequently filed reporting the appropriate information.

We have adopted a Code of Ethics applicable to each of the Named Executive Officers. The Code of Ethics has been posted on our website, www.dynamicmaterials.com.

ITEM 11.                Executive Compensation

The following table shows compensation awarded or paid to, or earned by, our executive officers (each, a “Named Executive Officer”) during the fiscal years ended December 31, 2005, 2004 and 2003:

Summary Compensation Table

					Long Term Compensation
		Annual Compensation			Awards
Name and Principal	Fiscal			Other Annual		All Other
Position	Year	Salary ($)	Bonus ($)	Compensation ($) (1)	Options (#)	Compensations ($)
Yvon Pierre Cariou	2005	290,000	440,580	—	40,000	12,669	(2)
President and	2004	260,000	169,250	—	—	10,700	(3)
Chief Executive Officer	2003	240,000	—	—	64,000	13,604	(4)

Richard A. Santa	2005	223,500	139,400	—	30,000	11,521	(5)
Vice President, Chief	2004	217,000	86,800	—	—	11,285	(6)
Financial Officer and	2003	211,000	—	—	48,000	12,947	(7)
Secretary

John G. Banker	2005	200,000	170,000	—	30,000	9,997	(8)
Vice President,	2004	145,000	179,600	—	—	10,569	(9)
Sales and Marketing	2003	132,500	52,500	—	48,000	8,986	(10)

1)              Except as disclosed in this column, the amount of perquisites provided to each Named Executive Officer did not exceed the lesser of $50,000 or 10% of total salary and bonus for each fiscal year.

2)              Includes $3,300 of life insurance premiums and $9,369 of matching contributions under the 401(k) plan.

3)              Includes $3,300 of life insurance premiums and $7,400 of matching contributions under the 401(k) plan.

4)              Includes $3,300 of life insurance premiums and $10,304 of matching contributions under the 401(k) plan.

5)              Includes $3,269 of life insurance premiums and $8,252 of matching contributions under the 401(k) plan.

6)              Includes $3,273 of life insurance premiums and $8,012 of matching contributions under the 401(k) plan.

7)              Includes $3,269 of life insurance premiums and $9,678 of matching contributions under the 401(k) plan.

8)              Includes  $2,305 of life insurance premiums and $7,692 of matching contributions under the 401(k) plan.

9)              Includes $3,757 of life insurance premiums and $6,812 of matching contributions under the 401(k) plan.

10)        Includes $3,189 of life insurance premiums and $5,797 of matching contributions under the 401(k) plan.

Stock Options

We grant options to our executive officers, among others, under our 1997 Plan. As of February 28, 2006, options to purchase a total of 594,926 shares were outstanding under this plan and options to purchase 18,074 shares remained available for grant thereunder.

The following table shows certain information regarding options granted to the above-referenced officers during the fiscal year ended December 31, 2005:

OPTIONS GRANTS IN FISCAL YEAR 2005

	Individual Grants
		Percent of
	Number of	Total			Potential Realizable Value at
	Securities	Options			Assumed Annual Rates of
	Underlying	Granted to	Exercise or		Stock Price Appreciation
	Options	Employees	Base Price	Expiration	for Option Team
Name	Granted (#)	in 2005	($/Sh)	Date	5% ($)	10% ($)
Yvon Pierre Cariou	40,000	22.7%	$4.87	1/21/2015	122,509	310,461
Richard A. Santa	30,000	17.0%	$4.87	1/21/2015	91,882	232,846
John G. Banker	30,000	17.0%	$4.87	1/21/2015	91,882	232,846

The following table shows for the fiscal year ended December 31, 2005, certain information regarding options exercised by, and held at year-end by, the above-referenced officers:

OPTION EXERCISES IN FISCAL YEAR 2005 AND FISCAL YEAR-END OPTION VALUES

Number of
			Securities	Value of
			Underlying	Unexercised
			Unexercised	In-the-Money
			Options at	Options at
			December 31, 2005	December 31, 2005 (1)
	Shares Acquired	Value	Exercisable/	Exercisable/
Name	on Exercise (#)	Realized ($)	Unexercisable	Unexercisable
Yvon Pierre Cariou	120,000	2,344,253	17,000 / 87,000	$488,000 / $2,349,900
Richard A. Santa	195,000	3,071,055	43,500 / 65,500	$1,241,790 / $1,769,570
John G. Banker	98,250	1,884,579	6,250 / 65,500	$178,750 / $1,769,570

(1)          i.e., value of options for which the fair market value of the common stock at December 31, 2005 ($30.02) exceeds the exercise price.

ITEM 12.                                                Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the ownership of our common stock as of February 28, 2006 by: (i) each person or group known by us to be the beneficial owner of more than 5% of our common stock, (ii) each of our directors; (iii) each of our executive officers; and (iv) all executive officers and directors as a group.

	Beneficial Ownership (1)
Name and Address (2) of Beneficial Owner	Number of Shares	Percent of Total

SNPE, Inc. (3) 101 College Road East Princeton, NJ 08540	5,926,982	50.35

Mr. Yvon Pierre Cariou (4)	74,440	*

Mr. Richard A. Santa (4)	121,184	1.02

Mr. John G. Banker (4)	36,158	*

Mr. Michel Nicolas (4)	15,000	*

Mr. Bernard Zeller (4)	—	*

Mr. Michel Rieusset (4)	15,000	*

Mr. Francois Schwartz (4)	3,672	*

Mr. Dean K. Allen (4)	46,000	*

Dr. George W. Morgenthaler (4)	118,756	1.01

Mr. Gerard Munera (4)	—	*

All executive officers and directors as a group (5) (10 persons)	430,210	3.58

*              Less than 1%

(1)                                  This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G, if any, filed with the Securities and Exchange Commission. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 11,772,420 shares outstanding on February 28, 2006, adjusted as required by rules promulgated by the SEC.

(2)                                  Unless otherwise indicated, the address of each beneficial owner is c/o Dynamic Materials Corporation, 5405 Spine Road, Boulder, Colorado 80301.

(3)                                  The information reported is based solely on information contained in the Forms 4 or 13D filed by each of SNPE, Inc., SOFIGEXI, and SNPE. Each reported that it had shared voting and investment power and beneficial ownership of 5,926,982 shares. Mr. Nicolas, Mr. Rieusset, Mr. Schwartz, and Mr. Zeller, all of whom are our directors, are officers of SNPE, or its affiliates or subsidiaries.

(4)                                  Amounts reported include shares subject to stock options exercisable within 60 days of February 28, 2006 as follows: Mr. Cariou, 49,500 shares; Mr. Santa, 68,250 shares; Mr. Banker, 31,000 shares; Mr. Nicolas, 15,000 shares; Mr. Zeller, 0 shares; Mr. Rieusset, 15,000 shares; Mr. Schwartz, 3,672 shares; Mr. Allen, 30,000 shares; Dr. Morgenthaler, 40,000 shares; and Mr. Munera, 0 shares. Shares of common stock subject to options that are exercisable within 60 days of February 28, 2006 are deemed to be beneficially owned by the person holding those options for the purpose of computing the percentage ownership of the person, but are not treated as outstanding for the purpose of computing any other person’s percentage ownership.

(5)                                  The amount reported includes 252,422 shares subject to stock options exercisable within 60 days of February 28, 2006. The applicable percentage is based on 12,024,842 shares outstanding, which includes shares subject to stock options exercisable within 60 days.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information regarding the equity compensation plan as of December 31, 2005:

			Number of securities
	Number of securities to	Weighted average	remaining available for
	be issued upon exercise	exercise price of	future issuance under
	of outstanding options,	outstanding options,	equity compensation
Plan Category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	588,426	$4.77	38,074

Equity compensation plans not approved by security holders	0	$0.00	0

	588,426	$4.77	38,074

ITEM 13.                Certain Relationships and Related Transactions

On March 16, 2001, we announced that we had reached agreement to acquire 100% of the stock of Nobelclad and Nitro Metall from NEF. Nobelclad and Nitro Metall operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, which generated combined revenues of approximately $10.5 million in calendar year 2000. NEF is wholly owned by Groupe SNPE and is a sister company to SNPE, which owns approximately 51% of our common stock. Mr. Francois Schwartz, a director, is the President of SNPE. The acquisition closed on July 3, 2001. The purchase price was financed through a $4.0 million intercompany note agreement between us and SNPE and the assumption of $1.23 million in third party bank debt associated with Nobelclad’s acquisition of Nitro Metall from NEF prior to our purchase of Nobelclad stock.

We have a sales commission agreement with Clad Metal Products, Inc, which is 100% owned by Mr. John Banker, an executive officer. Under this agreement, we will pay Clad Metal Products, Inc. 20% of the commissions that it earns on sales of certain non-explosion clad products. During fiscal year 2005, $13,327 was earned in commission and was subsequently paid in 2006.

Nobelclad purchases explosives used in its cladding operation from Nobel Explosifs France, which is a wholly owned subsidiary of Groupe SNPE.  For the years ended December 31, 2005, 2004 and 2003, these purchases totaled $820, $739, and $445, respectively.  Accounts payable as of December 31, 2005 and 2004 include outstanding amounts of $229 and $298, respectively relating to these purchases.

ITEM 14.                Principal Accountant Fees and Services

Audit Committee Pre-Approval Policies and Procedures

In accordance with the SEC’s rules requiring the Audit Committee to pre-approve all audit and non-audit services provided by our independent auditor, the Audit Committee has adopted a formal policy on auditor independence requiring the approval by the Audit Committee of all professional services rendered by our independent auditor prior to the commencement of the specified services. The Audit Committee approved all services performed by Ernst &Young LLP (“E&Y”) in fiscal year 2005 in accordance with our formal policy on auditor independence.

Audit Fees

We paid E&Y approximately $406,000 and $150,000 for aggregate fees billed for professional services rendered for the audit of our 2005 and 2004 annual financial statements and review of our 2005 and 2004 quarterly financial statements.

Audit Related Fees

We paid E&Y approximately $13,500 and $2,250 in audit related fees for the 2005 and 2004 fiscal years respectively.

Tax Fees

We paid E&Y approximately $13,000 and $11,200 for fees related to federal and state tax compliance during the fiscal year 2005 and 2004. We also paid approximately $93,000 and $28,450 during 2005 and 2004 for tax advice and tax planning.

All Other Fees

We did not pay out any fees in 2005 or 2004 for other professional services.

ITEM 15.                                                Exhibits and Financial Statement Schedules

(a)           Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

 (b)          Exhibits

Exhibit Number	Description
10.1	Employee Stock Purchase Plan, dated January 9, 1998 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission on April 22, 1998).
10.2	Operating Lease, dated as of March 18, 1998, between Company and Spin Forge, LLC (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 2, 1998).
10.3	Option Agreement, dated as of March 18, 1998, between Company and Spin Forge, LLC (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 2, 1998).
10.4

Loan Agreement between Company and Fayette County Industrial Development Authority, dated September 1, 1998 (incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 17, 1998).

10.5

Amended and Restated Employee Stock Option Plan approved by the Directors of the Company on March 26, 1999 (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission on April 26, 1999).

10.6	Stock Purchase Agreement, dated January 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 31, 2000).
10.7

Agreement and Amendment to Operating Lease, dated as of February 1, 2000 between the Company and Spin Forge, LLC (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 30, 2000).

10.8	Form of Directors and Officers Indemnification Agreement (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 30, 2000).
10.9

Stock Purchase Agreement, dated as of January 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Definitive Proxy Statement filed with the Commission on May 9, 2000).

10.10

Amendment Number One to Stock Purchase Agreement, dated as of April 20, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 10-Q filed with the Commission on May 12, 2000).

10.11	Credit Facility and Security Agreement, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 22, 2000).
10.12	Convertible Subordinated Note, dated as of June 14, 2000, between the Company and SNPE, Inc. (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 22, 2000).
10.13	Stock Purchase Agreement, dated June 28, 2001, between DMC and Nobel Explosifs France (incorporated by reference to the Company’s Form 8-K filed with the Commission on July 16, 2001).

10.14	Term Loan Agreement, dated July 3, 2001, between DMC and SNPE, Inc. (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 26, 2002).
10.15	Stock Pledge Agreement, dated July 3, 2001, between DMC and SNPE, Inc. (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 26, 2002).
10.16

Credit and Security Agreement, dated December 4, 2001, between DMC and Wells Fargo Business Credit, Inc. (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 26, 2002).

10.17	Agreement, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)
10.18

Transition Services Agreement, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.19

Equipment Lease Agreement, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.20	Sublease, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)
10.21

Amendment Number 5 to Option Agreement, , dated as of September 17, 2004, between the Company and Spin Forge, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.22

Option Agreement, dated as of September 17, 2004, between the Company and Aerojet (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 23, 2004)

10.23	Employment Agreement, dated as of March 3, 2005, by and between the Company and Yvon Cariou (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 22, 2005)
10.24	Employment Agreement, dated as of March 3, 2005, by and between the Company and John G. Banker (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 22, 2005)
10.25	Employment Agreement, dated as of March 3, 2005, by and between the Company and Richard A. Santa (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 22, 2005)
10.26

Credit Agreement dated as of September 15, 2005 between Dynamic Materials Corporation and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form8-K filed with the Commission on September 21, 2005)

10.27

$7,500,000 Revolving Line of Credit Note dated September 15, 2005 of Dynamic Materials Corporation payable to the order of Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 21, 2005)

10.28	Option Purchase Agreement, dated November 4, 2005, by and between the Company and Spin Forge, LLC (incorporated by reference to the Company Form 10-Q filed with the Commission on November 9, 2005)
10.29

Supply Agreement, dated as of November 29, 2005, by and between General Electric Company, through its GE Energy Business, and Dynamic Materials Corporation, through its AMK Welding Division (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 5, 2005)

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

(c)           Financial Statement Schedules

See Schedule II beginning on page 77 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION

March 14, 2006	By:	/s/ Richard A. Santa
Richard A. Santa
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yvon Pierre Cariou	President and Chief Executive Officer	March 14, 2006
Yvon Pierre Cariou	(Principal Executive Officer)

/s/ Richard A. Santa	Vice President and Chief Financial Officer	March 14, 2006
Richard A. Santa	(Principal Financial and Accounting Officer)

/s/ John G. Banker	Vice President, Marketing & Sales, Clad Metal Division	March 14, 2006
John G. Banker	(Executive Officer)

/s/ Michel Nicolas	Chairman and Director	March 14, 2006
Michel Nicolas

/s/ Dean K. Allen	Director	March 14, 2006
Dean K. Allen

/s/ Michel Rieusset	Director	March 14, 2006
Michel Rieusset

/s/ Francois Schwartz	Director	March 14, 2006
Francois Schwartz

/s/ Bernard Zeller	Director	March 14, 2006
Bernard Zeller

/s/ Gerard Munera	Director	March 14, 2006
Gerard Munera

/s/ George W. Morgenthaler	Director	March 14, 2006
George W. Morgenthaler

DYNAMIC MATERIALS CORPORATION

INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2005

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the consolidated financial statements of Dynamic Materials Corporation and subsidiary as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 10, 2006 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP
Denver, Colorado
March 10, 2006

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Accounts	Balance at
	beginning	charged to	receivable	end of
	of period	income	written off	period
Year ended -

December 31, 2003	$256	$15	$(54)	$217

December 31, 2004	$217	$85	$(22)	$280

December 31, 2005	$280	$49	$(28)	$301

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

WARRANTY RESERVE

	Balance at	Additions		Balance at
	beginning	charged to	Repairs	end of
	of period	income	allowed	period
Year ended -

December 31, 2003	$150	$28	$(28)	$150

December 31, 2004	$150	$30	$(39)	$141

December 31, 2005	$141	$498	$(118)	$521

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

INVENTORY RESERVE

	Balance at	Additions		Balance at
	beginning	charged to	Inventory	end of
	of period	income	write-offs	period
Year ended -

December 31, 2003	$75	$53	$(71)	$57

December 31, 2004	$57	$170	$(57)	$170

December 31, 2005	$170	$158	$(163)	$165