Form 10-Q
period 2006-03-31
DYNAMIC MATERIALS CORP
filed 2006-04-27
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

The number of shares of Common Stock outstanding was 11,788,670 as of April 25, 2006.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I Item 1- Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “anticipate”, “estimate”, “expect”, “intend” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; fluctuations in customer demand; competitive factors; the timely completion of contracts; any actions which may be taken by SNPE as the controlling shareholder of Dynamic Materials Corporation (“DMC” or the “Company”) with respect to the Company and our businesses; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1. Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2006	December 31, 2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$13,114	$5,763
Marketable securities	—	1,950
Loan to related party	1,211	—
Accounts receivable, net of allowance for doubtful accounts of $329 and $301, respectively	15,002	15,576
Inventories	12,644	11,869
Prepaid expenses and other	1,820	822
Current portion of other receivables related to discontinued operations	678	—
Current deferred tax assets	597	572

Total current assets	45,066	36,552

PROPERTY, PLANT AND EQUIPMENT	23,205	22,635
Less - Accumulated depreciation	(10,415)	(10,063)

Property, plant and equipment, net	12,790	12,572

GOODWILL, net	847	847

DEFERRED TAX ASSETS	1,824	819

OTHER ASSETS, net	79	101

OTHER RECEIVABLES RELATED TO DISCONTINUED OPERATIONS	—	681

ASSETS OF DISCONTINUED OPERATIONS	789	3,739

TOTAL ASSETS	$61,395	$55,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2006	2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,486	$7,278
Accrued expenses	1,833	1,615
Accrued income taxes	4,109	979
Accrued employee compensation and benefits	2,164	2,508
Customer advances	2,033	1,885
Related party debt	—	45
Current maturities on long-term debt	540	528

Total current liabilities	18,165	14,838

LONG-TERM DEBT	2,185	2,221

DEFERRED TAX LIABILITIES	1,525	195

OTHER LONG-TERM LIABILITIES	231	222

LIABILITIES OF DISCONTINUED OPERATIONS	—	2,880

COMMITMENTS AND CONTINGENT LIABILITIES	—	—
Total liabilities	22,106	20,356

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 11,782,420 and 11,758,920 shares issued and outstanding, respectively	589	588
Additional paid-in capital	20,241	19,778
Retained earnings	17,834	14,104
Other cumulative comprehensive income	625	485

Total stockholders’ equity	39,289	34,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$61,395	$55,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in Thousands, Except Share Data)

(unaudited)

	2006	2005
NET SALES	$25,175	$17,510
COST OF PRODUCTS SOLD	15,894	12,860
Gross profit	9,281	4,650
COSTS AND EXPENSES:
General and administrative expenses	1,527	809
Selling expenses	1,324	1,126
Total costs and expenses	2,851	1,935
INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	6,430	2,715
OTHER INCOME (EXPENSE):
Other income (expense), net	(6)	5
Interest expense	(29)	(86)
Interest income	123	4
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	6,518	2,638
INCOME TAX PROVISION	2,379	990
INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	4,139	1,648
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	1,357	—
Income from discontinued operations	1,357	—
NET INCOME	$5,496	$1,648
INCOME PER SHARE - BASIC:
Continuing operations	$0.35	$0.15
Discontinued operations	0.12	—
Net income	$0.47	$0.15
INCOME PER SHARE - DILUTED:
Continuing operations	$0.34	$0.14
Discontinued operations	0.11	—
Net income	$0.45	$0.14
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	11,768,098	10,694,260
Diluted	12,217,547	11,861,100

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2006

(Amounts in Thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Other Cumulative Comprehensive		Comprehensive Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period

Balances, December 31, 2005	11,759	$588	$19,778	$14,104	$485	$34,955

Shares issued for stock option exercises	23	1	73	—	—	74

Tax benefit related to stock options	—	—	54	—	—	54

Stock-based compensation	—	—	336	—	—	336

Dividends paid	—	—	—	(1,766)	—	(1,766)

Net income	—	—	—	5,496	—	5,496	5,496

Change in cumulative foreign currency translation adjustment	—	—	—	—	140	140	140
Balances, March 31, 2006	11,782	589	20,241	17,834	625	39,289	5,636

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in Thousands)

(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,496	$1,648
Adjustments to reconcile net income to net cash provided by operating activities -
Income from discontinued operations, net of tax	(1,357)	—
Depreciation	313	362
Amortization	4	4
Amortization of capitalized debt issuance costs	7	13
Stock-based compensation	336	—
Provision for deferred income taxes	320	(14)
Tax benefit related to exercise of stock options	—	214
Change in -
Accounts receivable, net	689	852
Inventories	(531)	(283)
Prepaid expenses and other	(803)	(218)
Accounts payable	120	145
Accrued expenses and other liabilities	1,899	(469)
Net cash provided by operating activities	6,493	2,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(469)	(577)
Sale of marketable securities	1,950	—
Loan to related party	(1,206)	—
Change in other non-current assets	79	78
Payment received on other receivables related to discontinued operations	3	874
Cash flows provided by investing activities of discontinued operations	2,197	—

Net cash flows provided by investing activities	2,554	375

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on bank lines of credit, net	—	(3,041)
Repayments on related party lines of credit, net	(45)	(129)
Payment on SNPE, Inc. term loan	—	(667)
Payment on industrial development revenue bond	(45)	(240)
Payment of dividends	(1,766)	—
Change in other long-tem liabilities	7	4
Net proceeds from issuance of common stock to employees and directors	74	620
Tax benefit related to exercise of stock options	54	—

Net cash flows used in financing activities	(1,721)	(3,453)

EFFECTS OF EXCHANGE RATES ON CASH	25	(57)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,351	(881)

CASH AND CASH EQUIVALENTS, beginning of the period	5,763	2,404

CASH AND CASH EQUIVALENTS, end of the period	$13,114	$1,523

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Data)

(unaudited)

1.             BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.

2.             SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and a subsidiary in which it has a greater than 50% interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for the Company’s foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders’ equity and are included in other cumulative comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company’s operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not conform with changes in the corresponding balances in the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

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

Loan to Related Party

Nobelclad Europe, S.A. (“Nobelclad”) has a Euro-denominated cash management agreement with SNPE that provides for loans to or from either party of up to approximately $3.4 million, based on the December 31, 2005 exchange rates. Amounts outstanding under this agreement bear interest at EURIBOR plus 1.5% annually. Due to Nobelclad’s excess cash position during the first quarter of 2006, it began advancing cash to Groupe SNPE through this intercompany cash agreement. At March 31, 2006, these advances to Groupe SNPE totaled 1,003 Euros ($1,211). The interest rate earned on these advances exceeded the interest rate that Nobelclad could earn on excess cash and cash equivalents held at its local bank. The agreement allowed Nobelclad to request repayment on the advances at any time. The balance outstanding at March 31, 2006 was subsequently repaid in full.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended March 31, 2006
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$5,496	11,768,098	$0.47

Dilutive effect of options to purchase common stock	—	449,449

Dilutive earnings per share	$5,496	12,217,547	$0.45

	For the three months ended March 31, 2005
	Net Income	Shares	Per share Amount

Basic earnings per share	$1,648	10,694,260	$0.15

Dilutive effect of options to purchase common stock	—	766,840
Dilutive effect of convertible subordinated note, net of tax	12	400,000

Dilutive earnings per share	$1,660	11,861,100	$0.14

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of 2006. See Note 3 for further detail.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, Inventory Costs (“SFAS 151”), which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. We adopted the standard on January 1, 2006 and it did not have an impact on our Condensed Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. This Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement was effective on January 1, 2006. Our adoption of this Statement on January 1, 2006 did not have an impact on our Condensed Consolidated Financial Statements.

3.             STOCK-BASED COMPENSATION

The Company maintains a stock option plan that provides for grants of both incentive stock options and non-statutory stock options. Incentive stock options are granted at exercise prices that equal the fair market value of the stock at date of grant based upon the closing sales price of the Company’s common stock on that date. Incentive stock options generally vest 25% annually and expire ten years from the date of grant. Non-statutory stock options are generally granted at exercise prices that equal the fair market value of the stock at date of grant. These options vest over periods ranging from one to four years and have expiration dates ten years from the date of grant.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by SFAS 123. Accordingly, no stock-based compensation expense was recognized in the Consolidated Statements of Operations for the three months ended March 31, 2005 as the options granted under the Company’s stock option plan had exercise prices equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method. Under that transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on grant date fair value estimated in accordance with SFAS 123R.

The fair value for each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions used for the single grant during the three months ended March 31, 2006: a risk free interest rate of 4.35%; an expected volatility factor of 86.6%; an expected dividend yield of .375%; and an expected life of 4 years. Our computation of expected volatility for the quarter ended March 31, 2006 is based on historical volatility from the past four years, based on the current expected life of outstanding options. Our computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the options granted during the three months ended March 31, 2006 was $22.30 per underlying share. Each grant is valued as a single award and compensation expense is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated.

As a result of adopting SFAS 123R on January 1, 2006, the Company’s pretax income and net income for the three months ended March 31, 2006 were $336 and $240 lower, respectively, than if it had continued to account for stock-based compensation under APB 25. Basic and diluted earnings per share for the three months ended March 31, 2006 would have been $0.49 and $0.47, respectively, if the Company had not adopted SFAS 123R, compared to reporting basic and diluted earnings per share of $0.47 and $0.45, respectively. The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations:

Three Months Ended March 31, 2006
Cost of products sold	$11
General and administrative expense	307
Selling expense	18
Stock-based compensation expense before income taxes	336
Income tax benefit	(96)
Stock-based compensation expense, net of income taxes	$240

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows. The $54 excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the three months ended March 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the three months ended March 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods. The following assumptions were used in the options pricing model: a risk free interest rate of 3.6%; an expected volatility factor of 89.4%; an expected dividend yield of 0.0%; and an expected life of 4 years.

Three Months Ended
March 31, 2005

Net income-as reported	$1,648
Deduct stock-based compensation expense determined under fair value method, net of related tax effects	(81)
Pro forma net income	$1,567

Earnings per share:
Basic-as reported	$0.15
Basic-pro forma	$0.15
Diluted-as reported	$0.14
Diluted-pro forma	$0.13

The following table summarizes the stock options outstanding as of March 31, 2006 as well as activity for the three months then ended:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	588,426	$4.77
Granted	20,000	35.21
Exercised	(23,500)	3.16
Outstanding at end of period	584,926	$5.88	7.87	$17,409

Exercisable at end of period	228,672	$1.94	7.35	$7,705

The intrinsic value of options exercised for the three months ended March 31, 2006 was $713. As of March 31, 2006, there was $1,052 of total unrecognized stock-based compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 1.09 years.

4.             INVENTORY

The components of inventory are as follows at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(unaudited)
Raw materials	$5,565	$5,767
Work-in-process	6,683	5,878
Supplies	396	224

	$12,644	$11,869

5.             DEBT

Long-term debt consists of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
	(unaudited)
Term loan - French bank	$1,050	$1,029
Industrial development revenue bonds	1,675	1,720

	2,725	2,749
Less current maturities	(540)	(528)

Long-term debt	$2,185	$2,221

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of March 31, 2006, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

6.             BUSINESS SEGMENTS

The Company is organized in the following two segments: the Explosive Metalworking segment and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis. The most significant product of this group is clad metal, which is used in the fabrication of pressure vessels, heat exchangers and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 2006 and 2005 as follows:

	Explosive Metalworking Group	AMK Welding	Total
For the three months ended March 31, 2006:
Net sales	$24,176	$999	$25,175
Depreciation and amortization	$262	$55	$317
Segment income from operations of continuing operations	$6,658	$108	$6,766
Unallocated amounts:
Stock-based compensation			(336)
Other expense			(6)
Interest income, net			94
Consolidated income before income taxes and discontinued operations			$6,518

	Explosive Metalworking Group	AMK Welding	Total
For the three months ended March 31, 2005:
Net sales	$16,967	$543	$17,510
Depreciation and amortization	$320	$46	$366
Segment income (loss) from operations of continuing operations	$2,830	$(115)	$2,715
Unallocated amounts:
Other income			5
Interest expense, net			(82)
Consolidated income before income taxes and discontinued operations			$2,638

During the three months ended March 31, 2006, sales to one customer represented approximately $3,665 (15%) of total net sales. During the three months ended March 31, 2005, sales to no one customer accounted for more than 10% of total net sales.

7.                   COMPREHENSIVE INCOME

DMC’s comprehensive income for the three months ended March 31, 2006 and 2005 was as follows:

	Three Months Ended March 31,
	2006	2005
Net income for the period	$5,496	$1,648
Foreign currency translation adjustment	140	(284)
Comprehensive income	$5,636	$1,364

As of March 31, 2006 and December 31, 2005 other cumulative comprehensive income of $625 and $485, respectively, consists entirely of cumulative foreign currency translation adjustment.

8.                   DISCONTINUED OPERATIONS

On September 17, 2004, DMC completed the divestiture of its Spin Forge division under an agreement that involved subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party. Under the master agreement relating to this divestiture transaction, DMC sold all inventory, books and records, intangible personal property, business information and technology, customer contracts, and licenses and permits relating to the Spin Forge business to this third party for a sales price of approximately $1,700. The third party also assumed full responsibility for the Spin Forge business activities and operating expenses. Despite the fact that the Company retained ownership of the equipment and continued to carry a capital lease asset of $2,880 on its books, the Company concluded that the Spin Forge divestiture transaction qualified for treatment as discontinued operations since the Company had completely exited the Spin Forge operating business and has no intent to ever again operate any of the leased assets. To the extent that the third party purchaser of the Spin Forge business does not exercise its option to purchase all or a portion of the leased equipment and tooling when the lease term expires on January 1, 2007, DMC plans to immediately liquidate such equipment.

On January 10, 2006, the Company sold its purchase option on the Spin Forge real estate to the property owner for $2,300. The completion of this transaction resulted in a pretax gain of $2,197, which was recorded as discontinued operations in the first quarter of 2006. In connection with the sale of the purchase option, the underlying lease agreement was terminated. Accordingly, the capital lease asset of $2,880 and the related lease obligation of the same amount were removed from the Company’s balance sheet in the first quarter of 2006.

Assets of discontinued operations are comprised of the following:

	March 31, 2006	December 31, 2005
	(unaudited)
Leased manufacturing equipment	789	859
Capital lease asset - real estate	—	2,880
Total assets of discontinued operations	$789	$3,739

The Company is receiving rent of $23 per month on the leased manufacturing equipment through the end of the initial lease term, which expires in December 2006. As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling $1,697 and the sale of this inventory was reflected in other receivables. As of March 31, 2006, the unpaid balance of this receivable, which is due no later than January 1, 2007, is $678 and is classified as short-term based on the payment schedule specified in the divestiture agreement. As of December 31, 2005, this receivable totaled $681 and was classified as long-term.

Discontinued operations for the three months ended March 31, 2006 is summarized as follows:

Three Months Ended March 31, 2006
Gain on sale of real estate purchase option	$2,197
Related income tax expense	(840)
Income from discontinued operations, net of tax	$1,357

ITEM 2.                Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2005.

Unless stated otherwise, all dollar figures in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into two segments: Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding. For the three months ended March 31, 2006, Explosive Metalworking accounted for 96% of our net sales and 98% of our income from operations of continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.

Our first quarter 2006 net sales increased 43.8% compared to the first quarter of 2005, reflecting Explosive Metalworking quarter-to-quarter net sales increases in our U.S.-based and European operations of 50.3% and 27.6%, respectively. Our operating income from continuing operations increased 136.8%, to $6,430 in the first quarter of 2006 from $2,715 in the first quarter of 2005, reflecting a $3,828 improvement in Explosive Metalworking’s operating income and a $223 improvement in AMK Welding’s operating income. Income from continuing operations before discontinued operations increased 151.2%, to $4,139 in the first quarter of 2006 from $1,648 in the first quarter of 2005. Our net income increased to $5,496 in the first quarter of 2006 from $1,648 in the first quarter of 2005. First quarter 2006 net income included $1,357 of income from discontinued operations, net of tax, relating to the sale of the Spin Forge real estate option as further discussed below.

Net sales

Explosive Metalworking’s net sales are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to fabricator customers that fabricate industrial equipment for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. Demand for our clad metal products in the United States is driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities, as well as new plants and large plant expansion projects. In contrast to the U.S. market, demand for our clad products in Europe and Asia is more dependent on new construction projects, such as the building of new purified terephthalic acid (“PTA”) plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum production industry.

AMK Welding’s net sales are generated from welding, heat treatment and inspection services that are provided with respect to customer-supplied parts for customers primarily involved in the power generation industry and aircraft engine markets.

A significant portion of our net sales is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving product quality and delivering product on time.

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

Discontinued operations

In September 2004, we completed the sale of our Spin Forge division. On January 10, 2006, we sold our option rights to purchase the Spin Forge real estate to the property owner for $2,300. We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported as discontinued operations, net of related taxes, in the first quarter of 2006.

Income taxes

Our effective income tax rate decreased to 36.5% in the first quarter of 2006 from 37.5% in the first quarter of 2005. Income tax provisions on the earnings of Nobelclad and Nitro Metall AB (“Nitro Metall”) have been provided based upon the respective French and Swedish statutory tax rates. Our first quarter 2006 effective tax rate is higher than the full year 2005 and 2004 effective income tax rates of 33.5% and 30.8%, respectively, as a result of the recognition in 2005 and 2004 of U.S. tax benefits relating to research and development tax credits, extraterritorial income exclusions and foreign tax credits. Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 36% and 38%.

Backlog

We use backlog as a primary means to measure the immediate outlook for our business. We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. Generally speaking, we expect to fill most items of backlog within the following 12 months. From experience, most firm purchase orders and commitments are realized. However, since orders may be rescheduled or canceled, and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog; nor can we be sure that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

Our backlog with respect to the Explosion Metalworking segment was approximately $41,966 at December 31, 2005.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net sales

	Three Months Ended
	March 31,			Percentage
	2006	2005	Change	Change
Net sales	$25,175	$17,510	$7,665	43.8%

Net sales for the first quarter of 2006 increased 43.8% to $25,175 from $17,510 in the first quarter of 2005. Explosive Metalworking sales increased 42.5% to $24,176 in the first three months of 2006 (96% of total sales) from $16,967 in the same period of 2005 (97% of total sales). The Explosive Metalworking sales increase reflects a 50.3% increase in sales by our U.S.-based operations and a 27.6% U.S. dollar sales increase at Nobelclad Europe. The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that this business segment serves. Our net sales are likely to continue to fluctuate from quarter-to-quarter and, in light of the record results posted in the first quarter of 2006, we expect that our net sales for the second quarter may be somewhat lower than they were in the first quarter.

AMK Welding contributed $999 to first quarter 2006 sales (4% of total sales) versus sales of $543 in the first quarter of 2005 (3% of total sales).

Gross profit

	Three Months Ended
	March 31,			Percentage
	2006	2005	Change	Change
Gross profit	$9,281	$4,650	$4,631	99.6%
Consolidated gross profit margin rate	36.9%	26.6%

Gross profit increased by 99.6% to $9,281 for the three months ended March 31, 2006 from $4,650 for the three months ended March 31, 2005. Our first quarter 2006 consolidated gross profit margin rate increased to 36.9% from 26.6% in the first quarter of 2005. The gross profit margin for Explosive Metalworking increased from 27.7% in the first three months of 2005 to 37.4% in the first three months of 2006 and the gross profit margin for AMK Welding increased to 24.9% in the first quarter of 2006 from a negative 7.9% in the first quarter of 2005. The increased gross profit margin rate for Explosive Metalworking reflects gross margin rates of 39.1% and 33.5% in the first quarter of 2006 for our U.S.-based clad operations and Nobelclad Europe, respectively, as compared to gross margin rates of 30.1% and 22.9%, respectively, in 2005. The gross margin improvements for both Explosive Metalworking and AMK Welding relate primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses. The Explosive Metalworking gross margin increase also reflects favorable changes in product mix and higher average prices in 2006, particularly with respect to our European operations. The gross profit margin typically fluctuates from one quarter to the next for various reasons, including a change in product mix. Our gross margins are likely to continue to fluctuate from quarter-to-quarter and, in light of the record results posted in the first quarter of 2006, we expect that our gross margins for the second quarter and the remainder of the year may be somewhat lower than they were in the first quarter.

General and administrative expenses

	Three Months Ended
	March 31,			Percentage
	2006	2005	Change	Change
General & administrative expenses	$1,527	$809	$718	88.8%
Percentage of net sales	6.1%	4.6%

General and administrative expenses increased by $718, or 88.8%, to $1,527 in the first quarter of 2006 from $809 in the first quarter of 2005. This increase in general and administrative expenses reflects a $733 increase in our U.S. operations, which was partially offset by a $15 decrease in our European general and administrative expenses. Increases in our U.S. operations, which currently absorb all corporate headquarters expenses, reflect stock-based compensation of $307, an aggregate increase of $152 in audit, tax consulting and investor relations expenses, a $116 increase in accrued incentive compensation expense, and the impact of annual salary adjustments. The 2006 increases in audit, tax advisory, consulting and investor relations expenses relate primarily to continued compliance with the Sarbanes-Oxley Act of 2002, tax planning initiatives and increased investor relations activities. As a percentage of net sales, general and administrative expenses increased to 6.1% in the first quarter of 2006 from 4.6% in the first quarter of 2005.

Selling expenses

	Three Months Ended
	March 31,			Percentage
	2006	2005	Change	Change
Selling expenses	$1,324	$1,126	$198	17.6%
Percentage of net sales	5.3%	6.4%

Selling expenses increased by 17.6% to $1,324 in the first quarter of 2006 from $1,126 in the first quarter of 2005. The $198 increase in selling expenses reflects increases of $175 and $23 for our U.S. operations and European operations, respectively. Increased spending in our U.S. operations reflects $145 for sales commissions on a large export order, the impact of annual salary adjustments and higher travel expenses during the first quarter of 2006. As a result of the significant increase in 2006 net sales, selling expenses as a percentage of net sales decreased to 5.3% in the first quarter of 2006 from 6.4% in the first quarter of 2005.

Income from operations of continuing operations

	Three Months Ended
	March 31,			Percentage
	2006	2005	Change	Change
Income from operations of continuing operations	$6,430	$2,715	$3,715	136.8%

Income from operations increased by 136.8% to $6,430 in the first three months of 2006 from $2,715 in the first three months of 2005. Explosive Metalworking reported income from operations of $6,658 in the first quarter of 2006 as compared to $2,830 in the first quarter of 2005. This 135.3% increase is largely attributable to the 42.5% sales increase discussed above.

AMK Welding reported income from operations of $108 in the first three months of 2006, compared to the loss of $115 that it reported for the first three months of 2005, which increase follows the 84.0% sales increase.

Income from operations of continuing operations for the three months ended March 31, 2006 includes $336 of stock-based compensation expense that is not allocated to our two business segments and thus not included in the above first quarter 2006 operating totals for Explosive Metalworking and AMK Welding.

Interest income (expense), net

	Three Months Ended
	March 31,			Percentage
	2006	2005	Change	Change
Interest income (expense), net	$94	$(82)	$176	NM

Net interest income (expense) improved by $176, to a net of $94 in interest income for the first quarter 2006 from a net of $82 in interest expense in the first quarter of 2005. This change in net interest income (expense) reflects a significant decrease in average outstanding borrowings year-to-year and the large cash balances we are currently carrying.

Income tax provision

	Three Months Ended
	March 31,			Percentage
	2006	2005	Change	Change
Income tax provision	$2,379	$990	$1,389	140.3%
Effective tax rate	36.5%	37.5%

We recorded an income tax provision of $2,379 in the first quarter of 2006 compared to $990 in the first quarter of 2005. The effective tax rate decreased to 36.5% in the first quarter of 2006 from 37.5% in the first quarter of 2005. The income tax provisions for the three months ended March 31, 2006 and 2005 include $1,844 and $779, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.

Income from discontinued operations

	Three Months Ended
	March 31,			Percentage
	2006	2005	Change	Change
Income from discontinued operations	$1,357	$—	$1,357	NM

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

We held a purchase option on the Spin Forge real estate that allowed us to purchase the real estate for $2,880, a price that was below the real estate’s appraised value. We completed the sale of the purchase option on the Spin Forge real estate on January 10, 2006. The option rights were sold to the property owner for $2,300. We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported in discontinued operations, net of related taxes. We continue to own the Spin Forge manufacturing equipment and tooling and lease it to the third party purchaser of the Spin Forge business. To the extent that this third party does not exercise its option to purchase all or a portion of the leased equipment and tooling when the lease term expires on January 1, 2007, we plan to immediately liquidate such equipment.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock. We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service and capital expenditure requirements of our current business operations for the foreseeable future, including the budgeted $8,000 expansion of our Mount Braddock, Pennsylvania facility. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies, including our ability to secure new customer orders at our operating divisions, and to continue to implement cost-effective internal processes.

Debt and other contractual obligations and commitments

Any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. Our existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. As of March 31, 2006, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2005.

Cash flows from operating activities

Net cash flows provided by operating activities for the first quarter 2006 totaled $6,493. Significant sources of operating cash flow included income from continuing operations of $4,139, non-cash depreciation and amortization expense of $324, stock-based compensation of $336, $320 from provision for deferred income taxes and positive net changes in various components of working capital in the amount of $1,374. Net positive changes in working capital included a decrease in accounts receivable of $689 and an increase in accounts payable and accrued expenses and other liabilities of $120 and $1,899, respectively. These positive changes in working capital were partially offset by an increase in inventories and prepaid expenses of $531 and $803 respectively.

Net cash flows provided by operating activities for the first quarter of 2005 totaled $2,254. Significant sources of operating cash flow included net income of $1,648, non-cash depreciation and amortization expense of $379, and $214 from the tax benefit related to stock options exercised during the year. Net positive changes in working capital during the first quarter of 2005 totaled $27, reflecting the positive effects of a decrease in accounts receivable of $852 and an increase in accounts payable of $145 that were almost entirely offset by increases in inventory and prepaid expenses of $283 and $218, respectively, and a $469 decrease in accrued expenses and other liabilities.

Cash flows from investing activities

Net cash flows provided by investing activities for the first quarter of 2006 were $2,554 and consisted primarily of $1,950 from the sale of marketable securities and $2,197 for investment activities of discontinued operations that consisted of the sale of the Spin Forge real estate purchase option. These cash inflows were partially offset by $469 in capital expenditures and $1,206 for a loan to a related party.

Net cash flows provided by investing activities for the first quarter of 2005 totaled $375 and consisted primarily of an $874 payment received on a portion of the outstanding receivable relating to the Spin Forge divestiture that was partially offset by the first quarter capital expenditures in the amount of $577.

Cash flows from financing activities

Net cash flows used in financing activities for the first quarter of 2006 were $1,721. Significant uses of cash for financing activities included a $1,766 payment of annual dividends, $45 repayment on related party line of credit and industrial development revenue bond principal payments of $45. Sources of cash flow from financing activities include $74 in net proceeds from the issuance of common stock relating to the exercise of stock options and $54 for an excess tax benefit related to the exercise of stock options.

Net cash flows used in financing activities for the first quarter of 2005 were $3,453. Significant uses of cash for financing activities included net repayments on bank lines of credit of $3,041, final principal payments on the SNPE term loan of $667, industrial development revenue bond principal payments of $240 and repayment on related party lines of credit of $129. Sources of cash flow from financing activities included $620 in net proceeds from the issuance of common stock relating to the exercise of stock options and employee stock purchases under our employee stock purchase plan.

Payment of Dividends

We may pay annual dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax law and any other factors that our board of directors deems relevant. Any determination to pay cash dividends is and will continue to be at the discretion of the board of directors.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, asset impairments, impact of foreign currency exchange rate risks, income taxes and stock-based compensation. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates, as additional information becomes known. We believe the following to be our most critical accounting policies.

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

The entire amount of goodwill, which had a carrying value of $847 on our balance sheet as of March 31, 2006, relates to our U.S. operations of the Explosive Metalworking segment. Based on the analysis performed in the fourth quarter of 2005, no impairment was recorded to the carrying value of goodwill.

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

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”) which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements or tax returns. Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement base and the tax base of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We routinely evaluate deferred tax assets to determine if they will more likely than not be recovered from future projected taxable income and record a valuation allowance accordingly.

During 2005, we completed an analysis of prior year tax credits and related items. As a result of the analysis, we filed amended federal and state income tax returns. The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded on our books and records. In assessing these additional losses and credits, we determined that the utilization of a portion of these was not probable, due to potential changes in the states in which we have income tax nexus. Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005. Due to our earnings in the first quarter of 2006, our projected utilization of the net operating losses and tax credits is more favorable and, as a result, the valuation at March 31, 2006 has been reduced to $105.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of 2006, which resulted in an after tax reduction in net income of $240 for the first quarter of 2006.

In November 2004, the FASB issued Statement of Accounting Standards No. 151, Inventory Costs (“SFAS 151”), which amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing. This statement requires abnormal amounts of idle facility expense, freight, handling costs and wasted material to be excluded from inventory costing and instead included as period expenses. In addition, this standard requires the allocation of fixed production overhead to be based on normal capacity of the production facilities. We adopted the standard on January 1, 2006 and it did not have an impact on our Condensed Consolidated Financial Statements.

In May 2005, the FASB issued Statement of Accounting Standards No. 154, Accounting Changes and Error Corrections (“SFAS 154”), which requires the direct effects of voluntary accounting principle changes to be retrospectively applied to prior periods’ financial statements. This Statement does not change the transition provisions of any existing accounting pronouncements, but would apply in the unusual instance that a pronouncement does not include specific transition provisions. SFAS 154 maintains existing guidance with respect to accounting estimate changes and corrections of errors. The Statement was effective on January 1, 2006. Our adoption of this Statement on January 1, 2006 did not have an impact on our Condensed Consolidated Financial Statements.

ITEM 3.                Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

As of March 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

Our backlog figures may not accurately predict future sales.

We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. Generally speaking, we expect to fill most items of backlog within the following 12 months. However, since orders may be rescheduled or canceled, and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog; nor can we be sure that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6.

Exhibits

10.1        -     Lease, dated September 21, 2000, between the heirs to the Daniel Harper Estate and Mypodiamond, Inc.

10.2        -     Sublease, dated December 16, 2000, between Mypodiamond, Inc. and the Company.

10.3        -     Notice of intent to exercise the extension option of the Sublease for a first additional term of five years, dated July 29, 2004.

10.4        -     First Amendment to Credit Agreement dated as of March 31, 2006 (incorporated by reference to our Current Report on Form 8-K filed with the Securities and Exchange Commission on April 5, 2006.

31.1        -     Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2        -     Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        -     Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        -     Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: April 26, 2006	/s/ Richard A. Santa
Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)