Form 10-Q
period 2006-06-30
DYNAMIC MATERIALS CORP
filed 2006-08-04
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

The number of shares of Common Stock outstanding was 11,844,235 as of August 3, 2006.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,010	$5,763
Marketable securities	—	1,950
Accounts receivable, net of allowance for doubtful accounts of $369 and $301, respectively	16,328	15,576
Inventories	13,947	11,869
Prepaid expenses and other	1,442	822
Current portion of other receivables related to discontinued operations	678	—
Current deferred tax assets	619	572
Total current assets	47,024	36,552

PROPERTY, PLANT AND EQUIPMENT	25,527	22,635
Less - Accumulated depreciation	(10,833)	(10,063)
Property, plant and equipment, net	14,694	12,572

GOODWILL, net	847	847

DEFERRED TAX ASSETS	249	819

OTHER ASSETS, net	68	101

OTHER RECEIVABLES RELATED TO DISCONTINUED OPERATIONS	—	681

ASSETS OF DISCONTINUED OPERATIONS	720	3,739
TOTAL ASSETS	$63,602	$55,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2006	2005
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,977	$7,278
Accrued expenses	1,490	1,615
Accrued income taxes	2,117	979
Accrued employee compensation and benefits	2,034	2,508
Customer advances	1,219	1,885
Related party debt	—	45
Current maturities on long-term debt	559	528
Total current liabilities	16,396	14,838

LONG-TERM DEBT	1,799	2,221

DEFERRED TAX LIABILITIES	298	195

OTHER LONG-TERM LIABILITIES	246	222

LIABILITIES OF DISCONTINUED OPERATIONS	—	2,880

COMMITMENTS AND CONTINGENT LIABILITIES	—	—
Total liabilities	18,739	20,356

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 11,844,235 and 11,758,920 shares issued and outstanding, respectively	592	588
Additional paid-in capital	20,428	19,778
Retained earnings	22,837	14,104
Other cumulative comprehensive income	1,006	485
Total stockholders’ equity	44,863	34,955
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$63,602	$55,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
NET SALES	$27,754	$18,376	$52,928	$35,886

COST OF PRODUCTS SOLD	17,833	13,161	33,727	26,020
Gross profit	9,921	5,215	19,201	9,866

COSTS AND EXPENSES:
General and administrative expenses	1,153	898	2,681	1,707
Selling expenses	946	870	2,270	1,995
Total costs and expenses	2,099	1,768	4,951	3,702

INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	7,822	3,447	14,250	6,164

OTHER INCOME (EXPENSE):
Other income (expense), net	(11)	13	(16)	16
Interest expense	(37)	(82)	(67)	(168)
Interest income	169	16	292	20
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	7,943	3,394	14,459	6,032
INCOME TAX PROVISION	2,938	1,279	5,317	2,269

INCOME FROM CONTINUING OPERATIONS BEFORE DISCONTINUED OPERATIONS	5,005	2,115	9,142	3,763
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	—	1,357	—
Income from discontinued operations	—	—	1,357	—
NET INCOME	$5,005	$2,115	$10,499	$3,763

INCOME PER SHARE - BASIC:
Continuing operations	$0.42	$0.19	$0.78	$0.35
Discontinued operations	—	—	0.11	—
Net income	$0.42	$0.19	$0.89	$0.35

INCOME PER SHARE - DILUTED:
Continuing operations	$0.41	$0.18	$0.75	$0.32
Discontinued operations	—	—	0.11	—
Net income	$0.41	$0.18	$0.86	$0.32

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	11,805,610	11,070,932	11,786,957	10,883,636
Diluted	12,229,189	12,053,338	12,223,268	11,958,696

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.10	$0.15	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2006

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income for
	Shares	Amount	Capital	Earnings	Income	Total	the Period

Balances, December 31, 2005	11,759	$588	$19,778	$14,104	$485	$34,955

Shares issued for stock option exercises	84	4	175	—	—	179

Shares issued in connection with the employee stock purchase plan	1	—	28	—	—	28

Tax benefit related to stock options	—	—	94	—	—	94

Stock-based compensation	—	—	353	—	—	353

Dividends paid	—	—	—	(1,766)	—	(1,766)

Net income	—	—	—	10,499	—	10,499	10,499

Change in cumulative foreign currency translation adjustment	—	—	—	—	521	521	521
Balances, June 30, 2006	11,844	592	20,428	22,837	1,006	44,863	11,020

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars in Thousands)

(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,499	$3,763
Adjustments to reconcile net income to net cash provided by operating activities -
Income from discontinued operations, net of tax	(1,357)	—
Depreciation	639	710
Amortization	6	7
Amortization of capitalized debt issuance costs	14	26
Stock-based compensation	353	—
Provision for deferred income taxes	656	(10)
Tax benefit related to exercise of stock options	—	2,294
Change in -
Accounts receivable, net	(373)	(415)
Inventories	(1,618)	(3,376)
Prepaid expenses and other	(427)	(1,620)
Accounts payable	1,432	1,978
Accrued expenses and other liabilities	(1,487)	(198)
Net cash provided by operating activities	8,337	3,159

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,561)	(1,376)
Sale of marketable securities	1,950	—
Loan to related party	(1,206)	—
Repayment on loan to related party	1,206	—
Change in other non-current assets	147	148
Payment received on other receivables related to discontinued operations	3	874
Cash flows provided by investing activities of discontinued operations	2,197	—
Net cash flows provided by (used in) investing activities	1,736	(354)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars in Thousands)

(unaudited)

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on bank lines of credit, net	—	(3,208)
Borrowings / (repayments) on related party lines of credit, net	(47)	259
Payment on SNPE, Inc. term loan	—	(667)
Payment on industrial development revenue bond	(90)	(490)
Payment on term loan with French bank	(356)	(373)
Payment of dividends	(1,766)	—
Change in other long-tem liabilities	15	32
Net proceeds from issuance of common stock to employees and directors	207	1,181
Tax benefit related to exercise of stock options	94	—
Net cash flows used in financing activities	(1,943)	(3,266)

EFFECTS OF EXCHANGE RATES ON CASH	117	(119)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,247	(580)

CASH AND CASH EQUIVALENTS, beginning of the period	5,763	2,404
CASH AND CASH EQUIVALENTS, end of the period	$14,010	$1,824

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

On May 15, 2006, SNPE, Inc., the Company’s former majority stockholder, sold in an underwritten public offering 5,926,982 shares of the Company’s common stock, which represented all shares held by SNPE, Inc.  Following the sale, four members of the Company’s board of directors, each of whom had represented SNPE, Inc., resigned from the board.  All transaction expenses were paid by SNPE, Inc.

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

Loan to Related Party

Nobelclad Europe, S.A. (“Nobelclad”) had a Euro-denominated cash management agreement with SNPE, the parent company of SNPE, Inc., the Company’s former majority stockholder, which provided for loans to or from either party of up to approximately $3,400, based on the December 31, 2005 exchange rates. Amounts outstanding under this agreement bore interest at EURIBOR plus 1.5% annually. Due to Nobelclad’s excess cash position during the first quarter of 2006, it began advancing cash to SNPE through this intercompany cash agreement. At March 31, 2006, these advances to SNPE totaled 1,003 Euros ($1,211). The interest rate earned on these advances exceeded the interest rate that Nobelclad could earn on excess cash and cash equivalents held at its local bank. The agreement allowed Nobelclad to request repayment on the advances at any time. The balance outstanding at March 31, 2006 was repaid in full in April 2006.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential dilutive effects of dilutive securities.  The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended June 30, 2006
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$5,005	11,805,610	$0.42

Dilutive effect of options to purchase common stock	—	423,579

Dilutive earnings per share	$5,005	12,229,189	$0.41

	For the three months ended June 30, 2005
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$2,115	11,070,932	$0.19

Dilutive effect of options to purchase common stock	—	679,110
Dilutive effect of convertible subordinated note, net of tax	10	303,296

Dilutive earnings per share	$2,125	12,053,338	$0.18

	For the six months ended June 30, 2006
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$10,499	11,786,957	$0.89

Dilutive effect of options to purchase common stock	—	436,311

Dilutive earnings per share	$10,499	12,223,268	$0.86

	For the six months ended June 30, 2005
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$3,763	10,883,636	$0.35

Dilutive effect of options to purchase common stock	—	723,678
Dilutive effect of convertible subordinated note, net of tax	23	351,382

Dilutive earnings per share	$3,786	11,958,696	$0.32

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

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

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

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by SFAS 123.  Accordingly, no stock-based compensation expense was recognized in the Consolidated Statements of Operations for the three and six months ended June 30, 2005 as the options granted under the Company’s stock option plan had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.  Under that transition method, compensation cost recognized in the three and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on grant date fair value estimated in accordance with SFAS 123R.

The fair value for each option was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions used for the single grant during the six months ended June 30, 2006: a risk free interest rate of 4.35%; an expected volatility factor of 86.6%; an expected dividend yield of .375%; and an expected life of 4 years.  No options were granted during the three months ended June 30, 2006.  Our computation of expected volatility for the three months ended March 31, 2006 is based on historical volatility from the past four years, based on the current expected life of outstanding options.  Our computation of expected life is based on historical exercise patterns.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair value of the options granted during the six months ended June 30, 2006 was $22.30 per underlying share.  Each grant is valued as a single award and compensation expense is recognized on a straight-line basis over the vesting period.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations as a result of adopting SFAS 123R on January 1, 2006, and thereby the related decrease of pretax income and net income and earnings per share than if it had continued to account for stock-based compensation under APB 25:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Cost of products sold	$16	$27
General and administrative expense	(13)	294
Selling expense	14	32

Stock-based compensation expense before income taxes	17	353
Income tax	27	(69)

Stock-based compensation expense, net of income taxes	$44	$284

Earnings per share:
Basic- income before income taxes	$0.00	$0.03
Basic - net income	$0.00	$0.02
Diluted - income before income taxes	$0.00	$0.02
Diluted - net income	$0.00	$0.02

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS 123R requires the tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows.  The $94 excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the six months ended June 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the three and six months ended June 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.  The following assumptions were used in the options pricing model for the three months ended June 30, 2005: a risk free interest rate of 3.7%; an expected volatility factor of 92.2%; an expected dividend yield of 0.5%; and an expected life of 4 years.  The following assumptions were used in the options pricing model for the six months ended June 30, 2005: a risk free interest rate of 3.7%; an expected volatility factor of 91.1%; an expected dividend yield of 0.5%; and an expected life of 4 years.

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Net income-as reported	$2,115	$3,763
Deduct stock-based compensation expense determined under fair value method, net of related tax effects	(179)	(260)
Pro forma net income	$1,936	$3,503

Earnings per share:
Basic-as reported	$0.19	$0.35
Basic-pro forma	$0.17	$0.32
Diluted-as reported	$0.18	$0.32
Diluted-pro forma	$0.16	$0.29

The following table summarizes the stock options outstanding as of June 30, 2006 as well as activity for the six months then ended:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of period	588,426	$4.77
Granted	20,000	35.21
Exercised	(84,250)	2.12
Cancelled	(40,754)	20.62
Outstanding at end of period	483,422	$5.16	7.73	$13,843
Exercisable at end of period	252,172	$4.16	7.33	$7,456

The intrinsic value of options exercised for the three and six months ended June 30, 2006 was $1,763 and $2,476, respectively.  As of June 30, 2006, there was $796 of total unrecognized stock-based compensation cost related to unvested stock options.  The cost is expected to be recognized over a weighted average period of 1.36 years.

4.             INVENTORY

The components of inventory are as follows at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(unaudited)
Raw materials	$6,226	$5,767
Work-in-process	1,887	5,878
Supplies	5,834	224
	$13,947	$11,869

5.             DEBT

Long-term debt consists of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
	(unaudited)
Term loan - French bank	$728	$1,029
Industrial development revenue bonds	1,630	1,720
	2,358	2,749
Less current maturities	(559)	(528)
Long-term debt	$1,799	$2,221

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of June 30, 2006, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

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

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.  Segment information is presented for the three and six months ended June 30, 2006 and 2005 as follows:

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended June 30, 2006:
Net sales	$26,649	$1,105	$27,754
Depreciation and amortization	$273	$55	$328
Segment income from operations of continuing operations	$7,717	$122	$7,839
Unallocated amounts:
Stock-based compensation			(17)
Other expense			(11)
Interest income, net			132
Consolidated income before income taxes and discontinued operations			$7,943

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended June 30, 2005:
Net sales	$17,247	$1,129	$18,376
Depreciation and amortization	$307	$44	$351
Segment income from operations of continuing operations	$3,104	$343	$3,447
Unallocated amounts:
Other income			13
Interest expense, net			(66)
Consolidated income before income taxes and discontinued operations			$3,394

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the six months ended June 30, 2006:
Net sales	$50,823	$2,105	$52,928
Depreciation and amortization	$535	$110	$645
Segment income from operations of continuing operations	$14,373	$230	$14,603
Unallocated amounts:
Stock-based compensation			(353)
Other expense			(16)
Interest income, net			225
Consolidated income before income taxes and discontinued operations			$14,459

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the six months ended June 30, 2005:
Net sales	$34,214	$1,672	$35,886
Depreciation and amortization	$627	$90	$717
Segment income from operations of continuing operations	$5,937	$227	$6,164
Unallocated amounts:
Other income			16
Interest expense, net			(148)
Consolidated income before income taxes and discontinued operations			$6,032

During the three and six months ended June 30, 2006, sales to one customer represented approximately $4,006 (14%) and $7,671 (14%) of total net sales, respectively.  During the three and six months ended June 30, 2005, sales to no one customer accounted for more than 10% of total net sales.

7.             COMPREHENSIVE INCOME

DMC’s comprehensive income for the three and six months ended June 30, 2006 and 2005 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income for the period	$5,005	$2,115	$10,499	$3,763

Foreign currency translation adjustment	379	(406)	521	(690)
Comprehensive income	$5,384	$1,709	$11,020	$3,073

As of June 30, 2006 and December 31, 2005 other cumulative comprehensive income of $1,006 and $485, respectively, consists entirely of cumulative foreign currency translation adjustment.

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

Assets of discontinued operations are comprised of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)
Leased manufacturing equipment	720	859
Capital lease asset - real estate	—	2,880
Total assets of discontinued operations	$720	$3,739

The Company is receiving rent of $23 per month on the leased manufacturing equipment through the end of the initial lease term, which expires in December 2006.  As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling $1,697 and the sale of this inventory was reflected in other receivables.  As of June 30, 2006, the unpaid balance of this receivable, which is due no later than January 1, 2007, is $678 and is classified as short-term based on the payment schedule specified in the divestiture agreement.  As of December 31, 2005, this receivable totaled $681 and was classified as long-term.

Discontinued operations for the three and six months ended June 30, 2006 is summarized as follows:

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Gain on sale of real estate purchase option	$—	$2,197
Related income tax expense	—	(840)
Income from discontinued operations, net of tax	$—	$1,357

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

Executive Overview

Our business is organized into two segments:  Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding.  For the three months ended June 30, 2006, Explosive Metalworking accounted for 96% of our net sales and 98% of our income from operations of continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Year to date Explosive Metalworking accounted for 96% of our net sales and 98% of our income from operations of continuing operations before consideration of stock-based compensation expense.

Our year to date 2006 net sales increased 47.5% compared to the first six months of  2005, reflecting Explosive Metalworking’s year-to-year net sales increases in our U.S.-based and European operations of 54.3% and 36.3%, respectively.  Our operating income from continuing operations increased 131.2%, to $14,250 in the first six months of 2006 from $6,164 in the first six months of 2005, reflecting an $8,436 improvement in Explosive Metalworking’s operating income and a $3 improvement in AMK Welding’s operating income.  Income from continuing operations before discontinued operations increased 142.9%, to $9,142 for the six months ended June 30, 2006 from $3,763 in the first half of 2005.  Our net income increased to $10,499 in the first half of 2006 from $3,763 in the first half of 2005.  For the six months ended June 30, 2006 net income included $1,357 of income from discontinued operations, net of tax, relating to the sale of the Spin Forge real estate option as further discussed below.  The large increase in our net income for the first half of 2006 compared to the first half of 2005 is attributable to a strong demand from the end users of our products due to increased capital investment in the industries we serve.  A portion of the increased sales in the second quarter of 2006 is related to the earlier than expected fulfillment of orders that were scheduled to be delivered in the third quarter of 2006.

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

DMC Clad’s business is cyclical since it is linked to its customers’ end-market activity.  The construction cycle for new manufacturing capacity in the chemical industry has historically been one characterized by significant amplitude.  It is driven both by world economic demand growth and capacity utilization.  As capacity starts to become tight for various chemicals and prices begin to rise, new manufacturing capacity is added in relatively large incremental amounts.  Excess capacity drives prices down and capacity utilization drops.

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

Income taxes

Our effective income tax rate decreased to 36.8% in the first half of 2006 from 37.6% in the first half of 2005.  Income tax provisions on the earnings of Nobelclad and Nitro Metall AB (“Nitro Metall”) have been provided based upon the respective French and Swedish statutory tax rates.  Our effective tax rate for the six months ended June 30, 2006 is higher than the full year 2005 and 2004 effective income tax rates of 33.5% and 30.8%, respectively, as a result of the recognition in 2005 and 2004 of U.S. tax benefits relating to research and development tax credits, extraterritorial income exclusions and foreign tax credits.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 36% and 38%.

Backlog

We use backlog as a primary means to measure the immediate outlook for our business.  We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized.  However, since orders may be rescheduled or canceled, and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.  Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog; nor can we be sure that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

Our backlog with respect to the Explosion Metalworking segment increased to approximately $52,372 at June 30, 2006 from approximately $42,311 at March 31, 2006 and $41,966 at December 31, 2005. The backlog as of June 30, 2006 has increased because it includes our largest ever order in the amount of approximately $11,000 related to an Eastern European refinery project.  We expect to ship the majority of this order during the fourth quarter of 2006.

Three and Six Months Ended June 30, 2006 Compared to Three and Six Months Ended June 30, 2005

Net sales

	Three Months Ended June 30,
				Percentage
	2006	2005	Change	Change
Net sales	$27,754	$18,376	$9,378	51.0%

	Six Months Ended June 30,
				Percentage
	2006	2005	Change	Change
Net sales	$52,928	$35,886	$17,042	47.5%

Net sales for the second quarter of 2006 increased 51.0% to $27,754 from $18,376 in the second quarter of 2005. Explosive Metalworking sales increased 54.5% to $26,649 in the three months ended June 30, 2006 (96% of total sales) from $17,247 in the same period of 2005 (94% of total sales). The Explosive Metalworking sales increase reflects a 58.0% increase in sales by our U.S.-based operations and a 46.2% U.S. dollar sales increase at Nobelclad Europe. Net sales for the six months ended June 30, 2006 increased 47.5% to $52,928 from $35,886 in the same period of 2005.  Sales for our Explosive Metalworking segment increased 48.5% to $50,823 in the first six months of 2006 (96% of total sales) from $34,214 for the first six months of 2005 (95% of total sales). The year-to-date increase in the Explosive Metalworking segment’s sales reflects a 54.3% increase in U.S. clad sales and a 36.3% U.S. dollar sales increase at Nobelclad Europe.  The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that this business segment serves. Our net sales are likely to continue to fluctuate from quarter-to-quarter.  While we expect net sales for the second half of 2006 to be comparable to those reported for the first half of the year, net sales for the third quarter are expected to be down from those reported in the first and second quarters.

AMK Welding contributed $1,105 to second quarter 2006 sales (4% of total sales) versus sales of $1,129 in the second quarter of 2005 (6% of total sales).  AMK Welding’s year to date

2006 sales were $2,105 (4% of total sales) compared to $1,672 (5% of total sales) in year to date 2005 sales.

Gross profit

	Three Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Gross profit	$9,921	$5,215	$4,706	90.2%
Consolidated gross profit margin rate	35.7%	28.4%

	Six Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Gross profit	$19,201	$9,866	$9,335	94.6%
Consolidated gross profit margin rate	36.3%	27.5%

Gross profit increased by 90.2% to $9,921 for the three months ended June 30, 2006 from $5,215 for the three months ended June 30, 2005. Our second quarter 2006 consolidated gross profit margin rate increased to 35.7% from 28.4% in the second quarter of 2005. The gross profit margin for Explosive Metalworking increased from 27.8% in the second quarter of 2005 to 36.3% in the second quarter of 2006 and the gross profit margin for AMK Welding decreased to 24.9% in the second quarter of 2006 from 37.6% in the second quarter of 2005. The increased gross profit margin rate for Explosive Metalworking reflects gross margin rates of 37.6% and 32.8% in the second quarter of 2006 for our U.S.-based clad operations and Nobelclad Europe, respectively, as compared to gross margin rates of 29.6% and 23.4%, respectively, in 2005.

For the six months ended June 30, 2006, gross profit increased to $19,201 from $9,866 for the same period of 2005, a 94.6% increase.  Our year to date consolidated gross profit margin rate increased to 36.3% from 27.5% for the first six months of 2005.  The gross profit margin rate for Explosive Metalworking increased to 36.8% from 27.7%, reflecting increased gross profit margin rates of 38.3% and 33.1% for the first half of 2006 for our U.S.-based clad operations and Nobelclad Europe, respectively, as compared to gross margin rates of 29.9% and 23.1%, respectively, in 2005.  For the six months ended June 30, 2006, the gross profit margin for AMK Welding increased to 24.9% from 22.8% for the same period in 2005.

The gross margin improvements for Explosive Metalworking relates primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses. The Explosive Metalworking gross margin increase also reflects favorable changes in product mix and higher average prices in 2006 with respect to both our U.S. and European operations. The gross profit margin typically fluctuates from one quarter to the next for various reasons, including a change in product mix. Our gross margins are likely to continue to fluctuate from quarter-to-quarter.  In light of expected lower net sales in the third quarter of 2006 as discussed above, we expect that our gross margins for the third quarter will be lower than they were in the first two quarters.  However, based upon sales that we currently expect to report for the fourth quarter, we expect our fourth quarter gross margins to meet or exceed the gross margin levels that we reported for the first half of the year.

General and administrative expenses

	Three Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
General & administrative expenses	$1,153	$898	$255	28.4%
Percentage of net sales	4.2%	4.9%

	Six Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
General & administrative expenses	$2,681	$1,707	$974	57.1%
Percentage of net sales	5.1%	4.8%

General and administrative expenses increased by $255, or 28.4%, to $1,153 in the second quarter of 2006 from $898 in the second quarter of 2005.  This increase in general and administrative expenses reflects a $206 increase for our U.S. operations and a $49 increase in our European general and administrative expenses.  Expense increases for our U.S. operations, which include all corporate headquarters expenses, reflect an $83 increase in accrued incentive compensation expense, a $35 increase in legal fees, a $29 increase in NASDAQ fees relating to the transfer of our listing to the NASDAQ National Market from the NASDAQ Capital Market, and the impact of annual salary adjustments.  As a percentage of net sales, general and administrative expenses decreased to 4.2% in the second quarter of 2006 from 4.9% in the second quarter of 2005.

General and administrative expenses for the six months ended June 30, 2006 totaled $2,681 compared to $1,707 for the same period of 2005.  This reflects an increase of 57.1%.  The $974 increase in 2006 general and administrative expenses for the six-month period reflects a $940 increase in spending by our U.S. operations and a $34 increase in spending by our European operations.  Increased expenses for our U.S. operations reflect stock-based compensation expense of $294, an aggregate increase of $125 in audit, tax advisory, consulting and investor relations expenses, a $198 increase in accrued incentive compensation expense, and the impact of annual salary adjustments.  The 2006 increases in audit, tax advisory, consulting and investor relations expenses relate primarily to continued compliance with the Sarbanes-Oxley Act of 2002, tax planning initiatives and increased investor relations activities.  As a percentage of net sales, general and administrative expenses increased to 5.1% in the first half of 2006 from 4.8% in the first half of 2005.

Selling expenses

	Three Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Selling expenses	$946	$870	$76	8.7%
Percentage of net sales	3.4%	4.7%

	Six Months Ended June 30,			Percentage
	2006	2005	Change	Change
Selling expenses	$2,270	$1,995	$275	13.8%
Percentage of net sales	4.3%	5.6%

Selling expenses increased by 8.7% to $946 in the second quarter of 2006 from $870 in the second quarter of 2005.  The $76 increase in selling expenses reflects increases of $24 and $52 for our U.S. operations and European operations, respectively.  Increased spending in our U.S. operations reflects the impact of annual salary adjustments and higher travel expenses during the quarter.  The increased expenses for our European operations reflect higher sales commissions attributable to increased sales levels and the impact of annual salary adjustments.  As a result of the significant increase in 2006 net sales, selling expenses as a percentage of net sales decreased to 3.4% in the second quarter of 2006 from 4.7% in the second quarter of 2005.

Selling expenses increased by 13.8% to $2,270 in the first half of 2006 from $1,995 in the same period of 2005.  The $275 increase in 2006 selling expenses for the six month period includes a $199 increase for our U.S. operations and a $76 for our European operations.  The year to date increased spending in our U.S. operations reflects $145 for sales commission on a large export order, the impact of annual salary adjustments and higher travel expenses during the first half of the year.  The $76 increase in expenses for our European operations reflect higher sales commissions attributable to increased sales levels and the impact of annual salary adjustments.  As a percentage of net sales, selling expenses decreased to 4.3% in the first six months of 2006 from 5.6% in the first six months of 2005.

Income from operations of continuing operations

	Three Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Income from operations of continuing operations	$7,822	$3,447	$4,375	126.9%

	Six Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Income from operations of continuing operations	$14,250	$6,164	$8,086	131.2%

Income from operations increased by 126.9% to $7,822 in the second quarter of 2006 from $3,447 in the second quarter of 2005.  Explosive Metalworking reported income from operations of $7,717 in the second quarter of 2006 as compared to $3,104 in the second quarter of 2005.  This

148.6% increase is largely attributable to the 54.5% sales increase discussed above.  AMK Welding reported income from operations of $122 for the three months ended June 30, 2006, compared to $343 for the same period of 2005.  The decline in AMK’s operating income against flat quarter-to-quarter sales is attributable to increases in manufacturing overhead and administrative expenses that relate principally to headcount additions as AMK readies itself for expected higher production levels during the last half of the year and beyond.

Income from operations increased by 131.2% to $14,250 in the first six months of 2006 from $6,164 in the first six months of 2005.  Explosive Metalworking reported income from operations of $14,373 in the first half of 2006 as compared to $5,937 in the first half of 2005.  This 142.1% increase is largely attributable to the 48.5% sales increase discussed above.  AMK Welding reported income from operations of $230 for the first six months of 2006, compared to the $227 that it reported for the first six months of 2005.

Income from operations of continuing operations for the three and six months ended June 30, 2006 includes $17 and $353, respectively, of stock-based compensation expense. This expense is not allocated to our two business segments and thus is not included in the above second quarter and year to date 2006 operating income totals for Explosive Metalworking and AMK Welding. The $319 decline in second quarter stock-based compensation expense as compared to that for the first quarter of 2006 relates principally to the cancellation of certain unvested options held by four members of our board of directors who represented SNPE, Inc., our former majority stockholder, and who resigned from our board following the sale of all shares held by SNPE, Inc.  Stock-based compensation expense associated with currently outstanding stock-based compensation awards is expected to approximate $147 during the second half of 2006.  If any new stock-based compensation awards are granted to employees and directors during the last half of 2006, expense associated with any such awards would add to this total.

Interest income (expense), net

	Three Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Interest income (expense), net	$132	$(66)	$198	NM

	Six Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Interest income (expense), net	$225	$(148)	$373	NM

Net interest income (expense) improved by $198, to a net of $132 in interest income for the second quarter 2006 from a net of $66 in interest expense in the second quarter of 2005.  We recorded net interest income of $225 for the first six months of 2006 compared to a net interest expense of $148 for the first six months of 2005, an improvement of $373.  This change in net interest income (expense) reflects a significant decrease in average outstanding borrowings year-to-year and the large cash balances we are currently carrying.

Income tax provision

	Three Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Income tax provision	$2,938	$1,279	$1,659	129.7%
Effective tax rate	37.0%	37.7%

	Six Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Income tax provision	$5,317	$2,269	$3,048	134.3%
Effective tax rate	36.8%	37.6%

We recorded an income tax provision of $2,938 in the second quarter of 2006 compared to $1,279 in the second quarter of 2005.  The effective tax rate decreased to 37.0% in the second quarter of 2006 from 37.7% in the second quarter of 2005.  The income tax provisions for the three months ended June 30, 2006 and 2005 include $2,337 and $1,036, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.

For the six months ended June 30, 2006, we recorded an income tax provision of $5,317 compared to $2,269 for the same period of 2005.  The effective tax rate decreased to 36.8% for the first six months of 2006 from 37.6% for the first six months of 2005.  The income tax provisions for the six months ended June 30, 2006 and 2005 include $4,181 and $1,815, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and Nitro Metall.

Income from discontinued operations

	Three Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Income from discontinued operations	$—	$—	$—	NA

	Six Months Ended
	June 30,			Percentage
	2006	2005	Change	Change
Income from discontinued operations	$1,357	$—	$1,357	NA

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

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock. We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service and capital expenditure requirements of our current business operations for the foreseeable future, including the expansion that we have initiated at our Mount Braddock, Pennsylvania manufacturing facility. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies, including our ability to secure new customer orders at our operating divisions, and to continue to implement cost-effective internal processes.

Debt and other contractual obligations and commitments

Any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. Our existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of June 30, 2006, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2005.

Cash flows from operating activities

Net cash flows provided by operating activities for the six months ended June 30, 2006 totaled $8,337.  Significant sources of operating cash flow included net income from continuing operations of $9,142, non-cash depreciation and amortization expense of $659, stock-based compensation of $353, $656 from provision for deferred income taxes and net negative changes in various components of working capital in the amount of $2,473.  Net negative changes in working capital included an increase in accounts receivable, inventories and prepaid expenses of $373, $1,618 and $427, respectively and a decrease in accrued expenses and other liabilities of $1,487.  These negative changes in working capital were partially offset by an increase in accounts payable of $1,432.

Net cash flows provided by operating activities for the six months ended June 30, 2005 totaled $3,159.  Significant sources of operating cash flow included net income of $3,763, non-

cash depreciation and amortization expense of $743, and $2,294 from the tax benefit related to stock options exercised during the year.  These sources of cash flow were partially offset by net negative changes of $3,631 in various components of working capital.  Net negative changes in working capital during the first half of 2005 include an increase in accounts receivable, inventories and prepaid expenses of $415, $3,376 and $1,620 respectively.  It also includes a decrease in accrued expenses and other liabilities of $198.  These negative changes in working capital were partially offset by an increase in accounts payable of $1,978.

Cash flows from investing activities

Net cash flows provided by investing activities for the first six months of 2006 were $1,736 and consisted primarily of $1,950 from the sale of marketable securities and $2,197 for investment activities of discontinued operations that consisted of the sale of the Spin Forge real estate purchase option.  These cash inflows were partially offset by $2,561 in capital expenditures.

Net cash flows used by investing activities for the first six months of 2005 totaled $354 and consisted primarily of $1,376 in capital expenditures that was largely offset by an $874 payment received on a portion of the outstanding receivable relating to the Spin Forge divestiture.

Cash flows from financing activities

Net cash flows used in financing activities for the six months ended June 30, 2006 were $1,943.  Significant uses of cash for financing activities included a $1,766 payment of annual dividends, a $356 principal payment on a term loan with French bank, a $47 repayment on related party line of credit and industrial development revenue bond principal payments of $90.  Sources of cash flow from financing activities include $207 in net proceeds from the issuance of common stock relating to the exercise of stock options and $94 for tax benefits related to the exercise of stock options.

Net cash flows used in financing activities for the six months ended June 30, 2005 were $3,266.  Significant uses of cash for financing activities included net repayments on bank lines of credit of $3,208, final principal payments on the SNPE term loan of $667, industrial development revenue bond principal payments of $490 and a principal payment on a term loan with French bank of $373.  Sources of cash flow from financing activities included net borrowings on related party lines of credit of $259 and $1,181 in net proceeds from the issuance of common stock relating to the exercise of stock options and employee stock purchases under our employee stock purchase plan.

Payment of Dividends

We may pay annual dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax law and any other factors that our board of directors deems relevant.  Any decision to pay cash dividends is and will continue to be at the discretion of the board of directors.

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

Revenue recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, we provide currently for such anticipated loss.

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

The entire amount of goodwill, which had a carrying value of $847 on our balance sheet as of June 30, 2006, relates to our U.S. operations of the Explosive Metalworking segment.  Based on the analysis performed in the fourth quarter of 2005, no impairment was recorded to the carrying value of goodwill.

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

During 2005, we completed an analysis of prior year tax credits and related items.  As a result of the analysis, we filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded on our books and records.  In assessing these additional losses and credits, we determined that the utilization of a portion of these was not probable, due to potential changes in the states in which we have income tax nexus.  Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.  Due to our earnings in the first half of 2006, our projected utilization of the net operating losses and tax credits is more favorable and, as a result, the valuation at June 30, 2006 has been reduced to $156.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards and will recognize compensation cost on a straight-line basis over our awards’ vesting periods. We adopted SFAS 123R in the first quarter of 2006, which resulted in an after tax reduction in net income of $284 for the first six months of 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact this interpretation will have on our results from operations or financial position.

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

As of June 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: August 3, 2006	/s/ Richard A. Santa
Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)