Form 10-Q
period 2006-09-30
DYNAMIC MATERIALS CORP
filed 2006-11-02
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

The number of shares of Common Stock outstanding was 11,948,735 as of October 31, 2006.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I, Item 1- Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “anticipate”, “estimate”, “expect”, “intend” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; fluctuations in customer demand; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$19,161	$5,763
Marketable securities	—	1,950
Accounts receivable, net of allowance for doubtful accounts of $400 and $301, respectively	19,884	15,576
Inventories	14,025	11,869
Prepaid expenses and other	788	822
Current portion of other receivables related to discontinued operations	678	—
Current deferred tax assets	665	572

Total current assets	55,201	36,552

PROPERTY, PLANT AND EQUIPMENT	28,179	22,635
Less - Accumulated depreciation	(11,247)	(10,063)

Property, plant and equipment, net	16,932	12,572

GOODWILL, net	847	847

DEFERRED TAX ASSETS	39	819

OTHER ASSETS, net	25	101

OTHER RECEIVABLES RELATED TO DISCONTINUED OPERATIONS	—	681

ASSETS OF DISCONTINUED OPERATIONS	651	3,739

TOTAL ASSETS	$73,695	$55,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2006	2005
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,182	$7,278
Accrued expenses	1,977	1,615
Accrued income taxes	1,780	979
Accrued employee compensation and benefits	2,486	2,508
Customer advances	8,026	1,885
Related party debt	—	45
Current maturities on long-term debt	368	528

Total current liabilities	22,819	14,838

LONG-TERM DEBT	368	2,221

DEFERRED TAX LIABILITIES	329	195

OTHER LONG-TERM LIABILITIES	236	222

LIABILITIES OF DISCONTINUED OPERATIONS	—	2,880

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	23,752	20,356

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 11,948,735 and 11,758,920 shares issued and outstanding, respectively	597	588
Additional paid-in capital	21,676	19,778
Retained earnings	26,526	14,104
Other cumulative comprehensive income	1,144	485

Total stockholders’ equity	49,943	34,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$73,695	$55,311

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
NET SALES	$24,852	$20,238	$77,781	$56,124
COST OF PRODUCTS SOLD	16,542	13,970	50,270	39,990
Gross profit	8,310	6,268	27,511	16,134
COSTS AND EXPENSES:
General and administrative expenses	1,267	1,020	3,948	2,726
Selling expenses	904	849	3,174	2,845
Total costs and expenses	2,171	1,869	7,122	5,571
INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	6,139	4,399	20,389	10,563
OTHER INCOME (EXPENSE):
Other income (expense), net	(23)	(8)	(40)	9
Interest expense	(42)	(65)	(108)	(233)
Interest income	163	2	455	22
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	6,237	4,328	20,696	10,361
INCOME TAX PROVISION	2,547	1,176	7,865	3,445

INCOME FROM CONTINUING OPERATIONS	3,690	3,152	12,831	6,916
DISCONTINUED OPERATIONS:
Income from discontinued operations, net of tax	—	—	1,357	—
Income from discontinued operations	—	—	1,357	—
NET INCOME	$3,690	$3,152	$14,188	$6,916
INCOME PER SHARE - BASIC:
Continuing operations	$0.31	$0.27	$1.09	$0.62
Discontinued operations	—	—	0.11	—
Net income	$0.31	$0.27	$1.20	$0.62
INCOME PER SHARE - DILUTED:
Continuing operations	$0.30	$0.26	$1.05	$0.58
Discontinued operations	—	—	0.11	—
Net income	$0.30	$0.26	$1.16	$0.58
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	11,865,336	11,648,502	11,813,371	11,141,394
Diluted	12,210,791	12,135,142	12,216,283	12,028,562

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.10	$0.15	$0.10

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period

Balances, December 31, 2005	11,759	$588	$19,778	$14,104	$485	$34,955

Shares issued in connection with stock-based compensation	189	9	486	—	—	495

Shares issued in connection with the employee stock purchase plan	1	—	28	—	—	28

Tax benefit related to stock options	—	—	948	—	—	948

Stock-based compensation	—	—	436	—	—	436

Dividends paid	—	—	—	(1,766)	—	(1,766)

Net income	—	—	—	14,188	—	14,188	14,188

Change in cumulative foreign currency translation adjustment	—	—	—	—	659	659	659

Balances, September 30, 2006	11,949	597	21,676	26,526	1,144	49,943	14,847

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in Thousands)

(unaudited)

	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,188	$6,916
Adjustments to reconcile net income to net cash provided by operating activities -
Income from discontinued operations, net of tax	(1,357)	—
Depreciation	1,020	1,132
Amortization of capitalized debt issuance costs	50	33
Stock-based compensation	436	—
Provision for deferred income taxes	923	(171)
Tax benefit related to exercise of stock options	—	2,477
Change in -
Accounts receivable, net	(3,885)	(1,003)
Inventories	(1,608)	(5,126)
Prepaid expenses and other	150	(1,585)
Accounts payable	568	421
Customer advances	5,961	264
Accrued expenses and other liabilities	(189)	1,186

Net cash provided by operating activities	16,257	4,544

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(5,154)	(1,966)
Sale of marketable securities	1,950	—
Loan to related party	(1,206)	—
Repayment on loan to related party	1,206	—
Change in other non-current assets	219	218
Payment received on other receivables related to discontinued operations	3	1,016
Cash flows provided by investing activities of discontinued operations	2,197	—

Net cash flows used in investing activities	(785)	(732)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on bank lines of credit, net	—	(3,216)
Repayments on related party lines of credit, net	(47)	(86)
Payment on SNPE, Inc. term loan	—	(667)
Payment on industrial development revenue bond	(1,720)	(745)
Payment on term loan with French bank	(361)	(366)
Payment of dividends	(1,766)	(1,155)
Change in other long-tem liabilities	22	23
Net proceeds from issuance of common stock to employees and directors	523	1,481
Tax benefit related to exercise of stock options	948	—

Net cash flows used in financing activities	(2,401)	(4,731)

EFFECTS OF EXCHANGE RATES ON CASH	327	(117)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,398	(1,036)

CASH AND CASH EQUIVALENTS, beginning of the period	5,763	2,404

CASH AND CASH EQUIVALENTS, end of the period	$19,161	$1,368

NON-CASH FINANCING ACTIVITY:
Conversion of SNPE convertible subordinated note into common stock	$—	$1,200

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, all of which are wholly-owned. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

Revenue Recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require the Company to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed.  Any non-conformance issues are resolved before the product is shipped and billed.  Revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, the Company recognizes such anticipated loss at such time.

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

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential dilutive effects of dilutive securities.  The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended September 30, 2006
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$3,690	11,865,336	$0.31

Dilutive effect of options to purchase common stock	—	345,455

Dilutive earnings per share	$3,690	12,210,791	$0.30

	For the three months ended September 30, 2005
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$3,152	11,648,502	$0.27

Dilutive effect of options to purchase common stock	—	486,640
Dilutive effect of convertible subordinated note, net of tax	—	—

Dilutive earnings per share	$3,152	12,135,142	$0.26

	For the nine months ended September 30, 2006
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$14,188	11,813,371	$1.20

Dilutive effect of options to purchase common stock	—	402,912

Dilutive earnings per share	$14,188	12,216,283	$1.16

	For the nine months ended September 30, 2005
			Per share
	Net Income	Shares	Amount

Basic earnings per share	$6,916	11,141,394	$0.62

Dilutive effect of options to purchase common stock	—	654,202
Dilutive effect of convertible subordinated note, net of tax	23	232,966

Dilutive earnings per share	$6,939	12,028,562	$0.58

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (“SFAS 123”).  SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements.  In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements.  In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R.  The Company selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods.  The Company adopted SFAS 123R in the first quarter of 2006.  See Note 3 for further detail.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact this interpretation will have on its results from operations or financial position.

3.                                     STOCK-BASED COMPENSATION

Through its 1997 Equity Incentive Plan (“1997 Plan”), the Company had provided for grants of both incentive stock options and non-statutory stock options. On September 21, 2006, the Company’s stockholders approved, and the Company adopted, the 2006 Stock Incentive Plan (“2006 Plan”).  Upon the adoption of the 2006 Plan, the 1997 Plan was terminated with respect to new grants of stock options; however, all unexercised options previously granted under the 1997 Plan remain outstanding.  The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards.  As of September 30, 2006, the only awards granted under the 2006 Plan were 25,000 shares of restricted stock.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by SFAS 123.  Accordingly, no stock-based compensation expense was recognized in the Consolidated Statements of Operations for the three and nine months ended September 30, 2005 because the options granted under the Company’s stock-based compensation plan had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R using the modified prospective transition method.  Under the transition method, compensation cost recognized in the three and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS 123R requires tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows.  The $948 excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the nine months ended September 30, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations as a result of adopting SFAS 123R on January 1, 2006, and the related decrease in pretax income and net income and earnings per share compared to what it would have reported had it continued to account for stock-based compensation under APB 25:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Cost of products sold	$9	$36
General and administrative expense	59	353
Selling expense	15	47
Stock-based compensation expense before income taxes	83	436
Income tax benefit	(16)	(85)
Stock-based compensation expense, net of income taxes	$67	$351

Earnings per share:
Basic- income before income taxes	$0.01	$0.04
Basic - net income	$0.01	$0.03
Diluted - income before income taxes	$0.01	$0.04
Diluted - net income	$0.01	$0.03

The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123R to stock-based compensation for the three and nine months ended September 30, 2005.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.  No options were granted for the three months ended September 30, 2005.  The following assumptions were used in the options pricing model for the nine months ended September 30, 2005: a risk free interest rate of 3.7%; an expected volatility factor of 91.1%; an expected dividend yield of 0.5%; and an expected life of 4 years.

	Three Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2005

Net income-as reported	$3,152	$6,916
Deduct stock-based compensation expense determined under fair value method, net of related tax effects	(326)	(586)
Pro forma net income	$2,826	$6,330

Earnings per share:
Basic-as reported	$0.27	$0.62
Basic-pro forma	$0.24	$0.57
Diluted-as reported	$0.26	$0.58
Diluted-pro forma	$0.23	$0.53

The Company’s stock-based compensation expense relates to both stock option grants and restricted stock awards.

Stock Options:  Under the 1997 Plan, incentive stock options were granted at exercise prices that equaled the fair market value of the stock at the date of grant based upon the closing sales price of the Company’s common stock on that date. Incentive stock options generally vested 25% annually and expired ten years from the date of grant. Non-statutory stock options were generally granted at exercise prices that equaled the fair market value of the stock at the date of grant. These options vested over periods ranging from one to four years and had expiration dates ten years from the date of grant.  As of September 30, 2006, no options have been granted under the 2006 plan.

The fair value for the single option granted since January 1, 2006 was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 4.35%; an expected volatility factor of 86.6%; an expected dividend yield of ..375%; and an expected life of 4 years.  No options were granted during the three months ended September 30, 2006.  The computation of expected volatility is based on historical volatility from the past four years, based on the current expected life of outstanding options.  The computation of expected life is based on historical exercise patterns.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair value of the options granted during the nine months ended September 30, 2006 was $22.30 per underlying share.  Each grant is valued as a single award and compensation expense is recognized on a straight-line basis over the vesting period.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

The following table summarizes the stock options outstanding as of September 30, 2006 as well as activity for the nine months then ended:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Outstanding at beginning of period	588,426	$4.77
Granted	20,000	35.21
Exercised	(163,750)	3.02
Cancelled	(74,426)	12.08

Outstanding at end of period	370,250	$5.72	7.66	$9,942

Exercisable at end of period	139,000	$4.86	7.24	$3,832

The intrinsic value of options exercised for the three and nine months ended September 30, 2006 was $2,563 and $5,040, respectively.  As of September 30, 2006, there was $722 of total unrecognized stock-based compensation cost related to unvested stock options.  The cost is expected to be recognized over a weighted average period of 1.11 years.

Restricted Stock Awards:  Restricted stock granted to the executive officers of the Company vest in one-third increments on the first, second and third anniversary of the grant.  Restricted stock granted to directors of the Company vest on the date of the second annual meeting following the date of grant.  The fair value of the restricted stock awards is based on the fair value of the Company’s stock on the date of grant and is amortized to compensation expense over the vesting period on a straight line basis.

The only restricted stock awards outstanding as of September 30, 2006, were 25,000 shares granted under the 2006 Plan on September 21, 2006.   These shares, none of which were vested as of September 30, 2006, had a weighted-average grant date fair value of $34.39 per share.  As of September 30, 2006, there was $852 of total unrecognized stock-based compensation cost related to unvested restricted stock awards.  The cost is expected to be recognized over a weighted average period of 1.92 years.

4.      INVENTORY

The components of inventory are as follows at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(unaudited)
Raw materials	$6,213	$5,767
Work-in-process	7,272	5,878
Supplies	540	224

	$14,025	$11,869

5.      DEBT

Long-term debt consists of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
	(unaudited)
Term loan - French bank	$736	$1,029
Industrial development revenue bonds	—	1,720

	736	2,749
Less current maturities	(368)	(528)

Long-term debt	$368	$2,221

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of September 30, 2006, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

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

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.  Segment information is presented for the three and nine months ended September 30, 2006 and 2005 as follows:

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended September 30, 2006:
Net sales	$23,511	$1,341	$24,852
Depreciation	$320	$55	$375
Segment income from operations of continuing operations	$5,831	$391	$6,222
Unallocated amounts:
Stock-based compensation			(83)
Other expense			(23)
Interest income, net			121
Consolidated income before income taxes and discontinued operations			$6,237

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended September 30, 2005:
Net sales	$19,188	$1,050	$20,238
Depreciation	$361	$54	$415
Segment income from operations of continuing operations	$4,141	$258	$4,399
Unallocated amounts:
Other expense			(8)
Interest expense, net			(63)
Consolidated income before income taxes and discontinued operations			$4,328

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the nine months ended September 30, 2006:
Net sales	$74,336	$3,445	$77,781
Depreciation	$854	$166	$1,020
Segment income from operations of continuing operations	$20,204	$621	$20,825
Unallocated amounts:
Stock-based compensation			(436)
Other expense			(40)
Interest income, net			347
Consolidated income before income taxes and discontinued operations			$20,696

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the nine months ended September 30, 2005:
Net sales	$53,402	$2,722	$56,124
Depreciation	$989	$143	$1,132
Segment income from operations of continuing operations	$10,078	$485	$10,563
Unallocated amounts:
Other income			9
Interest expense, net			(211)
Consolidated income before income taxes and discontinued operations			$10,361

During the three and nine months ended September 30, 2006, no sales to any one customer accounted for more than 10% of total net sales.  During the three months ended September 30, 2005, sales to one customer represented approximately $2,225 (11%) of total net sales and sales to another customer represented approximately $3,125 (15%) of total net sales.  During the nine months ended September 30, 2005, no sales to any one customer accounted for more than 10% of total net sales.

7.                                      COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine months ended September 30, 2006 and 2005 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income for the period	$3,690	$3,152	$14,188	$6,916

Foreign currency translation adjustment	137	(2)	659	(692)

Comprehensive income	$3,827	$3,150	$14,847	$6,224

As of September 30, 2006 and December 31, 2005 other cumulative comprehensive income of $1,144 and $485, respectively, consists entirely of cumulative foreign currency translation adjustment.

8.      DISCONTINUED OPERATIONS

On September 17, 2004, the Company completed the divestiture of its Spin Forge division under an agreement that involved subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party.  Under the master agreement relating to this divestiture transaction, the Company sold all inventory, books and records, intangible personal property, business information and technology, customer contracts, and licenses and permits relating to the Spin Forge business to this third party for a sales price of approximately $1,700.  The third party also assumed full responsibility for the Spin Forge business activities and operating expenses.  Despite the fact that the Company retained ownership of the equipment and continued to carry a capital lease asset of $2,880 on its books, the Company concluded that the Spin Forge divestiture transaction qualified for treatment as discontinued operations since the Company had completely exited the Spin Forge operating business and has no intent to ever again operate any of the leased assets.  To the extent that the third party purchaser of the Spin Forge business does not exercise its option to purchase all or a portion of the leased equipment and tooling when the lease term expires on January 1, 2007, the Company plans to immediately liquidate such equipment.

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

Assets of discontinued operations are comprised of the following:

	September 30,	December 31,
	2006	2005
	(unaudited)
Leased manufacturing equipment	651	859
Capital lease asset - real estate	—	2,880

Total assets of discontinued operations	$651	$3,739

The Company is receiving rent of $23 per month on the leased manufacturing equipment through the end of the initial lease term, which expires in December 2006.  As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling $1,697 and the sale of this inventory was reflected in other receivables.  As of September 30, 2006, the unpaid balance of this receivable, which is due no later than January 1, 2007, is $678 and is classified as short-term based on the payment schedule specified in the divestiture agreement.  As of December 31, 2005, this receivable totaled $681 and was classified as long-term.

Discontinued operations for the three and nine months ended September 30, 2006 is summarized as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Gain on sale of real estate purchase option	$—	$2,197
Related income tax expense	—	(840)
Income from discontinued operations, net of tax	$—	$1,357

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

Executive Overview

Our business is organized into two segments:  Explosive Metalworking (to which we also refer as DMC Clad) and AMK Welding.  For the three months ended September 30, 2006, Explosive Metalworking accounted for 95% of our net sales and 94% of our income from operations of continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  For the nine months ended September 30, 2006, Explosive Metalworking accounted for 96% of our net sales and 97% of our income from operations of continuing operations before consideration of stock-based compensation expense.

For the nine months ended September 30, 2006, net sales increased 38.6% compared to the first nine months of 2005, reflecting year-to-year net sales increases of 39.2% and 26.6% for our Explosive Metalworking and AMK Welding segments, respectively.  Our operating income from continuing operations increased 93.0% to $20,389 in the first nine months of 2006 from $10,563 in the first nine months of 2005, reflecting a $10,126 improvement in Explosive Metalworking’s operating income and a $136 improvement in AMK Welding’s operating income.  Income from continuing operations increased 85.5%, to $12,831 for the nine months ended September 30, 2006 from $6,916 in the same period of 2005.  Our net income increased to $14,188 in the first nine months of 2006 from $6,916 in the first nine months of 2005.  For the nine months ended September 30, 2006, net income included $1,357 of income from discontinued operations, net of tax, relating to the sale of the Spin Forge real estate option as further discussed below.  The large increase in our net income for the first nine months of 2006 compared to the first nine months of 2005 is attributable to a strong demand from the end users of our products due to increased capital investment in the industries we serve.

Net sales

Explosive Metalworking’s net sales are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to customers that fabricate industrial equipment for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries.  Demand for our clad metal products in the United States is driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities, as well as new plants and large plant expansion projects.  In contrast to the U.S. market, demand for our clad products in Europe and Asia is more dependent on new construction projects, such as the building of new purified terephthalic acid (“PTA”) plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum production industry.

AMK Welding’s net sales are generated from welding, heat treatment and inspection services that are provided with respect to customer-supplied parts for customers primarily involved in the power generation industry and aircraft engine markets.

A significant portion of our net sales is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, and to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels, could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving product quality and delivering product on time.

DMC Clad’s business is cyclical because it is linked to its customers’ end-market activity.  For example, the construction cycle for new manufacturing capacity in the chemical industry has historically been one characterized by significant amplitude.  It is driven both by global economic demand growth and capacity utilization.  As capacity starts to become tight for various chemicals and prices begin to rise, new manufacturing capacity is added in relatively large incremental amounts.  Excess capacity drives prices down and capacity utilization drops.

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

Income taxes

Our effective income tax rate increased to 38.0% for the first nine months of 2006 from 33.2% for the first nine months of 2005.  Income tax provisions on the earnings of Nobelclad and Nitro Metall AB (“Nitro Metall”) have been provided based upon the respective French and Swedish statutory tax rates.  Our effective tax rate for the nine months ended September 30, 2006 is higher than the full year 2005 and 2004 effective income tax rates of 33.5% and 30.8%, respectively, as a result of the recognition in 2005 and 2004 of U.S. tax benefits relating to research and development tax credits, extraterritorial income exclusions and foreign tax credits.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 37% and 38%.

Backlog

We use backlog as a primary means of measuring the immediate outlook for our business.  We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized.  However, since orders may be rescheduled or canceled, and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.  Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog nor can we be sure that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

Our backlog with respect to the Explosion Metalworking segment increased to approximately $68.5 million at September 30, 2006 from approximately $52.4 million at June 30, 2006 and $42.0 million at December 31, 2005. The record backlog as of September 30, 2006 includes our largest ever order in the amount of approximately $11.0 million that was booked in May and relates to an Eastern European refinery project and two orders aggregating $8.7 million that were booked in September for a nickel hydrometallurgy project in Madagascar.  We expect to ship the majority of the Eastern European refinery order during the fourth quarter of 2006 and the nickel hydrometallurgy orders are expected to ship during the first half of 2007.

Three and Nine Months Ended September 30, 2006 Compared to Three and Nine Months Ended September 30, 2005

Net sales

	Three Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Net sales	$24,852	$20,238	$4,614	22.8%

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Net sales	$77,781	$56,124	$21,657	38.6%

Net sales for the third quarter of 2006 increased 22.8% to $24,852 from $20,238 in the third quarter of 2005. Explosive Metalworking sales increased 22.5% to $23,511 in the three months ended September 30, 2006 (95% of total sales) from $19,188 in the same period of 2005 (95% of total sales).  AMK Welding contributed $1,341 to third quarter 2006 sales (5% of total sales) which represented a 27.7% increase versus sales of $1,050 in the third quarter of 2005 (5% of total sales).

Net sales for the nine months ended September 30, 2006 increased 38.6% to $77,781 from $56,124 in the same period of 2005.  Sales for our Explosive Metalworking segment increased 39.2% to $74,336 in the first nine months of 2006 (96% of total sales) from $53,402 for the first nine months of 2005 (95% of total sales). AMK Welding’s year to date sales increased by 26.6% to $3,445 in 2006 (4% of total sales) from $2,722 in 2005 (5% of total sales).  The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that this business segment serves. As expected, our third quarter net sales were lower than those reported in this year’s first and second quarters. However, net sales are expected to strengthen in the fourth quarter and we expect net sales for the second half of 2006 to be comparable to those reported for the first half of the year.

Gross profit

	Three Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Gross profit	$8,310	$6,268	$2,042	32.6%
Consolidated gross profit margin rate	33.4%	31.0%

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Gross profit	$27,511	$16,134	$11,377	70.5%
Consolidated gross profit margin rate	35.4%	28.7%

Gross profit increased by 32.6% to $8,310 for the three months ended September 30, 2006 from $6,268 for the three months ended September 30, 2005. Our third quarter 2006 consolidated gross profit margin rate increased to 33.4% from 31.0% in the third quarter of 2005. The gross profit margin for Explosive Metalworking increased from 30.9% in the third quarter of 2005 to 33.1% in the third quarter of 2006 and the gross profit margin for AMK Welding increased to 40.8% in the third quarter of 2006 from 33.0% in the third quarter of 2005.

For the nine months ended September 30, 2006, gross profit increased to $27,511 from $16,134 for the same period of 2005, a 70.5% increase.  Our year to date consolidated gross profit margin rate increased to 35.4% from 28.7% for the first nine months of 2005.  The gross profit margin rate for Explosive Metalworking increased to 35.6% from 28.8%.  For the nine months ended September 30, 2006, the gross profit margin for AMK Welding increased to 31.1% from 26.7% for the same period in 2005.

The year to date gross margin improvement for Explosive Metalworking relates primarily to the sales increase discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses. This gross margin increase also reflects favorable changes in product mix and higher average prices in 2006 with respect to both our U.S. and European operations. The Explosive Metalworking gross profit margin typically fluctuates from one quarter to the next for various reasons, including a change in product mix. Our gross margins are likely to continue to fluctuate from quarter-to-quarter.  As expected, the lower net sales that we reported in the third quarter of 2006 resulted in third quarter gross margins that were lower than those we reported in the first two quarters of 2006.  However, based upon sales that we currently expect to report for the fourth quarter, we expect our fourth quarter gross margins to meet or exceed the gross margin levels that we reported for the first half of the year.

General and administrative expenses

	Three Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
General & administrative expenses	$1,267	$1,020	$247	24.2%
Percentage of net sales	5.1%	5.0%

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
General & administrative expenses	$3,948	$2,726	$1,222	44.8%
Percentage of net sales	5.1%	4.9%

General and administrative expenses increased by $247, or 24.2%, to $1,267 in the third quarter of 2006 from $1,020 in the third quarter of 2005.  Expense increases reflect stock-based compensation expense of $59, an impact of $68 from annual salary adjustments, a $32 increase in director’s fees, and a $27 increase in NASDAQ fees relating to the transfer of our listing to the NASDAQ National Market from the NASDAQ Capital Market.  As a percentage of net sales, general and administrative expenses increased to 5.1% in the third quarter of 2006 from 5.0% in the third quarter of 2005.

General and administrative expenses for the nine months ended September 30, 2006 totaled $3,948 compared to $2,726 for the same period of 2005.  This represents an increase of 44.8%.  The $1,222 increase in 2006 general and administrative expenses for the nine-month period reflects stock-based compensation expense of $353, an impact of $255 from annual salary adjustments, a $196 increase in accrued incentive compensation expense, an aggregate increase of $116 in audit, tax advisory, consulting and investor relations expenses, and a $57 increase in NASDAQ fees relating to the transfer of our listing to the NASDAQ National Market from the NASDAQ Capital Market.  The 2006 increases in audit, tax advisory, consulting and investor relations expenses relate primarily to continued compliance with the Sarbanes-Oxley Act of 2002, tax planning initiatives and increased investor relations activities.  As a percentage of net sales, general and administrative expenses increased to 5.1% in the first nine months of 2006 from 4.9% in the first nine months of 2005.

Selling expenses

	Three Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Selling expenses	$904	$849	$55	6.5%
Percentage of net sales	3.6%	4.2%

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Selling expenses	$3,174	$2,845	$329	11.6%
Percentage of net sales	4.1%	5.1%

Selling expenses increased by 6.5% to $904 in the third quarter of 2006 from $849 in the third quarter of 2005.  The $55 increase in selling expenses reflects the impact of annual salary adjustments and higher travel expenses that were partially offset by a decrease in sales commissions.  As a percentage of net sales, selling expenses decreased to 3.6% in the third quarter of 2006 from 4.2% in the third quarter of 2005.

Selling expenses increased by 11.6% to $3,174 in the first nine months of 2006 from $2,845 in the same period of 2005.  The $329 increase in year to date selling expenses reflects $145 for a sales commission on a large export order from the U.S., the impact of annual salary adjustments and higher travel expenses.  As a percentage of net sales, selling expenses decreased to 4.1% in the first nine months of 2006 from 5.1% in the first nine months of 2005.

Income from operations of continuing operations

	Three Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Income from operations of continuing operations	$6,139	$4,399	$1,740	39.6%

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Income from operations of continuing operations	$20,389	$10,563	$9,826	93.0%

Income from operations increased by 39.6% to $6,139 in the third quarter of 2006 from $4,399 in the third quarter of 2005.  Explosive Metalworking reported income from operations of $5,831 in the third quarter of 2006 as compared to $4,141 in the third quarter of 2005.  This 40.8% increase is largely attributable to the 22.5% sales increase discussed above.  AMK Welding reported income from operations of $391 for the three months ended September 30, 2006, compared to $258 for the same period of 2005.

Income from operations increased by 93.0% to $20,389 in the first nine months of 2006 from $10,563 in the first nine months of 2005.  Explosive Metalworking reported income from operations of $20,204 in the first nine months of 2006 as compared to $10,078 in the first nine months of 2005.  This 100.5% increase is largely attributable to the 39.2% sales increase discussed above.  AMK Welding reported income from operations of $621 for the first nine months of 2006, compared to the $485 that it reported for the first nine months of 2005.

Income from operations of continuing operations for the three and nine months ended September 30, 2006 includes $83 and $436, respectively, of stock-based compensation expense. This expense is not allocated to our two business segments and thus is not included in the above third quarter and year to date 2006 operating income totals for Explosive Metalworking and AMK Welding. Stock-based compensation expense associated with currently outstanding stock-based compensation awards is expected to approximate $200 in the fourth quarter of 2006.

Interest income (expense), net

	Three Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Interest income (expense), net	$121	$(63)	$184	NM

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Interest income (expense), net	$347	$(211)	$558	NM

Net interest income (expense) improved by $184, to a net of $121 in interest income for the third quarter 2006 from a net of $63 in interest expense in the third quarter of 2005.  We recorded net interest income of $347 for the first nine months of 2006 compared to net interest expense of $211 for the first nine months of 2005, an improvement of $558.  This change in net interest income (expense) reflects a significant decrease in average outstanding borrowings year-to-year and the large cash balances we are currently carrying.

Income tax provision

	Three Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Income tax provision	$2,547	$1,176	$1,371	116.6%
Effective tax rate	40.8%	27.2%

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Income tax provision	$7,865	$3,445	$4,420	128.3%
Effective tax rate	38.0%	33.2%

We recorded an income tax provision of $2,547 in the third quarter of 2006 compared to $1,176 in the third quarter of 2005.  The effective tax rate increased to 40.8% in the third quarter of 2006 from 27.2% in the third quarter of 2005.  The income tax provisions for the three months ended September 30, 2006 and 2005 include $2,370 and $601, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.  The somewhat higher than expected third quarter 2006 effective tax rate of 40.8% relates to certain tax provision adjustments that were recorded in the third quarter in connection with the reconciliation of our tax accounts to the actual federal and state tax returns for 2005 that were completed and filed during the quarter and to minor adjustments to our estimated effective tax rate for the full year 2006.  The third quarter 2005 effective tax rate of 27.2% was well below the full year 2005 effective tax rate of 33.5% as a result of the completion of a number of tax projects during the quarter that impacted our tax provision for the three and nine months ended September 30, 2005.  Our third quarter and year-to-date 2005 tax provision included combined U.S. federal and state benefits of approximately $254 relating to tax credits and other attributes identified in connection with these projects and claimed on 2004 and amended prior year Federal and state tax returns that were filed during the quarter.

For the nine months ended September 30, 2006, we recorded an income tax provision of $7,865 compared to $3,445 for the same period of 2005.  The effective tax rate increased to 38.0% for the first nine months of 2006 from 33.2% for the first nine months of 2005.  The income tax provisions for the nine months ended September 30, 2006 and 2005 include $6,551 and $2,416, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and Nitro Metall.  We expect our full year 2006 effective tax rate on consolidated pre-tax income to be in the 37% to 38% range.

Income from discontinued operations

	Three Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Income from discontinued operations	$—	$—	$—	NA

	Nine Months Ended
	September 30,			Percentage
	2006	2005	Change	Change
Income from discontinued operations	$1,357	$—	$1,357	NA

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

Debt and other contractual obligations and commitments

Any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. Our existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of September 30, 2006, we were in compliance with all financial covenants and other provisions of our debt agreements.

Except for the early redemption on September 1, 2006 of industrial development revenue bonds in the principal amount of $1,630, the Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2005.

Cash flows from operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2006 totaled $16,257.  Significant sources of operating cash flow included net income from continuing operations of $14,188, non-cash depreciation and amortization expense of $1,070, $923 from provision for deferred income taxes, stock-based compensation of $436 and net positive changes in various components of working capital in the amount of $997.  Net positive changes in working capital included increases in customer advances and accounts payable of $5,961 and $568, respectively.  These positive changes in working capital were largely offset by increases in accounts receivable and inventories of $3,885 and $1,608, respectively.

Net cash flows provided by operating activities for the nine months ended September 30, 2005 totaled $4,544.  Significant sources of operating cash flow included net income of $6,916, non-cash depreciation and amortization expense of $1,165, and $2,477 from the tax benefit related to stock options exercised during the year.  These sources of cash flow were partially offset by net negative changes of $5,843 in various components of working capital.  Net negative changes in working capital during the first nine months of 2005 included increases in accounts receivable, inventories and prepaid expenses of $1,003, $5,126 and $1,585, respectively.  These negative changes in working capital were partially offset by increases in accounts payable, customer advances, and accrued expenses and other liabilities of $421, $264 and $1,186, respectively.

Cash flows from investing activities

Net cash flows used by investing activities for the first nine months of 2006 totaled $785 and consisted primarily of $5,154 in capital expenditures that were largely offset by $1,950 from the sale of marketable securities and $2,197 for investment activities of discontinued operations that consisted of the sale of the Spin Forge real estate purchase option.

Net cash flows used by investing activities for the first nine months of 2005 totaled $732 and consisted primarily of $1,966 in capital expenditures that were largely offset by a $1,016 payment received on a portion of the outstanding receivable relating to the Spin Forge divestiture.

Cash flows from financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2006 were $2,401.  Significant uses of cash for financing activities included a $1,766 payment of annual dividends, a $361 principal payment on a term loan with French bank and final principal payments on the industrial development revenue bond in the amount of $1,720, including $1,630 that was redeemed in advance of scheduled maturity dates.  Sources of cash flow from financing activities included $523 in net proceeds from the issuance of common stock relating to the exercise of stock options and $948 for tax benefits related to the exercise of stock options.

Net cash flows used in financing activities for the nine months ended September 30, 2005 were $4,731.  Significant uses of cash for financing activities included net repayments on bank lines of credit of $3,216, payment of annual dividends of $1,155, final principal payments on the SNPE term loan of $667, industrial development revenue bond principal payments of $745 and a principal payment on a term loan with French bank of $366.  Sources of cash flow from financing activities include $1,481 in net proceeds from the issuance of common stock relating to the exercise of stock options and employee stock purchases under our employee stock purchase plan.

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

The entire amount of goodwill, which had a carrying value of $847 on our balance sheet as of September 30, 2006, relates to our U.S. operations of the Explosive Metalworking segment.  Based on the analysis performed in the fourth quarter of 2005, no impairment was recorded to the carrying value of goodwill.

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

During 2005, we completed an analysis of prior year tax credits and related items.  As a result of the analysis, we filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded on our books and records.  In assessing these additional losses and credits, we determined that the utilization of a portion of these was not probable, due to potential changes in the states in which we have income tax nexus.  Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.  Due to our earnings during the first nine months of 2006, our projected utilization of the net operating losses and tax credits is more favorable and, as a result, the valuation at September 30, 2006 has been reduced to $135.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which is a revision of Statement of Financial Accounting Standards No. 123 (“SFAS 123”). SFAS 123R requires measurement of all employee stock-based compensation awards using a fair-value method and the recording of such expense in the consolidated financial statements. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin No. 107, which provides supplemental implementation guidance for SFAS 123R. The Company selected the Black-Scholes option-pricing model as the most appropriate fair-value method for its awards and will recognize compensation cost on a straight-line basis over the awards’ vesting periods. The Company adopted SFAS 123R in the first quarter of 2006, which resulted in an after tax reduction in net income of $351 for the first nine months of 2006.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact this interpretation will have on its results from operations or financial position.

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

As of September 30, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on September 21, 2006.  At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2007 Annual Meeting of Stockholders (ii) approved the Company’s 2006 Stock Incentive Plan and (iii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

The Company had 11,844,235 shares of Common Stock outstanding as of August 11, 2006, the record date for the Annual Meeting.  At the Annual Meeting, holders of a total of 10,837,966 shares of Common Stock were present in person or represented by proxy.  The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1

	Shares Voted	Shares
Election of Directors	“For”	Withheld

Dean K Allen	9,871,644	966,322
Yvon Pierre Cariou	7,879,024	2,958,942
Bernard Hueber	7,879,800	2,958,166
Gerard Munera	10,533,476	304,490

Proposal 2                                        To approve the Company’s 2006 Stock Incentive Plan.

Shares Voted	Shares Voted	Shares Voted
“For”	“Against”	“Abstain”

5,256,882	694,320	184,812

Proposal 3                                        To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2006.

Shares Voted	Shares Voted	Shares Voted
“For”	“Against”	“Abstain”

10,749,183	45,596	43,187

Item 5. Other Information

None.

Item 6.

Exhibits

10.1	-	Dynamic Materials Corporation 2006 Stock Incentive Plan

31.1	-	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	-	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	-	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	-	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: November 2, 2006	/s/ Richard A. Santa
Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)