Form 10-K
period 2006-12-31
DYNAMIC MATERIALS CORP
filed 2007-03-08
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes  ☐No  ☒

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

Yes  ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $391,957,677 as of June 30, 2006.

The number of shares of Common Stock outstanding was 12,085,749 as of February 28, 2007.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2007 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2006.

PART I

ITEM 1.  Business

Overview

Dynamic Materials Corporation is a leading provider of explosion-welded clad metal plates.  Explosion-weld cladding uses an explosive charge to bond together plates of different metals that do not bond easily with traditional welding techniques.  The process of welding the metal plates through an explosion is also known as “shooting.”  We refer to this part of our business as “DMC Clad” or the “Explosive Metalworking” segment.  Detaclad® is the main trade name under which DMC Clad markets its explosion-welded clad products.  DMC Clad’s products are used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration.  DMC Clad’s market leadership for explosion-welded clad metal plates is a result of its state-of-the-art manufacturing facilities, technological leadership and production expertise.  We believe our customers select us for our high quality product, speed and reliability of delivery, and cost effectiveness.  We have a global sales force that allows us to access international markets.  Our Explosive Metalworking operations are located in Pennsylvania, France and Sweden.

Through our AMK Welding segment (“AMK Welding”), we also provide advanced welding services, primarily to the power turbine and aircraft engine manufacturing industries.  AMK Welding is a highly specialized welding subcontracting shop for complex shapes used principally in gas turbines and aircraft engines.  AMK Welding’s operations are conducted at its South Windsor, Connecticut facility.

Clad Metals Industry

Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. Clad metal plates consist of a thin layer of an expensive, corrosion resistant metal such as titanium or stainless steel, which is metallurgically combined with a less expensive, less corrosion resistant, thicker base metal, typically carbon steel. There are four common ways to use such corrosion-resistant metals in corrosion resistant vessels:

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

The rollbond technology is performed by several of the world’s heavy plate mills.  In this process, the clad metal and base metal are bonded together during a hot rolling process in which a slab of metal is converted to plate.  Rollbond clad metals are cost-effective in metal thicknesses up to two inches, depending on the metal alloy type.  Rollbond products have lower bond shear strength and corrosion resistance, which limits their use in certain applications, and rollbonding may only be used for a specific group of metal combinations due to metallurgical compatibility issues.

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

Clad Metals End Use Markets

Explosion-welded clad metal is primarily used in construction of large industrial equipment involving high pressures and temperatures, and which needs to be corrosion-resistant.  The eight broad industrial sectors discussed below comprise the bulk of demand for DMC Clad’s business.  The demand for clad metal is driven by the underlying demand for new equipment and facility maintenance in these primary market sectors.  Overall, the market for explosion-welded clad metal has continuously grown since its inception, with demand dependent upon the underlying needs of the various market sectors.  During the past two years, there has been significant capital investment in many of these markets.  This current increase in demand is mainly attributable to strong markets for energy, metals, and petrochemicals.

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

Oil Refinery:  Petroleum refining processes are frequently corrosive, hot, and high pressure.  Clad metal is extensively used in a broad range of equipment including desulfurization hydrotreaters, coke drums, distillation columns, separators and heat exchangers.  In the United States, refineries are running near full capacity and, adding capacity and reducing costly down-time are a high priority.  The increasing reliance upon low quality, high sulfur crude further drives demand for new corrosion resistant equipment.  Worldwide trends in regulatory control of sulfur emissions in gas, diesel and jet fuel are also increasing the need for clad equipment.  Like the upstream oil and gas sector, the metals of construction are primarily stainless steel and nickel alloys.

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

Aluminum Production:  Aluminum is reduced from its oxide in large electro-smelter facilities called potlines.  The electric current power is carried via aluminum conductors.  The electricity must be transmitted into steel components for the high temperature smelting operations.  Aluminum cannot be welded to steel conventionally.  Explosion-welded aluminum-steel transition joints provide an energy efficient and highly durable solution for making these connections.  Modern potlines may use a large number of transition joints.  The parts are typically replaced when the potlines are refurbished, commonly every few years.  Although aluminum production is the major electrochemical application for DMC Clad products, there are a number of other electrochemical applications including production of  magnesium, chlorine and chlorate.

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

Industrial Refrigeration:  Heat exchangers are a core component of refrigeration systems.  When the cooling water is seawater, brackish, or even slightly polluted, corrosion resistant metals are necessary.  Metal selection can range from stainless steel to copper alloy to titanium, and explosion-welded clad metal is often the low cost solution for making the necessary components.  Applications range from refrigeration chillers on fishing boats to massive air conditioning units for skyscrapers, airports, and deep underground mines.

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

The primary product of the Explosive Metalworking segment is explosion-welded clad metal plate. Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries.  The characteristics of DMC Clad’s explosive metalworking processes may enable the development of new products in a variety of industries and DMC Clad continues to explore such development opportunities.

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

EXPLOSION-WELDING PROCESS

Explosion-welded cladding technology is a method to weld metals that cannot be welded by conventional processes, such as titanium-steel, aluminum-steel, and aluminum-copper. It can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel.  The cladding metals are typically titanium, stainless steel, aluminum, copper alloys, nickel alloys, tantalum, and zirconium. The base metals are typically carbon steel, alloy steel, stainless steel and aluminum.  Although the patents for the explosion-welded cladding process have expired, DMC Clad has proprietary knowledge that distinguishes it from its competitors.  The entire explosion-welding process involves significant precision in all stages, and any errors can be extremely costly as they result in the discarding of the expensive raw material metals.  DMC Clad’s technological expertise is a significant advantage in preventing costly waste.

Explosion-welded clad metal is used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, chemical and petrochemical, aluminum production, shipbuilding, power generation, industrial refrigeration and other industries where corrosion, temperature and pressure combine to produce demanding environments.  Explosion-welded clad metal is also used to produce bimetal  transition joints or other components which are used in ship construction, and in a variety of electrochemical industries including aluminum production.

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

AMK Welding uses a variety of processes and specialized equipment, including electron beam and gas tungsten arc welding processes.  AMK Welding has considerable expertise in vacuum chamber welding, which is a critical capability when welding titanium,  high temperature nickel alloys and other specialty alloys.  These welding techniques are used for the welding of blades and vanes and other turbine parts typically located in the hot gas path of aircraft engines.  In addition to its welding capabilities, AMK Welding also uses various heat treatment and non-destructive examination processes, such as radiographic inspection, in support of its welding operations.

Suppliers, Competition, Customer Profile, Marketing and Research and Development

DMC Clad

Suppliers and Raw Materials

DMC Clad uses a range of alloys, steels and other materials for its operations, such as stainless steel, copper alloys, nickel alloys, titanium, zirconium, tantalum, aluminum and other metals.  DMC Clad sources its raw materials from a number of different producers and suppliers. DMC Clad holds a limited metal inventory and purchases its raw materials based on contract specifications. Under most contracts, any raw material price increases are passed on to DMC Clad’s customers.  DMC Clad closely monitors the quality of its supplies and inspects the type, dimensions, markings, and certification of all incoming metals to ensure that the materials will satisfy applicable construction codes. DMC Clad also manufactures a majority of its own explosives from standard raw materials, thus achieving higher quality and lower cost.

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

Customer Profile

DMC Clad’s products are used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other similar industries.  DMC Clad’s customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures.  DMC Clad’s customers can be divided into three tiers: the product end-users (e.g., operators of chemical processing plants), the engineering contractors who design and construct plants for end-users, and the metal fabricators who manufacture the products or equipment that utilize DMC Clad’s metal products.  It is typically the fabricator that places the purchase order with DMC Clad and pays the corresponding invoice.  DMC Clad has developed strong relationships over the years with the engineering contractors (relatively large companies) who sometimes act as prescriptor to fabricators.

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

In a series of transactions including open market purchases and a direct purchase of our common stock pursuant to a stock purchase agreement, SNPE, Inc. (“SNPE”), which is indirectly wholly owned by the government of France, acquired shares of our common stock, resulting by June 30, 2000 in its holding of 2,763,491 shares of our common stock, or approximately 56% of our outstanding shares of common stock.  On June 8, 2005, SNPE exercised its conversion rights on a convertible subordinated note it held, and the note was converted into 200,000 shares of our common stock at a conversion rate of $6 per share, increasing SNPE’s ownership to 2,963,491 shares at that time. A subsequent stock split increased this amount to the current 5,926,982 shares held by SNPE.  On May 15, 2006, in an underwritten public offering, SNPE sold all of its shares of the Company’s common stock.  Following the sale, four members of the Company’s board of directors, each of whom had represented SNPE, resigned from the board.  All transaction expenses were paid by SNPE.

At the time of its acquisition of our common stock, SNPE’s parent company, Groupe SNPE, was the indirect owner of Nobelclad, which had been a licensee of the Detaclad® technology in France since 1966, and had acquired its Swedish competitor, Nitro Metall, in 1997, as well as its U.K. and German competitors in 1998.  On July 3, 2001, we completed our acquisition of substantially all of the outstanding stock of Nobelclad from Nobel Explosifs France (“NEF”). NEF is wholly owned by Groupe SNPE and is a sister company to SNPE.  Nobelclad and its wholly-owned subsidiary, Nitro Metall AB (“Nitro Metall”), are the primary manufacturers of explosion-welded clad products in Europe and operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, along with sales offices in each country. Products manufactured by Nobelclad and Nitro Metall are similar to those produced by DMC Clad’s domestic factory in Mount Braddock, Pennsylvania.

Historically, our Aerospace segment was comprised of three companies that we acquired in 1998:  AMK Welding, Spin Forge and PMP.  Because PMP and Spin Forge were sold in October of 2003 and September of 2004, respectively, and are reported as discontinued operations, AMK Welding has become a stand-alone business segment.

Employees

As of December 31, 2006, we employed approximately 210 permanent employees the majority of whom were engaged in manufacturing operations, and the remainder were engaged in sales and marketing or corporate functions.

The majority of our manufacturing employees are not unionized.  Of the 210 permanent employees, 132 are U.S. based, 61 are based in France at the Nobelclad facility and 17 are based in Sweden at Nitro Metall.  About 45% of Nobelclad’s employees and all Nitro Metall employees are members of trade unions.  In addition, we also use between 15 and 20 temporary workers at any given time, depending on the workload.

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

Permits.  Explosive metalworking involves the use of explosives, making safety a critical factor in our operations.  In addition, it is a highly regulated industry for which detailed permits are required.  These permits require renewal every four years.  See “Item 1A — Risk Factors — Risk Factors Related to Our Industry — We are subject to extensive government regulation and failure to comply could subject us to future liabilities and could adversely affect our ability to conduct or to expand our business” for a more detailed discussion of these permits.

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

	(Dollars in Thousands)
	For the years ended December 31,
	2006	2005	2004
United States	$56,395	$32,126	$24,527
Russia	11,137	838	253
Canada	10,787	7,562	4,924
France	4,791	2,417	1,662
India	3,764	140	71
Italy	3,466	2,208	2,236
South Korea	3,080	7,771	409
Belgium	2,546	2,495	2,591
Spain	2,465	5,369	957
Germany	2,265	939	1,978
Netherlands	1,967	2,757	1,218
China	1,055	3,368	310
Malaysia	358	5,148	83
Australia	235	1,940	5,454
Other foreign countries	9,161	4,213	7,492
Total	$113,472	$79,291	$54,165

Company Information

Our Internet address is http://www.dynamicmaterials.com.  Information contained on our website does not constitute part of this Annual Report on Form 10-K.

ITEM 1A.               Risk Factors

Risk Factors Related to Our Industry

Despite substantial growth in recent years in our existing markets, growth in such markets may not continue at the same rate indefinitely.

From 2004 to 2005 and from 2005 to 2006, sales by DMC Clad increased by 47% and 43%, respectively.  However, the explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration.  These industries tend to be cyclical in nature, and there can be no assurance that the construction and other needs of those industries for our products will continue to grow at current rates.  An economic slowdown in one or all of these industries, whether due to cyclicality or other factors, could impact capital expenditures within the industry.  If demand from such industries were to decline or even grow less quickly, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition and results of operations.

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

We are also subject to extensive environmental and occupational safety regulation, as described below under “ — Liabilities under environmental and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities, as well as the assessment of strict liability and/or joint and several liability” and “ — The use of explosives subjects us to additional regulation, and any accidents or injuries could subject us to significant liabilities.”

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

Our operations involve the detonation of large amounts of explosives.  As a result, we are required to use specific safety precautions under U.S. Occupational Safety and Health Administration guidelines and guidelines of similar entities in France and Sweden.  These include precautions which must be taken to protect employees from exposure to sound and ground vibration or falling debris associated with the detonation of explosives.  There is a risk that an accident or death could occur in one of our facilities.  Any accident could result in significant manufacturing delays, disruption of operations or claims for damages resulting from death or injuries, which could result in decreased sales and increased expenses. To date, we have not incurred any significant delays, disruptions or claims resulting from accidents at our facilities.  The potential liability resulting from any accident or death, to the extent not covered by insurance, may require us to use other funds to satisfy our obligations and could cause our business to suffer.  See “ — Our use of explosives is an inherently dangerous activity that could lead to temporary or permanent closure of our shooting sites” below.

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

We have experienced, and expect to continue to experience, fluctuations in annual and quarterly operating results caused by various factors, including the timing and size of orders by major customers, customer inventory levels, shifts in product mix, acquisitions and divestitures, and general economic conditions.  The upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other diversified industries to which we sell our products are, to varying degrees, cyclical and tend to decline in response to overall declines in industrial production.  As a result, our business is also cyclical, and the demand for our products by these customers depends, in part, on overall levels of industrial production. Any future material weakness in demand in any of these industries could materially reduce our revenues and profitability. In addition, the threat of terrorism and other geopolitical uncertainty could have a negative impact on the global economy, the industries we serve and our operating results.

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

A significant portion of our net sales is derived from a relatively small number of customers although sales to no one customer exceeded 10% during the last three years. We expect to continue to depend upon our principal customers for a significant portion of our sales, although there can be no assurance that our principal customers will continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition and results of operations. In past years, the majority of DMC Clad’s revenues have been derived from customers in the upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration industries and the majority of AMK Welding’s revenues have been derived from customers in the aircraft engine and power generation industries. Economic downturns in these industries could have a material adverse effect on our business, financial condition and results of operations.

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

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania.  We currently lease our only domestic shooting site, which is located in Dunbar, Pennsylvania.  The shooting site in Dunbar Pennsylvania supports our manufacturing facility in Mount Braddock, Pennsylvania.  The lease for the Dunbar property will expire on December 15, 2010, but we have options to renew the lease that extend through December 15, 2029.  Our French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France and Tautavel, France (except for a small portion in Tautavel that is leased).  This lease expires on December 31, 2011 and may be extended.  Our Swedish subsidiary, Nitro Metall, owns the land and buildings housing its manufacturing operations in Likenas, Sweden.  The buildings and land at the Nitro Metall shooting site in Likenas, Sweden and the sales office in Filipstad, Sweden are leased. The lease in Filipstad is automatically renewed every year.  The sites in Pennsylvania, France and Sweden are part of the Explosive Metalworking segment.  In addition, we own the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	9,140 sq. ft.	Leased	February 28, 2010, with renewal options through February 28, 2016
Mt. Braddock, Pennsylvania	Clad Plate Manufacturing	48,000 sq. ft.	Owned
Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2010, with renewal options through December 15, 2029
Rivesaltes, France	Clad Plate Manufacturing, Nobelclad Europe Sales and Administration Office	53,000 sq. ft.	Owned
Tautavel, France	Clad Shooting Site	114 acres	107 acres owned, 7 acres leased	December 31, 2011
Likenas, Sweden	Clad Plate Manufacturing	26,000 sq. ft.	Owned
Likenas, Sweden	Clad Plate Shooting Site	15 acres	Leased	January 1, 2016
Filipstad, Sweden	Nitro Metall Sales Office	850 sq. ft.	Leased	January 1, 2008 (renews annually)
South Windsor, Connecticut	AMK Welding	21,000 sq. ft.	Owned

ITEM 3.              Legal Proceedings

Although we may in the future become a party to litigation, there are no pending legal proceedings against us.

ITEM 4.               Submission of Matters to a Vote of Security Holders

No matters were submitted to security holders for vote during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq National Market (“Nasdaq”) under the symbol “BOOM.”  The following table sets forth quarterly high and low sales prices for the common stock during our last two fiscal years, as reported by Nasdaq, adjusted to give effect to the 2-for-1 stock split effective October 13, 2005.

	High	Low
2006

First Quarter	$38.49	$27.03
Second Quarter	$43.20	$25.05
Third Quarter	$37.84	$28.15
Fourth Quarter	$33.69	$27.55

2005

First Quarter	$19.50	$4.33
Second Quarter	$22.61	$11.00
Third Quarter	$26.25	$17.22
Fourth Quarter	$32.60	$18.27

As of February 28, 2007, there were approximately 330 holders of record of our common stock.

We declared and paid a $0.10 and $0.15 per share dividend in 2005 and 2006 respectively.  We may pay annual dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax law and any other factors that our Board of Directors deems relevant.  Any determination to pay cash dividends will be at the discretion of the Board of Directors.

FINANCIAL PERFORMANCE

The following graph compares the performance of the common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (US) Index. The comparison of total return (change in year end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2001 in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (US) Index with investment weighted on the basis of market capitalization.  Historical results are not necessarily indicative of future performance.

Total Return Analysis	12/31/01	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06
Dynamic Materials Corporation	$100	$60.00	$75.70	$307.34	$1,520.00	$1,422.78
Nasdaq Non-Financial Stocks	$100	$65.33	$100.01	$107.86	$110.30	$120.97
Nasdaq Composite (US)	$100	$69.13	$103.36	$112.49	$114.88	$126.22

ITEM 6.  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations
Net sales	$113,472	$79,291	$54,165	$35,779	$38,880
Cost of products sold	71,439	55,856	40,559	26,802	26,673
Gross profit	42,033	23,435	13,606	8,977	12,207
Cost and expenses	11,930	7,667	6,718	5,661	5,011
Income from operations	30,103	15,768	6,888	3,316	7,196
Other (income) expense, net	(505)	163	524	527	742
Income before income taxes	30,608	15,605	6,364	2,789	6,454
Income tax provision	11,341	5,233	1,961	1,504	2,528
Income from continuing operations	19,267	10,372	4,403	1,285	3,926
Discontinued operations, net of tax	1,497	—	(1,570)	(1,993)	(1,437)
Cumulative effect of change in accounting principle, net of tax benefit of $1,482	—	—	—	—	(2,318)
Net income (loss)	$20,764	$10,372	$2,833	$(708)	$171

Income from continuing operations per share:
Basic	$1.63	$0.92	$0.43	$0.13	$0.39
Diluted	$1.58	$0.86	$0.41	$0.13	$0.38
Net income (loss) per share:
Basic	$1.75	$0.92	$0.28	$(0.07)	$0.02
Diluted	$1.70	$0.86	$0.27	$(0.06)	$0.02
Weighted average number of shares outstanding:
Basic	11,841,373	11,290,053	10,269,080	10,134,648	10,084,764
Diluted	12,213,075	12,086,884	10,968,090	10,621,612	10,574,102

DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$—	$—	$—

Financial Position
Current assets	$63,847	$36,552	$26,246	$14,911	$15,237
Total assets	84,973	55,311	43,753	35,262	33,698
Current liabilities	25,297	14,838	16,962	10,114	8,382
Long-term debt	382	2,221	2,906	4,155	9,279
Other non-current liabilities	1,714	3,297	3,815	5,409	474
Stockholders’ equity	57,580	34,955	20,070	15,584	15,563

Selected unaudited quarterly financial data for the years ended December 31, 2006 and 2005 is presented below:

	(Dollars in Thousands, Except Per Share Data)

	Year ended December 31, 2006
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$25,175	$27,754	$24,852	$35,691

Gross profit	$9,281	$9,921	$8,310	$14,521

Income from continuing operations	$4,139	$5,005	$3,690	$6,433

Net income	$5,496	$5,005	$3,690	$6,573

Income from continuing operations per share - basic	$0.35	$0.42	$0.31	$0.54

Income from continuing operations per share - diluted	$0.34	$0.41	$0.30	$0.53

Net income per share - basic	$0.47	$0.42	$0.31	$0.55

Net income per share - diluted	$0.45	$0.41	$0.30	$0.54

	Year ended December 31, 2005
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$17,510	$18,376	$20,238	$23,167

Gross profit	$4,650	$5,215	$6,268	$7,302

Income from continuing operations	$1,648	$2,115	$3,152	$3,457

Net income	$1,648	$2,115	$3,152	$3,457

Income from continuing operations per share - basic	$0.15	$0.19	$0.27	$0.29

Income from continuing operations per share - diluted	$0.14	$0.18	$0.26	$0.28

Net income per share - basic	$0.15	$0.19	$0.27	$0.29

Net income per share - diluted	$0.14	$0.18	$0.26	$0.28

Total net income per share for the 2006 and 2005 quarters does not equal net income per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

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

Executive Overview

Our business is organized into two segments:  Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding.  In 2006, Explosive Metalworking accounted for more than 95% of our net sales and 96% of our income from operations of continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  In 2005 and 2004, Explosive Metalworking accounted for more than 95% and 94%, respectively, of our net sales, and more than 95% of income from operations of continuing operations.

Our 2006 net sales increased 43.1% compared to 2005, reflecting year-to-year net sales increases of 43.4% and 37.8% for our Explosive Metalworking and AMK Welding segments, respectively.  Our income from operations of continuing operations increased 90.9%, to $30,103 in 2006 from $15,768 in 2005, reflecting a $14,445 improvement in Explosive Metalworking’s operating income and a $550 improvement in AMK Welding’s operating income.  Income from continuing operations increased 85.8%, to $19,267 in 2006 from $10,372 in 2005.  Our net income increased to $20,764 in 2006 from $10,372 in 2005.  Our 2006 net income included $1,497 of income from discontinued operations, net of tax, relating to the sale of the Spin Forge real estate option in the first quarter and the sale of leased manufacturing equipment and tooling associated with the Spin Forge business in the fourth quarter.  See detailed discussion below under “income from discontinued operations”.

Net sales

Explosive Metalworking’s net sales are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to customers that fabricate industrial equipment for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries.  Demand for our clad metal products in the United States is largely driven by plant maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities, as well as new plants and large plant expansion projects. In contrast to the U.S. market, demand for our clad products in Europe and Asia is more dependent on new construction projects, such as the building of new PTA plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum production industry.

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

Discontinued operations

In September 2004, we completed the sale of our Spin Forge division and recorded a loss from discontinued operations of $1,570, net of taxes, including a net of tax operating loss of $783 and a net of tax loss on the divesture transactions of $787.  On January 10, 2006, we sold our option rights to purchase the Spin Forge real estate to the property owner for $2,300.  We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported as discontinued operations, net of related taxes, in the first quarter of 2006.  In December 2006, we sold the Spin Forge equipment to the buyer of that division who had previously been leasing that equipment from us.  The sale of this equipment resulted in an additional pre-tax gain on discontinued operations of $228.  We reported a net of tax income of $1.497 for the full year 2006 as a result of these two transactions.

Income taxes

Our effective income tax rate increased to 37.1% in 2006 from 33.5% in 2005.  Income tax provisions on the 2006 and 2005 earnings of Nobelclad and Nitro Metall have been provided based upon the respective French and Swedish statutory tax rates.  Our effective tax rate for 2006 is higher than those experienced in 2005 and 2004 as a result of the recognition in 2005 and 2004 of U.S. tax benefits relating to research and development tax credits, extraterritorial income exclusions and foreign tax credits.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 37% and 38%.

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

Our backlog with respect to the Explosion Metalworking segment increased to approximately $68.8 million at December 31, 2006 from approximately $42.0 million at December 31, 2005 and $27.5 at December 31, 2004.

Year ended December 31, 2006 compared to Year Ended December 31, 2005

Net sales

				Percentage
	2006	2005	Change	Change
Net sales	$113,472	$79,291	$34,181	43.1%

Net sales for 2006 increased 43.1% to $113,472 from $79,291 in 2005. Explosive Metalworking sales increased 43.4% to $108,362 in 2006 (95.5% of total sales) from $75,582 in 2005 (95.3% of total sales).  The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that this business segment serves.

AMK Welding contributed $5,110 to 2006 sales (4.5% of total sales) versus sales of $3,709 in 2005 (4.7% of total sales).

Gross profit

				Percentage
	2006	2005	Change	Change
Gross profit	$42,033	$23,435	$18,598	79.4%
Consolidated gross profit margin rate	37.0%	29.6%

Gross profit increased by 79.4% to $42,033 in 2006 from $23,435 in 2005.  Our 2006 consolidated gross profit margin rate increased to 37.0% from 29.6% in 2005.  The gross profit margin for Explosive Metalworking increased from 29.8% in 2005 to 37.2% in 2006 and the gross profit margin for AMK Welding increased to 34.9% in 2006 from 25.2% in 2005.  The gross margin improvements for Explosive Metalworking relates primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses.  This gross margin increase also reflects favorable changes in product mix and higher average prices in 2006 with respect to both our U.S. and European operations.  During 2006, the gross margins that we reported in our quarterly financial statements ranged from a low of 33.4% in the third quarter to a high of 40.7% in the fourth quarter.  The high fourth quarter gross margin rates reflects the impact of favorable margin levels on an $11 million contract that shipped during the quarter, which involved complex materials engineering and a tight delivery schedule  We expect to see continued fluctuations in our quarterly gross margin rates during 2007 that result from anticipated fluctuations in quarterly sales volume and changes in product mix.

General and administrative expenses

				Percentage
	2006	2005	Change	Change
General & administrative expenses	$5,802	$4,051	$1,751	43.2%
Percentage of net sales	5.1%	5.1%

General and administrative expenses increased by $1,751 or 43.2%, to $5,802 in 2006 from $4,051 in 2005.    This increase in general and administrative expenses reflects stock-based compensation expense of $493, an impact of $352 from annual salary adjustments and staffing changes, a $371 increase in accrued incentive compensation expense and an aggregate increase of $190 in legal, consulting, audit, tax advisory, and investor relations expenses.  As a percentage of net sales, general and administrative expenses remained flat at 5.1% in both 2006 and 2005.

Selling expenses

				Percentage
	2006	2005	Change	Change
Selling expenses	$6,128	$3,616	$2,512	69.5%
Percentage of net sales	5.4%	4.6%

Selling expenses, which include sales commissions of $2,528 in 2006 and $779 in 2005, increased by 69.5% to $6,128 in 2006 from $3,616 in 2005.  The $1,749 increase in sales commissions is primarily attributable to large consulting fees and commissions of approximately $1,650 paid in connection  with an 11 million order that shipped during the fourth quarter and  which involved complex materials engineering and a tight delivery schedule.  The remaining $763 increase in selling expenses reflects stock-based compensation expense of $96, an impact of $302 from annual salary adjustments and staffing changes and a $160 increase in accrued incentive compensation expense.  As a percentage of net sales, selling expenses increased to 5.4% in 2006 from 4.6% in 2005 due to the large increase in sales commissions that relates principally to one order.  Excluding sales commissions, selling expenses as a percentage of sales decreased to 3.2% in 2006 from 3.6% in 2005.

Income from operations of continuing operations

				Percentage
	2006	2005	Change	Change
Income from operations of continuing operations	$30,103	$15,768	$14,335	90.9%

Income from operations increased by 90.9% to $30,103 in 2006 from $15,768 in 2005.  Explosive Metalworking reported income from operations of $29,605 in 2006 as compared to $15,160 in 2005.  This 95.3% increase is largely attributable to the 43.4% sales increase discussed above.

AMK Welding reported income from operations of $1,158 in 2006, an increase of 90.5% from the $608 that it reported in 2005, which increase follows the 37.8% sales increase.

Income from operations of continuing operations in 2006 includes $660 of stock-based compensation expense (an expense we did not have in 2005).  This expense is not allocated to our business segments and thus is not included in the above 2006 operating income totals for Explosive Metalworking and AMK Welding.  Stock-based compensation expense in 2007 is expected to be at least double the amount that we reported in 2006.

Interest income (expense), net

				Percentage
	2006	2005	Change	Change
Interest income (expense), net	$620	$(156)	$776	NM

We recorded net interest income of $620 in 2006 compared to net interest expense of $156 in 2005, an improvement of $776.  This change in net interest income (expense) reflects a significant decrease in average outstanding borrowings year-to-year and the large cash balances we are currently carrying.

Income tax provision

				Percentage
	2006	2005	Change	Change
Income tax provision	$11,341	$5,233	$6,108	116.7%
Effective tax rate	37.1%	33.5%

We recorded an income tax provision of $11,341 in 2006 compared to $5,233 in 2005.  The effective tax rate increased to 37.1% in 2006 from 33.5% in 2005.  The 2006 and 2005 income tax provisions include $8,167 and $3,514, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.

Income from discontinued operations

				Percentage
	2006	2005	Change	Change
Income from discontinued operations	$(1,497)	$—	$(1,497)	NA

We completed the divestiture of our Spin Forge division in September 2004.  Under the principal divestiture agreement, we sold the assets of the Spin Forge division to a third party, excluding certain equipment and real estate which were leased or subleased to the buyer.  We held a purchase option on the Spin Forge real estate that allowed us to purchase the real estate for $2,880, a price that was below the real estate’s appraised value.  We completed the sale of the purchase option on the Spin Forge real estate on January 10, 2006.  The option rights were sold to the property owner for $2,300 on January 10, 2006.  We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported in discontinued operations, net of related taxes.  In December 2006, the third party purchaser of the Spin Forge business purchased the majority of the leased equipment while the remainder of the leased assets was liquidated by the Company.  These transactions resulted in a pre-tax gain of $228, which was recorded in discontinued operations, net of related taxes.

Year ended December 31, 2005 compared to Year Ended December 31, 2004

Net sales

				Percentage
	2005	2004	Change	Change
Net sales	$79,291	$54,165	$25,126	46.4%

Net sales for 2005 increased 46.4% to $79,291 from $54,165 in 2004. Explosive Metalworking sales increased 47.1% to $75,582 in 2005 (95% of total sales) from $51,375 in 2004 (95% of total sales).  The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that this business segment serves.

AMK Welding contributed $3,709 to 2005 sales (5% of total sales) versus sales of $2,790 in 2004 (5% of total sales).

Gross profit

				Percentage
	2005	2004	Change	Change
Gross profit	$23,435	$13,606	$9,829	72.2%
Consolidated gross profit margin rate	29.6%	25.1%

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

General and administrative expenses

				Percentage
	2005	2004	Change	Change
General & administrative expenses	$4,051	$3,335	$716	21.5%
Percentage of net sales	5.1%	6.2%

General and administrative expenses increased by $716, or 21.5%, to $4,051 in 2005 from $3,335 in 2004.  This increase in general and administrative expenses reflects an aggregate increase of $310 in audit, tax consulting and investor relations expenses, a $336 increase in accrued incentive compensation expense, and the impact of annual salary adjustments.  The 2005 increases in audit, tax advisory, consulting and investor relations expenses relates primarily to compliance with the Sarbanes-Oxley Act of 2002, tax planning initiatives and increased investor relations activities.  As a percentage of net sales, general and administrative expenses decreased to 5.1% in 2005 from 6.2% in 2004.  This decreased percentage is attributable to the significant increase in 2005 net sales.

Selling expenses

				Percentage
	2005	2004	Change	Change
Selling Expense	$3,616	$3,383	$233	6.9%
Percentage of Net Sales	4.6%	6.2%

Selling expenses increased by 6.9% to $3,616 in 2005 from $3,383 in 2004.  The $233 increase in selling expenses reflects an increase in outside sales commissions paid to third party agents that represent DMC in certain countries, and is attributable to the 2005 sales increase.  As a result of the significant increase in 2005 net sales, selling expenses as a percentage of net sales decreased to 4.6% in 2005 from 6.2% in 2004.

Income from operations of continuing operations

				Percentage
	2005	2004	Change	Change
Income from operations of continuing operations	$15,768	$6,888	$8,880	128.9%

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

Interest expense, net

				Percentage
	2005	2004	Change	Change
Interest expense, net	$156	$531	$(375)	(70.6)%

Net interest expense decreased by 70.6% to $156 in 2005 from $531 in 2004.  This decrease in net interest expense reflects a significant decrease in average outstanding borrowings during 2005 that resulted from the pay down of bank line of credit borrowings and SNPE’s conversion of a $1,200 convertible subordinated note into our common stock.

Income tax provision

				Percentage
	2005	2004	Change	Change
Income Tax Provision	$5,233	$1,961	$3,272	166.9%
Effective Tax Rate	33.5%	30.8%

We recorded an income tax provision of $5,233 in 2005 compared to $1,961 in 2004.  The effective tax rate increased to 33.5% in 2005 from 30.8% in 2004.  The 2005 and 2004 income tax provisions include $3,514 and $1,663, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.

Loss from discontinued operations

				Percentage
	2005	2004	Change	Change
Loss from discontinued operations	$—	$1,570	$(1570)	NA

We completed the divestiture of our Spin Forge division in September 2004.  Under the principal divestiture agreement, we sold the assets of the Spin Forge division to a third party, excluding certain equipment and real estate which were leased or subleased to the buyer, for a sales price of approximately $1,665 to be paid in cash according to the arrangement set forth in the divestiture agreement.  With respect to the Spin Forge manufacturing equipment and tooling, we recorded an after tax impairment loss of $619 based upon the difference between the carrying value of the equipment and the present value of the future minimum equipment lease payments from the lessee plus estimated liquidation proceeds at the end of the minimum lease term.  The 2004 loss from discontinued operations of $1,570 includes a net of tax loss of $787 from the Spin Forge divestiture, which reflects the asset impairment loss discussed above plus divestiture transaction costs, and the net of tax operating loss of $783 that Spin Forge reported from January 1 through September 17, 2004.  As discussed above, we sold the majority of the leased assets to the lessee and liquidated the remaining equipment in December 2006.  A pre-tax gain of $228 was reported on these transactions in 2006.

We held a purchase option on the Spin Forge real estate that allowed us to purchase the real estate for $2,880, a price that was below the real estate’s appraised value.  The value inherent in the real estate purchase option was believed to be significant but was not considered in the calculation of the above reported impairment loss on the Spin Forge equipment and tooling due to uncertainties surrounding its ultimate realization.  As discussed above, we completed the sale of the purchase option on the Spin Forge real estate on January 10, 2006.

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

Debt and other contractual obligations and commitments

Any restriction on the availability of borrowing under our credit facilities could negatively affect our ability to meet future cash requirements. Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of December 31, 2006, we were in compliance with all financial covenants and other provisions of our debt agreements.

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2006:

	Payment Due by Period
	As of December 31, 2006
	Less than			More than
	1 Year	1-3 Years	4-5 Years	5 Years	Total
Term Loan with French bank	$382	$382	$—	$—	$764

Total debt obligations *	382	382	—	—	764

Operating lease obligations **	342	614	253	109	1,318

Purchase obligations **	20,895	—	—	—	20,895

Total	$21,619	$996	$253	$109	$22,977

*                 Reflected in accompanying consolidated balance sheets.  Expected interest payments on the above debt obligations are not expected to be significant for the years presented.

**          Not reflected in accompanying consolidated balance sheets.

For more information about our debt obligations, refer to Note 3 to our consolidated financial statements elsewhere in this annual report.

Cash flows from operating activities

Net cash flows provided by operating activities for 2006 totaled $16,557.  Significant sources of operating cash flow included net income of $20,764, non-cash depreciation and amortization expense of $1,419, $2,115 from provision for deferred income taxes and stock-based compensation of $660.  Negative net changes in working capital of $6,904 partly offset these sources of operating cash flows.  Negative cash flows from changes in working capital included increases in restricted cash, accounts receivable, inventories, and prepaid expenses and other of $3,059, $5,046, $6,424 and $459, respectively, partly offset by increases in accounts payable and accrued expenses and other liabilities of $5,509 and $2,483, respectively.

Net cash flows provided by operating activities for 2005 totaled $11,638.  Significant sources of operating cash flow included net income of $10,372, non-cash depreciation and amortization expense of $1,568, and $3,728 from the tax benefit related to stock options exercised during the year.  These sources of operating cash flow were partially offset by a deferred income tax benefit of $1,431 and negative net changes in various components of working capital in the amount of $2,599.  Net negative changes in working capital included an increase in accounts receivable, inventories, and prepaid expenses and other of $2,657, $4,486 and $327, respectively.  These negative changes in working capital were partially offset by an increase in accounts payable, customer advances, and accrued expenses and other liabilities of $1,733, $999 and $2,139 respectively.

Net cash flows provided by operating activities for 2004 totaled $3,110, which consisted of net cash flows from continuing operations of $4,544 that was partially offset by net cash flows used in discontinued operations of $1,434.  Significant sources of operating cash flow from continuing operations included income from continuing operations of $4,403, non-cash depreciation and amortization expense of $1,466, a provision for deferred income taxes of $1,181, and $311 from the tax benefit related to stock options exercised during the year.  These sources of operating cash flow were partially offset by negative net changes in various components of working capital in the amount of $2,817.   Negative net changes in working capital included increases in accounts receivable and inventories of $6,963 and $1,993, respectively.  These negative changes in working capital were partially offset by increases in accounts payable, customer advances, andaccrued expenses and other liabilities of $3,126, $1,101 and $1,274 respectively, and a decrease in prepaid expenses and other of $638.  The large increases in accounts receivable and inventories reflect the higher production and sales volume associated with the strong performance of the Explosive Metalworking business during the last half of 2004. We were able to finance a significant portion of the build-up in accounts receivable and inventories by increasing accounts payable and accrued expenses.

Cash flows from investing activities

Net cash flows used in investing activities for 2006 totaled $2,745 and consisted primarily of $8,650 in capital expenditures that were partly offset by $1,950 from the sale of marketable securities and $3,665 in cash provided by discontinued operations that related to proceeds from  the sale of the Spin Forge real estate purchase option and the sale of the Spin Forge leased assets.

Net cash flows used in investing activities for 2005 totaled $3,494 and consisted primarily of $2,848 in capital expenditures and $1,950 for investment in marketable securities that were partially offset by a $1,016 payment received on a portion of the outstanding receivable relating to the Spin Forge divestiture.

Net cash flows used in investing activities for 2004 totaled $419 and consisted primarily of $1,138 in capital expenditures that was partially offset by a $580 reduction in the promissory note receivable relating to the 2003 sale of the PMP Division, the release of $190 in restricted cash from bond proceeds and investing activities of discontinued operations of $45.

Cash flows from financing activities

Net cash flows used in financing activities for 2006 totaled $2,178.  Significant uses of cash for financing activities included payment of annual dividends of $1,766, a $364 principal payment on a term loan with French bank, and final principal payments on the industrial development revenue bond in the amount of $1,720, including $1,630 that was redeemed in advance of scheduled maturity dates.  Sources of cash flow from financing activities included $585 in net proceeds from the issuance of common stock relating to the exercise of stock options and $1,154 for tax benefits related to stock option exercises.

Net cash flows used in financing activities for 2005 totaled $4,662.  Significant uses of cash for financing activities included net repayments on bank lines of credit if $3,216, payment of annual dividends of $1,155, final principal payments on the SNPE term loan of $667, industrial development revenue bond principal payments of $790, and an annual principal payment of $361 on a term loan with a French bank.  Sources of cash flow from financing activities included $1,555 in net proceeds from the issuance of common stock relating to the exercise of stock options and employee stock purchases under our employee stock purchase plan.

Net cash flows used in financing activities for 2004 totaled $897.  Significant uses of cash for financing activities included related party debt repayments of $1,333 to SNPE, industrial development revenue bond principal payments of $1,120, related party lines of credit repayment of $624 to Groupe SNPE, and an annual principal payment on our term loan with a French bank of $360.  These payments were partially offset by a net increase of $1,915 in bank lines of credit borrowings and $889 in net proceeds from the issuance of common stock relating to the exercise of stock options and employee stock purchases under our employee stock purchase plan.

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

Asset impairments

We review our long-lived assets and held and used by us for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, we estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

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

The entire amount of goodwill, which had a carrying value of $847 on our balance sheet as of December 31, 2006, relates to our  Explosives Metalworking segment.  Based on the analysis performed in the fourth quarter of 2006, no impairment was recorded to the carrying value of goodwill.

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

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No.  109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements but not our tax returns.  Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We routinely evaluate deferred tax assets to determine if they will more likely than not be recovered from future projected taxable income and, if not, we record an appropriate valuation allowance.

During 2005, we completed an analysis of prior year tax credits and related items.  As a result of the analysis, we filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded in our books and records.  In assessing these additional losses and credits, we determined that the utilization of a portion of these did not meet the more likely than not criteria, due to potential changes in the states in which we have income tax nexus.  Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.  As of December 31, 2006, the balance of this allowance is $175.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the fair value of stock options at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

Off Balance Sheet Arrangements

We have no obligations, assets or liabilities other than those appearing or disclosed in our financial statements forming part of this annual report; no trading activities involving non-exchange traded contracts accounted for at fair value; and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

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

As of December 31, 2006
(Dollars in Thousands)

Term-loan with French bank — variable rate	$765
Interest rate	4.02%

The functional currencies for the foreign operations of Nobelclad and Nitro Metall are the Euro and the Swedish Krona, respectively. Thus, the major foreign exchange risks relate to the Euro / Swedish Krona and Euro / U.S. Dollar conversion rates. Additionally, we occasionally enter into transactions denominated in currencies other than the local currency, which exposes us to other foreign exchange risks.  Sales made in currencies other than U.S. Dollars accounted for 34%, 32% and 30% of total sales for the years ended 2006, 2005 and 2004, respectively.

ITEM 8.  Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2006 and 2005 and for the Three Years Ended
December 31, 2006, 2005 and 2004

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of Dynamic Materials Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiary at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, effective January 1, 2006, Dynamic Materials Corporation changed its method for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Dynamic Materials Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2007 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 6, 2007

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2006 AND 2005

(Dollars in Thousands)

ASSETS	2006	2005
CURRENT ASSETS:
Cash and cash equivalents	$17,886	$5,763
Restricted cash	3,059	—
Marketable securities	—	1,950
Accounts receivable, net of allowance for doubtful accounts of $260 and $301, respectively	21,549	15,576
Inventories	19,226	11,869
Prepaid expenses and other	1,419	822
Current deferred tax assets	708	572

Total current assets	63,847	36,552

PROPERTY, PLANT AND EQUIPMENT	31,963	22,635
Less - Accumulated depreciation	(11,703)	(10,063)

Property, plant and equipment, net	20,260	12,572

GOODWILL, net	847	847

DEFERRED TAX ASSETS	—	819

OTHER ASSETS, net	19	101

OTHER RECEIVABLES RELATED TO DISCONTINUED OPERATIONS	—	681

ASSETS OF DISCONTINUED OPERATIONS	—	3,739

TOTAL ASSETS	$84,973	$55,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

LIABILITIES AND STOCKHOLDERS’ EQUITY	2006	2005
CURRENT LIABILITIES:
Accounts payable	$13,572	$7,278
Accrued expenses	3,347	1,615
Accrued income taxes	1,892	979
Accrued employee compensation and benefits	3,710	2,508
Customer advances	2,394	1,885
Related party debt	—	45
Current maturities on long-term debt	382	528

Total current liabilities	25,297	14,838

LONG-TERM DEBT	382	2,221

DEFERRED TAX LIABILITIES	1,512	195

OTHER LONG-TERM LIABILITIES	202	222

LIABILITIES OF DISCONTINUED OPERATIONS	—	2,880

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	27,393	20,356

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized;11,981,999 and 11,758,920 shares issued and outstanding, respectively	599	588
Additional paid-in capital	22,166	19,778
Retained earnings	33,102	14,104
Other cumulative comprehensive income	1,713	485

Total stockholders’ equity	57,580	34,955

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$84,973	$55,311

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands, Except Share Data)

	2006	2005	2004
NET SALES	$113,472	$79,291	$54,165

COST OF PRODUCTS SOLD	71,439	55,856	40,559
Gross profit	42,033	23,435	13,606

COSTS AND EXPENSES:
General and administrative expenses	5,802	4,051	3,335
Selling expenses	6,128	3,616	3,383

Total costs and expenses	11,930	7,667	6,718

INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	30,103	15,768	6,888

OTHER INCOME (EXPENSE):
Other income (expense), net	(115)	(7)	7
Interest expense	(84)	(171)	(408)
Related party interest expense	—	(48)	(146)
Interest income	704	63	23

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	30,608	15,605	6,364

INCOME TAX PROVISION	11,341	5,233	1,961

INCOME FROM CONTINUING OPERATIONS	19,267	10,372	4,403

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1,497	—	(1,570)

NET INCOME	$20,764	$10,372	$2,833

INCOME PER SHARE - BASIC:
Continuing operations	$1.63	$0.92	$0.43
Discontinued operations	0.12	—	(0.15)

Net income	$1.75	$0.92	$0.28

INCOME PER SHARE - DILUTED:
Continuing operations	$1.58	$0.86	$0.41
Discontinued operations	0.12	—	(0.14)

Net income	$1.70	$0.86	$0.27

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	11,841,373	11,290,053	10,269,080
Diluted	12,213,075	12,086,884	10,968,090

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.10	$—

The accompanying notes are an integral part of these Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Amounts in Thousands)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period
Balances, December 31, 2003	10,178	$509	$12,174	$2,054	$847	$15,584

Shares issued for stock option exercises	424	21	815	—	—	836

Shares issued in connection with the employee stock purchase plan	39	2	51	—	—	53

Tax benefit related to stock options	—	—	311	—	—	311

Net income	—	—	—	2,833	—	2,833	2,833

Derivative valuation, net of tax of $27	—	—	—	—	43	43	43

Change in cumulative foreign currency translation adjustment	—	—	—	—	410	410	410

Balances, December 31, 2004	10,641	532	13,351	4,887	1,300	20,070	3,286

Shares issued for stock option exercises	707	35	1,447	—	—	1,482

Shares issued in connection with the employee stock purchase plan	11	1	72	—	—	73

Conversion of subordinated note	400	20	1,180	—	—	1,200

Tax benefit related to stock options	—	—	3,728	—	—	3,728

Dividends paid	—	—	—	(1,155)	—	(1,155)

Net income	—	—	—	10,372	—	10,372	10,372

Change in cumulative foreign currency translation adjustment	—	—	—	—	(815)	(815)	(815)

Balances, December 31, 2005	11,759	588	19,778	14,104	485	34,955	9,557

Shares issued for stock option exercises	168	8	492	—	—	500
Restricted stock awards	52	3	(3)	—	—	—
Shares issued in connection with the employee stock purchase plan	3	—	85	—	—	85

Tax benefit related to stock options	—	—	1,154	—	—	1,154

Stock-based compensation	—	—	660	—	—	660

Dividends paid	—	—	—	(1,766)	—	(1,766)

Net income	—	—	—	20,764	—	20,764	20,764

Change in cumulative foreign currency translation adjustment	—	—	—	—	1,228	1,228	1,228

Balances, December 31, 2006	11,982	$599	$22,166	$33,102	$1,713	$57,580	$21,992

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

(Dollars in Thousands)

	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$20,764	$10,372	$2,833
Adjustments to reconcile net income to net cash provided by operating activities -
(Income) loss from discontinued operations, net of tax	(1,497)	—	1,570
Depreciation	1,369	1,527	1,387
Amortization of capitalized debt issuance costs	50	41	79
Stock-based compensation	660	—	—
Deferred income tax provision (benefit)	2,115	(1,431)	1,181
Tax benefit related to exercise of stock options	—	3,728	311
Change in -
Restricted cash	(3,059)	—	—
Accounts receivable, net	(5,046)	(2,657)	(6,963)
Inventories	(6,424)	(4,486)	(1,993)
Prepaid expenses and other	(459)	(327)	638
Accounts payable	5,509	1,733	3,126
Customer advances	92	999	1,101
Accrued expenses and other liabilities	2,483	2,139	1,274

Net cash flows provided by continuing operations	16,557	11,638	4,544
Net cash flows used in discontinued operations	—	—	(1,434)

Net cash provided by operating activities	16,557	11,638	3,110

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(8,650)	(2,848)	(1,138)
Investment in marketable securities	—	(1,950)	—
Sale of marketable securities	1,950	—	—
Loan to related party	(1,206)	—	—
Repayment on loan to related party	1,206	—	—
Release of non-current restricted cash from bond proceeds	—	—	190
Change in other non-current assets	290	288	(6)
Payment received on other receivables related to discontinued operations	576	1,016	580
Cash flows provided by (used in) investing activities of discontinued operations	3,089	—	(45)

Net cash flows used in investing activities	(2,745)	(3,494)	(419)

The accompanying notes are an integral part of these Consolidated Financial Statements.

	2006	2005	2004
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings / (repayments) on bank lines of credit, net	—	(3,216)	1,915
Repayments on related party lines of credit, net	(48)	(75)	(624)
Payment on SNPE, Inc. term loan	—	(667)	(1,333)
Payment on industrial development revenue bond	(1,720)	(790)	(1,120)
Payment on term loan with French bank	(364)	(361)	(360)
Repayment of bank overdraft	—	—	(288)
Payment of dividends	(1,766)	(1,155)	—
Change in other long-tem liabilities	(19)	47	24
Net proceeds from issuance of common stock to employees and directors	585	1,555	889
Tax benefit related to exercise of stock options	1,154	—	—

Net cash flows used in financing activities	(2,178)	(4,662)	(897)

EFFECTS OF EXCHANGE RATES ON CASH	489	(123)	88

NET INCREASE IN CASH AND CASH EQUIVALENTS	12,123	3,359	1,882

CASH AND CASH EQUIVALENTS, beginning of the period	5,763	2,404	522

CASH AND CASH EQUIVALENTS, end of the period	$17,886	$5,763	$2,404

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$118	$279	$422
Income taxes	$9,066	$2,502	$215

NON-CASH FINANCING ACTIVITY:
Conversion of SNPE convertible subordinated note into common stock	$—	$1,200	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2006

(Dollars in Thousands, Except Per Share Data)

(1)           ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (the “Company”) was incorporated in the state of Colorado in 1971, and reincorporated in the state of Delaware during 1997, to provide products and services requiring explosive metalworking. The Company is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, France and Sweden. Customers are located throughout the world. The Company currently operates under two business segments — Explosive Metalworking, in which metals are metallurgically joined or altered by using explosives; and AMK Welding, which utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines. The Company’s wholly-owned subsidiary, Nobelclad Europe S.A. (“Nobelclad”), was acquired during 2001 from an affiliate of the Company’s former parent.

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

SNPE, Inc. Transactions

On June 14, 2000, the Company’s stockholders approved a Stock Purchase Agreement (“the Agreement”) between the Company and SNPE, Inc. (“SNPE”), a wholly owned subsidiary of SNPE S.A. (Groupe SNPE). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800 to the Company in exchange for 4,218,182 shares of the Company’s common stock at a price of $1.375 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date.  As of December 31, 2005, SNPE owned 5,926,982 shares or 50.4% of the Company’s common stock.  On May 15, 2006, in an underwritten public offering, SNPE sold all of its shares of the Company’s common stock.  Following the sale, four members of the Company’s board of directors, each of whom had represented SNPE, resigned from the board.  All transaction expenses were paid by SNPE.

(2)           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its wholly-owned subsidiary.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents and Restricted Cash

For purposes of the financial statements, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted cash relates to an advance payment received from a customer on a large contract that was secured  through a bank guarantee arrangement between the customer, Nobelclad and Nobelclad’s bank.  Under the bank guarantee, Nobelclad’s bank holds the advance payment in a trust account until final shipment of the related order and expiration of the  guarantee .  The entire order associated with the restricted cash was shipped during the fourth quarter of 2006 and the bank guarantee expires in the first quarter of 2007, at which point the restriction on the cash lapses.

Marketable securities

Marketable securities were comprised entirely of investment grade variable rate debt obligations, which were asset backed and categorized as available for sale.  Accordingly, these investments were recorded at cost, which approximated fair value due to their variable interest rates, which typically reset every 7 days.  The Company had the ability to quickly liquidate these investments despite their long-term stated contractual maturities.   As a result of the variable interest rates, the Company had no cumulative gross unrealized or realized holding gains or losses on these investments.  All income generated from these securities was recorded as interest income.

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs and factory overhead.  Inventories consist of the following at December 31, 2006 and 2005:

	2006	2005
Raw materials	$6,282	$5,767
Work-in-process	12,314	5,878
Supplies	$630	224
	19,226	$11,869

Shipping and handling costs incurred by the Company upon shipment to customers are included in cost of products sold in the accompanying Consolidated Statements of Operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions, improvements and betterments are capitalized. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (except leasehold improvements which are depreciated over the shorter of the estimated useful life or the lease term) as follows:

Building and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures and computer equipment	3-10 years
Other	7-10 years

Property, plant and equipment consist of the following at December 31, 2006 and 2005:

	2006	2005
Land	$600	$570
Building and improvements	8,707	8,032
Manufacturing equipment and tooling	12,210	10,901
Furniture, fixtures and computer equipment	3,069	2,776
Other	518	267
Construction in process	6,859	89
	$31,963	$22,635

Asset Impairments

The Company reviews its long-lived assets to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

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

Customer Advances

On occasion, the Company requires customers to make advance payments prior to the shipment of the related orders in order to keep customers at acceptable credit limit levels.   As of December 31, 2006 and 2005, customer advances totaled $2,394 and $1,885, respectively, and consist of advance payments from several customers.

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

Net Income Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the year ended December 31, 2006
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$20,764	11,841,373	$1.75

Dilutive effect of options to purchase common stock	—	371,408
Dilutive effect of restricted stock awards	—	294

Dilutive earnings per share:
Net income	$20,764	12,213,075	$1.70

	For the year ended December 31, 2005
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$10,372	11,290,053	$0.92

Dilutive effect of options to purchase common stock	—	622,584
Dilutive effect of convertible subordinated note, net of tax	23	174,247

Dilutive earnings per share:
Net income	$10,395	12,086,884	$0.86

	For the year ended December 31, 2004
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$2,833	10,269,080	$0.28

Dilutive effect of options to purchase common stock	—	299,010
Dilutive effect of convertible subordinated note, net of tax	50	400,000

Dilutive earnings per share:
Net income	$2,883	10,968,090	$0.27

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

Related Party Transactions

The Company had a sales commission agreement with Clad Metal Products, Inc, which is 100% owned by an executive officer of the Company. Under this agreement, which was terminated in 2005, the Company paid Clad Metal Products, Inc. 20% of the commissions that it earned on sales of certain non-explosion clad products. During the years ended December 31, 2005 and 2004, the Company paid commissions of $13 and $7, respectively related to this agreement.

Nobelclad purchases explosives used in its cladding operation from Nobel Explosifs France, which was a wholly owned subsidiary of Groupe SNPE, the parent company of SNPE who is the Company’s former majority stockholder.  For the period ended May 15, 2006 and the years ended December 31, 2005 and 2004, these purchases totaled $406, $820, and $739, respectively.  Accounts payable as of December 31, 2005 total $229 relating to these purchases.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, the Company does not require collateral to secure receivables. At December 31, 2006 the Company has no significant financial instruments with off-balance sheet risk of accounting losses, such as options contracts or other foreign currency hedging arrangements.

Other Cumulative Comprehensive Income

Other cumulative comprehensive income as of December 31, 2006, 2005 and 2004 consisted entirely of currency translation adjustment.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  This interpretation is effective for fiscal years beginning after December 15, 2006.  The Company has not yet determined the impact that this interpretation will have on its results ofoperations or financial position.

Reclassifications

Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform with the 2006 presentation.

(3)           DEBT

Long-term debt consists of the following at December 31, 2006 and 2005:

	2006	2005
Term loan - French bank	$764	$1,029
Industrial development revenue bonds	—	1,720

	764	2,749
Less current maturities	(382)	(528)

Long-term debt	$382	$2,221

Bank Lines of Credit

The Company has a $10,000 credit facility with Wells Fargo Bank, National Association (“the Bank”) which expires on June 30, 2008.  The credit facility allows for Euro-denominated advances up to a $2,000 equivalent.  Dollar-denominated advances bear interest at either the Bank’s prime rate less 0.5% (7.25% as of December 31, 2006) or LIBOR plus 2% (the rate selection is at the Company’s option subject to certain conditions).  Euro-denominated advances bear interest at EURIBOR plus 2% (5.62% as of December 31, 2006).  Borrowings on the credit facility are secured by accounts receivable, inventory and any equipment acquired after the date of the agreement.  There were no borrowings outstanding on the credit facility as of December 31, 2006.

In addition, the Company maintains a 4,000 Swedish Krona line of credit ($584 based upon the December 31, 2006 exchange rate) with a Swedish bank for its Nitro Metall operations..  As of December 31, 2006, there were no outstanding borrowings under this line of credit.  Borrowings under the line of credit are secured by real estate used in Nitro Metall’s operations.  This line of credit carries an interest rate equal to the basic rate stipulated by the Central Bank of Sweden (“Repo Rate”), which was 3.0% as of December 31, 2006.  Consistent with previous years, the line of credit expired on December 31, 2006 and was renewed on January 1, 2007 for additional 1 year term.

SNPE S.A. Line of Credit

The Company’s subsidiary, Nobelclad, had a line of credit or “cash agreement” with Groupe SNPE that provided for up to 2 million Euros in cash advances to meet the working capital needs of Nobelclad.  Amounts outstanding under this agreement bore interest at EURIBOR plus 1.5%.  The agreement automatically terminated when Groupe SNPE lost its indirect control of Nobelclad which occurred when SNPE sold off its shares of the Company’s common stock.  The line of credit had an outstanding balance of 38 Euros ($45 based upon the December 31, 2005 exchange rate) as of December 31, 2005, which was repaid prior to May 15, 2006.

Term Loan — French Bank

In June 2001, Nobelclad obtained a term loan from a French bank that provides for borrowings of 1,448 Euros ($1,912 based upon the December 31, 2006 exchange rate), of which 579 Euros ($764) was outstanding as of December 31, 2006.  Borrowings under the term loan bear interest at EURIBOR plus 0.4%.  The interest rate on outstanding borrowings as of December 31, 2006 was 4.02%.  Beginning on June 21, 2004 and on each anniversary date thereafter until final maturity on June 21, 2008, principal payments of 290 Euros are required.

Industrial Development Revenue Bonds

During September 1998, the Company began construction on a new manufacturing facility in Fayette County, Pennsylvania. This project was financed with proceeds from industrial development revenue bonds issued by the Fayette County Industrial Development Authority. The loan bore interest at a variable rate. Principal payments, which varied in amount, were paid on a quarterly basis throughout the life of the bonds.  On September 1, 2006, the Company exercised its rights for early redemption of the industrial development revenue bonds, which had a then outstanding principal balance of $1,630.  The interest rate at September 1, 2006 was 3.55%.

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of December 31, 2006, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Scheduled Debt Maturity

The Company’s long-term debt matures as follows:

Year ended December 31-
2007	$382
2008	382
$764

(4)       STOCK OWNERSHIP AND BENEFIT PLANS

Through its 1997 Equity Incentive Plan (“1997 Plan”), the Company had provided for grants of both incentive stock options and non-statutory stock options. On September 21, 2006, the Company’s stockholders approved, and the Company adopted, the 2006 Stock Incentive Plan (“2006 Plan”).  Upon the adoption of the 2006 Plan, the 1997 Plan was terminated with respect to new grants of stock options; however, all unexercised options previously granted under the 1997 Plan remain outstanding.  The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards.  There are a total of 942,500 shares available for grant under the 2006 Plan (which includes 92,500 rolled over from the 1997 Plan).  As of December 31, 2006, the only awards granted under the 2006 Plan were 52,250 shares of restricted stock leaving 890,250 shares available for future grant.

Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation (“SFAS 123”).  Accordingly, no stock-based compensation expense was recognized in the Consolidated Statements of Operations for the full year 2005 and 2004 because the options granted under the Company’s stock-based compensation plan had exercise prices equal to the market value of the underlying common stock on the date of grant.  Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”) using the modified prospective transition method.  Under the transition method, compensation cost recognized in the full year 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS 123R requires tax benefits resulting from deductions in excess of the compensation cost recognized for those options (“excess tax benefits”) to be classified as financing cash flows.  The $1,154 excess tax benefit classified as a financing cash inflow in the

Consolidated Statements of Cash Flows for the year ended December 31, 2006 would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations as a result of adopting SFAS 123R on January 1, 2006, and the related decrease in pretax income and net income and earnings per share compared to what it would have reported had it continued to account for stock-based compensation under APB 25:

2006
Cost of products sold	$71
General and administrative expense	493
Selling expense	96

Stock-based compensation expense before income taxes	660
Income tax benefit	(148)

Stock-based compensation expense,
net of income taxes	$512

Earnings per share:
Basic- income before income taxes	$0.06
Basic - net income	$0.04
Diluted - income before income taxes	$0.05
Diluted - net income	$0.04

The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the years ended December 31, 2005 and 2004.  For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options’ vesting periods.  The following assumptions were used in the options pricing model for the year ended December 31, 2005: a risk free interest rate of 3.7%; an expected volatility factor of 91.1%; an expected dividend yield of 0.5%; and an expected life of 4 years.  The following assumptions were used in the options pricing model for the year ended December 31, 2004: a risk free interest rate of 3.1%; an expected volatility factor of 79.0%; an expected dividend yield of 0.0%; and an expected life of 4 years.

	2005	2004

Net income-as reported	$10,372	$2,833
Deduct stock-based compensation expense determined under fair value method, net of related tax effects	(481)	(250)

Pro forma net income	$9,891	$2,583

Earnings per share:
Basic-as reported	$0.92	$0.28
Basic-pro forma	$0.88	$0.25
Diluted-as reported	$0.86	$0.27
Diluted-pro forma	$0.82	$0.24

The Company’s stock-based compensation expense relates to stock option grants, restricted stock awards and stock issued under the Employee Stock Purchase Plan .

Stock Options:  Under the 1997 Plan, incentive stock options were granted at exercise prices that equaled the fair market value of the stock at the date of grant based upon the closing sales price of the Company’s common stock on that date. Incentive stock options generally vested 25% annually and expired ten years from the date of grant. Non-statutory stock options were generally granted at exercise prices that equaled the fair market value of the stock at the date of grant. These options vested over periods ranging from one to four years and had expiration dates ten years from the date of grant.  As of December 31, 2006, no options have been granted under the 2006 plan.

The fair value for the single option granted since January 1, 2006 was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 4.35%; an expected volatility factor of 86.6%; an expected dividend yield of .375%; and an expected life of 4 years.  The computation of expected volatility is based on historical volatility from the past four years, based on the current expected life of outstanding options.  The computation of expected life is based on historical exercise patterns.  The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant.  The fair value of the options granted during the year ended December 31, 2006 was $22.30 per underlying share.  Each grant is valued as a single award and compensation expense is recognized on a straight-line basis over the vesting period.  In accordance with the modified prospective transition method, results for prior periods have not been restated.

A summary of stock option activity for the years ended December 31, 2006, 2005 and 2004 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Balance at December 31, 2003	1,408,496	$1.92
Granted	153,672	1.58
Exercised	(423,746)	1.98
Cancelled	(85,500)	1.34

Balance at December 31, 2004	1,052,922	$1.89
Granted	246,754	9.39
Exercised	(707,250)	2.10
Cancelled	(4,000)	4.87

Balance at December 31, 2005	588,426	$4.77
Granted	20,000	35.21
Exercised	(167,400)	2.99
Cancelled	(74,426)	12.08

Balance at December 31, 2006	366,600	$5.76	7.42	$8,331

Exercisable at December 31, 2006	163,350	$4.34	7.00	$3,881

The intrinsic value of options exercised for the years ended December 31, 2006, 2005 and 2004 was $5,141, $11,256 and $1,444, respectively.  As of December 31, 2006, there was $649 of total unrecognized stock-based compensation cost related to unvested stock options.  The cost is expected to be recognized over a weighted average period of 0.98 years.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2006:

	Options Outstanding			Options Exercisable
	Number of	Weighted
	Options	Average		Number
Range of	Outstanding at	Remaining	Weighted	Exercisable at	Weighted
Exercise	December 31,	Contractual Life	Average	December 31,	Average
Prices	2006	in Years	Exercise Price	2006	Exercise Price

$ 1.13 - $1.68	170,100	6.52	$1.37	115,850	$1.41
$ 4.87 - $4.87	156,500	8.06	$4.87	27,500	$4.87
$ 20.62 - $20.62	20,000	8.42	$20.62	20,000	$20.62
$ 35.21 - $35.21	20,000	9.04	$35.21	—	$0.00

$ 1.13 - $20.62	366,600	7.42	$5.76	163,350	$4.34

Restricted Stock Awards:  Restricted stock granted to the executive officers and employees of the Company vests in one-third increments on the first, second and third anniversary of the grant.  Restricted stock granted to directors of the

Company vests on the date of the second annual meeting following the date of grant.  The fair value of the restricted stock awards is based on the fair value of the Company’s stock on the date of grant and is amortized to compensation expense over the vesting period on a straight line basis.

The only restricted stock awards outstanding as of December 31, 2006 were 52,250 shares granted under the 2006 Plan on September 21, 2006 and October 31, 2006.   These shares, none of which were vested as of December 31, 2006, had a weighted-average grant date fair value of $33.27 per share.  As of December 31, 2006, there was $1,598 of total unrecognized stock-based compensation cost related to unvested restricted stock awards.  The cost is expected to be recognized over a weighted average period of 1.75 years.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 450,000 shares of which 65,979 shares remain available for future purchases. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 3,429, 10,794 and 39,362 shares of the Company’s stock were purchased during the years ended December 31, 2006, 2005 and 2004, respectively.  The Company’s total stock-based compensation expense for 2006 of $660 detailed above includes $28 in compensation expense associated with the ESPP.   The pro forma net income calculation shown above reflects $35 and $25 in compensation expense associated with the ESPP for 2005 and 2004, respectively.  .

401(k) Plan

The Company offers a contributory 401(k) plan to its employees. The Company makes matching contributions equal to 100% of each employee’s contribution up to 3% and 50% of the next 2% contributed by each employee.  Total Company contributions were $217, $184 and $203 for the years ended December 31, 2006, 2005 and 2004, respectively.

(5)           INCOME TAXES

The domestic and foreign components of income before tax for the Company’s continuing operations for the years ended December 31 are summarized below:

	2006	2005	2004
Domestic	$20,638	$10,530	$5,541
Foreign	9,970	5,075	823

	$30,608	$15,605	$6,364

The components of the provision for income taxes for the Company’s continuing operations for the years ended December 31 are as follows:

	2006	2005	2004
Current - Federal	$5,341	$4,631	$198
Current - State	783	349	40
Current - Foreign	3,182	1,705	232

	9,306	6,685	470

Deferred - Federal	1,922	(1,283)	1,242
Deferred - State	121	(183)	183
Deferred - Foreign	(8)	14	66

	2,035	(1,452)	1,491

	$11,341	$5,233	$1,961

A reconciliation of the Company’s income tax provision for continuing operations computed by applying the Federal statutory income tax rate of 35% in 2006, 35% in 2005 and 34% in 2004 to income before taxes for the years ended December 31 is as follows:

	2006	2005	2004
Federal income tax at statutory rate	$10,713	$5,463	$2,164
State tax items, net	629	523	272
Effect of difference between U.S. Federal and Foreign tax rates	(217)	(119)	18
Permanent differences	245	924	(80)
Tax on foreign dividend received	634	—	—
Tax credits related to the amendment of prior year tax returns	—	(706)	(413)
Current year tax credits	(635)	(934)	—
Changes in valuation allowance	(2)	177	—
Other	(26)	(95)	—

Provision for income taxes	$11,341	$5,233	$1,961

The Company’s deferred tax assets and liabilities at December 31, 2006 and 2005 consist of the following:

	2006	2005
Deferred tax assets:
Income tax credit carryforward	$115	$2,106
State net operating loss carryforward	42	120
Inventory	32	84
Allowance for doubtful accounts	98	86
Repair reserve	44	183
Vacation and other compensation accrual	457	149
Other	177	70

Deferred tax assets	965	2,798

Deferred tax liabilities:
Depreciation and amortization	(1,129)	(1,230)
Foreign income taxable in future periods	(105)	(195)
Deferred profit	(360)	—

Deferred tax liabilities	(1,594)	(1,425)

Net deferred tax assets / (liabilities)	(629)	1,373
Valuation allowance	(175)	(177)

Net deferred tax assets / (liabilities)	$(804)	$1,196

Net current deferred tax assets	$708	$572
Net long-term deferred tax assets / (liabilities)	(1,512)	624

Net deferred tax assets / (liabilities)	$(804)	$1,196

As a result of stock option activity in 2006, 2005 and 2004, the Company recorded tax benefits of $1,154, $3,728 and $311, respectively, directly to additional paid in capital.  Thus, these tax benefits, which reduce taxes currently payable, are not reflected in the current income tax provision for those years.

During the year ended December 31, 2005, the Company completed an analysis of prior year tax credits and related items.  As a result of the analysis, the Company filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts the Company had previously recorded on its books and records.  In assessing these additional losses and credits, the Company determined that the utilization of a portion of these was not probable, due to potential changes in the states in which the Company has income tax nexus.  Thus, the Company recorded a net valuation allowance of approximately $177 against the deferred tax assets during the year ended December 31, 2005.  As of December 31, 2006, the balance of this valuation allowance is $175.

As of December 31, 2006 and 2005, income considered to be permanently reinvested in non-U. S. subsidiaries totaled approximately $11,284 and $5,407, respectively.  Deferred income taxes have not been provided on this undistributed income, as the Company does not plan to initiate any action that would require the payment of U. S. income taxes on these earnings.  It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.  As a result of providing current Federal and state income taxes on the remaining undistributed foreign earnings as of December 31, 2006 and 2005, $105 and $904 are included in permanent differences reported in the above income tax rate reconciliations for 2006 and 2005, respectively.  For 2005, a related foreign tax credit of $904 was reflected in the current year tax credits in the above income tax rate reconciliation and in the income tax credit carryforward in the above schedule of deferred tax assets and liabilities as of December 31, 2005.  As of December 31, 2006, the net liability is reflected in deferred tax liabilities.

The components of the income tax credit carryforward as of December 31, 2006 are foreign tax credits of $397 (which, if unused, expire between 2012 and 2016) and research related state tax credits of $107 (which expire beginning in 2013), net of reserves of $389 against prior research related federal and state credits.  The components of the income tax credit carryforward as of December 31, 2005 are $904 of foreign tax credits noted above, additional foreign tax credits of $365 (which, if unused, expire in 2012 and 2013), research related tax credits of $701 (which expire beginning in 2013), and alterative minimum tax credits of $136 (with no statutory expiration).

As of December 31, 2006, the Company has state net operating loss carryforwards of approximately $812.  Portions of these carryforwards, if unused, will expire beginning at the end of 2010 with the last portion due to expire in 2023.

(6)           BUSINESS SEGMENTS

The Company is organized in the following two segments:  the Explosive Metalworking segment and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.

Segment information is presented for the years ended December 31, 2006, 2005 and 2004 as follows:

	Explosive
	Metalworking	AMK
	Group	Welding	Total
As of and for the year ended December 31, 2006:
Net sales	$108,362	$5,110	$113,472
Depreciation	$1,150	$219	$1,369
Income from operations of continuing operations	$29,605	$1,158	$30,763
Unallocated amounts:
Stock-based compensation			(660)
Other expense			(115)
Interest expense			(84)
Interest income			704

Consolidated income before income taxes			$30,608

Segment assets	$57,271	$4,618	$61,889
Assets not allocated to segments:
Cash and cash equivalents			17,886
Restricted cash			3,059
Prepaid expenses and other assets			1,431
Current deferred tax assets			708

Consolidated total assets			$84,973

Capital expenditures	$7,342	$1,308	$8,650

	Explosive
	Metalworking	AMK
	Group	Welding	Total
As of and for the year ended December 31, 2005:
Net sales	$75,582	$3,709	$79,291
Depreciation	$1,328	$199	$1,527
Income from operations of continuing operations	$15,160	$608	$15,768
Unallocated amounts:
Other expense			(7)
Interest expense			(219)
Interest income			63

Consolidated income before income taxes			$15,605

Segment assets	$37,940	$2,949	$40,889
Assets not allocated to segments:
Cash and cash equivalents			5,763
Marketable securities			1,950
Prepaid expenses and other assets			898
Current deferred tax assets			572
Deferred tax assets			819
Other receivables related to discontinued operations			681
Assets of discontinued operations			3,739

Consolidated total assets			$55,311

Capital expenditures	$2,217	$631	$2,848

	Explosive
	Metalworking	AMK
	Group	Welding	Total
As of and for the year ended December 31, 2004:
Net sales	$51,375	$2,790	$54,165
Depreciation	$1,138	$249	$1,387
Income from operations of continuing operations	$6,609	$279	$6,888
Unallocated amounts:
Other income			7
Interest expense			(554)
Interest income			23

Consolidated income before income taxes			$6,364

Segment assets	$32,459	$2,211	$34,670
Assets not allocated to segments:
Cash and cash equivalents			2,404
Prepaid expenses and other assets			655
Current deferred tax assets			436
Other receivables related to discontinued operations			1,696
Assets of discontinued operations			3,892

Consolidated total assets			$43, 753

Capital expenditures	$1,004	$134	$1,138

The geographic location of the Company’s property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2006	2005	2004
United States	$16,242	$9,387	$8,721
France	3,298	2,751	2,755
Sweden	720	434	368

Total	$20,260	$12,572	$11,844

All of the Company’s sales are shipped from the manufacturing locations located in the United States, France and Sweden. The following represents the Company’s net sales based on the geographic location of the customer:

	For the years ended December 31,
	2006	2005	2004
United States	$56,395	$32,126	$24,527
Russia	11,137	838	253
Canada	10,787	7,562	4,924
France	4,791	2,417	1,662
India	3,764	140	71
Italy	3,466	2,208	2,236
South Korea	3,080	7,771	409
Belgium	2,546	2,495	2,591
Spain	2,465	5,369	957
Germany	2,265	939	1,978
Netherlands	1,967	2,757	1,218
China	1,055	3,368	310
Malaysia	358	5,148	83
Australia	235	1,940	5,454
Other foreign countries	9,161	4,213	7,492

Total	$113,472	$79,291	$54,165

During the years ended December 31, 2006, 2005 and 2004, no one customer accounted for more than 10% of total net sales.

(7)           COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, storage space, vehicles and other equipment under various operating lease agreements. Future minimum rental commitments under non-cancelable operating leases are as follows:

Year ended December 31-
2007	$342
2008	313
2009	301
2010	184
2011	69
Thereafter	109

$1,318

Total rental expense included in operations was $596, $603 and $529 for the years ended December 31, 2006, 2005 and 2004, respectively.

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company’s evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

(8)       DISCONTINUED OPERATIONS

On September 17, 2004, DMC completed the divestiture of its Spin Forge division under an agreement that involved subleasing the Spin Forge real estate and leasing the manufacturing equipment and tooling to a third party.  Under the master agreement relating to this divestiture transaction, the Company sold all inventory, books and records, intangible personal property, business information and technology, customer contracts, and licenses and permits relating to the Spin Forge business to this third party for a sales price of approximately $1,700.  The third party also assumed full responsibility for Spin Forge business activities and operating expenses.  Despite the fact that the Company retained ownership of the equipment and continued to carry a capital lease asset of $2,880 on its books, the Company concluded that the Spin Forge divestiture transaction qualified for treatment as discontinued operations since the Company had completely exited the Spin Forge operating business and had no intent to ever again operate any of the leased assets.  In December 2006, the third party purchaser of the Spin Forge business purchased the majority of these leased assets while the remainder of the leased assets was liquidated by the Company.  This transaction resulted in a pretax gain of $228, which was recorded as discontinued operations in the fourth quarter of 2006.   The Company had received rent of $23 per month on these leased assets until the date of their sale.

On January 10, 2006, the Company sold its purchase option on the Spin Forge real estate to the property owner for $2,300.  The completion of this transaction resulted in a pretax gain of $2,197, which was recorded as discontinued operations in the first quarter of 2006.  In connection with the sale of the purchase option, the underlying lease agreement was terminated.  Accordingly, the capital lease asset of $2,880 and the related lease obligation of the same amount was removed from the Company’s balance sheet in the first quarter of 2006.

Assets of discontinued operations were comprised of the following as of December 31, 2005:

Leased manufacturing equipment	$859
Capital lease asset - real estate	2,880

Total assets of discontinued operations	$3,739

As part of the September 17, 2004 divestiture of Spin Forge, the Company sold inventory totaling $1,697 and the sale of this inventory was reflected in other receivables.    As of December 31, 2005, the remaining receivable totaled $681 and was classified as long-term.  This receivable was repaid in December 2006.

Operating results of the discontinued operation for the years ended December 31, 2006, 2005 and 2004 are summarized as follows:

	For the years ended December 31,
	2006	2005	2004
Net sales	$—	$—	$1,790

Loss from discontinued operations	$—	$—	$(1,284)
Related income tax benefit (expense)	—	—	501
Loss from discontinued operations, net of tax	$—	$—	$(783)

Gain (loss) on sale of discontinued operations	$2,425	$—	$(1,290)
Related income tax benefit	(928)	—	503
Gain (loss) on sale of discontinued operations, net of tax	$1,497	$—	$(787)

ITEM 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2006.

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

Management’s Report on Internal Control over Financial Reporting

The management of Dynamic Materials Corporation (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2006 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, management concluded that DMC’s internal control over financial reporting was effective as of December 31, 2006.

Management’s assessment of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ Yvon Pierre Cariou
Yvon Pierre Cariou
President and Chief Executive Officer
March 8, 2007

/s/ Richard A. Santa
Richard A. Santa
Vice President Chief Financial Officer
March 8, 2007

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Dynamic Materials Corporation (the “Company) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynamic Materials Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Dynamic Materials Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Dynamic Materials Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 6, 2007 expressed an unqualified opinion thereon.

 /s/ Ernst & Young LLP

Denver, Colorado

March 6, 2007

ITEM 9B.               Other Information

Not applicable.

PART III

ITEM 10.                                              Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our 2007 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

ITEM 11.               Executive Compensation

Item 11 incorporates information by reference to our 2007 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

ITEM 12.                                              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our 2007 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

ITEM 13.               Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our 2007 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

ITEM 14.               Principal Accountant Fees and Services

Item 14 incorporates information by reference to our 2007 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2006.

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

10.30	First Amendment to Credit Agreement dated as of March 31, 2006 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on April 5, 2006)
10.31	Dynamic Materials Corporation 2006 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 2, 2006)
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Letter from DMC to the SEC regarding the Company’s Auditors (incorporated by reference to the Company’s Form 10-K filed with the Commission on March 26, 2002).

(c)           Financial Statement Schedules

See Schedule II beginning on page 73 of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dynamic Materials Corporation

March 8, 2007
	By:	/s/ Richard A. Santa
Richard A. Santa
Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yvon Pierre Cariou	President and Chief Executive Officer	March 8, 2007
Yvon Pierre Cariou	(Principal Executive Officer)

/s/ Richard A. Santa	Vice President and Chief Financial Officer	March 8, 2007
Richard A. Santa	(Principal Financial and Accounting Officer)

/s/ John G. Banker	Vice President, Marketing & Sales, Clad Metal Division	March 8, 2007
John G. Banker	(Executive Officer)

/s/ Dean K. Allen	Chairman and Director	March 8, 2007
Dean K. Allen

/s/ Bernard Hueber	Director	March 8, 2007
Bernard Hueber

/s/ Gerard Munera	Director	March 8, 2007
Gerard Munera

DYNAMIC MATERIALS CORPORATION

INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2006

Report of Independent Registered Public Accounting Firm
Schedule II (a)
Schedule II (b)
Schedule II (c)

Report of Independent Registered Public Accounting Firm

To the Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the consolidated financial statements of Dynamic Materials Corporation and subsidiary as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated March 6, 2007 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Form 10-K. These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these schedules based on our audits.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado

March 6, 2007

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income	Accounts receivable written off	Other Adjustments	Balance at end of period
Year ended -

December 31, 2004	$217	$85	$(22)	$—	$280

December 31, 2005	$280	$49	$(28)	$—	$301

December 31, 2006	$301	$42	$(7)	$(76)	$260

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

WARRANTY RESERVE

	Balance at beginning of period	Additions charged to income	Repairs allowed	Balance at end of period
Year ended -

December 31, 2004	$150	$30	$(39)	$141

December 31, 2005	$141	$498	$(118)	$521

December 31, 2006	$521	$—	$(406)	$115

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

INVENTORY RESERVE

	Balance at beginning of period	Additions charged to income	Inventory write-offs	Balance at end of period
Year ended -

December 31, 2004	$57	$170	$(57)	$170

December 31, 2005	$170	$158	$(163)	$165

December 31, 2006	$165	$218	$(103)	$280