Form 10-Q
period 2007-03-31
DYNAMIC MATERIALS CORP
filed 2007-04-27
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

The number of shares of Common Stock outstanding was 12,097,499 as of April 20, 2007.

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

INDEX

PART I - FINANCIAL INFORMATION

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

ASSETS	March 31,	December 31,
	2007	2006
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$19,779	$17,886
Restricted cash	—	3,059
Accounts receivable, net of allowance for doubtful accounts of $368 and $260, respectively	20,999	21,549
Inventories	21,723	19,226
Prepaid expenses and other	1,413	1,419
Current deferred tax assets	701	708

Total current assets	64,615	63,847

PROPERTY, PLANT AND EQUIPMENT	35,253	31,963
Less - Accumulated depreciation	(12,108)	(11,703)

Property, plant and equipment, net	23,145	20,260

GOODWILL, net	847	847

OTHER ASSETS, net	15	19

TOTAL ASSETS	$88,622	$84,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS’ EQUITY	March 31,	December 31,
	2007	2006
	(unaudited)

CURRENT LIABILITIES:
Accounts payable	$11,552	$13,572
Accrued expenses	2,179	3,347
Accrued income taxes	3,909	1,892
Accrued employee compensation and benefits	3,156	3,710
Customer advances	2,369	2,394
Current maturities on long-term debt	386	382

Total current liabilities	23,551	25,297

LONG-TERM DEBT	386	382

DEFERRED TAX LIABILITIES	1,451	1,512

OTHER LONG-TERM LIABILITIES	209	202

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	25,597	27,393

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 15,000,000 shares authorized; 12,093,999 and 11,981,999 shares issued and outstanding, respectively	605	599
Additional paid-in capital	22,662	22,166
Retained earnings	37,984	33,102
Other cumulative comprehensive income	1,774	1,713

Total stockholders’ equity	63,025	57,580

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$88,622	$84,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in Thousands, Except Share Data)
(unaudited)

	Three months ended
	March 31,
	2007	2006
NET SALES	$33,094	$25,175

COST OF PRODUCTS SOLD	22,243	15,894

Gross profit	10,851	9,281

COSTS AND EXPENSES:
General and administrative expenses	1,662	1,527
Selling expenses	1,647	1,324

Total costs and expenses	3,309	2,851

INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	7,542	6,430

OTHER INCOME (EXPENSE):
Interest income, net	188	94
Other income (expense), net	(7)	(6)

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	7,723	6,518

INCOME TAX PROVISION	2,841	2,379

INCOME FROM CONTINUING OPERATIONS	4,882	4,139

INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	1,357

NET INCOME	$4,882	$5,496

INCOME PER SHARE - BASIC:
Continuing operations	$0.41	$0.35
Discontinued operations	—	0.12

Net income	$0.41	$0.47

INCOME PER SHARE - DILUTED:
Continuing operations	$0.40	$0.34
Discontinued operations	—	0.11

Net income	$0.40	$0.45

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING -
Basic	12,009,577	11,768,098
Diluted	12,222,601	12,217,547

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$—	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(Amounts in Thousands)
(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period
Balances, December 31, 2006	11,982	$599	$22,166	$33,102	$1,713	$57,580

Shares issued for stock option exercises	112	6	272	—	—	278

Stock-based compensation	—	—	224	—	—	224

Net income	—	—	—	4,882	—	4,882	4,882

Change in cumulative foreign currency translation adjustment	—	—	—	—	61	61	61

Balances, March 31, 2007	12,094	$605	$22,662	$37,984	$1,774	$63,025	$4,943

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in Thousands)
(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,882	$5,496
Adjustments to reconcile net income to net cash provided by operating activities -
Income from discontinued operations, net of tax	—	(1,357)
Depreciation	395	317
Amortization of capitalized debt issuance costs	—	7
Stock-based compensation	224	336
Deferred income tax provision (benefit)	(46)	320
Change in -
Restricted cash	3,059	—
Accounts receivable, net	553	689
Inventories	(2,487)	(531)
Prepaid expenses and other	6	(803)
Accounts payable	(2,011)	120
Customer advances	46	124
Accrued expenses and other liabilities	212	1,775

Net cash provided by operating activities	4,833	6,493

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,257)	(469)
Sale of marketable securities	—	1,950
Loan to related party	—	(1,206)
Change in other non-current assets	—	79
Payment received on other receivables related to discontinued operations	—	3
Cash flows provided by investing activities of discontinued operations	—	2,197
Net cash flows provided by (used in) investing activities	(3,257)	2,554

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(Dollars in Thousands)
(unaudited)

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on related party lines of credit, net	—	(45)
Payment on industrial development revenue bond	—	(45)
Payment of dividends	—	(1,766)
Change in other long-tem liabilities	5	7
Net proceeds from issuance of common stock to employees and directors	278	74
Tax benefit related to exercise of stock options	—	54

Net cash flows provided by (used in) financing activities	283	(1,721)

EFFECTS OF EXCHANGE RATES ON CASH	34	25

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,893	7,351

CASH AND CASH EQUIVALENTS, beginning of the period	17,886	5,763

CASH AND CASH EQUIVALENTS, end of the period	$19,779	$13,114

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Data)

(unaudited)

1.      BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

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

Loan to Related Party

Nobelclad Europe, S.A. (“Nobelclad”) had a Euro-denominated cash management agreement with SNPE, the parent company of SNPE, Inc., the Company’s former majority stockholder, which provided for loans to or from either party of up to approximately $3,400, based on the December 31, 2005 exchange rates. Amounts outstanding under this agreement bore interest at EURIBOR plus 1.5% annually. Due to Nobelclad’s excess cash position during the first quarter of 2006, it began advancing cash to SNPE through this intercompany cash agreement. At March 31, 2006, these advances to SNPE totaled 1,003 Euros ($1,211). The interest rate earned on these advances exceeded the interest rate that Nobelclad could earn on excess cash and cash equivalents held at its local bank. The agreement allowed Nobelclad to request repayment on the advances at any time. The balance outstanding at March 31, 2006 was repaid in full in April 2006 and the agreement was terminated upon the sale of our common stock by SNPE.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential dilutive effects of dilutive securities.  The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended March 31, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$4,882	12,009,577	$0.41

Dilutive effect of options to purchase common stock	—	209,141
Dilutive effect of restricted stock awards	—	3,883

Dilutive earnings per share:
Net income	$4,882	12,222,601	$0.40

	For the three months ended March 31, 2006
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$5,496	11,768,098	$0.47

Dilutive effect of options to purchase common stock	—	449,449

Dilutive earnings per share:
Net income	$5,496	12,217,547	$0.45

3.      INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, on January 1, 2007.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  On the adoption date of January 1, 2007, the Company had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At March 31, 2007, the balance of unrecognized tax benefits remains at $394, and primarily relates to uncertain U.S. Federal tax positions. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months following the date of adoption of FIN 48.

The Company recognizes interest and penalties related to uncertain tax positions in operating expense.  As of March 31, 2007, the Company’s accrual for interest and penalties related to uncertain tax positions is insignificant.

The Company’s U.S. Federal tax returns for the tax years 2003-2006 remain open to examination while most of the Company’s state tax returns remain open to examination for the tax years 2002-2006.  The Company’s foreign tax returns remain open to examination for the tax years 2003-2006 in France and 2001-2006 in Sweden.

4.      INVENTORY

The components of inventory are as follows at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(unaudited)
Raw materials	$7,353	$6,282
Work-in-process	13,625	12,314
Supplies	745	630
	$21,723	$19,226

5.      DEBT

Long-term debt consists of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
	(unaudited)
Term loan - French bank	$772	$764
Less current maturities	(386)	(382)
Long-term debt	$386	$382

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of March 31, 2007, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

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

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.  Segment information is presented for the three months ended March 31, 2007 and 2006 as follows:

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended March 31, 2007:
Net sales	$31,495	$1,599	$33,094
Depreciation	$335	$60	$395
Income from operations of continuing operations	$7,502	$264	$7,766
Unallocated amounts:
Stock-based compensation			(224)
Interest income, net			188
Other expense			(7)
Consolidated income before income taxes			$7,723

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended March 31, 2006:
Net sales	$24,176	$999	$25,175
Depreciation	$262	$55	$317
Income from operations of continuing operations	$6,658	$108	$6,766
Unallocated amounts:
Stock-based compensation			(336)
Interest income, net			94
Other expense			(6)
Consolidated income before income taxes			$6,518

During the three months ended March 31, 2007, sales to one customer represented approximately $5,417 (16%) of total net sales.  During the three months ended March 31, 2006, sales to one customer represented approximately $3,665 (15%) of total net sales.

7.               COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months ended March 31, 2007 and 2006 was as follows:

	Three Months Ended
	March 31,
	2007	2006
Net income for the period	$4,882	$5,496
Foreign currency translation adjustment	61	140
Comprehensive income	$4,943	$5,636

As of March 31, 2007 and December 31, 2006 other cumulative comprehensive income of $1,774 and $1,713, respectively, consists entirely of cumulative foreign currency translation adjustment.

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

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2006.

Unless stated otherwise, all dollar figures in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into two segments:  Explosive Metalworking and AMK Welding.  For the three months ended March 31, 2007, Explosive Metalworking accounted for 95% of our net sales and 97% of our income from operations of continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.

For the three months ended March 31, 2007, net sales increased by $7,919 (31.5%) compared to the first three months of 2006, reflecting year-to-year net sales increases of $7,319 (30.3%) and $600 (60.1%) for our Explosive Metalworking and AMK Welding segments, respectively.  Our operating income from continuing operations increased by 17.3% to $7,542 in the first three months of 2007 from $6,430 in the first three months of 2006, reflecting an $844 improvement in Explosive Metalworking’s operating income and a $156 improvement in AMK Welding’s operating income.  Income from continuing operations increased by 18.0% to $4,882 for the three months ended March 31, 2007 from $4,139 in the same period of 2006.  Our net income decreased to $4,882 in the first three months of 2007 from $5,496 in the first three months of 2006.  For the three months ended March 31, 2006, net income included $1,357 of income from discontinued operations, net of tax, relating to the sale of the Spin Forge real estate option as further discussed below.

Net sales

Explosive Metalworking’s net sales are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to customers that fabricate industrial equipment for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries.  While demand for our clad metal products in the United States is largely driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities account for a significant portion of total demand.  In contrast to the U.S. market, demand for our clad products in Europe and Asia is more dependent on new construction projects, such as the building of new purified terephthalic acid (“PTA”) plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum production industry.

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

Explosive Metalworking’s business is cyclical since it is linked to its customers’ end-market activity.  For example, the construction cycle for new manufacturing capacity in the chemical industry has historically been one characterized by significant amplitude.  It is driven both by global economic demand growth and capacity utilization.  As capacity starts to become tight for various chemicals and prices begin to rise, new manufacturing capacity is added in relatively large incremental amounts.  Excess capacity drives prices down and capacity utilization drops.

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

Income taxes

Our effective income tax rate increased to 36.8% for the first three months of 2007 from 36.5% for the first three months of 2006.  Income tax provisions on the earnings of Nobelclad and Nitro Metall AB (“Nitro Metall”) have been provided based upon the respective French and Swedish statutory tax rates.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 36% and 38%.

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

Our backlog with respect to the Explosive Metalworking segment decreased slightly to approximately $67.9 million at March 31, 2007 from approximately $68.8 million at December 31, 2006.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net sales

	Three Months Ended
	March 31,			Percentage
	2007	2006	Change	Change
Net sales	$33,094	$25,175	$7,919	31.5%

Net sales for the first quarter of 2007 increased 31.5% to $33,094 from $25,175 in the first quarter of 2006. Explosive Metalworking sales increased 30.3% to $31,495 in the three months ended March 31, 2007 (95% of total sales) from $24,176 in the same period of 2006 (96% of total sales).  The significant increase in Explosive Metalworking sales is principally attributable to the continued economic strength of the industries that this business segment serves.

AMK Welding contributed $1,599 to first quarter 2007 sales (5% of total sales) which represented a 60.1% increase versus sales of $999 in the first quarter of 2006 (4% of total sales).

Gross profit

	Three Months Ended
	March 31,			Percentage
	2007	2006	Change	Change
Gross profit	$10,851	$9,281	$1,570	16.9%
Consolidated gross profit margin rate	32.8%	36.9%

Gross profit increased by 16.9% to $10,851 for the three months ended March 31, 2007 from $9,281 for the three months ended March 31, 2006. Our first quarter 2007 consolidated gross profit margin rate decreased to 32.8% from 36.9% in the first quarter of 2006. The gross profit margin for Explosive Metalworking decreased from 37.4% in the first quarter of 2006 to 33.1% in the first quarter of 2007 and the gross profit margin for AMK Welding increased to 28.8% in the first quarter of 2007 from 24.9% in the first quarter of 2006.

The decreased gross margin rate for Explosive Metalworking relates primarily to changes in product mix during the first quarter of 2007 as compared that for the first quarter of 2006. AMK

Welding’s gross margin improvement relates principally to the sales increase discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses.  Gross profit margins typically fluctuate from one quarter to the next for various reasons, including changes in sales volume and product mix. Our gross margins are likely to continue to fluctuate from quarter-to-quarter.

General and administrative expenses

	Three Months Ended
	March 31,			Percentage
	2007	2006	Change	Change
General & administrative expenses	$1,662	$1,527	$135	8.8%
Percentage of net sales	5.0%	6.1%

General and administrative expenses increased by $135, or 8.8%, to $1,662 in the first quarter of 2007 from $1,527 in the first quarter of 2006.  Expense increases reflect an impact of $138 from annual salary adjustments and staffing changes, a $46 increase in accrued incentive compensation expense, a $30 increase in directors and officers’ insurance premiums and minor net increases of $91 in a number of other expense categories.  These increases were partially offset by a decrease of $170 in stock-based compensation expense.  As a percentage of net sales, general and administrative expenses decreased to 5.0% in the first quarter of 2007 from 6.1% in the first quarter of 2006.

Selling expenses

	Three Months Ended
	March 31,			Percentage
	2007	2006	Change	Change
Selling expenses	$1,647	$1,324	$323	24.4%
Percentage of net sales	5.0%	5.3%

Selling expenses, which include sales commissions of $423 in 2007 and $472 in 2006, increased by 24.4% to $1,647 in the first quarter of 2007 from $1,324 in the first quarter of 2006.  The $323 increase in selling expenses reflects an impact of $105 from annual salary adjustments and staffing changes, an increase of $81 in the provision for doubtful accounts, a $53 increase in accrued incentive compensation expense and a $31 increase in stock-based compensation expense.  As a percentage of net sales, selling expenses decreased to 5.0% in the first quarter of 2007 from 5.3% in the first quarter of 2006.

Income from operations of continuing operations

	Three Months Ended
	March 31,			Percentage
	2007	2006	Change	Change
Income from operations of continuing operations	$7,542	$6,430	$1,112	17.3%

Income from operations increased by 17.3% to $7,542 in the first quarter of 2007 from $6,430 in the first quarter of 2006.  Explosive Metalworking reported income from operations of $7,502 in the first quarter of 2007 as compared to $6,658 in the first quarter of 2006.  This 12.7%

increase is largely attributable to the 30.3% sales increase discussed above.  AMK Welding reported income from operations of $264 for the three months ended March 31, 2007 as compared to $108 for the same period of 2006.

Income from operations of continuing operations for the three months ended March 31, 2007 and 2006 includes $224 and $336, respectively, of stock-based compensation expense. This expense is not allocated to our two business segments and thus is not included in the above first quarter operating income totals for Explosive Metalworking and AMK Welding.

Interest income (expense), net

	Three Months Ended
	March 31,			Percentage
	2007	2006	Change	Change
Interest income (expense), net	$188	$94	$94	NM

Net interest income (expense) improved by $94, to a net of $188 in interest income for the first quarter 2007 from a net of $94 in interest income in the first quarter of 2006.  This change in net interest income (expense) reflects investment earnings on the large cash balances that we are currently carrying.

Income tax provision

	Three Months Ended
	March 31,			Percentage
	2007	2006	Change	Change
Income tax provision	$2,841	$2,379	$462	19.4%
Effective tax rate	36.8%	36.5%

We recorded an income tax provision of $2,841 in the first quarter of 2007 compared to $2,379 in the first quarter of 2006.  The effective tax rate increased to 36.8% in the first quarter of 2007 from 36.5% in the first quarter of 2006.  The income tax provisions for the three months ended March 31, 2007 and 2006 include $2,102 and $1,844, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.  We expect our full year 2007 effective tax rate on consolidated pre-tax income to be in the 36% to 38% range.

Income from discontinued operations

	Three Months Ended
	March 31,			Percentage
	2007	2006	Change	Change
Income from discontinued operations	$—	$1,357	$(1,357)	NA

We completed the divestiture of our Spin Forge division in September 2004.  Under the principal divestiture agreement, we sold the assets of the Spin Forge division to a third party, excluding certain equipment and real estate which were leased or subleased to the buyer.  We held a purchase option on the Spin Forge real estate that allowed us to purchase the real estate for

$2,880, a price that was below the real estate’s appraised value.  On January 10, 2006, we sold our purchase option on the Spin Forge real estate to the property owner for $2,300.  We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported in discontinued operations, net of related taxes.

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

Debt and other contractual obligations and commitments

We have a $10,000 credit facility with Wells Fargo Bank, N.A. Any restriction on the availability of borrowing under this credit facility could negatively affect our ability to meet future cash requirements. Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of March 31, 2007, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2006.

Cash flows from operating activities

Net cash flows provided by operating activities for the first quarter of 2007 totaled $4,833.  Significant sources of operating cash flow included net income of $4,882, non-cash depreciation and amortization expense of $395 and stock-based compensation of $224.  These sources of operating cash flow were partially offset by net negative changes in various components of working capital in the amount of $622.  Net negative changes in working capital included increases in inventories of $2,487 and decreases in accounts payable of $2,011.  These negative changes in working capital were largely offset by decreases in restricted cash and accounts receivable of $3,059 and $553, respectively.

Net cash flows provided by operating activities for the first quarter 2006 totaled $6,493.  Significant sources of operating cash flow included net income from continuing operations of $4,139, non-cash depreciation and amortization expense of $324, stock-based compensation of $336, $320 from provision for deferred income taxes and positive net changes in various components of working capital in the amount of $1,374.  Net positive changes in working capital included a decrease in accounts receivable of $689 and increases in accounts payable and accrued expenses and other liabilities of $120 and $1,899, respectively.  These positive changes in working capital were partially offset by an increase in inventories and prepaid expenses of $531 and $803 respectively.

Cash flows from investing activities

Net cash flows used by investing activities for the first quarter of 2007 totaled $3,257 and consisted entirely of capital expenditures.

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

Cash flows from financing activities

Net cash flows provided by financing activities for the first quarter of 2007 were $283, which consisted primarily of net proceeds from the issuance of common stock relating to the exercise of stock options.

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

Asset impairments

We review our long-lived assets held and used by us for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, we estimate the future net cash flows expected to result from the use of the asset and its eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

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

The entire amount of goodwill, which had a carrying value of $847 on our balance sheet as of March 31, 2007, relates to our Explosive Metalworking segment.  Based on the analysis performed in the fourth quarter of 2006, no impairment was recorded to the carrying value of goodwill.

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

During 2005, we completed an analysis of prior year tax credits and related items.  As a result of the analysis, we filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded in our books and records.  In assessing these additional losses and credits, we determined that the utilization of a portion of these did not meet the more likely than not criteria, due to potential changes in the states in which we have income tax nexus.  Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.  As of March 31, 2007, the balance of this allowance is $143.

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

Recent Accounting Pronouncements

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, on January 1, 2007.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  On the adoption date of January 1, 2007, we had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At March 31, 2007, the balance of unrecognized tax benefits remains at $394, and primarily relate to uncertain U.S. Federal tax positions.

We recognize interest and penalties related to uncertain tax positions in operating expense.  As of March 31, 2007, our accrual for interest and penalties related to uncertain tax positions is insignificant.

Our U.S. Federal tax returns for the tax years 2003-2006 remain open to examination while most of our state tax returns remain open to examination for the tax years 2002-2006.  Our foreign tax returns remain open to examination for the tax years 2003-2006 in France and 2001-2006 in Sweden.

ITEM 3.                    Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 4.                    Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: April 27, 2007	/s/ Richard A. Santa
Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)