Form 10-Q
period 2007-06-30
DYNAMIC MATERIALS CORP
filed 2007-07-27
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares of Common Stock outstanding was 12,145,757 as of July 27, 2007.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I, Item 1- Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 1A — Risk Factors. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “anticipate”, “estimate”, “expect”, “intend” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; fluctuations in customer demand; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS

	June 30,	December 31,
	2007	2006
	(unaudited)

CURRENT ASSETS:
Cash and cash equivalents	$10,374	$17,886
Restricted cash	—	3,059
Accounts receivable, net of allowance for doubtful accounts of $438 and $260, respectively	26,036	21,549
Inventories	30,350	19,226
Prepaid expenses and other	2,075	1,419
Current deferred tax assets	703	708
Total current assets	69,538	63,847

PROPERTY, PLANT AND EQUIPMENT	37,057	31,963
Less - Accumulated depreciation	(12,653)	(11,703)
Property, plant and equipment, net	24,404	20,260

GOODWILL, net	847	847

OTHER ASSETS, net	22	19
TOTAL ASSETS	$94,811	$84,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY

	June 30,	December 31,
	2007	2006
	(unaudited)

CURRENT LIABILITIES:
Accounts payable	$15,001	$13,572
Accrued expenses	2,399	3,347
Dividend payable	1,821	—
Accrued income taxes	611	1,892
Accrued employee compensation and benefits	2,728	3,710
Customer advances	2,754	2,394
Current maturities on long-term debt	390	382
Total current liabilities	25,704	25,297

LONG-TERM DEBT	—	382

DEFERRED TAX LIABILITIES	1,429	1,512

OTHER LONG-TERM LIABILITIES	216	202

COMMITMENTS AND CONTINGENT LIABILITIES	—	—
Total liabilities	27,349	27,393

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized as of June 30, 2007; 15,000,000 shares authorized as of December 31, 2006; 12,141,757 and 11,981,999 shares issued and outstanding, respectively	607	599
Additional paid-in capital	23,059	22,166
Retained earnings	41,823	33,102
Other cumulative comprehensive income	1,973	1,713
Total stockholders' equity	67,462	57,580
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$94,811	$84,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
NET SALES	$34,454	$27,754	$67,548	$52,928
COST OF PRODUCTS SOLD	22,375	17,833	44,618	33,727
Gross profit	12,079	9,921	22,930	19,201
COSTS AND EXPENSES:
General and administrative expenses	1,854	1,153	3,516	2,681
Selling expenses	1,455	946	3,101	2,270
Total costs and expenses	3,309	2,099	6,617	4,951
INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	8,770	7,822	16,313	14,250
OTHER INCOME (EXPENSE):
Interest income, net	177	132	365	225
Other expense	(13)	(11)	(20)	(16)
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	8,934	7,943	16,658	14,459
INCOME TAX PROVISION	3,275	2,938	6,116	5,317
INCOME FROM CONTINUING OPERATIONS	5,659	5,005	10,542	9,142
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	1,357
NET INCOME	$5,659	$5,005	$10,542	$10,499
INCOME PER SHARE - BASIC:
Continuing operations	$0.47	$0.42	$0.88	$0.78
Discontinued operations	—	—	—	0.11
Net income	$0.47	$0.42	$0.88	$0.89
INCOME PER SHARE - DILUTED:
Continuing operations	$0.46	$0.41	$0.86	$0.75
Discontinued operations	—	—	—	0.11
Net income	$0.46	$0.41	$0.86	$0.86
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	12,048,969	11,805,610	12,029,382	11,786,957
Diluted	12,239,256	12,229,189	12,232,569	12,223,268
ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$—	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period
Balances, December 31, 2006	11,982	$599	$22,166	$33,102	$1,713	$57,580

Shares issued for stock option exercises	121	6	284	—	—	290

Restricted stock awards	35	2	(2)	—	—	—

Shares issued in connection with the employee stock purchase plan	4	—	92	—	—	92

Stock-based compensation	—	—	519	—	—	519

Dividends declared	—	—	—	(1,821)	—	(1,821)

Net income	—	—	—	10,542	—	10,542	10,542

Change in cumulative foreign currency translation adjustment	—	—	—	—	260	260	260
Balances, June 30, 2007	12,142	$607	$23,059	$41,823	$1,973	$67,462	$10,802

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,542	$10,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Income from discontinued operations, net of tax	—	(1,357)
Depreciation	910	645
Amortization of capitalized debt issuance costs	—	14
Stock-based compensation	519	353
Deferred income tax provision (benefit)	(80)	656
Change in -
Restricted cash	3,059	—
Accounts receivable, net	(4,337)	(373)
Inventories	(10,943)	(1,618)
Prepaid expenses and other	(636)	(427)
Accounts payable	1,276	1,432
Customer advances	327	(739)
Accrued expenses and other liabilities	(3,249)	(748)
Net cash provided by (used in) operating activities	(2,612)	8,337

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,977)	(2,561)
Sale of marketable securities	—	1,950
Loan to related party	—	(1,206)
Repayment on loan to related party	—	1,206
Change in other non-current assets	(13)	147
Payment received on other receivables related to discontinued operations	—	3
Cash flows provided by investing activities of discontinued operations	—	2,197
Net cash flows provided by (used in) investing activities	(4,990)	1,736

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in Thousands)

(unaudited)

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on related party lines of credit, net	—	(47)
Payment on industrial development revenue bond	—	(90)
Payment on term loan with French bank	(385)	(356)
Payment of dividends	—	(1,766)
Change in other long-tem liabilities	10	15
Net proceeds from issuance of common stock to employees and directors	382	207
Tax benefit related to exercise of stock options	—	94
Net cash flows provided by (used in) financing activities	7	(1,943)

EFFECTS OF EXCHANGE RATES ON CASH	83	117

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,512)	8,247

CASH AND CASH EQUIVALENTS, beginning of the period	17,886	5,763
CASH AND CASH EQUIVALENTS, end of the period	$10,374	$14,010

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

Loan to Related Party

The Company’s subsidiary, Nobelclad Europe, S.A. (“Nobelclad”), had a Euro-denominated cash management agreement with SNPE, the parent company of SNPE, Inc., the Company’s former majority stockholder, which provided for loans to or from either party of up to approximately $3,400, based on the December 31, 2005 exchange rates. Amounts outstanding under this agreement bore interest at EURIBOR plus 1.5% annually. Due to Nobelclad’s excess cash position during the first quarter of 2006, it began advancing cash to SNPE through this intercompany cash agreement. At March 31, 2006, these advances to SNPE totaled 1,003 Euros ($1,211). The interest rate earned on these advances exceeded the interest rate that Nobelclad could earn on excess cash and cash equivalents held at its local bank. The agreement allowed Nobelclad to request repayment on the advances at any time. The balance outstanding at March 31, 2006 was repaid in full in April 2006 and the agreement was terminated upon the sale of our common stock by SNPE.

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential dilutive effects of dilutive securities.  The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended June 30, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$5,659	12,048,969	$0.47

Dilutive effect of options to purchase common stock	—	177,934
Dilutive effect of restricted stock awards	—	12,353

Dilutive earnings per share:
Net income	$5,659	12,239,256	$0.46

	For the three months ended June 30, 2006
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$5,005	11,805,610	$0.42

Dilutive effect of options to purchase common stock	—	423,579

Dilutive earnings per share:
Net income	$5,005	12,229,189	$0.41

	For the six months ended June 30, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$10,542	12,029,382	$0.88

Dilutive effect of options to purchase common stock	—	194,728
Dilutive effect of restricted stock awards	—	8,459

Dilutive earnings per share:
Net income	$10,542	12,232,569	$0.86

	For the six months ended June 30, 2006
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$10,499	11,786,957	$0.89

Dilutive effect of options to purchase common stock	—	436,311

Dilutive earnings per share:
Net income	$10,499	12,223,268	$0.86

3.      INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, on January 1, 2007.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  On the adoption date of January 1, 2007, the Company had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At June 30, 2007, the balance of unrecognized tax benefits remains at $394, and primarily relates to uncertain U.S. Federal tax positions.  The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months following the date of adoption of FIN 48.

The Company recognizes interest and penalties related to uncertain tax positions in operating expense.  As of June 30, 2007, the Company’s accrual for interest and penalties related to uncertain tax positions is insignificant.

The Company’s U.S. Federal tax returns for the tax years 2003-2006 remain open to examination while most of the Company’s state tax returns remain open to examination for the tax years 2002-2006.  The Company’s foreign tax returns remain open to examination for the tax years 2003-2006 in France and 2001-2006 in Sweden.

4.      INVENTORY

The components of inventory are as follows at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(unaudited)
Raw materials	$9,504	$6,282
Work-in-process	19,981	12,314
Supplies	865	630
	$30,350	$19,226

5.      DEBT

Long-term debt consists of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(unaudited)
Term loan - French bank	$390	$764
Less current maturities	(390)	(382)
Long-term debt	$—	$382

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of June 30, 2007, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

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

The accounting policies of both segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.  Segment information is presented for the three and six months ended June 30, 2007 and 2006 as follows:

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended June 30, 2007:
Net sales	$33,119	$1,335	$34,454
Depreciation	$452	$63	$515
Income from operations of continuing operations	$9,047	$18	$9,065
Unallocated amounts:
Stock-based compensation			(295)
Interest income, net			177
Other expense			(13)
Consolidated income before income taxes			$8,934

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended June 30, 2006:
Net sales	$26,649	$1,105	$27,754
Depreciation	$273	$55	$328
Income from operations of continuing operations	$7,717	$122	$7,839
Unallocated amounts:
Stock-based compensation			(17)
Interest income, net			132
Other expense			(11)
Consolidated income before income taxes			$7,943

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the six months ended June 30, 2007:
Net sales	$64,614	$2,934	$67,548
Depreciation	$787	$123	$910
Income from operations of continuing operations	$16,550	$282	$16,832
Unallocated amounts:
Stock-based compensation			(519)
Interest income, net			365
Other expense			(20)
Consolidated income before income taxes			$16,658

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the six months ended June 30, 2006:
Net sales	$50,823	$2,105	$52,928
Depreciation	$535	$110	$645
Income from operations of continuing operations	$14,373	$230	$14,603
Unallocated amounts:
Stock-based compensation			(353)
Interest income, net			225
Other expense			(16)
Consolidated income before income taxes			$14,459

During the three and six months ended June 30, 2007, no sales to any one customer accounted for more than 10% of total net sales.  During the three and six months ended June 30, 2006, sales to one customer represented approximately $4,006 (14%) and $7,671 (14%) of total net sales, respectively.

7.      COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six months ended June 30, 2007 and 2006 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net income for the period	$5,659	$5,005	$10,542	$10,499

Foreign currency translation adjustment	200	379	260	521

Comprehensive income	$5,859	$5,384	$10,802	$11,020

As of June 30, 2007 and December 31, 2006 other cumulative comprehensive income of $1,973 and $1,713, respectively, consists entirely of cumulative foreign currency translation adjustment.

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

Discontinued operations for the six months ended June 30, 2006 is summarized as follows:

Six Months Ended
June 30, 2006
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

Executive Overview

Our business is organized into two segments:  Explosive Metalworking and AMK Welding.  For the three months ended June 30, 2007, Explosive Metalworking accounted for 96% of our net sales and 100% of our income from operations of continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Year to date Explosive Metalworking accounted for 96% of our net sales and 98% or our income from operations of continuing operations before consideration of stock-based compensation expense.

Our year to date 2007 net sales increased by $14,620 (27.6%) compared to the first six months of 2006, reflecting year-to-year net sales increases of $13,791 (27.1%) and $829 (39.4%) for our Explosive Metalworking and AMK Welding segments, respectively.  Our operating income from continuing operations increased by 14.5% to $16,313 in the first six months of 2007 from $14,250 in the first six months of 2006, reflecting a $2,177 improvement in Explosive Metalworking’s operating income and a $52 improvement in AMK Welding’s operating income.  Income from continuing operations increased by 15.3% to $10,542 for the six months ended June 30, 2007 from $9,142 in the same period of 2006.  Our net income increased slightly to $10,542 in the first six months of 2007 from $10,499 in the first six months of 2006.  For the six months ended June 30, 2006, net income included $1,357 of income from discontinued operations, net of tax, relating to the sale of the Spin Forge real estate option as further discussed below.

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

Income taxes

Our effective income tax rate decreased slightly to 36.7% for the first six months of 2007 from 36.8% for the first six months of 2006.  Income tax provisions on the earnings of Nobelclad and Nitro Metall AB (“Nitro Metall”) have been provided based upon the respective French and Swedish statutory tax rates.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 36% and 38%.

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

Our backlog with respect to the Explosive Metalworking segment increased to a record high of approximately $84.7 million at June 30, 2007 from approximately $67.9 million at March 31, 2007 and from approximately $68.8 million at December 31, 2006.

Three and Six Months Ended June 30, 2007 Compared to Three and Six Months Ended June 30, 2006

Net sales

	Three Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Net sales	$34,454	$27,754	$6,700	24.1%

	Six Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Net sales	$67,548	$52,928	$14,620	27.6%

Net sales for the second quarter of 2007 increased 24.1% to $34,454 from $27,754 in the second quarter of 2006. Explosive Metalworking sales increased 24.3% to $33,119 in the three months ended June 30, 2007 (96% of total sales) from $26,649 in the same period of 2006 (96% of total sales).  Net sales for the six months ended June 30, 2007 increased by 27.6% to $67,548 from $52,928 in the same period of 2006.  Sales for our Explosive Metalworking Group increased 27.1% to $64,614 in the first six months of 2007 (96% of total sales) from $50,823 for the first six months of 2006 (96% of total sales).  The significant increase in Explosive Metalworking sales is principally attributable to the continued economic strength of the industries that this business segment serves.

AMK Welding contributed $1,335 to the second quarter 2007 sales (4% of total sales) which represented a 20.8% increase versus sales of $1,105 in the second quarter of 2006 (4% of total sales).  AMK Welding’s year to date 2007 sales increased by 39.4% to $2,934 (4% of total sales) compared to $2,105 (4% of total sales) in year to date 2006 sales.

Gross profit

	Three Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Gross profit	$12,079	$9,921	$2,158	21.8%
Consolidated gross profit margin rate	35.1%	35.7%

	Six Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Gross profit	$22,930	$19,201	$3,729	19.4%
Consolidated gross profit margin rate	33.9%	36.3%

Gross profit increased by 21.8% to $12,079 for the three months ended June 30, 2007 from $9,921 for the three months ended June 30, 2006. Our second quarter 2007 consolidated gross profit margin rate decreased to 35.1% from 35.7% in the second quarter of 2006. The gross profit margin for Explosive Metalworking decreased from 36.3% in the second quarter of 2006 to 35.7% in the second quarter of 2007 and the gross profit margin for AMK Welding decreased to 21.9% in the second quarter of 2007 from 24.9% in the second quarter of 2006.

For the six months ended June 30, 2007, gross profit increased to $22,930 from $19,201 for the same period of 2006, a 19.4% increase.  Our year to date consolidated gross profit margin rate decreased to 33.9% from 36.3% for the first six months of 2006.  The gross profit margin rate for Explosive Metalworking decreased to 34.4% from 36.8%.  For the six months ended June 30, 2007, the gross profit margin for AMK Welding increased to 25.7% from 24.9% for the same period of 2006.

The decreased gross margin rate for Explosive Metalworking relates primarily to changes in product mix during the first half of 2007 as compared to that for the first half of 2006. AMK Welding’s gross margin improvement relates principally to the sales increase and the resultant more favorable absorption of fixed manufacturing overhead expenses.  Gross profit margins typically fluctuate from one quarter to the next for various reasons, including changes in sales volume and product mix. Our gross margins are likely to continue to fluctuate from quarter-to-quarter.

General and administrative expenses

	Three Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
General & administrative expenses	$1,854	$1,153	$701	60.8%
Percentage of net sales	5.4%	4.2%

	Six Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
General & administrative expenses	$3,516	$2,681	$835	31.1%
Percentage of net sales	5.2%	5.1%

General and administrative expenses increased by $701, or 60.8%, to $1,854 in the second quarter of 2007 from $1,153 in the second quarter of 2006.  Expense increases reflect an impact of $167 from annual salary adjustments and staffing changes, a $201 increase in stock-based compensation, a $70 increase in accrued incentive compensation expense, a $149 increase in legal and consulting expenses and minor net increases of $95 in a number of other expense categories.  As a percentage of net sales, general and administrative expenses increased to 5.4% in the second quarter of 2007 from 4.2% in the second quarter of 2006.

General and administrative expenses for the six months ended June 30, 2007 totaled $3,516 compared to $2,681 for the same period of 2006.  This reflects an increase of 31.1%.  The $835 increase in 2007 general and administrative expenses for the six-month period reflects an impact of $305 from annual salary adjustments and staffing changes, a $116 increase in accrued incentive compensation expense, a $154 increase in legal and consulting expenses, an increase of $77 in board of director fees, a $49 increase in directors and officers’ insurance premiums, a $33 increase in stock-based compensation and net increases of $102 in a number of other expense categories.  As a percentage of net sales, general and administrative expenses slightly increased to 5.2% in the first half of 2007 from 5.1% in the first half of 2006.

Selling expenses

	Three Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Selling expenses	$1,455	$946	$509	53.8%
Percentage of net sales	4.2%	3.4%

	Six Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Selling expenses	$3,101	$2,270	$831	36.6%
Percentage of net sales	4.6%	4.3%

Selling expenses, which include sales commissions of $291 in 2007 and $122 in 2006, increased by 53.8% to $1,455 in the second quarter of 2007 from $946 in the second quarter of 2006.  The $509 increase in selling expenses reflects an increase in sales commissions of $169, an impact of $114 from annual salary adjustments and staffing changes, an increase of $26 in the provision for doubtful accounts, a $35 increase in accrued incentive compensation expense and a $46 increase in stock-based compensation expense.  As a percentage of net sales, selling expenses increased to 4.2% in the second quarter of 2007 from 3.4% in the second quarter of 2006.

Selling expenses increased by 36.6% to $3,101 in the first half of 2007 from $2,270 in the same period of 2006.  These expenses include sales commissions of $714 and $595 for 2007 and 2006 respectively.  The $831 increase in 2007 selling expenses for the six-month period includes an increase in sales commissions of $119, an impact of $221 from annual salary adjustments and staffing changes, an increase of $87 in accrued incentive compensation expense, a $107 increase in the provision for doubtful accounts and an $78 increase in stock-based compensation expense.  As a percentage of net sales, selling expenses increased to 4.6% in the first six months of 2007 from 4.3% in the fist six months of 2006.

Income from operations of continuing operations

	Three Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Income from operations of continuing operations	$8,770	$7,822	$948	12.1%

	Six Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Income from operations of continuing operations	$16,313	$14,250	$2,063	14.5%

Income from operations increased by 12.1% to $8,770 in the second quarter of 2007 from $7,822 in the second quarter of 2006.  Explosive Metalworking reported income from operations of $9,047 in the second quarter of 2007 as compared to $7,717 in the second quarter of 2006.  This 17.2% increase is largely attributable to the 24.3% sales increase discussed above.  AMK Welding reported income from operations of $18 for the three months ended June 30, 2007 as compared to $122 for the same period of 2006.

Income from operations increased by 14.5% to $16,313 in the first six months of 2007 from $14,250 in the first six months of 2006.  Explosive Metalworking reported income from operations of $16,550 in the first half of 2007 as compared to $14,373 in the first half of 2006.  This 15.1% increase is largely attributable to the 27.1% sales increase discussed above.  AMK Welding reported income from operations of $282 for the first six months of 2007 as compared to the $230 that it reported for the first six months of 2006.

Income from operations of continuing operations for the three and six months ended June 30, 2007 includes $295 and $519, respectively, of stock-based compensation expense compared to the stock-based compensation expense for the three and six months ended June 30, 2006 of $17 and $353, respectively . This expense is not allocated to our two business segments and thus is not included in the above second quarter and year to date operating income totals for Explosive Metalworking and AMK Welding.  The second quarter of 2006 reflects a $248 reversal of stock-based compensation expense relating to the cancellation of certain unvested options held by four members of our board of directors who represented SNPE, Inc., our former majority stockholder, and who resigned from our board following the sale of all shares held by SNPE, Inc.

Interest income (expense), net

	Three Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Interest income, net	$177	$132	$45	34.1%

	Six Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Interest income, net	$365	$225	$140	62.2%

Net interest income improved by $45 to a net of $177 in interest income for the second quarter 2007 from a net of $132 in interest income in the second quarter of 2006.  We recorded net interest income of $365 for the first six months of 2007 compared to a net interest income of $225 for the first six months of 2006, an improvement of $140.  This change in net interest income reflects increased investment earnings on the larger average cash balances during 2007.

Income tax provision

	Three Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Income tax provision	$3,275	$2,938	$337	11.5%
Effective tax rate	36.7%	37.0%

	Six Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Income tax provision	$6,116	$5,317	$799	15.0%
Effective tax rate	36.7%	36.8%

We recorded an income tax provision of $3,275 in the second quarter of 2007 compared to $2,938 in the second quarter of 2006.  The effective tax rate decreased to 36.7% in the second quarter of 2007 from 37.0% in the second quarter of 2006.  The income tax provisions for the three months ended June 30, 2007 and 2006 include $2,941 and $2,337, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.

For the six months ended June 30, 2007, we recorded an income tax provision of $6,116 compared to $5,317 for the same period of 2006.  The effective tax rate decreased to 36.7% for the first six months of 2007 from 36.8% for the first six months of 2006.  The income tax provisions for the six months ended June 30, 2007 and 2006 include $5,043 and $4,181, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and Nitro Metall.  We expect our full year 2007 effective tax rate on consolidated pre-tax income to be in the 36% to 38% range.

Income from discontinued operations

	Six Months Ended
	June 30,			Percentage
	2007	2006	Change	Change
Income from discontinued operations	$—	$1,357	$(1,357)	NA

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

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock.  We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service and capital expenditure requirements of our current business operations for the foreseeable future.  Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies, including our ability to secure new customer orders at our operating divisions, and to continue to implement cost-effective internal processes.  We continue to evaluate potential investment opportunities including strategic acquisitions and joint ventures.  A significant acquisition or joint venture may require us to secure additional debt or equity financing.

Debt and other contractual obligations and commitments

We have a $10,000 credit facility with Wells Fargo Bank, N.A. Any restriction on the availability of borrowing under this credit facility could negatively affect our ability to meet future cash requirements. Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of June 30, 2007, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2006.

Cash flows from operating activities

Net cash flows used in operating activities for the six months ended June 30, 2007 totaled $2,612.  Significant sources of operating cash flow included net income of $10,542, non-cash depreciation expense of $910 and stock-based compensation of $519.  These sources of operating cash flow were offset by net negative changes in various components of working capital in the amount of $14,503.  Net negative changes in working capital included increases in accounts receivable, inventories and prepaid expenses of $4,337, $10,943 and $636, respectively and decreases in accrued expenses and other liabilities of $3,249.  These negative changes in working capital were partially offset by a decrease in restricted cash of $3,059 and an increase in accounts payable and customer advances of $1,276 and $327, respectively.  The net negative changes in working capital are reflective of the growth in our business from 2006 to 2007.

Net cash flows provided by operating activities for the six months ended June 30, 2006 totaled $8,337.  Significant sources of operating cash flow included net income from continuing operations of $9,142, non-cash depreciation and amortization expense of $659, stock-based compensation of $353, $656 from provision for deferred income taxes partially offset by net negative changes in various components of working capital in the amount of $2,473.  Net negative changes in working capital included an increase in accounts receivable, inventories and prepaid expenses of $373, $1,618 and $427, respectively and a decrease in accrued expenses and other liabilities and customer advances of $748 and $739, respectively.  These negative changes in working capital were partially offset by an increase in accounts payable of $1,432.

Cash flows from investing activities

Net cash flows used in investing activities for the first six months of 2007 totaled $4,990 and consisted primarily of capital expenditures.

Net cash flows provided by investing activities for the first six months of 2006 were $1,736 and consisted primarily of $1,950 from the sale of marketable securities and $2,197 for investment activities of discontinued operations that consisted of the sale of the Spin Forge real estate purchase option.  These cash inflows were partially offset by $2,561 in capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the first six months of 2007 were $7, which consisted primarily of net proceeds from the issuance of common stock relating to the exercise of stock options of $382 that was offset by a $385 principal payment on a term loan with French bank.

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

Payment of Dividends

On June 6, 2007, our board of directors declared a $.15 per share cash dividend which was paid on July 6, 2007.  The dividend totaled $1,821 and was payable to shareholders of record as of June 22, 2007.

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

The entire amount of goodwill, which had a carrying value of $847 on our balance sheet as of June 30, 2007, relates to our Explosive Metalworking segment.  Based on the analysis performed in the fourth quarter of 2006, no impairment was recorded to the carrying value of goodwill.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, on January 1, 2007.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  On the adoption date of January 1, 2007, we had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At June 30, 2007, the balance of unrecognized tax benefits remains at $394, and primarily relate to uncertain U.S. Federal tax positions.

We recognize interest and penalties related to uncertain tax positions in operating expense.  As of June 30, 2007, our accrual for interest and penalties related to uncertain tax positions is insignificant.

Our U.S. Federal tax returns for the tax years 2003-2006 remain open to examination while most of our state tax returns remain open to examination for the tax years 2002-2006.  Our foreign tax returns remain open to examination for the tax years 2003-2006 in France and 2001-2006 in Sweden.

During 2005, we completed an analysis of prior year tax credits and related items.  As a result of the analysis, we filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded in our books and records.  In assessing these additional losses and credits, we determined that the utilization of a portion of these did not meet the more likely than not criteria, due to potential changes in the states in which we have income tax nexus.  Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.  As of June 30, 2007, the balance of this allowance is $143.

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

As of June 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company completed its evaluation.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 6, 2007.  At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2008 Annual Meeting of Stockholders (ii) approved the amendment to our Certificate of Incorporation to increase the number of authorized shares of Common Stock from 15,000,000 to 25,000,000 and (iii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007.

The Company had 12,045,249 shares of Common Stock outstanding as of April 20, 2007, the record date for the Annual Meeting.  At the Annual Meeting, holders of a total of 11,371,845 shares of Common Stock were present in person or represented by proxy.  The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1                             Election of Directors

	Shares Voted	Shares
	"For"	Withheld

Dean K Allen	10,157,402	1,214,443
Yvon Pierre Cariou	10,824,109	547,736
Bernard Hueber	10,738,169	633,676
Gerard Munera	11,140,384	231,461
Richard P. Graff	11,226,932	144,913

Proposal 2                               To approve an amendment to our Certificate of Incorporation to increase the number of authorized shares of common stock from 15,000,000 to 25,000,000.

Shares Voted	Shares Voted	Shares
"For"	"Against"	"Abstain"
9,940,335	1,373,842	57,668

Proposal 3                               To ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the fiscal year ending December 31, 2007.

Shares Voted	Shares Voted	Shares
"For"	"Against"	"Abstain"
11,324,197	23,877	23,771

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: July 27, 2007	/s/ Richard A. Santa
Richard A. Santa, Vice President and Chief Financial
Officer (Duly Authorized Officer and Principal
Financial and Accounting Officer)