Form 10-Q
period 2007-09-30
DYNAMIC MATERIALS CORP
filed 2007-10-26
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.    Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  ☐  No  ☒

The number of shares of Common Stock outstanding was 12,148,857 as of October 26, 2007.

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

INDEX

PART I - FINANCIAL INFORMATION

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

ASSETS	September 30, 2007	December 31, 2006

	(unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$22,044	$17,886
Restricted cash	—	3,059
Accounts receivable, net of allowance for doubtful accounts of $321 and $260, respectively	20,077	21,549
Inventories	33,793	19,226
Prepaid expenses and other	2,183	1,419
Current deferred tax assets	804	708

Total current assets	78,901	63,847

PROPERTY, PLANT AND EQUIPMENT	39,904	31,963
Less - Accumulated depreciation	(13,320)	(11,703)

Property, plant and equipment, net	26,584	20,260

GOODWILL, net	847	847

OTHER ASSETS, net	23	19

TOTAL ASSETS	$106,355	$84,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

LIABILITIES AND STOCKHOLDERS' EQUITY	September 30, 2007	December 31, 2006
	(unaudited)
CURRENT LIABILITIES:
Accounts payable	$17,400	$13,572
Accrued expenses	3,007	3,347
Accrued income taxes	1,455	1,892
Accrued employee compensation and benefits	3,753	3,710
Customer advances	2,619	2,394
Current maturities on long-term debt	413	382

Total current liabilities	28,647	25,297

LONG-TERM DEBT	—	382

DEFERRED TAX LIABILITIES	1,024	1,512

OTHER LONG-TERM LIABILITIES	628	202

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	30,299	27,393

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized as of September 30, 2007; 15,000,000 shares authorized as of December 31, 2006; 12,147,757 and 11,981,999 shares issued and outstanding, respectively	607	599
Additional paid-in capital	23,638	22,166
Retained earnings	48,940	33,102
Other cumulative comprehensive income	2,871	1,713
Total stockholders' equity	76,056	57,580
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$106,355	$84,973

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
NET SALES	$42,099	$24,852	$109,964	$77,781

COST OF PRODUCTS SOLD	27,807	16,542	72,741	50,270
Gross profit	14,292	8,310	37,223	27,511
COSTS AND EXPENSES:
General and administrative expenses	1,903	1,267	5,419	3,948
Selling expenses	1,811	904	4,913	3,174
Total costs and expenses	3,714	2,171	10,332	7,122
INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	10,578	6,139	26,891	20,389

OTHER INCOME (EXPENSE):
Interest income, net	213	121	578	347
Other income (expense)	23	(23)	3	(40)
INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	10,814	6,237	27,472	20,696
INCOME TAX PROVISION	3,697	2,547	9,813	7,865
INCOME FROM CONTINUING OPERATIONS	7,117	3,690	17,659	12,831
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	1,357
NET INCOME	$7,117	$3,690	$17,659	$14,188
INCOME PER SHARE - BASIC:
Continuing operations	$0.59	$0.31	$1.47	$1.09
Discontinued operations	—	—	—	0.11
Net income	$0.59	$0.31	$1.47	$1.20
INCOME PER SHARE - DILUTED:
Continuing operations	$0.58	$0.30	$1.44	$1.05
Discontinued operations	—	—	—	0.11
Net income	$0.58	$0.30	$1.44	$1.16
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING -
Basic	12,094,181	11,865,336	12,039,593	11,813,371
Diluted	12,301,772	12,210,791	12,245,212	12,216,283

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

(Amounts in Thousands)

(unaudited)

	Common Stock		Additional Paid-In	Retained	Other Cumulative Comprehensive		Comprehensive Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period
Balances, December 31, 2006	11,982	$599	$22,166	$33,102	$1,713	$57,580

Shares issued for stock option exercises	127	6	465	—	—	471

Restricted stock awards	35	2	(2)	—	—	—

Shares issued in connection with the employee stock purchase plan	4	—	92	—	—	92

Tax benefit related to stock options	—	—	5	—	—	5

Stock-based compensation	—	—	912	—	—	912

Dividends paid	—	—	—	(1,821)	—	(1,821)

Net income	—	—	—	17,659	—	17,659	17,659

Change in cumulative foreign currency translation adjustment	—	—	—	—	1,158	1,158	1,158
Balances, September 30, 2007	12,148	$607	$23,638	$48,940	$2,871	$76,056	$18,817

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in Thousands)

(unaudited)

	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,659	$14,188
Adjustments to reconcile net income to net cash provided by operating activities -
Income from discontinued operations, net of tax	—	(1,357)
Depreciation	1,394	1,020
Amortization of capitalized debt issuance costs	—	50
Stock-based compensation	912	436
Deferred income tax provision (benefit)	(239)	923
Change in -
Restricted cash	3,059	—
Accounts receivable, net	2,001	(3,885)
Inventories	(13,541)	(1,608)
Prepaid expenses and other	(636)	150
Accounts payable	3,125	568
Customer advances	132	5,961
Accrued expenses and other liabilities	(1,080)	(189)
Net cash provided by operating activities	12,786	16,257

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,347)	(5,154)
Sale of marketable securities	—	1,950
Loan to related party	—	(1,206)
Repayment on loan to related party	—	1,206
Change in other non-current assets	(11)	219
Payment received on other receivables related to discontinued operations	—	3
Cash flows provided by investing activities of discontinued operations	—	2,197
Net cash flows used in investing activities	(7,358)	(785)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in Thousands)

(unaudited)

	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on related party lines of credit, net	—	(47)
Payment on industrial development revenue bond	—	(1,720)
Payment on term loan with French bank	(389)	(361)
Payment of dividends	(1,821)	(1,766)
Change in other long-tem liabilities	15	22
Net proceeds from issuance of common stock to employees and directors	563	523
Tax benefit related to exercise of stock options	5	948

Net cash flows used in financing activities	(1,627)	(2,401)

EFFECTS OF EXCHANGE RATES ON CASH	357	327

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,158	13,398

CASH AND CASH EQUIVALENTS, beginning of the period	17,886	5,763

CASH AND CASH EQUIVALENTS, end of the period	$22,044	$19,161

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

                   Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential dilutive effects of dilutive securities.  The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended September 30, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$7,117	12,094,181	$0.59

Dilutive effect of options to purchase common stock	—	182,455
Dilutive effect of restricted stock awards	—	25,136

Dilutive earnings per share:
Net income	$7,117	12,301,772	$0.58

	For the three months ended September 30, 2006
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$3,690	11,865,336	$0.31

Dilutive effect of options to purchase common stock	—	345,455

Dilutive earnings per share:
Net income	$3,690	12,210,791	$0.30

	For the nine months ended September 30, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$17,659	12,039,593	$1.47

Dilutive effect of options to purchase common stock	—	191,652
Dilutive effect of restricted stock awards	—	13,967

Dilutive earnings per share:
Net income	$17,659	12,245,212	$1.44

	For the nine months ended September 30, 2006
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$14,188	11,813,371	$1.20

Dilutive effect of options to purchase common stock	—	402,912

Dilutive earnings per share:
Net income	$14,188	12,216,283	$1.16

3.      INCOME TAXES

The Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, on January 1, 2007.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits.  On the adoption date of January 1, 2007, the Company had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At September 30, 2007, the balance of unrecognized tax benefits remains at $394, and primarily relates to uncertain U.S. Federal tax positions.  The unrecognized tax benefits have been reclassified from deferred tax liabilities to other long-term liabilities in 2007.  The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months following the date of adoption of FIN 48.

The Company recognizes interest and penalties related to uncertain tax positions in operating expense.  As of September 30, 2007, the Company’s accrual for interest and penalties related to uncertain tax positions is insignificant.

The Company’s U.S. Federal tax returns for the tax years 2003-2006 remain open to examination while most of the Company’s state tax returns remain open to examination for the tax years 2002-2006.  The Company’s foreign tax returns remain open to examination for the tax years 2003-2006 in France and 2001-2006 in Sweden.

4.      INVENTORY

The components of inventory are as follows at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

	(unaudited)
Raw materials	$12,177	$6,282
Work-in-process	20,825	12,314
Supplies	791	630
	$33,793	$19,226

5.      DEBT

Long-term debt consists of the following at September 30, 2007 and December 31, 2006:

	September 30, 2007	December 31, 2006

	(unaudited)
Term loan - French bank	$413	$764
Less current maturities	(413)	(382)
Long-term debt	$—	$382

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of September 30, 2007, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

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

            The accounting policies of both segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are strategic business units that offer different products and services and are separately managed. Each segment is marketed to different customer types and requires different manufacturing processes and technologies.  Segment information is presented for the three and nine months ended September 30, 2007 and 2006 as follows:

	Explosive Metalworking Group	AMK Welding	Total

For the three months ended September 30, 2007:
Net sales	$40,326	$1,773	$42,099
Depreciation	$402	$82	$484
Income from operations of continuing operations	$10,646	$325	$10,971
Unallocated amounts:
Stock-based compensation			(393)
Interest income, net			213
Other income			23
Consolidated income before income taxes			$10,814

	Explosive Metalworking Group	AMK Welding	Total

For the three months ended September 30, 2006:
Net sales	$23,511	$1,341	$24,852
Depreciation	$320	$55	$375
Income from operations of continuing operations	$5,831	$391	$6,222
Unallocated amounts:
Stock-based compensation			(83)
Interest income, net			121
Other expense			(23)
Consolidated income before income taxes			$6,237

	Explosive Metalworking Group	AMK Welding	Total

For the nine months ended September 30, 2007:
Net sales	$105,257	$4,707	$109,964
Depreciation	$1,190	$204	$1,394
Income from operations of continuing operations	$27,197	$606	$27,803
Unallocated amounts:
Stock-based compensation			(912)
Interest income, net			578
Other income			3
Consolidated income before income taxes			$27,472

	Explosive Metalworking Group	AMK Welding	Total
For the nine months ended September 30, 2006:
Net sales	$74,336	$3,445	$77,781
Depreciation	$854	$166	$1,020
Income from operations of continuing operations	$20,204	$621	$20,825
Unallocated amounts:
Stock-based compensation			(436)
Interest income, net			347
Other expense			(40)
Consolidated income before income taxes			$20,696

During the three months ended September 30, 2007, sales to one customer represented approximately $7,333 (17%) of total net sales.  During the nine months ended September 30, 2007, no sales to any one customer accounted for more than 10% of total net sales.  During the three and nine months ended September 30, 2006, no sales to any one customer accounted for more than 10% of total net sales.

7.               COMPREHENSIVE INCOME

   The Company’s comprehensive income for the three and nine months ended September 30, 2007 and 2006 was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2007	2006	2007	2006
Net income for the period	$7,117	$3,690	$17,659	$14,188
Foreign currency translation adjustment	898	137	1,158	659
Comprehensive income	$8,015	$3,827	$18,817	$14,847

            As of September 30, 2007 and December 31, 2006 other cumulative comprehensive income of $2,871 and $1,713, respectively, consists entirely of cumulative foreign currency translation adjustment.

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

Discontinued operations for the nine months ended September 30, 2006 is summarized as follows:

Nine Months Ended September 30, 2006

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

Executive Overview

Our business is organized into two segments:  Explosive Metalworking and AMK Welding.  For the three months ended September 30, 2007, Explosive Metalworking accounted for 96% of our net sales and 97% of our income from operations of continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Year to date Explosive Metalworking accounted for 96% of our net sales and 98% or our income from operations of continuing operations before consideration of stock-based compensation expense.

Our year to date 2007 net sales increased by $32,183 (41.4%) compared to the first nine months of 2006, reflecting year-to-year net sales increases of $30,921 (41.6%) and $1,262 (36.6%) for our Explosive Metalworking and AMK Welding segments, respectively.  Our operating income from continuing operations increased by 31.9% to $26,891 in the first nine months of 2007 from $20,389 in the first nine months of 2006, reflecting a $6,993 improvement in Explosive Metalworking’s operating income and a decrease of $15 in AMK Welding’s operating income.  Income from continuing operations increased by 37.6% to $17,659 for the nine months ended September 30, 2007 from $12,831 in the same period of 2006.  Our net income increased to $17,659 in the first nine months of 2007 from $14,188 in the first nine months of 2006.  For the nine months ended September 30, 2006, net income included $1,357 of income from discontinued operations, net of tax, relating to the sale of the Spin Forge real estate option as further discussed below.

Net sales

Explosive Metalworking’s net sales are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to customers that fabricate industrial equipment for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries.  While demand for our clad metal products in the United States is largely driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities also account for a significant portion of total demand. Demand for our clad products in Europe and Asia is more dependent on new construction projects, such as the building of new purified terephthalic acid (“PTA”) plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum production industry.

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

Income taxes

Our effective income tax rate decreased to 35.7% for the first nine months of 2007 from 38.0% for the first nine months of 2006.  Income tax provisions on the earnings of Nobelclad and Nitro Metall AB (“Nitro Metall”) have been provided based upon the respective French and Swedish statutory tax rates.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 36% and 38%.

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

Our backlog with respect to the Explosive Metalworking segment increased to approximately $77.1 million at September 30, 2007 from approximately $68.8 million at December 31, 2006 but was down from the record backlog of approximately $84.7 million that we reported as of June 30, 2007.

Three and Nine Months Ended September 30, 2007 Compared to Three and Nine Months Ended September 30, 2006

Net sales

	Three Months Ended September 30,
				Percentage
	2007	2006	Change	Change
Net sales	$42,099	$24,852	$17,247	69.4%

	Nine Months Ended September 30,			Percentage
	2007	2006	Change	Change
Net sales	$109,964	$77,781	$32,183	41.4%

Net sales for the third quarter of 2007 increased 69.4% to $42,099 from $24,852 in the third quarter of 2006. Explosive Metalworking sales increased 71.5% to $40,326 in the three months ended September 30, 2007 (96% of total sales) from $23,511 in the same period of 2006 (95% of total sales).  Net sales for the nine months ended September 30, 2007 increased by 41.4% to $109,964 from $77,781 in the same period of 2006.  Sales for our Explosive Metalworking Group increased 41.6% to $105,257 in the first nine months of 2007 (96% of total sales) from $74,336 for the first nine months of 2006 (96% of total sales).  The significant increase in Explosive Metalworking sales is principally attributable to the continued economic strength of the industries that this business segment serves.

AMK Welding contributed $1,773 to third quarter 2007 sales (4% of total sales) which represented a 32.2% increase from sales of $1,341 in the third quarter of 2006 (5% of total sales).  AMK Welding’s year to date 2007 sales increased by 36.6% to $4,707 (4% of total sales) compared to $3,445 (4% of total sales) in year to date 2006 sales. The increases in AMK’s third quarter and year to date sales relates principally to increased revenues from H System ground-based gas turbine work.

Gross profit

	Three Months Ended September 30,
				Percentage
	2007	2006	Change	Change
Gross profit	$14,292	$8,310	$5,982	72.0%
Consolidated gross profit margin rate	33.9%	33.4%

	Nine Months Ended September 30,
				Percentage
	2007	2006	Change	Change
Gross profit	$37,223	$27,511	$9,712	35.3%
Consolidated gross profit margin rate	33.9%	35.4%

Gross profit increased by 72.0% to $14,292 for the three months ended September 30, 2007 from $8,310 for the three months ended September 30, 2006. Our third quarter 2007 consolidated gross profit margin rate increased to 33.9% from 33.4% in the third quarter of 2006. The gross profit margin for Explosive Metalworking increased from 33.1% in the third quarter of 2006 to 34.3% in the third quarter of 2007 and the gross profit margin for AMK Welding decreased to 27.7% in the third quarter of 2007 from 40.8% in the third quarter of 2006.

For the nine months ended September 30, 2007, gross profit increased to $37,223 from $27,511 for the same period of 2006, a 35.3% increase.  Our year to date consolidated gross profit margin rate decreased to 33.9% from 35.4% for the first nine months of 2006.  The gross profit margin rate for Explosive Metalworking decreased to 34.3% from 35.6%.  For the nine months ended September 30, 2007, the gross profit margin for AMK Welding decreased to 26.5% from 31.1% for the same period of 2006.

The decreased year to date gross margin rate for Explosive Metalworking relates primarily to changes in product mix during the first nine months of 2007 as compared to that for the first nine months of 2006. AMK Welding’s decreased year to date gross margin rate relates to an increase in fixed manufacturing overhead expenses and changes in products mix.  The increase in fixed manufacturing overhead expenses at AMK Welding is attributable to the recently competed facility expansion and staffing additions as AMK readies itself for anticipated increases in production levels during the remainder of 2007 and in 2008.  Gross profit margins typically fluctuate from one quarter to the next for various reasons, including changes in sales volume and product mix. Our gross margins are likely to continue to fluctuate from quarter-to-quarter.

General and administrative expenses

	Three Months Ended September 30,
				Percentage
	2007	2006	Change	Change
General & administrative expenses	$1,903	$1,267	$636	50.2%
Percentage of net sales	4.5%	5.1%

	Nine Months Ended September 30,
				Percentage
	2007	2006	Change	Change
General & administrative expenses	$5,419	$3,948	$1,471	37.3%
Percentage of net sales	4.9%	5.1%

General and administrative expenses increased by $636, or 50.2%, to $1,903 in the third quarter of 2007 from $1,267 in the third quarter of 2006.  Expense increases reflect a $229 increase in stock-based compensation, an increase of $179 in accrued incentive compensation expense, a $154 increase in legal and consulting expenses, an impact of $61 from annual salary adjustments and staffing changes, and minor net increases of $13 in a number of other expense categories.  As a percentage of net sales, general and administrative expenses decreased to 4.5% in the third quarter of 2007 from 5.1% in the third quarter of 2006.

General and administrative expenses for the nine months ended September 30, 2007 totaled $5,419 compared to $3,948 for the same period of 2006.  This reflects an increase of 37.3%.  The $1,471 increase in 2007 general and administrative expenses for the nine-month period reflects an impact of $399 from annual salary adjustments and staffing changes, a $308 increase in legal and consulting expenses, a $294 increase in accrued incentive compensation expense, a $262 increase in stock-based compensation and net increases of $208 in a number of other expense categories.  As a percentage of net sales, general and administrative expenses decreased to 4.9% in the first nine months of 2007 from 5.1% in the first nine months of 2006.

Selling expenses

	Three Months Ended September 30,			Percentage
	2007	2006	Change	Change
Selling expenses	$1,811	$904	$907	100.3%
Percentage of net sales	4.3%	3.6%

	Nine Months Ended September 30,			Percentage
	2007	2006	Change	Change
Selling expenses	$4,913	$3,174	$1,739	54.8%
Percentage of net sales	4.5%	4.1%

Selling expenses, which include sales commissions of $663 in 2007 and $79 in 2006, increased by 100.3% to $1,811 in the third quarter of 2007 from $904 in the third quarter of 2006.  The $907 increase in selling expenses reflects an increase in sales commissions of $584, an $86 increase in accrued incentive compensation expense, an impact of $70 from annual salary adjustments and staffing changes, and a $53 increase in stock-based compensation expense.  As a percentage of net sales, selling expenses increased to 4.3% in the third quarter of 2007 from 3.6% in the third quarter of 2006.

Selling expenses increased by 54.8% to $4,913 in the first nine months of 2007 from $3,174 in the same period of 2006.  These expenses include sales commissions of $1,378 and $674 for 2007 and 2006, respectively.  The $1,739 increase in 2007 selling expenses for the nine-month period includes an increase in sales commissions of $704, an impact of $290 from annual salary adjustments and staffing changes, an increase of $173 in accrued incentive compensation expense, a $107 increase in the provision for doubtful accounts and an increase of $130 in stock-based compensation expense.  As a percentage of net sales, selling expenses increased to 4.5% in the first nine months of 2007 from 4.1% in the first nine months of 2006.

Income from operations of continuing operations

	Three Months Ended September 30,			Percentage
	2007	2006	Change	Change
Income from operations of continuing operations	$10,578	$6,139	$4,439	72.3%

	Nine Months Ended September 30,			Percentage
	2007	2006	Change	Change
Income from operations of continuing operations	$26,891	$20,389	$6,502	31.9%

Income from operations increased by 72.3% to $10,578 in the third quarter of 2007 from $6,139 in the third quarter of 2006.  Explosive Metalworking reported income from operations of $10,646 in the third quarter of 2007 as compared to $5,831 in the third quarter of 2006.  This 82.6% increase is largely attributable to the 71.5% sales increase discussed above.  AMK Welding reported income from operations of $325 for the three months ended September 30, 2007 as compared to $391 for the same period of 2006.

Income from operations increased by 31.9% to $26,891 in the first nine months of 2007 from $20,389 in the first nine months of 2006.  Explosive Metalworking reported income from operations of $27,197 in the first nine months of 2007 as compared to $20,204 in the first nine months of 2006.  This 34.6% increase is largely attributable to the 41.6% sales increase discussed above.  AMK Welding reported income from operations of $606 for the nine months ended September 30, 2007 as compared to the $621 that it reported for the same period of 2006.

Income from operations of continuing operations for the three and nine months ended September 30, 2007 includes $393 and $912, respectively, of stock-based compensation expense compared to stock-based compensation expense for the three and nine months ended September 30, 2006 of $83 and $436, respectively.  This expense is not allocated to our two business segments and thus is not included in the above third quarter and year to date operating income totals for Explosive Metalworking and AMK Welding.

Interest income (expense), net

	Three Months Ended September 30,			Percentage
	2007	2006	Change	Change
Interest income, net	$213	$121	$92	76.0%

.

	Nine Months Ended September 30,			Percentage
	2007	2006	Change	Change
Interest income, net	$578	$347	$231	66.6%

Net interest income improved by $92 to a net of $213 in interest income for the third quarter 2007 from a net of $121 in interest income in the third quarter of 2006.  We recorded net interest income of $578 for the first nine months of 2007 compared to a net interest income of $347 for the first nine months of 2006, an improvement of $231.  This change in net interest income reflects increased investment earnings on larger average cash balances during 2007.

Income tax provision

	Three Months Ended September 30,			Percentage
	2007	2006	Change	Change
Income tax provision	$3,697	$2,547	$1,150	45.2%
Effective tax rate	34.2%	40.8%

	Nine Months Ended September 30,			Percentage
	2007	2006	Change	Change
Income tax provision	$9,813	$7,865	$1,948	24.8%
Effective tax rate	35.7%	38.0%

We recorded an income tax provision of $3,697 in the third quarter of 2007 compared to $2,547 in the third quarter of 2006.  The effective tax rate decreased to 34.2% in the third quarter of 2007 from 40.8% in the third quarter of 2006.  The income tax provisions for the three months ended September 30, 2007 and 2006 include $3,274 and $2,370, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.  The lower than expected third quarter 2007 effective tax rate of 34.2% relates to a favorable tax provision adjustment that was recorded in the third quarter in connection with the reconciliation of our tax accounts to the actual federal and state tax returns for 2006 that were completed and filed during the quarter and to minor adjustments to our estimated effective tax rate for the full year 2007.

For the nine months ended September 30, 2007, we recorded an income tax provision of $9,813 compared to $7,865 for the same period of 2006.  The effective tax rate decreased to 35.7% for the first nine months of 2007 from 38.0% for the first nine months of 2006.  The income tax provisions for the nine months ended September 30, 2007 and 2006 include $8,317 and $6,551, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and Nitro Metall.  We expect our full year 2007 effective tax rate on consolidated pre-tax income to approximate 36% and our 2008 effective tax rate to range between 36% and 38%.

Income from discontinued operations

	Three Months Ended September 30,			Percentage
	2007	2006	Change	Change
Income from discontinued operations	$—	$1,357	$(1,357)	NA

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

Debt and other contractual obligations and commitments

                We have a $10,000 credit facility with Wells Fargo Bank, N.A. Any restriction on the availability of borrowing under this credit facility could negatively affect our ability to meet future cash requirements. Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of September 30, 2007, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2006.

                Cash flows from operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2007 totaled $12,786.  Significant sources of operating cash flow included net income of $17,659, non-cash depreciation expense of $1,394 and stock-based compensation of $912.  These sources of operating cash flow were partially offset by net negative changes in various components of working capital in the amount of $6,940.  Net negative changes in working capital included increases in inventories and prepaid expenses of $13,541 and $636, respectively, and decreases in accrued expenses and other liabilities of $1,080.  These negative changes in working capital were partially offset by a decrease in restricted cash and accounts receivable of $3,059 and $2,001, respectively, and increases in accounts payable and customer advances of $3,125 and $132, respectively.  The net negative changes in working capital are reflective of the growth in our business from 2006 to 2007.

Net cash flows provided by operating activities for the nine months ended September 30, 2006 totaled $16,257.  Significant sources of operating cash flow included net income of $14,188, non-cash depreciation and amortization expense of $1,070, $923 from provision for deferred income taxes, stock-based compensation of $436 and net positive changes in various components of working capital in the amount of $997.  Net positive changes in working capital included increases in customer advances and accounts payable of $5,961 and $568, respectively.  These positive changes in working capital were largely offset by increases in accounts receivable and inventories of $3,885 and $1,608, respectively.

Cash flows from investing activities

Net cash flows used in investing activities for the first nine months of 2007 totaled $7,358 and consisted primarily of capital expenditures.

Net cash flows used by investing activities for the first nine months of 2006 totaled $785 and consisted primarily of $5,154 in capital expenditures that were largely offset by $1,950 from the sale of marketable securities and $2,197 for investment activities of discontinued operations that consisted of the sale of the Spin Forge real estate purchase option.

Cash flows from financing activities

Net cash flows used in financing activities for the first nine months of 2007 were $1,627.  Significant uses of cash for financial activities included a $1,821 payment of annual dividends and a $389 principal payment on a term loan with French bank.  Sources of cash flow from financing activities include $563 in net proceeds from the issuance of common stock relating to the exercise of stock options.

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

Payment of Dividends

We paid annual dividends in both 2006 and 2007 and may continue to pay annual dividends in the future subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax law and any other factors that our board of directors deems relevant.  Any decision to pay cash dividends is and will continue to be at the discretion of the board of directors.

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

The entire amount of goodwill, which had a carrying value of $847 on our balance sheet as of September 30, 2007, relates to our Explosive Metalworking segment.  Based on the analysis performed in the fourth quarter of 2006, no impairment was recorded to the carrying value of goodwill.

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

We adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of SFAS 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, on January 1, 2007.  FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes.  As a result of the implementation of FIN 48, we recognized no material adjustment in the liability for unrecognized income tax benefits.  On the adoption date of January 1, 2007, we had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At September 30, 2007, the balance of unrecognized tax benefits remains at $394, and primarily relates to uncertain U.S. Federal tax positions.

We recognize interest and penalties related to uncertain tax positions in operating expense.  As of September 30, 2007, our accrual for interest and penalties related to uncertain tax positions is insignificant.

            Our U.S. Federal tax returns for the tax years 2003-2006 remain open to examination while most of our state tax returns remain open to examination for the tax years 2002-2006.  Our foreign tax returns remain open to examination for the tax years 2003-2006 in France and 2001-2006 in Sweden.

During 2005, we completed an analysis of prior year tax credits and related items.  As a result of the analysis, we filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded in our books and records.  In assessing these additional losses and credits, we determined that the utilization of a portion of these did not meet the more likely than not criteria, due to potential changes in the states in which we have income tax nexus.  Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.  As of September 30, 2007, the balance of this allowance is $143.

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

As of September 30, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no changes in the Company’s internal controls during the quarter ended September 30, 2007 or in other factors that could materially affect the Company’s internal controls over financial reporting.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: October 26, 2007	/s/ Richard A. Santa
Richard A. Santa, Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)