Form 10-K
period 2007-12-31
DYNAMIC MATERIALS CORP
filed 2008-03-14
CIK 34067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $445,798,088 as of June 30, 2007.

        The number of shares of Common Stock outstanding was 12,599,518 as of March 4, 2008.

        Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2007 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2007.

PART I

ITEM 1.    Business

Overview

        Dynamic Materials Corporation is a leading provider of explosion-welded clad metal plates. Explosion-weld cladding uses an explosive charge to bond together plates of different metals that do not bond easily with traditional welding techniques. The process of welding the metal plates through an explosion is also known as "shooting." We refer to this part of our business as "DMC Clad" or the "Explosive Metalworking" segment. We also provide products used in oil and gas fields for exploration and recovery of oil and gas. These products relate primarily to oil and gas well perforation which is a process of punching holes in the casing of a well to enable easier and more precise recovery of oil or gas from a targeted formation. We refer to this part of our business as our "Oilfield Products" or "DYNAwell" segment.

        Detaclad® is the main trade name under which DMC Clad markets its explosion-welded clad products. DMC Clad's products are used in critical applications in a variety of industries, including oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration. DMC Clad's market leadership for explosion-welded clad metal plates is a result of its state-of-the-art manufacturing facilities, technological leadership and production expertise. We believe our customers select us for our high quality product, speed and reliability of delivery, and cost effectiveness. We have a global sales force that allows us to access international markets. Our Explosive Metalworking operations, which were recently expanded through the acquisition of DYNAenergetics, are located in Pennsylvania, Germany (Würgendorf and Dillenburg), France and Sweden.

        Through our new DYNAenergetics Oilfield Products segment, we provide a range of proprietary and nonproprietary products for the global oil and gas industries. Manufactured products include shaped charges, detonators and detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells. DYNAwell also distributes a line of seismic products that support oil and gas exploration activities. DYNAwell's manufacturing operations are conducted in Troisdorf, Germany, and its sales office is located in Laatzen, Germany.

        Through our AMK Welding segment ("AMK Welding"), we also provide advanced welding services, primarily to the power turbine and aircraft engine manufacturing industries. AMK Welding is a highly specialized welding subcontracting shop for complex shapes used principally in gas turbines and aircraft engines. AMK Welding's operations are conducted at its South Windsor, Connecticut facility.

  Clad Metals Industry

        Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. Clad metal plates consist of a thin layer of an expensive, corrosion resistant metal such as titanium or stainless steel, which is metallurgically combined with a less expensive, less corrosion resistant, thicker base metal, typically carbon steel. There are four common ways to use such corrosion-resistant metals in corrosion resistant vessels:

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

        The rollbond technology is performed by several of the world's heavy plate mills. In this process, the clad metal and base metal are bonded together during a hot rolling process in which a slab of metal is converted to plate. Rollbond clad metals are cost-effective in metal thicknesses up to two inches, depending on the metal alloy type. Rollbond products have lower bond shear strength and corrosion resistance, which limits their use in certain applications, and rollbonding may only be used for a specific group of metal combinations due to metallurgical compatibility issues.

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

  Clad Metals End Use Markets

        Explosion-welded clad metal is primarily used in construction of large industrial equipment involving high pressures and temperatures, and which needs to be corrosion-resistant. The eight broad industrial sectors discussed below comprise the bulk of demand for DMC Clad's business. The demand for clad metal is driven by the underlying demand for new equipment and facility maintenance in these primary market sectors. Overall, the market for explosion-welded clad metal has continuously grown since its inception, with demand dependent upon the underlying needs of the various market sectors. During the past two years, there has been significant capital investment in many of these markets. This current increase in demand is mainly attributable to strong markets for energy, metals, and petrochemicals.

        Oil and Gas:    Oil and gas end use markets include both upstream oil and gas applications and petroleum refining. Upstream oil and gas covers a broad scope of operations related to recovering oil and/or gas for subsequent processing in refineries. Clad metal is used in separators, glycol contactors, piping, heat exchangers and other related equipment. The increase in oil and gas production from deep, hot, and corrosive fields has significantly increased the demand for clad equipment. At current energy price levels, many non-traditional energy production methods are potentially commercially viable for bringing natural gas to the market. These include processing gas to a cryogenic liquid, LNG, or to a hydrocarbon product which is liquid at ambient conditions, commonly referred to as Gas to Liquids. Clad is commonly used in these facilities.. The primary clad metals for this market are stainless steel and nickel alloys clad to steel, with some use of reactive metals.

        Petroleum refining processes are frequently corrosive, hot, and high pressure. Clad metal is extensively used in a broad range of equipment including desulfurization hydrotreaters, coke drums, distillation columns, separators and heat exchangers. In the United States, refineries are running near full capacity and, adding capacity and reducing costly down-time are a high priority. The increasing reliance upon low quality, high sulfur crude further drives demand for new corrosion resistant equipment. Worldwide trends in regulatory control of sulfur emissions in gas, diesel and jet fuel are also increasing the need for clad equipment. Like the upstream oil and gas sector, the clad metals are primarily stainless steel and nickel alloys.

        Alternative Energy:    Today's high oil and gas prices are driving significant demand for capital equipment in the alternative energy and non-traditional hydrocarbon sectors. Frequently, alternative energy technologies involve conditions which necessitate clad metals. Solar panels predominantly incorporate high purity silicon. Processes for manufacture of high purity silicon utilize a broad range of highly corrosion resistant clad alloys. Many geothermal fields are corrosive, requiring high alloy clad separators to clean the hot steam. Cellulosic ethanol technologies often require corrosion resistant metals such as titanium and zirconium. Many of the non-traditional hydrocarbon processes require equipment similar to the refinery and upstream oil and gas sectors. Coal gasification, tar sands production, and similar operations typically present corrosion issues necessitating clad equipment.

        Chemical and Petrochemical:    Many common products, ranging from plastics to drugs to electronic materials, are produced by chemical processes. Because the production of these items is corrosive and conducted under high pressure or temperature, corrosion-resistant equipment is needed, which may be produced most cost-effectively using clad construction. One of the larger applications for titanium-clad equipment is in the manufacture of Purified Terephthalic Acid ("PTA"), a precursor product for polyester, which is used in everything from carpets to plastic bottles. This market requires extensive use of stainless steel and nickel alloy, but also uses titanium and, to a lesser extent, zirconium and tantalum.

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

        Shipbuilding:    The combined problems of corrosion and top-side weight drive significant demand for our aluminum-steel transition joints. Top-side weight is often a significant problem with tall ships, including cruise ships, naval vessels, ferries and yachts. Use of aluminum in the upper structure and steel in the lower structure provides stability. Bolted joints between aluminum and steel corrode quickly. Aluminum cannot be welded directly to steel using traditional welding processes. Welded joints can only be made using transition joints. DMC Clad products can be found on many well known ships, including the QE II and modern U.S. Navy aircraft carriers.

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

  Oil and Gas Field Perforating Industry

        The oil and gas industry utilizes perforating products in oil and gas fields to punch holes in the casing or liner of an oil well to connect it to the reservoir. The operator runs a casing or liner into the well and then inserts the perforating guns, which contain a series of specialized shaped charges. Once fired, the perforating guns provide access to the specified sections of the desired areas of the targeted formations. Completing wells though the use of perforation guns can provide more control over the well.

  DYNAwell End Use Markets

        DYNAwell products are utilized to perform both perforating services, which require shaped charges, detonators, boosters, detonating cords and perforating guns, and seismic prospecting. DYNAwell manufactures and distributes a comprehensive array of perforating products. Our DYNAwell products are generally purchased by oilfield service companies who utilize our perforating products for oil and gas recovery and our seismic products for oil and gas exploration activities.

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

Business Segments

        We operate three business segments: Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products (which we also refer to as DYNAwell) and AMK Welding. The Explosive Metalworking segment uses proprietary explosive processes to fuse dissimilar metals and alloys and has more than 40 years of experience. We are the largest explosion-welded clad metal manufacturer in both North America and Europe. DYNAwell produces special shaped charges, detonators, detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells and has more than a decade of experience providing specialized products to the oil and gas industry. AMK Welding utilizes various specialized technologies to weld components for use in commercial and military jet engines as well as power-generation turbines and has 40 years of experience.

  Explosive Metalworking

        The Explosive Metalworking segment seeks to build on its leadership position in its markets. During the year ended December 31, 2007, the Explosive Metalworking segment represented approximately 94% of our revenue. The four manufacturing plants and their respective shooting sites in Pennsylvania, Germany, France and Sweden provide the production capacity to address concurrent projects for DMC Clad's current domestic and international customer base.

        The primary product of the Explosive Metalworking segment is explosion-welded clad metal plate. Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. The characteristics of DMC Clad's explosive metalworking processes may enable the development of new products in a variety of industries and DMC Clad continues to explore such development opportunities.

        The principal product of metal cladding, regardless of the process used, is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant metal and steel, bonded together. Prior to the explosion-welded clad process, the materials are inspected, the mating surfaces are ground, and the metal plates are assembled for cladding. The process involves placing a sheet of the cladder over a parallel plate of backer material and then covering the cladder material with a layer of specifically formulated explosive. A small gap or "standoff space" is maintained between the alloy cladder and the backer substrate. The explosion is then initiated on one side of the cladder and travels across the surface of the cladder forcing it down onto the backer. The explosion happens in approximately one-thousandth of a second. The collision conditions cause a thin layer of the mating surfaces to be spalled away in a jet. This action removes oxides and surface contaminants immediately ahead of the collision point. The extreme pressures force the two metal components together, creating a metallurgical bond between them. The explosion-welded clad process produces a strong, ductile, continuous metallurgical weld over the clad surface. After the explosion is completed, the resulting clad plates are flattened and cut, and then undergo testing and inspection to assure conformance with internationally accepted product specifications.

EXPLOSION-WELDING PROCESS

        Explosion-welded cladding technology is a method to weld metals that cannot be welded by conventional processes, such as titanium-steel, aluminum-steel, and aluminum-copper. It can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel. The cladding metals are typically titanium, stainless steel, aluminum, copper alloys, nickel alloys, tantalum, and zirconium. The base metals are typically carbon steel, alloy steel, stainless steel and aluminum. Although the patents for the explosion-welded cladding process have expired, DMC Clad has proprietary knowledge that distinguishes it from its competitors. The entire explosion-welding process involves significant precision in all stages, and any errors can be extremely costly as they result in the discarding of the expensive raw material metals. DMC Clad's technological expertise is a significant advantage in preventing costly waste.

        Explosion-welded clad metal is used in critical applications in a variety of industries, including oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other industries where corrosion, temperature and pressure combine to produce demanding environments. Explosion-welded clad metal is also used to produce bimetal transition joints or other components which are used in ship construction, and in a variety of electrochemical industries including aluminum production.

        DMC Clad's metal products are primarily produced on a project-by-project basis conforming to requirements set forth in customers' purchase orders. Upon receipt of an order, DMC Clad obtains the component materials from a variety of sources based on quality, availability and cost and then produces the order in one of its three manufacturing plants. Final products are processed to meet contract specific requirements for product configuration and quality/inspection level.

  DYNAwell

        DYNAwell manufactures, markets and sells perforating explosives and associated hardware, and seismic explosives, for the international oil and gas industry. In addition, DYNAwell conducts training and seminars for these business areas worldwide. While DYNAwell has been producing detonating cords, detonators and seismic explosives for decades, since 1994 significant emphasis has been placed on enhancing its oilfield product offerings by improving existing products and adding new products. In recent years, various types of detonating cords and detonators have been added as well as bi-directional boosters and a wide range of shaped charges and corresponding gun systems. Additionally, DYNAwell now designs and manufactures custom-ordered perforating products for third-party customers according to their designs and specifications.

        The kinds of perforating products manufactured by DYNAwell are essential to certain types of modern oil and gas recovery. The products are sold to large, mid-sized and small oilfield service companies in the U.S., Europe, Africa, the Middle East and Asia. The market for perforating products is growing. Rising worldwide demand for oil increases the demand for perforating products as oil exploration and recovery expands. This economic environment leads to increased investment in the oil and gas production industry. Higher levels of exploration (seismic prospecting) and increased production activities in the global oil and gas industry are expected to continue. Increased exploration has led to increasingly complex drilling operations which raises the demand for high quality perforating products.

  AMK Welding

        AMK Welding employs a variety of sophisticated processes and equipment to provide specialized welding services principally to a power turbine manufacturer and commercial and military aircraft engine manufacturers. AMK Welding is located in South Windsor, Connecticut.

        Welding services are provided on a project-by-project basis based on specifications set forth in customers' purchase orders. Upon receipt of an order for welded assemblies, AMK Welding performs welding services using customer specific welding procedures.

        Welding processes utilized by AMK Welding include electron beam and gas tungsten arc welding processes. AMK Welding also has considerable expertise in vacuum chamber welding, which is a critical capability when welding titanium, high temperature nickel alloys and other specialty alloys. These welding techniques are used for the welding of blades and vanes and other turbine parts typically located in the hot gas path of aircraft engines. In addition to its welding capabilities, AMK Welding also uses various heat treatment and non-destructive examination processes, such as radiographic inspection, in support of its welding operations.

Suppliers, Competition, Customer Profile, Marketing and Research and Development

  DMC Clad

  Suppliers and Raw Materials

        DMC Clad uses a range of alloys, steels and other materials for its operations, such as stainless steel, copper alloys, nickel alloys, titanium, zirconium, tantalum, aluminum and other metals. DMC Clad sources its raw materials from a number of different producers and suppliers. DMC Clad holds a limited metal inventory and purchases its raw materials based on contract specifications. Under most contracts, any raw material price increases are passed on to DMC Clad's customers. DMC Clad closely monitors the quality of its supplies and inspects the type, dimensions, markings, and certification of all incoming metals to ensure that the materials will satisfy applicable construction codes. DMC Clad also manufactures a majority of its own explosives from standard raw materials, thus achieving higher quality and lower cost.

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

        Explosion-Welded Metal Cladding.    Competition in the explosion-welded clad metal business is fragmented. DMC Clad holds a strong market position in the clad metal industry. DMC Clad is the leading producer of explosion-welded clad products in North America, and it has a strong position in Europe against smaller competitors. The main competitor in Asia is a division of Asahi Kasei, which has competitive technology and a recognized local brand name. There are several explosion-welded clad producers in China, most of whom are technically limited and are currently not exporters outside of their domestic market. A number of additional small competitors operate throughout the world. To remain competitive, DMC Clad intends to continue developing and providing technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

  Customer Profile

        DMC Clad's products are used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other similar industries. DMC Clad's customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. DMC Clad's customers can be divided into three tiers: the product end-users (e.g., operators of chemical processing plants), the engineering contractors who design and construct plants for end-users, and the metal fabricators who manufacture the products or equipment that utilize DMC Clad's metal products. It is typically the fabricator that places the purchase order with DMC Clad and pays the corresponding invoice. DMC Clad has developed strong relationships over the years with the engineering contractors (relatively large companies) who sometimes act as prescriptor to fabricators.

  Marketing, Sales, Distribution

        DMC Clad conducts its selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. DMC Clad markets its clad metal products to three tiers of customers: product end-users, engineering contractors and metal fabricators. DMC Clad's sales office in the United States covers the Americas and Asia, its sales office in France covers Southern Europe, the Middle East and Africa, while its sales offices in Germany and Sweden cover Northern Europe and Germany. In addition, DMC Clad also operates a sales office in India. Members of the global sales team may be called to work on projects located outside their territory. By maintaining relationships with its existing customers, developing new relationship with prospective customers and educating all its customers as to the technical benefits of DMC Clad's metal-worked products, DMC Clad endeavors to have its products specified as early as possible in the design process.

        In addition to its direct sales office, DMC Clad also works with sales agents located in Canada, South Africa, the United Kingdom, Germany, Italy, Norway, Finland, Saudi Arabia, Australia, Indonesia, China, Korea and Japan. DMC Clad has several exclusive or non-exclusive agreements with agents for sales and business promotion in specific territories defined by each agreement. These agency contracts cover additional sales in specific European, Middle Eastern and Far Eastern countries. Agency agreements are usually one to two years in duration and, subject to agents meeting DMC Clad's performance expectations, are automatically renewed.

        DMC Clad's sales are generally shipped from the manufacturing locations in the United States, Germany, France and Sweden, and all shipping costs are covered by the customer. Regardless of where the sale is booked (in Europe or the U.S.), DMC Clad will produce it, capacity permitting, at the location closest to the delivery place. In the event that there is a short term capacity issue, DMC Clad produces the order at any of its production sites, prioritizing timing. The various production sites allow DMC Clad to meet customer production needs in a timely manner.

  Research and Development

        We prepare a formal research and development plan annually. It is implemented at the French, German and U.S. cladding sites and is supervised by a Technical Committee, chaired by our Chief Executive Officer, that reviews progress quarterly and meets once a year to establish the plan for the following 12 months. The research and development projects concern process support, new products and special customer-paid projects.

  Oilfield Products

  Suppliers and Raw Materials

        DYNAwell utilizes a variety of raw materials for the production of oilfield perforating and seismic products, including steel and copper, explosives (RDX, HMX, HNS), granulates, plastics and ancillary plastic product components. DYNAwell's product line consists of complex products which require numerous high quality components. DYNAwell obtains its raw materials primarily from a number of different producers in Germany and other Europe countries, but also purchases materials from North American, Chinese, and other international suppliers.

  Competition

        DYNAwell faces competition from independent producers of perforating products and from large oil and gas service companies, such as Halliburton and Schlumberger, who supply their needs for certain perforating products through in-house production.

  Customer Profile

        Onshore and offshore oilfield service companies use our DYNAwell products. Our customers desire perforating products that satisfy both their specific needs and expectations and difficult geological realities, such as high pressures and temperatures in the bore hole, which exist in areas where perforating products and services are used. We believe that our customers must balance costs and risks for every job and that our typical DYNAwell customer possesses a conservative risk tolerance. Consequently, we believe that our customers will be more likely to trust products with proven reliability in the field and will be cautious regarding new product innovation.

        The customers for oilfield products can be divided into four broad categories: buying centers of service companies, petroleum engineers, project managers, and perforating staff that work at onshore and offshore oil well sites. DYNAwell's customer base includes clients from each of these categories.

  Marketing, Sales, Distribution

        DYNAwell's worldwide marketing and sales efforts for its oilfield and seismic products are based in its sales office in Laatzen, Germany. DYNAwell's sales concept focuses on direct selling, distribution through licensed distributors and independent sales representatives, and the establishment of international distribution centers to better manage high international transport costs. Currently, DYNAwell sells its oilfield and seismic products through a U.S. distributor, Austin Explosives, and through trading joint ventures that are located in Russia (DYNAenergetics RUS), and Kazakhstan (KazDYNAenergetics) and Canada (Canada Ltd.) and in which DYNAenergetics holds a majority interest.

  Research and Development

        DYNAwell attaches great importance to its research and development capabilities and has devoted substantial resources to its R&D programs. The R&D staff works closely with sales and operations management teams to establish priorities and effectively manage individual projects. Recently, DYNAwell won the important Spotlight on New Technology Award at the 2007 Offshore Technology Conference ("OTC") in Houston, Texas for its newly developed No-Debris-Gun technology. Through this success, DYNAwell has increased its profile in the oil and gas industry. An R&D Project Plan, which focuses on new products, process support and customer paid projects, is prepared and reviewed at least annually in cooperation with the Sales, Operations and Quality departments.

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

Corporate History and Recent Developments

        Explosive Fabricators Inc. ("EFI") was founded in 1965 and incorporated in 1971 as a Colorado corporation. In 1976, EFI became a licensee of Detaclad®, the explosion-weld clad process discovered by DuPont in 1959. EFI became a public company in 1977 and was renamed Dynamic Materials Corporation in 1994. In 1996, we purchased the Detaclad operating business from DuPont. We reincorporated in 1997 as a Delaware corporation. In 1998, we acquired AMK Welding, Spin Forge and Precision Machined Products ("PMP").

        In a series of transactions including open market purchases and a direct purchase of our common stock pursuant to a stock purchase agreement, SNPE, Inc. ("SNPE"), which is indirectly wholly owned by the government of France, acquired shares of our common stock, resulting by June 30, 2000 in its holding of approximately 56% of our then outstanding shares of common stock. On June 8, 2005,

SNPE exercised its conversion rights on a convertible subordinated note it held, and the note was converted into shares of our common stock increasing SNPE's ownership to approximately 53% of our then outstanding shares. On May 15, 2006, in an underwritten public offering, SNPE sold all of its shares of the Company's common stock.

        At the time of its acquisition of our common stock, SNPE's parent company was the indirect owner of Nobelclad, which had been a licensee of the Detaclad® technology in France since 1966, and had acquired its Swedish competitor, Nitro Metall, in 1997, as well as its U.K. and German competitors in 1998. On July 3, 2001, we completed our acquisition of substantially all of the outstanding stock of Nobelclad from Nobel Explosifs France ("NEF"). Together, Nobelclad and its wholly-owned subsidiary, Nitro Metall AB ("Nitro Metall"), are the leading manufacturer of explosion-welded clad products in Europe and operate cladding businesses located in Rivesaltes, France and Likenas, Sweden, respectively, along with sales offices in each country. Products manufactured by Nobelclad and Nitro Metall are similar to those produced by DMC Clad's domestic factory in Mount Braddock, Pennsylvania.

        Historically, our Aerospace segment was comprised of the three companies that we acquired in 1998: AMK Welding, Spin Forge and PMP. Because PMP and Spin Forge were sold in October of 2003 and September of 2004, respectively, AMK Welding has become a stand-alone business segment.

        In November, 2007, we increased our leading market share of the explosion-welded clad metal market through our acquisition of a German company, DYNAenergetics, which operates an explosion-welded clad metal plate business out of its facilities in Würgendorf and Dillenburg, Germany. DYNAenergetics also operates an oilfield products business known as DYNAwell from a sales office in Laatzen, Germany and a manufacturing plant in Troisdorf, Germany. The acquisition of DYNAenergetics strengthened our access to and position in the European clad metal market and added an excellent component to the DMC Clad business segment. The acquisition also diversified our position in the oil and gas industry through the addition of the DYNAwell oilfield products segment which we believe is a strong complement to our DMC Clad business.

Employees

        As of December 31, 2007, we employed approximately 373 permanent employees the majority of whom were engaged in manufacturing operations, and the remainder was engaged in sales and marketing or corporate functions.

        The majority of our manufacturing employees are not unionized. Of the 373 permanent employees, 158 are U.S. based, 136 are based in Germany at the DYNAenergetics facilities, 61 are based in France at the Nobelclad facility and 18 are based in Sweden at Nitro Metall. Approximately 60% of DYNAenergetics' employees are members of trade unions. About 43% of Nobelclad's employees and all Nitro Metall employees are members of trade unions. In addition, we also use between 34 and 39 temporary workers at any given time, depending on the workload.

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

Proprietary Knowledge, Permits and Patents

        Protection of Proprietary Information.    We hold patents related to the business of explosive metalworking and metallic processes and also own certain registered trademarks, including Detaclad®, Detacouple®, Dynalock®, EFTEK®, ETJ 2000® and NOBELCLAD®. Although the patents for the explosion-welded cladding process have expired, our current product application patents expire on various dates through 2020. Since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business and the expiration of any single patent is not expected to have a material adverse effect on our operations. Much of the manufacturing expertise lies in the knowledge of the factors that affect the quality of the finished clad product, including the types of metals to be explosion-welded, the setting of the explosion, the composition of the explosive and the preparation of the plates to be bonded. We have developed this specialized knowledge over our 40 years of experience in the explosive metalworking business. We are very careful in protecting our proprietary know-how and manufacturing expertise, and we have implemented measures and procedures to ensure that the information remains confidential. We hold various patents and licenses through DYNAwell Perforating, but some of the patents are not yet registered. As with the explosive metalworking business segment, since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business and the expiration of any single patent is not expected to have a material adverse effect on our current operations. The DYNAenergetics portion of DMC Clad is protected through business secrets not through patents.

        Permits.    Explosive metalworking and the production of perforation products involves the use of explosives, making safety a critical factor in our operations. In addition, explosive metalworking is a highly regulated industry for which detailed permits are required. These permits require renewal every three or four years, depending on the permit. See "Item 1A—Risk Factors—Risk Factors Related to the Explosive Metalworking Industry"—We are subject to extensive government regulation and failure to comply could subject us to future liabilities and could adversely affect our ability to conduct or to expand our business" for a more detailed discussion of these permits.

Foreign and Domestic Operations and Export Sales

        All of our sales are shipped from the manufacturing facilities located in the United States, Germany, France and Sweden. The following chart represents our net sales based on the geographic location of the customer. The sales recorded for each country are based on the country to which we shipped the product, regardless of the country of the actual end-user. Products are usually shipped to the fabricator before being passed on to the end-user.

	(Dollars in Thousands)
	For the years ended December 31,
	2007	2006	2005
United States	$64,735	$56,395	$32,126
South Korea	16,904	3,080	7,771
Canada	12,588	10,787	7,562
China	10,790	1,055	3,368
Germany	8,626	2,265	939
Belgium	6,727	2,546	2,495
Italy	5,461	3,466	2,208
France	5,280	4,791	2,417
Spain	3,492	2,465	5,369
Netherlands	3,033	1,967	2,757
Thailand	2,597	1,651	—
Norway	2,596	481	469
India	2,355	3,764	140
Malaysia	2,154	358	5,148
Singapore	2,110	149	86
Egypt	1,666	—	—
Sweden	1,378	677	363
United Kingdom	1,278	335	324
Mexico	1,082	1,230	664
Australia	1,039	235	1,940
Russia	607	11,137	838
Other foreign countries	8,677	4,638	2,307

Total	$165,175	$113,472	$79,291

Company Information

        Our Internet address is www.dynamicmaterials.com. Information contained on our website does not constitute part of this Annual Report on Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.    Risk Factors

Risk Factors Related to the Explosive Metalworking Industry

Despite substantial growth in recent years in our existing markets, growth in such markets may not continue at the same rate indefinitely.

        From both 2005 to 2006 and 2006 to 2007, sales by DMC Clad increased by 43%. However, the explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration. These industries tend to be cyclical in nature, and there can be no assurance that the construction and other needs of those industries for our products will continue to grow at current rates. An economic slowdown in one or all of these industries, whether due to cyclicality or other factors, could impact capital expenditures within the industry. If demand from such industries were to decline or even grow less quickly, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition and results of operations.

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

        We are subject to extensive government regulation in the United States, Germany, France and Sweden, including guidelines and regulations for the safe manufacture, handling, transport and storage of explosives provided by the U.S. Bureau of Alcohol, Tobacco and Firearms, the Federal Motor Carrier Safety Regulations set forth by the U.S. Department of Transportation and the Safety Library Publications of the Institute of Makers of Explosive and similar guidelines of their European counterparts. In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz). In Sweden, the purchase, transport, storage and use of explosives is governed by a permit issued by the Police Authority of the County of Varmland. (In France, the manufacture and transportation of explosives is subcontracted to a third party which is responsible for compliance with regulations established by various State and local governmental agencies concerning the handling and transportation of explosives.) We must comply with licensing and regulations for the purchase, transport, storage, manufacture, handling and use of explosives. In addition, while our shooting facilities in Würgendorf and Troisdorf, Germany, France and Sweden are located outdoors, our shooting facilities located in Pennsylvania and in Dillenburg, Germany are located in mines, which subjects us to certain regulations and oversight of governmental agencies that oversee mines.

        We are also subject to extensive environmental and occupational safety regulation, as described below under "Liabilities under environmental and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities, as well as the assessment of strict liability and/or joint and several liability" and "The use of explosives subjects us to additional regulation, and any accidents or injuries could subject us to significant liabilities."

        The export of certain products from the United States or from foreign subsidiaries of U.S. companies is restricted by U.S. export regulations. These regulations generally prevent the export of products that could be used by certain end-users, such as those in the nuclear or biochemical industries. In addition, the use and handling of explosives may be subject to increased regulation due to heightened concerns about security and terrorism. Such regulations could restrict our ability to access and use explosives and increase costs associated with the use of such explosives, which could have a material adverse effect on our business, financial condition and results of operations.

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

        We and all our activities in the United States are subject to federal, state and local environmental and safety laws and regulations, including but not limited to, noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations issued and laws enforced by the labor and employment departments of the U.S. and the states in which we conduct business, the U.S. Department of Commerce, the U.S. Environmental Protection Agency and by state and county health and safety agencies. In Germany, we and all our activities are subject to various safety and environmental regulations of the federal state which are enforced by the local authorities, including the Federal Act on Emission Control (Bundesimmissionsschutzgesetz). The Federal Act on Emission Control permits are held by companies jointly owned by DYNAenergetics and the other companies that are located at the Würgendorf and Troisdorf manufacturing sites and are for an indefinite period of time. In France, we and all our activities are subject to state environmental and safety regulations established by various departments of the French Government, including the Ministry of Labor, the Ministry of Ecology and the Ministry of Industry, and to local environmental and safety regulations and administrative procedures established by DRIRE (Direction Régionale de l'Industrie, de la Recherche et de l'Environnement) and the Préfecture des Pyrénées Orientales. In Sweden, we and all our activities are subject to various safety and environmental regulations, including those established by the Work Environment Authority of

Sweden in its Work Environment Act. In addition, our shooting operations in Germany, France and Sweden may be particularly vulnerable to noise abatement regulations because these operations are primarily conducted outdoors. The Dillenburg facility is operated based on a mountain plan ("Bergplan") which is a specific permit granted by the local mountain authority. This permit must be renewed every three years.

        Changes in, or compliance with, environmental and safety regulations could inhibit or interrupt our operations, or require modifications to our facilities. Any actual or alleged violations of environmental and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability under applicable law. Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our or our predecessor's past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage. Accordingly, environmental, health or safety matters may result in significant unanticipated costs or liabilities.

The use of explosives subjects us to additional regulation, and any accidents or injuries could subject us to significant liabilities.

        Our operations involve the detonation of large amounts of explosives. As a result, we are required to use specific safety precautions under U.S. Occupational Safety and Health Administration guidelines and guidelines of similar entities in Germany, France and Sweden. These include precautions which must be taken to protect employees from exposure to sound and ground vibration or falling debris associated with the detonation of explosives. There is a risk that an accident or death could occur in one of our facilities. Any accident could result in significant manufacturing delays, disruption of operations or claims for damages resulting from death or injuries, which could result in decreased sales and increased expenses. To date, we have not incurred any significant delays, disruptions or claims resulting from accidents at our facilities. The potential liability resulting from any accident or death, to the extent not covered by insurance, may require us to use other funds to satisfy our obligations and could cause our business to suffer. See "Our use of explosives is an inherently dangerous activity that could lead to temporary or permanent closure of our shooting sites" below.

Our use of explosives is an inherently dangerous activity that could lead to temporary or permanent closure of our shooting sites.

        We use a large amount of explosives in connection with the creation of clad metals. The use of explosives is an inherently dangerous activity. Explosions, even if occurring as intended, can lead to damage to the shooting facility or to equipment used at the facility or injury to persons at the facility. If a person were injured or killed in connection with such explosives, or if equipment at the mine or either of the outdoor locations were damaged or destroyed, we might be required to suspend our operations for a period of time while an investigation is undertaken or repairs are made. Such a delay might impact our ability to meet the demand for our products. In addition, if the mine were seriously damaged, we might not be able to locate a suitable replacement site to continue our operations.

Risk Factors Related to DYNAwell

Potential downturns in the oil and gas industry and related services industry could have a negative impact on DYNAwell's economic success.

        The oil and gas industry is unpredictable, and has historically been subject to occasional downturns. Demand for DYNAwell's products is linked to the financial success of the oil and gas industry as a whole, and downturns in the oil and gas industry could negatively impact DYNAwell's economic success. Demand for oil and gas drives oil and gas field production and exploration, and with it the demand for services and products produced by DYNAwell. A variety of factors affect the demand for DYNAwell products including governmental regulation of oil and gas industry and markets, international and domestic prices for oil and gas, weather conditions, the financial condition of DYNAwell's clients, and consumption patterns of oil and gas.

The manufacturing of explosives subjects DYNAwell to various environmental, health and safety laws.

        DYNAwell is subject to a number of environmental, health and safety laws and regulations, the violation of which could impose significant penalties. DYNAwell's continued success is dependant continued compliance with applicable laws and regulations. In addition, new environmental, health and safety laws and regulations could be passed which could create costly compliance issues. While DYNAwell endeavors to comply with all applicable laws and regulation there is no way to assure that compliance with future laws and regulations is economically feasible or even possible.

DYNAwell's continued economic success depends on remaining at the forefront of innovation in the perforating industry.

        DYNAwell's position in the perforation market depends in part on its ability to remain an innovative leader in the field. The ability to remain competitive depends in part on the retention of talented personnel. There can be no assurances that DYNAwell will remain an innovative leader in the perforation market segment or that it will be able to retain top talent in the field.

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

There is no assurance that we will continue to compete successfully against other clad, perforating and welding companies.

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

        DYNAwell competes principally with perforating companies based in North and South America who produce and market perforating services and products. DYNAwell also competes with oil and gas service companies who satisfy their perforating needs through in-house production. To remain competitive DYNAwell must continue to provide innovative products and maintain an excellent reputation for quality, safety and value. There can be no assurances that we will continue to compete successfully against these companies.

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

        A significant portion of our net sales is derived from a relatively small number of customers although sales to no one customer exceeded 10% during the last three years. We expect to continue to depend upon our principal customers for a significant portion of our sales, although there can be no assurance that our principal customers will continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition and results of operations. In past years, the majority of DMC Clad's revenues have been derived from customers in the oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration industries and the majority of AMK Welding's revenues have been derived from customers in the aircraft engine and power generation industries. Economic downturns in these industries could have a material adverse effect on our business, financial condition and results of operations.

        DYNAwell, which is expected to contribute approximately 10 to 12% to our 2008 sales, has customers throughout the world. The Russian market is currently DYNAwell's largest market with more than 30% of its sales coming from that market. Economic or political instability in Russia could have a material adverse affect on DYNAwell's business and operating results.

        AMK Welding, which is expected to contribute approximately 3% to our 2008 sales, continues to rely primarily on one customer for the majority of its sales. This customer and AMK Welding have entered into a long-term supply agreement for certain of the services provided to this customer. Any termination of or significant reduction in AMK Welding's business relationship with this customer could have a material adverse effect on AMK Welding's business and operating results.

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

        We are subject to the risk of work stoppages and other labor relations matters, particularly in Germany, France and Sweden, where some of our employees are unionized. The employees at our U.S. facility, where the majority of products are manufactured, are not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations. We most recently experienced a one-week work stoppage in 2005 at our facility in France. This strike did not materially impact operations, but we cannot assure you that a work stoppage at one or more of our facilities will not materially impair our ability to operate our business in the future.

We are exposed to potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of many of our operating subsidiaries.

        Many of our operating subsidiaries conduct business in Euros or other foreign currency. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example DYNAwell's functional currency is Euros, but its sales often occur in U.S. dollars. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' assets and liabilities and the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for us is to the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

We cannot be certain that we will be successful in integrating the DYNAenergetics business with our existing operations.

        Historically, our business has grown, in part, through selective acquisitions that enabled us to take advantage of existing manufacturing facilities and shooting sites, developed customer relationships and experienced management teams. In November, 2007, we acquired the German company, DYNAenergetics, which runs explosive metalworking operations and perforation operations. The integration of DYNAenergetics' operations may present significant costs and challenges, including: realizing economies of scale; capitalizing on the larger market share in the cladding industry; utilizing integrated customer lists; integrating DYNAenergetics' management; operating the Oilfield Products business segment; and integrating personnel, financial systems, disclosure and reporting processes, and operational systems. We cannot assure you that we will be successful in realizing the anticipated benefits of the DYNAenergetics acquisition.

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

        We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania. We currently lease our only domestic shooting site, which is located in Dunbar, Pennsylvania. The shooting site in Dunba,r Pennsylvania supports our manufacturing facility in Mount Braddock, Pennsylvania. The lease for the Dunbar property will expire on December 15, 2010, but we have options to renew the lease that extend through December 15, 2029. Our German subsidiary DYNAenergetics, has manufacturing sites in Troysdorf and Würgendorf and a shooting site in Dillenburg, Germany. Portions of these sites are leased and portions are owned. The lease expiration dates for our Troysdorf, Würgendorf and Dillenburg manufacturing sites are February 28, 2011, December 31, 2010 and August 31, 2011, respectively. Our French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France and Tautavel, France (except for a small portion in Tautavel that is leased). This lease expires on December 31, 2011 and may be extended. Our Swedish subsidiary, Nitro Metall, owns the land and buildings housing its manufacturing operations in Likenas, Sweden. The buildings and land at the Nitro Metall shooting site in Likenas, Sweden and the sales office in Filipstad, Sweden are leased. The lease in Filipstad is automatically renewed every year. The sites in Pennsylvania, Germany, France and Sweden are part of the Explosive Metalworking segment. The DYNAwell manufacturing sites are leased. These leases expire on February 28, 2011. In addition, we own the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	9,140 sq. ft.	Leased	February 28, 2010, with renewal options through February 28, 2016
Mt. Braddock, Pennsylvania	Clad Plate Manufacturing	48,000 sq. ft.	Owned
Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2010, with renewal options through December 15, 2029
Rivesaltes, France	Clad Plate Manufacturing, Nobelclad Europe Sales and Administration Office	53,000 sq. ft.	Owned
Tautavel, France	Clad Shooting Site	114 acres	107 acres owned, 7 acres leased	December 31, 2011
Likenas, Sweden	Clad Plate Manufacturing	26,000 sq. ft.	Owned
Likenas, Sweden	Clad Plate Shooting Site	15 acres	Leased	January 1, 2016
Filipstad, Sweden	Nitro Metall Sales Office	850 sq. ft.	Leased	January 1, 2008 (renews annually)
South Windsor, Connecticut	AMK Welding	21,000 sq. ft.	Owned
Troisdorf, Germany	DYNAWELL, Manufacturing	263,201 sq. ft.	Leased	February 28, 2011
Würgendorf, Germany	DYNAPLAT, Manufacturing	Land: 25 acres Building: 20,312 sq. ft.	Owned
		2,756 sq. ft.	Leased	December 31, 2010
Dillenburg Germany	DYNAPLAT Shooting site	4 acres	Owned
		9,849 sq. ft.	Leased	August 31, 2011
Würgendorf, Germany	DYNAPLAT Sales	2,815 sq. ft.	Leased	October 31, 2009
	DYNAenergetics Administration	2,799 sq. ft.		January 31, 2011
Laatzen, Germany	DYNAWELL Sales	2,314 sq. ft.	Leased	December 31, 2008

ITEM 3.    Legal Proceedings

        Although we may in the future become a party to litigation, there are no pending legal proceedings against us.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to security holders for vote during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is publicly traded on The Nasdaq National Market ("Nasdaq") under the symbol "BOOM." The following table sets forth quarterly high and low sales prices for the common stock during our last two fiscal years, as reported by Nasdaq.

	High	Low
2007
First Quarter	$35.90	$25.56
Second Quarter	$39.35	$32.19
Third Quarter	$50.07	$37.50
Fourth Quarter	$66.30	$44.72
2006
First Quarter	$38.49	$27.03
Second Quarter	$43.20	$25.05
Third Quarter	$37.84	$28.15
Fourth Quarter	$33.69	$27.55

        As of February 28, 2008, there were approximately 364 holders of record of our common stock.

        We declared and paid a $0.15 per share dividend in 2006 and 2007. We may pay annual dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax law and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

        On November 15, 2007, we issued 251,041 shares of common stock to the sellers of DYNAenergetics as partial consideration for the purchase of DYNAenergetics. These shares were not registered under the Securities Act of 1933 (the "Securities Act") pursuant to the exception provided in section 4(2) of the Securities Act.

FINANCIAL PERFORMANCE

        The following graph compares the performance of the common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (US) Index. The comparison of total return (change in year end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2002 in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (US) Index with investment weighted on the basis of market capitalization. Historical results are not necessarily indicative of future performance.

Total Return Analysis

	12/31/02	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07
Dynamic Materials Corporation	$100	$125.64	$511.97	$2,543.59	$2,392.31	$5,034.19
Nasdaq Non-Financial Stocks	$100	$153.09	$165.10	$97.17	$185.15	$210.05
Nasdaq Composite (US)	$100	$149.52	$162.72	$166.18	$182.57	$197.98

ITEM 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The 2007 selected financial data includes the operating results of DYNAenergetics from the November 15, 2007 acquisition date through December 31, 2007 and balance sheet information as of December 31, 2007.

	(Dollars in Thousands, Except Per Share Data)
	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations
Net sales	$165,175	$113,472	$79,291	$54,165	$35,779
Cost of products sold	110,168	71,439	55,856	40,559	26,802

Gross profit	55,007	42,033	23,435	13,606	8,977
Cost and expenses	16,115	11,930	7,667	6,718	5,661

Income from operations	38,892	30,103	15,768	6,888	3,316
Other (income) expense, net	158	(505)	163	524	527

Income before income taxes	38,734	30,608	15,605	6,364	2,789
Income tax provision	14,147	11,341	5,233	1,961	1,504

Income from continuing operations	24,587	19,267	10,372	4,403	1,285
Discontinued operations, net of tax	—	1,497	—	(1,570)	(1,993)

Net income (loss)	$24,587	$20,764	$10,372	$2,833	$(708)

Income from continuing operations per share:
Basic	$2.03	$1.63	$0.92	$0.43	$0.13
Diluted	$2.00	$1.58	$0.86	$0.41	$0.13
Net income (loss) per share:
Basic	$2.03	$1.75	$0.92	$0.28	$(0.07)
Diluted	$2.00	$1.70	$0.86	$0.27	$(0.06)
Weighted average number of shares outstanding:
Basic	12,083,851	11,841,373	11,290,053	10,269,080	10,134,648
Diluted	12,293,158	12,213,075	12,086,884	10,968,090	10,621,612
DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.10	$—	$—

Financial Position
Current assets	$94,730	$63,847	$36,552	$26,246	$14,911
Total assets	240,899	84,973	55,311	43,753	35,262
Current liabilities	58,818	25,297	14,838	16,962	10,114
Long-term debt	62,051	382	2,221	2,906	4,155
Other non-current liabilities	21,751	1,714	3,297	3,815	5,409
Stockholders' equity	98,279	57,580	34,955	20,070	15,584

        Selected unaudited quarterly financial data for the years ended December 31, 2007 and 2006 is presented below:

	(Dollars in Thousands, Except Per Share Data)
	Year ended December 31, 2007
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$33,094	$34,454	$42,416	$55,211
Gross profit	$10,851	$12,079	$14,292	$17,785
Income from continuing operations	$4,882	$5,659	$7,117	$6,929
Net income	$4,882	$5,659	$7,117	$6,929
Income from continuing operations per share—basic	$0.41	$0.47	$0.59	$0.57
Income from continuing operations per share—diluted	$0.40	$0.46	$0.58	$0.56
Net income per share—basic	$0.41	$0.47	$0.59	$0.57
Net income per share—diluted	$0.40	$0.46	$0.58	$0.56

	Year ended December 31, 2006
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$25,175	$27,754	$24,852	$35,691
Gross profit	$9,281	$9,921	$8,310	$14,521
Income from continuing operations	$4,139	$5,005	$3,690	$6,433
Net income	$5,496	$5,005	$3,690	$6,573
Income from continuing operations per share—basic	$0.35	$0.42	$0.31	$0.54
Income from continuing operations per share—diluted	$0.34	$0.41	$0.30	$0.53
Net income per share—basic	$0.47	$0.42	$0.31	$0.55
Net income per share—diluted	$0.45	$0.41	$0.30	$0.54

        Total net income per share for the 2007 and 2006 quarters does not equal net income per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods. The quarter ended December 31, 2007 includes the operating results of DYNAenergetics from the November 15, 2007 acquisition date through December 31, 2007.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data included elsewhere in this annual report.

        Unless stated otherwise, all dollar figures in this discussion are presented in thousands (000's).

  Executive Overview

        Historically, our business has been organized into two segments: Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding. On November 15, 2007, we acquired 100% ownership of a German company, DYNAenergetics. DYNAenergetics operates two distinct businesses which have historically been known as DYNAplat and DYNAwell. DYNAplat is a manufacturer of explosion clad products similar to those manufactured by DMC Clad and its operating results from the date of acquisition are included in our Explosive Metalworking segment. DYNAWELL manufactures a number of products for the perforation of oil and gas wells and also distributes a line of seismic products for oil and gas exploration activities. DYNAwell's operating results from the date of acquisition are reported under a new segment that we have named "Oilfield Products".

        In 2007, Explosive Metalworking accounted for more than 94% of our net sales and 97% of our income from operations of continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments. In 2006 and 2005, Explosive Metalworking accounted for more than 95% of our net sales and more than 95% of income from operations of continuing operations.

        Our 2007 net sales, which include $6,902 of sales from the newly acquired DYNAenergetics' businesses for the period November 16 through December 31, 2007, increased 45.6% compared to 2006, reflecting year-to-year net sales increases of 43.4% and 40.7% for our Explosive Metalworking and AMK Welding segments, respectively. Explosive Metalworking's 2007 sales included a $4,357 contribution from DYNAenergetics' explosion clad business and our new Oilfield Products segment reported 2007 sales of $2,545. Our income from operations of continuing operations increased 29.2%, to $38,892 in 2007 from $30,103 in 2006, reflecting a $9,297 improvement in Explosive Metalworking's operating income and a $259 improvement in AMK Welding's operating income offset by a small operating loss of $126 reported by Oilfield Products. Income from continuing operations increased 27.6%, to $24,587 in 2007 from $19,267 in 2006. Our net income increased to $24,587 in 2007 from $20,764 in 2006. Our 2006 net income included $1,497 of income from discontinued operations, net of tax, relating to the sale of the Spin Forge real estate option in the first quarter and the sale of leased manufacturing equipment and tooling associated with the Spin Forge business in the fourth quarter. See detailed discussion below under "income from discontinued operations".

  Net sales

        Explosive Metalworking's net sales are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. While demand for our clad metal products in the United States is largely driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities also account for a significant portion of total demand. In contrast to the U.S. market, demand for our clad products in Europe and Asia is more dependent on new construction projects, such as the building of new Purified Terephthalic Acid ("PTA") plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum production industry.

        Oilfield Products' net sales are generated principally from sales of shaped charges, detonators and detonating cord and bidirectional booster sand perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

        AMK Welding's net sales are generated from welding, heat treatment and inspection services that are provided with respect to customer-supplied parts for customers primarily involved in the power generation industry and aircraft engine markets.

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

        DMC Clad's business is cyclical since it is linked to its customers' end-market activity. For example, the construction cycle for new manufacturing capacity in the chemical industry has historically been one characterized by significant amplitude. It is driven both by global economic demand growth and capacity utilization. As capacity starts to become tight for various chemicals and prices begin to rise, new manufacturing capacity is added in relatively large incremental amounts.

  Gross profit and cost of products sold

        Cost of products sold for Explosive Metalworking include the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

        Cost of products sold for Oilfield Products include the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

        AMK Welding's cost of products sold consists principally of employee compensation and benefits, welding supplies (wire and gas), depreciation of manufacturing facilities and equipment, outside services and other manufacturing overhead expenses.

  Discontinued operations

        In September 2004, we completed the sale of our Spin Forge division and recorded a loss from discontinued operations of $1,570, net of taxes, including a net of tax operating loss of $783 and a net of tax loss on the divesture transactions of $787. On January 10, 2006, we sold our option rights to purchase the Spin Forge real estate to the property owner for $2,300. We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported as discontinued operations, net of related taxes, in the first quarter of 2006. In December 2006, we sold the Spin Forge equipment to the buyer of that division who had previously been leasing that equipment from us. The sale of this equipment resulted in an additional pre-tax gain on discontinued operations of $228. We reported a net of tax income of $1,497 for the full year 2006 as a result of these two transactions.

  Income taxes

        Our effective income tax rate decreased to 36.5% in 2007 from 37.1% in 2006. Income tax provisions on the earnings of Nobelclad, Nitro Metall and DYNAenergetics have been provided based upon the respective French, Swedish and German statutory tax rates for the applicable years. Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 36% and 37%.

  Backlog

        We use backlog as a primary means of measuring the immediate outlook for our business. We define "backlog" at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. Generally speaking, we expect to fill most backlog orders within the following 12 months. From experience, most firm purchase orders and commitments are realized. However, since orders may be rescheduled or canceled, and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog nor can we be sure that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

        Our backlog with respect to the Explosive Metalworking segment increased to approximately $100,000 at December 31, 2007, including $21,500 of backlog for the recently acquired DYNAenergetics' clad business, from approximately $68,800 at December 31, 2006 and $42,000 at December 31, 2005.

  Year ended December 31, 2007 compared to Year Ended December 31, 2006

  Net sales

	2007	2006	Change	Percentage Change
Net sales	$165,175	$113,472	$51,703	45.6%

        Net sales for 2007 increased 45.6% to $165,175 from $113,472 in 2006. Explosive Metalworking sales increased 43.4% to $155,438 in 2007 (94.1% of total sales) from $108,362 in 2006 (95.5% of total sales). The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that this business segment serves and also reflects sales of $4,357 for the period November 16 through December 31, 2007 from the acquisition of DYNAenergetics.

        Oilfield Products contributed $2,545 to 2007 sales (1.5% of total sales) for the November 16 through December 31, 2007 time period.

        AMK Welding contributed $7,192 to 2007 sales (4.4% of total sales) versus sales of $5,110 in 2006 (4.5% of total sales). The increase in AMK Welding's sales relates principally to increased revenues from H System ground-based gas turbine work.

  Gross profit

	2007	2006	Change	Percentage Change
Gross profit	$55,007	$42,033	$12,974	30.9%
Consolidated gross profit margin rate	33.3%	37.0%

        Gross profit increased by 30.9% to $55,007 in 2007 from $42,033 in 2006. Our 2007 consolidated gross profit margin rate decreased to 33.3% from 37.0% in 2006. The gross profit margin for Explosive Metalworking decreased from 37.2% in 2006 to 33.6% in 2007. The gross profit margin for AMK Welding decreased to 30.8% in 2007 from 34.9% in 2006. AMK Welding's decreased year to date gross margin rate relates to an increase in fixed manufacturing overhead expenses and changes in product mix. The increase in fixed manufacturing overhead expenses at AMK Welding is attributable to the recently completed facility expansion and staffing additions as AMK readies itself for anticipated increases in production levels during 2008. Oilfield Products reported a gross margin of 26.6% on its 2007 sales of $2,545, which is considered to be within the range of normal for this business.

        The decreased year to date gross margin rate for Explosive Metalworking relates primarily to changes in product mix during 2007 as compared to that for 2006. During 2007, the gross margins that we reported in our quarterly financial statements ranged from a low of 32.3% in the fourth quarter to a high of 35.4% in the second quarter. Gross margins for our European operations, including those of the DYNAplat division of DYNAenergetics, are generally lower than those reported by our U.S. Operation. Inclusion of DYNAplat's sales and cost of products sold for the period from November 15 through December 31, 2007 lowered Explosive Metalworking gross margins to a level that is likely more representative of gross margins levels that we expect to report during 2008 than those reported during prior quarters of 2007. During 2006, the gross margins that we reported in our quarterly financial statements ranged from a low of 33.4% in the third quarter to a high of 40.7% in the fourth quarter. The high fourth quarter gross margin reflects the impact of favorable margin levels on an $11,000 contract that shipped during the quarter, which involved complex materials engineering and a tight delivery schedule. We expect to see continued fluctuations in our quarterly gross margin rates during 2008 that result from anticipated fluctuations in quarterly sales volume and changes in product mix.

  General and administrative expenses

	2007	2006	Change	Percentage Change
General & administrative expenses	$8,049	$5,802	$2,247	38.7%
Percentage of net sales	4.9%	5.1%

        General and administrative expenses increased by $2,247 or 38.7%, to $8,049 in 2007 from $5,802 in 2006. This increase in general and administrative expenses reflects a $511 increase in accrued incentive compensation expense, an impact of $416 from annual salary adjustments and staffing changes, an aggregate increase of $435 in legal, consulting, audit, tax advisory, and investor relations expenses, an increase in stock-based compensation expense of $395, and $338 of DYNAenergetics' general and administrative expenses for the period from November 15 through December 31, 2007. As a percentage of net sales, general and administrative expenses decreased to 4.9% in 2007 from 5.1% in 2006.

  Selling expenses

	2007	2006	Change	Percentage Change
Selling expenses	$6,875	$6,128	$747	12.2%
Percentage of net sales	4.2%	5.4%

        Selling expenses, which include sales commissions of $1,692 in 2007 and $2,528 in 2006, increased by 12.2% to $6,875 in 2007 from $6,128 in 2006. The $836 decrease in sales commissions is primarily attributable to large consulting fees and commissions paid in the fourth quarter of 2006 in connection with an $11,000 order that shipped during the fourth quarter and which involved complex materials engineering and a tight delivery schedule. After excluding sales commissions, selling expenses increased from $3,600 in 2006 to $5,183 in 2007. This increase of $1,583, or 44.0%, reflects an impact of $324 from annual salary adjustments and staffing changes, a $212 increase in accrued incentive compensation expense, an increase in stock-based compensation expense of $149, and $527 of DYNAenergetics' selling expenses for the period from November 15 through December 31, 2007. As a percentage of net sales, selling expenses decreased to 4.2% in 2007 from 5.4% in 2006. Excluding sales commissions, selling expenses as a percentage of sales decreased to 3.1% in 2007 from 3.2% in 2006.

  Amortization expenses

	2007	2006	Change	Percentage Change
Amortization expense of purchased intangible assets	$1,191	$—	$1,191	NA
Percentage of net sales	0.7%	0.0%

        Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics. Amortization expense for the period from November 15 through December 31, 2007 includes $526, $461, $154 and $50 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively. Based upon the preliminary purchase price allocation and current foreign exchange rates, we expect amortization expense for 2008 to approximate $7,300.

  Income from operations of continuing operations

	2007	2006	Change	Percentage Change
Income from operations of continuing operations	$38,892	$30,103	$8,789	29.2%

        Income from operations increased by 29.2% to $38,892 in 2007 from $30,103 in x2006. Explosive Metalworking reported income from operations of $38,902 in 2007 as compared to $29,605 in 2006. This 31.4% increase is largely attributable to the 43.4% sales increase discussed above.

        Oilfield products reported a loss from operations of $126 for the period from November 15 through December 31, 2007.

        AMK Welding reported income from operations of $1,417 in 2007, an increase of 22.4% from the $1,158 that it reported in 2006, which increase follows the 40.7% sales increase.

        Income from operations of continuing operations in 2007 and 2006 includes $1,301 and $660, respectively, of stock-based compensation expense. This expense is not allocated to our business segments and thus is not included in the above 2007 and 2006 operating income totals for Explosive Metalworking, Oilfield Products and AMK Welding. Stock-based compensation expense in 2008 is expected to approximate $3,000.

  Interest income (expense), net

	2007	2006	Change	Percentage Change
Interest income (expense), net	$(24)	$620	$(644)	NM

        We recorded net interest expense of $24 in 2007 compared to net interest income of $620 in 2006. Net interest expense in 2007 reflects interest expense of $722 offset by interest income of $698. During the first ten and one-half months of 2007 and throughout 2006, we were in a positive cash position and earned interest on investment of excess cash balances. In connection with acquisition of DYNAenergetics, we borrowed approximately $65,000 under our new $100,000 five-year credit facility, assumed approximately $12,000 of DYNAenergetics' debt outstanding as of the acquisition date, and used approximately $16,000 of our existing cash balances to finance the acquisition. As a result of this new indebtedness and a decrease in our cash position, we reported a significant amount of interest expense during the last six weeks of 2007.

  Income tax provision

	2007	2006	Change	Percentage Change
Income tax provision	$14,147	$11,341	$2,806	24.7%
Effective tax rate	36.5%	37.1%

        We recorded an income tax provision of $14,147 in 2007 compared to $11,341 in 2006. The effective tax rate decreased to 36.5% in 2007 from 37.1% in 2006. The 2007 and 2006 income tax provisions include $12,105 and $8,167, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the newly acquired DYNAenergetics operations.

  Income from discontinued operations

	2007	2006	Change	Percentage Change
Income from discontinued operations	$—	$1,497	$(1,497)	NA

        We completed the divestiture of our Spin Forge division in September 2004. Under the principal divestiture agreement, we sold the assets of the Spin Forge division to a third party, excluding certain equipment and real estate which were leased or subleased to the buyer. We held a purchase option on the Spin Forge real estate that allowed us to purchase the real estate for $2,880, a price that was below the real estate's appraised value. We completed the sale of the purchase option on the Spin Forge real estate on January 10, 2006. The option rights were sold to the property owner for $2,300 on January 10, 2006. We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported in discontinued operations, net of related taxes. In December 2006, the third party purchaser of the Spin Forge business purchased the majority of the leased equipment while the remainder of the leased assets was liquidated by the Company. These transactions resulted in a pre-tax gain of $228, which was recorded in discontinued operations, net of related taxes.

  Year ended December 31, 2006 compared to Year Ended December 31, 2005

  Net sales

	2006	2005	Change	Percentage Change
Net sales	$113,472	$79,291	$34,181	43.1%

        Net sales for 2006 increased 43.1% to $113,472 from $79,291 in 2005. Explosive Metalworking sales increased 43.4% to $108,362 in 2006 (95.5% of total sales) from $75,582 in 2005 (95.3% of total sales). The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to the improved economic condition of the industries that this business segment serves.

        AMK Welding contributed $5,110 to 2006 sales (4.5% of total sales) versus sales of $3,709 in 2005 (4.7% of total sales).

  Gross profit

	2006	2005	Change	Percentage Change
Gross profit	$42,033	$23,435	$18,598	79.4%
Consolidated gross profit margin rate	37.0%	29.6%

        Gross profit increased by 79.4% to $42,033 in 2006 from $23,435 in 2005. Our 2006 consolidated gross profit margin rate increased to 37.0% from 29.6% in 2005. The gross profit margin for Explosive Metalworking increased from 29.8% in 2005 to 37.2% in 2006 and the gross profit margin for AMK Welding increased to 34.9% in 2006 from 25.2% in 2005. The gross margin improvements for Explosive Metalworking relates primarily to the sales increases discussed above and the resultant more favorable absorption of fixed manufacturing overhead expenses. This gross margin increase also reflects favorable changes in product mix and higher average prices in 2006 with respect to both our U.S. and European operations. During 2006, the gross margins that we reported in our quarterly financial statements ranged from a low of 33.4% in the third quarter to a high of 40.7% in the fourth quarter. The high fourth quarter gross margin rates reflects the impact of favorable margin levels on an $11,000 contract that shipped during the quarter, which involved complex materials engineering and a tight delivery schedule.

  General and administrative expenses

	2006	2005	Change	Percentage Change
General & administrative expenses	$5,802	$4,051	$1,751	43.2%
Percentage of net sales	5.1%	5.1%

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

  Selling expenses

	2006	2005	Change	Percentage Change
Selling expenses	$6,128	$3,616	$2,512	69.5%
Percentage of net sales	5.4%	4.6%

        Selling expenses, which include sales commissions of $2,528 in 2006 and $779 in 2005, increased by 69.5% to $6,128 in 2006 from $3,616 in 2005. The $1,749 increase in sales commissions is primarily attributable to large consulting fees and commissions of approximately $1,650 paid in connection with an 11,000 order that shipped during the fourth quarter and which involved complex materials engineering and a tight delivery schedule. The remaining $763 increase in selling expenses reflects stock-based compensation expense of $96, an impact of $302 from annual salary adjustments and staffing changes and a $160 increase in accrued incentive compensation expense. As a percentage of net sales, selling expenses increased to 5.4% in 2006 from 4.6% in 2005 due to the large increase in sales commissions that relates principally to one order. Excluding sales commissions, selling expenses as a percentage of sales decreased to 3.2% in 2006 from 3.6% in 2005.

  Income from operations of continuing operations

	2006	2005	Change	Percentage Change
Income from operations of continuing operations	$30,103	$15,768	$14,335	90.9%

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

  Interest income (expense), net

	2006	2005	Change	Percentage Change
Interest income (expense), net	$620	$(156)	$776	NM

        We recorded net interest income of $620 in 2006 compared to net interest expense of $156 in 2005, an improvement of $776. This change in net interest income (expense) reflects a significant decrease in average outstanding borrowings year-to-year and the large cash balances that we carried.

  Income tax provision

	2006	2005	Change	Percentage Change
Income tax provision	$11,341	$5,233	$6,108	116.7%
Effective tax rate	37.1%	33.5%

        We recorded an income tax provision of $11,341 in 2006 compared to $5,233 in 2005. The effective tax rate increased to 37.1% in 2006 from 33.5% in 2005. The 2006 and 2005 income tax provisions include $8,167 and $3,514, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall.

  Income from discontinued operations

	2006	2005	Change	Percentage Change
Income from discontinued operations	$1,497	$—	$1,497	NA

        We completed the divestiture of our Spin Forge division in September 2004. Under the principal divestiture agreement, we sold the assets of the Spin Forge division to a third party, excluding certain equipment and real estate which were leased or subleased to the buyer. We held a purchase option on the Spin Forge real estate that allowed us to purchase the real estate for $2,880, a price that was below the real estate's appraised value. We completed the sale of the purchase option on the Spin Forge real estate on January 10, 2006. The option rights were sold to the property owner for $2,300 on January 10, 2006. We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported in discontinued operations, net of related taxes. In December 2006, the third party purchaser of the Spin Forge business purchased the majority of the leased equipment while the remainder of the leased assets was liquidated by the Company. These transactions resulted in a pre-tax gain of $228, which was recorded in discontinued operations, net of related taxes.

Liquidity and Capital Resources

        We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock. Prior to the November 15, 2007 acquisition of DYNAenergetics, we had no outstanding borrowings under our $10,000 revolving credit facility with a U.S. bank and term debt outstanding of 290 Euros (approximately $425) under a term loan with a French bank. In connection with the acquisition of DYNAenergetics, we terminated our $10,000 revolving credit facility and entered into a five-year syndicated credit agreement. The credit agreement, which provides for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks. The credit facility in the approximate amount of $100,000 expires on November 16, 2012. As of the acquisition closing date and as of December 31, 2007, term loans of $45,000 and 14,000 Euros were outstanding under the new credit facility. Additionally, we have assumed outstanding debt obligations of DYNAenergetics, including lines of credit loans and term loans in the amounts of $7,587 and $3,517, respectively, as of December 31, 2007.

        We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service and capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders at attractive prices; (iii) successfully integrate the recently-acquired DYNAenergetcis businesses; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements..

  Debt and other contractual obligations and commitments

        Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios. As of December 31, 2007, we were in compliance with all financial covenants and other provisions of our debt agreements.

        The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2007:

	Payment Due by Period As of December 31, 2007
	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years	Total
Total lines of credit(1)	$7,587	$—	$—	$—	$7,587
Total long-debt obligations(1)	8,035	21,495	40,035	—	69,565
Interest expense(2)	4,701	9,873	1,550	—	16,124
Capital lease obligations(3)	432	312	182	87	1,013
Operating lease obligations(4)	944	1,443	218	89	2,694
Purchase obligations(5)	25,713	—	—	—	25,713
Unrecognized tax benefits(6)	—	389	—	—	389

Total	$47,412	$33,512	$41,985	$176	$123,085

(1)
Amounts represent future cash payments on our debt obligations and are reflected in accompanying Consolidated Balance Sheets.

(2)
Amounts represent future cash payments of interest expense on our debt obligations. December 31, 2007 interest rates assumed for variable rate debt.

(3)
The present value of these capital lease obligations are included in our Consolidation Balance Sheets. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

(4)
The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2007. Our operating lease obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(5)
Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in accompanying Consolidated Balance Sheets.

(6)
Reflected in accompanying Consolidated Balance Sheets.

        For more information about our debt obligations, see Note 5 to our consolidated financial statements elsewhere in this annual report.

  Cash flows from operating activities

        Net cash flows provided by operating activities for 2007 totaled $18,684. Significant sources of operating cash flow included net income of $24,587, non-cash depreciation and amortization expense of $3,377 and stock-based compensation of $1,301. Negative net changes in working capital of $10,200 partly offset these sources of operating cash flows. Negative cash flows from changes in working capital included increases in accounts receivable and inventories and decreases in accrued expenses and other liabilities $9,670, $6,386 and $1,072, respectively, partly offset by decreases in restricted cash and increases in accounts payable and customer advances of $3,059, $1,429 and $1,916, respectively.

        Net cash flows provided by operating activities for 2006 totaled $16,557. Significant sources of operating cash flow included net income of $20,764, non-cash depreciation and amortization expense of $1,419, $2,115 from provision for deferred income taxes and stock-based compensation of $660. Negative net changes in working capital of $6,904 partly offset these sources of operating cash flows. Negative cash flows from changes in working capital included increases in restricted cash, accounts receivable and inventories of $3,059, $5,046 and $6,424, respectively, partly offset by increases in accounts payable and accrued expenses and other liabilities of $5,509 and $2,483, respectively.

        Net cash flows provided by operating activities for 2005 totaled $11,638. Significant sources of operating cash flow included net income of $10,372, non-cash depreciation and amortization expense of $1,568, and $3,728 from the tax benefit related to stock options exercised during the year. These sources of operating cash flow were partially offset by a deferred income tax benefit of $1,431 and negative net changes in various components of working capital in the amount of $2,599. Net negative changes in working capital included increases in accounts receivable and inventories of $2,657 and $4,486, respectively. These negative changes in working capital were partially offset by increases in accounts payable, customer advances, and accrued expenses and other liabilities of $1,733, $999 and $2,139 respectively.

  Cash flows from investing activities

        Net cash flows used in investing activities for 2007 totaled $90,290 and consisted primarily of $81,224 of cash paid in connection with the acquisition of DYNAenergetics (net of cash acquired) and $8,979 in capital expenditures.

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

  Cash flows from financing activities

        Net cash flows provided by financing activities for 2007 totaled $62,292 and consisted primarily of $65,480 borrowed under the syndicated credit agreement to help fund the acquisition of DYNAenergetics. Additional sources of cash flow from financing activities include $891 in net proceeds from the issuance of common stock relating to the exercise of stock options and $402 for excess tax benefits related to stock option exercises. These sources of cash flow were partially offset by a payment of annual dividends of $1,821, a payment of deferred debt issuance costs of $1,534, principal payment of $397 on a term loan with a French bank, a $258 principal payment on a Nord LB term loan and net repayments on bank lines of credit of $524.

        Net cash flows used in financing activities for 2006 totaled $2,178. Significant uses of cash for financing activities included payment of annual dividends of $1,766, a $364 principal payment on a term loan with a French bank, and final principal payments on the industrial development revenue bond in the amount of $1,720, including $1,630 that was redeemed in advance of scheduled maturity dates. Sources of cash flow from financing activities included $585 in net proceeds from the issuance of common stock relating to the exercise of stock options and $1,154 for excess tax benefits related to stock option exercises.

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

Critical Accounting Policies

        Our historical consolidated financial statements and notes to our historical consolidated financial statements contain information that is pertinent to our management's discussion and analysis of financial condition and results of operations. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities. However, the accounting principles used by us generally do not change our reported cash flows or liquidity. Interpretation of the existing rules must be done and judgments made on how the specifics of a given rule apply to us.

        In management's opinion, the more significant reporting areas impacted by management's judgments and estimates are revenue recognition, asset impairments, inventory valuation and impact of foreign currency exchange rate risks. Management's judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates, as additional information becomes known. We believe the following to be our most critical accounting policies.

  Revenue recognition

        Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed. All issues of conformity of the product to specifications are resolved before the product is shipped and billed. Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters and shaped charges, as well as, seismic related explosives and accessories, are standard in nature. In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured. For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, the Company will account for such anticipated loss.

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

  Business Combinations

        We accounted for our business acquisition in accordance with the provisions of SFAS No. 141, Business Combinations, using the purchase method of accounting. We allocated the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identified and attributed values and estimated lives to the intangible assets acquired. These determinations involved significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models and therefore require considerable judgment. Our estimates and assumptions were based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. We based our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain.

  Goodwill and Other Intangible Assets

        We review the carrying value of goodwill at least annually to assess impairment because it is not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, and a significant change in legal factors or in the business climate that could affect the value of the asset. We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment as described further below. Impairments are expensed when incurred. Specifically, we test for impairment as follows:

  Goodwill

        In accordance with SFAS No. 142, we test goodwill for impairment on a "reporting unit" level as defined by reference to SFAS No. 131,Disclosures about Segments of an Enterprise and Related Information on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

        We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions and the appropriate discount rates relative to risk and estimates of residual values.

        In the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value we recognize an impairment loss for the excess.

        The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using a methodology other than a discounted cash flow model could result in different values for reporting units and could result in an impairment charge.

  Intangible assets subject to amortization

        An intangible asset that is subject to amortization is reviewed when impairment indicators are present in accordance with SFAS No. 144,Accounting for the Impairment or Disposal of Long-Lived Assets. We compare the expected undiscounted future operating cash flows associated with finite-lived assets to their respective carrying values to determine if the asset is fully recoverable. If the expected future operating cash flows are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when the carrying value exceeds fair value. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

  Income taxes

        We account for income taxes in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes ("SFAS 109"), which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements but not our tax returns. Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. We routinely evaluate deferred tax assets to determine if they will more likely than not be recovered from future projected taxable income and, if not, we record an appropriate valuation allowance.

        During 2005, we completed an analysis of prior year tax credits and related items. As a result of the analysis, we filed amended federal and state income tax returns. The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded in our books and records. In assessing these additional losses and credits, we determined that the utilization of a portion of these did not meet the more likely than not criteria, due to potential changes in the states in which we have income tax nexus. Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005. As of December 31, 2007, the balance of this allowance is $112.

  Stock-Based Compensation Expense

        We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"). Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award. The fair value of restricted stock awards is based on the fair value of the Company's stock on the date of grant. Determining the appropriate fair value model and calculating the fair value of stock options at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

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

Forward-Looking Statements

        This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. These statements include information with respect to our financial condition and its results of operations and businesses. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "continue," "project" and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

  •
  The availability and cost of funds;

  •
  General economic conditions, both domestically and abroad;

  •
  The successful integration of acquisitions; and

  •
  Fluctuations in foreign currencies.

        The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the potential impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date of this annual report and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events. In addition, see "Risk Factors" for a discussion of these and other factors.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB issued a staff position statement ("FSP") in February 2008 that defers the required interpretation date of SFAS 157 for certain assets and liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company does not presently intend to elect the fair value option for any of its existing financial assets and liabilities in 2008.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on January 1, 2009. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, the adoption SFAS Nos. 141(R) and 160 will have on its results of operations or financial position.

ITEM 7A.    Quantitative and Qualitative Disclosure about Market Risk

  Interest Rate Risk

        Our interest rate risk management policies are designed to reduce the potential earnings volatility that could arise from changes in interest rates. Through the use of interest rate swaps, we aim to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of our assets and liabilities. See Note 5 to the Consolidated Financial Statements for further information on interest rate risk management.

  Foreign Currency Risk

        Our consolidated financial statements are express in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Sales made in currencies other than U.S. Dollars accounted for 28%, 34% and 32% of total sales for the years ended 2007, 2006 and 2005, respectively.

ITEM 8.    Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2007 and 2006 and for the Three Years Ended
December 31, 2007, 2006 and 2005

        The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 "Exhibits and Financial Statement Schedules".

Report of Independent Registered Public Accounting Firm

The Stockholders and the
Board of Directors of Dynamic Materials Corporation:

        We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of Dynamic Materials Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

        As discussed in Note 6 to the consolidated financial statements, effective January 1, 2006, Dynamic Materials Corporation changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment".

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynamic Materials Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 13, 2008

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,045	$17,886
Restricted cash	371	3,059
Accounts receivable, net of allowance for doubtful accounts of $534 and $260, respectively	39,833	21,549
Inventories	41,628	19,226
Prepaid expenses and other	2,022	1,419
Related party receivable and loan	1,103	—
Current deferred tax assets	728	708

Total current assets	94,730	63,847
PROPERTY, PLANT AND EQUIPMENT	49,590	31,963
Less—Accumulated depreciation	(14,144)	(11,703)

Property, plant and equipment, net	35,446	20,260
GOODWILL, net	45,862	847
PURCHASED INTANGIBLE ASSETS, net	61,914	—
DEFERRED TAX ASSETS	42	—
OTHER ASSETS, net	1,544	19
INVESTMENT IN JOINT VENTURES	1,361	—

TOTAL ASSETS	$240,899	$84,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2007 AND 2006

(Dollars in Thousands)

	2007	2006
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,590	$13,572
Accrued expenses	8,566	3,347
Accrued income taxes	1,212	1,892
Accrued employee compensation and benefits	5,521	3,710
Customer advances	4,593	2,394
Related party accounts payable and loans	325	—
Lines of credit—current	7,587	—
Current maturities on long-term debt	8,035	382
Current portion of capital lease obligations	389	—

Total current liabilities	58,818	25,297
LONG-TERM DEBT	61,530	382
CAPITAL LEASE OBLIGATIONS	521	—
DEFERRED TAX LIABILITIES	20,604	1,512
OTHER LONG-TERM LIABILITIES	1,147	202
COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	142,620	27,393

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized as of December 31, 2007; 15,000,000 shares authorized as of December 31, 2006; 12,433,768 and 11,981,999 shares issued and outstanding, respectively	622	599
Additional paid-in capital	38,246	22,166
Retained earnings	55,868	33,102
Other cumulative comprehensive income	3,543	1,713

Total stockholders' equity	98,279	57,580

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$240,899	$84,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Thousands, Except Share Data)

	2007	2006	2005
NET SALES	$165,175	$113,472	$79,291
COST OF PRODUCTS SOLD	110,168	71,439	55,856

Gross profit	55,007	42,033	23,435

COSTS AND EXPENSES:
General and administrative expenses	8,049	5,802	4,051
Selling expenses	6,875	6,128	3,616
Amortization expense of purchased intangible assets	1,191	—	—

Total costs and expenses	16,115	11,930	7,667

INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	38,892	30,103	15,768
OTHER INCOME (EXPENSE):
Other expense	(158)	(115)	(7)
Interest expense	(722)	(84)	(219)
Interest income	698	704	63
Equity in earnings of joint ventures	24	—	—

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	38,734	30,608	15,605
INCOME TAX PROVISION	14,147	11,341	5,233

INCOME FROM CONTINUING OPERATIONS	24,587	19,267	10,372
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	1,497	—

NET INCOME	$24,587	$20,764	$10,372

INCOME PER SHARE—BASIC:
Continuing operations	$2.03	$1.63	$0.92
Discontinued operations	—	0.12	—

Net income	$2.03	$1.75	$0.92

INCOME PER SHARE—DILUTED:
Continuing operations	$2.00	$1.58	$0.86
Discontinued operations	—	0.12	—

Net income	$2.00	$1.70	$0.86

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—
Basic	12,083,851	11,841,373	11,290,053

Diluted	12,293,158	12,213,075	12,086,884

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.10

The accompanying notes are an integral part of these Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Amounts in Thousands)

	Common Stock
			Additional Paid-In Capital	Retained Earnings	Other Cumulative Comprehensive Income		Comprehensive Income for the Period
	Shares	Amount				Total
Balances, December 31, 2004	10,641	$532	$13,351	$4,887	$1,300	$20,070
Shares issued for stock option exercises	707	35	1,447	—	—	1,482
Shares issued in connection with the employee stock purchase plan	11	1	72	—	—	73
Conversion of subordinated note	400	20	1,180	—	—	1,200
Excess tax benefit related to stock options	—	—	3,728	—	—	3,728
Dividends paid	—	—	—	(1,155)	—	(1,155)
Net income	—	—	—	10,372	—	10,372	10,372
Change in cumulative foreign currency translation adjustment	—	—	—	—	(815)	(815)	(815)

Balances, December 31, 2005	11,759	588	19,778	14,104	485	34,955	9,557
Shares issued for stock option exercises	168	8	492	—	—	500
Restricted stock awards	52	3	(3)	—	—	—
Shares issued in connection with the employee stock purchase plan	3	—	85	—	—	85
Excess tax benefit related to stock options	—	—	1,154	—	—	1,154
Stock-based compensation	—	—	660	—	—	660
Dividends paid	—	—	—	(1,766)	—	(1,766)
Net income	—	—	—	20,764	—	20,764	20,764
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,228	1,228	1,228

Balances, December 31, 2006	11,982	599	22,166	33,102	1,713	57,580	21,992
Shares issued for DYNAenergetics acquisition	251	13	13,496	—	—	13,509
Shares issued for stock option exercises	161	8	738	—	—	746
Restricted stock awards	34	2	(2)	—	—	—
Shares issued in connection with the employee stock purchase plan	6	—	145	—	—	145
Excess tax benefit related to stock options	—	—	402	—	—	402
Stock-based compensation	—	—	1,301	—	—	1,301
Dividends paid	—	—	—	(1,821)	—	(1,821)
Net income	—	—	—	24,587	—	24,587	24,587
Derivative valuation, net of tax of $90	—	—	—	—	(147)	(147)	(147)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,977	1,977	1,977

Balances, December 31, 2007	12,434	$622	$38,246	$55,868	$3,543	$98,279	$26,417

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Thousands)

	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,587	$20,764	$10,372
Adjustments to reconcile net income to net cash provided by operating activities—
Income from discontinued operations, net of tax	—	(1,497)	—
Depreciation (including capital lease amortization)	2,156	1,369	1,527
Amortization of purchased intangible assets	1,191	—	—
Amortization of capitalized debt issuance costs	30	50	41
Stock-based compensation	1,301	660	—
Deferred income tax provision (benefit)	(357)	2,115	(1,431)
Equity in earnings of joint ventures	(24)	—	—
Tax benefit related to exercise of stock options	—	—	3,728
Change in (excluding assets acquired)—
Restricted cash	3,059	(3,059)	—
Accounts receivable, net	(9,670)	(5,046)	(2,657)
Inventories	(6,386)	(6,424)	(4,486)
Prepaid expenses and other	524	(459)	(327)
Accounts payable	1,429	5,509	1,733
Customer advances	1,916	92	999
Accrued expenses and other liabilities	(1,072)	2,483	2,139

Net cash provided by operating activities	18,684	16,557	11,638

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of DYNAenergetics, net of cash acquired	(81,224)	—	—
Acquisition of property, plant and equipment	(8,979)	(8,650)	(2,848)
Investment in marketable securities	—	—	(1,950)
Sale of marketable securities	—	1,950	—
Loan to related party	—	(1,206)	—
Repayment on loan to related party	—	1,206	—
Change in other non-current assets	(87)	290	288
Payment received on other receivables related to discontinued operations	—	576	1,016
Cash flows provided by investing activities of discontinued operations	—	3,089	—

Net cash used in investing activities	(90,290)	(2,745)	(3,494)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

(Dollars in Thousands)

	2007	2006	2005
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowed under syndicated credit agreement	65,480	—	—
Payment on term loan with French bank	(397)	(364)	(361)
Payment on Nord LB term loans	(258)	—	—
Repayments on bank lines of credit, net	(524)	—	(3,216)
Repayments on related party lines of credit, net	—	(48)	(75)
Payment on SNPE, Inc. term loan	—	—	(667)
Payment on industrial development revenue bond	—	(1,720)	(790)
Payment of capital lease obligations	(34)	—	—
Payment of dividends	(1,821)	(1,766)	(1,155)
Payment of deferred debt issuance costs	(1,534)	—	—
Change in other long-tem liabilities	87	(19)	47
Net proceeds from issuance of common stock to employees and directors	891	585	1,555
Excess tax benefit related to exercise of stock options	402	1,154	—

Net cash provided by (used in) financing activities	62,292	(2,178)	(4,662)

EFFECTS OF EXCHANGE RATES ON CASH	473	489	(123)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(8,841)	12,123	3,359
CASH AND CASH EQUIVALENTS, beginning of the period	17,886	5,763	2,404

CASH AND CASH EQUIVALENTS, end of the period	$9,045	$17,886	$5,763

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$454	$118	$279

Income taxes	$14,960	$9,066	$2,502

NON-CASH FINANCING ACTIVITY:
Conversion of SNPE convertible subordinated note into common stock	$—	$—	$1,200

Common stock issued for acquisition of DYNAenergetics	$13,509	$—	$—

Debt assumed in acquisition of DYNAenergetics	$11,833	$—	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(1) ORGANIZATION AND BUSINESS

        Dynamic Materials Corporation (the "Company") was incorporated in the state of Colorado in 1971, and reincorporated in the state of Delaware during 1997. The Company is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, Germany, France and Sweden. Customers are located throughout the world. The Company currently operates under three business segments—Explosive Metalworking, in which metals are metallurgically joined or altered by using explosives; Oilfield Products, in which it manufactures, markets and sells oil field perforating equipment and explosives; and AMK Welding, which utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines. The Company has two wholly-owned operating subsidiaries, Nobelclad Europe S.A. ("Nobelclad"), which was acquired during 2001 from an affiliate of the Company's former parent, and DYNAenergetics (as defined below) which was acquired in 2007. In addition, the Company has three wholly owned holding companies (Dynamic Materials Luxembourg S.ar.l 1, Dynamic Materials Luxembourg S.ar.l 2 and DYNAenergetics Holding GmbH) which were established in connection with the acquisition of DYNAenergetics.

  2007 Acquisition

        On November 15, 2007, the Company and a newly-formed subsidiary, DYNAenergetics Holding GmbH (the "Purchaser"), entered into a Purchase, Sale and Assignment Agreement (the "Purchase Agreement") with Rolf Rospek, Patrick Xylander, Uwe Gessel, and Oag Beteiligungs-GmbH, a German limited liability company (collectively the "Sellers"). Pursuant to the terms of the Purchase Agreement, on November 15, 2007 the Purchaser acquired 100% of the issued and outstanding shares of DYNAenergetics Beteiligungs-GmbH and all of the interests in DYNAenergetics GmbH and Co. KG (collectively, "DYNAenergetics") from the Sellers. The Company's statement of operations include the effect of the DYNAenergetics acquisition from the November 15, 2007 closing date. See Note 3 for additional disclosures regarding this acquisition.

  Stock Split

        On September 23, 2005, the Company announced that its Board of Directors approved a 2-for-1 split of the Company's common stock. The split was effected as a stock dividend, and was paid to stockholders of record as of the close of business on October 5, 2005. Stockholders on the record date received one additional share of common stock for each share held. The payment date was October 12, 2005. All share and per share data in the consolidated financial statements and notes have been adjusted and restated to reflect the stock split as if it had taken place at the beginning of each period presented.

  SNPE, Inc. Transactions

        On June 14, 2000, the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc. ("SNPE"), a wholly owned subsidiary of SNPE S.A. (Groupe SNPE). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800 to the Company in exchange for 4,218,182 shares of the Company's common stock at a price of $1.375 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. As of December 31, 2005, SNPE

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(1) ORGANIZATION AND BUSINESS (Continued)

owned 5,926,982 shares or 50.4% of the Company's common stock. On May 15, 2006, in an underwritten public offering, SNPE sold all of its shares of the Company's common stock. Following the sale, four members of the Company's board of directors, each of whom had represented SNPE, resigned from the board. All transaction expenses were paid by SNPE.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Principles of Consolidation

        The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries. Only subsidiaries in which controlling interests are maintained are consolidated. The equity method is used to account for our ownership in subsidiaries where we do not have a controlling interest. All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Cash and Cash Equivalents and Restricted Cash

        For purposes of the financial statements, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        Restricted cash as of December 31, 2006 related to an advance payment received from a customer on a large contract that was secured through a bank guarantee arrangement between the customer, our subsidiary, Nobelclad, and Nobelclad's bank. Under the bank guarantee, Nobelclad's bank held the advance payment in a trust account until final shipment of the related order and expiration of the guarantee. The entire order associated with the restricted cash was shipped during the fourth quarter of 2006 and the bank guarantee expired in the first quarter of 2007, at which point the restriction on the cash lapsed.

        In September 2007, DYNAenergetics entered into an agreement with Skandifinaz Bank AG in Germany to sell certain accounts receivables to the bank. The agreement, which was terminated in December 2007, provided for a maximum of 4,000 Euros ($5,892 as of December 31, 2007) in receivables to be sold and required the Company to keep 250 Euros ($371 as of December 31, 2007) on deposit with the bank as guarantee. If the bank is unsuccessful in collecting any of the purchased receivables, it has recourse with the Company for up to this 250 Euros held on deposit. Accordingly the 250 Euros held on deposit with the bank is classified as restricted cash as of December 31, 2007 (See Note 9).

  Allowance for Doubtful Accounts

        The Company estimates its allowance for doubtful accounts based on historical rates of write-offs of uncollectible receivables and its evaluation of the year end composition of accounts receivable.

  Inventories

        Inventories are stated at the lower-of-cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs and factory overhead. Inventories consist of the following at December 31, 2007 and 2006:

	2007	2006
Raw materials	$13,744	$6,282
Work-in-process	23,699	12,314
Finished goods	3,564	—
Supplies	621	630

	$41,628	$19,226

        Shipping and handling costs incurred by the Company upon shipment to customers are included in cost of products sold in the accompanying Consolidated Statements of Operations.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Additions, improvements and betterments are capitalized. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (except leasehold improvements which are depreciated over the shorter of their estimated useful life or their lease term of the asset) as follows:

Buildings and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures and computer equipment	3-10 years
Other	3-10 years

        Property, plant and equipment consist of the following at December 31, 2007 and 2006:

	2007	2006
Land	$1,679	$600
Buildings and improvements	17,117	8,707
Manufacturing equipment and tooling	23,785	12,210
Furniture, fixtures and computer equipment	3,840	3,069
Other	993	518
Construction in process	2,176	6,859

	$49,590	$31,963

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

  Goodwill

        Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Under Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill is no longer required to be amortized; however, the carrying value of goodwill must be tested annually for impairment. The Company's policy is to test goodwill in the fourth quarter of each year unless circumstances indicate impairment during an intervening period.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Purchased Intangible Assets

        The Company accounts for purchased intangible assets, which include core technology, customer relationships, order backlog and trademarks / trade names in accordance with SFAS No. 142. Impairment, if any, is calculated based upon management evaluation whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required. Finite lived intangible assets are amortized over the estimated useful life of the related assets which have a weighted average amortization period of 13 years in total.

        The weighted average amortization period of the intangible assets by asset category are as follows:

Core technology	20 years
Customer relationships	9 years
Trademarks / Trade names	9 years
Order backlog DYNAplat	within 1 year

        The following table presents details of intangible assets as of December 31, 2007:

	Gross	Accumulated Amortization	Net
Core technology	$24,653	$(154)	$24,499
Customer relationships	33,263	(461)	32,802
Trademarks / Trade names	2,685	(50)	2,635
Oder backlog DYNAplat	2,504	(526)	1,978

Total intangible assets	$63,105	$(1,191)	$61,914

        Expected future amortization of intangible assets is as follows:

For the years ended December 31—
2008	$7,309
2009	5,331
2010	5,307
2011	5,141
2012	5,141
Thereafter	33,685

$61,914

  Other Assets

        Included in other assets are net deferred debt issuance costs of $1,498 as of December 31, 2007 which relate to the new syndicated credit agreement the Company entered into for the acquisition of DYNAenergetics. These costs are being amortized over a five-year period which is the term of the syndicated credit agreement.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Customer Advances

        On occasion, the Company requires customers to make advance payments prior to the shipment of their orders in order to keep customers' credit at acceptable levels. As of December 31, 2007 and 2006, customer advances totaled $4,593 and $2,394, respectively, and originated from several customers.

  Revenue Recognition

        Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed. All issues of conformity of the product to specifications are resolved before the product is shipped and billed. Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters and shaped charges, as well as, seismic related explosives and accessories, are standard in nature. In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured. For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, the Company will account for such anticipated loss.

  Net Income Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the year ended December 31, 2007
	Income	Shares	Per share Amount
Basic earnings per share:
Net income	$24,587	12,083,851	$2.03

Dilutive effect of options to purchase common stock	—	189,284
Dilutive effect of restricted stock awards	—	20,023

Diluted earnings per share:
Net income	$24,587	12,293,158	$2.00

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	For the year ended December 31, 2006
	Income	Shares	Per share Amount
Basic earnings per share:
Net income	$20,764	11,841,373	$1.75

Dilutive effect of options to purchase common stock	—	371,408
Dilutive effect of restricted stock awards	—	294

Diluted earnings per share:
Net income	$20,764	12,213,075	$1.70

	For the year ended December 31, 2005
	Income	Shares	Per share Amount
Basic earnings per share:
Net income	$10,372	11,290,053	$0.92

Dilutive effect of options to purchase common stock	—	622,584
Dilutive effect of convertible subordinated note, net of tax	23	174,247

Diluted earnings per share:
Net income	$10,395	12,086,884	$0.86

  Derivative Financial Instruments

        The Company uses an interest rate swap agreement to manage its interest rate risk on a significant portion of its variable rate term loan debt. The Company's accounting method for its interest rate swap agreement involves designating the derivative arrangement as a hedge in accordance with accounting principals generally accepted in the United States and as a result, changes in the fair vale of the swap agreement are recorded in other comprehensive income with the offset as a swap agreement asset or liability. It is the Company's policy to execute such arrangements with creditworthy banks.

  Fair Value of Financial Instruments

        The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and notes receivable are considered to approximate fair value due to the short-term nature of these instruments. The fair value of the Company's long-term debt is estimated to approximate carrying value based on the borrowing rates currently available to the Company for bank loans with similar terms and average maturities. The majority of the Company's debt was incurred in connection with the recent acquisition of DYNAenergetics.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences based on enacted tax laws of temporary differences between the financial reporting and tax bases of assets and liabilities. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (see Note 7).

  Related Party Transactions

        Nobelclad purchases explosives used in its cladding operation from Nobel Explosifs France, which was a wholly owned subsidiary of Groupe SNPE, the parent company of SNPE who is the Company's former majority stockholder. For the period ended May 15, 2006 and the year ended December 31, 2005, these purchases totaled $406 and $820, respectively.

        The Company also has related party transactions with its unconsolidated joint ventures, as well as with the minority interest partner of its consolidated joint venture. A summary of those transactions and balances as of December 31, 2007 and for the period of November 16, 2007 through December 31, 2007 is summarized below:

	Perfoline	DYNAenergetics RUS	KazDYNAenergetics	Minority Interest Partner	Total
Sales to	—	445	58	—	503

Interest income from	6	—	—	—	6

Accounts receivable and loan to	523	449	131	—	1,103

Accounts payable and loan from	120	—	—	205	325

  Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents and accounts receivable. Generally, the Company does not require collateral to secure receivables. At December 31, 2007 the Company has no significant financial instruments with off-balance sheet risk of accounting losses, such as options contracts or other foreign currency hedging arrangements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Other Cumulative Comprehensive Income

        Other cumulative comprehensive income as of December 31, 2007, 2006 and 2005 consisted of the following:

	2007	2006	2005
Currency translation adjustment	$3,690	$1,713	$485
Interest rate swap valuation adjustment, net of tax	(147)	—	—

	$3,543	$1,713	$485

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB issued a staff position statement ("FSP") in February 2008 that defers the required interpretation date of SFAS 157 for certain assets and liabilities. Any amounts recognized upon adoption as a cumulative effect adjustment will be recorded to the opening balance of retained earnings in the year of adoption. The Company is in the process of determining the effect, if any, the adoption of SFAS 157 will have on its results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on January 1, 2009. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, the adoption SFAS Nos. 141(R) and 160 will have on its results of operations or financial position.

  Reclassifications

        Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform to the 2007 presentation.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(3) ACQUISITION

        As discussed in Note 1, the Company completed its acquisition of DYNAenergetics on November 15, 2007. DYNAenergetics manufacturers clad metal plates and various explosives-related oilfield products and operates under two business segments: Explosive Metalworking and Oilfield Products. The acquisition enhances the Company's ability to address growing worldwide demand for clad metal plates and expands the Company's position in the global explosion welding market. The addition of the Oilfield Products business segment will augment the Company's involvement in specialized explosive manufacturing processes and position the Company within the growing international oil and gas services industry.

        As part of the Oilfield Products business segment, the Company has several joint ventures, most of which are unconsolidated and accounted for under the equity method (see Note 4).

        The acquisition was valued at $112,144 and was financed by (i) the payment of $81,224 in cash, net of cash acquired of $1,870 and transaction related taxes of $3,708 (2,530 Euros) due from one of the sellers and withheld by the Purchaser, (ii) the issuance of 251,041 shares of common stock of the Company (valued at $13,509), and (iii) the assumption of approximately $11,833 (8,074 Euros) of DYNAenergetics debt. The cash portion of the purchase price was financed using proceeds from the new syndicated credit agreement (see Note 5) and existing available cash.

        The purchase price of the acquisition was allocated to the Company's tangible and identifiable intangible assets based on their estimated fair values as set forth below. Property, plant and equipment were recorded at fair values based on appraisals performed as of the acquisition date. The preliminary allocation to identifiable intangible assets was based on preliminary valuation data and the estimates and assumptions are subject to change. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill. The Company is still in the process of analyzing other potential purchase accounting adjustments including compiling remaining acquisition related

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(3) ACQUISITION (Continued)

expenses. The preliminary allocation of the purchase price to the assets and liabilities of DYNAenergetics is as follows:

Current assets	$30,222
Property, plant and equipment	7,845
Intangible assets	62,794
Goodwill	45,143
Investment in joint ventures	1,324
Other assets	11

Total assets acquired	147,339
Current liabilities	14,239
Long term debt	11,833
Deferred tax liabilities	19,850
Other long term liabilities	1,096
Minority interest	10

Total liabilities acquired	47,028

Net assets acquired	$100,311

        The Company acquired identifiable finite-lived intangible assets as a result of the acquisition of DYNAenergetics. The finite-lived intangible assets acquired are preliminarily classified and valued as follows:

	Value	Weighted Average Amortization Period
Core technology	$24,531	20 years
Customer relationships	33,099	9 years
Trademarks / Trade names	2,672	9 years
Order backlog DYNAplat	2,492	Within 1 year

Total intangible assets	$62,794

        These amounts are included in Intangible Assets and further discussed in Note 2.

        The Company acquired Goodwill in the amount of $45,143 as a result of the acquisition of DYNAenergetics. The amount of goodwill assigned to each reportable segment is as follows:

Value
Explosive Metalworking	$24,669
Oilfield Products	20,474

Total intangible assets	$45,143

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(3) ACQUISITION (Continued)

        The following table presents the pro-forma combined results of operations assuming (i) the acquisition had occurred on January 1, 2007 and January 1, 2006; (ii) pro-forma amortization expense of the purchased intangible assets and (iii) pro-forma interest expense assuming the Company utilized its syndicated credit agreement to finance the acquisition:

	(Unaudited)
	For the year ended December 31,
	2007	2006
Net sales	$222,004	$152,299

Income from operations of continuing operations	$43,229	$30,054

Net income	$24,676	$16,385

Net income per share:
Basic	$2.01	$1.35

Diluted	$1.97	$1.31

        The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

(4) INVESTMENT IN JOINT VENTURES

        Operating results include the Company's proportionate share of income from joint ventures, which consist of unconsolidated joint ventures accounted for under the equity method. These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company's Oilfield Products business segment) include the following: (1) 53.5% interest in Perfoline, which is a Russian manufacturer of perforating gun systems; (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company's oilfield products and (3) 60% interest in KazDYNAenergetics which is a Kazakhstan trading company that sells the Company's oilfield products. Due to certain minority interest veto rights that effectively require the minority interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements. Investments in these joint ventures totaled $1,361 as of December 31, 2007.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(4) INVESTMENT IN JOINT VENTURES (Continued)

        Summarized unaudited financial information for the joint ventures accounted for under the equity method as of December 31, 2007 and for the period from November 15, 2007 through December 31, 2007 is as follows:

Current assets	$4,148
Noncurrent assets	666

Total assets	$4,814

Current liabilities	$1,400
Noncurrent liabilities	1,048
Equity	2,366

Total liabilities and equity	$4,814

Net sales	$1,377

Operating income	$199

Net income	$135

Equity in earnings of joint ventures	$24

(5) DEBT

        Lines of credit consist of the following at December 31, 2007 and 2006:

	2007	2006
Commerzbank revolving line of credit	$3,225	$—
Commerzbank line of credit	1,473	—
Deutsche Bank revolving line of credit	680	—
Nord LB line of credit	2,209	—

	7,587	—
Less current portion	(7,587)	—

Long-term lines of credit	$—	$—

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(5) DEBT (Continued)

        Long-term debt consists of the following at December 31, 2007 and 2006:

	2007	2006
Syndicated credit agreement term loan	$45,000	$—
Syndicated credit agreement Euro term loan	20,621	—
Euro term loan—French bank	427	764
Nord LB 3,000 Euro term loan	3,314	—
Nord LB 500 Euro term loan	203	—

	69,565	764
Less current maturities	(8,035)	(382)

Long-term debt	$61,530	$382

  Lines of Credit with German Banks

        In connection with its November 15, 2007 acquisition of DYNAenergetics, the Company assumed four lines of credit with three German banks. These lines of credit provide total borrowing capacity of 7,500 Euros and are also used by the Company to issue bank guarantees to its customers to secure advance payment made by them. These lines of credit had borrowings totaling $7,587 outstanding as of December 31, 2007. Bank guarantees outstanding as of December 31, 2007 totaled 857 Euros ($1,261 based upon the December 31, 2007 exchange rate). Two of the lines of credit bear interest at EURIBOR based variable rates with a weighted average interest rate at December 31, 2007 of 7.71%. The remaining two lines of credit bear interest at fixed rates with a weighted average interest rate at December 31, 2007 of 6.33%. Two of the lines of credit (with 2,000 Euros in borrowing capacity and 1,961 Euros ($2,889) outstanding as December 31, 2007) have open-ended terms but can be cancelled by the banks at any time. The remaining lines of credit expire in 2008.

  Wells Fargo Bank Line of Credit

        The Company had a $10,000 credit facility with Wells Fargo Bank, National Association. Borrowings under the credit facility carried interest at either the Bank's prime rate less 0.5% or LIBOR plus 2% and were secured by accounts receivable, inventory and any equipment acquired after the date of the agreement. This credit facility was terminated on November 15, 2007 when the Company entered into the new syndicated credit agreement.

  Swedish Bank Line of Credit

        The Company maintains a 4,000 Swedish Krona line of credit ($625 based upon the December 31, 2007 exchange rate) with a Swedish bank for its Nitro Metall operations. As of December 31, 2007 and 2006, there were no outstanding borrowings under this line of credit. Borrowings under the line of credit are secured by real estate used in Nitro Metall's operations. This line of credit carries an interest rate equal to the basic rate stipulated by the Central Bank of Sweden ("Repo Rate"), which was 4.0% as of December 31, 2007. Consistent with previous years, the line of credit expired on December 31, 2007 and was renewed on January 1, 2008 for an additional one- year term.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(5) DEBT (Continued)

  Syndicated Credit Agreement

        In connection with the acquisition of DYNAenergetics, the Company entered into a five-year syndicated credit agreement on November 15, 2007. The credit agreement, which provides for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks, with JP Morgan Chase Bank, N.A. acting as administrative agent for the U.S. Dollar loans and JP Morgan Europe Ltd. acting as administrative agent for the Euro loans. The credit facility expires on November 16, 2012.

        U.S. Dollar Loans: At the Company's option, borrowings under the $45,000 term loan and the $25,000 revolving loan can be in the form of Alternate Base Rate loans ("ABR" borrowings are based on the greater of adjusted Prime rates, adjusted CD rates or adjusted Federal Funds rates) or one, two, three, or six month LIBOR loans. ABR loans bear interest at the defined ABR rate plus .25% (at the Company's current leverage ratio) and LIBOR loans bear interest at the applicable LIBOR rate plus 1.75% (at the Company's current leverage ratio). As of December 31, 2007, all borrowings under the $45,000 term loan are set with the one month LIBOR option bearing interest at an all-in rate of 6.78%. The $45,000 term loan requires annual minimum principal payments beginning with $4,500 due on November 16, 2008 and ending with $18,000 due on November 16, 2012. As of December 31, 2007, there were no borrowings under the $25,000 revolving loan.

        Euro Loans: At the Company's option, borrowings under the 14,000 Euro term loan and 7,000 Euro revolving loan can be based on one, two, three, or six month EURIBOR rates and bear interest at the applicable EURIBOR rate plus 1.75% (at the Company's current leverage ratio). As of December 31, 2007, the borrowings under the Euro term loan are based on the one month EURIBOR option bearing interest at an all-in rate of 6.688%. The Euro term loan requires annual minimum principal payments beginning with 1,400 Euros due on November 16, 2008 with a final payment of 5,600 Euros due on November 16, 2012. As of December 31, 2007, there were no borrowings under the 7,000 Euro revolving loan.

        The $45,000 and 14,000 Euro term loans are both subject to additional formula-based annual principal payments if certain excess cash flow measures are met.

        The syndicated credit facility is secured by the assets of the Company including accounts receivable, inventory and fixed assets.

  Term Loan—French Bank

        In June 2001, Nobelclad obtained a term loan from a French bank that provided for borrowings of 1,448 Euros, of which 290 Euros ($427) was outstanding as of December 31, 2007. Borrowings under the term loan bear interest at EURIBOR plus 0.4%. The interest rate on outstanding borrowings as of December 31, 2007 was 4.54%. The final annual principal payment is due in June 2008.

  Nord LB Euro Term Loans

        In connection with its November 15, 2007 acquisition of DYNAenergetics, the Company assumed two Euro term loans with Nord LB. The first is a 3,000 Euro ($4,419 based on the December 31, 2007

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(5) DEBT (Continued)

exchange rate) term loan that DYNAenergetics obtained in September 2006. This loan, which bears interest at a fixed rate of 5.375%, requires quarterly principal payments of 150 Euros ($221 based on the December 31, 2007 exchange rate) plus interest and matures with the final payment in September, 2011 Borrowings outstanding under this term loan agreement totaled $3,314 as of December 31, 2007. DYNAenergetics obtained a second term loan from Nord LB for 500 Euros ($736 based on the December 31, 2007 exchange rate) in February 2003. The term loan bears interest at a fixed rate of 5.57% and requires quarterly principal and interest payments of 29 Euros ($43 based on the December 31, 2007 exchange rate) through February 2009. Borrowings outstanding under this term loan agreement totaled $203 as of December 31, 2007.

  Loan Covenants and Restrictions

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of December 31, 2007, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

  Swap Agreement

        On November 15, 2007, the Company entered into an interest rate swap agreement that effectively converted the LIBOR based variable rate borrowings under the $45,000 term loan to a fixed rate of 6.34%. The Company has designated the swap agreement as an effective cash flow hedge with matched terms in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap agreement asset or liability. As of December 31, 2007, the fair value of swap agreement was a liability of $237. The swap agreement expires on November 16, 2008.

  Scheduled Debt Maturity

        The Company's debt matures as follows:

Year ended December 31—
2008	15,622
2009	10,768
2010	10,727
2011	13,787
2012	26,248

$77,152

(6) STOCK OWNERSHIP AND BENEFIT PLANS

        Through its 1997 Equity Incentive Plan ("1997 Plan"), the Company had provided for grants of both incentive stock options and non-statutory stock options. On September 21, 2006, the Company's

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

stockholders approved, and the Company adopted, the 2006 Stock Incentive Plan ("2006 Plan"). Upon the adoption of the 2006 Plan, the 1997 Plan was terminated with respect to new grants of stock options; however, all unexercised options previously granted under the 1997 Plan remain outstanding. The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards. There are a total of 942,500 shares available for grant under the 2006 Plan (which includes 92,500 rolled over from the 1997 Plan). As of December 31, 2007, the only awards granted under the 2006 Plan were 86,750 shares of restricted stock leaving 855,750 shares available for future grant.

        Prior to January 1, 2006, the Company accounted for its stock-based compensation plan under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations, as permitted by Statement of Financial Accounting Standards No. 123, Accounting and Disclosure of Stock-Based Compensation ("SFAS 123"). Accordingly, no stock-based compensation expense was recognized in the Consolidated Statements of Operations for the full year 2005 because the options granted under the Company's stock-based compensation plan had exercise prices equal to the market value of the underlying common stock on the date of grant. Effective January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") using the modified prospective transition method. Under the transition method, compensation cost recognized in the full year 2007 and 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123R.

        Prior to the adoption of SFAS 123R, the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123R requires tax benefits resulting from deductions in excess of the compensation cost recognized for those options ("excess tax benefits") to be classified as financing cash flows. The $402 and $1,154 of excess tax benefit classified as a financing cash inflow in the Consolidated Statements of Cash Flows for the years ended December 31, 2007 and 2006, respectively, would have been classified as an operating cash inflow if the Company had not adopted SFAS 123R.

        The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations as a result of adopting SFAS 123R on January 1, 2006, and the

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

related decrease in pretax income and net income and earnings per share compared to what it would have reported had it continued to account for stock-based compensation under APB 25:

	2007	2006
Cost of products sold	$168	$71
General and administrative expense	888	493
Selling expense	245	96

Stock-based compensation expense before income taxes	1,301	660
Income tax benefit	(232)	(148)

Stock-based compensation expense, net of income taxes	$1,069	$512

Earnings per share:
Basic—income before income taxes	$0.11	$0.06

Basic—net income	$0.09	$0.04

Diluted—income before income taxes	$0.11	$0.05

Diluted—net income	$0.09	$0.04

        The following table illustrates the effect on net income and basic and diluted earnings per share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based compensation for the year ended December 31, 2005. For purposes of this pro forma disclosure, the value of the options is estimated using a Black-Scholes option-pricing model and amortized to expense over the options' vesting periods. The following assumptions were used in the options pricing model for the year ended December 31, 2005: a risk free interest rate of 3.7%; an expected volatility factor of 91.1%; an expected dividend yield of 0.5%; and an expected life of 4 years.

2005
Net income-as reported	$10,372
Deduct stock-based compensation expense determined under fair value method, net of related tax effects	(481)

Pro forma net income	$9,891

Earnings per share:
Basic—as reported	$0.92

Basic—pro forma	$0.88

Diluted—as reported	$0.86

Diluted—pro forma	$0.82

        The Company's stock-based compensation expense results from stock option grants, restricted stock awards and stock issued under the Employee Stock Purchase Plan.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

        Stock Options: Under the 1997 Plan, incentive stock options were granted at exercise prices that equaled the fair market value of the stock at the date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vested 25% annually and expired ten years from the date of grant. Non-statutory stock options were generally granted at exercise prices that equaled the fair market value of the stock at the date of grant. These options vested over periods ranging from one to four years and had expiration dates ten years from the date of grant. As of December 31, 2007, no options have been granted under the 2006 Plan.

        The fair value for the single option award granted since January 1, 2006 was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 4.35%; an expected volatility factor of 86.6%; an expected dividend yield of .375%; and an expected life of 4 years. The computation of expected volatility is based on historical volatility from the past four years, based on the current expected life of outstanding options. The computation of expected life is based on historical exercise patterns. The interest rate for periods within the contractual life of the award is based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the option granted during the year ended December 31, 2006 was $22.30. Each grant is valued as a single award and compensation expense is recognized on a straight-line basis over the vesting period. In accordance with the modified prospective transition method, results for prior periods have not been restated.

        A summary of stock option activity for the years ended December 31, 2007, 2006 and 2005 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2004	1,052,922	$1.89
Granted	246,754	9.39
Exercised	(707,250)	2.10
Cancelled	(4,000)	4.87

Balance at December 31, 2005	588,426	$4.77
Granted	20,000	35.21
Exercised	(167,400)	2.99
Cancelled	(74,426)	12.08

Balance at December 31, 2006	366,600	$5.76
Granted	—	—
Exercised	(160,600)	4.65
Cancelled	(15,000)	35.21

Balance at December 31, 2007	191,000	$4.39	6.59	$10,412

Exercisable at December 31, 2007	105,000	$3.99	6.20	$5,766

        The intrinsic value of options exercised for the years ended December 31, 2007, 2006 and 2005 was $5,220, $5,141 and $11,256, respectively. As of December 31, 2007, there was $374 of total

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

unrecognized stock-based compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 0.56 years.

        The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2007	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2007	Weighted Average Exercise Price
$1.13 - $1.42	50,750	5.60	$1.33	50,750	$1.33
$1.48 - $1.68	21,250	6.14	$1.56	21,250	$1.56
$4.87 - $4.87	109,000	7.06	$4.87	23,000	$4.87
$20.62 - $20.62	10,000	7.42	$20.62	10,000	$20.62

	191,000	6.59	$4.39	105,000	$3.99

        Restricted Stock Awards: Restricted stock granted to the executive officers and employees of the Company vests in one-third increments on the first, second and third anniversary of the grant. Restricted stock granted to directors of the Company vests on the date of the second annual meeting following the date of grant. The fair value of the restricted stock awards is based on the fair value of the Company's stock on the date of grant and is amortized to compensation expense over the vesting period on a straight line basis.

        A summary of the status of our nonvested shares of restricted stock as of December 31, 2007, and the changes during the year ended December 31, 2007 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2006	52,250	$33.27
Granted	34,500	35.92
Vested	(15,094)	33.19
Forfeited	(2,000)	32.24

Balance at December 31, 2007	69,656	$34.63

        As of December 31, 2007, there was $1,836 of total unrecognized stock-based compensation related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 1.14 years.

  Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan ("ESPP") which is authorized to issue up to 450,000 shares of which 60,351 shares remain available for future purchases. The offerings begin on the

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

first day following each previous offering ("Offering Date") and end six months from the offering date ("Purchase Date"). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company's common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 5,628, 3,429 and 10,794 shares of the Company's stock were purchased during the years ended December 31, 2007, 2006 and 2005, respectively. The Company's total stock-based compensation expense for 2007 and 2006 includes $46 and $28 respectively, in compensation expense associated with the ESPP. The pro forma net income calculation shown above reflects $35 in compensation expense associated with the ESPP for 2005.

  401(k) Plan

        The Company offers a contributory 401(k) plan to its employees. The Company makes matching contributions equal to 100% of each employee's contribution up to 3% and 50% of the next 2% contributed by each employee. Total Company contributions were $287, $217 and $184 for the years ended December 31, 2007, 2006 and 2005, respectively.

(7) INCOME TAXES

        The domestic and foreign components of income before tax for the Company's continuing operations for the years ended December 31 are summarized below:

	2007	2006	2005
Domestic	$32,551	$20,638	$10,530
Foreign	6,169	9,970	5,075

	$38,720	$30,608	$15,605

        The components of the provision for income taxes for the Company's continuing operations for the years ended December 31 are as follows:

	2007	2006	2005
Current—Federal	$10,641	$5,341	$4,631
Current—State	1,592	783	349
Current—Foreign	2,271	3,182	1,705

	14,504	9,306	6,685
Deferred—Federal	(105)	1,922	(1,283)
Deferred—State	(23)	121	(183)
Deferred—Foreign	(229)	(8)	14

	(357)	2,035	(1,452)

	$14,147	$11,341	$5,233

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(7) INCOME TAXES (Continued)

        A reconciliation of the Company's income tax provision for continuing operations computed by applying the Federal statutory income tax rate of 35% in 2007, 2006 and 2005 to income before taxes for the years ended December 31 is as follows:

	2007	2006	2005
Federal income tax at statutory rate	$13,552	$10,713	$5,463
State tax items, net	1,030	629	523
Effect of difference between U.S. Federal and Foreign tax rates	131	(217)	(119)
Permanent differences	(198)	245	924
Tax on foreign dividend received	—	634	—
Tax credits related to the amendment of prior year tax returns	—	—	(706)
Current year tax credits	(177)	(635)	(934)
Changes in valuation allowance	(82)	(2)	177
Other	(109)	(26)	(95)

Provision for income taxes	$14,147	$11,341	$5,233

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(7) INCOME TAXES (Continued)

        The Company's deferred tax assets and liabilities at December 31, 2007 and 2006 consist of the following:

	2007	2006
Deferred tax assets:
Income tax credit carryforward	$417	$115
State net operating loss carryforward	404	42
Inventory and repair reserve	47	76
Allowance for doubtful accounts	114	98
Equity compensation	225	100
Vacation and other compensation accrual	334	357
Capital lease obligations	281	—
Other	261	177

Deferred tax assets	2,083	965
Deferred tax liabilities:
Purchased intangible assets	(19,175)	—
Depreciation and amortization	(1,605)	(1,129)
Investment in joint ventures	(464)	—
Foreign income taxable in future periods	(147)	(105)
Deferred profit	(414)	(360)

Deferred tax liabilities	(21,805)	(1,594)

Net deferred tax assets / (liabilities)	(19,722)	(629)
Valuation allowance	(112)	(175)

Net deferred tax assets / (liabilities)	$(19,834)	$(804)

Net current deferred tax assets / (liabilities)	$728	$708
Net long-term deferred tax assets / (liabilities)	(20,562)	(1,512)

Net deferred tax assets / (liabilities)	$(19,834)	$(804)

        As a result of stock option activity in 2007, 2006 and 2005, the Company recorded tax benefits of $402, $1,154 and $3,728, respectively, directly to additional paid in capital. Thus, these tax benefits, which reduce taxes currently payable, are not reflected in the current income tax provision for those years.

        During the year ended December 31, 2005, the Company completed an analysis of prior year tax credits and related items. As a result of the analysis, the Company filed amended federal and state income tax returns. The amended state returns reported additional net operating losses and credits above the amounts the Company had previously recorded on its books and records. In assessing these additional losses and credits, the Company determined that the utilization of a portion of these was not probable, due to potential changes in the states in which the Company has income tax nexus. Thus, the Company recorded a net valuation allowance of approximately $177 against the deferred tax assets during the year ended December 31, 2005. As of December 31, 2007, the balance of this valuation allowance is $112.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(7) INCOME TAXES (Continued)

        As of December 31, 2007 and 2006, income considered to be permanently reinvested in non-U. S. subsidiaries totaled approximately $9,709 and $11,284, respectively. Deferred income taxes have not been provided on this undistributed income, as the Company does not plan to initiate any action that would require the payment of U. S. income taxes on these earnings. It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income. As a result of providing current Federal and state income taxes on the remaining undistributed foreign earnings as of December 31, 2007 and 2006, $43 and $105 are included in permanent differences reported in the above income tax rate reconciliations for 2007 and 2006, respectively.

        The components of the income tax credit carryforward as of December 31, 2007 are foreign tax credits of $370 (which, if unused, expire between 2012 and 2016) and research related state tax credits of $47 (which expire beginning in 2013). The components of the income tax credit carryforward as of December 31, 2006 are foreign tax credits of $397 (which, if unused, expire in 2012 and 2013) and research related tax credits of $107 (which expire beginning in 2013), net of reserves of $389 against prior research related federal and state credits.

        As of December 31, 2007, the Company has state net operating loss carryforwards of approximately 1,800. Portions of these carryforwards, if unused, will expire beginning at the end of 2010 with the last portion due to expire in 2023.

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. On the adoption date of January 1, 2007, the Company had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2007, the balance of unrecognized tax benefits is $389, and primarily relates to uncertain U.S. Federal tax positions. The unrecognized tax benefits have been reclassified from deferred tax liabilities to other long-term liabilities in 2007. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months following the date of adoption of FIN 48.

        The Company recognizes interest and penalties related to uncertain tax positions in operating expense. As of December 31, 2007, the Company's accrual for interest and penalties related to uncertain tax positions is insignificant.

        The Company's U.S. Federal tax returns for the tax years 2004-2007 remain open to examination while most of the Company's state tax returns remain open to examination for the tax years 2002-2007. The Company's foreign tax returns remain open to examination for the tax years 2004-2007 in France and 2002-2007 in Sweden.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS

        Following the November 15, 2007 acquisition of DYNAenergetics, the Company is organized in the following three segments: Explosive Metalworking, Oilfield Products and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries. The Oilfield Products segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories. AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

        The accounting policies of all the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are separately managed strategic business units that offer different products and services. Each segment's products are marketed to different customer types and require different manufacturing processes and technologies.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS (Continued)

        Segment information is presented for the years ended December 31, 2007, 2006 and 2005 as follows:

	Explosive Metalworking Group	Oilfield Products	AMK Welding	Total
As of and for the year ended December 31, 2007:
Net sales	$155,438	$2,545	$7,192	$165,175

Depreciation and amortization	$2,591	$451	$305	$3,347

Income from operations of continuing operations	$38,902	$(126)	$1,417	$40,193

Equity in earnings of joint ventures	$—	$24	$—	24

Unallocated amounts:
Stock-based compensation				(1,301)
Other expense				(172)
Interest expense				(722)
Interest income				698

Consolidated income before income taxes				$38,720

Segment assets	$146,348	$74,190	$6,031	$226,569

Assets not allocated to segments:
Cash and cash equivalents				9,045
Restricted cash				371
Prepaid expenses and other assets				4,144
Deferred tax assets				770

Consolidated total assets				$240,899

Capital expenditures	$7,196	$92	$1,691	$8,979

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS (Continued)

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

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS (Continued)

	Explosive Metalworking Group	AMK Welding	Total
As of and for the year ended December 31, 2005:
Net sales	$75,582	$3,709	$79,291

Depreciation	$1,328	$199	$1,527

Income from operations of continuing operations	$15,160	$608	$15,768

Unallocated amounts:
Other expense			(7)
Interest expense			(219)
Interest income			63

Consolidated income before income taxes			$15,605

Segment assets	$37,940	$2,949	$40,889

Assets not allocated to segments:
Cash and cash equivalents			5,763
Marketable securities			1,950
Prepaid expenses and other assets			898
Current deferred tax assets			572
Deferred tax assets			819
Other receivables related to discontinued operations			681
Assets of discontinued operations			3,739

Consolidated total assets			$55,311

Capital expenditures	$2,217	$631	$2,848

        The geographic location of the Company's property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2007	2006	2005
United States	$22,056	$16,242	$9,387
France	3,810	3,298	2,751
Sweden	1,499	720	434
Germany	7,998	—	—
Canada	83	—	—

Total	$35,446	$20,260	$12,572

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS (Continued)

        All of the Company's sales are shipped from the manufacturing locations located in the United States, France, Sweden, Germany and Canada. The following represents the Company's net sales based on the geographic location of the customer:

	For the years ended December 31,
	2007	2006	2005
United States	$64,735	$56,395	$32,126
South Korea	16,904	3,080	7,771
Canada	12,588	10,787	7,562
China	10,790	1,055	3,368
Germany	8,626	2,265	939
Belgium	6,727	2,546	2,495
Italy	5,461	3,466	2,208
France	5,280	4,791	2,417
Spain	3,492	2,465	5,369
Netherlands	3,033	1,967	2,757
Thailand	2,597	1,651	—
Norway	2,596	481	469
India	2,355	3,764	140
Malaysia	2,154	358	5,148
Singapore	2,110	149	86
Egypt	1,666	—	—
Sweden	1,378	677	363
United Kingdom	1,278	335	324
Mexico	1,082	1,230	664
Australia	1,039	235	1,940
Russia	607	11,137	838
Other foreign countries	8,677	4,638	2,307

Total	$165,175	$113,472	$79,291

        During the years ended December 31, 2007, 2006 and 2005, no one customer accounted for more than 10% of total net sales.

(9) COMMITMENTS AND CONTINGENCIES

        The Company leases certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable lease agreements. Certain of these leases (primarily equipment related)

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(9) COMMITMENTS AND CONTINGENCIES (Continued)

are recorded as capital leases. Amortization expense associated with the capital leases is combined with depreciation expense of fixed assets. Details of the capital leased assets are as:

2007
Manufacturing equipment and tooling	$815
Furniture, fixtures and computer equipment	134

Total	949
Less: Accumulated amortization	(37)

Net capitalized leased assets	$912

        Future minimum rental commitments under non-cancelable leases are as follows:

	Capital Leases	Operating Leases
Year ended December 31—
2008	$432	$944
2009	187	835
2010	125	608
2011	105	186
2012	77	32
Therafter	87	89

Total minimum payments	1,013	$2,694

Amounts representing interest	(103)

Present value of net minimum lease payments	910
Current portion of capital lease obligations	(389)

Capital lease obligations	$521

        Total rental expense included in operations was $687, $596 and $603 for the years ended December 31, 2007, 2006 and 2005, respectively.

        As part of its agreement with Skandifinanz Bank AG discussed in Note 2, DYNAenergetics sold receivables in the fourth quarter of 2007 in the amount of 853 Euros ($1,256 based on the December 31, 2007 exchange rate). As of the end of January 2008, customers have made payments on all but 90 Euros ($133 based on the December 31, 2007 exchange rate).

        In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007

(Dollars in Thousands, Except Per Share Data)

(10) DISCONTINUED OPERATIONS

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

        On January 10, 2006, the Company sold its purchase option on the Spin Forge real estate to the property owner for $2,300. The completion of this transaction resulted in a pretax gain of $2,197, which was recorded as discontinued operations in the first quarter of 2006. In connection with the sale of the purchase option, the underlying lease agreement was terminated. Accordingly, the capital lease asset of $2,880 and the related lease obligation of the same amount were removed from the Company's balance sheet in the first quarter of 2006.

        Discontinued operations for the year ended December 31, 2006 is summarized as follows:

2006
Gain on sale of real estate purchase option	$2,425
Related income tax expense	(928)

Income from discontinued operations, net of tax	$1,497

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2007.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report. There have been no changes in internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        The management of Dynamic Materials Corporation ("DMC") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of DMC's management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC's internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DYNAenergetics, which is included in the 2007 consolidated financial statements of Dynamic Materials Corporation and constituted $146 million and $(1) million of total and net assets, respectively, as of December 31, 2007 and $6.9 million and $1.5 million of revenues and net loss, respectively, for the year then ended.

        Based on that evaluation, management concluded that DMC's internal control over financial reporting was effective as of December 31, 2007.

        DMC's internal control over financial reporting as of December 31, 2007 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ YVON PIERRE CARIOU Yvon Pierre Cariou President and Chief Executive Officer March 14, 2008
/s/ RICHARD A. SANTA Richard A. Santa Senior Vice President and Chief Financial Officer March 14, 2008

Report of Independent Registered Public Accounting Firm

The Stockholders and the
Board of Directors of Dynamic Materials Corporation:

        We have audited Dynamic Materials Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynamic Materials Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DYNAenergetics, which is included in the 2007 consolidated financial statements of Dynamic Materials Corporation and constituted $146 million and $(1) million of total and net assets, respectively, as of December 31, 2007 and $6.9 million and $1.5 million of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of Dynamic Materials Corporation also did not include an evaluation of the internal control over financial reporting of DYNAenergetics.

        In our opinion, Dynamic Materials Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated March 13, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 13, 2008

ITEM 9B.    Other Information

        Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Item 10 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2007.

ITEM 11.    Executive Compensation

        Item 11 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2007.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2007.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Item 13 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2007.

ITEM 14.    Principal Accountant Fees and Services

        Item 14 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2007.

ITEM 15.    Exhibits and Financial Statement Schedules

(a)   Financial Statements

        See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(b)   Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company's Quarterly report on Form 10-Q/A for the quarter ended March 31, 2004).
3.2	Bylaws of the Company (incorporated by reference to the Company's Quarterly report on Form 10-Q/A for the quarter ended March 31, 2004).
10.1
Credit Agreement dated November 16, 2007, by and among the Company, Dynamic Materials Luxembourg 2 Sàrl, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the revolving loan and the term loan, J.P. Morgan Europe Limited, as administrative agent for the euro term loan and JPMorgan Securities Inc., as sole bookrunner and lead arranger (incorporated by reference to the Company's Form 8-K filed with the Commission on November 19, 2007).

10.2
Purchase, Sale and Assignment Agreement dated November 15, 2007, by and among the Company, DYNAenergetics Holding GmbH, Rolf Rospek, Patrick Xylander, Uwe Gessel, OaG Beteiligungs-GmbH and Volker Mertens (incorporated by reference to the Company's Form 8-K filed with the Commission on November 19, 2007).
10.3	Employment Agreement, dated as of March 3, 2005, by and between the Company and Yvon Cariou (incorporated by reference to the Company's Form 10-K filed with the Commission on March 22, 2005) *
10.4	Employment Agreement, dated as of March 3, 2005, by and between the Company and Richard A. Santa (incorporated by reference to the Company's Form 10-K filed with the Commission on March 22, 2005) *
10.5	Employment Agreement, dated as of March 3, 2005, by and between the Company and John G. Banker (incorporated by reference to the Company's Form 10-K filed with the Commission on March 22, 2005) *
10.6
Managing Director Agreement dated November 15, 2007, between Dynaenergetics Beteiligungs-GmbH and Rolf Rospek (incorporated by reference to the Company's Form 8-K filed with the Commission on November 19, 2007). *
10.7	Form of Directors and Officers Indemnification Agreement (incorporated by reference to the Company's Form 10-K filed with the Commission on March 30, 2000).
10.8	Dynamic Materials Corporation 2006 Stock Incentive Plan (incorporated by reference to the Company's Form 10-Q filed with the Commission on November 2, 2006) *
10.9	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to the Company's Form 8-K filed with the Commission on June 12, 2007). *
10.10	Form of Non-Executive Director Restricted Stock Award Agreement (incorporated by reference to the Company's Form 8-K filed with the Commission on June 12, 2007). *
21.1	Subsidiaries of the Company
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan.

(c)   Financial Statement Schedules

        See Schedule II beginning on page 92 of this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION
March 14, 2008	By:	/s/ RICHARD A. SANTA Richard A. Santa Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ YVON PIERRE CARIOU Yvon Pierre Cariou	President and Chief Executive Officer (Principal Executive Officer)	March 14, 2008
/s/ RICHARD A. SANTA Richard A. Santa	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2008
/s/ JOHN G. BANKER John G. Banker	Senior Vice President, Customers and Technology (Executive Officer)	March 14, 2008
/s/ DEAN K. ALLEN Dean K. Allen	Chairman and Director	March 14, 2008
/s/ RICHARD P. GRAFF Richard P. Graff	Director	March 14, 2008
/s/ BERNARD HUEBER Bernard Hueber	Director	March 14, 2008
/s/ GERARD MUNERA Gerard Munera	Director	March 14, 2008
/s/ ROLF ROSPEK Rolf Rospek	Director	March 14, 2008

DYNAMIC MATERIALS CORPORATION
INDEX TO SCHEDULE II
AS OF DECEMBER 31, 2007

Page
Report of Independent Registered Public Accounting Firm	91
Schedule II (a)	92
Schedule II (b)	92
Schedule II (c)	92

Report of Independent Registered Public Accounting Firm

To the Stockholders and the
Board of Directors of Dynamic Materials Corporation:

        We have audited the consolidated financial statements of Dynamic Materials Corporation and subsidiaries as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated March 13, 2008 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 13, 2008

DYNAMIC MATERIALS CORPORATION
SCHEDULE II(a)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income	Accounts receivable written off	Other Adjustments		Balance at end of period
Year ended—
December 31, 2005	$280	$49	$(28)	$—		$301
December 31, 2006	$301	$42	$(7)	$(76)		$260
December 31, 2007	$260	$62	$—	$212	*	$534

*
Resulting from the acquisition of DYNAenergetics

DYNAMIC MATERIALS CORPORATION
SCHEDULE II(b)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
WARRANTY RESERVE

	Balance at beginning of period	Additions charged to income	Repair allowed	Other Adjustments		Balance at end of period
Year ended—
December 31, 2005	$141	$498	$(118)	$—		$521
December 31, 2006	$521	$—	$(406)	$—		$115
December 31, 2007	$115	$11	$(66)	$353	*	$413

*
Resulting from the acquisition of DYNAenergetics

DYNAMIC MATERIALS CORPORATION
SCHEDULE II(c)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
INVENTORY RESERVE

	Balance at beginning of period	Additions charged to income	Inventory write-offs	Balance at end of period
Year ended—
December 31, 2005	$170	$158	$(163)	$165
December 31, 2006	$165	$218	$(103)	$280
December 31, 2007	$280	$263	$(278)	$265

QuickLinks

PART I
  ITEM 1. Business
  ITEM 1A. Risk Factors
  ITEM 1B. Unresolved Staff Comments
  ITEM 2. Properties
  ITEM 3. Legal Proceedings
  ITEM 4. Submission of Matters to a Vote of Security Holders
PART II
  ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
FINANCIAL PERFORMANCE
  ITEM 6. Selected Financial Data
  ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  ITEM 7A. Quantitative and Qualitative Disclosure about Market Risk
  ITEM 8. Financial Statements and Supplementary Data
DYNAMIC MATERIALS CORPORATION AND SUBSIDIARY INDEX TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2007 and 2006 and for the Three Years Ended December 31, 2007, 2006 and 2005
Report of Independent Registered Public Accounting Firm
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2007 AND 2006 (Dollars in Thousands)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Dollars in Thousands, Except Share Data)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Amounts in Thousands)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005 (Dollars in Thousands)
  ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
  ITEM 9A. Controls and Procedures
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm
  ITEM 9B. Other Information
PART III
  ITEM 10. Directors, Executive Officers and Corporate Governance
  ITEM 11. Executive Compensation
  ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  ITEM 13. Certain Relationships and Related Transactions, and Director Independence
  ITEM 14. Principal Accountant Fees and Services
  ITEM 15. Exhibits and Financial Statement Schedules
SIGNATURES
DYNAMIC MATERIALS CORPORATION INDEX TO SCHEDULE II AS OF DECEMBER 31, 2007
Report of Independent Registered Public Accounting Firm
DYNAMIC MATERIALS CORPORATION SCHEDULE II(a)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES ALLOWANCE FOR DOUBTFUL ACCOUNTS
DYNAMIC MATERIALS CORPORATION SCHEDULE II(b)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES WARRANTY RESERVE
DYNAMIC MATERIALS CORPORATION SCHEDULE II(c)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES INVENTORY RESERVE