Form 10-Q
period 2008-03-31
DYNAMIC MATERIALS CORP
filed 2008-05-02
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).    Yes  ☐   No  ☒

The number of shares of Common Stock outstanding was 12,602,768 as of April 30, 2008.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I, Item 1- Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 1A – Risk Factors. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “anticipate”, “estimate”, “expect”, “intend” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$17,610	$9,045
Restricted cash	—	371
Accounts receivable, net of allowance for doubtful accounts of $493 and $534, respectively	35,341	39,833
Inventories	44,293	41,628
Prepaid expenses and other	2,371	2,022
Related party receivable and loan	1,245	1,103
Current deferred tax assets	899	728

Total current assets	101,759	94,730

PROPERTY, PLANT AND EQUIPMENT	53,287	49,590
Less - Accumulated depreciation	(15,552)	(14,144)

Property, plant and equipment, net	37,735	35,446

GOODWILL, net	49,620	45,862

PURCHASED INTANGIBLE ASSETS, net	63,925	61,914

DEFERRED TAX ASSETS	84	42

OTHER ASSETS, net	1,618	1,544

INVESTMENT IN JOINT VENTURES	1,474	1,361

TOTAL ASSETS	$256,215	$240,899

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2008	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$19,703	$22,590
Accrued expenses	8,971	8,566
Accrued income taxes	3,286	1,212
Accrued employee compensation and benefits	3,863	5,521
Customer advances	2,563	4,593
Related party accounts payable and loans	351	325
Lines of credit - current	7,265	7,587
Current maturities on long-term debt	8,293	8,035
Current portion of capital lease obligations	417	389

Total current liabilities	54,712	58,818

LINES OF CREDIT	4,741	—

LONG-TERM DEBT	62,778	61,530

CAPITAL LEASE OBLIGATIONS	448	521

DEFERRED TAX LIABILITIES	21,046	20,604

OTHER LONG-TERM LIABILITIES	1,234	1,147

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	144,959	142,620

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized; 12,602,768 and 12,433,768 shares issued and outstanding, respectively	630	622
Additional paid-in capital	38,995	38,246
Retained earnings	61,113	55,868
Other cumulative comprehensive income	10,518	3,543

Total stockholders’ equity	111,256	98,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$256,215	$240,899

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended
	March 31,
	2008	2007
NET SALES	$58,393	$33,094
COST OF PRODUCTS SOLD	40,682	22,243
Gross profit	17,711	10,851
COSTS AND EXPENSES:
General and administrative expenses	3,119	1,662
Selling expenses	2,841	1,647
Amortization expense of purchased intangible assets	2,361	—
Total costs and expenses	8,321	3,309
INCOME FROM OPERATIONS	9,390	7,542
OTHER INCOME (EXPENSE):
Other expense	(149)	(7)
Interest expense	(1,279)	—
Interest income	239	188
Equity in earnings of joint ventures	16	—
INCOME BEFORE INCOME TAXES	8,217	7,723
INCOME TAX PROVISION	2,972	2,841
NET INCOME	$5,245	$4,882
INCOME PER SHARE:
Basic	$0.42	$0.41
Diluted	$0.42	$0.40
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,377,019	12,009,577
Diluted	12,557,068	12,222,601

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2008

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period
Balances, December 31, 2007	12,434	$622	$38,246	$55,868	$3,543	$98,279

Shares issued for stock option exercises	25	1	92	—	—	93
Restricted stock awards	144	7	(7)	—	—	—
Stock-based compensation	—	—	664	—	—	664
Net income	—	—	—	5,245	—	5,245	5,245
Derivative valuation, net of tax of $174	—	—	—	—	(285)	(285)	(285)
Change in cumulative foreign currency translation adjustment	—	—	—	—	7,260	7,260	7,260
Balances, March 31, 2008	12,603	$630	$38,995	$61,113	$10,518	$111,256	$12,220

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in Thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,245	$4,882
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation (including capital lease amortization)	1,113	395
Amortization of purchased intangible assets	2,361	—
Amortization of capitalized debt issuance costs	60	—
Stock-based compensation	664	224
Deferred income tax benefit	(1,174)	(46)
Equity in earnings of joint ventures	(16)	—
Change in -
Restricted cash	377	3,059
Accounts receivable, net	5,968	553
Inventories	(670)	(2,487)
Prepaid expenses and other	(580)	6
Accounts payable	(3,837)	(2,011)
Customer advances	(2,144)	46
Accrued expenses and other liabilities	(118)	212

Net cash provided by operating activities	7,249	4,833

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,361)	(3,257)
Change in other non-current assets	15	—

Net cash used in investing activities	(2,346)	(3,257)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in Thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on Nord LB term loans	(265)	—
Borrowings on bank lines of credit, net	3,665	—
Payment of capital lease obligations	(105)	—
Payment of deferred debt issuance costs	(125)	—
Change in other long-tem liabilities	16	5
Net proceeds from issuance of common stock to employees and directors	93	278

Net cash provided by financing activities	3,279	283

EFFECTS OF EXCHANGE RATES ON CASH	383	34

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,565	1,893

CASH AND CASH EQUIVALENTS, beginning of the period	9,045	17,886

CASH AND CASH EQUIVALENTS, end of the period	$17,610	$19,779

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Data)

(unaudited)

1.      BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  The equity method is used to account for our ownership in subsidiaries where we do not have controlling interest.  All significant intercompany accounts, profits and transactions have been eliminated in consolidation.

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

Related Party Transactions

The Company has related party transactions with its unconsolidated joint ventures, as well as with the minority partner of its consolidated joint venture.  A summary of those transactions and balances as of March 31, 2008 and for the three months ended March 31, 2008 is presented below:

				Minority Interest
	Perfoline	DYNAenergetics RUS	KazDYNAenergetics	Partner	Total
Sales to	33	—	235	524	792
Interest income from	13	—	—	—	13
Accounts receivable and loan to	559	1	316	369	1,245
Accounts payable and loan from	112	—	—	239	351

A summary of related party balances as of December 31, 2007 is presented below:

				Minority Interest
	Perfoline	DYNAenergetics RUS	KazDYNAenergetics	Partner	Total

Accounts receivable and loan to	523	449	131	—	1,103
Accounts payable and loan from	120	—	—	205	325

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential dilutive effects of dilutive securities.  The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended March 31, 2008
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$5,245	12,377,019	$0.42

Dilutive effect of options to purchase common stock	—	144,717
Dilutive effect of restricted stock awards	—	35,332
Diluted earnings per share:
Net income	$5,245	12,557,068	$0.42

	For the three months ended March 31, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$4,882	12,009,577	$0.41

Dilutive effect of options to purchase common stock	—	209,141
Dilutive effect of restricted stock awards	—	3,883
Diluted earnings per share:
Net income	$4,882	12,222,601	$0.40

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB issued a staff position statement (“FSP”) in February 2008 that deferred the required interpretation date of SFAS 157 for certain assets and liabilities.  The adoption of SFAS 157 in the three months ended March 31, 2008 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities during the three months ended March 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

3.                                      ACQUISITION

On November 15, 2007, the Company and a newly-formed subsidiary, DYNAenergetics Holding GmbH (the “Purchaser”), entered into a Purchase, Sale and Assignment Agreement (the “Purchase Agreement”) with Rolf Rospek, Patrick Xylander, Uwe Gessel, and Oag Beteiligungs-GmbH, a German limited liability company (collectively the “Sellers”). Pursuant to the terms of the Purchase Agreement, on November 15, 2007 the Purchaser acquired 100% of the issued and outstanding shares of DYNAenergetics Beteiligungs-GmbH and all of the interests in DYNAenergetics GmbH and Co. KG (collectively, “DYNAenergetics”) from the Sellers.

DYNAenergetics manufactures clad metal plates and various explosives-related oilfield products and operates under two business segments: Explosive Metalworking and Oilfield Products. The acquisition enhances the Company’s ability to address growing worldwide demand for clad metal plates and expands the Company’s position in the global explosion welding market. The addition of the Oilfield Products business segment will augment the Company’s involvement in specialized explosive manufacturing processes and position the Company within the growing international oil and gas services industry.

As part of the Oilfield Products business segment, the Company has several joint ventures, most of which are unconsolidated and accounted for under the equity method (see Note 4).

The acquisition was valued at $112,587 and was financed by (i) the payment of $81,667 in cash, net of cash acquired of $1,870 and transaction related taxes of $3,708 (2,530 Euros) due from one of the sellers and withheld by the Purchaser, (ii) the issuance of 251,041 shares of common stock of the Company (valued at $13,509), and (iii) the assumption of approximately $11,833

(8,074 Euros) of DYNAenergetics debt. The cash portion of the purchase price was financed using proceeds from the new syndicated credit agreement and existing available cash.

The purchase price of the acquisition was allocated to the Company’s tangible and identifiable intangible assets based on their estimated fair values as set forth below. Property, plant and equipment were recorded at fair values based on appraisals performed as of the acquisition date. The preliminary allocation to identifiable intangible assets was based on preliminary valuation data and the estimates and assumptions are subject to change. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill. The Company is still in the process of analyzing other potential purchase accounting adjustments including compiling remaining acquisition related expenses.

The preliminary allocation of the purchase price to the assets and liabilities of DYNAenergetics is as follows:

Current assets	$30,222
Property, plant and equipment	7,845
Intangible assets	62,794
Goodwill	45,871
Investment in joint ventures	1,324
Other assets	11
Total assets acquired	148,067

Current liabilities	14,524
Long term debt	11,833
Deferred tax liabilities	19,850
Other long term liabilities	1,096
Minority interest	10
Total liabilities acquired	47,313
Net assets acquired	$100,754

The Company acquired identifiable finite-lived intangible assets as a result of the acquisition of DYNAenergetics. The finite-lived intangible assets acquired are preliminarily classified and valued as follows:

		Weighted Average
		Amortization
	Value	Period
Core technology	$24,531	20 years
Customer relationships	33,099	9 years
Trademarks / Trade names	2,672	9 years
Order backlog DYNAplat	2,492	Within 1 year
Total intangible assets	$62,794

The Company acquired Goodwill in the amount of $45,871 as a result of the acquisition of DYNAenergetics. The amount of goodwill assigned to each reportable segment is as follows:

Value
Explosive Metalworking	$25,196
Oilfield Products	20,675
Total goodwill	$45,871

Goodwill as of March 31, 2008 amounts to $49,620 and the change from December 31, 2007 primarily reflects the impact of foreign currency translation.

The following table presents the unaudited, pro-forma combined results of operations for the three months ended March 31, 2007 assuming (i) the acquisition had occurred on January 1, 2007; (ii) pro-forma amortization expense of the purchased intangible assets and (iii) pro-forma interest expense assuming the Company utilized its syndicated credit agreement to finance the acquisition:

2007
Net sales	$46,064
Income from operations	$7,050
Net income	$3,690

Net income per share:
Basic	$0.30
Diluted	$0.30

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.                                      INVESTMENT IN JOINT VENTURES

Operating results include the Company’s proportionate share of income from joint ventures, which consist of unconsolidated joint ventures accounted for under the equity method. These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company’s Oilfield Products business segment) include the following: (1) 53.5% interest in Perfoline, which is a Russian manufacturer of perforating gun systems; (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company’s oilfield products and (3) 60% interest in KazDYNAenergetics which is a Kazakhstan trading company that sells the Company’s oilfield products. Due to certain minority interest veto rights that effectively require the minority interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements. Investments in these joint ventures totaled $1,474 and $1,361 as of March 31, 2008 and December 31, 2007, respectively.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 is as follows:

	March 31,	December 31,
	2008	2007
Current assets	$4,191	$4,148
Noncurrent assets	713	666
Total assets	$4,904	$4,814

Current liabilities	$946	$1,400
Noncurrent liabilities	1,447	1,048
Equity	2,511	2,366
Total liabilities and equity	$4,904	$4,814

Net sales	$2,203
Gross profit	$413
Operating income	$171
Net loss	$(14)
Equity in earnings of joint ventures	$16

5.             INVENTORY

The components of inventory are as follows at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(unaudited)
Raw materials	$13,545	$13,744
Work-in-process	25,536	23,699
Finished goods	4,614	3,564
Supplies	598	621
	$44,293	$41,628

6.             PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2008:

		Accumulated
	Gross	Amortization	Net
Core technology	$26,446	$(496)	$25,950
Customer relationships	35,683	(1,487)	34,196
Trademarks / Trade names	2,880	(162)	2,718
Order backlog DYNAplat	2,686	(1,625)	1,061
Total intangible assets	$67,695	$(3,770)	$63,925

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2007:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,653	$(154)	$24,499
Customer relationships	33,263	(461)	32,802
Trademarks / Trade names	2,685	(50)	2,635
Order backlog DYNAplat	2,504	(526)	1,978
Total intangible assets	$63,105	$(1,191)	$61,914

The increase in the gross value of our purchased intangible assets from December 31, 2007 to March 31, 2008 is due to the impact of foreign currency translation.

7.                DEBT

Lines of credit consist of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(unaudited)
Syndicated credit agreement revolving loan	$4,741	$—
Commerzbank revolving line of credit	1,388	3,225
Commerzbank line of credit	1,580	1,473
Deutsche Bank revolving line of credit	788	680
Nord LB line of credit	3,509	2,209
	12,006	7,587
Less current portion	(7,265)	(7,587)
Long-term lines of credit	$4,741	$—

Long-term debt consists of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
	(unaudited)
Syndicated credit agreement term loan	$45,000	$45,000
Syndicated credit agreement Euro term loan	22,120	20,621
Euro term loan - French bank	458	427
Nord LB 3,000 Euro term loan	3,318	3,314
Nord LB 500 Euro term loan	175	203
	71,071	69,565
Less current maturities	(8,293)	(8,035)
Long-term debt	$62,778	$61,530

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios. As of March 31, 2008, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Swap Agreement

On November 15, 2007, the Company entered into an interest swap agreement that effectively converted the LIBOR based variable rate borrowings under the $45,000 term loan to a fixed rate of 6.34%. The company has designated the swap agreement as an effective cash flow hedge with matched terms in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap asset or liability. As of March 31, 2008, the fair value of the swap agreement was a liability of $696. The swap agreement expires on November 16, 2008.

8.                BUSINESS SEGMENTS

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

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies. The Company’s reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and requires different manufacturing processes and technologies. Segment information is presented for the three months ended March 31, 2008 and 2007 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended March 31, 2008:
Net sales	$51,644	$4,450	$2,299	$58,393
Depreciation and amortization	$2,384	$982	$108	$3,474
Income (loss) from operations	$9,982	$(565)	$637	$10,054
Equity in earnings of joint ventures	$—	$16	$—	16
Unallocated amounts:
Stock-based compensation				(664)
Other expense				(149)
Interest expense				(1,279)
Interest income				239
Consolidated income before income taxes				$8,217

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended March 31, 2007:
Net sales	$31,495	$1,599	$33,094
Depreciation	$335	$60	$395
Income from operations	$7,502	$264	$7,766
Unallocated amounts:
Stock-based compensation			(224)
Other expense			(7)
Interest income			188
Consolidated income before income taxes			$7,723

During the three months ended March 31, 2008, sales to one customer represented approximately $5,974 (10.2%) of total net sales. During the three months ended March 31, 2007, sales to one customer represented approximately $5,417 (16%) of total net sales.

9.                COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended
	March 31,
	2008	2007
Net income for the period	$5,245	$4,882
Interest rate swap valuation adjustment, net of tax	(285)	—
Foreign currency translation adjustment	7,260	61
Comprehensive income	$12,220	$4,943

Accumulated other cumulative comprehensive income as of March 31, 2008 and December 31, 2007 consisted of the following:

	March 31,	December 31,
	2008	2007
	(unaudited)
Currency translation adjustment	$10,950	$3,690
Interest rate swap valuation adjustment, net of tax	(432)	(147)
	$10,518	$3,543

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007.

Unless stated otherwise, all dollar figures in this discussion are presented in thousands (000’s).

Executive Overview

Historically, our business has been organized into two segments:  Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding.  On November 15, 2007, we acquired 100% ownership of a German company, DYNAenergetics.  DYNAenergetics operates two distinct businesses which have historically been known as DYNAplat and DYNAwell.  DYNAplat is a manufacturer of explosion clad products similar to those manufactured by DMC Clad and its operating results from the date of acquisition are included in our Explosive Metalworking segment.  DYNAwell manufactures a number of products for the perforation of oil and gas wells and also distributes a line of seismic products for oil and gas exploration activities.  DYNAwell’s operating results from the date of acquisition are reported under a new segment that we have named “Oilfield Products”.

For the three months ended March 31, 2008, Explosive Metalworking accounted for 88% of our net sales and 99% of our income from operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our AMK Welding and Oilfield Products segments accounted for 4% and 8%, respectively, of our first quarter 2008 net sales.

Our net sales for the three months ended March 31, 2008, which include $15,194 of sales from our recently acquired DYNAenergetics’ businesses, increased by $25,299 (76.4%) compared to the first three months of 2007, reflecting year-to-year net sales increases of $20,149 (64.0%) and $700 (43.8%) for our Explosive Metalworking and AMK Welding segments, respectively, and a sales contribution of $4,450 from our new Oilfield Products segment.  Income from operations increased by 24.5% to $9,390 in the first three months of 2008 from $7,542 in the first three months of 2007, reflecting improvements in Explosive Metalworking’s and AMK Welding’s operating income of $2,480 and $373, respectively, that were partially offset by an operating loss of $565 that was reported by our Oilfield Products segment and a $440 increase in stock-based compensation expense. Our net income increased by 7.4% to $5,245 for the three months ended March 31, 2008 from $4,882 in the same period of 2007.

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

Oilfield Products’ net sales are generated principally from sales of shaped charges, detonators and detonating cord and bidirectional booster sand perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

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

Income taxes

Our effective income tax rate decreased to 36.2% for the first three months of 2008 from 36.8% for the first three months of 2007.  Income tax provisions on the earnings of Nobelclad, Nitro Metall and DYNAenergetics have been provided based upon the respective French, Swedish and German statutory tax rates.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our consolidated pre-tax income to range between 36% and 37%.

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

Our backlog with respect to the Explosive Metalworking segment increased to approximately $102,106 at March 31, 2008 from approximately $100,000 at December 31, 2007.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net sales

	Three Months Ended
	March 31,			Percentage
	2008	2007	Change	Change
Net sales	$58,393	$33,094	$25,299	76.4%

Net sales for the first quarter of 2008 increased 76.4% to $58,393 from $33,094 in the first quarter of 2007.  Explosive Metalworking sales increased 64.0% to $51,644 in the three months ended March 31, 2008 (88% of total sales) from $31,495 in the same period of 2007 (95% of total sales).  The significant increase in Explosive Metalworking sales reflects a sales contribution of $10,744 from the DYNAplat division of DYNAenergetics and increased sales of $9,405 from our other DMC Clad divisions which reflect the continued strong economic condition of the industries this business segment serves.

Oilfield Products contributed $4,450 to first quarter 2008 sales (8% of total sales).

AMK Welding contributed $2,299 to first quarter 2008 sales (4% of total sales), which represented a 43.8% increase from sales of $1,599 in the first quarter of 2007 (5% of total sales).  The increases in AMK’s sales relates principally to increased revenues from H System ground-based gas turbine work.

Gross profit

	Three Months Ended
	March 31,			Percentage
	2008	2007	Change	Change
Gross profit	$17,711	$10,851	$6,860	63.2%
Consolidated gross profit margin rate	30.3%	32.8%

Gross profit increased by 63.2% to $17,711 for the three months ended March 31, 2008 from $10,851 for the three months ended March 31, 2007. Our first quarter 2008 consolidated gross profit margin rate decreased to 30.3% from 32.8% in the first quarter of 2007. The gross profit margin for Explosive Metalworking decreased from 33.1% in the first quarter of 2007 to 30.6% in the first quarter of 2008.  The gross profit margin for AMK Welding increased to 36.4% in the first quarter of 2008 from 28.8% in the first quarter of 2007, with this improvement being largely attributable to the 43.8% increase in AMK’s sales volume as discussed above.  Oilfield Products reported a gross margin of 25.3% on its first quarter 2008 sales of $4,450, which is considered to be within the range of normal for this business.

The decreased first quarter 2008 gross margin rate for Explosive Metalworking relates primarily to a higher proportion of sales by our European operations in the first quarter of 2008 than in the first quarter of 2007 as a result of the DYNAenergetics acquisition.  As mentioned above, the DYNAplat division of DYNAenegetics reported first quarter 2008 sales of $10,744.  Gross margins for our European operations, including those of the DYNAplat division, are generally lower than those reported by our U.S. Operation.  Additionally, the acquired order backlog of DYNAplat included certain orders that were booked at lower than customary margin levels for DYNAplat and that shipped during the first quarter of 2008.  While we expect an upward trend in our reported gross margins during the remainder of 2008, future quarterly gross margin rates for our Explosive Metalworking segment are expected to fluctuate based upon anticipated fluctuations in quarterly sales volume and product mix.

General and administrative expenses

	Three Months Ended
	March 31,			Percentage
	2008	2007	Change	Change
General & administrative expenses	$3,119	$1,662	$1,457	87.7%
Percentage of net sales	5.3%	5.0%

General and administrative expenses increased by $1,457, or 87.7%, to $3,119 in the first quarter of 2008 from $1,662 in the first quarter of 2007.  Excluding $892 of incremental general and administrative expenses that resulted from the DYNAenergetics acquisition, our general and administrative expenses increased by $565 or 34.0%.  This increase reflects a $272 increase in stock-based compensation, a $136 increase in legal and consulting expenses and an impact of $113 from annual salary adjustments and staffing changes.  As a percentage of net sales, general and administrative expenses increased to 5.3% in the first quarter of 2008 from 5.0% in the first quarter of 2007.

Selling expenses

	Three Months Ended
	March 31,			Percentage
	2008	2007	Change	Change
Selling expenses	$2,841	$1,647	$1,194	72.5%
Percentage of net sales	4.9%	5.0%

Selling expenses, which include sales commissions of $313 in 2008 and $423 in 2007, increased by 72.5% to $2,841 in the first quarter of 2008 from $1,647 in the first quarter of 2007.  Excluding $855 of incremental selling expenses that resulted from the DYNAenergetics acquisition, our selling expenses increased by $339 or 20.6%.  This increase reflects an increase in stock-based compensation expense of $124 and an impact of $98 from annual salary adjustments and staffing changes.  As a percentage of net sales, selling expenses decreased to 4.9% in the first quarter of 2008 from 5.0% in the first quarter of 2007.

Amortization expenses

	Three Months Ended
	March 31,			Percentage
	2008	2007	Change	Change
Amortization expense of purchased intangible assets	$2,361	$—	$2,361	NA
Percentage of net sales	4.0%	0.0%

Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics.  Amortization expense for the three months ended March 31, 2008 includes $1,006, $940, $313 and $102 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively.  Based upon the preliminary purchase price allocation and current foreign exchange rates, we expect amortization expense for 2008 to approximate $7,700.

Income from operations

	Three Months Ended
	March 31,			Percentage
	2008	2007	Change	Change
Income from operations	$9,390	$7,542	$1,848	24.5%

Income from operations increased by 24.5% to $9,390 in the first quarter of 2008 from $7,542 in the first quarter of 2007.  Explosive Metalworking reported income from operations of $9,982 in the first quarter of 2008 as compared to $7,502 in the first quarter of 2007.  This 33.1% increase is largely attributable to the 64.0% sales increase as discussed above.

Oilfield Products reported a loss from operations of $565 for the first three months of 2008.

AMK Welding reported income from operations of $637 for the three months ended March 31, 2008 as compared to $264 for the same period of 2007.  This significant increase is attributable to the $700, or 43.8%, increase in sales as discussed above.

Income from operations for the three months ended March 31, 2008 and 2007 includes $664 and $224, respectively, of stock-based compensation expense.  This expense is not allocated to our business segments and thus is not included in the above first quarter operating income totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Interest income (expense), net

	Three Months Ended
	March 31,			Percentage
	2008	2007	Change	Change
Interest income (expense), net	$(1,040)	$188	$(1,228)	NM

We recorded net interest expense of $1,040 in the first three months of 2008 compared to net interest income of $188 in the same time period of 2007.   During the first three months of 2007, we were in a positive cash position and earned interest on investment of excess cash balances.  In connection with acquisition of DYNAenergetics, we borrowed approximately $65,000 under our new $100,000 five-year credit facility, assumed approximately $12,000 of DYNAenergetics’ debt outstanding as of the acquisition date, and used approximately $16,000 of our existing cash balances to finance the acquisition. As a result of this new indebtedness and a decrease in our cash position, we reported a significant amount of interest expense during the first three months of 2008.

Income tax provision

	Three Months Ended
	March 31,			Percentage
	2008	2007	Change	Change
Income tax provision	$2,972	$2,841	$131	4.6%
Effective tax rate	36.2%	36.8%

We recorded an income tax provision of $2,972 in the first quarter of 2008 compared to $2,841 in the first quarter of 2007.  The effective tax rate decreased to 36.2% in the first quarter of 2008 from 36.8% in the first quarter of 2007.  The income tax provisions for the three months ended March 31, 2008 and 2007 include $2,951 and $2,102, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the newly acquired DYNAenergetics division.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock.  Prior to the November 15, 2007 acquisition of DYNAenergetics, we had no outstanding borrowings under our $10,000 revolving credit facility with a U.S. bank and term debt outstanding of 290 Euros (approximately $458) under a term loan with a French bank.   In connection with the acquisition of DYNAenergetics, we terminated our $10,000 revolving credit facility and entered into a five-year syndicated credit agreement.  The credit agreement, which provides for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks.  The credit facility in the approximate amount of $100,000 expires on November 16, 2012.  As of March 31, 2008, term loans of $45,000 and 14,000 Euros ($22,120) and revolving loans of 3,000 Euros ($4,741) were outstanding under the new credit facility. Additionally, we have assumed outstanding debt obligations of DYNAenergetics, including lines of credit loans and term loans with outstanding amounts of $7,265 and $3,493, respectively, as of March 31, 2008.

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

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of March 31, 2008, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2007.

Cash flows from operating activities

Net cash flows provided by operating activities for the first quarter of 2008 totaled $7,249.  Significant sources of operating cash flow included net income of $5,245, non-cash depreciation and amortization expense of $3,534 and stock-based compensation of $664.  These sources of operating cash flow were partially offset by a deferred income tax benefit of $1,174 and net negative changes in various components of working capital in the amount of $1,004.  Net negative changes in working capital included increases in inventories and prepaid expenses of $670 and $580, respectively, and decreases in accounts payable and customer advances of $3,837 and $2,144, respectively.  These negative changes in working capital were partially offset by decreases in restricted cash and accounts receivable of $377 and $5,968, respectively.

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

Cash flows from investing activities

Net cash flows used by investing activities for the first quarter of 2008 totaled $2,346 and consisted almost entirely of capital expenditures.

Net cash flows used by investing activities for the first quarter of 2007 totaled $3,257 and consisted entirely of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the first quarter of 2008 were $3,279, which consisted primarily of net borrowings on bank lines of credit of $3,665 and $93 in net proceeds from the issuance of common stock relating to the exercise of stock options.  These sources of cash flow were partially offset by a $265 principal payment on a Nord LB term loan, payments of deferred debt issuance costs of $125 and payment on capital lease obligations of $105.

Net cash flows provided by financing activities for the first quarter of 2007 were $283, which consisted primarily of net proceeds from the issuance of common stock relating to the exercise of stock options.

Payment of Dividends

We paid annual dividends in 2007 and may continue to pay annual dividends in the future subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax law and any other factors that our board of directors deems relevant.  Any decision to pay cash dividends is and will continue to be at the discretion of the board of directors.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, asset impairments,, business combinations, goodwill, intangible assets subject to amortization, impact of foreign currency exchange rate risks, income taxes and stock-based compensation expense. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates, as additional information becomes known.  We believe the following to be our most critical accounting policies.

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

Goodwill

In accordance with SFAS No. 142, we test goodwill for impairment on a “reporting unit” level as defined by reference to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

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

In the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value we recognize an impairment loss for the excess.

The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using a methodology other than a discounted cash flow model could result in different values for reporting units and could result in an impairment charge.

Intangible assets subject to amortization

An intangible asset that is subject to amortization is reviewed when impairment indicators are present in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. We compare the expected undiscounted future operating cash flows associated with finite-lived assets to their respective carrying values to determine if the asset is fully recoverable. If the expected future operating cash flows are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when the carrying value exceeds fair value. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

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

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No.  109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements but not our tax returns.  Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We routinely evaluate deferred tax assets to determine if they will, more likely than not, be recovered from future projected taxable income and; if not, we record an appropriate valuation allowance.

During 2005, we completed an analysis of prior year tax credits and related items.  As a result of the analysis, we filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded in our books and records.  In assessing these additional losses and credits, we determined that the utilization of a portion of these did not meet the more likely than not criteria, due to potential changes in the states in which we have income tax nexus.  Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.  As of March 31, 2008, the balance of this allowance is $111.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  The fair value of restricted stock awards is based on the fair value of the Company’s stock on the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock options at the grant date requires judgment, including estimating stock price volatility, forfeiture rates and expected option life.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB issued a staff position statement (“FSP”) in February 2008 that deferred the required interpretation date of SFAS 157 for certain assets and liabilities.  The adoption of SFAS 157 in the three months ended March 31, 2008 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities during the three months ended March 31, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

As of March 31, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no changes in the Company’s internal controls during the quarter ended March 31, 2008 or in other factors that could materially affect the Company’s internal controls over financial reporting.

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DYNAenergetics, which is included in the March 2008 consolidated financial statements of Dynamic Materials Corporation and constituted $154 million and $3 million of total and net assets, respectively, as of March 31, 2008 and $15.2 million and $1.9 million of revenues and net loss, respectively, for the quarter then ended.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: May 2, 2008	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)