Form 10-Q
period 2008-06-30
DYNAMIC MATERIALS CORP
filed 2008-08-01
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).    Yes    ☐    No    ☒

The number of shares of Common Stock outstanding was 12,640,027 as of July 31, 2008.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I, Item 1- Financial Statements, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 3 - Quantitative and Qualitative Disclosures About Market Risk and Part II, Item 1A – Risk Factors. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may”, “believe”, “plan”, “anticipate”, “estimate”, “expect”, “intend” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2008	2007
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$28,384	$9,045
Restricted cash	—	371
Accounts receivable, net of allowance for doubtful accounts of $662 and $534, respectively	38,634	39,833
Inventories	38,864	41,628
Prepaid expenses and other	2,973	2,022
Related party receivable and loan	882	1,103
Current deferred tax assets	1,103	728

Total current assets	110,840	94,730

PROPERTY, PLANT AND EQUIPMENT	55,130	49,590
Less - Accumulated depreciation	(16,799)	(14,144)

Property, plant and equipment, net	38,331	35,446

GOODWILL, net	49,092	45,862

PURCHASED INTANGIBLE ASSETS, net	61,431	61,914

DEFERRED TAX ASSETS	182	42

OTHER ASSETS, net	1,563	1,544

INVESTMENT IN JOINT VENTURES	1,645	1,361

TOTAL ASSETS	$263,084	$240,899

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2008	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$18,352	$22,590
Accrued expenses	3,851	8,566
Dividend payable	1,894	—
Accrued income taxes	4,019	1,212
Accrued employee compensation and benefits	4,381	5,521
Customer advances	1,836	4,593
Related party accounts payable and loans	529	325
Lines of credit - current	8,602	7,587
Current maturities on long-term debt	7,792	8,035
Current portion of capital lease obligations	417	389

Total current liabilities	51,673	58,818

LINES OF CREDIT	10,427	—

LONG-TERM DEBT	62,540	61,530

CAPITAL LEASE OBLIGATIONS	336	521

DEFERRED TAX LIABILITIES	20,075	20,604

OTHER LONG-TERM LIABILITIES	1,256	1,147

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	146,307	142,620

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized;12,640,027 and 12,433,768 shares issued and outstanding, respectively	632	622
Additional paid-in capital	40,151	38,246
Retained earnings	65,432	55,868
Other cumulative comprehensive income	10,562	3,543

Total stockholders’ equity	116,777	98,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$263,084	$240,899

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2008	2007	2008	2007
NET SALES	$63,183	$34,454	$121,576	$67,548

COST OF PRODUCTS SOLD	44,134	22,375	84,816	44,618

Gross profit	19,049	12,079	36,760	22,930

COSTS AND EXPENSES:
General and administrative expenses	3,815	1,854	6,933	3,516
Selling expenses	2,633	1,455	5,474	3,101
Amortization expense of purchased intangible assets	2,464	—	4,825	—

Total costs and expenses	8,912	3,309	17,232	6,617

INCOME FROM OPERATIONS	10,137	8,770	19,528	16,313

OTHER INCOME (EXPENSE):
Other income (expense)	189	(13)	41	(20)
Interest expense	(1,471)	—	(2,734)	—
Interest income	99	177	323	365
Equity in earnings of joint ventures	273	—	289	—

INCOME BEFORE INCOME TAXES	9,227	8,934	17,447	16,658

INCOME TAX PROVISION	3,017	3,275	5,989	6,116

NET INCOME	$6,210	$5,659	$11,458	$10,542

INCOME PER SHARE:
Basic	$0.50	$0.47	$0.92	$0.88
Diluted	$0.49	$0.46	$0.91	$0.86

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,416,900	12,048,969	12,406,210	12,029,382
Diluted	12,566,726	12,239,256	12,569,983	12,232,569

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2008

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period
Balances, December 31, 2007	12,434	$622	$38,246	$55,868	$3,543	$98,279

Shares issued for stock option exercises	49	2	133	—	—	135
Restricted stock awards	153	8	(8)	—	—	—
Shares issued in connection with the employee stock purchase plan	4	—	105	—	—	105
Excess tax benefit related to stock options	—	—	132	—	—	132
Stock-based compensation	—	—	1,543	—	—	1,543
Dividends declared	—	—	—	(1,894)	—	(1,894)
Net income	—	—	—	11,458	—	11,458	11,458
Derivative valuation, net of tax of $55	—	—	—	—	(90)	(90)	(90)
Change in cumulative foreign currency translation adjustment	—	—	—	—	7,109	7,109	7,109
Balances, June 30, 2008	12,640	$632	$40,151	$65,432	$10,562	$116,777	$18,477

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in Thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,458	$10,542
Adjustments to reconcile net income to net cash provided by (used in) operating activities -
Depreciation (including capital lease amortization)	2,354	910
Amortization of purchased intangible assets	4,825	—
Amortization of capitalized debt issuance costs	114	—
Stock-based compensation	1,543	519
Deferred income tax benefit	(2,410)	(80)
Equity in earnings of joint ventures	(289)	—
Change in -
Restricted cash	386	3,059
Accounts receivable, net	1,237	(4,337)
Inventories	4,731	(10,943)
Prepaid expenses and other	(844)	(636)
Accounts payable	(5,086)	1,276
Customer advances	(2,859)	327
Accrued expenses and other liabilities	(3,347)	(3,249)

Net cash provided by (used in) operating activities	11,813	(2,612)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,203)	(4,977)
Change in other non-current assets	31	(13)

Net cash used in investing activities	(4,172)	(4,990)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in Thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	12,081	—
Payment on term loan with French bank	(443)	(385)
Payment on Nord LB term loans	(542)	—
Payment of capital lease obligations	(216)	—
Payment of deferred debt issuance costs	(140)	—
Change in other long-tem liabilities	33	10
Net proceeds from issuance of common stock to employees and directors	240	382
Excess tax benefit related to exercise of stock options	132	—

Net cash provided by financing activities	11,145	7

EFFECTS OF EXCHANGE RATES ON CASH	553	83

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,339	(7,512)

CASH AND CASH EQUIVALENTS, beginning of the period	9,045	17,886

CASH AND CASH EQUIVALENTS, end of the period	$28,384	$10,374

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

Related Party Transactions

The Company has related party transactions with its unconsolidated joint ventures, as well as with the minority partner of one of its consolidated joint ventures.  A summary of those transactions for the three and six months ended June 30, 2008 is presented below:

	3 months ended		6 months ended
	June 30, 2008		June 30, 2008
		Interest		Interest
	Sales to	income from	Sales to	income from
Perfoline	$14	$13	$47	$26
DYNAenergetics RUS	1,137	—	1,137	—
Minority Interest Partner	460	—	984	—

Total	$1,612	$13	$2,169	$26

A summary of related party balances as of June 30, 2008 and December 31, 2007 is presented below:

	As of June 30, 2008		As of December 31, 2007
	Accounts	Accounts	Accounts	Accounts
	receivable	payable	receivable	payable
	and loan to	and loan from	and loan to	and loan from
Perfoline	$474	$130	$523	$120
DYNAenergetics RUS	147	—	449	—
KazDYNAenergetics	—	—	131	—
Minority Interest Partner	261	399	—	205

Total	$882	$529	$1,103	$325

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential dilutive effects of dilutive securities.  The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended June 30, 2008
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$6,210	12,416,900	$0.50

Dilutive effect of options to purchase common stock	—	121,462
Dilutive effect of restricted stock awards	—	28,364

Diluted earnings per share:
Net income	$6,210	12,566,726	$0.49

	For the three months ended June 30, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$5,659	12,048,969	$0.47

Dilutive effect of options to purchase common stock	—	177,934
Dilutive effect of restricted stock awards	—	12,353

Diluted earnings per share:
Net income	$5,659	12,239,256	$0.46

	For the six months ended June 30, 2008
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$11,458	12,406,210	$0.92

Dilutive effect of options to purchase common stock	—	133,370
Dilutive effect of restricted stock awards	—	30,403

Diluted earnings per share:
Net income	$11,458	12,569,983	$0.91

	For the six months ended June 30, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$10,542	12,029,382	$0.88

Dilutive effect of options to purchase common stock	—	194,728
Dilutive effect of restricted stock awards	—	8,459

Diluted earnings per share:
Net income	$10,542	12,232,569	$0.86

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB issued a staff position statement (“FSP”) in February 2008 that deferred the required implementation date of SFAS 157 for certain assets and liabilities.  The adoption of SFAS 157 in the six months ended June 30, 2008 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities during the six months ended June 30, 2008.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on January 1, 2009. Earlier adoption is prohibited. The Company is in the process of determining the effect, if any, the adoption of SFAS Nos. 141(R) and 160 will have on its results of operations or financial position.

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

As part of the Oilfield Products business segment, the Company has several joint ventures, some of which are unconsolidated and accounted for under the equity method (see Note 4).

The acquisition was valued at $112,635 and was financed by (i) the payment of $81,715 in cash, net of cash acquired of $1,870 and transaction related taxes of $3,708 (2,530 Euros) due from one of the sellers and withheld by the Purchaser, (ii) the issuance of 251,041 shares of common stock of the Company (valued at $13,509), and (iii) the assumption of approximately $11,833 (8,074 Euros) of DYNAenergetics debt.  The cash portion of the purchase price was financed using proceeds from the new syndicated credit agreement and existing available cash.

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

The preliminary allocation of the purchase price to the assets and liabilities of DYNAenergetics is as follows:

Current assets	$30,222
Property, plant and equipment	7,845
Intangible assets	62,794
Goodwill	45,919
Investment in joint ventures	1,324
Other assets	11

Total assets acquired	148,115

Current liabilities	14,524
Long term debt	11,833
Deferred tax liabilities	19,850
Other long term liabilities	1,096
Minority interest	10

Total liabilities acquired	47,313

Net assets acquired	$100,802

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

The Company acquired Goodwill in the amount of $45,919 as a result of the acquisition of DYNAenergetics.  The amount of goodwill assigned to each reportable segment is as follows:

Value
Explosive Metalworking	$25,222
Oilfield Products	20,697

Total goodwill	$45,919

Goodwill as of June 30, 2008 amounts to $49,092 and the change from December 31, 2007 reflects the impact of foreign currency translation and subsequent purchase price adjustments resulting from the compilation of additional acquisition related expenses.

The following table presents the unaudited, pro-forma combined results of operations for the three and six months ended June 30, 2007 assuming (i) the acquisition had occurred on January 1, 2007; (ii) pro-forma amortization expense of the purchased intangible assets and (iii) pro-forma interest expense assuming the Company utilized its syndicated credit agreement to finance the acquisition:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2007	2007
Net sales	$47,634	$93,698
Income from operations	$8,781	$15,832
Net income	$4,756	$8,446

Net income per share:
Basic	$0.39	$0.69
Diluted	$0.38	$0.68

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.      INVESTMENT IN JOINT VENTURES

Operating results include the Company’s proportionate share of income from joint ventures, which consist of unconsolidated joint ventures accounted for under the equity method.  These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company’s Oilfield Products business segment) include the following: (1) 53.5% interest in Perfoline, which is a Russian manufacturer of perforating gun systems and (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company’s oilfield products.  Due to certain minority interest veto rights that effectively require the minority interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements.  Investments in these joint ventures totaled $1,645 and $1,361 as of June 30, 2008 and December 31, 2007, respectively.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 is as follows:

	June 30,	December 31,
	2008	2007
Current assets	$3,828	$4,148
Noncurrent assets	923	666
Total assets	$4,751	$4,814

Current liabilities	$673	$1,400
Noncurrent liabilities	1,051	1,048
Equity	3,027	2,366
Total liabilities and equity	$4,751	$4,814

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2008	2008
Net sales	$2,522	$4,725
Gross profit	$820	$1,233
Operating income	$617	$788
Net income	$549	$535
Equity in earnings of joint ventures	$273	$289

5.      INVENTORY

The components of inventory are as follows at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$13,117	$13,744
Work-in-process	20,763	23,699
Finished goods	4,406	3,564
Supplies	578	621

	$38,864	$41,628

6.     PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2008:

		Accumulated
	Gross	Amortization	Net
Core technology	$26,444	$(826)	$25,618
Customer relationships	35,680	(2,478)	33,202
Trademarks / Trade names	2,880	(269)	2,611
Order backlog DYNAplat	2,686	(2,686)	—

Total intangible assets	$67,690	$(6,259)	$61,431

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2007:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,653	$(154)	$24,499
Customer relationships	33,263	(461)	32,802
Trademarks / Trade names	2,685	(50)	2,635
Order backlog DYNAplat	2,504	(526)	1,978

Total intangible assets	$63,105	$(1,191)	$61,914

The increase in the gross value of our purchased intangible assets from December 31, 2007 to June 30, 2008 is due to the impact of foreign currency translation.

7.      DEBT

Lines of credit consist of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(unaudited)
Syndicated credit agreement revolving loan	$10,427	$—
Commerzbank revolving line of credit	397	3,225
Commerzbank line of credit	3,950	1,473
Deutsche Bank revolving line of credit	784	680
Nord LB line of credit	3,471	2,209

	19,029	7,587
Less current portion	(8,602)	(7,587)

Long-term lines of credit	$10,427	$—

Long-term debt consists of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(unaudited)
Syndicated credit agreement term loan	$45,000	$45,000
Syndicated credit agreement Euro term loan	22,119	20,621
Euro term loan - French bank	—	427
Nord LB 3,000 Euro term loan	3,081	3,314
Nord LB 500 Euro term loan	132	203

	70,332	69,565
Less current maturities	(7,792)	(8,035)

Long-term debt	$62,540	$61,530

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of June 30, 2008, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Swap Agreement

On November 15, 2007, the Company entered into an interest swap agreement that effectively converted the LIBOR based variable rate borrowings under the $45,000 term loan to a fixed rate of 6.34%.  The company has designated the swap agreement as an effective cash flow hedge with matched terms in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap asset or liability.  As of June 30, 2008, the fair value of the swap agreement was a liability of $382.  The swap agreement expires on November 16, 2008.

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

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and requires different manufacturing processes and technologies.  Segment information is presented for the three and six months ended June 30, 2008 and 2007 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended June 30, 2008:
Net sales	$52,996	$7,922	$2,265	$63,183
Depreciation and amortization	$2,660	$937	$108	$3,705
Income from operations	$9,815	$616	$585	$11,016
Equity in earnings of joint ventures	$—	$273	$—	273
Unallocated amounts:
Stock-based compensation				(879)
Other income				189
Interest expense				(1,471)
Interest income				99

Consolidated income before income taxes				$9,227

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended June 30, 2007:
Net sales	$33,119	$1,335	$34,454
Depreciation	$452	$63	$515
Income from operations	$9,047	$18	$9,065
Unallocated amounts:
Stock-based compensation			(295)
Other expense			(13)
Interest income			177

Consolidated income before income taxes			$8,934

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the six months ended June 30, 2008:
Net sales	$104,638	$12,373	$4,565	$121,576
Depreciation and amortization	$5,044	$1,919	$216	$7,179
Income from operations	$19,799	$50	$1,222	$21,071
Equity in earnings of joint ventures	$—	$289	$—	289
Unallocated amounts:
Stock-based compensation				(1,543)
Other income				41
Interest expense				(2,734)
Interest income				323

Consolidated income before income taxes				$17,447

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the six months ended June 30, 2007:
Net sales	$64,614	$2,934	$67,548
Depreciation	$787	$123	$910
Income from operations	$16,550	$282	$16,832
Unallocated amounts:
Stock-based compensation			(519)
Other expense			(20)
Interest income			365

Consolidated income before income taxes			$16,658

During the three and six months ended June 30, 2008 and 2007, no sales to any one customer accounted for more than 10% of total net sales.

9.         COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six months ended June 30, 2008 and 2007 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net income for the period	$6,210	$5,659	$11,458	$10,542
Interest rate swap valuation adjustment, net of tax	195	—	(90)	—
Foreign currency translation adjustment	(148)	200	7,109	260

Comprehensive income	$6,257	$5,859	$18,477	$10,802

Accumulated other cumulative comprehensive income as of June 30, 2008 and December 31, 2007 consisted of the following:

	June 30,	December 31,
	2008	2007
	(unaudited)
Currency translation adjustment	$10,799	$3,690
Interest rate swap valuation adjustment, net of tax of $145 and $90, respectively	(237)	(147)

	$10,562	$3,543

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

For the six months ended June 30, 2008, Explosive Metalworking accounted for 86% of our net sales and 94% of our income from operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our AMK Welding and Oilfield Products segments accounted for 4% and 10%, respectively, of our first half 2008 net sales.

Our net sales for the six months ended June 30, 2008, which include $31,722 of sales from our recently acquired DYNAenergetics’ businesses, increased by $54,028 (80.0%) compared to the first six months of 2007, reflecting year-to-year net sales increases of $40,024 (61.9%) and $1,631 (55.6%) for our Explosive Metalworking and AMK Welding segments, respectively, and a sales contribution of $12,373 from our new Oilfield Products segment.  Income from operations increased by 19.7% to $19,528 in the first six months of 2008 from $16,313 in the first six months of 2007, reflecting improvements in Explosive Metalworking’s and AMK Welding’s operating income of $3,249 and $940, respectively, that were partially offset by a $1,024 increase in stock-based compensation expense.  Our Oilfield Products segment reported operating income of $50.  Our net income increased by 8.7% to $11,458 for the six months ended June 30, 2008 from $10,542 in the same period of 2007.

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

Oilfield Products’ net sales are generated principally from sales of shaped charges, detonators and detonating cord, boosters and perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

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

Income taxes

Our effective income tax rate decreased to 34.3% for the first half of 2008 from 36.7% for the first half of 2007.  Income tax provisions on the earnings of Nobelclad, Nitro Metall, DYNAenergetics and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German and Luxembourg statutory tax rates.  Based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our full year 2008 blended effective tax rate on our consolidated pre-tax income to range between 32% to 33%.

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

Our backlog with respect to the Explosive Metalworking segment increased to approximately $104,871 at June 30, 2008 from approximately $102,106 at March 31, 2008 and approximately $100,000 at December 31, 2007.

Three and Six Months Ended June 30, 2008 Compared to Three and Six Months Ended June 30, 2007

Net sales

	Three Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Net sales	$63,183	$34,454	$28,729	83.4%

	Six Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Net sales	$121,576	$67,548	$54,028	80.0%

Net sales for the second quarter of 2008 increased 83.4% to $63,183 from $34,454 in the second quarter of 2007.  Explosive Metalworking sales increased 60.0% to $52,996 in the three months ended June 30, 2008 (84% of total sales) from $33,119 in the same period of 2007 (96% of total sales).  The significant increase in Explosive Metalworking sales reflects a sales contribution of $8,605 from the DYNAplat division of DYNAenergetics and increased sales of $11,272 from our other DMC Clad divisions which reflect the continued strong economic condition of the industries this business segment serves.

Oilfield Products contributed $7,922 to second quarter 2008 sales (12% of total sales).

AMK Welding contributed $2,265 to second quarter 2008 sales (4% of total sales), which represents a 69.7% increase from sales of $1,335 in the second quarter of 2007 (4% of total sales).  The increases in AMK’s sales relates principally to increased revenues from ground-based gas turbine work.

Net sales for the first half of 2008 increased 80.0% to $121,576 from $67,548 in the first half of 2007.  Explosive Metalworking sales increased 61.9% to $104,638 in the six months ended June 30, 2008 (86% of total sales) from $64,614 in the same period of 2007 (96% of total sales).

The significant increase in Explosive Metalworking sales reflects a sales contribution of $19,349 from the DYNAplat division of DYNAenergetics and increased sales of $20,675 from our other DMC Clad divisions which reflect the continued strong economic condition of the industries this business segment serves.  Due to longer lead times on carbon steel supply in the United States, sales for the second half of 2008 are expected to be up to 8% lower than those reported for the first half of the year, with third quarter 2008 sales expected to be up to 20% less than the $52,996 in sales that we reported in the second quarter.

Oilfield Products contributed $12,373 to first half 2008 sales (10% of total sales).  Sales during the second half of 2008 are expected to be 20% to 30% higher than those of the first half with most of this increase coming in the fourth quarter.

AMK Welding contributed $4,565 to first half 2008 sales (4% of total sales), which represented a 55.6% increase from sales of $2,934 in the first half of 2007 (4% of total sales).  The increases in AMK’s sales relates principally to increased revenues from ground-based gas turbine work.  Second half 2008 sales at AMK Welding are expected to be comparable to or slightly higher than those for the first half of the year.

Gross profit

	Three Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Gross profit	$19,049	$12,079	$6,970	57.7%
Consolidated gross profit margin rate	30.1%	35.1%

	Six Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Gross profit	$36,760	$22,930	$13,830	60.3%
Consolidated gross profit margin rate	30.2%	33.9%

Gross profit increased by 57.7% to $19,049 for the three months ended June 30, 2008 from $12,079 for the three months ended June 30, 2007. Our second quarter 2008 consolidated gross profit margin rate decreased to 30.1% from 35.1% in the second quarter of 2007. The gross profit margin rate for Explosive Metalworking decreased from 35.7% in the second quarter of 2007 to 29.7% in the second quarter of 2008, for the reasons discussed below.  The gross profit margin rate for AMK Welding increased to 34.3% in the second quarter of 2008 from 21.9% in the second quarter of 2007, with this improvement being largely attributable to the 69.7% increase in AMK’s sales volume as discussed above.  Oilfield Products reported a gross profit margin rate of 33.6% on its second quarter 2008 sales of $7,922, which was higher than the normal gross margin level for this business due to a favorable second quarter product and customer mix.

For the six months ended June 30, 2008, gross profit increased to $36,760 from $22,930 for the same period of 2007, a 60.3% increase.  Our year to date consolidated gross profit margin grate decreased to 30.2% from 33.9% for the first six months of 2007.  The gross profit margin rate for Explosive Metalworking decreased to 30.2% from 34.4%.  For the six months ended June 30, 2007, the gross profit margin rate for AMK Welding increased to 35.3% from 25.7% for the same period of 2007.  Oilfield Products reported gross profit margin rate of 30.6% for the first half of 2008, which is considered somewhat higher than the normal gross margin range for this business.

The decreased second quarter and first half 2008 gross profit margin rates for Explosive Metalworking relates primarily to a higher proportion of sales by our European divisions in the first half of 2008 than in the first half of 2007 as a result of the DYNAenergetics acquisition.  As mentioned above, the DYNAplat division of DYNAenergetics reported first half 2008 sales of $19,349.  Historically, gross margins for our European explosion welding divisions, including those of the DYNAplat division, have generally been lower than those reported by our U.S. divisions.

Due to an expected decline in consolidated third quarter 2008 sales compared to sales reported in first and second quarter of 2008, we expect our third quarter gross margin rate on consolidated sales to decline to 28% and 29% of sales as a result spreading fixed manufacturing overhead expenses over a reduced sales base.  Based upon our expectation that fourth quarter  consolidated sales will approximate or exceed those of the second quarter, we expect our fourth consolidated gross margin to be comparable to the gross margin rates that we reported in the first and second quarters.

 General and administrative expenses

	Three Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
General & administrative expenses	$3,815	$1,854	$1,961	105.8%
Percentage of net sales	6.0%	5.4%

	Six Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
General & administrative expenses	$6,933	$3,516	$3,417	97.2%
Percentage of net sales	5.7%	5.2%

General and administrative expenses increased by $1,961, or 105.8%, to $3,815 in the second quarter of 2008 from $1,854 in the second quarter of 2007.  Excluding $1,447 of incremental general and administrative expenses that resulted from the DYNAenergetics acquisition, our general and administrative expenses increased by $514 or 27.7%.  This increase reflects a $378 increase in stock-based compensation and an impact of $32 from annual salary adjustments and staffing changes.  As a percentage of net sales, general and administrative expenses increased to 6.0% in the second quarter of 2008 from 5.4% in the second quarter of 2007.

General and administrative expenses for the six months ended June 30, 2008 totaled $6,933 compared to $3,516 for the same period of 2007.  This reflects an increase of 97.2%.  Excluding $2,339 of incremental general and administrative expenses for DYNAenergetics for the first half of 2008, our general and administrative expenses increased by $1,078 or 30.7%.  This increase reflects a $651 increase in stock-based compensation, an impact of $159 from annual salary adjustments and staffing changes, and a $118 increase in legal and consulting expenses.  As a percentage of net sales, general and administrative expenses increased to 5.7% in the first half of 2008 from 5.2% in the first half of 2007.

Selling expenses

	Three Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Selling expenses	$2,633	$1,455	$1,178	81.0%
Percentage of net sales	4.2%	4.2%

	Six Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Selling expenses	$5,474	$3,101	$2,373	76.5%
Percentage of net sales	4.5%	4.6%

Selling expenses, which include sales commissions of $309 in 2008 and $291 in 2007, increased by 81.0% to $2,633 in the second quarter of 2008 from $1,455 in the second quarter of 2007.  Excluding $809 of incremental selling expenses that resulted from the DYNAenergetics acquisition, our selling expenses increased by $369 or 25.4%.  This increase reflects an increase in stock-based compensation expense of $142 and an impact of $128 from annual salary adjustments and staffing changes.  As a percentage of net sales, selling expenses remained at 4.2% in the second quarter of 2008 and 2007.

Selling expenses increased by 76.5% to $5,474 in the first half of 2008 from $3,101 in the same period of 2007.  These expenses include sales commission of $622 and $714 for 2008 and 2007 respectively.  Excluding $1,664 of incremental selling expenses from DYNAenergetics, our selling expenses increased by $709 or 22.8%.  This increase reflects an increase in stock-based compensation expense of $266, an impact of $238 from annual salary adjustments and staffing changes, and a $155 increase in travel expenses.  As a percentage of net sales, selling expenses decreased to 4.5% in the first half of 2008 from 4.6% in the first half of 2007.

Amortization expenses

	Three Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Amortization expense of purchased intangible assets	$2,464	$—	$2,464	NA
Percentage of net sales	3.9%	0.0%

	Six Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Amortization expense of purchased intangible assets	$4,825	$—	$4,825	NA
Percentage of net sales	4.0%	0.0%

Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics.  Amortization expense for the three months ended June 30, 2008 includes $1,050, $981, $327 and $107 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the six months ended June 30, 2008 includes $2,055, $1,921, $640 and $209 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively.  Based upon the preliminary purchase price allocation and current foreign exchange rates, we expect amortization expense for 2008 to approximate $7,700.

Income from operations

	Three Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Income from operations	$10,137	$8,770	$1,367	15.6%

	Six Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Income from operations	$19,528	$16,313	$3,215	19.7%

Income from operations increased by 15.6% to $10,137 in the second quarter of 2008 from $8,770 in the second quarter of 2007.  Explosive Metalworking reported income from operations of $9,815 in the second quarter of 2008 as compared to $9,047 in the second quarter of 2007.  This 8.5% increase is largely attributable to the 60.0% sales increase as discussed above.  Oilfield Products reported income from operations of $616 for the second quarter of 2008.  AMK Welding reported income from operations of $585 for the three months ended June 30, 2008 as compared to $18 for the same period of 2007.  This significant increase is attributable to the $930, or 69.7%, increase in sales as discussed above.

Income from operations increased by 19.7% to $19,528 in the first six months of 2008 from $16,313 in the first six months of 2007.  Explosive Metalworking reported income from operations of $19,799 in the first half of 2008 as compared to $16,550 in the first half of 2007.  This 19.6% increase is largely attributable to the 61.9% sales increase discussed above.  Oilfield Products reported income from operations of $50 for the first half of 2008.  AMK Welding reported income from operations of $1,222 for the first six months of 2008 as compared to $282 for the first six months of 2007.

Income from operations for the three and six months ended June 30, 2008 includes $879 and $1,543, respectively, of stock-based compensation expense compared to the stock-based compensation expense for the three and six months ended June 30, 2007 of $295 and $519, respectively.  This expense is not allocated to our business segments and thus is not included in the above second quarter and year to date operating income totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Interest income (expense), net

	Three Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Interest income (expense), net	$(1,372)	$177	$(1,549)	NM

	Six Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Interest income (expense), net	$(2,411)	$365	$(2,776)	NM

We recorded net interest expense of $1,372 in the three months ended June 30, 2008 compared to net interest income of $177 in the same time period of 2007.   We recorded net interest expense of $2,411 in the first half of 2008 compared to net interest income of $365 in the first half of 2007.  During the first six months of 2007, we were in a positive net cash position and earned interest on investment of excess cash balances.  In connection with the acquisition of DYNAenergetics, we borrowed approximately $65,000 under our new $100,000 five-year credit facility, assumed approximately $12,000 of DYNAenergetics’ debt outstanding as of the acquisition date, and used approximately $16,000 of our existing cash balances to finance the acquisition. As a result of this new indebtedness and a decrease in our cash position, we reported a significant amount of interest expense during the first three and six months of 2008.

Income tax provision

	Three Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Income tax provision	$3,017	$3,275	$(258)	(7.9)%
Effective tax rate	32.7%	36.7%

	Six Months Ended
	June 30,			Percentage
	2008	2007	Change	Change
Income tax provision	$5,989	$6,116	$(127)	(2.1)%
Effective tax rate	34.3%	36.7%

We recorded an income tax provision of $3,017 in the second quarter of 2008 compared to $3,275 in the second quarter of 2007.  The effective tax rate decreased to 32.7% in the second quarter of 2008 from 36.7% in the second quarter of 2007.  The income tax provisions for the three months ended June 30, 2008 and 2007 include $2,609 and $2,941, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the newly acquired DYNAenergetics division and related holding companies in Germany and Luxembourg.  During the second quarter, we refined our estimates of pre-tax earnings and permanent differences between book and taxable income for the full year 2008.  Based upon our current estimate of full year earnings and the impact of certain significant permanent differences, we currently expect our full year 2008 blended effective tax rate on our consolidated pre-tax income to range between 32% to 33%.

For the six months ended June 30, 2008, we recorded an income tax provision of $5,989 compared to $6,116 for the same period of 2007.  The effective tax rate decreased to 34.3% for the first six months of 2008 from 36.7% for the first six months of 2007.  The income tax provisions for the six months ended June 30, 2008 and 2007 include $5,560 and $5,043, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad, Nitro Metall, DYNAenergetics and our holding companies in Germany and Luxembourg.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock.  Prior to the November 15, 2007 acquisition of DYNAenergetics, we had no outstanding borrowings under our $10,000 revolving credit facility with a U.S. bank and term debt outstanding of 290 Euros (approximately $458) under a term loan with a French bank.   In connection with the acquisition of DYNAenergetics, we terminated our $10,000 revolving credit facility and entered into a five-year syndicated credit agreement.  The credit agreement, which provides for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks.  The credit facility in the approximate amount of $100,000 expires on November 16, 2012.  As of June 30, 2008, term loans of $45,000 and 14,000 Euros ($22,119) and revolving loans of 6,600 Euros ($10,427) were outstanding under the new credit facility. Additionally, we have assumed outstanding debt obligations of DYNAenergetics, including lines of credit loans and term loans with outstanding amounts of $8,602 and $3,213, respectively, as of June 30, 2008.

We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service and capital expenditure requirements of our current business operations for the foreseeable future.  Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders at attractive prices; (iii) successfully integrate the recently-acquired DYNAenergetics businesses; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted.  Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of June 30, 2008, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2007.

Cash flows from operating activities

Net cash flows provided by operating activities for the first half of 2008 totaled $11,813.  Significant sources of operating cash flow included net income of $11,458, non-cash depreciation and amortization expense of $7,293 and stock-based compensation of $1,543.  These sources of operating cash flow were partially offset by a deferred income tax benefit of $2,410, $289 for equity in earnings of joint ventures and net negative changes in various components of working capital in the amount of $5,782.  Net negative changes in working capital included increases in prepaid expenses of $844 and decreases in accounts payable, customer advances and accrued expenses and other liabilities of $5,086, $2,859 and $3,347, respectively.  These negative changes in working capital were partially offset by decreases in restricted cash, accounts receivable and inventories of $386, $1,237 and $4,731, respectively.

Net cash flows used in operating activities for the six months ended June 30, 2007 totaled $2,612.  Significant sources of operating cash flow included net income of $10,542, non-cash depreciation expense of $910 and stock-based compensation of $519.  These sources of operating cash flow were offset by net negative changes in various components of working capital in the amount of $14,503.  Net negative changes in working capital included increases in accounts receivable, inventories and prepaid expenses of $4,337, $10,943 and $636, respectively, and decreases in accrued expenses and other liabilities of $3,249.  These negative changes in working capital were partially offset by a decrease in restricted cash of $3,059 and increases in accounts payable and customer advances of $1,276 and $327, respectively.  The net negative changes in working capital are reflective of the growth in our business from 2006 to 2007.

Cash flows from investing activities

Net cash flows used by investing activities for the first six months of 2008 totaled $4,172 and consisted almost entirely of capital expenditures.

Net cash flows used in investing activities for the first six months of 2007 totaled $4,990 and consisted primarily of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the first six months of 2008 were $11,145, which consisted primarily of net borrowings on bank lines of credit of $12,081 and $240 in net proceeds from the issuance of common stock relating to the exercise of stock options.  These sources of cash flow were partially offset by a final principal payment on a term loan with French bank of $443, a $542 principal payment on a Nord LB term loan, payments of deferred debt issuance costs of $140 and payment on capital lease obligations of $216.

Net cash flows provided by financing activities for the first six months of 2007 were $7, which consisted primarily of net proceeds from the issuance of common stock relating to the exercise of stock options of $382 that was offset by a $385 principal payment on a term loan with French bank.

Payment of Dividends

On June 13, 2008, our board of directors declared a $.15 per share cash dividend which was paid on July 11, 2008.  The dividend totaled $1,894 and was payable to shareholders of record as of June 27, 2008.

We may continue to pay annual dividends in the future subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax law and any other factors that our board of directors deems relevant.  Any decision to pay cash dividends is and will continue to be at the discretion of board of directors.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, asset impairments, business combinations, goodwill, intangible assets subject to amortization, impact of foreign currency exchange rate risks, income taxes and stock-based compensation expense. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates, as additional information becomes known.  We believe the following to be our most critical accounting policies.

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

In the second step, if required, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value we recognize an impairment loss for the excess.

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

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No.  109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements but not our tax returns.  Deferred tax assets and liabilities are determined based on the temporary differences between the Consolidated Financial Statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We routinely evaluate deferred tax assets to determine if they will, more likely than not, be recovered from future projected taxable income; if not, we record an appropriate valuation allowance.

During 2005, we completed an analysis of prior year tax credits and related items.  As a result of the analysis, we filed amended federal and state income tax returns.  The amended state returns reported additional net operating losses and credits above the amounts we had previously recorded in our books and records.  In assessing these additional losses and credits, we determined that the utilization of a portion of these did not meet the more likely than not criteria, due to potential changes in the states in which we have income tax nexus.  Thus, we recorded a net valuation allowance of approximately $177 against the deferred tax assets during 2005.  As of June 30, 2008, the balance of this allowance is $111.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB issued a staff position statement (“FSP”) in February 2008 that deferred the required implementation date of

SFAS 157 for certain assets and liabilities.  The adoption of SFAS 157 in the six months ended June 30, 2008 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115.” This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities during the six months ended June 30, 2008.

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

As of June 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive

Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no changes in the Company’s internal controls during the quarter ended June 30, 2008 or in other factors that could materially affect the Company’s internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 5, 2008.  At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2009 Annual Meeting of Stockholders (ii) approved the Company’s Short Term Incentive Plan and (iii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

The Company had 12,604,269 shares of Common Stock outstanding as of April 18, 2008, the record date for the Annual Meeting.  At the Annual Meeting, holders of a total of 11,508,685 shares of Common Stock were present in person or represented by proxy.  The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1

	Shares Voted	Shares
Election of Directors	“For”	Withheld

Dean K. Allen	11,319,449	189,236
Yvon Pierre Cariou	11,368,885	139,800
Bernard Hueber	11,361,852	146,833
Gerard Munera	11,353,990	154,695
Richard P. Graff	11,348,868	159,817
Rolf Rospek	11,267,756	240,929

Proposal 2             To approve the Company’s Short Term Incentive Plan

Shares Voted	Shares Voted	Shares Voted
“For”	“Against”	“Abstain”	Non-votes

8,715,768	624,439	347,479	1,820,999

Proposal 3             To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008.

Shares Voted	Shares Voted	Shares Voted
“For”	“Against”	“Abstain”

11,209,184	291,227	8,274

Item 5. Other Information

None.

Item 6.

Exhibits

10.1         Form of Indemnification Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 28, 2008). *

10.2         Employment Agreement dated as of April 23, 2008, between the Company and Yvon Pierre Cariou (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 28, 2008). *

10.3         Employment Agreement dated as of April 23, 2008, between the Company and Richard A. Santa (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 28, 2008). *

10.4         Employment Agreement dated as of April 23, 2008, between the Company and John G. Banker (incorporated by reference to the Company’s Form 8-K filed with the Commission on April 28, 2008). *

10.5         2008 Dynamic Materials Corporation Short Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on April 30, 2008). *

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: August 1, 2008	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)