Form 10-Q
period 2008-09-30
DYNAMIC MATERIALS CORP
filed 2008-10-31
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  (Do not check if smaller reporting company)    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No  ☒

The number of shares of Common Stock outstanding was 12,676,527 as of October 31, 2008.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I, Item 1- Condensed Consolidated Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3 - Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 1A – Risk Factors. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections and statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2008	2007
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$30,508	$9,045
Restricted cash	—	371
Accounts receivable, net of allowance for doubtful accounts of $617 and $534, respectively	31,031	39,833
Inventories	40,900	41,628
Prepaid expenses and other	4,706	2,022
Related party receivable and loan	1,965	1,103
Current deferred tax assets	1,058	728

Total current assets	110,168	94,730

PROPERTY, PLANT AND EQUIPMENT	56,303	49,590
Less - Accumulated depreciation	(17,594)	(14,144)

Property, plant and equipment, net	38,709	35,446

GOODWILL, net	44,797	45,862

PURCHASED INTANGIBLE ASSETS, net	54,876	61,914

DEFERRED TAX ASSETS	107	42

OTHER ASSETS, net	1,446	1,544

INVESTMENT IN JOINT VENTURES	1,325	1,361

TOTAL ASSETS	$251,428	$240,899

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2008	2007
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,722	$22,590
Accrued expenses	3,502	8,566
Accrued income taxes	993	1,212
Accrued employee compensation and benefits	5,292	5,521
Customer advances	4,780	4,593
Related party accounts payable and loans	520	325
Lines of credit - current	4,785	7,587
Current maturities on long-term debt	7,471	8,035
Current portion of capital lease obligations	382	389

Total current liabilities	46,447	58,818

LINES OF CREDIT	9,536	—

LONG-TERM DEBT	60,440	61,530

CAPITAL LEASE OBLIGATIONS	218	521

DEFERRED TAX LIABILITIES	18,040	20,604

OTHER LONG-TERM LIABILITIES	907	1,147

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	135,588	142,620

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized; 12,665,027 and 12,433,768 shares issued and outstanding, respectively	634	622
Additional paid-in capital	40,939	38,246
Retained earnings	72,657	55,868
Other cumulative comprehensive income	1,610	3,543

Total stockholders’ equity	115,840	98,279

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$251,428	$240,899

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2008	2007	2008	2007
NET SALES	$52,380	$42,099	$173,957	$109,964
COST OF PRODUCTS SOLD	35,355	27,807	120,171	72,741
Gross profit	17,025	14,292	53,786	37,223
COSTS AND EXPENSES:
General and administrative expenses	3,679	1,903	10,612	5,419
Selling expenses	2,611	1,811	8,085	4,913
Amortization expense of purchased intangible assets	1,363	—	6,188	—
Total costs and expenses	7,653	3,714	24,885	10,332
INCOME FROM OPERATIONS	9,372	10,578	28,901	26,891

OTHER INCOME (EXPENSE):
Other income (expense)	(268)	23	(227)	3
Interest expense	(1,469)	(20)	(4,203)	(20)
Interest income	153	233	477	598
Equity in earnings (losses) of joint ventures	(19)	—	270	—

INCOME BEFORE INCOME TAXES	7,769	10,814	25,218	27,472

INCOME TAX PROVISION	546	3,697	6,535	9,813

NET INCOME	$7,223	$7,117	$18,683	$17,659

INCOME PER SHARE:
Basic	$0.58	$0.59	$1.50	$1.47
Diluted	$0.57	$0.58	$1.49	$1.44

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,463,060	12,094,181	12,426,369	12,039,593
Diluted	12,567,912	12,301,772	12,572,226	12,245,212

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$—	$—	$0.15	$0.15

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income	Total	for the Period
Balances, December 31, 2007	12,434	$622	$38,246	$55,868	$3,543	$98,279

Shares issued for stock option exercises	74	4	224	—	—	228
Restricted stock awards	153	8	(8)	—	—	—
Shares issued in connection with the employee stock purchase plan	4	—	105	—	—	105
Excess tax benefit related to stock options	—	—	9	—	—	9
Stock-based compensation	—	—	2,363	—	—	2,363
Dividends declared	—	—	—	(1,894)	—	(1,894)
Net income	—	—	—	18,683	—	18,683	18,683
Derivative valuation adjustment, net of tax of $48	—	—	—	—	77	77	77
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,010)	(2,010)	(2,010)
Balances, September 30, 2008	12,665	$634	$40,939	$72,657	$1,610	$115,840	$16,750

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in Thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,683	$17,659
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation (including capital lease amortization)	3,621	1,394
Amortization of purchased intangible assets	6,188	—
Amortization of capitalized debt issuance costs	210	—
Stock-based compensation	2,363	912
Deferred income tax benefit	(2,735)	(239)
Equity in earnings of joint ventures	(270)	—
Change in -
Restricted cash	—	3,059
Accounts receivable, net	7,631	2,001
Inventories	262	(13,541)
Prepaid expenses and other	(2,549)	(636)
Accounts payable	(3,771)	3,125
Customer advances	218	132
Accrued expenses and other liabilities	(5,046)	(1,065)

Net cash provided by operating activities	24,805	12,801

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,325)	(7,347)
Change in other non-current assets	50	(11)

Net cash used in investing activities	(7,275)	(7,358)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in Thousands)

(unaudited)

	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	7,247	—
Payment on term loan with French bank	(441)	(389)
Payment on Nord LB term loans	(810)	—
Payment of capital lease obligations	(308)	—
Payment of dividends	(1,894)	(1,821)
Payment of deferred debt issuance costs	(167)	—
Net proceeds from issuance of common stock to employees and directors	333	563
Excess tax benefit related to exercise of stock options	9	5

Net cash provided by (used in) financing activities	3,969	(1,642)

EFFECTS OF EXCHANGE RATES ON CASH	(36)	357

NET INCREASE IN CASH AND CASH EQUIVALENTS	21,463	4,158

CASH AND CASH EQUIVALENTS, beginning of the period	9,045	17,886

CASH AND CASH EQUIVALENTS, end of the period	$30,508	$22,044

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

2.                   SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries. Only subsidiaries in which controlling interests are maintained are consolidated. The equity method is used to account for our ownership in subsidiaries where we do not have controlling interest. All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for the Company’s foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders’ equity and are included in other cumulative comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company’s operations in foreign countries are translated at actual exchange rates when known or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not conform with changes in the corresponding balances in the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

Revenue Recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require the Company to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed. All issues of conformity of the product to specifications are resolved before the product is shipped and billed. Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters and shaped charges, as well as seismic related explosives and accessories, are standard in nature. In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured. For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, the Company will account for such anticipated loss.

Related Party Transactions

The Company has related party transactions with its unconsolidated joint ventures, as well as with the minority partner of one of its consolidated joint ventures. A summary of those transactions for the three and nine months ended September 30, 2008 is presented below:

	3 months ended		9 months ended
	September 30, 2008		September 30, 2008
		Interest		Interest
	Sales to	income from	Sales to	income from
Perfoline	$115	$11	$162	$37
DYNAenergetics RUS	1,008	—	2,145	—
Minority Interest Partner	547	—	1,531	—

Total	$1,669	$11	$3,838	$37

A summary of related party balances as of September 30, 2008 and December 31, 2007 is presented below:

	As of September 30, 2008		As of December 31, 2007
	Accounts	Accounts	Accounts	Accounts
	receivable	payable	receivable	payable
	and loan to	and loan from	and loan to	and loan from
Perfoline	$451	$137	$523	$120
DYNAenergetics RUS	660	—	449	—
KazDYNAenergetics	—	—	131	—
Minority Interest Partner	854	383	—	205

Total	$1,965	$520	$1,103	$325

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the three months ended September 30, 2008
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$7,223	12,463,060	$0.58

Dilutive effect of options to purchase common stock	—	93,260
Dilutive effect of restricted stock awards	—	11,592

Diluted earnings per share:
Net income	$7,223	12,567,912	$0.57

	For the three months ended September 30, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$7,117	12,094,181	$0.59

Dilutive effect of options to purchase common stock	—	182,455
Dilutive effect of restricted stock awards	—	25,136

Diluted earnings per share:
Net income	$7,117	12,301,772	$0.58

	For the nine months ended September 30, 2008
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$18,683	12,426,369	$1.50

Dilutive effect of options to purchase common stock	—	120,374
Dilutive effect of restricted stock awards	—	25,483

Diluted earnings per share:
Net income	$18,683	12,572,226	$1.49

	For the nine months ended September 30, 2007
			Per share
	Income	Shares	Amount
Basic earnings per share:
Net income	$17,659	12,039,593	$1.47

Dilutive effect of options to purchase common stock	—	191,652
Dilutive effect of restricted stock awards	—	13,967

Diluted earnings per share:
Net income	$17,659	12,245,212	$1.44

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB issued a staff position statement (“FSP”) in February 2008 that deferred the required implementation date of SFAS 157 for certain assets and liabilities. The adoption of SFAS 157 in the nine months ended September 30, 2008 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities during the nine months ended September 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

3.                   ACQUISITION

On November 15, 2007, the Company and a newly-formed subsidiary, DYNAenergetics Holding GmbH (the “Purchaser”), entered into a Purchase, Sale and Assignment Agreement (the “Purchase Agreement”) with Rolf Rospek, Patrick Xylander, Uwe Gessel, and Oag Beteiligungs-GmbH, a German limited liability company (collectively the “Sellers”). Pursuant to the terms of the Purchase Agreement, on November 15, 2007, the Purchaser acquired 100% of the issued and outstanding shares of DYNAenergetics Beteiligungs-GmbH and all of the interests in DYNAenergetics GmbH and Co. KG (collectively, “DYNAenergetics”) from the Sellers.

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

The acquisition was valued at $112,701 and was financed by (i) the payment of $81,781 in cash, net of cash acquired of $1,870 and transaction related taxes of $3,708 (2,530 Euros) due from one of the Sellers and withheld by the Purchaser, (ii) the issuance of 251,041 shares of common stock of the Company (valued at $13,509), and (iii) the assumption of approximately $11,833 (8,074 Euros) of DYNAenergetics debt. The cash portion of the purchase price was financed using proceeds from the new syndicated credit agreement and existing available cash.

The purchase price of the acquisition was allocated to the Company’s tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill.

The allocation of the purchase price to the assets and liabilities of DYNAenergetics was as follows:

Current assets	$30,222
Property, plant and equipment	7,845
Intangible assets	62,794
Goodwill	45,985
Investment in joint ventures	1,324
Other assets	11

Total assets acquired	148,181

Current liabilities	14,524
Long term debt	11,833
Deferred tax liabilities	19,850
Other long term liabilities	1,096
Minority interest	10

Total liabilities acquired	47,313

Net assets acquired	$100,868

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

The Company acquired goodwill in the amount of $45,985 as a result of the acquisition of DYNAenergetics. The amount of goodwill assigned to each reportable segment is as follows:

Value
Explosive Metalworking	$25,258
Oilfield Products	20,727

Total goodwill	$45,985

Goodwill as of September 30, 2008 amounts to $44,797 and the change from December 31, 2007 reflects the impact of foreign currency translation and subsequent purchase price adjustments resulting from the compilation of additional acquisition related expenses.

The following table presents the unaudited, pro-forma combined results of operations for the three and nine months ended September 30, 2007 assuming (i) the acquisition had occurred on January 1, 2007; (ii) pro-forma amortization expense of the purchased intangible assets and (iii) pro-forma interest expense assuming the Company utilized its syndicated credit agreement to finance the acquisition:

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2007	2007
Net sales	$60,180	$154,195
Income from operations	$12,483	$28,315
Net income	$7,346	$15,793

Net income per share:
Basic	$0.60	$1.28
Diluted	$0.59	$1.26

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.                   INVESTMENT IN JOINT VENTURES

Operating results include the Company’s proportionate share of income from joint ventures, which consist of unconsolidated joint ventures accounted for under the equity method. These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company’s Oilfield Products business segment) include the following: (1) 65.19% interest in Perfoline, which is a Russian manufacturer of perforating gun systems and (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company’s oilfield products. Due to certain minority interest veto rights that effectively require the minority interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements. Investments in these joint ventures totaled $1,325 and $1,361 as of September 30, 2008 and December 31, 2007, respectively.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 is as follows:

	September 30,	December 31,
	2008	2007
Current assets	$4,099	$4,148
Noncurrent assets	848	666
Total assets	$4,947	$4,814

Current liabilities	$1,151	$1,400
Noncurrent liabilities	917	1,048
Equity	2,879	2,366
Total liabilities and equity	$4,947	$4,814

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2008	2008
Net sales	$1,875	$6,600
Gross profit	$347	$1,580
Operating income	$120	$908
Net income	$60	$595
Equity in earnings (losses) of joint ventures	$(19)	$270

5.      INVENTORY

The components of inventory are as follows at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(unaudited)
Raw materials	$12,628	$13,744
Work-in-process	21,992	23,699
Finished goods	5,293	3,564
Supplies	987	621

	$40,900	$41,628

6.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2008:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,185	$(1,058)	$23,127
Customer relationships	32,633	(3,173)	29,460
Trademarks / Trade names	2,634	(345)	2,289
Order backlog DYNAplat	2,456	(2,456)	—

Total intangible assets	$61,908	$(7,032)	$54,876

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2007:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,653	$(154)	$24,499
Customer relationships	33,263	(461)	32,802
Trademarks / Trade names	2,685	(50)	2,635
Order backlog DYNAplat	2,504	(526)	1,978

Total intangible assets	$63,105	$(1,191)	$61,914

The decrease in the gross value of our purchased intangible assets from December 31, 2007 to September 30, 2008 is due to the impact of foreign currency translation.

7.      DEBT

Lines of credit consist of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(unaudited)
Syndicated credit agreement revolving loan	$9,536	$—
Commerzbank revolving line of credit	1,173	3,225
Commerzbank line of credit	3,612	1,473
Deutsche Bank revolving line of credit	—	680
Nord LB line of credit	—	2,209

	14,321	7,587
Less current portion	(4,785)	(7,587)

Long-term lines of credit	$9,536	$—

Long-term debt consists of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007
	(unaudited)
Syndicated credit agreement term loan	$45,000	$45,000
Syndicated credit agreement Euro term loan	20,229	20,621
Euro term loan - French bank	—	427
Nord LB 3,000 Euro term loan	2,601	3,314
Nord LB 500 Euro term loan	81	203

	67,911	69,565
Less current maturities	(7,471)	(8,035)

Long-term debt	$60,440	$61,530

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, limits on capital expenditures and maintenance of specified financial ratios.  As of September 30, 2008, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Swap Agreement

On November 15, 2007, the Company entered into an interest swap agreement that effectively converted the LIBOR based variable rate borrowings under the $45,000 term loan to a fixed rate of 6.34%.  The company has designated the swap agreement as an effective cash flow hedge with matched terms in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap asset or liability.  As of September 30, 2008, the fair value of the swap agreement was a liability of $70, net of tax.  The swap agreement expires on November 16, 2008.

On October 15, 2008, the Company entered into a new two-year interest rate swap agreement which becomes effective on November 17, 2008.  Similar to the interest rate swap agreement described above, this new agreement will effectively convert the LIBOR based variable rate US borrowings to a fixed rate of 4.87% and the Company has designated this new swap agreement as an effective cash flow hedge with matched terms in accordance with SFAS No. 133.

8.      BUSINESS SEGMENTS

The Company is organized in the following three segments:  Explosive Metalworking, Oilfield Products and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries. The Oilfield Products segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories.  AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines.

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.  Segment information is presented for the three and nine months ended September 30, 2008 and 2007 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended September 30, 2008:
Net sales	$42,703	$6,756	$2,921	$52,380
Depreciation and amortization	$1,574	$947	$109	$2,630
Income from operations	$8,593	$725	$874	$10,192
Equity in earnings (losses) of joint ventures	$—	$(19)	$—	(19)
Unallocated amounts:
Stock-based compensation				(820)
Other expense				(268)
Interest expense				(1,469)
Interest income				153

Consolidated income before income taxes				$7,769

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the three months ended September 30, 2007:
Net sales	$40,326	$1,773	$42,099
Depreciation	$402	$82	$484
Income from operations	$10,646	$325	$10,971
Unallocated amounts:
Stock-based compensation			(393)
Other income			23
Interest expense			(20)
Interest income			233

Consolidated income before income taxes			$10,814

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the nine months ended September 30, 2008:
Net sales	$147,344	$19,128	$7,485	$173,957
Depreciation and amortization	$6,619	$2,866	$324	$9,809
Income from operations	$28,393	$775	$2,096	$31,264
Equity in earnings of joint ventures	$—	$270	$—	270
Unallocated amounts:
Stock-based compensation				(2,363)
Other expense				(227)
Interest expense				(4,203)
Interest income				477

Consolidated income before income taxes				$25,218

	Explosive
	Metalworking	AMK
	Group	Welding	Total
For the nine months ended September 30, 2007:
Net sales	$105,257	$4,707	$109,964
Depreciation	$1,190	$204	$1,394
Income from operations	$27,197	$606	$27,803
Unallocated amounts:
Stock-based compensation			(912)
Other income			3
Interest expense			(20)
Interest income			598

Consolidated income before income taxes			$27,472

During the three and nine months ended September 30, 2008 no sales to any one customer accounted for more than 10% of total net sales.  During the three months ended September 30, 2007, sales to one customer represented approximately $7,333 (17%) of total net sales.  During the nine months ended September 30, 2007, no sales to any one customer accounted for more than 10% of total net sales.

9.      COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine months ended September 30, 2008 and 2007 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income for the period	$7,223	$7,117	$18,683	$17,659
Interest rate swap valuation adjustment, net of tax	167	—	77	—
Foreign currency translation adjustment	(9,117)	898	(2,010)	1,158

Comprehensive income (loss)	$(1,727)	$8,015	$16,750	$18,817

Accumulated other cumulative comprehensive income as of September 30, 2008 and December 31, 2007 consisted of the following:

	September 30,	December 31,
	2008	2007
	(unaudited)
Currency translation adjustment	$1,680	$3,690
Interest rate swap valuation adjustment, net of tax of $42 and $90, respectively	(70)	(147)

	$1,610	$3,543

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

Executive Overview

Historically, our business has been organized into two segments:  Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding.  On November 15, 2007, we acquired 100% ownership of a German company, DYNAenergetics.  DYNAenergetics operates two distinct businesses which have historically been known as DYNAplat and DYNAwell.  DYNAplat is a manufacturer of explosion clad products similar to those manufactured by DMC Clad, and its operating results from the date of acquisition are included in our Explosive Metalworking segment.  DYNAwell manufactures a number of products for the perforation of oil and gas wells and also distributes a line of seismic products for oil and gas exploration activities.  DYNAwell’s operating results from the date of acquisition are reported under a new segment that we have named “Oilfield Products.”

For the nine months ended September 30, 2008, Explosive Metalworking accounted for 85% of our net sales and 91% of our income from operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our AMK Welding and Oilfield Products segments accounted for 4% and 11%, respectively, of our year-to-date 2008 net sales.

Our net sales for the nine months ended September 30, 2008, which include $44,099 of sales from our recently acquired DYNAenergetics’ businesses, increased by $63,993 (58.2%) compared to the first nine months of 2007, reflecting year-to-year net sales increases of $42,087 (40.0%) and $2,778 (59.0%) for our Explosive Metalworking and AMK Welding segments, respectively, and a sales contribution of $19,128 from our new Oilfield Products segment.  Income from operations increased by 7.5% to $28,901 in the first nine months of 2008 from $26,891 in the first nine months of 2007, reflecting improvements in Explosive Metalworking’s and AMK Welding’s operating income of $1,196 and $1,490, respectively, that were partially offset by a $1,451 increase in stock-based compensation expense.  Our Oilfield Products segment reported operating income of $775 in the first nine months of 2008.  Our net income increased by 5.8% to $18,683 for the nine months ended September 30, 2008 from $17,659 in the same period of 2007.

Net sales

Explosive Metalworking’s revenues are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and similar industries.  While demand for our clad metal products in the United States is largely driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing and oil refining facilities also account for a significant portion of total demand. In contrast to the U.S. market, demand for our clad products in Europe and Asia is more dependent on new construction projects, such as the building of new Purified Terephthalic Acid (“PTA”) plants in different parts of the world, including China, and on sales of electrical transition joints that are used in the aluminum production industry.

Oilfield Products’ revenues are generated principally from sales of shaped charges, detonators and detonating cord, boosters, and perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

AMK Welding’s revenues are generated from welding, heat treatment, and inspection services that are provided with respect to customer-supplied parts for customers primarily involved in the power generation industry and aircraft engine markets.

A significant portion of our revenue is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving product quality, delivering products on time, and competing favorably on the basis of price.

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

Gross profit and cost of products sold

Cost of products sold for Explosive Metalworking include the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies, and other manufacturing overhead expenses.

Cost of products sold for Oilfield Products include the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products, and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies, and other manufacturing overhead expenses.

AMK Welding’s cost of products sold consists principally of employee compensation and benefits, welding supplies (wire and gas), depreciation of manufacturing facilities and equipment, outside services, and other manufacturing overhead expenses.

Income taxes

Our effective income tax rate decreased to 25.9% for the first nine months of 2008 from 35.7% for the same period of 2007.  Income tax provisions on the earnings of Nobelclad, Nitro Metall, DYNAenergetics and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German and Luxembourg statutory tax rates.  Based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our full year 2008 blended effective tax rate on our consolidated pre-tax income to approximate 27%. We currently expect our blended effective tax rate for 2009 to increase to a range from 31% to 32%.

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

Our backlog with respect to the Explosive Metalworking segment, which totaled approximately $100,000 at the beginning of 2008, decreased during the current quarter to approximately $98,610 at September 30, 2008 from approximately $104,871 at June 30, 2008.  Approximately $4 million of the backlog reduction from June 30 to September 30 relates to the change in the Euro to U.S. dollar exchange rate as of the respective quarter-end dates.

Three and Nine Months Ended September 30, 2008 Compared to Three and Nine Months Ended September 30, 2007

Net sales

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Net sales	$52,380	$42,099	$10,281	24.4%

	Nine Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Net sales	$173,957	$109,964	$63,993	58.2%

Net sales for the third quarter of 2008 increased 24.4% to $52,380 from $42,099 in the third quarter of 2007.  Explosive Metalworking sales increased 5.9% to $42,703 in the three months ended September 30, 2008 (81% of total sales) from $40,326 in the same period of 2007 (96% of total sales).  The increase in Explosive Metalworking sales reflects a sales contribution of $5,622 from the DYNAplat division of DYNAenergetics that offset the decreased sales of $3,245 from our other DMC Clad divisions.

Oilfield Products contributed $6,756 to third quarter 2008 sales (13% of total sales).

AMK Welding contributed $2,921 to third quarter 2008 sales (6% of total sales), which represents a 64.7% increase from sales of $1,773 in the third quarter of 2007 (4% of total sales).  The increase in AMK’s sales relates principally to increased revenues from ground-based gas turbine work.

Net sales for the first nine months of 2008 increased 58.2% to $173,957 from $109,964 in the first nine months of 2007.  Explosive Metalworking sales increased 40.0% to $147,344 in the nine months ended September 30, 2008 (85% of total sales) from $105,257 in the same period of 2007 (96% of total sales).  The significant increase in Explosive Metalworking sales reflects a sales contribution of $24,971 from the DYNAplat division of DYNAenergetics and increased sales of $17,116 from our other DMC Clad divisions which reflect the continued strong economic condition of the industries this business segment serves.  At the end of this year’s second quarter, we disclosed that third quarter 2008 sales were expected to be up to 20% less than the $52,996 in sales that we reported in the second quarter due to longer lead times on carbon steel supply in the United States. Actual third quarter sales of $42,703 were 19.4% below those of the second quarter.  We have seen some improvement in carbon steel deliveries and expect our fourth quarter sales to return to the level that we enjoyed in the second quarter.

Oilfield Products contributed $19,128 to first nine months 2008 sales (11% of total sales).  Fourth quarter sales are expected to be 20% to 25% higher than the $6,756 in sales that Oilfield Products reported in the third quarter.

AMK Welding contributed $7,485 to sales for the first nine months 2008 (4% of total sales), which represented a 59.0% increase from sales of $4,707 in the first nine months of 2007 (4% of total sales).  As indicated above, AMK’s 2008 sales relate principally to increased revenues from ground-based gas turbine work.  Third quarter sales at AMK were stronger than expected as a result of earlier than planned shipments of certain orders.  We expect AMK’s fourth quarter sales to decline to a level that is more consistent with amounts that we reported in the first and second quarter of this year ($2,299 and $2,265, respectively).

Gross profit

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Gross profit	$17,025	$14,292	$2,733	19.1%
Consolidated gross profit margin rate	32.5%	33.9%

	Nine Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Gross profit	$53,786	$37,223	$16,563	44.5%
Consolidated gross profit margin rate	30.9%	33.9%

Gross profit increased by 19.1% to $17,025 for the three months ended September 30, 2008 from $14,292 for the three months ended September 30, 2007. Our third quarter 2008 consolidated gross profit margin rate decreased to 32.5% from 33.9% in the third quarter of 2007. The gross profit margin rate for Explosive Metalworking decreased from 34.3% in the third quarter of 2007 to 31.9% in the third quarter of 2008, for the reasons discussed below.  The gross profit margin rate for AMK Welding increased to 37.9% in the third quarter of 2008 from 27.7% in the third quarter of 2007, with this improvement being largely attributable to the 64.7% increase in AMK’s sales volume as discussed above.  Oilfield Products reported a gross profit margin rate of 35.6% on its third quarter 2008 sales of $6,756, which was higher than the normal gross margin level for this business due to a favorable third quarter product and customer mix.

For the nine months ended September 30, 2008, gross profit increased to $53,786 from $37,223 for the same period of 2007, a 44.5% increase.  Our year to date consolidated gross profit margin grate decreased to 30.9% from 33.9% for the first nine months of 2007.  The gross profit margin rate for Explosive Metalworking decreased to 30.6% from 34.3%.  For the nine months ended September 30, 2007, the gross profit margin rate for AMK Welding increased to 36.3% from 26.5% for the same period of 2007.  Oilfield Products reported a gross profit margin rate of 32.4% for the first nine months of 2008, which is considered somewhat higher than the normal gross margin range for this business.

The decreased third quarter and year-to-date 2008 gross profit margin rates for Explosive Metalworking relates primarily to a higher proportion of sales by our European divisions in the first nine months of 2008 than in the first nine months of 2007 as a result of the DYNAenergetics acquisition.  As mentioned above, the DYNAplat division of DYNAenergetics reported year-to-date 2008 sales of $24,971.  Historically, gross margins for our European explosion welding divisions, including those of the DYNAplat division, have generally been lower than those reported by our U.S. division.

Our third quarter consolidated gross margin of 32.5% was higher than expected as a result of the strong gross margins reported in the third quarter by both our Oilfield Products and AMK Welding segments as discussed above and higher than expected proportionate Explosive Metalworking sales by our U.S. division, which generally enjoys higher gross margins than our European Explosive Metalworking divisions.  Based upon expected fourth quarter sales volume and normal quarter to quarter fluctuations in product mix, we expect our fourth quarter consolidated gross margin to be comparable to the gross margin rates that we reported in the first and second quarter of this year (30.3% and 30.1%, respectively).

General and administrative expenses

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
General & administrative expenses	$3,679	$1,903	$1,776	93.3%
Percentage of net sales	7.0%	4.5%

	Nine Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
General & administrative expenses	$10,612	$5,419	$5,193	95.8%
Percentage of net sales	6.1%	4.9%

General and administrative expenses increased by $1,776, or 93.3%, to $3,679 in the third quarter of 2008 from $1,903 in the third quarter of 2007.  Excluding $1,050 of incremental general and administrative expenses that resulted from the DYNAenergetics acquisition, our general and administrative expenses increased by $726 or 38.1%.  This increase included a $258 increase in stock-based compensation and an impact of $172 from annual salary adjustments and staffing changes.  As a percentage of net sales, general and administrative expenses increased to 7.0% in the third quarter of 2008 from 4.5% in the third quarter of 2007.

General and administrative expenses for the nine months ended September 30, 2008 totaled $10,612 compared to $5,419 for the same period of 2007.  This reflects an increase of 95.8%.

Excluding $3,388 of incremental general and administrative expenses for DYNAenergetics, our general and administrative expenses increased by $1,805 or 33.3%.  This increase reflects a $909 increase in stock-based compensation and an impact of $294 from annual salary adjustments and staffing changes.  As a percentage of net sales, general and administrative expenses increased to 6.1% in the first nine months of 2008 from 4.9% in the first nine months of 2007.

Selling expenses

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Selling expenses	$2,611	$1,811	$800	44.2%
Percentage of net sales	5.0%	4.3%

	Nine Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Selling expenses	$8,085	$4,913	$3,172	64.6%
Percentage of net sales	4.6%	4.5%

Selling expenses, which include sales commissions of $270 in 2008 and $663 in 2007, increased by 44.2% to $2,611 in the third quarter of 2008 from $1,811 in the third quarter of 2007.  Excluding $1,083 of incremental selling expenses that resulted from the DYNAenergetics acquisition, our selling expenses decreased by $283 or 15.6%.  This decrease reflects a $393 decrease in sales commissions and a net decrease of $113 in other expense categories that were partially offset by increases of $119 in stock-based compensation expense and $104 resulting from annual salary adjustments/staffing changes.  As a percentage of net sales, selling expenses increased to 5.0% in the third quarter of 2008 from 4.3% in the third quarter of 2007.

Selling expenses increased by 64.6% to $8,085 in the first nine months of 2008 from $4,913 in the same period of 2007.  These expenses include sales commission of $892 and $1,378 for 2008 and 2007, respectively.  Excluding $2,747 of incremental selling expenses from DYNAenergetics, our selling expenses increased by $425 or 8.6%.  This increase reflects an increase in stock-based compensation expense of $385, an impact of $289 from annual salary adjustments and staffing changes, and a $229 increase in travel expenses that were partially offset by a $486 decrease in sales commissions. As a percentage of net sales, selling expenses increased to 4.6% in the first nine months of 2008 from 4.5% in the first nine months of 2007.

Amortization expenses

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Amortization expense of purchased intangible assets	$1,363	$—	$1,363	NA
Percentage of net sales	2.6%	0.0%

	Nine Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Amortization expense of purchased intangible assets	$6,188	$—	$6,188	NA
Percentage of net sales	3.6%	0.0%

Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics. Amortization expense for the three months ended September 30, 2008 includes $945, $315 and $103 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively. Amortization expense for the nine months ended September 30, 2008 includes $2,055, $2,866, $956 and $311 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively. Based upon the current foreign exchange rates, we expect amortization expense for 2008 to approximate $7,500.

Income from operations

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Income from operations	$9,372	$10,578	$(1,206)	(11.4)%

	Nine Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Income from operations	$28,901	$26,891	$2,010	7.5%

Income from operations decreased by 11.4% to $9,372 in the third quarter of 2008 from $10,578 in the third quarter of 2007. Explosive Metalworking reported income from operations of $8,593 in the third quarter of 2008 as compared to $10,646 in the third quarter of 2007. This 19.3% decrease in Explosive Metalworking operating income is largely attributable to a decline in the gross margin rate from 34.3% in 2007 to 31.9% in 2008 and increased operating expenses from the acquired DYNAplat business. Oilfield Products reported income from operations of $725 for the third quarter of 2008. AMK Welding reported income from operations of $874 for the three months ended September 30, 2008 as compared to $325 for the same period of 2007. This significant increase is attributable to the $1,148, or 64.7%, increase in sales as discussed above.

Income from operations increased by 7.5% to $28,901 in the first nine months of 2008 from $26,891 in the first nine months of 2007. Explosive Metalworking reported income from operations of $28,393 in the first nine months of 2008 as compared to $27,197 in the first nine months of 2007. This modest 4.4% increase reflects a favorable impact from the 40.0% sales increase discussed above that was offset by a decline in the gross margins rate from 34.3% in 2007 to 30.6% in 2008 and increased operating expenses from the acquired DYNAplat business. Oilfield Products reported income from operations of $775 for the first nine months of 2008. AMK Welding reported income from operations of $2,096 for the first nine months of 2008 as compared to $606 for the first nine months of 2007, with this increase of $1,490 reflecting a $2,778, or 59.0%, increase in sales as discussed above.

Income from operations for the three and nine months ended September 30, 2008 includes $820 and $2,363, respectively, of stock-based compensation expense compared to stock-based compensation expense for the three and nine months ended September 30, 2007 of $393 and $912, respectively. This expense is not allocated to our business segments and thus is not included in the above third quarter and year to date operating income totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Interest income (expense), net

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Interest income (expense), net	$(1,316)	$213	$(1,529)	NM

	Nine Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Interest income (expense), net	$(3,726)	$578	$(4,304)	NM

We recorded net interest expense of $1,316 in the three months ended September 30, 2008 compared to net interest income of $213 in the same time period of 2007. We recorded net interest expense of $3,726 in the first nine months of 2008 compared to net interest income of $578 in the first nine months of 2007. During the first nine months of 2007, we were in a positive net cash position and earned interest on investment of excess cash balances. In connection with the acquisition of DYNAenergetics, we borrowed approximately $65,000 under our new $100,000 five-year credit facility, assumed approximately $12,000 of DYNAenergetics’ debt outstanding as of the acquisition date, and used approximately $16,000 of our existing cash balances to finance the acquisition. As a result of this new indebtedness and a decrease in our cash position, we reported a significant amount of interest expense during the third quarter and first nine months of 2008.

Income tax provision

	Three Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Income tax provision	$546	$3,697	$(3,151)	(85.2)%
Effective tax rate	7.0%	34.2%

	Nine Months Ended
	September 30,			Percentage
	2008	2007	Change	Change
Income tax provision	$6,535	$9,813	$(3,278)	(33.4)%
Effective tax rate	25.9%	35.7%

We recorded an income tax provision of $546 in the third quarter of 2008 compared to $3,697 in the third quarter of 2007. The effective tax rate decreased to 7.0% in the third quarter of 2008 from 34.2% in the third quarter of 2007. The income tax provisions for the three months ended September 30, 2008 and 2007 include $83 and $3,274, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the newly acquired DYNAenergetics division and related holding companies in Germany and Luxembourg. The third quarter 2008 effective tax rate of 7.0% represents a significant deviation from the expected full year 2008 effective tax rate of 32% to 33% that was disclosed at the end of the second quarter. The deviation arose primarily from the completion during the third quarter of an Internal Revenue Service examination and from adjustments that were identified during the third quarter 2008 preparation and filing of our 2007 federal and state tax returns. The closure of the Internal Revenue Service examination enabled the Company to record previously unrecognized tax benefits of approximately $300. The “book-to-return” adjustments favorably impacted the third quarter tax provision by approximately $1,100 and related primarily to apportionment factors utilized to compute state income taxes. As a result of these third quarter tax provision adjustments, we now expect our full year 2008 blended effective tax rate on our consolidated pre-tax income to approximate 27%. Our blended effective tax rate for 2009 is expected to increase to a range from 31% to 32%.

For the nine months ended September 30, 2008, we recorded an income tax provision of $6,535 compared to $9,813 for the same period of 2007. The effective tax rate decreased to 25.9% for the first nine months of 2008 from 35.7% for the first nine months of 2007. The income tax provisions for the nine months ended September 30, 2008 and 2007 include $5,643 and $8,317, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad, Nitro Metall, DYNAenergetics and our holding companies in Germany and Luxembourg. The effective tax rate for the nine months ended September 30, 2008 was favorably impacted by the items noted above in the preceding paragraph.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements and the issuance of common stock. Prior to the November 15, 2007 acquisition of DYNAenergetics, we had no outstanding borrowings under our $10,000 revolving credit facility with a U.S. bank and term debt outstanding of 290 Euros (approximately $458) under a term loan with a French bank. In connection with the acquisition of DYNAenergetics, we terminated our $10,000 revolving credit facility and entered into a five-year syndicated credit agreement. The credit agreement, which provides for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks. The credit facility in the approximate amount of $100,000 expires on November 16, 2012. As of September 30, 2008, term loans of $45,000 and 14,000 Euros ($20,229) and revolving loans of 6,600 Euros ($9,536) were outstanding under the new credit facility. Additionally, we have assumed outstanding debt obligations of DYNAenergetics, including lines of credit loans and term loans with outstanding amounts of $4,785 and $2,682, respectively, as of September 30, 2008.

We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service and capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders at attractive prices; (iii) successfully integrate the recently-acquired DYNAenergetics businesses; or (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets and maintenance of specified financial ratios.  As of September 30, 2008, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2007.

Cash flows from operating activities

Net cash flows provided by operating activities for the first nine months of 2008 totaled $24,805.  Significant sources of operating cash flow included net income of $18,683, non-cash depreciation and amortization expense of $10,019 and stock-based compensation of $2,363.  These sources of operating cash flow were partially offset by a deferred income tax benefit of $2,735, $270 in equity in losses of joint ventures and net negative changes in various components of working capital in the amount of $3,255.  Net negative changes in working capital included increases in prepaid expenses of $2,549 and decreases in accounts payable and accrued expenses and other liabilities of $3,771 and $5,046, respectively.  These negative changes in working capital were partially offset by decreases in accounts receivable and inventories of $7,631 and $262, respectively, and increases in customer advances of $218.

Net cash flows provided by operating activities for the nine months ended September 30, 2007 totaled $12,801.  Significant sources of operating cash flow included net income of $17,659, non-cash depreciation expense of $1,394 and stock-based compensation of $912.  These sources of operating cash flow were offset by net negative changes in various components of working capital in the amount of $6,925.  Net negative changes in working capital included increases in inventories and prepaid expenses of $13,541 and $636, respectively, and decreases in accrued expenses and other liabilities of $1,065.  These negative changes in working capital were partially offset by decreases in restricted cash and accounts receivable of $3,059 and $2,001, respectively, and increases in accounts payable and customer advances of $3,125 and $132, respectively.

Cash flows from investing activities

Net cash flows used by investing activities for the first nine months of 2008 totaled $7,275 and consisted almost entirely of capital expenditures.

Net cash flows used in investing activities for the first nine months of 2007 totaled $7,358 and consisted primarily of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the first nine months of 2008 were $3,969, which consisted primarily of net borrowings on bank lines of credit of $7,247 and $333 in net proceeds from the issuance of common stock relating to the exercise of stock options.  These sources of cash flow were partially offset by payment of annual dividends of $1,894, a final principal payment on a term loan with French bank of $441, an $810 principal payment on a Nord LB term loan, payments of deferred debt issuance costs of $167 and payment on capital lease obligations of $308.

Net cash flows used in financing activities for the first nine months of 2007 were $1,627.  Significant uses of cash for financial activities included a $1,821 payment of annual dividends and $389 principal payment on a term loan with French bank.  Sources of cash flow from financial activities include $563 in net proceeds from the issuance of common stock relating to the exercise of stock options.

Payment of Dividends

We paid annual dividends in 2008 and 2007 and may continue to pay annual dividends in the future subject to capital availability and periodic determinations that cash dividends are in compliance with our debt covenants and are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, changes in federal income tax laws, or any other factors that our board of directors deems relevant.  Any decision to pay cash dividends is and will continue to be at the discretion of board of directors.

Critical Accounting Policies

Our historical consolidated financial statements and notes to our historical consolidated financial statements contain information that is pertinent to our management’s discussion and analysis of financial condition and results of operations. Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates, judgments, and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses, and requires the disclosure of contingent assets and liabilities. However, the accounting principles used by us generally do not change our reported cash flows or liquidity. Interpretation of the existing rules must be performed and judgments made on how the specifics of a given rule apply to us.

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

Revenue recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed, and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters, and shaped charges, as well as, seismic related explosives and accessories, are standard in nature.  In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a potential loss, the Company will account for such anticipated loss.

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

We first determine the fair value of each reporting unit. If the fair value of a reporting unit is less than its carrying value, this is an indicator that the goodwill assigned to that reporting unit might be impaired, which requires performance of the second step. We determine the fair value of our reporting units based on projected future discounted cash flows, which, in turn, are based on our views of uncertain variables such as growth rates, anticipated future economic conditions, and the appropriate discount rates relative to risk and estimates of residual values.

In the second step, if required, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value, we recognize an impairment loss for the excess.

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

Impact of foreign currency exchange rate risks

The functional currency for our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period.  Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders’ equity and are included in other cumulative comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in income as unrealized (based on period-end translations) or realized (based upon settlement of the transactions). Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

Income taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards No.  109, Accounting for Income Taxes (“SFAS 109”), which requires the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements but not our tax returns.  Deferred tax assets and liabilities are determined based on income tax credits and on the temporary differences between the Consolidated Financial Statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We routinely evaluate deferred tax assets to determine if they will, more likely than not, be recovered from future projected taxable income; if not, we record an appropriate valuation allowance.

We continue to maintain a full valuation allowance of $111 against the carryforward tax attributes of a state in which we are no longer considered to be doing business.

Stock-Based Compensation Expense

We account for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”).  Under the fair value recognition provisions of SFAS 123R, stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  The fair value of restricted stock awards is based on the fair value of the Company’s stock on the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock options at the grant date requires judgment, including estimating stock price volatility, forfeiture rates, and expected option life.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007.  The FASB issued a staff position statement (“FSP”) in February 2008 that deferred the required implementation date of SFAS 157 for certain assets and liabilities.  The adoption of SFAS 157 in the nine months ended September 30, 2008 did not have a material impact on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115. This Statement permits entities to measure many financial instruments and certain other items at fair value. This election is made on an instrument-by-instrument basis and is irrevocable. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. This statement is effective for fiscal years beginning after November 15, 2007. The Company did not elect the fair value option for any of its existing financial assets and liabilities during the nine months ended September 30, 2008.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact of adopting SFAS No. 161 on our consolidated financial statements.

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

As of September 30, 2008, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no changes in the Company’s internal controls during the quarter ended September 30, 2008 or in other factors that could materially affect the Company’s internal controls over financial reporting.

The Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, does not expect that the Company’s disclosure controls or its internal controls will prevent all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, the Company’s disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our 2007 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

Our backlog figures may not accurately predict future sales.

We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most items of backlog within the following 12 months.  However, since orders may be rescheduled or canceled, and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.  Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog; nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

Weakness in the general global economy may adversely affect certain segments of our end market customers and reduce our sales and results of operations.

We supply products to customers that fabricate industrial equipment for various capital-intensive industries.  The current weakness in the general global economy may adversely affect our end market customers, causing them to cancel or postpone new plant or infrastructure construction, expansion or maintenance and retrofitting projects that use our products.  While to date we have not seen material signs of postponements or cancellations of projects important to us, there can be no assurances that general economic conditions will not lessen demand for our products and reduce our sales and results of operations.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: October 31, 2008	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)