Form 10-K
period 2008-12-31
DYNAMIC MATERIALS CORP
filed 2009-03-13
CIK 34067

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.05 Par Value

Securities registered pursuant to Section 12(g) of the Act: None

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

        The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $401,430,970 as of June 30, 2008.

        The number of shares of Common Stock outstanding was 12,841,377 as of March 6, 2009.

        Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2007 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission ("SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2008.

 PART I

ITEM 1.    Business

Overview

        Dynamic Materials Corporation is an industrial manufacturer focusing on niche markets related to the building of equipment and materials, to support the infrastructure of the process and energy industries. Built upon specialized technologies, the company seeks to establish a global presence through an international network of manufacturing facilities and sales offices. Today, the Company operates in three business segments: Explosive Metalworking, Oilfield Products, and AMK Welding.

        We are a leading provider of explosion-welded clad metal plates. Explosion-weld cladding uses an explosive charge to bond together plates of different metals that do not bond easily with traditional welding techniques. We refer to this part of our business as "DMC Clad" or the "Explosive Metalworking" segment. DMC Clad markets its explosion-welded clad products under the Detaclad® trade name. DMC Clad's products are used in critical applications in a variety of industries, including oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration. DMC Clad's market leadership for explosion-welded clad metal plates is a result of its state-of-the-art manufacturing facilities, technological leadership, and production expertise. We believe our customers select us for our high quality product, speed and reliability of delivery, and cost effectiveness. We have a global sales force through which we sell our products in international markets. Our Explosive Metalworking operations, which were recently expanded through our 2007 acquisition of DYNAenergetics, are located in the United States, Germany, France, and Sweden.

        Through our Oilfield Products segment, which we also refer to as "DYNAwell" or "DYNAenergetics," we provide a range of proprietary and nonproprietary products for the global oil and gas industries. These products relate primarily to oil and gas well perforation, which is a process of punching holes in the casing of a well to enable easier and more precise recovery of oil or gas from a targeted formation. Manufactured products include shaped charges, detonators and detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells. DYNAwell also distributes a line of seismic products that support oil and gas exploration activities. DYNAwell's primary manufacturing and sales operations are located in Germany.

        Our AMK Welding segment ("AMK Welding") provides advanced welding services, primarily to the power turbine and aircraft engine manufacturing industries. AMK Welding is a highly specialized welding subcontracting shop for complex shapes used principally in gas turbines and aircraft engines. AMK Welding's operations are conducted at its Connecticut facility.

  Clad Metal Industry

        Clad metal plates are typically used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, power generation, industrial refrigeration, and similar industries. Clad metal plates consist of a thin layer of an expensive, corrosion resistant metal, such as titanium or stainless steel, which is metallurgically combined with a less expensive structural base metal, such as steel. For heavy equipment, clad generally provides a cost savings alternative to building the equipment of solely the corrosion resistant alloy.

        There are three major industrial clad plate manufacturing technologies:

  •
  Explosion welding

  •
  Hot Rollbonding

  •
  Weld overlay

        Explosion welding is the most versatile clad plate manufacturing technology. Being a robust cold welding technology, explosion-welded clad products exhibit high bond strength combined with the unaltered corrosion resistance and mechanical properties of the pre-clad components. The explosion-welded clad process is suitable for joining virtually any combination of common engineering metals. Explosion-welded clad metal is produced as flat plates or concentric cylinders which can be further formed and fabricated as needed. When fabricated properly, the two metals will not come apart, The dimensional capabilities of the process are broad; cladding metal layers can range from a few thousandths of an inch to several inches; base metal thickness and lateral dimensions are primarily limited by the size capabilities of the world's metal production mills. Explosion welding is used to clad a very broad range of metals to steel including aluminum, titanium, zirconium, nickel alloys, and stainless steels. The alternative technologies are typically limited to the latter two. In addition to use as clad plates, the explosion welded components can be used as transition pieces, facilitating conventional welding of dissimilar metals. DMC clad transition Joints are used in the aluminum production and shipbuilding industries.

        Hot rollbonding is performed by a small group of the world's heavy plate rolling mills. In this process, the clad metal and base metal are bonded together during the hot rolling operation in which the metal slab is converted to plate. Being a high temperature process, hot rollbond is limited to joining similar metals, such as stainless steel and nickel alloys to steel. Rollbond's niche is production of large quantities of light to medium gauge clad plates; it is frequently lower cost than explosion clad when total metal thickness is under 1 to 2 inches (dependent upon alloy and a number of other factors.) Rollbond products are generally suitable for most vessel applications but have lower bond shear strength and may have inferior corrosion resistance.

        In weld overlay cladding, the clad metal layer is deposited on the base metal using arc-welding type processes. Weld overlay is a cost-effective technology for complicated shapes, for field service jobs, and for production of heavy-wall pressure vessel reactors. During overlay welding, the cladding metal and base metal are melted together at their interface, the resulting dilution of the cladding metal chemistry may compromise corrosion performance and limit use in certain applications. Weld metal shrinkage during cooling potentially causes distortion when the base layer is thin; consequently, overlay is rarely the technically preferred solution for construction of new equipment when thicknesses are under 3 to 4 inches. As with rollbond, weld overlay is limited to metallurgically similar metals, primarily stainless steels and nickel alloys joined to steel. Weld overlay is typically performed in conventional metal fabrication shops.

  Clad Metals End Use Markets

        Explosion-welded clad metal is primarily used in construction of large industrial equipment involving high pressures and temperatures and needs to be corrosion resistant. The eight broad industrial sectors discussed below comprise the bulk of demand for DMC Clad's business. The demand for clad metal is driven by the underlying demand for new equipment and facility maintenance in these primary market sectors. Overall, the market for explosion-welded clad metal has continuously grown since its inception, with demand dependent upon the underlying needs of the various market sectors. There has been significant capital investment in many of these markets.

        Oil and Gas:    Oil and gas end use markets include both oil and gas production and petroleum refining. Oil and gas production covers a broad scope of operations related to recovering oil and/or gas for subsequent processing in refineries. Clad metal is used in separators, glycol contactors, piping, heat exchangers and other related equipment. The increase in oil and gas production from deep, hot, and corrosive fields has significantly increased the demand for clad equipment. Many non-traditional energy production methods are potentially commercially viable for bringing natural gas to the market. Clad is commonly used in these facilities. The primary clad metals for this market are stainless steel and nickel alloys clad to steel, with some use of reactive metals.

        Petroleum refining processes frequently are corrosive, are hot, and operate at high pressures. Clad metal is extensively used in a broad range of equipment including desulfurization hydrotreaters, coke drums, distillation columns, separators and heat exchangers. In the United States, refineries are running near their full capacity; and adding capacity and reducing costly down-time are a high priority. The increasing reliance upon low quality, high sulfur crude further drives additional demand for new corrosion resistant equipment. Worldwide trends in regulatory control of sulfur emissions in gas, diesel and jet fuel are also increasing the need for clad equipment. Like the upstream oil and gas sector, the clad metals are primarily stainless steel and nickel alloys.

        Alternative Energy:    Today's oil and gas prices and increasing climate concerns are driving significant upward demand for capital equipment in the alternative energy sector. Frequently, alternative energy technologies involve conditions which necessitate clad metals. Solar panels predominantly incorporate high purity silicon. Processes for manufacture of high purity silicon utilize a broad range of highly corrosion resistant clad alloys. Many geothermal fields are corrosive, requiring high alloy clad separators to clean the hot steam. Cellulosic ethanol technologies may require corrosion resistant metals such as titanium and zirconium.

        Chemical and Petrochemical:    Many common products, ranging from plastics to drugs to electronic materials, are produced by chemical processes. Because the production of these items often involves corrosive agents and is conducted under high pressures or temperatures, corrosion resistant equipment is needed, equipment which is best and most cost-effectively produced using clad construction. One of the larger applications for titanium-clad equipment is in the manufacture of Purified Terephthalic Acid ("PTA"), a precursor product for polyester, which is used in everything from carpets to plastic bottles. This market requires extensive use of stainless steel and nickel alloys, but also uses titanium and, to a lesser extent, zirconium and tantalum.

        Hydrometallurgy:    The conversion of raw ore to metal generally involves high energy and/or corrosive processes. Traditionally, most metals have been produced by high temperature smelting. Over the past two decades there has been an increasing trend toward acid leaching processes. These hydrometallurgy processes are more environmentally friendly and more energy efficient. The processes for production of nickel, gold, and copper involve acids, high pressures, and high temperatures. Titanium is the metal of choice. Titanium-clad plates are used extensively for construction of autoclaves and peripheral equipment.

        Aluminum Production:    Aluminum is reduced from its oxide in large electric smelters called potlines. The electric current is carried via aluminum conductors. The electricity must be transmitted into steel components for the high temperature smelting operations. Aluminum cannot be welded to steel conventionally. Explosion-welded aluminum-steel transition joints provide an energy efficient and highly durable solution for making these connections. Modern potlines use a large number of transition joints. Transition joints are typically replaced after approximately five years in service. Although aluminum production is the major electrochemical application for DMC Clad products, there are a number of other electrochemical applications including production of magnesium, chlorine and chlorate.

        Shipbuilding:    The combined problems of corrosion and top-side weight drive significant demand for our aluminum-steel transition joints. Top-side weight is often a significant problem with tall ships, including cruise ships, naval vessels, ferries and yachts. Use of aluminum in the upper structure and steel in the lower structure provides stability. Bolted joints between aluminum and steel corrode quickly in seawater. Aluminum cannot be welded directly to steel using traditional welding processes. Welded joints can only be made using transition joints. DMC Clad products can be found on many well known ships, including the QE II and modern U.S. Navy aircraft carriers.

        Power Generation:    Fossil fuel and nuclear power generation plants require extensive use of heat exchangers, many of which require corrosion resistant alloys to handle low quality cooling water. Our clad plates are used extensively for heat exchanger tubesheets. The largest clad tubesheets are used in the final low pressure condensers. For most coastal and brackish water cooled plants, titanium is the metal of choice technically, and titanium-clad tubesheets are the low cost solution for power plant condensers.

        Industrial Refrigeration:    Heat exchangers are a core component of refrigeration systems. When the cooling water is seawater, brackish, or even slightly polluted, corrosion resistant metals are necessary. Metal selection can range from stainless steel to copper alloy to titanium. Explosion-welded clad metal is often the low cost solution for making the tubesheets. Applications range from refrigeration chillers on fishing boats to massive air conditioning units for skyscrapers, airports, and deep underground mines.

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

  DYNAwell End Use Markets

        DYNAwell products are utilized to perform both perforating services—which require shaped charges, detonators, boosters, detonating cords, and perforating guns—and seismic prospecting. DYNAwell manufactures and distributes a comprehensive array of perforating products. Our DYNAwell products are generally purchased by oilfield service companies who utilize our perforating products for oil and gas recovery and our seismic products for oil and gas exploration activities.

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

Business Segments

        We operate three business segments: Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products (which we also refer to as DYNAwell or DYNAenergetics), and AMK Welding. The Explosive Metalworking segment uses proprietary explosive processes to fuse dissimilar metals and alloys and has more than 40 years of experience. We are the largest explosion-welded clad metal manufacturer in both North America and Europe. DYNAwell produces special shaped charges, detonators, detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells and has more than a decade of experience providing specialized products to the oil and gas industry. AMK Welding utilizes various specialized technologies to weld components for use in power-generation turbines as well as commercial and military jet engines and has 40 years of experience.

  Explosive Metalworking

        The Explosive Metalworking segment seeks to build on its leadership position in its markets. During the year ended December 31, 2008, the Explosive Metalworking segment represented approximately 84% of our revenue. The four manufacturing plants and their respective shooting sites in Pennsylvania, Germany, France and Sweden provide the production capacity to address concurrent projects for DMC Clad's current domestic and international customer base.

        The primary product of the Explosive Metalworking segment is explosion-welded clad metal plate. Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries. The characteristics of DMC Clad's explosive metalworking processes may enable the development of new products in a variety of industries and DMC Clad continues to explore such development opportunities.

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

        DMC Clad's metal products are primarily produced on a project-by-project basis conforming to requirements set forth in customers' purchase orders. Upon receipt of an order, DMC Clad obtains the component materials from a variety of sources based on quality, availability and cost and then produces the order in one of its four manufacturing plants. Final products are processed to meet contract specific requirements for product configuration and quality/inspection level.

  DYNAwell

        DYNAwell manufactures, markets, and sells perforating explosives and associated hardware and seismic explosives, for the international oil and gas industry. While DYNAwell has been producing detonating cords and detonators and selling these and seismic explosives systems for decades, since 1994 significant emphasis has been placed on enhancing its oilfield product offerings by improving existing products and adding new products. In recent years, various types of detonating cords and detonators have been added as well as bi-directional boosters, a wide range of shaped charges, and corresponding gun systems. Within the last year, DYNAwell began manufacturing detonators for seismic exploration systems. Additionally, DYNAwell now designs and manufactures custom-ordered perforating products for third-party customers according to their designs and specifications.

        The kinds of perforating products manufactured by DYNAwell are essential to certain types of modern oil and gas recovery. The products are sold to large, mid-sized, and small oilfield service companies in the U.S., Europe, Africa, the Middle East, and Asia, including direct sales to end users. The market for perforating products is growing. Rising worldwide demand for oil increases the demand for perforating products as oil exploration and recovery expands, leading to increased investment in the oil and gas production industry. Higher levels of exploration (seismic prospecting) and increased production activities in the global oil and gas industry are expected to continue. Increased exploration has led to increasingly complex completion operations, which raise the demand for high quality perforating products.

  AMK Welding

        AMK Welding employs a variety of sophisticated processes and equipment to provide specialized welding services principally to a power turbine manufacturer and to commercial and military aircraft engine manufacturers. AMK Welding is located in South Windsor, Connecticut.

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

  Customer Profile

        DMC Clad's products are used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other similar industries. DMC Clad's customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures. DMC Clad's customers can be divided into three tiers: the product end users (e.g., operators of chemical processing plants), the engineering contractors who design and construct plants for end users, and the metal fabricators who manufacture the products or equipment that utilize DMC Clad's metal products. It is typically the fabricator that places the purchase order with DMC Clad and pays the corresponding invoice. DMC Clad has developed strong relationships over the years with the engineering contractors (relatively large companies) who sometimes act as prescriptor to fabricators.

  Marketing, Sales, Distribution

        DMC Clad conducts its selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. DMC Clad markets its clad metal products to three tiers of customers: end-user owner companies, engineering contractors, and metal fabricators. DMC Clad's sales office in the United States covers the Americas and East Asia. Its sales offices in Europe cover the full European continent, Africa, the Middle East, India, and Southeast Asia. These sales teams are further supported by local sales offices in Italy, the Middle East, and India, with contract agents in most other developed countries, including China, Korea, Russia and Brazil. Contract agents typically work under multi-year agreements which are subject to sales performance as well as compliance with DMC Clad quality and customer service expectations. Members of the global sales team may be called to work on projects located outside their usual territory. By maintaining relationships with its existing customers, developing new relationship with prospective customers, and educating all its customers as to the technical benefits of DMC Clad's products, DMC Clad endeavors to have its products specified as early as possible in the design process.

        DMC Clad's sales are generally shipped from the manufacturing locations in the United States, Germany, France, and Sweden. Generally, any shipping costs or duties for which DMC Clad is responsible will be included in the price paid by the customer. Regardless of where the sale is booked (in Europe or the U.S.), DMC Clad will produce it, capacity permitting, at the location closest to the delivery place. In the event that there is a short term capacity issue, DMC Clad produces the order at any of its production sites, prioritizing timing. The various production sites allow DMC Clad to meet customer production needs in a timely manner.

  Research and Development

        We prepare a formal research and development plan annually. It is implemented at the French, German, and U.S. cladding sites and is supervised by a Technical Committee, chaired by our Chief Executive Officer, that reviews progress quarterly and meets once a year to establish the plan for the following 12 months. The research and development projects concern process support, new products, and special customer-paid projects.

  Oilfield Products

  Suppliers and Raw Materials

        DYNAwell utilizes a variety of raw materials for the production of oilfield perforating and seismic products, including high quality steel tubes, steel and copper, explosives (RDX, HMX, HNS), granulates, plastics and ancillary plastic product components. DYNAwell's product line consists of complex products which require numerous high quality components. DYNAwell obtains its raw materials primarily from a number of different producers in Germany and other European countries, but also purchases materials from North American, Chinese, and other international suppliers.

  Competition

        DYNAwell faces competition from independent producers of perforating products who are not committed to the large service companies and from large oil and gas service companies, such as Halliburton and Schlumberger, who produce most of their own needs for shaped charges but buy other components from suppliers.

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

        The customers for oilfield products can be divided into four broad categories: buying centers of large service companies, service companies worldwide, oil companies with and without their own service companies, and local resellers. DYNAwell's customer base includes clients from each of these categories.

  Marketing, Sales, Distribution

        DYNAwell's worldwide marketing and sales efforts for its oilfield and seismic products are based in Laatzen, Germany. DYNAwell's sales concept focuses on direct selling, distribution through licensed distributors and independent sales representatives, the establishment of international distribution centers to better manage high international transport costs, and educating current and potential customers about its products and technologies. Currently, DYNAwell sells its oilfield and seismic products through a U.S. distributor, Austin Explosives, and through trading joint ventures that are located in Russia (DYNAenergetics RUS), Kazakhstan (KazDYNAenergetics) and Canada (Canada Ltd.), ventures in which DYNAenergetics holds a majority interest.

  Research and Development

        DYNAwell attaches great importance to its research and development capabilities and has devoted substantial resources to its R&D programs. The R&D staff works closely with sales and operations management teams to establish priorities and effectively manage individual projects. DYNAwell won the important Spotlight on New Technology Award at the 2007 Offshore Technology Conference in Houston, Texas, for its newly developed No-Debris-Gun technology. Through this success, DYNAwell has increased its profile in the oil and gas industry. An R&D Project Plan, which focuses on new products, process support and customer paid projects, is prepared and reviewed at least annually in cooperation with the Sales, Operations and Quality departments.

  AMK Welding

        At AMK Welding, the materials welded are a function of the type of parts supplied by the customers and include many steel varieties, various nickel alloys and customer-created proprietary alloys typically used in the aerospace and ground turbine industries. Other than metal wire used in the welding process, AMK Welding does not purchase metals, and it receives the parts to be welded from the customer.

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

Corporate History and Recent Developments

        The genesis of the Company was an unincorporated business called "Explosive Fabricators," which was formed in Colorado in 1965. The business was incorporated in Colorado in 1971 under the name "E. F. Industries, Inc.," which was later changed to "Explosive Fabricators, Inc." or "EFI". The Company became a public company in 1977. In 1994, the Company changed its name to "Dynamic Materials Corporation." The Company reincorporated in Delaware in 1997 and its stock is currently listed on NASDAQ under the ticker symbol BOOM.

        In 1976, the Company became a licensee of Detaclad®, the explosion-weld clad process developed by DuPont in 1959. In 1996, the Company purchased the Detaclad® operating business from Dupont.

        Through a series of transactions culminating in June 2000, SNPE, Inc. ("SNPE"), a US corporation indirectly wholly owned by the French Government, acquired approximately 56% of the Company's outstanding common stock through open market purchases as well as direct investment in the Company. SNPE also loaned the Company approximately $1.2 million using a convertible subordinated note. On May 15, 2006, SNPE sold all of the shares it had previously purchased, as well as those received through the conversion of the note, in an underwritten public offering.

        During its history, the Company has acquired a number of businesses. In 1998, the Company acquired AMK Welding, currently an operating division of the Company. Also in 1998, the Company acquired PMP and Spin Forge, businesses which were subsequently sold in 2003 and 2004, respectively.

        In 2001, the Company acquired substantially all of the stock of Nobelclad Europe SA (a French company) ("Nobelclad"); Nobelclad had previously acquired the stock of Nitro Metall AB (a Swedish company) ("Nitro Metall"). The stock of Nobelclad was acquired from an affiliate of our parent company at the time, SNPE. Early in its history, Nobelclad was a licensee of the Detaclad® technology. The acquisition of Nobelclad expanded the Company's explosive metalworking operations to Europe.

        In November 2007, the Company acquired the German company DYNAenergetics GmbH and Co. KG ("DYNAenergetics") and certain affiliates. DYNAenergetics was comprised of two primary businesses: explosive metalworking (DYNAplat) and oilfield products (DYNAwell). This acquisition expanded the Company's explosive metalworking operations in Europe and added a complimentary business segment, oilfield products. During 2008 and with an effective date of January 1, 2008, the DYNAplat explosive metalworking assets and business operations of DYNAenergetics were transferred into Dynaplat GmbH & Co KG, a newly formed 100% owned operating subsidiary of the Company. DYNAenergetics retained the assets, operations and joint venture investments of the DYNAwell oilfield products business.

        Our current explosive metalworking segment is comprised of the Company's US Clad operations as well as the assets and operations purchased in the Nobelclad and DYNAplat acquisiitons. The oilfield products segment is comprised entirely of DYNAwell and its joint ventures. Our third segment is AMK Welding. Property locations for these operations are listed in detail in Item 2.

Employees

        As of December 31, 2008, we employed 408 permanent employees, the majority of whom are engaged in manufacturing operations, with the remainder being engaged in sales and marketing or corporate functions.

        The majority of our manufacturing employees are not unionized. Of the 408 permanent employees, 179 are U.S. based, 146 are based in Germany at the DYNAplat and DYNAWELL facilities, 66 are based in France at the Nobelclad facility and 17 are based in Sweden at Nitro Metall. Approximately 60% of our German-based employees are members of trade unions. About 40% of Nobelclad's employees and all Nitro Metall employees are members of trade unions. In addition, we also use a number of temporary workers at any given time, depending on the workload.

        In the last three years, the Company has not experienced any strikes or work stoppages. We believe that employee relations are good.

Insurance

        Our operations expose us to potential liabilities for personal injury or death as a result of the failure of a component that has been designed, manufactured, or serviced by us, or the irregularity or failure of products we have processed or distributed. We believe that we maintain liability insurance adequate to protect us from future product liability claims.

Proprietary Knowledge, Permits and Patents

        Protection of Proprietary Information.    We hold patents related to the business of explosive metalworking and metallic processes and also own certain registered trademarks, including Detaclad®, Detacouple®, Dynalock®, EFTEK®, ETJ 2000® and NOBELCLAD®. Although the patents for the explosion-welded cladding process have expired, our current product application patents expire on various dates through 2020. Since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business, and the expiration of any single patent is not expected to have a material adverse effect on our operations. Much of the manufacturing expertise lies in the knowledge of the factors that affect the quality of the finished clad product, including the types of metals to be explosion-welded, the setting of the explosion, the composition of the explosive, and the preparation of the plates to be bonded. We have developed this specialized knowledge over our 40 years of experience in the explosive metalworking business. We are very careful in protecting our proprietary know-how and manufacturing expertise, and we have implemented measures and procedures to ensure that the information remains confidential. We hold various patents and licenses through our DYNAwell perforating business, but some of the patents are not yet registered. As with the explosive metalworking business segment, since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business, and the expiration of any single patent is not expected to have a material adverse effect on our current operations. The DYNAplat division of DMC Clad is protected through business secrets not through patents.

        Permits.    Explosive metalworking and the production of perforation products involve the use of explosives, making safety a critical factor in our operations. In addition, explosive metalworking and the production of oilfield products are highly regulated industries for which detailed permits are required. These permits require renewal every three or four years, depending on the permit. See Item 1A—Risk Factors—Risk Factors Related to the Dynamic Materials Corporation—We are subject to extensive government regulation and failure to comply could subject us to future liabilities and could adversely affect our ability to conduct or to expand our business for a more detailed discussion of these permits.

Foreign and Domestic Operations and Export Sales

        All of our sales are shipped from the manufacturing facilities located in the United States, Germany, France and Sweden. The following chart represents our net sales based on the geographic location of the customer. The sales recorded for each country are based on the country to which we shipped the product, regardless of the country of the actual end user. Explosion Metalworking products are usually shipped to the fabricator before being passed on to the end user.

	(Dollars in Thousands)
	For the years ended December 31,
	2008	2007	2006
United States	$82,036	$64,735	$56,395
Germany	24,449	8,626	2,265
South Korea	12,938	16,904	3,080
Canada	11,685	12,588	10,787
Australia	11,307	1,039	235
France	10,447	5,280	4,791
Italy	9,517	5,461	3,466
China	8,203	10,790	1,055
India	7,237	2,355	3,764
Spain	7,208	3,492	2,465
Netherlands	4,093	3,033	1,967
Russia	3,604	607	11,137
South Africa	3,381	674	790
Belgium	3,275	6,727	2,546
United Kingdom	3,184	1,278	335
Romania	2,548	480	—
Kazakhstan	2,418	151	—
Mexico	2,396	1,082	1,230
Switzerland	1,922	665	152
Malaysia	1,914	2,154	358
Norway	1,699	2,596	481
Brazil	1,590	52	476
Sweden	1,388	1,378	677
Other foreign countries	14,138	13,028	5,020

Total	$232,577	$165,175	$113,472

Company Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934. We therefore file periodic reports, proxy statements and other information with the Securities Exchange Commission (the "SEC"). Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

        Our Internet address is www.dynamicmaterials.com. Information contained on our website does not constitute part of this Annual Report on Form 10-K. Our annual report on SEC Form 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. We also regularly post information about our Company on our website under the Investors tab.

ITEM 1A.    Risk Factors

Risk Factors Related to the Explosive Metalworking Industry

We have seen a recent slow down in some of our markets and anticipate sales will decline during 2009.

        During the fourth quarter of 2008, we have seen a slowdown in DMC Clad sales to some of the markets we serve and anticipate our sales to further decrease [approximately 12% - 20%] in 2009 from the amount we achieved in 2008. The explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration. These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets. Indeed, we have already seen a slowdown in the chemical, petrochemical and hydrometallurgy sectors. An economic slowdown in one or all of these industries—whether due to traditional cyclicality, general economic conditions or other factors—could impact capital expenditures within the industry. If demand from such industries were to decline or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

Our backlog figures may not accurately predict future sales.

        We define "backlog" at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. Generally speaking, we expect to fill most items of backlog within the following 12 months. However, since orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog; nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

There is a limited availability of sites suitable for cladding operations.

        Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including lack of proximity to a densely populated area, the specific geological characteristics of the site, and the ability to comply with local noise and vibration abatement regulations in conducting the process. The efforts to identify suitable sites and obtain permits for using the sites from local government agencies can be time-consuming and may not be successful. In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of proposed sites. The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits would have a material adverse effect on our business, financial condition and results of operations.

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

        Although we generally use standard metals and other materials in manufacturing our products, certain materials such as specific grades of carbon steel, titanium, zirconium and nickel can be subject to supply shortages due to general economic conditions or problems with individual suppliers. While we seek to maintain sufficient alternative supply sources for these materials, we may not always be able to obtain sufficient supplies or obtain supplies at acceptable prices without production delays, additional costs, or a loss of product quality. If we were to fail to obtain sufficient supplies on a timely basis or at acceptable prices, such loss or failure could have a material adverse effect on our business, financial condition, and results of operations.

Certain raw materials we use are subject to price increases due to general economic conditions.

        The markets for certain metals and other raw materials used in our business are highly variable and are characterized by periods of increasing prices. While prices for much of the raw materials we use have recently decreased, we may again experience increasing prices. We generally do not hedge commodity prices or enter into forward supply contracts; instead we endeavor to pass along price variations to our customers. We may see a general downturn in business if the price of raw materials increases enough for our customers to delay planned projects or use alternative materials to complete their projects.

Risk Factors Related to DYNAwell

Potential downturns in the oil and gas industry and related services industry could have a negative impact on DYNAwell's economic success.

        The oil and gas industry is unpredictable and has historically been subject to occasional downturns. Demand for DYNAwell's products is linked to the financial success of the oil and gas industry as a whole, and downturns in the oil and gas industry, especially in the rate of well drilling, could negatively impact DYNAwell's economic success. Demand for oil and gas drives oil and gas field production and exploration, and with it the demand for services and products produced by DYNAwell. A variety of factors affect the demand for DYNAwell products, including governmental regulation of oil and gas industry and markets, international and domestic prices for oil and gas, weather conditions, the financial condition of DYNAwell's clients, and consumption patterns of oil and gas.

The manufacturing of explosives subjects DYNAwell to various environmental, health and safety laws.

        DYNAwell is subject to a number of environmental, health, and safety laws and regulations, the violation of which could result in significant penalties. DYNAwell's continued success depends on continued compliance with applicable laws and regulations. In addition, new environmental, health and safety laws and regulations could be passed which could create costly compliance issues. While DYNAwell endeavors to comply with all applicable laws and regulations, compliance with future laws and regulations may not be economically feasible or even possible.

DYNAwell's continued economic success depends on remaining at the forefront of innovation in the perforating industry.

        DYNAwell's position in the perforation market depends in part on its ability to remain an innovative leader in the field. The ability to remain competitive depends in part on the retention of talented personnel. DYNAwell may be unable to remain an innovative leader in the perforation market segment or may be unable to retain top talent in the field.

Risk Factors Related to Dynamic Materials Corporation

Weakness in the general global economy may adversely affect certain segments of our end market customers and reduce our sales and results of operations.

        We supply products to customers that fabricate industrial equipment for various capital-intensive industries. The current weakness in the general global economy may adversely affect our end market customers, causing them to cancel or postpone new plant or infrastructure construction, expansion, maintenance, or retrofitting projects that use our DMC Clad products. Similarly, decreased oil and gas well drilling will reduce the sales of our DYNAwell products. Any decrease in the demand for gas turbines and airplane engines will reduce the demand for the work performed by our AMK division. While to date we have not experienced postponements or cancellations of projects important to us, we anticipate a slowing demand from our end-market customers. The global general economic climate may lessen demand for our products and reduce our sales and results of operations.

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

        We typically do not obtain long-term volume purchase contracts from our customers. Quarterly sales and operating results, therefore, depend on the volume and timing of the orders in our backlog as well as bookings received during the quarter. Significant portions of our operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by our inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results for any future period. Fluctuations in operating results may also result in fluctuations in the price of our common stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Customers have the right to change orders until products are completed.

        Customers have the right to change orders after they have been placed. If orders are changed, the extra expenses associated with the change will be passed on to the customer. However, because a change in an order may delay completion of the project, recognition of income for the project may also be delayed.

There is no assurance that we will continue to compete successfully against other clad, perforating, and welding companies.

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

        DYNAwell competes principally with perforating companies based in North and South America who produce and market perforating services and products. DYNAwell also competes with oil and gas service companies who are able to satisfy a portion of their perforating needs through in-house production. To remain competitive, DYNAwell must continue to provide innovative products and maintain an excellent reputation for quality, safety, and value. There can be no assurances that we will continue to compete successfully against these companies.

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

        A significant portion of our net sales is derived from a relatively small number of customers although sales to no one customer exceeded 10% during any of the last three years. We expect to continue to depend upon our principal customers for a significant portion of our sales, although our principal customers may not continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition, and results of operations. In past years, the majority of DMC Clad's revenues have been derived from customers in the oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration industries and the majority of AMK Welding's revenues have been derived from customers in the aircraft engine and power generation industries. Economic downturns in these industries could have a material adverse effect on our business, financial condition, and results of operations.

        DYNAwell, which is expected to contribute approximately 15% to our 2009 sales, has customers throughout the world. The Russian market is currently DYNAwell's largest market with more than 30% of its sales coming from that market. Economic or political instability in Russia could have a material adverse affect on DYNAwell's business and operating results.

        AMK Welding, which is expected to contribute approximately 5% to our 2009 sales, continues to rely primarily on one customer for the majority of its sales. This customer and AMK Welding have entered into a long-term supply agreement for certain of the services provided to this customer. Any termination of or significant reduction in AMK Welding's business relationship with this customer could have a material adverse effect on AMK Welding's business and operating results.

Failure to attract and retain key personnel could adversely affect our current operations.

        Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees. The loss of services of certain of these key personnel could have a material adverse effect on our business, results of operations, and financial condition. There can be no assurance that we will be able to attract and retain such individuals on acceptable terms, if at all; and the failure to do so could have a material adverse effect on our business, financial condition, and results of operations.

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

        We and all our activities in the United States are subject to federal, state and local environmental and safety laws and regulations, including but not limited to, noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations issued and laws enforced by the labor and employment departments of the U.S. and the states in which we conduct business, by the U.S. Department of Commerce, the U.S. Environmental Protection Agency, and by state and local health and safety agencies. In Germany, we and all our activities are subject to various safety and environmental regulations of the federal state which are enforced by the local authorities, including the Federal Act on Emission Control (Bundesimmissionsschutzgesetz). The Federal Act on Emission Control permits are held by companies jointly owned by DYNAenergetics and the other companies that are located at the Würgendorf and Troisdorf manufacturing sites and are for an indefinite period of time. In France, we and all our activities are subject to state environmental and safety regulations established by various departments of the French Government, including the Ministry of Labor, the Ministry of Ecology and the Ministry of Industry, and to local environmental and safety regulations and administrative procedures established by DRIRE (Direction Régionale de l'Industrie, de la Recherche et de l'Environnement) and the Préfecture des Pyrénées Orientales. In Sweden, we and all our activities are subject to various safety and environmental regulations, including those established by the Work Environment Authority of Sweden in its Work Environment Act. In addition, our shooting operations in Germany, France and Sweden may be particularly vulnerable to noise abatement regulations because these operations are primarily conducted outdoors. The Dillenburg facility is operated based on a mountain plan ("Bergplan"), which is a specific permit granted by the local mountain authority. This permit must be renewed every three years.

        Changes in or compliance with environmental and safety laws and regulations could inhibit or interrupt our operations, or require modifications to our facilities. Any actual or alleged violations of environmental and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal sanctions, as well as the assessment of strict liability and/or joint and several liability under applicable law. Under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our or our predecessor's past or present facilities and at third party waste disposal sites. We could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage. Accordingly, environmental, health or safety matters may result in significant unanticipated costs or liabilities.

We are subject to extensive government regulation and failure to comply could subject us to future liabilities and could adversely affect our ability to conduct or to expand our business.

        We are subject to extensive government regulation in the United States, Germany, France and Sweden, including guidelines and regulations for the safe manufacture, handling, transport and storage of explosives issued by the U.S. Bureau of Alcohol, Tobacco and Firearms; the Federal Motor Carrier Safety Regulations set forth by the U.S. Department of Transportation; the Safety Library Publications of the Institute of Makers of Explosive; and similar guidelines of their European counterparts. In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz). In Sweden, our purchase, transport, storage and use of explosives is governed by a permit issued to us by the Police Authority of the County of Varmland. In France, the manufacture and transportation of explosives is subcontracted to a third party which is responsible for compliance with regulations established by various State and local governmental agencies concerning the handling and transportation of explosives.. Our French operations could be adversely affected if the third party does not comply with these regulations. We must comply with licensing and regulations for the purchase, transport, storage, manufacture, handling and use of explosives. In addition, while our shooting facilities in Würgendorf and Troisdorf, Germany, France and Sweden are located outdoors, our shooting facilities located in Pennsylvania and in Dillenburg, Germany are located in mines, which subjects us to certain regulations and oversight of governmental agencies that oversee mines.

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

        The export of certain products from the United States or from foreign subsidiaries of U.S. companies is restricted by U.S. and similar foreign export regulations. These regulations generally prevent the export of products that could be used by certain end users, such as those in the nuclear or biochemical industries. In addition, the use and handling of explosives may be subject to increased regulation due to heightened concerns about security and terrorism. Such regulations could restrict our ability to access and use explosives and increase costs associated with the use of such explosives, which could have a material adverse effect on our business, financial condition, and results of operations.

        Any failure to comply with current and future regulations in the U.S. and Europe could subject us to future liabilities. In addition, such regulations could restrict our ability to expand our facilities, construct new facilities, or compete in certain markets or could require us to incur other significant expenses in order to maintain compliance. Accordingly, our business, results of operations or financial condition could be adversely affected by our non-compliance with applicable regulations, by any significant limitations on our business as a result of our inability to comply with applicable regulations, or by any requirement that we spend substantial amounts of capital to comply with such regulations.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to produce our products, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.

        We are subject to the risk of work stoppages and other labor relations matters, particularly in Germany, France, and Sweden, where some of our employees are unionized. The employees at our U.S. facilities, where the majority of products are manufactured, are not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations. We have not experienced a strike or work stoppage in the last 3 year. However, if a work stoppage occurs at one or more of our facilities, it may materially impair our ability to operate our business in the future.

As we regularly test the value of goodwill associated with our recent acquisitions, economic conditions may lead to a impairment of such goodwill.

        We review the carrying value of goodwill at least annually to assess impairment because it is not amortized. Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. At the end of 2008, we reviewed the carrying value of our goodwill. In reviewing the goodwill associated with the DYNAwell business we acquired in 2007, we estimated that the fair value of this business unit was only slightly greater than the carrying value of the associated net assets, including goodwill. While we did not recognize impairment of the DYNAwell goodwill during the 2008 fiscal year, we plan to review its carrying value again in the next few months. If the DYNAwell business does not perform as well as we expected when we estimated its fair value or if other conditions in the capital markets and general economy change the assumptions we used in this valuation, then we may be required to recognize an impairment of the goodwill associated with that business.

We are exposed to potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of many of our operating subsidiaries.

        Many of our operating subsidiaries conduct business in Euros or other foreign currency. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example DYNAwell's functional currency is Euros, but its sales often occur in U.S. dollars. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries' assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for us is to the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

The unsuccessful integration of a business we acquire could have a material adverse effect on operating results.

        We continue to consider possible acquisitions as part of our growth strategy. Any potential acquisition may require additional debt or equity financing, resulting in additional leverage and dilution to existing stockholders. We may be unable to consummate any future acquisition. If any acquisition is made, we may not be able to integrate such acquisition successfully without a material adverse effect on our financial condition or results of operations.

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

        Our corporate headquarters are located in Boulder, Colorado. The term of the lease for the office space is through November 30, 2015, with renewal options through November 30, 2021.

        We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania. We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and have entered into new license and risk allocation agreements relating to the use of a secondary shooting site that is located within a few miles of our Mount Braddock, Pennsylvania manufacturing facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock manufacturing facility. The lease for the Dunbar property will expire on December 15, 2010, but we have options to renew the lease which extend through December 15, 2029. The license and risk allocation agreements will expire on December 31, 2018, but we have options to renew these agreements through December 31, 2028. Our German subsidiary, DYNAenergetics, has a manufacturing site in Troisdorf, Germany, and leases space for a sales office in Laatzen, Germany. Our German subsidiary, DYNAplat, has a manufacturing site Würgendorf and a shooting site in Dillenburg, Germany. Portions of these sites are leased and portions are owned. The lease expiration dates for our Troisdorf, Würgendorf, and Dillenburg manufacturing sites are February 28, 2011; December 31, 2010; and August 31, 2011, respectively. Our French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France, and Tautavel, France (except for a small portion in Tautavel that is leased). This lease expires on December 31, 2011, and may be extended. Our Swedish subsidiary, Nitro Metall, owns the land and buildings housing its manufacturing operations in Likenas, Sweden. The buildings and land at the Nitro Metall shooting site in Likenas, Sweden, and the sales office in Filipstad, Sweden are leased. The lease in Filipstad is automatically renewed every year. The sites in Pennsylvania; Würgendorf, Germany; France; and Sweden are part of the Explosive Metalworking segment. The DYNAwell manufacturing sites are leased. These leases expire on

February 28, 2011. In addition, we own the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	14,630 sq. ft.	Leased	November 30, 2015, with renewal options through November 30, 2021
Mt. Braddock, Pennsylvania	Clad Plate Manufacturing	48,000 sq. ft.	Owned
Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2010, with renewal options through December 15, 2029
Rivesaltes, France	Clad Plate Manufacturing, Nobelclad Europe Sales and Administration Office	53,000 sq. ft.	Owned
Tautavel, France	Clad Shooting Site	114 acres	107 acres owned, 7 acres leased	December 31, 2011
Likenas, Sweden	Clad Plate Manufacturing	26,000 sq. ft.	Owned
Likenas, Sweden	Clad Plate Shooting Site	15 acres	Leased	January 1, 2016
Filipstad, Sweden	Nitro Metall Sales Office	850 sq. ft.	Leased	January 1, 2009 (renews annually)
South Windsor, Connecticut	AMK Welding	21,000 sq. ft.	Owned
Troisdorf, Germany	DYNAWELL, Manufacturing	263,201 sq. ft.	Leased	February 28, 2011
Würgendorf, Germany	Dynaplat, Manufacturing	Land: 25 acres Building: 20,312 sq. ft.	Owned
		2,756 sq. ft.	Leased	December 31, 2010
Dillenburg Germany	Dynaplat Shooting site	4 acres	Owned
		9,849 sq. ft.	Leased	August 31, 2011
Würgendorf, Germany	Dynaplat Sales	2,815 sq. ft.	Leased	October 31, 2009
	DYNAenergetics Administration	2,799 sq. ft.		January 31, 2011
Laatzen, Germany	DYNAWELL Sales	2,314 sq. ft.	Leased	December 31, 2009

ITEM 3.    Legal Proceedings

        Although we may in the future become a party to litigation, there are no pending legal proceedings against us.

ITEM 4.    Submission of Matters to a Vote of Security Holders

        No matters were submitted to security holders for vote during the fourth quarter of the fiscal year ended December 31, 2008.

 PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        Our common stock is publicly traded on The Nasdaq National Market ("Nasdaq") under the symbol "BOOM." The following table sets forth quarterly high and low sales prices for the common stock during our last two fiscal years, as reported by Nasdaq.

	High	Low
2008
First Quarter	$62.50	$38.97
Second Quarter	$49.85	$32.57
Third Quarter	$33.94	$22.12
Fourth Quarter	$23.40	$10.82
2007
First Quarter	$35.90	$25.56
Second Quarter	$39.35	$32.19
Third Quarter	$50.07	$37.50
Fourth Quarter	$66.30	$44.72

        As of February 28, 2009, there were approximately 379 holders of record of our common stock.

        We declared and paid a $0.15 per share dividend in 2007 and 2008. We may pay annual dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

FINANCIAL PERFORMANCE

        The following graph compares the performance of the common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (US) Index. The comparison of total return (change in year end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2003, in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (US) Index with investment weighted on the basis of market capitalization. Historical results are not necessarily indicative of future performance.

Total Return Analysis	12/31/03	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08
Dynamic Materials Corporation	$100	$407.48	$2,024.49	$1,904.08	$3,988.44	$1,313.61
Nasdaq Non-Financial Stocks	$100	$107.85	$110.29	$120.94	$137.20	$62.83
Nasdaq Composite (US)	$100	$108.84	$111.16	$122.11	$132.42	$63.80

ITEM 6.    Selected Financial Data

        The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The 2007 selected financial data include the operating results of DYNAenergetics from the November 15, 2007, acquisition date through December 31, 2007, and balance sheet information as of December 31, 2007.

	(Dollars in Thousands, Except Per Share Data)
	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of Operations
Net sales	$232,577	$165,175	$113,472	$79,291	$54,165
Cost of products sold	161,732	110,168	71,439	55,856	40,559

Gross profit	70,845	55,007	42,033	23,435	13,606
Cost and expenses	32,793	16,115	11,930	7,667	6,718

Income from operations	38,052	38,892	30,103	15,768	6,888
Other (income) expense, net	4,778	158	(505)	163	524

Income before income taxes	33,274	38,734	30,608	15,605	6,364
Income tax provision	9,206	14,147	11,341	5,233	1,961

Income from continuing operations	24,068	24,587	19,267	10,372	4,403
Discontinued operations, net of tax	—	—	1,497	—	(1,570)

Net income	$24,068	$24,587	$20,764	$10,372	$2,833

Income from continuing operations per share:
Basic	$1.93	$2.03	$1.63	$0.92	$0.43
Diluted	$1.91	$2.00	$1.58	$0.86	$0.41
Net income per share:
Basic	$1.93	$2.03	$1.75	$0.92	$0.28
Diluted	$1.91	$2.00	$1.70	$0.86	$0.27
Weighted average number of shares outstanding:
Basic	12,445,685	12,083,851	11,841,373	11,290,053	10,269,080
Diluted	12,579,598	12,293,158	12,213,075	12,086,884	10,968,090
DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.15	$0.10	$—

Financial Position
Current assets	$90,768	$94,730	$63,847	$36,552	$26,246
Total assets	229,219	240,899	84,973	55,311	43,753
Current liabilities	45,466	58,818	25,297	14,838	16,962
Long-term debt	46,514	62,051	382	2,221	2,906
Other non-current liabilities	18,737	21,751	1,714	3,297	3,815
Stockholders' equity	118,502	98,279	57,580	34,955	20,070

        Selected unaudited quarterly financial data for the years ended December 31, 2008 and 2007, are presented below:

	(Dollars in Thousands, Except Per Share Data)
	Year ended December 31, 2008
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$58,393	$63,183	$52,380	$58,621
Gross profit	$17,711	$19,049	$17,025	$17,060
Net income	$5,245	$6,210	$7,223	$5,390
Net income per share—basic	$0.42	$0.50	$0.58	$0.43
Net income per share—diluted	$0.42	$0.49	$0.57	$0.43

	Year ended December 31, 2007
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$33,094	$34,454	$42,416	$55,211
Gross profit	$10,851	$12,079	$14,292	$17,785
Net income	$4,882	$5,659	$7,117	$6,929
Net income per share—basic	$0.41	$0.47	$0.59	$0.57
Net income per share—diluted	$0.40	$0.46	$0.58	$0.56

        The net income per share for the 2008 and 2007 quarters, when totaled, does not equal net income per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods. The quarter ended December 31, 2007 includes the operating results of DYNAenergetics from the November 15, 2007 acquisition date through December 31, 2007.

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

  Executive Overview

        Prior to late 2007, our business had been organized into two segments: Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding. On November 15, 2007, we acquired 100% ownership of a German company, DYNAenergetics. DYNAenergetics operates two distinct businesses which have historically been known as DYNAplat and DYNAwell. DYNAplat is a manufacturer of explosion clad products similar to those manufactured by DMC Clad, and its operating results from the date of acquisition are included in our Explosive Metalworking segment. DYNAwell manufactures a number of products for the perforation of oil and gas wells and also distributes a line of seismic products for oil and gas exploration activities. DYNAwell's operating results from the date of acquisition are reported under a new segment that we have named "Oilfield Products."

        In 2008, Explosive Metalworking accounted for 84% of our net sales and 91% of our income from continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments. Our Oilfield Products and AMK Welding segments accounted for 12% and 4%, respectively, of our 2008 net sales. In 2007 and 2006, Explosive Metalworking accounted for more than 94% and 95% of our net sales, respectively, and 97% and 96% of income from continuing operations, respectively.

        Our 2008 net sales, which include a full year of sales from the acquired DYNAenergetics' businesses, increased by $67,402, or 40.8%, compared to 2007 net sales, which include sales from DYNAenergetics for the period from November 15 through December 31, 2007. The year-to-year consolidated net sales increase reflects sales increases of $39,561 (25.5%) for our Explosive Metalworking segment, $25,288 for our new Oilfield Products segment and $2,553 (35.5%) for AMK Welding. Explosive Metalworking's 2008 and 2007 sales included sales contributions of $30,763 and $4,357, respectively, from DYNAenergetics' explosion clad business. Our income from continuing operations decreased by 2.2% to $38,052 in 2008 from $38,892 in 2007, reflecting a $1,448 decline in Explosive Metalworking's operating income and an increase in stock-based compensation expense of $1,936 that were partially offset by improvements of $1,598 and $946 in the operating income performance of Oilfield Products and AMK Welding, respectively. Reported consolidated operating income for 2008 and for 2007 include amortization expense of $7,382 and $1,191, respectively, relating to purchased intangible assets associated with the acquisition of DYNAenergetics. Our net income decreased by 2.1% to $24,068 in 2008 from $24,587 in 2007.

  Impact of Current Economic Situation on the Company.

        The Company was only minimally impacted in 2008 by the global economic slow down. During the Fourth Quarter of 2008, our sales decreased slightly from historic levels. We expect our net consolidated sales in 2009 to decrease approximately 12% to 20% from the amount we achieved in 2008. In light of this expected slow down, we have deferred some of our previous planned capital expenditures and are continuing to carefully manage expenses. We expect continued strong, although somewhat reduced, cash flow from operations for 2009. As of December 31, 2008, we had over $14 million in cash and cash equivalents as well as approximately $43.8 million of borrowing capacity available under our current credit facilities.

  Net sales

        Explosive Metalworking's revenues are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries. While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand.

        Oilfield Products' revenues are generated principally from sales of shaped charges, detonators and detonating cord, and bidirectional booster sand perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

        AMK Welding's revenues are generated from welding, heat treatment, and inspection services that are provided with respect to customer-supplied parts for customers primarily involved in the power generation industry and aircraft engine markets.

        A significant portion of our revenue is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing aggressively on the basis of price.

  Gross profit and cost of products sold

        Cost of products sold for Explosive Metalworking includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

        Cost of products sold for Oilfield Products includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

        AMK Welding's cost of products sold consists principally of employee compensation and benefits, welding supplies (wire and gas), depreciation of manufacturing facilities and equipment, outside services and other manufacturing overhead expenses.

  Discontinued operations

        On January 10, 2006, we sold our option rights to purchase the real estate previously used in a discontinued operation to the property owner for $2,300. We recorded a pre-tax gain of approximately $2,197 on this transaction, which was reported as discontinued operations, net of related taxes, in the first quarter of 2006. In December 2006, we sold remaining equipment of those discontinued operations to the company who had previously been leasing that equipment from us. The sale of this equipment resulted in an additional pre-tax gain on discontinued operations of $228. We reported net of tax income of $1,497 for the full year 2006 as a result of these two transactions.

  Income taxes

        Our effective income tax rate decreased to 27.7% in 2008 from 36.5% in 2007. Income tax provisions on the earnings of Nobelclad, Nitro Metall, DYNAenergetics and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German and Luxembourg statutory tax rates for the applicable years. Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our projected consolidated pre-tax income to range between 30% and 32%.

  Backlog

        We use backlog as a primary means of measuring the immediate outlook for our business. We define "backlog" at any given point in time as consisting of all firm, unfulfilled purchase orders and commitments at that time. Generally speaking, we expect to fill most backlog orders within the following 12 months. From experience, most firm purchase orders and commitments are realized.

        Our backlog with respect to the Explosive Metalworking segment decreased to $97,247 at December 31, 2008, from $100,000 at December 31, 2007. Despite only a small decrease in Explosive Metalworking backlog from December 31, 2007 to December 31, 2008, we are forecasting that our consolidated net sales for fiscal 2009 will decline between 12% and 20% from those reported in fiscal 2008. This anticipated sales decline is attributable to uncertainty associated with current global economic conditions, the slowdown we have already seen in the chemical, petrochemical and hydrometallurgy sectors, and the difficulty in predicting the timing of large orders.

  Year ended December 31, 2008 compared to Year Ended December 31, 2007

  Net sales

	2008	2007	Change	Percentage Change
Net sales	$232,577	$165,175	$67,402	40.8%

        Net sales for 2008 increased 40.8% to $232,577 from $165,175 in 2007. Explosive Metalworking sales increased 25.5% to $194,999 in 2008 (83.8% of total sales) from $155,438 in 2007 (94.1% of total sales). The year-to-year increase in worldwide Explosive Metalworking sales is principally attributable to incremental sales from DYNAplat who contributed $30,763 to 2008 sales as compared to $4,357 for the period from November 15 through December 31, 2007. Sales from our legacy explosive metalworking businesses increased by 8.7% to $164,236 in 2008 from $151,081 in 2007, with this lower than expected increase reflecting slowing growth rates in several of the industries that this business segment serves.

        Oilfield Products contributed $27,833 to sales in 2008 (12.0% of total sales) compared to $2,545 in 2007 (1.5% of total sales), with 2007 sales reflecting sales for the November 15 through December 31, 2007 time period.

        AMK Welding contributed $9,745 to 2008 sales (4.2% of total sales) versus sales of $7,192 in 2007 (4.4% of total sales). The 35.5% increase in AMK Welding's sales reflects an increase of more than 60% in ground-based gas turbine sales. Ground power sales, which include a mix of production and development work, comprised more than 80% of AMK's 2008 sales as compared to approximately 66% in 2007. AMK's commercial and military aircraft sales, which represented approximately 15% of 2008 sales and approximately 32% of 2007 sales, decreased by more than 35% in 2008.

  Gross profit

	2008	2007	Change	Percentage Change
Gross profit	$70,845	$55,007	$15,838	28.8%
Consolidated gross profit margin rate	30.5%	33.3%

        Gross profit increased by 28.8% to $70,845 in 2008 from $55,007 in 2007. Our 2008 consolidated gross profit margin rate decreased to 30.5% from 33.3% in 2007. The gross profit margin for Explosive Metalworking decreased from 33.6% in 2007 to 30.3% in 2008. The gross profit margin for AMK Welding increased to 32.9% in 2008 from 30.8% in 2007, with this improvement being largely attributable to the 35.5% increase in AMK's sales volume as discussed above. Oilfield Products reported a gross margin of 31.9% on 2008 sales of $27,833 as compared to a gross margin of 26.6% on its 2007 sales of $2,545. Since 2007 sales covered only the period from November 15 through December 31, 2007, the gross margin reported by Oilfield Products in 2008 is considered more indicative of the going forward gross margin rate for this business.

        The decreased year-to-date 2008 gross profit margin rates for Explosive Metalworking relates primarily to a higher proportion of sales by our European divisions in 2008 than in 2007 as a result of the DYNAenergetics acquisition. As mentioned above, DYNAplat contributed $30,763 and $4,357 to 2008 and 2007 sales, respectively. Historically, gross margins for our European explosion welding divisions, including those of the DYNAplat division, have generally been lower than those reported by our U.S. division. Sales by our European divisions in 2008 and 2007 represented 42.0% and 27.6%, respectively, of total Explosive Metalworking sales. During 2008 the gross margins that we reported in our quarterly financial statements ranged from a low of 29.4% in the fourth quarter to a high of 31.9% in the third quarter. We expect to see continued fluctuations in our quarterly gross margin rates during 2009 that result from anticipated fluctuations in quarterly sales volume and changes in product mix.

Due to an expected decline in 2009 sales and resultant less favorable absorption of fixed manufacturing overhead expenses, we currently expect quarterly gross margins for Explosive Metalworking to be in a range of 27% to 29%.

  General and administrative expenses

	2008	2007	Change	Percentage Change
General & administrative expenses	$14,256	$8,049	$6,207	77.1%
Percentage of net sales	6.1%	4.9%

        General and administrative expenses increased by $6,207, or 77.1%, to $14,256 in 2008 from $8,049 in 2007. Excluding incremental DYNAenergetics' general and administrative expenses of $4,448 in 2008 and $338 for the period from November 15 through December 31, 2007, our general and administrative expenses increased by $2,097. This increase includes an increase of $1,161 in stock-based compensation expense and an impact of $467 from annual salary adjustments and staffing changes. As a percentage of net sales, general and administrative expenses increased to 6.1% in 2008 from 4.9% in 2007.

  Selling expenses

	2008	2007	Change	Percentage Change
Selling expenses	$11,155	$6,875	$4,280	62.3%
Percentage of net sales	4.8%	4.2%

        Selling expenses, which include sales commissions of $1,515 in 2008 and $1,692 in 2007, increased by 62.3% to $11,155 in 2008 from $6,875 in 2007. Excluding incremental DYNAenergetics' selling expenses of $3,669 in 2008 and $527 for the period from November 15 through December 31, 2007, selling expenses increased by $1,138. This increase reflects an increase in stock-based compensation expense of $550, an impact of $380 from annual salary adjustments and staffing changes and an increase in travel expenses of $344 that were partially offset by a decrease in commissions of $177. As a percentage of net sales, selling expenses increased to 4.8% in 2008 from 4.2% in 2007.

  Amortization expenses

	2008	2007	Change	Percentage Change
Amortization expense of purchased intangible assets	$7,382	$1,191	$6,191	519.8%
Percentage of net sales	3.2%	0.7%

        Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics. Amortization expense for 2008 includes $2,055, $3,694, $1,232, and $401 relating to values assigned to order backlog, customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense for the period from November 15 through December 31, 2007, includes $526, $461, $154, and $50 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively. Amortization expense for 2009 (as measured in Euros) is expected to approximate 3,620€, a reduction from the 2008 amount of 4,962€ due to the amortization of the acquired order backlog, which was fully amortized during 2008.

  Operating income

	2008	2007	Change	Percentage Change
Operating income	$38,052	$38,892	$(840)	(2.2)%

        Income from operations of continuing operations ("Operating Income") decreased by 2.2% to $38,052 in 2008 from $38,892 in 2007. Explosive Metalworking reported operating income of $37,454 in 2008 as compared to $38,902 in 2007. This 3.7% decrease is largely attributable to the decline in gross margin rates from 33.6% in 2007 to 30.3% in 2008 and increased operating expenses of $6,839 relating to the acquired DYNAplat business, including an increase of $3,751 in amortization expense of purchased intangible assets. Operating results of Explosive Metalworking for 2008 and 2007 include $4,596 and $845, respectively, of amortization expense of purchased intangible assets.

        Oilfield products reported operating income of $1,472 in 2008 as compared to a loss from operations of $126 for the period from November 15 through December 31, 2007. Operating results of Oilfield Products for 2008 and 2007 include $2,786 and $346, respectively, of amortization expense of purchased intangible assets.

        AMK Welding reported operating income of $2,363 in 2008, an increase of 66.8% from the $1,417 that it reported in 2007, which increase follows the 35.5% sales increase.

        Operating income in 2008 and 2007 includes $3,237 and $1,301, respectively, of stock-based compensation expense. This expense is not allocated to our business segments and thus is not included in the above 2008 and 2007 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding. Stock-based compensation expense in 2009 is expected to approximate $3,800.

  Interest income (expense), net

	2008	2007	Change	Percentage Change
Interest income (expense), net	$(4,783)	$(24)	$(4,759)	NM

        We recorded net interest expense of $4,783 in 2008 compared to net interest expense of $24 in 2007. Net interest expense in 2007 reflects interest expense of $722 offset by interest income of $698. During the first ten and one-half months of 2007, we were in a positive cash position and earned interest on investment of excess cash balances. In connection with acquisition of DYNAenergetics, we borrowed approximately $65,000 under our new $100,000 five-year credit facility, assumed approximately $12,000 of DYNAenergetics' debt outstanding as of the acquisition date, and used approximately $16,000 of our existing cash balances to finance the acquisition. As a result of this new indebtedness and a decrease in our cash position, we reported a significant amount of interest expense during the last six weeks of 2007 and throughout 2008.

  Income tax provision

	2008	2007	Change	Percentage Change
Income tax provision	$9,206	$14,147	$(4,941)	(34.9)%
Effective tax rate	27.7%	36.5%

        We recorded an income tax provision of $9,206 in 2008 compared to $14,147 in 2007. The effective tax rate decreased to 27.7% in 2008 from 36.5% in 2007. The 2008 and 2007 income tax provisions include $7,656 and $12,105, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the newly acquired DYNAenergetics operations. The 2008 effective tax rate of 27.7% represents a significant deviation from the expected full year 2008 effective tax rate of 32% to 33% that was disclosed at the end of the second quarter. The deviation arose primarily from the completion during the third quarter of an Internal Revenue Service examination and from adjustments that were identified during the third quarter 2008 preparation and filing of our 2007 federal and state tax returns. The closure of the Internal Revenue Service examination enabled the Company to record previously unrecognized tax benefits of approximately $300 (net). The "book-to-return" adjustments favorably impacted the third quarter tax provision by approximately $1,100 and related primarily to apportionment factors utilized to compute state income taxes. Largely as a result of these third quarter tax provision adjustments, our full year 2008 blended effective tax rate was reduced to 27.7%. Our blended effective tax rate for 2009 is expected to increase to a range from 30% to 32% based on projected pre-tax income.

  Year ended December 31, 2007 compared to Year Ended December 31, 2006

  Net sales

	2007	2006	Change	Percentage Change
Net sales	$165,175	$113,472	$51,703	45.6%

        Net sales for 2007 increased 45.6% to $165,175 from $113,472 in 2006. Explosive Metalworking sales increased 43.4% to $155,438 in 2007 (94.1% of total sales) from $108,362 in 2006 (95.5% of total sales). The year-to-year increase in worldwide Explosive Metalworking sales was principally attributable to the improved economic condition of the industries that this business segment serves and also reflected sales of $4,357 for the period November 15 through December 31, 2007 from the acquisition of DYNAenergetics.

        Oilfield Products contributed $2,545 to 2007 sales (1.5% of total sales) for the November 15 through December 31, 2007 time period.

        AMK Welding contributed $7,192 to 2007 sales (4.4% of total sales) versus sales of $5,110 in 2006 (4.5% of total sales). The increase in AMK Welding's sales relates principally to increased revenues from H System ground-based gas turbine work.

  Gross profit

	2007	2006	Change	Percentage Change
Gross profit	$55,007	$42,033	$12,974	30.9%
Consolidated gross profit margin rate	33.3%	37.0%

        Gross profit increased by 30.9% to $55,007 in 2007 from $42,033 in 2006. Our 2007 consolidated gross profit margin rate decreased to 33.3% from 37.0% in 2006. The gross profit margin for Explosive Metalworking decreased from 37.2% in 2006 to 33.6% in 2007. The gross profit margin for AMK Welding decreased to 30.8% in 2007 from 34.9% in 2006. AMK Welding's decreased year to date gross margin rate related to an increase in fixed manufacturing overhead expenses and changes in product mix. The increase in fixed manufacturing overhead expenses at AMK Welding was attributable to the recently completed facility expansion and staffing additions as AMK readies itself for anticipated increases in production levels during 2008. Oilfield Products reported a gross margin of 26.6% on its 2007 sales of $2,545, which is considered to be within the range of normal for this business.

        The decreased year to date gross margin rate for Explosive Metalworking relates primarily to changes in product mix during 2007 as compared to that for 2006. During 2007, the gross margins that we reported in our quarterly financial statements ranged from a low of 32.3% in the fourth quarter to a high of 35.4% in the second quarter. Gross margins for our European operations, including those of the DYNAplat division of DYNAenergetics, were generally lower than those reported by our U.S. operation. Inclusion of DYNAplat's sales and cost of products sold for the period from November 15 through December 31, 2007 lowered Explosive Metalworking gross margins. During 2006, the gross margins that we reported in our quarterly financial statements ranged from a low of 33.4% in the third quarter to a high of 40.7% in the fourth quarter. The high fourth quarter gross margin reflects the impact of favorable margin levels on an $11,000 contract that shipped during the quarter, which involved complex materials engineering and a tight delivery schedule.

  General and administrative expenses

	2007	2006	Change	Percentage Change
General & administrative expenses	$8,049	$5,802	$2,247	38.7%
Percentage of net sales	4.9%	5.1%

        General and administrative expenses increased by $2,247 or 38.7%, to $8,049 in 2007 from $5,802 in 2006. This increase in general and administrative expenses edffing changes, an aggregate increase of $435 in legal, consulting, audit, tax advisory, and investor relations expenses, an increase in stock-based compensation expense of $395, and $338 of DYNAenergetics' general and administrative expenses for the period from November 15 through December 31, 2007. As a percentage of net sales, general and administrative expenses decreased to 4.9% in 2007 from 5.1% in 2006.

  Selling expenses

	2007	2006	Change	Percentage Change
Selling expenses	$6,875	$6,128	$747	12.2%
Percentage of net sales	4.2%	5.4%

        Selling expenses, which include sales commissions of $1,692 in 2007 and $2,528 in 2006, increased by 12.2% to $6,875 in 2007 from $6,128 in 2006. The $836 decrease in sales commissions was primarily attributable to large consulting fees and commissions paid in the fourth quarter of 2006 in connection with an $11,000 order that shipped during the fourth quarter and which involved complex materials engineering and a tight delivery schedule. After excluding sales commissions, selling expenses increased from $3,600 in 2006 to $5,183 in 2007. This increase of $1,583, or 44.0%, reflected an impact of $324 from annual salary adjustments and staffing changes, a $212 increase in accrued incentive compensation expense, an increase in stock-based compensation expense of $149, and $527 of DYNAenergetics' selling expenses for the period from November 15 through December 31, 2007. As a percentage of net sales, selling expenses decreased to 4.2% in 2007 from 5.4% in 2006. Excluding sales commissions, selling expenses as a percentage of sales decreased to 3.1% in 2007 from 3.2% in 2006.

  Amortization expenses

	2007	2006	Change	Percentage Change
Amortization expense of purchased intangible assets	$1,191	$—	$1,191	NA
Percentage of net sales	0.7%	0.0%

        Amortization expense related entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics. Amortization expense for the period from November 16 through December 31, 2007 included $526, $461, $154 and $50 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively.

  Operating income

	2007	2006	Change	Percentage Change
Operating income	$38,892	$30,103	$8,789	29.2%

        Operating income increased by 29.2% to $38,892 in 2007 from $30,103 in 2006. Explosive Metalworking reported operating income of $38,902 in 2007 as compared to $29,605 in 2006. This 31.4% increase was largely attributable to the 43.4% sales increase discussed above.

        Oilfield products reported a loss from operations of $126 for the period from November 15 through December 31, 2007.

        AMK Welding reported operating income of $1,417 in 2007, an increase of 22.4% from the $1,158 that it reported in 2006, which increase follows the 40.7% sales increase.

        Operating income in 2007 and 2006 includes $1,301 and $660, respectively, of stock-based compensation expense. This expense is not allocated to our business segments and thus is not included in the above 2007 and 2006 operating income totals for Explosive Metalworking, Oilfield Products and AMK Welding.

  Interest income (expense), net

	2007	2006	Change	Percentage Change
Interest income (expense), net	$(24)	$620	$(644)	NM

        We recorded net interest expense of $24 in 2007 compared to net interest income of $620 in 2006. Net interest expense in 2007 reflected interest expense of $722 offset by interest income of $698. During the first ten and one-half months of 2007 and throughout 2006, we were in a positive cash position and earned interest on investment of excess cash balances. In connection with acquisition of DYNAenergetics, we borrowed approximately $65,000 under our new $100,000 five-year credit facility, assumed approximately $12,000 of DYNAenergetics' debt outstanding as of the acquisition date, and used approximately $16,000 of our existing cash balances to finance the acquisition. As a result of this new indebtedness and a decrease in our cash position, we reported a significant amount of interest expense during the last six weeks of 2007.

  Income tax provision

	2007	2006	Change	Percentage Change
Income tax provision	$14,147	$11,341	$2,806	24.7%
Effective tax rate	36.5%	37.1%

        We recorded an income tax provision of $14,147 in 2007 compared to $11,341 in 2006. The effective tax rate decreased to 36.5% in 2007 from 37.1% in 2006. The 2007 and 2006 income tax provisions included $12,105 and $8,167, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the newly acquired DYNAenergetics operations.

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

LIQUIDITY AND CAPITAL RESOURCES

        We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock. Prior to the November 15, 2007 acquisition of DYNAenergetics, we had no outstanding borrowings under our $10,000 revolving credit facility with a U.S. bank although we did have term debt outstanding of 290 Euros (approximately $425) under a term loan with a French bank. In connection with the acquisition of DYNAenergetics, we terminated our $10,000 revolving credit facility and entered into a five-year syndicated credit agreement. The credit agreement, which provides for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks. The credit facility in the approximate amount of $100,000 expires on November 16, 2012. As of the acquisition closing date and as of December 31, 2007, term loans of $45,000 and 14,000 Euros were outstanding under the new credit facility. Additionally, we assumed outstanding debt obligations of DYNAenergetics, including lines of credit loans and term loans in the amounts of $7,587 and $3,517, respectively, as of December 31, 2007. As of December 31, 2008, term loans of $40,500 and 12,600 Euros ($17,763) were outstanding under the credit facility and $2,365 was outstanding under term loan obligations of DYNAenergetics. There were no outstanding borrowings under revolving credit or line of credit agreements as of December 31, 2008. We have approximately $43,800 available for borrowing under these facilities.

        We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, and capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders at attractive prices; and (iii) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements.

  Debt and other contractual obligations and commitments

        Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios. As of December 31, 2008, we were in compliance with all financial covenants and other provisions of our debt agreements.

        The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2008:

	Payment Due by Period As of December 31, 2008
	Less than 1 Year	1 - 3 Years	4 - 5 Years	More than 5 Years	Total
Total long-debt obligations(1)	$14,450	$24,138	$22,040	$—	$60,628
Interest expense(2)	2,993	4,001	986	—	7,980
Capital lease obligations(3)	179	221	132	24	556
Operating lease obligations(4)	934	1,156	478	328	2,896
License agreements obligations(5)	232	464	464	1,160	2,320
Purchase obligations(6)	23,415	—	—	—	23,415

Total	$42,203	$29,980	$24,100	$1,512	$97,795

(1)
Amounts represent future cash payments on our debt obligations and are reflected in accompanying Consolidated Balance Sheets.

(2)
Amounts represent future cash payments of interest expense on our debt obligations. December 31, 2008 interest rates assumed for variable rate debt.

(3)
The present value of these capital lease obligations are included in our Consolidated Balance Sheets. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

(4)
The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2008. Our operating lease obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(5)
The license agreements obligations presented reflect future minimum payments due under non-cancelable portions of our agreements as of December 31, 2008. Our license agreements obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(6)
Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in accompanying Consolidated Balance Sheets.

        For more information about our debt obligations, see Note 5 to our consolidated financial statements elsewhere in this annual report.

  Cash flows from operating activities

        Net cash flows provided by operating activities for 2008 totaled $34,003. Significant sources of operating cash flow included net income of $24,068; non-cash depreciation and amortization expense of $12,192; and stock-based compensation of $3,237. Deferred income tax benefits of $2,079 and negative net changes in working capital of $3,141 partly offset these sources of operating cash flows. Negative cash flows from changes in working capital included increases in prepaid expenses and decreases in accounts payable, customer advances, and accrued expenses and other liabilities of $2,802; $6,706; $1,833; and $1,143, respectively. These were partly offset by decreases in restricted cash, accounts receivables, and inventories of $371; $4,061; and $4,911, respectively.

        Net cash flows provided by operating activities for 2007 totaled $18,684. Significant sources of operating cash flow included net income of $24,587; non-cash depreciation and amortization expense of $3,377; and stock-based compensation of $1,301. Negative net changes in working capital of $10,200 partly offset these sources of operating cash flows. Negative cash flows from changes in working capital included increases in accounts receivable and inventories and decreases in accrued expenses and other liabilities of $9,670; $6,386; and $1,072, respectively, which were partly offset by decreases in restricted cash and increases in accounts payable and customer advances of $3,059; $1,429; and $1,916, respectively.

        Net cash flows provided by operating activities for 2006 totaled $16,557. Significant sources of operating cash flow included net income of $20,764; non-cash depreciation and amortization expense of $1,419; $2,115 from provision for deferred income taxes; and stock-based compensation of $660. Negative net changes in working capital of $6,904 partly offset these sources of operating cash flows. Negative cash flows from changes in working capital included increases in restricted cash, accounts receivable and inventories of $3,059; $5,046; and $6,424, respectively, which were partly offset by increases in accounts payable and accrued expenses and other liabilities of $5,509 and $2,483, respectively.

  Cash flows from investing activities

        Net cash flows used in investing activities for 2008 totaled $10,464 and consisted primarily of $9,925 in capital expenditures and $559 of cash paid for additional acquisition costs in connection with the acquisition of DYNAenergetics.

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

  Cash flows from financing activities

        Net cash flows used in financing activities for 2008 totaled $17,249. Significant uses of cash for financing activities included repayments of DYNAenergetics' bank lines of credit of $7,579; $6,282 for scheduled term loan principal payments under our syndicated credit agreement; payment of annual dividends of $1,894; $1,045 in principal payments on our Nord LB term loans; and $426 on a final principal payment on a term loan with a French bank. Sources of cash flow from financing activities included $441 in net proceeds from the issuance of common stock relating to the exercise of stock options and $143 for excess tax benefits related to stock option exercises.

        Net cash flows provided by financing activities for 2007 totaled $62,292 and consisted primarily of $65,480 borrowed under the syndicated credit agreement to help fund the acquisition of DYNAenergetics. Additional sources of cash flow from financing activities included $891 in net proceeds from the issuance of common stock relating to the exercise of stock options and $402 for excess tax benefits related to stock option exercises. These sources of cash flow were partially offset by a payment of annual dividends of $1,821, a payment of deferred debt issuance costs of $1,534, principal payment of $397 on a term loan with a French bank, a $258 principal payment on a Nord LB term loan and net repayments on bank lines of credit of $524.

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

  Revenue recognition

        Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed. All issues of conformity of the product to specifications are resolved before the product is shipped and billed. Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters and shaped charges, as well as, seismic related explosives and accessories, are standard in nature. In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured. For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a probable loss, the Company will account for such anticipated loss.

  Asset impairments

        We review our long-lived assets to be held and used by us for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, we estimate the future net cash flows expected to result from the use of these assets and their eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of these assets, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less costs to sell.

  Business Combinations

        We accounted for our business acquisition in accordance with the provisions of SFAS No. 141, Business Combinations, using the purchase method of accounting. We allocated the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identified and attributed values and estimated lives to the intangible assets acquired. These determinations involved significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models and therefore required considerable judgment. Our estimates and assumptions were based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. We based our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain.

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

  Goodwill

        In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), we test goodwill for impairment on a "reporting unit" level as defined by reference to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

        The first step is a comparison of each reporting unit's fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projections incorporate our best estimates of economic and market conditions over the projected period including growth rates in sales and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach.

        If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist, and the second step must be performed to measure the amount of impairment loss. In the second step, we allocate the fair value of the reporting unit to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. We then compare that implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value, we recognize an impairment loss for the excess.

        Our impairment testing has not resulted in a determination that any of our goodwill is impaired; however, the passing margin of the first step of our goodwill impairment testing relative to the Oilfield Products business segment as of December 31, 2008 was minimal (estimated fair value was less than

10% greater than the carrying value). Future impairment is possible and will occur if (i) the unit's operating results underperform what we have estimated or (ii) additional volatility of the capital markets cause us to raise the 16 percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.

        The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

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

Forward-Looking Statements

        This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. These statements include information with respect to our financial condition and its results of operations and businesses. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "continue," "project," and similar expressions, as well as statements in the future tense, identify forward-looking statements.

        These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include:

  •
  The ability to obtain new contracts at attractive prices;

  •
  The size and timing of customer orders;

  •
  Fluctuations in customer demand;

  •
  General economic conditions, both domestically and abroad, and their effect on us and our customers;

  •
  Competitive factors;

  •
  The timely completion of contracts;

  •
  The timing and size of expenditures;

  •
  The timely receipt of government approvals and permits;

  •
  The adequacy of local labor supplies at our facilities;

  •
  The availability and cost of funds; and

  •
  Fluctuations in foreign currencies.

        The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the potential impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date of this annual report, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events. In addition, see "Risk Factors" for a discussion of these and other factors.

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB issued a staff position statement ("FSP") in February 2008 that deferred the required interpretation date of SFAS 157 for certain assets and liabilities. The adoption of SFAS 157 in 2008 did not have a material impact on the Company's results of operations or financial position.

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on January 1, 2009. Earlier adoption is prohibited. SFAS Nos. 141(R) is applicable to business combinations occurring after adoption and therefore, will not impact the current operations. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements.

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

  Foreign Currency Risk

        Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively. Sales made in currencies other than U.S. dollars accounted for 47%, 28%, and 34% of total sales for the years ended 2008, 2007, and 2006, respectively.

ITEM 8.    Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2008 and 2007 and for Each of the Three Years Ended
December 31, 2008, 2007 and 2006

        The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 "Exhibits and Financial Statement Schedules".

 Report of Independent Registered Public Accounting Firm

The Stockholders and the
Board of Directors of Dynamic Materials Corporation:

        We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of Dynamic Materials Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynamic Materials Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
March 12, 2009

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

(Dollars in Thousands)

	2008	2007
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,360	$9,045
Restricted cash	—	371
Accounts receivable, net of allowance for doubtful accounts of $614 and $534, respectively	34,719	39,833
Inventories	35,300	41,628
Prepaid expenses and other	2,956	2,022
Related party receivable and loan	2,611	1,103
Current deferred tax assets	822	728

Total current assets	90,768	94,730
PROPERTY, PLANT AND EQUIPMENT	58,454	49,590
Less—Accumulated depreciation	(17,997)	(14,144)

Property, plant and equipment, net	40,457	35,446
GOODWILL, net	43,066	45,862
PURCHASED INTANGIBLE ASSETS, net	52,264	61,914
DEFERRED TAX ASSETS	245	42
OTHER ASSETS, net	1,449	1,544
INVESTMENT IN JOINT VENTURES	970	1,361

TOTAL ASSETS	$229,219	$240,899

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2008 AND 2007

(Dollars in Thousands, Except Share Data)

	2008	2007
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,402	$22,590
Accrued expenses	6,324	8,566
Accrued income taxes	846	1,212
Accrued employee compensation and benefits	5,579	5,521
Customer advances	2,685	4,593
Related party accounts payable and loans	17	325
Lines of credit—current	—	7,587
Current maturities on long-term debt	14,450	8,035
Current portion of capital lease obligations	163	389

Total current liabilities	45,466	58,818
LONG-TERM DEBT	46,178	61,530
CAPITAL LEASE OBLIGATIONS	336	521
DEFERRED TAX LIABILITIES	16,986	20,604
OTHER LONG-TERM LIABILITIES—RELATED PARTY	303	—
OTHER LONG-TERM LIABILITIES	1,448	1,147
COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	110,717	142,620

STOCKHOLDERS' EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized; 12,780,877 and 12,433,768 shares issued and outstanding, respectively	639	622
Additional paid-in capital	42,050	38,246
Retained earnings	78,042	55,868
Other cumulative comprehensive income (expense)	(2,229)	3,543

Total stockholders' equity	118,502	98,279

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$229,219	$240,899

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands, Except Share Data)

	2008	2007	2006
NET SALES	$232,577	$165,175	$113,472
COST OF PRODUCTS SOLD	161,732	110,168	71,439

Gross profit	70,845	55,007	42,033

COSTS AND EXPENSES:
General and administrative expenses	14,256	8,049	5,802
Selling expenses	11,155	6,875	6,128
Amortization expense of purchased intangible assets	7,382	1,191	—

Total costs and expenses	32,793	16,115	11,930

INCOME FROM OPERATIONS OF CONTINUING OPERATIONS	38,052	38,892	30,103
OTHER INCOME (EXPENSE):
Other expense	(269)	(158)	(115)
Interest expense	(5,472)	(722)	(84)
Interest income	642	692	704
Related party interest income	47	6	—
Equity in earnings of joint ventures	274	24	—

INCOME BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	33,274	38,734	30,608
INCOME TAX PROVISION	9,206	14,147	11,341

INCOME FROM CONTINUING OPERATIONS	24,068	24,587	19,267
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	1,497

NET INCOME	$24,068	$24,587	$20,764

INCOME PER SHARE—BASIC:
Continuing operations	$1.93	$2.03	$1.63
Discontinued operations	—	—	0.12

Net income	$1.93	$2.03	$1.75

INCOME PER SHARE—DILUTED:
Continuing operations	$1.91	$2.00	$1.58
Discontinued operations	—	—	0.12

Net income	$1.91	$2.00	$1.70

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING—
Basic	12,445,685	12,083,851	11,841,373

Diluted	12,579,598	12,293,158	12,213,075

ANNUAL DIVIDENDS DECLARED PER COMMON SHARE	$0.15	$0.15	$0.15

The accompanying notes are an integral part of these Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Amounts in Thousands)

	Common Stock				Other Cumulative Comprehensive Income/(loss)
			Additional Paid-In Capital	Retained Earnings			Comprehensive Income for the Period
	Shares	Amount				Total
Balances, December 31, 2005	11,759	$588	$19,778	$14,104	$485	$34,955
Shares issued for stock option exercises	168	8	492	—	—	500
Restricted stock awards	52	3	(3)	—	—	—
Shares issued in connection with the employee stock purchase plan	3	—	85	—	—	85
Excess tax benefit related to stock options	—	—	1,154	—	—	1,154
Stock-based compensation	—	—	660	—	—	660
Dividends paid	—	—	—	(1,766)	—	(1,766)
Net income	—	—	—	20,764	—	20,764	20,764
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,228	1,228	1,228

Balances, December 31, 2006	11,982	599	22,166	33,102	1,713	57,580	21,992
Shares issued for DYNAenergetics acquisition	251	13	13,496	—	—	13,509
Shares issued for stock option exercises	161	8	738	—	—	746
Restricted stock awards	34	2	(2)	—	—	—
Shares issued in connection with the employee stock purchase plan	6	—	145	—	—	145
Excess tax benefit related to stock options	—	—	402	—	—	402
Stock-based compensation	—	—	1,301	—	—	1,301
Dividends paid	—	—	—	(1,821)	—	(1,821)
Net income	—	—	—	24,587	—	24,587	24,587
Derivative valuation, net of tax of $90	—	—	—	—	(147)	(147)	(147)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,977	1,977	1,977

Balances, December 31, 2007	12,434	622	38,246	55,868	3,543	98,279	26,417
Shares issued for stock option exercises	82	4	265	—	—	269
Restricted stock awards	257	13	(13)	—	—	—
Shares issued in connection with the employee stock purchase plan	8	—	172	—	—	172
Excess tax benefit related to stock options	—	—	143	—	—	143
Stock-based compensation	—	—	3,237	—	—	3,237
Dividends paid	—	—	—	(1,894)	—	(1,894)
Net income	—	—	—	24,068	—	24,068	24,068
Derivative valuation, net of tax of $430	—	—	—	—	(739)	(739)	(739)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,033)	(5,033)	(5,033)

Balances, December 31, 2008	12,781	$639	$42,050	$78,042	$(2,229)	$118,502	$18,296

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,068	$24,587	$20,764
Adjustments to reconcile net income to net cash provided by operating activities—
Income from discontinued operations, net of tax	—	—	(1,497)
Depreciation (including capital lease amortization)	4,531	2,156	1,369
Amortization of purchased intangible assets	7,382	1,191	—
Amortization of capitalized debt issuance costs	279	30	50
Stock-based compensation	3,237	1,301	660
Deferred income tax provision (benefit)	(2,079)	(357)	2,115
Equity in earnings of joint ventures	(274)	(24)	—
Change in—
Restricted cash	371	3,059	(3,059)
Accounts receivable, net	4,061	(9,670)	(5,046)
Inventories	4,911	(6,386)	(6,424)
Prepaid expenses and other	(2,802)	524	(459)
Accounts payable	(6,706)	1,429	5,509
Customer advances	(1,833)	1,916	92
Accrued expenses and other liabilities	(1,143)	(1,072)	2,483

Net cash provided by operating activities	34,003	18,684	16,557

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of DYNAenergetics, net of cash acquired	(559)	(81,224)	—
Acquisition of property, plant and equipment	(9,925)	(8,979)	(8,650)
Sale of marketable securities	—	—	1,950
Loan to related party	—	—	(1,206)
Repayment on loan to related party	—	—	1,206
Change in other non-current assets	20	(87)	290
Payment received on other receivables related to discontinued operations	—	—	576
Cash flows provided by investing activities of discontinued operations	—	—	3,089

Net cash used in investing activities	(10,464)	(90,290)	(2,745)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

(Dollars in Thousands)

	2008	2007	2006
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowed under syndicated credit agreement	—	65,480	—
Payment on syndicated credit agreement	(6,282)	—	—
Payment on term loan with French bank	(426)	(397)	(364)
Payment on Nord LB term loans	(1,045)	(258)	—
Repayments on bank lines of credit, net	(7,579)	(524)	—
Repayments on related party lines of credit, net	—	—	(48)
Payment on industrial development revenue bond	—	—	(1,720)
Payment of capital lease obligations	(389)	(34)	—
Payment of dividends	(1,894)	(1,821)	(1,766)
Payment of deferred debt issuance costs	(218)	(1,534)	—
Change in other long-tem liabilities	—	87	(19)
Net proceeds from issuance of common stock to employees and directors	441	891	585
Excess tax benefit related to exercise of stock options	143	402	1,154

Net cash provided by (used in) financing activities	(17,249)	62,292	(2,178)

EFFECTS OF EXCHANGE RATES ON CASH	(975)	473	489

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,315	(8,841)	12,123
CASH AND CASH EQUIVALENTS, beginning of the period	9,045	17,886	5,763

CASH AND CASH EQUIVALENTS, end of the period	$14,360	$9,045	$17,886

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for—
Interest	$5,037	$454	$118

Income taxes, net	$11,838	$14,960	$9,066

NON-CASH FINANCING ACTIVITY:
Common stock issued for acquisition of DYNAenergetics	$—	$13,509	$—

Debt assumed in acquisition of DYNAenergetics	$—	$11,833	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(1) ORGANIZATION AND BUSINESS

        Dynamic Materials Corporation (the "Company") was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware during 1997. The Company is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, Germany, France, and Sweden. Customers are located throughout the world. The Company currently operates under three business segments—Explosive Metalworking, in which metals are metallurgically joined or altered by using explosives; Oilfield Products, which manufactures, markets. and sells oil field perforating equipment and explosives; and AMK Welding, which utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines. The Company has four wholly-owned operating subsidiaries, Nobelclad Europe S.A. ("Nobelclad"), Nitro Metall Aktiebolag ("Nitro Metall"), DYNAenergetics, and Dynaplat. DYNAenergetics and Dynaplat were acquired in 2007 as described below. In addition, the Company has three wholly owned holding companies (Dynamic Materials Luxembourg S.ar.l 1, Dynamic Materials Luxembourg S.ar.l 2 and DYNAenergetics Holding GmbH) which were established in connection with the acquisition of DYNAenergetics.

  2007 Acquisition

        On November 15, 2007, the Company and a newly-formed subsidiary, DYNAenergetics Holding GmbH (the "Purchaser"), entered into a Purchase, Sale and Assignment Agreement (the "Purchase Agreement") with Rolf Rospek, Patrick Xylander, Uwe Gessel, and Oag Beteiligungs-GmbH, a German limited liability company (collectively the "Sellers"). Pursuant to the terms of the Purchase Agreement, on November 15, 2007, the Purchaser acquired 100% of the issued and outstanding shares of DYNAenergetics Beteiligungs-GmbH and all of the interests in DYNAenergetics GmbH and Co. KG (collectively, "DYNAenergetics") from the Sellers. The Company's statement of operations include the effect of the DYNAenergetics acquisition from the November 15, 2007, closing date. See Note 3 for additional disclosures regarding this acquisition. Effective January 1, 2008, the explosive metalworking business of DYNAenergetics was transferred into Dynaplat GmbH & Co KG ("Dynaplat"), a newly formed 100% owned operating subsidiary of the Company. DYNAenergetics retains the operations of the DYNAwell business.

  SNPE, Inc. Transactions

        On June 14, 2000, the Company's stockholders approved a Stock Purchase Agreement ("the Agreement") between the Company and SNPE, Inc. ("SNPE"), a wholly owned subsidiary of SNPE S.A. (Groupe SNPE). The closing of the transaction, which was held immediately following stockholder approval, resulted in a payment from SNPE of $5,800 to the Company in exchange for 4,218,182 shares of the Company's common stock at a price of $1.375 per share causing SNPE to become a 50.8% stockholder of the Company on the closing date. As of December 31, 2005, SNPE owned 5,926,982 shares or 50.4% of the Company's common stock. On May 15, 2006, in an underwritten public offering, SNPE sold all of its shares of the Company's common stock. Following the sale, four members of the Company's board of directors, each of whom had represented SNPE, resigned from the board. All transaction expenses were paid by SNPE.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

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

  Foreign Operations and Foreign Exchange Rate Risk

        The functional currency for the Company's foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders' equity and are included in other cumulative comprehensive income. Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses which are reflected in income as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from the Company's operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

  Cash and Cash Equivalents and Restricted Cash

        For purposes of the financial statements, the Company considers highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

        In September 2007, DYNAenergetics entered into an agreement with Skandifinaz Bank AG in Germany to sell certain accounts receivables to the bank. The agreement, which was terminated in December 2007, provided for a maximum of 4,000 Euros ($5,892 as of December 31, 2007) in receivables to be sold and required the Company to keep 250 Euros ($371 as of December 31, 2007) on deposit with the bank as guarantee. Had the bank been unsuccessful in collecting any of the

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

purchased receivables, it had recourse with the Company for up to this 250 Euros held on deposit. Accordingly the 250 Euros held on deposit with the bank was classified as restricted cash as of December 31, 2007. As of December 31, 2008, these receivables have been paid in full.

  Allowance for Doubtful Accounts

        The Company estimates its allowance for doubtful accounts based on historical rates of write-offs of uncollectible receivables and its evaluation of the year end composition of accounts receivable.

  Inventories

        Inventories are stated at the lower-of-cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs, and factory overhead. Inventories consist of the following at December 31, 2008 and 2007:

	2008	2007
Raw materials	$11,610	$13,744
Work-in-process	18,950	23,699
Finished goods	3,903	3,564
Supplies	837	621

	$35,300	$41,628

        Shipping and handling costs incurred by the Company upon shipment to customers are included in cost of products sold in the accompanying Consolidated Statements of Operations.

  Property, Plant and Equipment

        Property, plant and equipment are recorded at cost. Additions, improvements, and betterments are capitalized. Maintenance and repairs are charged to operations as the costs are incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (except leasehold improvements which are depreciated over the shorter of their estimated useful life or their lease term of the asset) as follows:

Buildings and improvements	15 - 30 years
Manufacturing equipment and tooling	3 - 15 years
Furniture, fixtures, and computer equipment	3 - 10 years
Other	3 - 10 years

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Property, plant and equipment consist of the following at December 31, 2008 and 2007:

	2008	2007
Land	$2,164	$1,679
Buildings and improvements	17,265	17,117
Manufacturing equipment and tooling	26,673	23,785
Furniture, fixtures and computer equipment	4,956	3,840
Other	2,658	993
Construction in process	4,738	2,176

	$58,454	$49,590

  Asset Impairments

        The Company reviews its long-lived assets to be held and used by the Company for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, the Company estimates the future net cash flows expected to result from the use of these assets and their eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of these assets, an impairment loss is recognized to reduce these assets to their estimated fair values. Otherwise, an impairment loss is not recognized. Long-lived assets held-for-sale, if any, are reported at the lower of carrying amount or fair value less cost to sell.

  Goodwill

        Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired. Under Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), goodwill is no longer required to be amortized; however, the carrying value of goodwill must be tested annually for impairment on a reporting unit level. The Company's policy is to test goodwill in the fourth quarter of each year unless circumstances indicate impairment during an intervening period. The Company tests goodwill for impairment using the following two-step approach:

        The first step is a comparison of each reporting unit's fair value to its carrying value. The Company estimates fair value using the best information available, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses a reporting unit's projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projections incorporate management's best estimates of economic and market conditions over the projected period including growth rates in sales and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Management validates its estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist, and the second step must be performed to measure the amount of impairment loss. In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. Management then compares that implied fair value of the reporting unit's goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value, the Company recognizes an impairment loss for the excess.

        The Company's impairment testing has not resulted in a determination that any of its goodwill is impaired; however, the passing margin of the first step of the goodwill impairment testing relative to the Oilfield Products business segment as of December 31, 2008 was minimal (estimated fair value was less than 10% greater than the carrying value). Future impairment is possible and will occur if (i) the unit's operating results underperform what the Company has estimated or (ii) additional volatility of the capital markets cause the Company to raise the 16 percent discount rate utilized in its discounted cash flow analysis or decrease the multiples utilized in its market-based analysis.

        The use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the Company's reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

  Purchased Intangible Assets

        The Company accounts for purchased intangible assets—which include core technology, customer relationships, order backlog and trademarks/trade names—in accordance with SFAS No. 142. Impairment, if any, is calculated based upon management evaluation whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required. Finite lived intangible assets are amortized over the estimated useful life of the related assets which have a weighted average amortization period of 13 years in total.

        The weighted average amortization period of the intangible assets by asset category are as follows:

Core technology	20 years
Customer relationships	9 years
Trademarks / Trade names	9 years
Order backlog Dynaplat	within 1 year

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The following table presents details of intangible assets as of December 31, 2008:

	Gross	Accumulated Amortization	Net
Core technology	$23,596	$(1,327)	$22,269
Customer relationships	31,837	(3,980)	27,857
Trademarks / Trade names	2,570	(432)	2,138
Oder backlog Dynaplat	2,396	(2,396)	—

Total intangible assets	$60,399	$(8,135)	$52,264

        The following table presents details of intangible assets as of December 31, 2007:

	Gross	Accumulated Amortization	Net
Core technology	$24,653	$(154)	$24,499
Customer relationships	33,263	(461)	32,802
Trademarks / Trade names	2,685	(50)	2,635
Oder backlog Dynaplat	2,504	(526)	1,978

Total intangible assets	$63,105	$(1,191)	$61,914

        The decrease in the gross value of our purchased intangible assets from December 31, 2007, to December 31, 2008 is due to the impact of foreign currency translation.

        Expected future amortization of intangible assets is as follows:

For the years ended December 31—
2009	$5,102
2010	5,079
2011	4,920
2012	4,920
2013	4,920
Thereafter	27,323

$52,264

  Other Assets

        Included in other assets are net deferred debt issuance costs of $1,360 and $1,498 as of December 31, 2008 and 2007, respectively, which relate to the new syndicated credit agreement the Company entered into for the acquisition of DYNAenergetics. These costs are being amortized over a five-year period which is the term of the syndicated credit agreement.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

  Customer Advances

        On occasion, the Company requires customers to make advance payments prior to the shipment of their orders in order to keep customers' credit at acceptable levels. As of December 31, 2008 and 2007, customer advances totaled $2,685 and $4,593, respectively, and originated from several customers.

  Revenue Recognition

        Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed, and the results of any non-destructive testing that the customer has requested be performed. All issues of conformity of the product to specifications are resolved before the product is shipped and billed. Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters, and shaped charges, as well as, seismic related explosives and accessories, are standard in nature. In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured. For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment. If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a probable loss, the Company will account for such anticipated loss.

  Net Income Per Share

        Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the year ended December 31, 2008
	Income	Shares	Per share Amount
Basic earnings per share:
Net income	$24,068	12,445,685	$1.93

Dilutive effect of options to purchase common stock	—	108,717
Dilutive effect of restricted stock awards	—	25,196

Diluted earnings per share:
Net income	$24,068	12,579,598	$1.91

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

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

  Derivative Financial Instruments

        The Company uses interest rate swap agreements to manage its interest rate risk on significant portions of its variable rate term loan debt. The Company's accounting method for its interest rate swap agreements involves designating the derivative arrangement as a hedge in accordance with accounting principals generally accepted in the United States and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap agreement asset or liability. It is the Company's policy to execute such arrangements with creditworthy banks.

        On November 15, 2007, the Company entered into an interest rate swap agreement that effectively converted the LIBOR based variable rate borrowings under the $45,000 term loan to a fixed rate of 6.34%. The Company had designated the swap agreement as an effective cash flow hedge with matched terms in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap agreement asset or liability. As of December 31, 2007, the fair value of the swap agreement was a liability of $147, net of tax of $90. The swap agreement expired on November 16, 2008.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        On November 17, 2008, the Company entered into a new two-year interest rate swap agreement. Similar to the interest rate swap agreement described above, this new agreement effectively converts the LIBOR based variable rate US borrowings to a fixed rate of 4.87% and the Company has designated this new swap agreement as an effective cash flow hedge with matched terms in accordance with SFAS No. 133. As of December 31, 2008, the fair value of the swap agreement was a liability of $886, net of tax of $520.

  Fair Value of Financial Instruments

        The carrying values of cash and cash equivalents, trade accounts receivable and payable, accrued expenses, and notes receivable are considered to approximate fair value due to the short-term nature of these instruments. We estimate that a hypothetical 200 basis point increase in our LIBOR/EURIBOR basis borrowing spread would decrease the fair value of our long-term debt by less than 5%. The majority of the Company's debt was incurred in connection with the recent acquisition of DYNAenergetics.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). Although this statement does not require any new fair value measurements, in certain cases its application has changed previous practice in determining fair value. SFAS 157 became effective for the Company beginning January 1, 2008 as it relates to fair value measurements of financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in its financial statements on a recurring basis (at least annually). It will be effective beginning January 1, 2009 for certain other non-financial assets and non-financial liabilities.

        SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

  •
  Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

  •
  Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

  •
  Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

        SFAS 157 assigns the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As discussed above, the Company uses interest rate swap agreements to mitigate interest rate risk on portions of its variable rate term loan debt. These swap agreements are not exchange listed and are therefore valued with models that use Level 2 inputs. The degree to which the Company's credit worthiness impacts the value does require some management judgment but as of December 31, 2008, the impact of this assessment on the overall value of the outstanding interest rate swap was not significant and the Company's valuation of the agreement is classified within Level 2 of the hierarchy.

  Income Taxes

        The Company recognizes deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities based on enacted tax laws and for tax credits. The Company recognizes deferred tax assets for the expected future effects of all deductible temporary differences. Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (see Note 7).

  Related Party Transactions

        In 2006 Nobelclad purchased explosives used in its cladding operation from Nobel Explosifs France. Nobel Explosifs France was a wholly owned subsidiary of Groupe SNPE, the parent company of SNPE who was the Company's former majority stockholder. For the period ended May 15, 2006 (the date SNPE sold its shares of the Company), these purchases totaled $406.

        The Company also has related party transactions with its unconsolidated joint ventures, as well as with the minority shareholder of one of its consolidated joint ventures. A summary of related party balances as of December 31, 2008 and 2007 is summarized below:

	As of December 31, 2008			As of December 31, 2007
	Accounts receivable from and loan to	Accounts payable to and loan from	Other long-term loan from	Accounts receivable from and loan to	Accounts payable to and loan from
Perfoline	$449	$17	$—	$523	$120
DYNAenergetics RUS	1,582	—	—	449	—
KazDYNAenergetics	—	—	—	131	—
Minority Interest Partner	580	—	303	—	205

Total	$2,611	$17	$303	$1,103	$325

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        A summary of those transactions for 2008 and for the period of November 16, 2007 through December 31, 2007 is summarized below:

	2008		2007
	Sales to	Interest income from	Sales to	Interest income from
Perfoline	$166	$47	$—	$6
DYNAenergetics RUS	3,453	—	445	—
KazDYNAenergetics	—	—	58	—
Minority Interest Partner	2,728	—	176	—

Total	$6,347	$47	$679	$6

  Concentration of Credit Risk

        Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents, and accounts receivable. Generally, the Company does not require collateral to secure receivables. At December 31, 2008, the Company has no significant financial instruments with off-balance sheet risk of accounting losses, such as options contracts or other foreign currency hedging arrangements.

  Other Cumulative Comprehensive Income

        Other cumulative comprehensive income (loss) as of December 31, 2008, 2007, and 2006 consisted of the following:

	2008	2007	2006
Currency translation adjustment	$(1,343)	$3,690	$1,713
Interest rate swap valuation adjustment, net of tax of $520, $90 and $0, respectively	(886)	(147)	—

	$(2,229)	$3,543	$1,713

  Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS 157. SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the United States, and expands disclosures about fair value measurements. SFAS No. 157 was initially effective for financial statements issued for fiscal years beginning after November 15, 2007. The FASB issued a staff position statement ("FSP") in February 2008 that deferred the required interpretation date of SFAS 157 for certain assets and liabilities. The adoption by the Company of SFAS 157 in 2008 did not have a material impact on the Company's results of operations or financial position.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115. This Statement permits

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

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

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008. Thus, we are required to adopt these Standards on January 1, 2009. Earlier adoption is prohibited. SFAS Nos. 141(R) is applicable to business combinations occurring after adoption and therefore, will not impact the current operations. SFAS 160 is effective prospectively, except for certain retrospective disclosure requirements.

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

  Reclassifications

        Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform to the 2008 presentation.

(3) ACQUISITION

        As discussed in Note 1, the Company completed its acquisition of DYNAenergetics on November 15, 2007. From the date of acquisition through December 31, 2007, DYNAenergetics manufactured clad metal plates and various explosives-related oilfield products and operated under two business segments: Explosive Metalworking and Oilfield Products. Effective January 1, 2008, the Company split off the Explosive Metalworking business of DYNAenergetics into its newly formed subsidiary, Dynaplat. DYNAenergetics retains the Oilfield Products business. The acquisition enhances the Company's ability to address growing worldwide demand for clad metal plates and expands the Company's position in the global explosion welding market. The addition of the Oilfield Products business segment augments the Company's involvement in specialized explosive manufacturing processes and position the Company within the growing international oil and gas services industry.

        As part of the Oilfield Products business segment, the Company has several joint ventures, some of which are unconsolidated and accounted for under the equity method (see Note 4).

        The acquisition was valued at $112,703 and was financed by (i) the payment of $81,783 in cash, net of cash acquired of $1,870 and transaction related taxes of $3,708 (2,530 Euros) due from one of the

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(3) ACQUISITION (Continued)

sellers and withheld by the Purchaser, (ii) the issuance of 251,041 shares of common stock of the Company (valued at $13,509), and (iii) the assumption of approximately $11,833 (8,074 Euros) of DYNAenergetics debt. The cash portion of the purchase price was financed using proceeds from the new syndicated credit agreement (see Note 5) and existing available cash.

        The purchase price of the acquisition was allocated to the Company's tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date. The excess of the purchase price over the tangible and identifiable intangible assets was recorded as goodwill. The allocation of the purchase price to the assets and liabilities of DYNAenergetics was as follows:

Current assets	$30,222
Property, plant and equipment	8,139
Intangible assets	62,794
Goodwill	45,360
Investment in joint ventures	1,324
Other assets	11
Total assets acquired	147,850
Current liabilities	14,524
Long term debt	11,833
Deferred tax liabilities	19,520
Other long term liabilities	1,096
Minority interest	10

Total liabilities acquired	46,983

Net assets acquired	$100,867

        The Company acquired identifiable finite-lived intangible assets as a result of the acquisition of DYNAenergetics. The finite-lived intangible assets acquired are classified and valued as follows:

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

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(3) ACQUISITION (Continued)

        The Company acquired Goodwill in the amount of $45,360 as a result of the acquisition of DYNAenergetics. The amount of goodwill assigned to each reportable segment is as follows:

Value
Explosive Metalworking	$25,187
Oilfield Products	20,173

Total goodwill	$45,360

        Goodwill as of December 31, 2008 amounts to $43,066; and the change from December 31, 2007, reflects the impact of foreign currency translation and subsequent purchase price adjustments resulting from the compilation of additional acquisition related expenses.

        The following table presents the pro-forma combined results of operations assuming (i) the acquisition had occurred on January 1, 2007; (ii) pro-forma amortization expense of the purchased intangible assets; and (iii) pro-forma interest expense assuming the Company utilized its syndicated credit agreement to finance the acquisition:

	For the year ended December 31,
	2007	2006
	(Unaudited)
Net sales	$222,004	$152,299

Income from operations of continuing operations	$43,229	$30,054

Net income	$24,676	$16,385

Net income per share:
Basic	$2.01	$1.35

Diluted	$1.97	$1.31

        The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

(4) INVESTMENT IN JOINT VENTURES

        Operating results include the Company's proportionate share of income from unconsolidated joint ventures, accounted for under the equity method. These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company's Oilfield Products business segment) include the following: (1) 65.19% interest in Perfoline, which is a Russian manufacturer of perforating gun systems and (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company's oilfield products. Due to certain minority interest veto rights that allow the minority interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(4) INVESTMENT IN JOINT VENTURES (Continued)

financial statements. Investments in these joint ventures totaled $970 and $1,361 as of December 31, 2008 and 2007.

        Summarized unaudited financial information for the joint ventures accounted for under the equity method as of December 31, 2008 and 2007 and for the year 2008 and the period from November 15, 2007 through December 31, 2007 is as follows:

	December 31, 2008	December 31, 2007
Current assets	$4,667	$4,148
Noncurrent assets	714	666

Total assets	$5,381	$4,814

Current liabilities	$2,064	$1,400
Noncurrent liabilities	830	1,048
Equity	2,487	2,366

Total liabilities and equity	$5,381	$4,814

	2008	2007
Net sales	$8,535	$1,377

Operating income	$1,154	$199

Net income	$606	$135

Equity in earnings of joint ventures	$274	$24

(5) DEBT

        Lines of credit consist of the following at December 31, 2008 and 2007:

	2008	2007
Commerzbank revolving line of credit	$—	$3,225
Commerzbank line of credit	—	1,473
Deutsche Bank revolving line of credit	—	680
Nord LB line of credit	—	2,209

	—	7,587
Less current portion	—	(7,587)

Long-term lines of credit	$—	$—

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(5) DEBT (Continued)

        Long-term debt consists of the following at December 31, 2008 and 2007:

	2008	2007
Syndicated credit agreement term loan	$40,500	$45,000
Syndicated credit agreement Euro term loan	17,763	20,621
Euro term loan—French bank	—	427
Nord LB 3,000 Euro term loan	2,326	3,314
Nord LB 500 Euro term loan	39	203

	60,628	69,565
Less current maturities	(14,450)	(8,035)

Long-term debt	$46,178	$61,530

  Lines of Credit with German Banks

        In connection with its November 15, 2007 acquisition of DYNAenergetics, the Company assumed four lines of credit with three German banks. These lines of credit provided a total borrowing capacity of 7,500 Euros and were also used by the Company to issue bank guarantees to its customers to secure advance payments made by them. During 2008, two of these lines of credit (with a total borrowing capacity of 1,500 Euros) expired. The remaining two lines of credit had no outstanding borrowings as of December 31, 2008. As of December 31, 2008, Bank guarantees secured by the lines of credit totaled 463 Euros ($653 based upon the December 31, 2008 exchange rate). The remaining two lines of credit, which each have a borrowing capacity of 3,000 Euros, bear interest at EURIBOR based variable rates with a weighted average interest rate at December 31, 2008 of 5.37%. One of the lines of credit has open-ended terms but can be cancelled by the bank at any time while the other one expires on June 30, 2009.

  Swedish Bank Line of Credit

        The Company maintains a 4,000 Swedish Krona line of credit ($516 based upon the December 31, 2008 exchange rate) with a Swedish bank for its Nitro Metall operations. As of December 31, 2008 and 2007, there were no outstanding borrowings under this line of credit. Borrowings under the line of credit are secured by real estate used in Nitro Metall's operations. This line of credit carries an interest rate equal to the basic rate stipulated by the Central Bank of Sweden ("Repo Rate"), which was 2.0% as of December 31, 2008. Consistent with previous years, the line of credit expired on December 31, 2008, and was renewed on January 1, 2009, for an additional one year term.

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

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(5) DEBT (Continued)

        U.S. Dollar Loans:    At the Company's option, borrowings under the $45,000 term loan and the $25,000 revolving loan can be in the form of Alternate Base Rate loans ("ABR" borrowings are based on the greater of adjusted Prime rates, adjusted CD rates, or adjusted Federal Funds rates) or one, two, three, or six month LIBOR loans. ABR loans bear interest at the defined ABR rate plus .25% (at the Company's current leverage ratio) and LIBOR loans bear interest at the applicable LIBOR rate plus 1.75% (at the Company's current leverage ratio). As of December 31, 2008, all borrowings under the $45,000 term loan are set with the one month LIBOR option bearing interest at an all-in rate of 4.47%. The $45,000 term loan requires annual minimum principal payments beginning with $4,500 paid on November 16, 2008, and ending with $18,000 due on November 16, 2012. As of December 31, 2008, there were no borrowings under the $25,000 revolving loan.

        Euro Loans:    At the Company's option, borrowings under the 14,000 Euro term loan and 7,000 Euro revolving loan can be based on one, two, three, or six month EURIBOR rates and bear interest at the applicable EURIBOR rate plus 1.75% (at the Company's current leverage ratio). As of December 31, 2008, the borrowings under the Euro term loan are based on the three month EURIBOR option bearing interest at an all-in rate of 5.651%. The Euro term loan requires annual minimum principal payments beginning with 1,400 Euros paid on November 16, 2008 with a final payment of 5,600 Euros due on November 16, 2012. As of December 31, 2008, there were no borrowings under the 7,000 Euro revolving loan.

        The $45,000 and 14,000 Euro term loans are both subject to additional formula-based annual principal payments if certain excess cash flow measures are met. As of December 31, 2008, the Company has classified $3,854 as current in accordance with this provision of the agreement.

        The syndicated credit facility is secured by the assets of the Company including accounts receivable, inventory, and fixed assets.

  Term Loan—French Bank

        In June 2001, Nobelclad obtained a term loan from a French bank that provided for borrowings of 1,448 Euros which was paid in full in June 2008.

  Nord LB Euro Term Loans

        In connection with its November 15, 2007, acquisition of DYNAenergetics, the Company assumed two Euro term loans with Nord LB. The first is a 3,000 Euro ($4,229 based on the December 31, 2008 exchange rate) term loan that DYNAenergetics obtained in September 2006. This loan, which bears interest at a fixed rate of 5.375%, requires quarterly principal payments of 150 Euros ($211 based on the December 31, 2008 exchange rate) plus interest and matures with the final payment in September 2011. Borrowings outstanding under this term loan agreement totaled $2,326 as of December 31, 2008. DYNAenergetics obtained a second term loan from Nord LB for 500 Euros ($705 based on the December 31, 2008 exchange rate) in February 2003. The term loan bears interest at a fixed rate of 5.57% and requires quarterly principal and interest payments of 29 Euros ($41 based on the December 31, 2008 exchange rate) through February 2009. Borrowings outstanding under this term loan agreement totaled $39 as of December 31, 2008.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(5) DEBT (Continued)

  Loan Covenants and Restrictions

        The Company's existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios. As of December 31, 2008, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

  Scheduled Debt Maturity

        The Company's debt matures as follows:

Year ended December 31—
2009	14,450
2010	10,556
2011	13,582
2012	22,040

$60,628

(6) STOCK OWNERSHIP AND BENEFIT PLANS

        Through its 1997 Equity Incentive Plan ("1997 Plan"), the Company had provided for grants of both incentive stock options and non-statutory stock options. On September 21, 2006, the Company's stockholders approved, and the Company adopted, the 2006 Stock Incentive Plan ("2006 Plan"). Upon the adoption of the 2006 Plan, the 1997 Plan was terminated with respect to new grants of stock options; however, all unexercised options previously granted under the 1997 Plan remain outstanding. The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards. There are a total of 942,500 shares available for grant under the 2006 Plan (which includes 92,500 rolled over from the 1997 Plan). As of December 31, 2008, the only awards granted under the 2006 Plan were 345,750 shares of restricted stock leaving 596,750 shares available for future grant.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

        The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations:

	2008	2007	2006
Cost of products sold	$393	$168	$71
General and administrative expense	2,049	888	493
Selling expense	795	245	96

Stock-based compensation expense before income taxes	3,237	1,301	660
Income tax benefit	(1,213)	(232)	(148)

Stock-based compensation expense, net of income taxes	$2,024	$1,069	$512

Earnings per share impact:
Basic—net income	$0.16	$0.09	$0.04

Diluted—net income	$0.16	$0.09	$0.04

        The Company's stock-based compensation expense results from stock option grants, restricted stock awards and stock issued under the Employee Stock Purchase Plan.

        Stock Options:    Under the 1997 Plan, incentive stock options were granted at exercise prices that equaled the fair market value of the stock at the date of grant based upon the closing sales price of the Company's common stock on that date. Incentive stock options generally vested 25% annually and expired ten years from the date of grant. Non-statutory stock options were generally granted at exercise prices that equaled the fair market value of the stock at the date of grant. These options vested over periods ranging from one to four years and had expiration dates ten years from the date of grant. As of December 31, 2008, no options have been granted under the 2006 Plan.

        The fair value for the single option award granted since January 1, 2006 was estimated on the date of grant using a Black-Scholes option-pricing model with the following assumptions: a risk free interest rate of 4.35%; an expected volatility factor of 86.6%; an expected dividend yield of .375%; and an expected life of 4 years. The computation of expected volatility was based on historical volatility from the previous four years, based on the current expected life of outstanding options. The computation of expected life was based on historical exercise patterns. The interest rate for periods within the contractual life of the award was based on the U.S. Treasury yield curve in effect at the time of grant. The fair value of the option granted during the year ended December 31, 2006 was $22.30. Each grant is valued as a single award, and compensation expense is recognized on a straight-line basis over the vesting period.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

        A summary of stock option activity for the years ended December 31, 2008, 2007, and 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance at December 31, 2005	588,426	$4.77
Granted	20,000	35.21
Exercised	(167,400)	2.99
Cancelled	(74,426)	12.08

Balance at December 31, 2006	366,600	$5.76
Granted	—	—
Exercised	(160,600)	4.65
Cancelled	(15,000)	35.21

Balance at December 31, 2007	191,000	$4.39
Granted	—	—
Exercised	(82,250)	3.27
Cancelled	(3,000)	4.87

Balance at December 31, 2008	105,750	$5.24	5.49	$1,501

Exercisable at December 31, 2008	63,750	$5.49	5.38	$894

        The intrinsic value of options exercised for the years ended December 31, 2008, 2007, and 2006 was $2,628, $5,220 and $5,141, respectively. As of December 31, 2008, there was $8 of total unrecognized stock-based compensation cost related to unvested stock options. The cost is expected to be recognized over a weighted average period of 0.06 years.

        The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2008:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2008	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2008	Weighted Average Exercise Price
$1.13 - $1.42	13,000	3.93	$1.18	13,000	$1.18
$1.48 - $1.68	21,250	5.14	$1.56	21,250	$1.56
$4.87 - $4.87	61,500	5.78	$4.87	19,500	$4.87
$20.62 - $20.62	10,000	6.42	$20.62	10,000	$20.62

	105,750	5.49	$5.24	63,750	$5.49

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

        Restricted Stock Awards:    Restricted stock granted to the executive officers and employees of the Company vests in one-third increments on the first, second, and third anniversary of the grant. Restricted stock granted to directors of the Company vests on the first anniversary of the date of grant. The fair value of the restricted stock awards is based on the fair value of the Company's stock on the date of grant and is amortized to compensation expense over the vesting period on a straight line basis.

        A summary of the activity of our nonvested shares of restricted stock for the years ended December 31, 2008, 2007, and 2006 was as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2005	—	$—
Granted	52,250	33.27

Balance at December 31, 2006	52,250	$33.27
Granted	34,500	35.92
Vested	(15,094)	33.19
Forfeited	(2,000)	32.24

Balance at December 31, 2007	69,656	$34.63
Granted	259,000	35.91
Vested	(38,831)	34.64

Balance at December 31, 2008	289,825	$35.77

        As of December 31, 2008, there was $8,044 of total unrecognized stock-based compensation related to unvested restricted stock awards. The cost is expected to be recognized over a weighted average period of 2.81 years.

  Employee Stock Purchase Plan

        The Company has an Employee Stock Purchase Plan ("ESPP") which is authorized to issue up to 450,000 shares of which 52,492 shares remain available for future purchases. The offerings begin on the first day following each previous offering ("Offering Date") and end six months from the offering date ("Purchase Date"). The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company's common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 7,859; 5,628; and 3,429 shares of the Company's stock were purchased during the years ended December 31, 2008, 2007, and 2006, respectively. The Company's total stock-based compensation expense for 2008, 2007, and 2006 includes $76, $46, and $28 respectively, in compensation expense associated with the ESPP.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(6) STOCK OWNERSHIP AND BENEFIT PLANS (Continued)

  401(k) Plan

        The Company offers a contributory 401(k) plan to its employees. The Company makes matching contributions equal to 100% of each employee's contribution up to 3% and 50% of the next 2% contributed by each employee. Total Company contributions were $323, $287, and $217 for the years ended December 31, 2008, 2007 and 2006, respectively.

(7) INCOME TAXES

        The domestic and foreign components of income before tax for the Company's continuing operations for the years ended December 31 are summarized below:

	2008	2007	2006
Domestic	$25,861	$32,551	$20,638
Foreign	7,413	6,183	9,970

	$33,274	$38,734	$30,608

        The components of the provision for income taxes for the Company's continuing operations for the years ended December 31 are as follows:

	2008	2007	2006
Current—Federal	$8,600	$10,641	$5,341
Current—State	(139)	1,592	783
Current—Foreign	3,315	2,271	3,182

	11,776	14,504	9,306
Deferred—Federal	(767)	(105)	1,922
Deferred—State	(38)	(23)	121
Deferred—Foreign
Tax benefits allocated to reduce Goodwill	569	353	—
Other	(2,334)	(582)	(8)

	(2,570)	(357)	2,035

	$9,206	$14,147	$11,341

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(7) INCOME TAXES (Continued)

        A reconciliation of the Company's income tax provision for continuing operations computed by applying the Federal statutory income tax rate of 35% in 2008, 2007, and 2006 to income before taxes for the years ended December 31 is as follows:

	2008	2007	2006
Federal income tax at statutory rate	$11,646	$13,557	$10,713
State tax items not included below, net	(238)	1,030	629
Effect of difference between U.S. Federal and Foreign tax rates	720	131	(217)
Permanent differences	(546)	(198)	245
Tax on foreign dividend received	—	—	634
Tax credits resulting from examination of federal tax returns	79	—	—
Current year tax credits	(1,716)	(177)	(635)
Changes in valuation allowance	(170)	(82)	(2)
Recognition of previously unrecognized tax benefits	(380)	—	—
Other	(189)	(114)	(26)

Provision for income taxes	$9,206	$14,147	$11,341

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(7) INCOME TAXES (Continued)

        The Company's deferred tax assets and liabilities at December 31, 2008 and 2007 consist of the following:

	2008	2007
Deferred tax assets:
Income tax credit carryforward	$1,073	$417
Net operating loss carryforward	616	404
Inventory differences	309	47
Allowance for doubtful accounts	127	114
Equity compensation	811	225
Vacation and other compensation accrual	361	334
Capital lease obligations	104	281
Other, net	744	261

Deferred tax assets	4,145	2,083
Deferred tax liabilities:
Purchased intangible assets	(16,834)	(19,175)
Depreciation and amortization	(2,011)	(1,605)
Investment in partnerships and joint ventures	(1,219)	(464)
Foreign income taxable in future periods	—	(147)
Deferred profit	—	(414)

Deferred tax liabilities	(20,064)	(21,805)

Net deferred tax assets / (liabilities)	(15,919)	(19,722)
Valuation allowance	—	(112)

Net deferred tax assets / (liabilities)	$(15,919)	$(19,834)

Net current deferred tax assets / (liabilities)	$822	$728
Net long-term deferred tax assets / (liabilities)	(16,741)	(20,562)

Net deferred tax assets / (liabilities)	$(15,919)	$(19,834)

        As a result of stock option activity in 2008, 2007, and 2006, the Company recorded tax benefits of $143, $402, and $1,154, respectively, directly to additional paid in capital. Thus, these tax benefits, which reduce taxes currently payable, are not reflected in the current income tax provision for those years.

        As of December 31, 2008 and 2007, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $14,969 and $9,709, respectively. Deferred income taxes have not been provided on this undistributed income, as the Company does not plan to initiate any action that would require the payment of U. S. income taxes on these earnings. It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income. As a result of providing current Federal and state income taxes on other remaining undistributed foreign

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(7) INCOME TAXES (Continued)

earnings as of December 31, 2007, $43 is included in permanent differences reported in the above income tax rate reconciliations for 2007. As of December 31, 2008, there is no other remaining undistributed foreign income; thus, the permanent differences for reported in the above rate reconciliations for 2008 include a benefit of $147, from reversing the prior provisions for this income.

        The components of the income tax credit carryforward as of December 31, 2008, are foreign tax credits of $1,046 (which, if unused, expire between 2012 and 2018) and sundry state tax credits of $27 (which expire beginning in 2012). The components of the income tax credit carryforward as of December 31, 2007 are foreign tax credits of $370 (which, if unused, expire in 2012 and 2016) and research related tax credits of $47 (which expire beginning in 2013.

        As of December 31, 2008, the Company has no state net operating loss carryforwards. The foreign loss carryforwards are primarily from jurisdictions which do not impose a time limitation on such carryforwards.

        On January 1, 2007, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to harmonize certain accounting practices associated with the recognition and measurement of income taxes. As a result of the implementation of FIN 48, the Company recognized no material adjustment in the liability for unrecognized income tax benefits. On the adoption date of January 1, 2007, the Company had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized. At December 31, 2008, the balance of unrecognized tax benefits is $9 and relates to uncertain state tax positions. The unrecognized tax benefits have been included in other long-term liabilities in 2008. The Company has identified no uncertain tax position for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the 12 months following the date of adoption of FIN 48. A summary of the movements in the Company's unrecognized tax benefits for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Balance at January 1	$389	$—
Adoption of FIN 48 (effect January 1, 2007)	—	394
Reductions for tax positions of prior years	—	(5)
Settlements	(380)

Balance at December 31	$9	$389

        The Company recognizes interest and penalties related to uncertain tax positions in operating expense. As of December 31, 2008, the Company's accrual for interest and penalties related to uncertain tax positions is insignificant.

        The Company's U.S. Federal tax returns for the tax years 2005 - 2008 remain open to examination while most of the Company's state tax returns remain open to examination for the tax years 2004 - 2008. The Company's foreign tax returns remain open to examination for the tax years 2003 - 2008.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS

        Following the November 15, 2007, acquisition of DYNAenergetics, the Company is organized in the following three segments: Explosive Metalworking, Oilfield Products, and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers, and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries. The Oilfield Products segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories. AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

        The accounting policies of all the segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are separately managed strategic business units that offer different products and services. Each segment's products are marketed to different customer types and require different manufacturing processes and technologies.

        Segment information is presented for the years ended December 31, 2008, 2007 and 2006 as follows:

	Explosive Metalworking Group	Oilfield Products	AMK Welding	Total
As of and for the year ended December 31, 2008:
Net sales	$194,999	$27,833	$9,745	$232,577

Depreciation and amortization	$7,585	$3,893	$435	$11,913

Income from operations of continuing operations	$37,454	$1,472	$2,363	$41,289

Equity in earnings of joint ventures	$—	$274	$—	274

Unallocated amounts:
Stock-based compensation				(3,237)
Other expense				(269)
Interest expense				(5,472)
Interest income				689

Consolidated income before income taxes				$33,274

Segment assets	$134,665	$69,397	$5,325	$209,387

Assets not allocated to segments:
Cash and cash equivalents				14,360
Prepaid expenses and other assets				4,405
Deferred tax assets				1,067

Consolidated total assets				$229,219

Capital expenditures	$8,859	$879	$187	$9,925

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS (Continued)

	Explosive Metalworking Group	Oilfield Products	AMK Welding	Total
As of and for the year ended December 31, 2007:
Net sales	$155,438	$2,545	$7,192	$165,175

Depreciation and amortization	$2,591	$451	$305	$3,347

Income from operations of continuing operations	$38,902	$(126)	$1,417	$40,193

Equity in earnings of joint ventures	$—	$24	$—	24

Unallocated amounts:
Stock-based compensation				(1,301)
Other expense				(158)
Interest expense				(722)
Interest income				698

Consolidated income before income taxes				$38,734

Segment assets	$146,348	$74,190	$6,031	$226,569

Assets not allocated to segments:
Cash and cash equivalents				9,045
Restricted cash				371
Prepaid expenses and other assets				4,144
Deferred tax assets				770

Consolidated total assets				$240,899

Capital expenditures	$7,196	$92	$1,691	$8,979

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS (Continued)

	Explosive Metalworking Group	AMK Welding	Total
As of and for the year ended December 31, 2006:
Net sales	$108,362	$5,110	$113,472

Depreciation	$1,150	$219	$1,369

Income from operations of continuing operations	$29,605	$1,158	$30,763

Unallocated amounts:
Stock-based compensation			(660)
Other expense			(115)
Interest expense			(84)
Interest income			704

Consolidated income before income taxes			$30,608

Segment assets	$57,271	$4,618	$61,889

Assets not allocated to segments:
Cash and cash equivalents			17,886
Restricted cash			3,059
Prepaid expenses and other assets			1,431
Current deferred tax assets			708

Consolidated total assets			$84,973

Capital expenditures	$7,342	$1,308	$8,650

        The geographic location of the Company's property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2008	2007	2006
United States	$22,840	$22,056	$16,242
Germany	9,465	7,998	—
France	6,463	3,810	3,298
Sweden	1,578	1,499	720
Canada	76	83	—
Kazakhstan	35	—	—

Total	$40,457	$35,446	$20,260

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(8) BUSINESS SEGMENTS (Continued)

        All of the Company's sales are shipped from the manufacturing locations located in the United States, France, Sweden, and Germany. The following represents the Company's net sales based on the geographic location of the customer:

	For the years ended December 31,
	2008	2007	2006
United States	$82,036	$64,735	$56,395
Germany	24,449	8,626	2,265
South Korea	12,938	16,904	3,080
Canada	11,685	12,588	10,787
Australia	11,307	1,039	235
France	10,447	5,280	4,791
Italy	9,517	5,461	3,466
China	8,203	10,790	1,055
India	7,237	2,355	3,764
Spain	7,208	3,492	2,465
Netherlands	4,093	3,033	1,967
Russia	3,604	607	11,137
South Africa	3,381	674	790
Belgium	3,275	6,727	2,546
United Kingdom	3,184	1,278	335
Romania	2,548	480	—
Kazakhstan	2,418	151	—
Mexico	2,396	1,082	1,230
Switzerland	1,922	665	152
Malaysia	1,914	2,154	358
Norway	1,699	2,596	481
Brazil	1,590	52	476
Sweden	1,388	1,378	677
Other foreign countries	14,138	13,028	5,020

Total	$232,577	$165,175	$113,472

        During the years ended December 31, 2008, 2007, and 2006, no one customer accounted for more than 10% of total net sales.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(9) COMMITMENTS AND CONTINGENCIES

        The Company leases certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable lease agreements. Certain of these leases (primarily equipment related) are recorded as capital leases. Amortization expense associated with the capital leases is combined with depreciation expense of fixed assets. Details of the capital leased assets as of December 31, 2008 are as:

	2008	2007
Manufacturing equipment and tooling	$780	$815
Furniture, fixtures and computer equipment	128	134

Total	908	949
Less: Accumulated amortization	(429)	(37)

Net capitalized leased assets	$479	$912

        Future minimum rental commitments under non-cancelable leases are as follows:

	Capital Leases	Operating Leases
Year ended December 31—
2009	$179	$934
2010	120	772
2011	101	384
2012	74	239
2013	58	239
Therafter	24	328

Total minimum payments	556	$2,896

Amounts representing interest	(57)

Present value of net minimum lease payments	499
Current portion of capital lease obligations	(163)

Capital lease obligations	$336

        Total rental expense included in operations was $1,341, $687, and $596 for the years ended December 31, 2008, 2007, and 2006, respectively.

        During 2008, the Company entered into a license agreement and a risk allocation agreement related to its U.S. Explosive Metalworking business. These agreements provide the Company with the

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008

(Currency Amounts in Thousands, Except Per Share Data)

(9) COMMITMENTS AND CONTINGENCIES (Continued)

ability to perform its explosive shooting process at a second shooting site in Pennsylvania. Future minimum payments required to be made by the Company under these agreements are as follows:

Year ended December 31—
2009	$232
2010	232
2011	232
2012	232
2013	232
Therafter	1,160

Total minimum payments	$2,320

        In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company's evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

(10) DISCONTINUED OPERATIONS

        In December 2006, the assets of a previously discontinued operation were sold to the company who had been leasing these assets. This transaction resulted in a pretax gain of $228, which was recorded as discontinued operations in the fourth quarter of 2006. The Company had received rent of $23 per month on these leased assets until the date of their sale.

        On January 10, 2006, the Company sold its purchase option on the real estate of a previously discontinued operation to the property owner for $2,300. The completion of this transaction resulted in a pretax gain of $2,197, which was recorded as discontinued operations in the first quarter of 2006. In connection with the sale of the purchase option, the underlying lease agreement was terminated. Accordingly, the capital lease asset of $2,880 and the related lease obligation of the same amount were removed from the Company's balance sheet in the first quarter of 2006.

        Discontinued operations for the year ended December 31, 2006 is summarized as follows:

Gain on sale of real estate purchase option and assets	$2,425
Related income tax expense	(928)

Income from discontinued operations, net of tax	$1,497

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2008.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective as of the end of the period covered by this Annual Report. There have been no changes in internal control over financial reporting during the fourth quarter of 2008.

 Management's Report on Internal Control over Financial Reporting

        The management of Dynamic Materials Corporation ("DMC") is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of DMC's management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC's internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Based on that evaluation, management concluded that DMC's internal control over financial reporting was effective as of December 31, 2008.

        DMC's internal control over financial reporting as of December 31, 2008, has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included elsewhere herein.

/s/ YVON PIERRE CARIOU Yvon Pierre Cariou President and Chief Executive Officer March 13, 2009
/s/ RICHARD A. SANTA Richard A. Santa Senior Vice President and Chief Financial Officer March 13, 2009

 Report of Independent Registered Public Accounting Firm

The Stockholders and the
Board of Directors of Dynamic Materials Corporation:

        We have audited Dynamic Materials Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynamic Materials Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, Dynamic Materials Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 12, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 12, 2009

ITEM 9B.    Other Information

        Not applicable.

 PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        Item 10 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2008.

ITEM 11.    Executive Compensation

        Item 11 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2008.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2008.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        Item 13 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2008.

ITEM 14.    Principal Accountant Fees and Services

        Item 14 incorporates information by reference to our 2008 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2008.

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

Exhibit Number	Description
10.2	Purchase, Sale and Assignment Agreement dated November 15, 2007, by and among the Company, DYNAenergetics Holding GmbH, Rolf Rospek, Patrick Xylander, Uwe Gessel, OaG Beteiligungs-GmbH and Volker Mertens (incorporated by reference to the Company's Form 8-K filed with the Commission on November 19, 2007).
10.3	Employment Agreement, dated as of April 23, 2008, by and between the Company and Yvon Cariou (incorporated by reference to the Company's Form 10-Q filed with the Commission on April 28, 2008) *
10.4	Amendment to Employment Agreement, dated as of February 4, 2009, by and between the Company and Yvon Cariou*
10.5	Employment Agreement, dated as of April 23, 2008, by and between the Company and Richard A. Santa (incorporated by reference to the Company's Form 10-Q filed with the Commission on April 28, 2008)*
10.6	Amendment to Employment Agreement, dated as of February 4, 2009, by and between the Company and Richard A. Santa*
10.7	Employment Agreement, dated as of April 23, 2008, by and between the Company and John G. Banker (incorporated by reference to the Company's Form 10-Q filed with the Commission on April 28, 2008)*
10.8	Amendment to Employment Agreement, dated as of February 4, 2009, by and between the Company and John G. Banker*
10.9
Managing Director Agreement dated November 15, 2007, between Dynaenergetics Beteiligungs-GmbH and Rolf Rospek (incorporated by reference to the Company's Form 8-K filed with the Commission on November 19, 2007).*
10.10	Form of Indemnification Agreement (incorporated by reference to the Company's Form 10-Q filed with the Commission on April 28, 2008).*
10.11	Dynamic Materials Corporation 2006 Stock Incentive Plan (incorporated by reference to the Company's Form 10-Q filed with the Commission on November 2, 2006).*
10.12	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to the Company's Form 8-K filed with the Commission on June 12, 2007).*
10.13	Form of Non-Executive Director Restricted Stock Award Agreement (incorporated by reference to the Company's Form 8-K filed with the Commission on June 12, 2007).*
10.14	2008 Dynamic Materials Corporation Short Term Incentive Plan (incorporated by reference to Appendix A to the Company's Proxy Statement filed with the Commission on April 30, 2008).*
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Management contract or compensatory plan.

(c)   Financial Statement Schedules

        See Schedule II beginning on page 93 of this Annual Report on Form 10-K.

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION
March 13, 2009	By:	/s/ RICHARD A. SANTA Richard A. Santa Senior Vice President and Chief Financial Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ YVON PIERRE CARIOU Yvon Pierre Cariou	President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009
/s/ RICHARD A. SANTA Richard A. Santa	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 13 2009
/s/ JOHN G. BANKER John G. Banker	Senior Vice President, Customers and Technology (Executive Officer)	March 13, 2009
/s/ DEAN K. ALLEN Dean K. Allen	Chairman and Director	March 13, 2009
/s/ RICHARD P. GRAFF Richard P. Graff	Director	March 13 2009
/s/ BERNARD HUEBER Bernard Hueber	Director	March 13, 2009
/s/ GERARD MUNERA Gerard Munera	Director	March 13, 2009
/s/ ROLF ROSPEK Rolf Rospek	Director	March 13, 2009

 DYNAMIC MATERIALS CORPORATION

INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2008

PAGE
Report of Independent Registered Public Accounting Firm	92
Schedule II (a)	93
Schedule II (b)	93
Schedule II (c)	93

 Report of Independent Registered Public Accounting Firm

To the Stockholders and the
Board of Directors of Dynamic Materials Corporation:

        We have audited the consolidated financial statements of Dynamic Materials Corporation and subsidiaries as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and have issued our report thereon dated March 12, 2009 (included elsewhere in this Form 10-K). Our audits also included the financial statement schedules listed in Item 15 of this Form 10-K. These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these schedules based on our audits.

        In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                      /s/ ERNST & YOUNG LLP

Denver, Colorado
March 12, 2009

 DYNAMIC MATERIALS CORPORATION

SCHEDULE II(a)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income	Accounts receivable written off	Other Adjustments		Balance at end of period
Year ended—
December 31, 2006	$301	$42	$(7)	$(76)		$260
December 31, 2007	$260	$62	$—	$212	*	$534
December 31, 2008	$534	$80	$—	$—		$614

    *
    Resulting from the acquisition of DYNAenergetics

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(b)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

WARRANTY RESERVE

	Balance at beginning of period	Additions charged to income	Repairs allowed	Other Adjustments		Balance at end of period
Year ended—
December 31, 2006	$521	$—	$(406)	$—		$115
December 31, 2007	$115	$11	$(66)	$353	*	$413
December 31, 2008	$413	$23	$(83)	$—		$353

    *
    Resulting from the acquisition of DYNAenergetics

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(c)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

INVENTORY RESERVE

	Balance at beginning of period	Additions charged to income	Inventory write-offs	Balance at end of period
Year ended—
December 31, 2006	$165	$218	$(103)	$280
December 31, 2007	$280	$263	$(278)	$265
December 31, 2008	$265	$235	$(310)	$190

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
DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES INDEX TO CONSOLIDATED FINANCIAL STATEMENTS As of December 31, 2008 and 2007 and for Each of the Three Years Ended December 31, 2008, 2007 and 2006
Report of Independent Registered Public Accounting Firm
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007 (Dollars in Thousands)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2008 AND 2007 (Dollars in Thousands, Except Share Data)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Dollars in Thousands, Except Share Data)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Amounts in Thousands)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Dollars in Thousands)
DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006 (Dollars in Thousands)
DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2008 (Currency Amounts in Thousands, Except Per Share Data)
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
SIGNATURES
DYNAMIC MATERIALS CORPORATION INDEX TO SCHEDULE II AS OF DECEMBER 31, 2008
Report of Independent Registered Public Accounting Firm
DYNAMIC MATERIALS CORPORATION SCHEDULE II(a)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES ALLOWANCE FOR DOUBTFUL ACCOUNTS
DYNAMIC MATERIALS CORPORATION SCHEDULE II(b)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES WARRANTY RESERVE
DYNAMIC MATERIALS CORPORATION SCHEDULE II(c)—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES INVENTORY RESERVE