Form 10-Q
period 2009-03-31
DYNAMIC MATERIALS CORP
filed 2009-05-01
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    Large accelerated filer  ☐  Accelerated filer  ☒  Non-accelerated filer  ☐  (Do not check if smaller reporting company)   Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).    Yes  ☐  No  ☒

The number of shares of Common Stock outstanding was 12,851,377 as of April 30, 2009.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I, Item 1- Condensed Consolidated Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3 - Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 1A — Risk Factors. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections, guidance and other statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$16,278	$14,360
Accounts receivable, net of allowance for doubtful accounts of $493 and $614, respectively	36,545	34,719
Inventories	36,497	35,300
Prepaid expenses and other	2,289	2,956
Related party receivable and loan	2,370	2,611
Current deferred tax assets	1,012	1,103

Total current assets	94,991	91,049

PROPERTY, PLANT AND EQUIPMENT	58,194	58,454
Less - Accumulated depreciation	(18,938)	(17,997)

Property, plant and equipment, net	39,256	40,457

GOODWILL, net	40,176	43,066

PURCHASED INTANGIBLE ASSETS, net	47,773	52,264

DEFERRED TAX ASSETS	535	331

OTHER ASSETS, net	1,372	1,449

INVESTMENT IN JOINT VENTURES	744	970

TOTAL ASSETS	$224,847	$229,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,863	$15,402
Accrued expenses	4,884	6,605
Accrued income taxes	2,026	846
Accrued employee compensation and benefits	3,866	5,579
Customer advances	1,620	2,685
Related party accounts payable	21	17
Lines of credit - current	1,429	—
Current maturities on long-term debt	10,316	14,450
Current portion of capital lease obligations	81	163

Total current liabilities	41,106	45,747

LINES OF CREDIT	2,800	—

LONG-TERM DEBT	44,935	46,178

CAPITAL LEASE OBLIGATIONS	315	336

DEFERRED TAX LIABILITIES	15,292	16,833

OTHER LONG-TERM LIABILITIES - RELATED PARTY	318	303

OTHER LONG-TERM LIABILITIES	1,452	1,687

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	106,218	111,084

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized; 12,851,377 and 12,780,877 shares issued and outstanding, respectively	643	639
Additional paid-in capital	43,137	42,050
Retained earnings	82,958	78,042
Other cumulative comprehensive income (loss)	(8,109)	(2,229)

Total stockholders’ equity	118,629	118,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$224,847	$229,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended
	March 31,
	2009	2008
NET SALES	$49,759	$58,393

COST OF PRODUCTS SOLD	34,431	40,682

Gross profit	15,328	17,711

COSTS AND EXPENSES:
General and administrative expenses	3,526	3,119
Selling expenses	2,324	2,841
Amortization expense of purchased intangible assets	1,183	2,361

Total costs and expenses	7,033	8,321

INCOME FROM OPERATIONS	8,295	9,390

OTHER INCOME (EXPENSE):
Other expense	(117)	(149)
Interest expense	(902)	(1,279)
Interest income	65	239
Equity in earnings (losses) of joint ventures	(49)	16

INCOME BEFORE INCOME TAXES	7,292	8,217

INCOME TAX PROVISION	2,376	2,972

NET INCOME	$4,916	$5,245

INCOME PER SHARE:
Basic	$0.38	$0.42
Diluted	$0.38	$0.41

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	12,527,452	12,377,019
Diluted	12,569,879	12,521,736

The accompanying notes are in integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Loss
	Shares	Amount	Capital	Earnings	Loss	Total	for the Period
Balances, December 31, 2008	12,781	$639	$42,050	$78,042	$(2,229)	$118,502

Shares issued for stock option exercises	70	4	232	—	—	236
Excess tax benefit related to stock options	—	—	57	—	—	57
Stock-based compensation	—	—	798	—	—	798
Net income	—	—	—	4,916	—	4,916	4,916
Derivative valuation adjustment, net of tax of $22	—	—	—	—	38	38	38
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,918)	(5,918)	(5,918)
Balances, March 31, 2009	12,851	$643	$43,137	$82,958	$(8,109)	$118,629	$(964)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in Thousands)

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,916	$5,245
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation (including capital lease amortization)	1,267	1,113
Amortization of purchased intangible assets	1,183	2,361
Amortization of capitalized debt issuance costs	69	60
Stock-based compensation	798	664
Deferred income tax benefit	(605)	(1,174)
Equity in (earnings) losses of joint ventures	49	(16)
Change in -
Restricted cash	—	377
Accounts receivable, net	(2,702)	5,968
Inventories	(2,721)	(670)
Prepaid expenses and other	460	(580)
Accounts payable	2,388	(3,837)
Customer advances	(961)	(2,144)
Accrued expenses and other liabilities	(904)	(118)

Net cash provided by operating activities	3,237	7,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,170)	(2,361)
Change in other non-current assets	8	15

Net cash used in investing activities	(1,162)	(2,346)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in Thousands)

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	(3,862)	—
Payment on Nord LB term loans	(233)	(265)
Borrowings on bank lines of credit, net	4,215	3,665
Payment of capital lease obligations	(71)	(105)
Payment of deferred debt issuance costs	(19)	(125)
Change in other long-tem liabilities	—	16
Net proceeds from issuance of common stock to employees and directors	236	93
Excess tax benefit related to exercise of stock options	57	—

Net cash provided by financing activities	323	3,279

EFFECTS OF EXCHANGE RATES ON CASH	(480)	383

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,918	8,565

CASH AND CASH EQUIVALENTS, beginning of the period	14,360	9,045

CASH AND CASH EQUIVALENTS, end of the period	$16,278	$17,610

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in Thousands, Except Share and Per Share Data)

(unaudited)

1.      BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.  Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform to the 2009 presentation.

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  The equity method is used to account for our ownership in entities where we do not have a controlling interest.  All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

Revenue Recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require the Company to provide certifications relative to metals used, services performed, and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters, and shaped charges, as well as, seismic related explosives and accessories, are standard in nature.  In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a probable loss, the Company will account for such anticipated loss.

Fair Value of Financial Instruments

In September 2006, the Financial Accounting Standards Boards (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”). Although this statement does not require any new fair value measurements, in certain cases its application has changed previous practice in determining fair value. SFAS 157 became effective for the Company beginning January 1, 2008 as it relates to fair value measurements of financial assets and liabilities and non-financial assets and liabilities that are recognized at fair value in its financial statements on a recurring basis (at least annually).

On January 1, 2009, the Company adopted the deferred provisions of SFAS 157 as defined by FASB Staff Position (“FSP”) No. 157-2, Effective Date of FASB Statement No. 157, (“FSP No. 157-2”). FSP No. 157-2 deferred the adoption date for certain non-financial assets and liabilities that are recognized or disclosed at fair value on a non-recurring basis.  The adoption in 2009 of SFAS 157 for certain non-financial assets and liabilities did not have any impact on the Company’s results of operations or financial position.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•              Level 1 – Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•              Level 2 – Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

•              Level 3 – Inputs to the valuation that are unobservable inputs for the asset or liability.

SFAS 157 assigns the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

As discussed in Note 6, the Company uses an interest rate swap agreement to mitigate interest rate risk on portions of its variable rate term loan debt.   The swap agreement is not exchange listed and is therefore valued with models that use Level 2 inputs.  The degree to which the Company’s credit worthiness impacts the value does require some management judgment but as of March 31, 2009 and December 31, 2008, the impact of this assessment on the overall value of the outstanding interest rate swap was not significant and the Company’s valuation of the agreement is classified within Level 2 of the hierarchy.

Related Party Transactions

The Company has related party transactions with its unconsolidated joint ventures, as well as with the minority shareholder of one of its consolidated joint ventures.  A summary of related party balances as of March 31, 2009 and December 31, 2008 is summarized below:

	As of March 31, 2009			As of December 31, 2008
	Accounts	Accounts	Other	Accounts	Accounts	Other
	receivable from	payable to	long-term	receivable from	payable to	long-term
	and loan to	and loan from	loan from	and loan to	and loan from	loan from
Perfoline	$461	$16	$—	$449	$17	$—
DYNAenergetics RUS	1,419	—	—	1,582	—	—
Minority Interest Partner	490	5	318	580	—	303

Total	$2,370	$21	$318	$2,611	$17	$303

A summary of those transactions for the three months ended March 31, 2009 and 2008 is summarized below:

	3 months ended		3 months ended
	March 31, 2009		March 31, 2008
		Interest		Interest
	Sales to	income from	Sales to	income from
Perfoline	$40	$10	$33	$13
DYNAenergetics RUS	42	—	—	—
Minority Interest Partner	298	—	524	—

Total	$380	$10	$557	$13

Earnings Per Share

In 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and it became effective for the Company beginning January 1, 2009.  Under this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards (RSAs), are considered participating securities for purposes of calculating earnings per share (“EPS”).  Under the two-class method required by EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.  This FSP requires retrospective applications for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions.  The Company’s adoption of this FSP resulted in a $.01 per share reduction to the previously reported basic EPS and diluted EPS for the three months ended March 31, 2008.

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2009			March 31, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$4,916			$5,245
Less income allocated to RSAs	103			89

Net income allocated to common stock for EPS calculation	$4,813	12,527,452	$0.38	$5,156	12,377,019	$0.42

Adjust shares for Dilutives: Stock-based compensation plans		42,427			144,717

Diluted earnings per share:
Net income	$4,916			$5,245
Less income allocated to RSAs	103			88

Net income allocated to common stock for EPS calculation	$4,813	12,569,879	$0.38	$5,157	12,521,736	$0.41

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of these standards in 2009 did not have any impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 in the first quarter of 2009 did not have any impact on the Company’s results of operations or financial position.

3.      INVESTMENT IN JOINT VENTURES

Operating results include the Company’s proportionate share of income from unconsolidated joint ventures, which are accounted for under the equity method.  These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company’s Oilfield Products business segment) include the following: (1) 65.19% interest in Perfoline, which is a Russian manufacturer of perforating gun systems and (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company’s oilfield products.  Due to certain minority interest veto rights that allow the minority interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements.  Investments in these joint ventures totaled $744 and $970 as of March 31, 2009 and December 31, 2008, respectively.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008 is as follows:

	March 31,	December 31,
	2009	2008
Current assets	$3,756	$4,667
Noncurrent assets	622	714
Total assets	$4,378	$5,381

Current liabilities	$1,730	$2,064
Noncurrent liabilities	748	830
Equity	1,900	2,487
Total liabilities and equity	$4,378	$5,381

	Three Months Ended
	March 31,
	2009	2008
Net sales	$1,106	$2,203
Operating income	$79	$171
Net loss	$(90)	$(14)
Equity in earnings (losses) of joint ventures	$(49)	$16

4.      INVENTORY

The components of inventory are as follows at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Raw materials	$12,862	$11,610
Work-in-process	18,536	18,950
Finished goods	4,372	3,903
Supplies	727	837
	$36,497	$35,300

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2009:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,108	$(1,520)	$20,588
Customer relationships	29,830	(4,558)	25,272
Trademarks / Trade names	2,408	(495)	1,913

Total intangible assets	$54,346	$(6,573)	$47,773

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2008:

		Accumulated
	Gross	Amortization	Net
Core technology	$23,596	$(1,327)	$22,269
Customer relationships	31,837	(3,980)	27,857
Trademarks / Trade names	2,570	(432)	2,138

Total intangible assets	$58,003	$(5,739)	$52,264

The decrease in the gross value of our purchased intangible assets from December 31, 2008 to March 31, 2009 is due to the impact of foreign currency translation.  The decrease in goodwill from $43,066 at December 31, 2008 to $40,176 at March 31, 2009 is also due to the impact of foreign currency translation.

6.      DEBT

Lines of credit consist of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Syndicated credit agreement revolving loan	$2,800	$—
Commerzbank line of credit	428	—
Nord LB line of credit	1,001	—

	4,229	—
Less current portion	(1,429)	—

Long-term lines of credit	$2,800	$—

Long-term debt consists of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
Syndicated credit agreement term loan	$37,756	$40,500
Syndicated credit agreement Euro term loan	15,514	17,763
Nord LB 3,000 Euro term loan	1,981	2,326
Nord LB 500 Euro term loan	—	39

	55,251	60,628
Less current maturities	(10,316)	(14,450)

Long-term debt	$44,935	$46,178

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  As of March 31, 2009, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Swap Agreement

On November 17, 2008, the Company entered into a two-year interest rate swap agreement that effectively converted the LIBOR based variable rate US borrowings under the $45,000 term loan to a fixed rate of 4.87% (4.62% effective April 1, 2009 due to an improvement in the Company’s leverage ratio).  The Company has designated the swap agreement as an effective cash flow hedge with matched terms in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap agreement asset or liability.

The Company has recorded the fair value of its interest rate swap agreement as follows:

	March 31, 2009		December 31, 2008
Interest rate swap liability	Balance sheet location	Fair value	Balance sheet location	Fair value

Current portion	Accrued expenses	$874	Accrued expenses	$759
Long-term portion	Other long-term liabilities	472	Other long-term liabilities	647

		$1,346		$1,406

7.      BUSINESS SEGMENTS

The Company is organized in the following three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant products of this group are clad metal plates which are used by customers in the fabrication of pressure vessels, heat exchangers and other equipment for various industries, including upstream oil and gas, oil refinery, petrochemicals, alternative energy, hydrometallurgy, power generation, industrial refrigeration, and similar industries and internally to produce transition joints for use in the aluminum production and shipbuilding industries.  The Oilfield Products segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories.  AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is presented for the three months ended March 31, 2009 and 2008 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended March 31, 2009:
Net sales	$43,472	$4,034	$2,253	$49,759
Depreciation and amortization	$1,488	$848	$114	$2,450
Income from operations	$9,412	$(694)	$375	$9,093
Equity in losses of joint ventures	$—	$(49)	$—	(49)
Unallocated amounts:
Stock-based compensation				(798)
Other expense				(117)
Interest expense				(902)
Interest income				65

Consolidated income before income taxes				$7,292

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended March 31, 2008:
Net sales	$51,644	$4,450	$2,299	$58,393
Depreciation and amortization	$2,384	$982	$108	$3,474
Income from operations	$9,982	$(565)	$637	$10,054
Equity in earnings of joint ventures	$—	$16	$—	16
Unallocated amounts:
Stock-based compensation				(664)
Other expense				(149)
Interest expense				(1,279)
Interest income				239

Consolidated income before income taxes				$8,217

During the three months ended March 31, 2009, no sales to any one customer accounted for more than 10% of total net sales.  During the three months ended March 31, 2008, sales to one customer represented $5,974 (10.2%) of total net sales.

8.         COMPREHENSIVE INCOME

The Company’s comprehensive income for the three months ended March 31, 2009 and 2008 was as follows:

	Three Months Ended
	March 31,
	2009	2008
Net income for the period	$4,916	$5,245
Interest rate swap valuation adjustment, net of tax	38	(285)
Foreign currency translation adjustment	(5,918)	7,260

Comprehensive income (loss)	$(964)	$12,220

Accumulated other cumulative comprehensive (loss) as of March 31, 2009 and December 31, 2008 consisted of the following:

	March 31,	December 31,
	2009	2008
Currency translation adjustment	$(7,261)	$(1,343)
Interest rate swap valuation adjustment, net of tax of $498 and $520, respectively	(848)	(886)

	$(8,109)	$(2,229)

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2008.

Unless stated otherwise, all dollar figures in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding.  For the three months ended March 31, 2009, Explosive Metalworking accounted for 87% of our net sales and 104% of our income from continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 8% and 5%, respectively, of our first quarter 2009 net sales.

Our net sales for the three months ended March 31, 2009 decreased by $8,634 (14.8%) compared to the first three months of 2008, reflecting year-to-year net sales decreases of $8,172 (15.8%), $416 (9.3%), and $46 (2.0%) for our Explosive Metalworking, Oilfield Products, and AMK Welding segments, respectively.  The sales decrease of approximately $8.6 million includes a sales volume decrease of approximately $5.0 million and an unfavorable foreign exchange translation adjustment of approximately $3.6 million on our European sales relating to the increased value of the U.S. dollar against the Euro.  Income from operations decreased by 11.7% to $8,295 in the first three months of 2009 from $9,390 in the first three months of 2008, reflecting declines in Explosive Metalworking’s, Oilfield Products’, and AMK Welding’s operating income of $570, $129, and $262, respectively, and a $134 increase in stock-based compensation expense.  Our net income decreased by 6.3% to $4,916 for the three months ended March 31, 2009 from $5,245 in the same period of 2008.

Impact of Current Economic Situation on the Company

The Company was only minimally impacted in 2008 by the global economic slow down.  During the Fourth Quarter of 2008, our sales decreased slightly from historic levels.  As a result of the decline in our Explosive Metalworking backlog from $97,247 at December 31, 2008 to $74,174 at March 31, 2009, we now expect our net consolidated sales in 2009 to decrease approximately 17% to 23% (previous guidance was for a decrease of 12% to 20%) from the amount we achieved in 2008.  In light of the slow down in order inflow that we are experiencing, we have deferred some of our previous planned capital expenditures and are continuing to carefully manage expenses.  We generated cash flow from operations of $3,237 during the first quarter of 2009 and expect to generate positive cash flow from operations during the remaining three quarters of 2009.  As of March 31, 2009, we had over $16,000 in cash and cash equivalents as well as approximately $38,000 of borrowing capacity available under our existing credit facilities.

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

A significant portion of our revenue is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving product quality, delivering products on time, and competing aggressively on the basis of price.

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

Income taxes

Our effective income tax rate decreased to 32.6% for the first three months of 2009 from 36.2% for the same period of 2008.  Income tax provisions on the earnings of Nobelclad, Nitro Metall, DYNAenergetics and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German and Luxembourg statutory tax rates.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our full year 2009 effective tax rate on our projected consolidated pre-tax income to range between 30% and 32%.

Backlog

We use backlog as a primary means of measuring the immediate outlook for our business.  We define “backlog” at any given point in time as consisting of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized.

Our backlog with respect to the Explosive Metalworking segment decreased to $74,174 at March 31, 2009 from $97,247 at December 31, 2007.  As a result of this significant decline in backlog that reflects a slow down in new order inflow during the first quarter of 2009, we are now forecasting that our consolidated net sales for fiscal 2009 will decline between 17% and 23% from those reported in fiscal 2008.  This anticipated sales decline is attributable to uncertainty associated with current global economic conditions, the slow down we have already seen in the chemical, petrochemical, and hydrometallurgy sectors, and the difficulty in predicting the timing of large orders that we continue to quote.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net sales

	Three Months Ended
	March 31,			Percentage
	2009	2008	Change	Change
Net sales	$49,759	$58,393	$(8,634)	(14.8)%

Net sales for the first quarter of 2009 decreased 14.8% to $49,759 from $58,393 in the first quarter of 2008.  Explosive Metalworking sales decreased 15.8% to $43,472 in the three months ended March 31, 2009 (87% of total sales) from $51,644 in the same period of 2008 (88% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves and includes approximately $3.0 million of unfavorable foreign exchange translation adjustments.

Oilfield Products contributed $4,034 to first quarter 2009 sales (8% of total sales), which represents a 9.3% decrease from sales of $4,450 in the first quarter of 2008 (8% of total sales).  The $416 decline in sales reflects a modest volume increase offset by $564 in unfavorable foreign exchange adjustments.

AMK Welding contributed $2,253 to first quarter 2009 sales (5% of total sales), which represents a 2.0% decrease from sales of $2,299 in the first quarter of 2008 (4% of total sales).

Gross profit

	Three Months Ended
	March 31,			Percentage
	2009	2008	Change	Change
Gross profit	$15,328	$17,711	$(2,383)	(13.5)%
Consolidated gross profit margin rate	30.8%	30.3%

Gross profit decreased by 13.5% to $15,328 for the three months ended March 31, 2009 from $17,711 for the three months ended March 31, 2008. Our first quarter 2009 consolidated gross profit margin rate slightly increased to 30.8% from 30.3% in the first quarter of 2008. The gross profit margin rate for Explosive Metalworking increased from 30.6% in the first quarter of

2008 to 31.8% in the first quarter of 2009.  The increased first quarter 2009 gross profit margin rate for Explosive Metalworking relates primarily to higher proportionate first quarter 2009 sales by our U.S. division than was the case in 2008.  Historically, gross margins for our European explosion welding divisions have generally been lower than those reported by our U.S. division due to less efficient fixed manufacturing cost structures associated with our smaller European facilities.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates during 2009 that result from anticipated fluctuations in quarterly sales volume and changes in product mix. Due largely to the expected decline in 2009 sales and resultant less favorable absorption of fixed manufacturing overhead expenses, we currently expect second quarter and full year 2009 gross margins for Explosive Metalworking to be in a range of 27% to 29%.

Oilfield Products reported a gross profit margin rate of 24.7% for the first quarter 2009 compared to a gross profit margin rate of 25.3% for the first quarter of 2008. For the full year 2009, we expect Oilfield Products’ gross margin to be comparable to the 31.9% gross margin that it reported in 2008.

The gross profit margin rate for AMK Welding decreased to 26.1% in the first quarter of 2009 from 36.4% in the first quarter of 2008.  The decrease in AMK Welding gross margin relates principally to an increase in manufacturing overhead associated with internal and external engineering and product development expenses as AMK seeks to expand both its service offerings and customer base.  We expect AMK Welding’s full year 2009 gross margin to meet or exceed the 32.9% gross margin that it reported in 2008.

General and administrative expenses

	Three Months Ended
	March 31,			Percentage
	2009	2008	Change	Change
General & administrative expenses	$3,526	$3,119	$407	13.0%
Percentage of net sales	7.1%	5.3%

General and administrative expenses increased by $407, or 13.0%, to $3,526 in the first quarter of 2009 from $3,119 in the first quarter of 2008.  This increase includes $348 from annual salary adjustments and staffing changes, an $80 increase in stock-based compensation, an increase of $56 for incentive compensation and net increases of $85 in other spending categories.  The foregoing increases were partially offset by a favorable foreign exchange translation adjustment of $162.  As a percentage of net sales, general and administrative expenses increased to 7.1% in the first quarter of 2009 from 5.3% in the first quarter of 2008.

Selling expenses

	Three Months Ended
	March 31,			Percentage
	2009	2008	Change	Change
Selling expenses	$2,324	$2,841	$(517)	(18.2)%
Percentage of net sales	4.7%	4.9%

Selling expenses, which include sales commissions of $383 in 2009 and $454 in 2008, decreased by 18.2% to $2,324 in the first quarter of 2009 from $2,841 in the first quarter of 2008.

The $517 decrease in our consolidated selling expenses includes decreased selling expenses of $674 at our European divisions offset by increased selling expenses of $157 in our U.S. divisions. The large decrease in European selling expenses relates principally to staff reductions within our European explosion welding divisions and non-recurring expenses in the first quarter of 2008 relating to the termination of contracts with former sales agents, but it also includes $222 of favorable foreign exchange translation adjustments.  The $157 increase in our U.S. selling expenses includes increased commissions of $107, an impact of $75 from annual salary adjustments and a $35 increase in stock-based compensation that were offset by net reductions of $60 in other spending categories.  As a percentage of net sales, selling expenses decreased to 4.7% in the first quarter of 2008 from 4.9% in the first quarter of 2008.

Amortization expenses

	Three Months Ended
	March 31,			Percentage
	2009	2008	Change	Change
Amortization expense of purchased intangible assets	$1,183	$2,361	$(1,178)	(49.9)%
Percentage of net sales	2.4%	4.0%

Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics.  Amortization expense for the three months ended March 31, 2009 includes $821, $274 and $89 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the three months ended March 31, 2008 includes $1,006, $940, $313 and $102 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for 2009 (as measured in Euros) is expected to approximate €3,620, a reduction from the 2008 amount of €4,962 due to the full amortization in 2008 of the value assigned to acquired order backlog.

Operating income

	Three Months Ended
	March 31,			Percentage
	2009	2008	Change	Change
Operating income	$8,295	$9,390	$(1,095)	(11.7)%

Income from operations (“operating income”) decreased by 11.7% to $8,295 in the first quarter of 2009 from $9,390 in the first quarter of 2008.  Explosive Metalworking reported operating income of $9,412 in the first quarter of 2009 as compared to $9,982 in the first quarter of 2008.  This 5.7% decrease in Explosive Metalworking operating income is largely attributable to the 15.8% decrease in net sales discussed above.

Oilfield Products reported an operating loss of $694 for the first quarter of 2009 as compared to a loss from operations of $565 for the first three months of 2008.

AMK Welding reported operating income of $375 for the three months ended March 31, 2009 as compared to $637 for the same period of 2008.

Operating income for the three months ended March 31, 2009 and 2008 includes $798 and $664, respectively, of stock-based compensation.  This expense is not allocated to our business segments and thus is not included in the above first quarter operating income or loss totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Interest income (expense), net

	Three Months Ended
	March 31,			Percentage
	2009	2008	Change	Change
Interest income (expense), net	$(837)	$(1,040)	$203	(19.5)%

We recorded net interest expense of $837 in the three months ended March 31, 2009 compared to net interest expense of $1,040 in the same time period of 2008.  This decrease in net interest expense reflects term debt reductions and lower interest rates.

Income tax provision

	Three Months Ended
	March 31,			Percentage
	2009	2008	Change	Change
Income tax provision	$2,376	$2,972	$(596)	(20.1)%
Effective tax rate	32.6%	36.2%

We recorded an income tax provision of $2,376 in the first quarter of 2009 compared to $2,972 in the first quarter of 2008.  The effective tax rate decreased to 32.6% in the first quarter of 2009 from 36.2% in the first quarter of 2008.  The income tax provisions for the three months ended March 31, 2009 and 2008 include $2,122 and $2,951, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the DYNAenergetics division and related holding companies in Germany and Luxembourg.  Our blended effective tax rate for 2009 is expected to range from 30% to 32% based on projected pre-tax income.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  In connection with the acquisition of DYNAenergetics, we entered into a five-year syndicated credit agreement.  The credit agreement, which provides for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks.  The credit facility in the approximate amount of $100,000 expires on November 16, 2012.  As of March 31, 2009, term loans of $37,756 and 11,746 Euros ($15,514) were outstanding under the credit facility and $1,981 was outstanding under term loan obligations of DYNAenergetics.  We also had $2,800 in outstanding borrowings under our revolving credit agreement and $1,429 outstanding under our line of credit agreements for DYNAenergetics as of March 31, 2009.  We have approximately $38,000 available for borrowing under these facilities.

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

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, use of cash for acquisitions, and maintenance of specified financial ratios.  As of March 31, 2009, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2008.

Cash flows from operating activities

Net cash flows provided by operating activities for the first quarter of 2009 totaled $3,237.  Significant sources of operating cash flow included net income of $4,916, non-cash depreciation and amortization expense of $2,519 and stock-based compensation of $798.  These sources of operating cash flow were partially offset by a deferred income tax benefit of $605 and net negative changes in various components of working capital in the amount of $4,440.  Net negative changes in working capital included increases in accounts receivable and inventories of $2,702 and $2,721, respectively, and decreases in customer advances and accrued expenses of $961 and $904, respectively.  These negative changes in working capital were partially offset by decreases in prepaid expenses of $460 and an increase in accounts payable of $2,388.

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

Cash flows from investing activities

Net cash flows used by investing activities for the first quarter of 2009 totaled $1,162 and consisted almost entirely of capital expenditures.

Net cash flows used by investing activities for the first quarter of 2008 totaled $2,346 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the first quarter of 2009 were $323, which consisted primarily of net borrowings on bank lines of credit of $4,215 and $236 in net proceeds from the issuance of common stock relating to the exercise of stock options.  These sources of cash flow were almost entirely offset by $3,862 in required prepayments of term loans under our syndicated credit agreement from excess cash flow that we generated in fiscal year 2008, $233 in principal payments on Nord LB term loans, payments of deferred debt issuance costs of $19 and payment on capital lease obligations of $71.

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

Payment of Dividends

We paid annual dividends in 2008 and may continue to pay annual dividends in the future subject to capital availability and periodic determinations that cash dividends are in compliance with our debt covenants and are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance, changes in federal income tax laws, or any other factors that our board of directors deems relevant.  Any decision to pay cash dividends is and will continue to be at the discretion of board of directors.

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

Goodwill

In accordance with Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we test goodwill for impairment on a “reporting unit” level as defined by reference to SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

The first step is a comparison of each reporting unit’s fair value to its carrying value. We estimate fair value using the best information available, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projections incorporate our best estimates of economic and market conditions over the projected period including growth rates in sales and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements.  We validate our estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach.

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

Our impairment testing in the fourth quarter of 2008 had not resulted in a determination that any of our goodwill is impaired; however, the passing margin of the first step of our goodwill impairment testing relative to the Oilfield Products business segment as of December 31, 2008 was minimal (estimated fair value was less than 10% greater than the carrying value).  Future impairment is possible and will occur if (i) the unit’s operating results underperform what we have estimated or (ii) additional volatility of the capital markets cause us to raise the 16 percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  We did not observe any indicators in the quarter ended March 31, 2009 that would necessitate interim impairment testing of goodwill.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards will significantly change the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements. SFAS Nos. 141(R) and 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008.  The adoption of these standards in 2009 did not have any impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements.  SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS No. 161 in the first quarter of 2009 did not have any impact on the Company’s results of operations or financial position.

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

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

As of March 31, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no changes in the Company’s internal controls during the quarter ended March 31, 2009 or in other factors that could materially affect the Company’s internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Our 2008 Annual Report on Form 10-K includes a detailed discussion of our risk factors.  The information presented below updates and should be read in conjunction with the risk factors and information disclosed in our Form 10-K.

We have seen a recent slowdown in some of our markets and anticipate sales will decline during 2009.

During the fourth quarter of 2008 and first quarter of 2009, we have seen a slowdown in DMC Clad sales to some of the markets we serve and anticipate our sales to decrease by approximately 17% - 23% for the full year in 2009 from the amount we achieved in 2008.  The explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Indeed, we have already seen a slowdown in the chemical, petrochemical and hydrometallurgy sectors.  An economic slowdown in one or all of these industries—whether due to traditional cyclicality, general economic conditions or other factors—could impact capital expenditures within the industry.  If demand from such industries were to decline or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: May 1, 2009	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)