Form 10-Q
period 2009-06-30
DYNAMIC MATERIALS CORP
filed 2009-07-31
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐    No  ☒

The number of shares of Common Stock outstanding was 12,877,306 as of July 31, 2009.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2009	2008
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$20,794	$14,360
Accounts receivable, net of allowance for doubtful accounts of $635 and $614, respectively	29,197	34,719
Inventories	32,548	35,300
Prepaid expenses and other	2,867	2,956
Related party receivable and loan	2,253	2,611
Current deferred tax assets	895	1,103

Total current assets	88,554	91,049

PROPERTY, PLANT AND EQUIPMENT	60,374	58,454
Less - Accumulated depreciation	(20,140)	(17,997)

Property, plant and equipment, net	40,234	40,457

GOODWILL, net	42,434	43,066

PURCHASED INTANGIBLE ASSETS, net	49,540	52,264

DEFERRED TAX ASSETS	722	331

OTHER ASSETS, net	1,301	1,449

INVESTMENT IN JOINT VENTURES	1,065	970

TOTAL ASSETS	$223,850	$229,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	June 30,	December 31,
	2009	2008
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,613	$15,402
Accrued expenses	4,083	6,605
Dividend payable	513	—
Accrued income taxes	261	846
Accrued employee compensation and benefits	4,022	5,579
Customer advances	3,782	2,685
Related party accounts payable	24	17
Lines of credit - current	151	—
Current maturities on long-term debt	10,543	14,450
Current portion of capital lease obligations	92	163

Total current liabilities	34,084	45,747

LONG-TERM DEBT	45,610	46,178

CAPITAL LEASE OBLIGATIONS	298	336

DEFERRED TAX LIABILITIES	15,566	16,833

OTHER LONG-TERM LIABILITIES - RELATED PARTY	344	303

OTHER LONG-TERM LIABILITIES	1,300	1,687

COMMITMENTS AND CONTINGENT LIABILITIES	—	—

Total liabilities	97,202	111,084

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized; 12,877,306 and 12,780,877 shares issued and outstanding, respectively	644	639
Additional paid-in capital	44,271	42,050
Retained earnings	83,961	78,042
Other cumulative comprehensive loss	(2,228)	(2,229)

Total stockholders’ equity	126,648	118,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$223,850	$229,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2009	2008	2009	2008
NET SALES	$37,819	$63,183	$87,578	$121,576

COST OF PRODUCTS SOLD	28,665	44,134	63,096	84,816

Gross profit	9,154	19,049	24,482	36,760

COSTS AND EXPENSES:
General and administrative expenses	3,043	3,815	6,569	6,933
Selling expenses	1,840	2,633	4,164	5,474
Amortization expense of purchased intangible assets	1,232	2,464	2,416	4,825

Total costs and expenses	6,115	8,912	13,149	17,232

INCOME FROM OPERATIONS	3,039	10,137	11,333	19,528

OTHER INCOME (EXPENSE):
Other income	191	189	74	41
Interest expense	(867)	(1,471)	(1,769)	(2,734)
Interest income	38	99	104	323
Equity in earnings of joint ventures	127	273	79	289

INCOME BEFORE INCOME TAXES	2,528	9,227	9,821	17,447

INCOME TAX PROVISION	1,013	3,017	3,389	5,989

NET INCOME	$1,515	$6,210	$6,432	$11,458

INCOME PER SHARE:
Basic	$0.12	$0.49	$0.50	$0.91
Diluted	$0.12	$0.49	$0.50	$0.90

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	12,595,551	12,416,900	12,570,640	12,406,210
Diluted	12,611,430	12,538,362	12,601,160	12,539,580

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.15	$0.04	$0.15

The accompanying notes are in integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2009

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Loss	Total	for the Period
Balances, December 31, 2008	12,781	$639	$42,050	$78,042	$(2,229)	$118,502

Shares issued for stock option exercises	78	4	260	—	—	264
Restricted stock awards	12	1	(1)	—	—	—
Shares issued in connection with the employee stock purchase plan	6	—	109	—	—	109
Excess tax benefit related to stock options	—	—	93	—	—	93
Stock-based compensation	—	—	1,760	—	—	1,760
Dividends declared	—	—	—	(513)	—	(513)
Net income	—	—	—	6,432	—	6,432	6,432
Derivative valuation adjustment, net of tax of $106	—	—	—	—	197	197	197
Change in cumulative foreign currency translation adjustment	—	—	—	—	(196)	(196)	(196)
Balances, June 30, 2009	12,877	$644	$44,271	$83,961	$(2,228)	$126,648	$6,433

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in Thousands)

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,432	$11,458
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation (including capital lease amortization)	2,441	2,354
Amortization of purchased intangible assets	2,416	4,825
Amortization of capitalized debt issuance costs	141	114
Stock-based compensation	1,760	1,543
Deferred income tax benefit	(954)	(2,410)
Equity in earnings of joint ventures	(79)	(289)
Change in -
Restricted cash	—	386
Accounts receivable, net	4,374	1,237
Inventories	2,475	4,731
Prepaid expenses and other	1,540	(844)
Accounts payable	(4,407)	(5,086)
Customer advances	1,029	(2,859)
Accrued expenses and other liabilities	(4,797)	(3,347)

Net cash provided by operating activities	12,371	11,813

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,231)	(4,203)
Change in other non-current assets	23	31

Net cash used in investing activities	(2,208)	(4,172)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in Thousands)

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	(3,885)	—
Payment on term loan with French bank	—	(443)
Payment on Nord LB term loans	(438)	(542)
Borrowings on bank lines of credit, net	143	12,081
Payment of capital lease obligations	(102)	(216)
Payment of deferred debt issuance costs	(19)	(140)
Change in other long-tem liabilities	—	33
Net proceeds from issuance of common stock to employees and directors	373	240
Excess tax benefit related to exercise of stock options	93	132

Net cash provided by (used in) financing activities	(3,835)	11,145

EFFECTS OF EXCHANGE RATES ON CASH	106	553

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,434	19,339

CASH AND CASH EQUIVALENTS, beginning of the period	14,360	9,045

CASH AND CASH EQUIVALENTS, end of the period	$20,794	$28,384

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of the Company and its controlled subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  The equity method is used to account for our ownership in entities where we do not have a controlling interest.  All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, accrued expenses, and notes receivable are considered to approximate fair value due to the short-term nature of these instruments.  We estimate that a hypothetical 200 basis point increase in our LIBOR/EURIBOR basis borrowing spread would decrease the fair value of our long-term debt by approximately 5%.  The majority of the Company’s debt was incurred in connection with the acquisition of DYNAenergetics.

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

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It establishes a hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•	Level 1 — Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•	Level 2 — Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

SFAS 157 assigns the highest priority to Level 1 inputs and the lowest priority to Level 3 inputs.

As discussed in Note 6, the Company uses an interest rate swap agreement to mitigate interest rate risk on portions of its variable rate term loan debt.   The swap agreement is not exchange listed and is therefore valued with models that use Level 2 inputs.  The degree to which the Company’s credit worthiness impacts the value requires management judgment but as of June 30, 2009 and December 31, 2008, the impact of this assessment on the overall value of the outstanding interest rate swap was not significant and the Company’s valuation of the agreement is classified within Level 2 of the hierarchy.

Related Party Transactions

The Company has related party transactions with its unconsolidated joint ventures, as well as with the minority shareholder of one of its consolidated joint ventures.  A summary of related party balances as of June 30, 2009 and December 31, 2008 is summarized below:

	As of June 30, 2009			As of December 31, 2008
	Accounts	Accounts	Other	Accounts	Accounts	Other
	receivable from	payable to	long-term	receivable from	payable to	long-term
	and loan to	and loan from	loan from	and loan to	and loan from	loan from
Perfoline	$505	$17	$—	$449	$17	$—
DYNAenergetics RUS	1,228	—	—	1,582	—	—
Noncontrolling Interest Partner	520	7	344	580	—	303

Total	$2,253	$24	$344	$2,611	$17	$303

A summary of related party transactions for the three and six months ended June 30, 2009 and 2008 is summarized below:

	Three months ended		Three months ended
	June 30, 2009		June 30, 2008
		Interest		Interest
	Sales to	income from	Sales to	income from
Perfoline	$17	$10	$14	$13
DYNAenergetics RUS	692	—	1,137	—
Noncontrolling Interest Partner	146	—	460	—

Total	$855	$10	$1,611	$13

	Six months ended		Six months ended
	June 30, 2009		June 30, 2008
		Interest		Interest
	Sales to	income from	Sales to	income from
Perfoline	$57	$20	$47	$26
DYNAenergetics RUS	734	—	1,137	—
Noncontrolling Interest Partner	444	—	984	—

Total	$1,235	$20	$2,168	$26

Earnings Per Share

In 2008, the FASB issued FSP EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, and it became effective for the Company beginning January 1, 2009.  Under this standard, unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards (RSAs), are considered participating securities for purposes of calculating earnings per share (“EPS”).  Under the two-class method required by EITF 03-6-1, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.  This FSP requires retrospective applications for periods prior to the effective date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions.  The Company’s adoption of this FSP resulted in a $.01 per share reduction to the previously reported basic EPS  and no change to the diluted EPS for the three months ended June 30, 2008.  The adoption of this FSP resulted in a $.01 per share reduction to the previously reported basic EPS and diluted EPS for the six months ended June 30, 2008.

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2009			June 30, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$1,515			$6,210
Less income allocated to RSAs	31			97

Net income allocated to common stock for basic EPS calculation	$1,484	12,595,551	$0.12	$6,113	12,416,900	$0.49

Adjust shares for Dilutives:
Stock-based compensation plans		15,879			121,462

Diluted earnings per share:
Net income	$1,515			$6,210
Less income allocated to RSAs	31			96

Net income allocated to common stock for dilutive EPS calculation	$1,484	12,611,430	$0.12	$6,114	12,538,362	$0.49

	For the Six Months Ended			For the Six Months Ended
	June 30, 2009			June 30, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$6,432			$11,458
Less income allocated to RSAs	132			183

Net income allocated to common stock for basic EPS calculation	$6,300	12,570,640	$0.50	$11,275	12,406,210	$0.91

Adjust shares for Dilutives:
Stock-based compensation plans		30,520			133,370

Diluted earnings per share:
Net income	$6,432			$11,458
Less income allocated to RSAs	132			182

Net income allocated to common stock for dilutive EPS calculation	$6,300	12,601,160	$0.50	$11,276	12,539,580	$0.90

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements on January 1, 2009 and were required to be adopted simultaneously.  The adoption of these standards in 2009 did not have any impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements on January 1, 2009.  The adoption of SFAS No. 161 in 2009 did not have any impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, and APB 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim financial statements of publicly traded companies.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 in the second quarter of 2009 did not have any impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively.  The Company has adopted SFAS 165 in the periods ended June 30, 2009 and has evaluated for subsequent events through July 31, 2009, the issuance date of the Company’s consolidated financial statements.  No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the notes to the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

3.      INVESTMENT IN JOINT VENTURES

Operating results include the Company’s proportionate share of income from unconsolidated joint ventures, which are accounted for under the equity method.  These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company’s Oilfield Products business segment) include the following: (1) 65.19% interest in Perfoline, which is a Russian manufacturer of perforating gun systems and (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company’s oilfield products.  Due to certain noncontrolling interest veto rights that allow the noncontrolling interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements.  Investments in these joint ventures totaled $1,065 and $970 as of June 30, 2009 and December 31, 2008, respectively.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008 is as follows:

	June 30,	December 31,
	2009	2008
Current assets	$3,825	$4,667
Noncurrent assets	671	714
Total assets	$4,496	$5,381

Current liabilities	$1,530	$2,064
Noncurrent liabilities	657	830
Equity	2,309	2,487
Total liabilities and equity	$4,496	$5,381

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$1,676	$2,522	$2,782	$4,725
Operating income	$284	$617	$363	$788
Net income	$232	$549	$142	$535
Equity in earnings of joint ventures	$127	$273	$79	$289

4.      INVENTORY

The components of inventory are as follows at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Raw materials	$11,180	$11,610
Work-in-process	16,232	18,950
Finished goods	4,454	3,903
Supplies	682	837

	$32,548	$35,300

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2009:

		Accumulated
	Gross	Amortization	Net
Core technology	$23,514	$(1,910)	$21,604
Customer relationships	31,726	(5,729)	25,997
Trademarks / Trade names	2,561	(622)	1,939

Total intangible assets	$57,801	$(8,261)	$49,540

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2008:

		Accumulated
	Gross	Amortization	Net
Core technology	$23,596	$(1,327)	$22,269
Customer relationships	31,837	(3,980)	27,857
Trademarks / Trade names	2,570	(432)	2,138

Total intangible assets	$58,003	$(5,739)	$52,264

The decrease in the gross value of our purchased intangible assets from December 31, 2008 to June 30, 2009 is due to the impact of foreign currency translation.  The decrease in goodwill from $43,066 at December 31, 2008 to $42,434 at June 30, 2009 is also due to the impact of foreign currency translation.

6.      DEBT

Lines of credit consist of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Nord LB line of credit	$151	$—

Long-term debt consists of the following at June 30, 2009 and December 31, 2008:

	June 30,	December 31,
	2009	2008
Syndicated credit agreement term loan	$37,756	$40,500
Syndicated credit agreement Euro term loan	16,501	17,763
Nord LB 3,000 Euro term loan	1,896	2,326
Nord LB 500 Euro term loan	—	39

	56,153	60,628
Less current maturities	(10,543)	(14,450)

Long-term debt	$45,610	$46,178

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  As of June 30, 2009, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Swap Agreement

On November 17, 2008, the Company entered into a two-year interest rate swap agreement with an initial notional amount of $40,500 (decreasing to $33,750 in November 2009) that effectively converted the LIBOR based variable rate US borrowings under the syndicated credit agreement to a fixed rate of 4.87% (4.62% effective April 1, 2009 due to an improvement in the Company’s leverage ratio).  The Company had designated the swap agreement as an effective cash flow hedge with matched terms and, as a result, changes in the fair value of the swap agreement were recorded in other comprehensive income with the offset as a swap agreement asset or liability.  During the quarter ended June 30, 2009, the Company made an unanticipated repayment of $2,744 on its variable rate US borrowings and elected to de-designate this portion of the cash flow hedge.  Due to the resulting ineffectiveness of this portion of the cash flow hedge, the Company recorded an immaterial loss of less than $100 during the quarter ended June 30, 2009.  Future settlements and changes in the fair value related to the de-designated portion of the cash flow hedge will be recorded as realized and unrealized gains/losses on swap agreement within other income in the Company’s statement of operations.

The Company has recorded the fair value of its interest rate swap agreement as follows:

	June 30, 2009		December 31, 2008
Interest rate swap liability	Balance sheet location	Fair value	Balance sheet location	Fair value

Current portion	Accrued expenses	$839	Accrued expenses	$759
Long-term portion	Other long-term liabilities	299	Other long-term liabilities	647

		$1,138		$1,406

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

Segment information is presented for the three and six months ended June 30, 2009 and 2008 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended June 30, 2009:
Net sales	$31,604	$4,014	$2,201	$37,819
Depreciation and amortization	$1,435	$857	$115	$2,407
Income from operations	$4,601	$(906)	$306	$4,001
Equity in earnings of joint ventures	$—	$127	$—	127
Unallocated amounts:
Stock-based compensation				(962)
Other income				191
Interest expense				(867)
Interest income				38

Consolidated income before income taxes				$2,528

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended June 30, 2008:
Net sales	$52,996	$7,922	$2,265	$63,183
Depreciation and amortization	$2,660	$937	$108	$3,705
Income from operations	$9,815	$616	$585	$11,016
Equity in earnings of joint ventures	$—	$273	$—	273
Unallocated amounts:
Stock-based compensation				(879)
Other income				189
Interest expense				(1,471)
Interest income				99

Consolidated income before income taxes				$9,227

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the six months ended June 30, 2009:
Net sales	$75,076	$8,048	$4,454	$87,578
Depreciation and amortization	$2,925	$1,704	$228	$4,857
Income from operations	$14,012	$(1,600)	$681	$13,093
Equity in earnings of joint ventures	$—	$79	$—	79
Unallocated amounts:
Stock-based compensation				(1,760)
Other income				74
Interest expense				(1,769)
Interest income				104

Consolidated income before income taxes				$9,821

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the six months ended June 30, 2008:
Net sales	$104,638	$12,373	$4,565	$121,576
Depreciation and amortization	$5,044	$1,919	$216	$7,179
Income from operations	$19,799	$50	$1,222	$21,071
Equity in earnings of joint ventures	$—	$289	$—	289
Unallocated amounts:
Stock-based compensation				(1,543)
Other income				41
Interest expense				(2,734)
Interest income				323

Consolidated income before income taxes				$17,447

During the three months ended June 30, 2009, sales to one customer represented approximately $3,912 (10.3%) of total net sales.  During the six months ended June 30, 2009, no sales to any one customer accounted for more than 10% of total sales.  During the three and six months ended June 30, 2008, no sales to any one customer accounted for more than 10% of total net sales.

8.         COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and six months ended June 30, 2009 and 2008 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income for the period	$1,515	$6,210	$6,432	$11,458
Interest rate swap valuation adjustment, net of tax	160	195	197	(90)
Foreign currency translation adjustment	5,722	(148)	(196)	7,109

Comprehensive income	$7,397	$6,257	$6,433	$18,477

Other cumulative comprehensive loss as of June 30, 2009 and December 31, 2008 consisted of the following:

	June 30,	December 31,
	2009	2008
Currency translation adjustment	$(1,539)	$(1,343)
Interest rate swap valuation adjustment, net of tax of $398 and $520, respectively	(689)	(886)

	$(2,228)	$(2,229)

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding.  For the six months ended June 30, 2009, Explosive Metalworking accounted for 86% of our net sales and 107% of our income from continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 9% and 5%, respectively, of our first half 2009 net sales.

Our net sales for the six months ended June 30, 2009 decreased by $33,998 (28.0%) compared to the first six months of 2008, reflecting year-to-year net sales decreases of $29,562 (28.3%), $4,325 (35.0%), and $111 (2.4%) for our Explosive Metalworking, Oilfield Products, and AMK Welding segments, respectively.  The sales decrease of approximately $34 million includes a sales volume decrease of approximately $26.4 million and an unfavorable foreign exchange translation adjustment of approximately $7.6 million on our European sales relating to the increased value of the U.S. dollar against the Euro.  Income from operations decreased 42% to $11,333 in the first six months of 2009 from $19,528 in the first six months of 2008.  This $8,195 decrease reflects declines in Explosive Metalworking’s, Oilfield Products’, and AMK Welding’s operating income of $5,787, $1,650, and $541, respectively, and a $217 increase in stock-based compensation expense.  Our net income decreased by 43.9% to $6,432 for the six months ended June 30, 2009 from $11,458 in the same period of 2008.

Impact of Current Economic Situation on the Company

The Company was only minimally impacted in 2008 by the global economic slowdown.    However, during the first half of 2009, we have seen a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-weld clad plate market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.    Despite the slowdown we have already seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains healthy and we continue to track an extensive list of large infrastructure projects. While timing of new order inflow remains difficult to predict, we believe that our Explosive Metalworking segment is well-positioned to benefit as global economic conditions improve.

As a result of the 28% decline in our net sales during the first half of 2009 and the decrease in our Explosive Metalworking backlog from $97,247 at December 31, 2008 to $57,090 at June 30, 2009, we now expect our consolidated net sales in 2009 to decrease approximately 28% to 32% (previous guidance was for a decrease of 17% to 23%) from the amount we achieved in 2008.

In light of the slowdown in order inflow that we are experiencing, we have deferred some of our previous planned capital expenditures and are continuing to carefully manage expenses.  We generated cash flow from operations of $12,371 during the first half of 2009 and expect to generate positive cash flow from operations during the second half of 2009.

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

Oilfield Products’ revenues are generated principally from sales of shaped charges, detonators and detonating cord, bi-directional boosters and perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

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

Income taxes

Our effective income tax rate increased slightly to 34.5% for the first half of 2009 from 34.3% for the same period of 2008.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our full year 2009 effective tax rate on our projected consolidated pre-tax income to range between 34% and 35%.

Backlog

We use backlog as a primary means of measuring the immediate outlook for our business.  We define “backlog” at any given point in time as consisting of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized.

Our backlog with respect to the Explosive Metalworking segment decreased to $57,090 at June 30, 2009 from $97,247 at December 31, 2008 and $74,174 at March 31, 2009.  As a result of the lower sales that we reported during the first half of the 2009 and this significant decline in backlog that reflects a slow down in new order inflow during the first half of year, we are now forecasting that our consolidated net sales for fiscal 2009 will decline approximately 28% to 32% from those reported in fiscal 2008.  We anticipate this sales decline because of uncertainty associated with current global economic conditions, the slowdown we have already seen in the chemical, petrochemical, and hydrometallurgy sectors, and the difficulty in predicting the timing of large orders that we continue to quote.

Three and Six Months Ended June 30, 2009 Compared to Three and Six Months Ended June 30, 2008

Net sales

	Three Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Net sales	$37,819	$63,183	$(25,364)	(40.1)%

	Six Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Net sales	$87,578	$121,576	$(33,998)	(28.0)%

Net sales for the second quarter of 2009 decreased 40.1% to $37,819 from $63,183 in the second quarter of 2008.  Explosive Metalworking sales decreased 40.4% to $31,604 in the three months ended June 30, 2009 (84% of total sales) from $52,996 in the same period of 2008 (84% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves and includes approximately $3.0 million of unfavorable foreign exchange translation adjustments.

Oilfield Products contributed $4,014 to second quarter 2009 sales (10% of total sales), which represents a 49.3% decrease from sales of $7,922 in the second quarter of 2008 (12% of total sales).  The $3,908 decline in sales reflects a significant volume decrease as well as approximately $1.0 million in unfavorable foreign exchange adjustments.

AMK Welding contributed $2,201 to second quarter 2009 sales (6% of total sales), which represents a 2.8% decrease from sales of $2,265 in the second quarter of 2008 (4% of total sales).

Net sales for the first half of 2009 decreased 28.0% to $87,578 from $121,576 in the first half of 2008.  Explosive Metalworking sales decreased 28.3% to $75,076 in the six months ended June 30, 2009 (86% of total sales) from $104,638 in the same period of 2008 (86% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves and includes approximately $6.0 million of unfavorable foreign exchange translation adjustments.

Oilfield Products contributed $8,048 to first half of 2009 sales (9% of total sales), which represents a 35.0% decrease from sales of $12,373 in the first half of 2008 (10% of total sales).  The $4,325 decline in sales reflects both a volume decrease and a negative impact of approximately $1.6 million from unfavorable foreign exchange adjustments.

AMK Welding contributed $4,454 to first half of 2009 sales (5% of total sales), which represents a 2.4% decrease from sales of $4,565 in the first half of 2008 (4% of total sales).

Gross profit

	Three Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Gross profit	$9,154	$19,049	$(9,895)	(51.9)%
Consolidated gross profit margin rate	24.2%	30.1%

	Six Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Gross profit	$24,482	$36,760	$(12,278)	(33.4)%
Consolidated gross profit margin rate	28.0%	30.2%

Gross profit decreased by 51.9% to $9,154 for the three months ended June 30, 2009 from $19,049 for the three months ended June 30, 2008. Our second quarter 2009 consolidated gross profit margin rate decreased to 24.2% from 30.1% in the second quarter of 2008.  For the six months ended June 30, 2009, gross profit decreased to $24,482 from $36,760 for the same period of 2008.  Our year to date consolidated gross profit margin rate decreased to 28.0% from 30.2% for the first six months of 2008.

The gross profit margin rate for Explosive Metalworking decreased from 29.7% in the second quarter of 2008 to 25.5% in the second quarter of 2009.  The decreased second quarter 2009 gross profit margin rate for Explosive Metalworking relates entirely to our European cladding operations where the gross margin rate for the quarter was 37% lower than the gross margin rate reported in the second quarter of 2008 on a year to year sales decline of 35%.  Our U.S. clad division was able to report a slightly higher gross margin rate in the second quarter of 2009 versus the comparable period of 2008 despite a 45% drop in sales.  Our year to date gross profit margin rate for Explosive Metalworking decreased to 29.2% from 30.2%.  Historically, gross margins for our European explosion welding divisions have been lower than those reported by our U.S. division due to less efficient fixed manufacturing cost structures associated with our smaller European facilities.  The gap between our U.S. and European gross margins has widened this year as a result of the sales declines we have experienced and a more competitive pricing environment in certain of the markets served by our European divisions.  We are taking steps to reduce fixed manufacturing overhead costs at all of our facilities but the benefit of these actions will not be fully reflected in our gross margin performance until 2010 and will likely be muted by the expected continuation of a very competitive pricing environment.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates during the remainder of 2009 that result from anticipated fluctuations in quarterly sales volume and changes in product mix. Due largely to the expected decline in sales during the second half of 2009 from those reported in the first half of the year and resultant less favorable absorption of fixed manufacturing overhead expenses, we currently expect second half 2009 gross margins for Explosive Metalworking to be in a range of 21% to 23% and full year gross margins to be in a range of 25% to 27%.

Oilfield Products reported a gross profit margin rate of 17.7% for the second quarter of 2009 compared to a gross profit margin rate of 33.6% for the second quarter of 2008.  Oilfield Products reported a gross profit margin rate of 21.2% for the first half of 2009 compared to a gross profit margin rate of 30.6% for the first half of 2008. The large decrease in Oilfield Products’ second quarter and first half gross margin relate principally to second quarter and year to date sales declines of 49.3% and 35.0%, respectively, and resultant less favorable absorption of fixed manufacturing overhead expenses but also include the impact of non-recurring costs associated with the relocation of certain production activities during the second quarter and changes in product/customer mix. We expect incremental improvement in this segment’s quarterly sales and gross margin performance during the third and fourth quarters of 2009 and expect Oilfield Products to report a gross margin in the range of 28% to 30% for the full year 2009.

The gross profit margin rate for AMK Welding decreased to 23.7% in the second quarter of 2009 from 34.3% in the second quarter of 2008. The gross profit margin rate for AMK Welding decreased to 24.9% in the first six months of 2009 from 35.3% in the first six months of 2008.  The decrease in AMK Welding’s gross margin relates principally to an increase in manufacturing overhead associated with internal and external engineering and product development expenses as AMK seeks to expand both its service offerings and customer base.  We expect modest improvement in AMK Welding’s sales during the second half of 2009 from those reported in the first half of the year and expect this segment to report a full year gross margin in the range of 28% to 30%.

General and administrative expenses

	Three Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
General & administrative expenses	$3,043	$3,815	$(772)	(20.2)%
Percentage of net sales	8.0%	6.0%

	Six Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
General & administrative expenses	$6,569	$6,933	$(364)	(5.3)%
Percentage of net sales	7.5%	5.7%

General and administrative expenses decreased by $772, or 20.2%, to $3,043 in the second quarter of 2009 from $3,815 in the second quarter of 2008.  This decrease includes a $224 decrease in accrued incentive compensation, a $105 decrease in salary expense associated principally with increased utilization of accrued vacation time carried over from prior years that more than offset the impact of annual salary adjustments, a decrease of $76 in legal, audit and consulting expenses, and a net decrease of $367 in all other expenses categories that reflects the impact of tight controls over discretionary spending as well as certain non-recurring professional service fees that we incurred in 2008 relating to the integration of DYNAenergetics. The $772 decrease in total general and administrative expenses also reflects the positive effect of $230 in favorable foreign exchange translation adjustments.  As a percentage of net sales, general and administrative expenses increased to 8.0% in the second quarter of 2009 from 6.0% in the second quarter of 2008.

General and administrative expenses for the six months ended June 30, 2009 totaled $6,569 compared to $6,933 for the same period of 2008. General and administrative expenses of our European divisions decreased by $266, or 8.7%, as a result of a 5.5% increase in net expenses as measured in Euros being offset by $393 in favorable foreign exchange translation adjustments.  Our U.S. general and administrative expenses decreased by $98 or 2.5%.  As a percentage of net sales, general and administrative expenses increased to 7.5% in the first half of 2009 from 5.7% in the first half of 2008.

Selling expenses

	Three Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Selling expenses	$1,840	$2,633	$(793)	(30.1)%
Percentage of net sales	4.9%	4.2%

	Six Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Selling expenses	$4,164	$5,474	$(1,310)	(23.9)%
Percentage of net sales	4.8%	4.5%

Selling expenses, which include sales commissions of $425 in 2009 and $598 in 2008, decreased by 30.1% to $1,840 in the second quarter of 2009 from $2,633 in the second quarter of 2008.  The $793 decrease in our consolidated selling expenses includes decreased selling expenses of $427 and $366 at our European and U.S. divisions, respectively.  The decrease in European selling expenses relates principally to staff reductions within our European explosion welding divisions and also includes $174 of favorable foreign exchange translation adjustments. The $366 decrease in our U.S. selling expenses reflects decreased sales commissions of $174, a $90 decrease in bad debt expense, a $93 decrease in accrued incentive compensation and a $90 reduction in business development, advertising and promotional expenses that were partially offset by a $64 increase in salary expense and a net increase of $17 in other spending categories. As a percentage of net sales, selling expenses increased to 4.9% in the second quarter of 2009 from 4.2% in the second quarter of 2008.

Selling expenses decreased by 23.9% to $4,164 in the first half of 2009 from $5,474 in the same period of 2008.  These selling expenses include sales commissions of $808 and $1,052 for 2009 and 2008, respectively.  The $1,310 decrease in our consolidated selling expenses includes decreased year to date selling expenses of $1,101 and $209 at our European and U.S. divisions, respectively. The decrease in European selling expenses relates principally to staff reductions within our European explosion welding divisions and non-recurring expenses in the first quarter of 2008 relating to the termination of contracts with former sales agents and also includes $396 of favorable foreign exchange translation adjustments. The $209 decrease in our U.S. selling expenses reflects decreased sales commissions of $67, a $52 decrease in bad debt expense, a $98 decrease in accrued incentive compensation, a $32 decrease in travel expenses and a $174 reduction in business development, advertising and promotional expenses that were partially offset by a $139 increase in salary expense, a $47 increase in stock-based compensation and a net increase of $28 in other spending categories.  As a percentage of net sales, selling expenses increased to 4.8% in the first half of 2009 from 4.5% in the first half of 2008.

Amortization expenses

	Three Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Amortization expense of purchased intangible assets	$1,232	$2,464	$(1,232)	(50.0)%
Percentage of net sales	3.3%	3.9%

	Six Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Amortization expense of purchased intangible assets	$2,416	$4,825	$(2,409)	(49.9)%
Percentage of net sales	2.8%	4.0%

Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics.  Amortization expense for the three months ended June 30, 2009 includes $854, $285 and $93 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the three months ended June 30, 2008 includes $1,050, $981, $327 and $106 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively.

Amortization expense for the six months ended June 30, 2009 includes $1,675, $559 and $182 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the six months ended June 30, 2008 includes $2,055, $1,921, $640 and $209 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively.  The value assigned to order backlog was fully amortized during the first six months of 2008.  Amortization expense variances for the other categories of purchased intangible assets relate to foreign exchange translation adjustments.  Amortization expense for 2009 (as measured in Euros) is expected to approximate €905 per quarter for the remaining two quarters of 2009 and is expected to remain at this level for most of calendar year 2010.

Operating income

	Three Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Operating income	$3,039	$10,137	$(7,098)	(70.0)%

	Six Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Operating income	$11,333	$19,528	$(8,195)	(42.0)%

Income from operations (“operating income”) decreased by 70% to $3,039 in the second quarter of 2009 from $10,137 in the second quarter of 2008.  For the first six months of 2009 operating income decreased by 42% to $11,333 from $19,528 for the first six months of 2008.

Explosive Metalworking reported operating income of $4,601 in the second quarter of 2009 as compared to $9,815 in the second quarter of 2008.  This 53.1% decrease in Explosive Metalworking operating income is largely attributable to the 40.4% decrease in net sales discussed above.  Explosive Metalworking reported operating income of $14,012 in the first half of 2009 as compared to $19,799 in the first half of 2008.  This 29.2% decrease in Explosive Metalworking operating income is largely attributable to the 28.3% decrease in net sales discussed above.

Oilfield Products reported an operating loss of $906 for the second quarter of 2009 as compared to operating income of $616 for the second quarter of 2008.  For the first half of 2009, Oilfield Products reported an operating loss of $1,600 as compared to operating income of $50 for the first half of 2008.

AMK Welding reported operating income of $306 for the three months ended June 30, 2009 as compared to $585 for the same period of 2008.  AMK Welding reported operating income of $681 for the first six months of 2009 as compared to $1,222 for the fist six months of 2008.

Operating income for the three and six months ended June 30, 2009 includes $962 and $1,760, respectively, of stock-based compensation compared to stock-based compensation expense for the three and six months ended June 30, 2008 of $879 and $1,543, respectively.  This expense is not allocated to our business segments and thus is not included in the above first quarter operating income or loss totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Interest income (expense), net

	Three Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Interest income (expense), net	$(829)	$(1,372)	$543	(39.6)%

	Six Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Interest income (expense), net	$(1,665)	$(2,411)	$746	(30.9)%

We recorded net interest expense of $829 in the three months ended June 30, 2009 compared to net interest expense of $1,372 in the same time period of 2008.  We recorded net interest expense of $1,665 in the first half of 2009 compared to net interest expense of $2,411 in the first half of 2008.  This decrease in net interest expense reflects term debt reductions and lower interest rates.

Income tax provision

	Three Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Income tax provision	$1,013	$3,017	$(2,004)	(66.4)%
Effective tax rate	40.1%	32.7%

	Six Months Ended
	June 30,			Percentage
	2009	2008	Change	Change
Income tax provision	$3,389	$5,989	$(2,600)	(43.4)%
Effective tax rate	34.5%	34.3%

We recorded an income tax provision of $1,013 in the second quarter of 2009 compared to $3,017 in the second quarter of 2008.  The effective tax rate increased to 40.1% in the second quarter of 2009 from 32.7% in the second quarter of 2008.  The income tax provisions for the three months ended June 30, 2009 and 2008 include $1,054 and $2,609, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the DYNAenergetics and Dynaplat divisions and related holding companies in Germany and Luxembourg.

For the six month ended June 30, 2009, we recorded and income tax provision of $3,389 compared to $5,989 in the same period of 2008.  The effective tax rate increased to 34.5% in the first half of 2009 from 34.3% in the first half of 2008.  The income tax provisions for the six months ended June 30, 2009 and 2008 include $3,176 and $5,560, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the DYNAenergetics and Dynaplat divisions and related holding companies in Germany and Luxembourg.  Our blended effective tax rate for 2009 is expected to range from 34% to 35% based on projected consolidated pre-tax income.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  In connection with the acquisition of DYNAenergetics, we entered into a five-year syndicated credit agreement.  The credit agreement, which provided term loans of $45,000 and 14,000 Euros and revolving credit loan availability of $25,000 and 7,000 Euros, is through a syndicate of seven banks.  The credit facility in the approximate amount of $100,000 expires on November 16, 2012.  As of June 30, 2009, term loans of $37,756 and 11,746 Euros ($16,501) were outstanding under the credit facility and an additional $1,896 was outstanding under term loan obligations of DYNAenergetics.  We had no outstanding revolving credit borrowings under our syndicated credit agreement as of June 30, 2009 and had $151 outstanding under separate DYNAenergetics’ line of credit agreements as of that date.  While we had approximately $40,800 of unutilized revolving credit loan capacity  as of June 30, 2009  under  our various credit facilities, future borrowings are subject to compliance with financial covenants that could limit availability.

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

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, use of cash for acquisitions, and maintenance of specified financial ratios.  As of June 30, 2009, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2008.

Cash flows from operating activities

Net cash flows provided by operating activities for the first half of 2009 totaled $12,371.  Significant sources of operating cash flow included net income of $6,432, non-cash depreciation and amortization expense of $4,998, stock-based compensation of $1,760 and net positive changes in various components of working capital in the amount of $214.  These sources of operating cash flow were partially offset by a deferred income tax benefit of $954.  Net positive changes in working capital included decreases in accounts receivable, inventories and prepaid expenses of $4,374, $2,475 and $1,540, respectively, and an increase in customer advances of $1,029.  These positive changes in working capital were almost entirely offset by decreases in accounts payable and accrued expenses of $4,407 and $4,797, respectively.

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

Cash flows from investing activities

Net cash flows used by investing activities for the first six months of 2009 totaled $2,208 and consisted almost entirely of capital expenditures.

Net cash flows used by investing activities for the first six months of 2008 totaled $4,172 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the first half of 2009 were $3,835, which consisted primarily of $3,885 in required prepayments of term loans under our syndicated credit agreement from excess cash flow that we generated in fiscal year 2008, $438 in principal payments on Nord LB term loans and payment on capital lease obligations of $102.  These uses of cash flow were slightly offset by net borrowings on bank lines of credit of $143 and $373 in net proceeds from the issuance of common stock relating to the exercise of stock options.

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

Payment of Dividends

On June 8, 2009, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on July 15, 2009.  The dividend totaled $513 and was payable to shareholders of record as of June 30, 2009. We paid an annual cash dividend in 2008 of $0.15 per share.

We may continue to pay quarterly dividends in the future subject to capital availability and periodic determinations that cash dividends are in compliance with our debt covenants and are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance, changes in federal income tax laws, or any other factors that our board of directors deems relevant.  Any decision to pay cash dividends is and will continue to be at the discretion of board of directors.

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

Effective January 1, 2009 we will account for business acquisitions in accordance with SFAS No. 141 (Revised), Business Combinations (“SFAS 141R”).  SFAS 141R, which applies prospectively to business acquisitions with a closing date following the effective date, significantly changes the financial accounting and reporting of business combinations.

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

Our impairment testing in the fourth quarter of 2008 did not result in a determination that any of our goodwill was impaired; however, the passing margin of the first step of our goodwill impairment testing relative to the Oilfield Products reporting unit as of December 31, 2008 was minimal (estimated fair value was less than 10% greater than the carrying value).  Future impairment is possible and will occur if (i) the unit’s operating results underperform what we have estimated or (ii) additional volatility of the capital markets cause us to raise the 16 percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  We did not observe any indicators in the quarter ended June 30, 2009 that would necessitate interim impairment testing of goodwill.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Accounting and Reporting of Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51. These new standards significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements on January 1, 2009 and were required to be adopted simultaneously.  The adoption of these standards in 2009 did not have any impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements on January 1, 2009.  The adoption of SFAS No. 161 in 2009 did not have any impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board Opinion (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”). The FSP amends FAS 107, Disclosures about Fair Value of Financial Instruments, and APB 28, Interim Financial Reporting, to require disclosures about fair value of financial instruments for interim financial statements of publicly traded companies.  FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009.  The adoption of FSP FAS 107-1 in the second quarter of 2009 did not have any impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively.  The Company has adopted SFAS 165 in the periods ended June 30, 2009 and has evaluated for subsequent events through July 31, 2009, the issuance date of the Company’s consolidated financial statements.  No recognized or non-recognized subsequent events were noted.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.  SFAS 168 will become the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants (“AICPA”), Emerging Issues Task Force (“EITF”), and related accounting literature.  SFAS 168 reorganizes the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange

Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  This will have an impact on the notes to the Company’s financial statements since all future references to authoritative accounting literature will be references in accordance with SFAS 168.

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

As of June 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.  There have been no changes in the Company’s internal controls during the quarter ended June 30, 2009 or in other factors that could materially affect the Company’s internal controls over financial reporting.

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

During the fourth quarter of 2008 and first half of 2009, we have seen a slowdown in our Explosive Metalworking sales to some of the markets we serve and anticipate our sales to decrease by approximately 28% to 32% for the full year in 2009 from the amount we achieved in 2008.  The explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Indeed, we have already seen a slowdown in the chemical, petrochemical and hydrometallurgy sectors.  An economic slowdown in one or all of these industries—whether due to traditional cyclicality, general economic conditions or other factors—could impact capital expenditures within the industry.  If demand from such industries were to decline or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

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

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on June 4, 2009.  At the Annual Meeting, the stockholders of the Company (i) elected the persons listed below to serve as directors of the Company until the 2010 Annual Meeting of Stockholders (ii) approved the Company’s Short Term Incentive Plan and (iii) ratified the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

The Company had 12,751,127 shares of Common Stock outstanding as of April 13, 2009, the record date for the Annual Meeting.  At the Annual Meeting, holders of a total of 11,511,637 shares of Common Stock were present in person or represented by proxy.  The following sets forth information regarding the results of the voting at the Annual Meeting:

Proposal 1

	Shares Voted	Shares
Election of Directors	“For”	Withheld

Dean K. Allen	9,213,676	2,297,961
Yvon Pierre Cariou	11,288,703	222,934
Bernard Hueber	9,132,739	2,378,898
Gerard Munera	9,248,054	2,263,583
Richard P. Graff	11,187,117	324,520
Rolf Rospek	10,719,258	792,379

Proposal 2                     To approve the Company’s Short Term Incentive Plan

Shares Voted	Shares Voted	Shares Voted
“For”	“Against”	“Abstain”	Non-votes

7,435,676	385,832	12,567	3,677,562

Proposal 3                     To ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009.

Shares Voted	Shares Voted	Shares Voted
“For”	“Against”	“Abstain”

11,295,229	140,022	76,386

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: July 31, 2009	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)