Form 10-Q
period 2009-09-30
DYNAMIC MATERIALS CORP
filed 2009-10-30
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

The number of shares of Common Stock outstanding was 12,886,890 as of October 30, 2009.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I, Item 1- Condensed Consolidated Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3 - Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 1A — Risk Factors. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections, guidance and other statements regarding our expected financial position and operating results, our business strategy, our financing plans and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2009	2008
	(unaudited)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,031	$14,360
Accounts receivable, net of allowance for doubtful accounts of $599 and $614, respectively	21,945	34,719
Inventories	32,565	35,300
Prepaid expenses and other	2,150	2,956
Related party receivable and loan	2,626	2,611
Current deferred tax assets	1,867	1,103

Total current assets	91,184	91,049

PROPERTY, PLANT AND EQUIPMENT	62,473	58,454
Less - Accumulated depreciation	(21,705)	(17,997)

Property, plant and equipment, net	40,768	40,457

GOODWILL, net	44,045	43,066

PURCHASED INTANGIBLE ASSETS, net	50,137	52,264

DEFERRED TAX ASSETS	344	331

OTHER ASSETS, net	1,259	1,449

INVESTMENT IN JOINT VENTURES	1,182	970

TOTAL ASSETS	$228,919	$229,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	September 30,	December 31,
	2009	2008
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,403	$15,402
Accrued expenses	4,717	6,605
Dividend payable	515	—
Accrued income taxes	72	846
Accrued employee compensation and benefits	4,501	5,579
Customer advances	3,039	2,685
Related party accounts payable	28	17
Current maturities on long-term debt	10,690	14,450
Current portion of capital lease obligations	116	163

Total current liabilities	33,081	45,747

LONG-TERM DEBT	45,957	46,178

CAPITAL LEASE OBLIGATIONS	259	336

DEFERRED TAX LIABILITIES	15,909	16,833

OTHER LONG-TERM LIABILITIES - RELATED PARTY	366	303

OTHER LONG-TERM LIABILITIES	1,178	1,687

Total liabilities	96,750	111,084

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $.05 par value; 25,000,000 shares authorized; 12,877,306 and 12,780,877 shares issued and outstanding, respectively	644	639
Additional paid-in capital	45,165	42,050
Retained earnings	84,541	78,042
Other cumulative comprehensive income (loss)	1,819	(2,229)

Total stockholders’ equity	132,169	118,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$228,919	$229,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
NET SALES	$34,690	$52,380	$122,268	$173,957
COST OF PRODUCTS SOLD	25,936	35,355	89,032	120,171
Gross profit	8,754	17,025	33,236	53,786
COSTS AND EXPENSES:
General and administrative expenses	2,749	3,679	9,318	10,612
Selling expenses	2,212	2,611	6,376	8,085
Amortization expense of purchased intangible assets	1,293	1,363	3,709	6,188
Total costs and expenses	6,254	7,653	19,403	24,885
INCOME FROM OPERATIONS	2,500	9,372	13,833	28,901
OTHER INCOME (EXPENSE):
Other income (expense), net	(633)	(268)	(560)	(227)
Interest expense	(752)	(1,469)	(2,521)	(4,203)
Interest income	41	153	145	477
Equity in earnings (losses) of joint ventures	91	(19)	170	270
INCOME BEFORE INCOME TAXES	1,247	7,769	11,067	25,218
INCOME TAX PROVISION	151	546	3,540	6,535
NET INCOME	$1,096	$7,223	$7,527	$18,683
INCOME PER SHARE:
Basic	$0.09	$0.57	$0.59	$1.48
Diluted	$0.08	$0.57	$0.58	$1.47

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	12,632,406	12,463,060	12,597,023	12,426,369
Diluted	12,645,500	12,556,320	12,621,970	12,546,743

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$—	$0.08	$0.15

The accompanying notes are in integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income (loss)	Total	for the Period
Balances, December 31, 2008	12,781	$639	$42,050	$78,042	$(2,229)	$118,502

Shares issued for stock option exercises	78	4	260	—	—	264
Restricted stock awards	12	1	(1)	—	—	—
Shares issued in connection with the employee stock purchase plan	6	—	109	—	—	109
Excess tax benefit related to stock options	—	—	90	—	—	90
Stock-based compensation	—	—	2,657	—	—	2,657
Dividends	—	—	—	(1,028)	—	(1,028)
Net income	—	—	—	7,527	—	7,527	7,527
Derivative valuation adjustment, net of tax of $172	—	—	—	—	301	301	301
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,747	3,747	3,747
Balances, September 30, 2009	12,877	$644	$45,165	$84,541	$1,819	$132,169	$11,575

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in Thousands)

(unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,527	$18,683
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation (including capital lease amortization)	3,701	3,621
Amortization of purchased intangible assets	3,709	6,188
Amortization of capitalized debt issuance costs	215	210
Stock-based compensation	2,657	2,363
Deferred income tax benefit	(1,875)	(2,735)
Equity in earnings of joint ventures	(170)	(270)
Change in -
Accounts receivable, net	13,632	7,631
Inventories	3,334	262
Prepaid expenses and other	496	(2,549)
Accounts payable	(5,980)	(3,771)
Customer advances	246	218
Accrued expenses and other liabilities	(4,078)	(5,046)

Net cash provided by operating activities	23,414	24,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,238)	(7,325)
Change in other non-current assets	42	50

Net cash used in investing activities	(3,196)	(7,275)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in Thousands)

	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	(3,912)	—
Payment on term loan with French bank	—	(441)
Payment on Nord LB term loans	(653)	(810)
Borrowings on bank lines of credit, net	—	7,247
Payment of capital lease obligations	(132)	(308)
Payment of dividends	(513)	(1,894)
Payment of deferred debt issuance costs	(58)	(167)
Net proceeds from issuance of common stock to employees and directors	373	333
Excess tax benefit related to exercise of stock options	90	9

Net cash provided by (used in) financing activities	(4,805)	3,969

EFFECTS OF EXCHANGE RATES ON CASH	258	(36)

NET INCREASE IN CASH AND CASH EQUIVALENTS	15,671	21,463

CASH AND CASH EQUIVALENTS, beginning of the period	14,360	9,045

CASH AND CASH EQUIVALENTS, end of the period	$30,031	$30,508

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  Based upon the 150 basis point increase in our LIBOR/EURIBOR basis borrowing spread negotiated in the October 21, 2009 amendment to our credit agreement (see Note 6), we believe the fair value of our long-term debt is approximately 5% less than its carrying value at September 30, 2009.  The majority of the Company’s debt was incurred in connection with the acquisition of DYNAenergetics.

Additionally, the Company has an interest rate swap agreement (see Note 6), which is recorded at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs.

The Company’s interest rate swap agreement is not exchange listed and is therefore valued with models that use Level 2 inputs.  The degree to which the Company’s credit worthiness impacts the value requires management judgment but as of September 30, 2009 and December 31, 2008, the impact of this assessment on the overall value of the outstanding interest rate swap was not significant and the Company’s valuation of the agreement is classified within Level 2 of the hierarchy.

Related Party Transactions

The Company has related party transactions with its unconsolidated joint ventures, as well as with the minority shareholder of one of its consolidated joint ventures.  A summary of related party balances as of September 30, 2009 and December 31, 2008 is summarized below:

	As of September 30, 2009			As of December 31, 2008
	Accounts	Accounts	Other	Accounts	Accounts	Other
	receivable from	payable to	long-term	receivable from	payable to	long-term
	and loan to	and loan from	loan from	and loan to	and loan from	loan from
Perfoline	$483	$18	$—	$449	$17	$—
DYNAenergetics RUS	1,273	—	—	1,582	—	—
Minority Interest Partner	870	10	366	580	—	303

Total	$2,626	$28	$366	$2,611	$17	$303

A summary of related party transactions for the three and nine months ended September 30, 2009 and 2008 is summarized below:

	Three Months Ended		Three Months Ended
	September 30, 2009		September 30, 2008
		Interest		Interest
	Sales to	income from	Sales to	income from
Perfoline	$3	$12	$115	$11
DYNAenergetics RUS	366	—	1,008	—
Minority Interest Partner	301	—	547	—

Total	$670	$12	$1,670	$11

	Nine Months Ended		Nine Months Ended
	September 30, 2009		September 30, 2008
		Interest		Interest
	Sales to	income from	Sales to	income from
Perfoline	$59	$31	$162	$37
DYNAenergetics RUS	1,100	—	2,145	—
Minority Interest Partner	745	—	1,531	—

Total	$1,904	$31	$3,838	$37

Earnings Per Share

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards (RSAs), are considered participating securities for purposes of calculating earnings per share (“EPS”) and require the use of the two class method for calculating EPS.  Under this method a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.  The Company was required to adopt this method on January 1, 2009 retrospectively for periods prior to the adoption date and as a result, all prior period earnings per share data presented herein have been adjusted to conform to these provisions.  The Company’s adoption of this method resulted in a $.01 per share reduction to the previously reported basic EPS and no change to the diluted EPS for the three months ended September 30, 2008.  The adoption of this method resulted in a $.02 per share reduction to the previously reported basic EPS and diluted EPS for the nine months ended September 30, 2008.

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2009			September 30, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$1,096			$7,223
Less income allocated to RSAs	22			112

Net income allocated to common stock for EPS calculation	$1,074	12,632,406	$0.09	$7,111	12,463,060	$0.57

Adjust shares for Dilutives:
Stock-based compensation plans		13,094			93,260

Diluted earnings per share:
Net income	$1,096			$7,223
Less income allocated to RSAs	22			112

Net income allocated to common stock for EPS calculation	$1,074	12,645,500	$0.08	$7,111	12,556,320	$0.57

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2009			September 30, 2008
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$7,527			$18,683
Less income allocated to RSAs	148			295

Net income allocated to common stock for EPS calculation	$7,379	12,597,023	$0.59	$18,388	12,426,369	$1.48

Adjust shares for Dilutives:
Stock-based compensation plans		24,947			120,374

Diluted earnings per share:
Net income	$7,527			$18,683
Less income allocated to RSAs	148			292

Net income allocated to common stock for EPS calculation	$7,379	12,621,970	$0.58	$18,391	12,546,743	$1.47

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations and the accounting for noncontrolling interests.  This new guidance significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements on January 1, 2009.  The adoption of this guidance in 2009 did not have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued authoritative guidance on the disclosures about derivative instruments and hedging activities.  This guidance requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements on January 1, 2009.  The adoption of this guidance in 2009 did not have any impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of financial instruments for interim financial statements of publicly traded companies.  This guidance became effective for interim reporting periods ending after June 15, 2009 and the adoption of it in the second quarter of 2009 did not have any impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively.  The Company adopted this guidance in the periods ended June 30, 2009 and has evaluated for subsequent events through October 30, 2009, the issuance date of the Company’s September 30, 2009 consolidated financial statements.  Besides the amendment to our credit agreement and the acquisition of a Canadian-based LRI Oil Tools company discussed in Notes 6 and 9, respectively, no other recognized or non-recognized subsequent events were noted.

3.      INVESTMENT IN JOINT VENTURES

Operating results include the Company’s proportionate share of income from unconsolidated joint ventures, which are accounted for under the equity method.  These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company’s Oilfield Products business segment) include the following: (1) 65.19% interest in Perfoline, which is a Russian manufacturer of perforating gun systems and (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company’s oilfield products.  Due to certain noncontrolling interest veto rights that allow the noncontrolling interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements.  Investments in these joint ventures totaled $1,182 and $970 as of September 30, 2009 and December 31, 2008, respectively.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008 is as follows:

	September 30,	December 31,
	2009	2008
Current assets	$4,070	$4,667
Noncurrent assets	672	714
Total assets	$4,742	$5,381

Current liabilities	$1,531	$2,064
Noncurrent liabilities	651	830
Equity	2,560	2,487
Total liabilities and equity	$4,742	$5,381

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$1,645	$1,875	$4,427	$6,600
Operating income	$233	$120	$596	$908
Net income	$168	$60	$310	$595
Equity in earnings (losses) of joint ventures	$91	$(19)	$170	$270

4.      INVENTORY

The components of inventory are as follows at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Raw materials	$10,671	$11,610
Work-in-process	16,154	18,950
Finished goods	4,913	3,903
Supplies	827	837

	$32,565	$35,300

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2009:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,424	$(2,290)	$22,134
Customer relationships	32,955	(6,866)	26,089
Trademarks / Trade names	2,660	(746)	1,914

Total intangible assets	$60,039	$(9,902)	$50,137

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2008:

		Accumulated
	Gross	Amortization	Net
Core technology	$23,596	$(1,327)	$22,269
Customer relationships	31,837	(3,980)	27,857
Trademarks / Trade names	2,570	(432)	2,138

Total intangible assets	$58,003	$(5,739)	$52,264

The increase in the gross value of our purchased intangible assets from December 31, 2008 to September 30, 2009 is due solely to the impact of foreign currency translation.  The increase in goodwill from $43,066 at December 31, 2008 to $44,045 at September 30, 2009 is also due solely to the impact of foreign currency translation.

6.      DEBT

Long-term debt consists of the following at September 30, 2009 and December 31, 2008:

	September 30,	December 31,
	2009	2008
Syndicated credit agreement term loan	$37,756	$40,500
Syndicated credit agreement Euro term loan	17,140	17,763
Nord LB 3,000 Euro term loan	1,751	2,326
Nord LB 500 Euro term loan	—	39
	56,647	60,628
Less current maturities	(10,690)	(14,450)

Long-term debt	$45,957	$46,178

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  As of September 30, 2009, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

On October 21, 2009, the Company’s syndicated credit agreement (“credit facility”) was amended, effective September 30, 2009, to revise the leverage ratios and fixed charge coverage ratios that the Company is required to satisfy on a quarterly basis throughout the term of the credit facility, which expires on November 16, 2012.  These revised ratios will ease the Company’s ability to comply with certain covenants of the credit agreement. The pricing grid applicable to drawn and undrawn amounts under the credit facility was also amended and will increase our going forward effective interest rate on outstanding borrowings by 1.5% per annum.

Swap Agreement

On November 17, 2008, the Company entered into a two-year interest rate swap agreement with an initial notional amount of $40,500 (decreasing to $33,750 in November 2009) that effectively converted the LIBOR based variable rate US borrowings under the syndicated credit agreement to a fixed rate of 4.87% (4.62% effective May 15, 2009 due to an improvement in the Company’s leverage ratio).  The Company had designated the swap agreement as an effective cash flow hedge with matched terms and, as a result, changes in the fair value of the swap agreement were recorded in other comprehensive income with the offset as a swap agreement asset or liability.  During the quarter ended June 30, 2009, the Company made an unanticipated repayment of $2,744 on its variable rate US borrowings and elected to de-designate this portion of the cash flow hedge.  Settlements and changes in the fair value related to the de-designated portion of the cash flow hedge are recorded as realized and unrealized gains/losses on swap agreement within other income in the Company’s statement of operations.   The Company recorded an immaterial loss of less than $100 during the quarter ended June 30, 2009 and less than $10 during the quarter ended September 30, 2009.

The Company has recorded the fair value of its interest rate swap agreement as follows:

	September 30, 2009		December 31, 2008
Interest rate swap liability	Balance sheet location	Fair value	Balance sheet location	Fair value

Current portion	Accrued expenses	$894	Accrued expenses	$759
Long-term portion	Other long-term liabilities	136	Other long-term liabilities	647
		$1,030		$1,406

7.      BUSINESS SEGMENTS

The Company is organized in the following three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant products of this group are clad metal plates which are used by customers in the fabrication of pressure vessels, heat exchangers and other equipment for various industries, including upstream oil and gas, oil refinery, petrochemicals, alternative energy, hydrometallurgy, power generation, industrial refrigeration, and similar industries and internally to produce transition joints for use in the aluminum production and shipbuilding industries.  The Oilfield Products segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-

directional boosters and shaped charges, and seismic related explosives and accessories.  AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies.  The Company’s reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is presented for the three and nine months ended September 30, 2009 and 2008 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended September 30, 2009:
Net sales	$27,327	$5,123	$2,240	$34,690
Depreciation and amortization	$1,527	$912	$114	$2,553
Income from operations	$3,370	$(414)	$441	$3,397
Equity in earnings of joint ventures	$—	$91	$—	91
Unallocated amounts:
Stock-based compensation				(897)
Other expense				(633)
Interest expense				(752)
Interest income				41
Consolidated income before income taxes				$1,247

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended September 30, 2008:
Net sales	$42,703	$6,756	$2,921	$52,380
Depreciation and amortization	$1,574	$947	$109	$2,630
Income from operations	$8,593	$725	$874	$10,192
Equity in losses of joint ventures	$—	$(19)	$—	(19)
Unallocated amounts:
Stock-based compensation				(820)
Other expense				(268)
Interest expense				(1,469)
Interest income				153
Consolidated income before income taxes				$7,769

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the nine months ended September 30, 2009:
Net sales	$102,403	$13,171	$6,694	$122,268
Depreciation and amortization	$4,452	$2,616	$342	$7,410
Income from operations	$17,381	$(2,013)	$1,122	$16,490
Equity in earnings of joint ventures	$—	$170	$—	170
Unallocated amounts:
Stock-based compensation				(2,657)
Other expense				(560)
Interest expense				(2,521)
Interest income				145
Consolidated income before income taxes				$11,067

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the nine months ended September 30, 2008:
Net sales	$147,344	$19,128	$7,485	$173,957
Depreciation and amortization	$6,619	$2,866	$324	$9,809
Income from operations	$28,393	$775	$2,096	$31,264
Equity in earnings of joint ventures	$—	$270	$—	270
Unallocated amounts:
Stock-based compensation				(2,363)
Other expense				(227)
Interest expense				(4,203)
Interest income				477
Consolidated income before income taxes				$25,218

During the three months ended September 30, 2009, sales to one customer represented approximately $4,033 (11.6%) of total net sales.  During the nine months ended September 30, 2009, no sales to any one customer accounted for more than 10% of total sales.  During the three and nine months ended September 30, 2008, no sales to any one customer accounted for more than 10% of total net sales.

8.      COMPREHENSIVE INCOME

The Company’s comprehensive income for the three and nine months ended September 30, 2009 and 2008 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income for the period	$1,096	$7,223	$7,527	$18,683
Interest rate swap valuation adjustment, net of tax	104	167	301	77
Foreign currency translation adjustment	3,942	(9,117)	3,747	(2,010)
Comprehensive income	$5,142	$(1,727)	$11,575	$16,750

Other cumulative comprehensive income (loss) as of September 30, 2009 and December 31, 2008 consisted of the following:

	September 30,	December 31,
	2009	2008
Currency translation adjustment	$2,404	$(1,343)
Interest rate swap valuation adjustment, net of tax of $335 and $520, respectively	(585)	(886)
	$1,819	$(2,229)

9.      SUBSEQUENT EVENT

On October 1, 2009, the Company acquired all of the stock of Alberta, Canada based LRI Oil Tools Inc. (“LRI”).  The purchase price was comprised of cash of $500 Canadian dollars (“CAD”), 9,584 shares of the Company’s restricted common stock (valued at approximately $200 CAD) and the assumption of approximately $8,400 CAD of LRI’s liabilities.  Immediately following the closing of the transaction, the Company repaid $1,200 CAD of loans payable to the former shareholders of LRI.  These loans were included in the debt assumed by the Company.

LRI produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business has had a long-term strategic relationship with the Company’s Oilfield Products segment, and has served for several years as its sole Canadian distributor.

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding.  For the nine months ended September 30, 2009, Explosive Metalworking accounted for 84% of our net sales and 105% of our income from continuing operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 11% and 5%, respectively, of our year-to-date 2009 net sales.

Our net sales for the nine months ended September 30, 2009 decreased by $51,689 (29.7%) compared to the same period of 2008, reflecting year-to-year net sales decreases of $44,941 (30.5%), $5,957 (31.1%), and $791 (10.6%) for our Explosive Metalworking, Oilfield Products, and AMK Welding segments, respectively.  The sales decrease of approximately $51.7 million includes a sales volume decrease of approximately $42.8 million and an unfavorable foreign exchange translation adjustment of approximately $8.9 million on our European sales as a result of the increased value of the U.S. dollar against the Euro.  Income from operations decreased 52.1% to $13,833 in the nine months ended September 30, 2009 from $28,901 in the same period of 2008.  This $15,068 decrease reflects declines in Explosive Metalworking’s, Oilfield Products’, and AMK Welding’s operating income of $11,012, $2,788, and $974, respectively, and a $294 increase in stock-based compensation expense.  Our net income decreased by 59.7% to $7,527 for the nine months ended September 30, 2009 from $18,683 for the same period of 2008.

Impact of Current Economic Situation on the Company

The Company was only minimally impacted in 2008 by the global economic slowdown.    However, during the first nine months of 2009, we have seen a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-weld clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.    Despite the slowdown we have already seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains healthy and we continue to track an extensive list of large infrastructure projects. While timing of new order inflow remains difficult to predict, we believe that our Explosive Metalworking segment is well-positioned to benefit as global economic conditions improve.

As a result of the 29.7% decline in our net sales during the nine months ended September 30, 2009 and the decrease in our Explosive Metalworking backlog from $97,247 at December 31, 2008 to $62,912 at September 30, 2009, we now expect our consolidated net sales in 2009 to decrease approximately 29% to 31% from the amount we achieved in 2008.  In light of the slowdown in order inflow that we are experiencing, we are continuing to carefully manage expenses.  We generated cash flow from operations of $23,414 during the nine months ended September 30, 2009 and expect to generate additional positive cash flow from operations over the next several quarters.

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

Income taxes

Our effective income tax rate increased to 32% for the nine months ended September 30, 2009 from 25.9% for the same period of 2008.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our full year 2009 effective tax rate on our projected consolidated pre-tax income to range between 32% and 33%.

Backlog

We use backlog as a primary means of measuring the immediate outlook for our business.  We define “backlog” at any given point in time as consisting of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized.

Our backlog with respect to the Explosive Metalworking segment decreased to $62,912 at September 30, 2009 from $97,247 at December 31, 2008 but increased slightly from the $57,090 in backlog that we reported at June 30, 2009.  As a result of the lower sales that we reported during the first nine months of 2009 and shipments that we expect to make in the fourth quarter from our September 30 backlog, we are now forecasting that our consolidated net sales for fiscal 2009 will decline approximately 29% to 31% from those reported for fiscal 2008.

Three and Nine Months Ended September 30, 2009 Compared to Three and Nine Months Ended September 30, 2008

Net sales

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Net sales	$34,690	$52,380	$(17,690)	(33.8)%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Net sales	$122,268	$173,957	$(51,689)	(29.7)%

Net sales for the third quarter of 2009 decreased 33.8% to $34,690 from $52,380 for the third quarter of 2008.  Explosive Metalworking sales decreased 36.0% to $27,327 for the three months ended September 30, 2009 (79% of total sales) from $42,703 for the same period of 2008 (81% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves and includes approximately $1.0 million of unfavorable foreign exchange translation adjustments.

Oilfield Products contributed $5,123 to third quarter 2009 sales (15% of total sales), which represents a 24.2% decrease from sales of $6,756 for the third quarter of 2008 (13% of total sales).  The $1,633 decline in sales reflects a significant volume decrease as well as approximately $300,000 in unfavorable foreign exchange adjustments.

AMK Welding contributed $2,240 to third quarter 2009 sales (6% of total sales), which represents a 23.3% decrease from sales of $2,921 for the third quarter of 2008 (6% of total sales).

Net sales for the nine months ended September 30, 2009 decreased 29.7% to $122,268 from $173,957 for the same period of 2008.  Explosive Metalworking sales decreased 30.5% to $102,403 for the nine months ended September 30, 2009 (84% of total sales) from $147,344 for the same period of 2008 (85% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves and includes approximately $7.0 million of unfavorable foreign exchange translation adjustments.

Oilfield Products contributed $13,171 to the nine months ended September 30, 2009 sales (11% of total sales), which represents a 31.1% decrease from sales of $19,128 for the same period of 2008 (11% of total sales).  The $5,957 decline in sales reflects both a volume decrease and a negative impact of approximately $1.9 million from unfavorable foreign exchange adjustments.

AMK Welding contributed $6,694 to the nine month ended September 30, 2009 sales (5% of total sales), which represents a 10.6% decrease from sales of $7,485 for the same period of 2008 (4% of total sales).

Gross profit

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Gross profit	$8,754	$17,025	$(8,271)	(48.6)%
Consolidated gross profit margin rate	25.2%	32.5%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Gross profit	$33,236	$53,786	$(20,550)	(38.2)%
Consolidated gross profit margin rate	27.2%	30.9%

Gross profit decreased by 48.6% to $8,754 for the three months ended September 30, 2009 from $17,025 for the three months ended September 30, 2008. Our third quarter 2009 consolidated gross profit margin rate decreased to 25.2% from 32.5% for the third quarter of 2008.  For the nine months ended September 30, 2009, gross profit decreased to $33,236 from $53,786 for the same period of 2008.  Our year to date consolidated gross profit margin rate decreased to 27.2% from 30.9% for the same period of 2008.

The gross profit margin rate for Explosive Metalworking decreased from 31.9% for the third quarter of 2008 to 25.8% for the third quarter of 2009.  The decreased third quarter 2009 gross profit margin rate for Explosive Metalworking relates entirely to our European cladding operations where the gross margin rate for the quarter was 59% lower than the gross margin rate reported for the third quarter of 2008 on a year to year sales decline of 53%.  Our U.S. clad division reported only a slightly lower gross margin rate (32% vs. 33%) for the third quarter of 2009 versus the comparable period of 2008 despite a 24% drop in sales.  Our year to date gross profit margin rate for Explosive Metalworking decreased to 28.3% from 30.6%.  Historically, gross margins for our European explosion welding divisions have been lower than those reported by our U.S. division due to less efficient fixed manufacturing cost structures associated with our smaller European facilities.  We are taking steps to reduce fixed manufacturing overhead costs at all of our facilities but the benefit of these actions will not be fully reflected in our gross margin performance until 2010 and will likely be muted by the expected continuation of a very competitive pricing environment.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the fourth quarter of 2009 and throughout 2010 that result from anticipated fluctuations in quarterly sales volume and changes in product mix. Based upon the volume and mix of product that we expect to ship in the fourth quarter of 2009, we currently expect fourth quarter gross margins for Explosive Metalworking to be in a range of 23% to 25% and full year gross margins to be in a range of 26% to 27%.

Oilfield Products reported a gross profit margin rate of 22.4% for the third quarter of 2009 compared to a gross profit margin rate of 35.6% for the third quarter of 2008.  Oilfield Products reported a gross profit margin rate of 21.7% for the nine months ended September 30, 2009 compared to a gross profit margin rate of 32.4% for the same period of 2008. The large decrease in Oilfield Products’ third quarter and year to date gross margin relate principally to third quarter and year to date sales declines of 24.2% and 31.1%, respectively, and resultant less favorable absorption of fixed manufacturing overhead expenses but also include the impact of non-recurring costs associated with the relocation of certain production activities during the second quarter and changes in product/customer mix. Based upon the expected improvement in this segment’s sequential quarterly sales and gross margin performance during the fourth quarter of 2009, we expect Oilfield Products to report a gross margin in the range of 23% to 25% for the full year 2009.

The gross profit margin rate for AMK Welding decreased to 29.7% for the third quarter of 2009 from 37.9% for the third quarter of 2008. The gross profit margin rate for AMK Welding decreased to 26.5% for the nine months ended September 30, 2009 from 36.3% for the same period of 2008.  The decrease in AMK Welding’s gross margin relates principally to an increase in manufacturing overhead associated with engineering and product development expenses as AMK seeks to expand both its service offerings and customer base.  We expect AMK Welding’s fourth quarter sales and gross margins to be comparable to those reported in the third quarter of 2009.

General and administrative expenses

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
General & administrative expenses	$2,749	$3,679	$(930)	(25.3)%
Percentage of net sales	7.9%	7.0%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
General & administrative expenses	$9,318	$10,612	$(1,294)	(12.2)%
Percentage of net sales	7.6%	6.1%

General and administrative expenses decreased by $930, or 25.3%, to $2,749 in the third quarter of 2009 from $3,679 in the third quarter of 2008.  This decrease includes a $199 decrease in accrued incentive compensation, a decrease of $331 in legal, audit and consulting expenses, and a net decrease of $399 in all other expenses categories that reflects the impact of tight controls over discretionary spending as well as certain non-recurring professional service fees that we incurred in 2008 relating to the integration of DYNAenergetics. The $930 decrease in total general and administrative expenses also reflects the positive effect of $70 in favorable foreign exchange translation adjustments.  As a percentage of net sales, general and administrative expenses increased to 7.9% in the third quarter of 2009 from 7.0% in the third quarter of 2008.

General and administrative expenses for the nine months ended September 30, 2009 totaled $9,318 compared to $10,612 for the same period of 2008. General and administrative expenses of our European divisions decreased by $687, or 15.5%, as a result of a 5.2% decrease in net expenses as measured in Euros and $463 in favorable foreign exchange translation adjustments.  Our U.S. general and administrative expenses decreased by $607 or 9.8%. The U.S. decrease reflects a $367 decrease in accrued incentive compensation and a $307 decrease in legal, audit and consulting expenses.  As a percentage of net sales, general and administrative expenses increased to 7.6% in the nine months ended September 30, 2009 from 6.1% in the same period of 2008.

Selling expenses

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Selling expenses	$2,212	$2,611	$(399)	(15.3)%
Percentage of net sales	6.4%	5.0%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Selling expenses	$6,376	$8,085	$(1,709)	(21.1)%
Percentage of net sales	5.2%	4.6%

Selling expenses, which include sales commissions of $237 in 2009 and $157 in 2008, decreased by 15.3% to $2,212 in the third quarter of 2009 from $2,611 in the third quarter of 2008.  The $399 decrease in our consolidated selling expenses includes decreased selling expenses of $219 and $180 at our European and U.S. divisions, respectively.  The decrease in European selling expenses relates principally to staff reductions within our European explosion welding divisions and also includes $81 of favorable foreign exchange translation adjustments. The $180 decrease in our U.S. selling expenses reflects decreased sales commissions of $36, a $68 decrease in bad debt expense, a $68 decrease in accrued incentive compensation and a net decrease of $8 in other spending categories. As a percentage of net sales, selling expenses increased to 6.4% in the third quarter of 2009 from 5.0% in the third quarter of 2008.

Selling expenses decreased by 21.1% to $6,376 in the nine months ended September 30, 2009 from $8,085 in the same period of 2008.  These selling expenses include sales commissions of $1,045 and $1,209 for 2009 and 2008, respectively.  The $1,709 decrease in our consolidated selling expenses includes decreased year to date selling expenses of $1,320 and $389 at our European and U.S. divisions, respectively. The decrease in European selling expenses relates principally to staff reductions within our European explosion welding divisions and non-recurring expenses in the first quarter of 2008 relating to the termination of contracts with former sales agents and also includes $478 of favorable foreign exchange translation adjustments. The $389 decrease in our U.S. selling expenses reflects decreased sales commissions of $103, a $120 decrease in bad debt expense, a $166 decrease in accrued incentive compensation, a $109 decrease in travel expenses and a $141 reduction in business development, advertising and promotional expenses that were partially offset by a $100 increase in salary expense, a $68 increase in stock-based compensation and a net increase of $82 in other spending categories.  As a percentage of net sales, selling expenses increased to 5.2% in the nine months ended September 30, 2009 from 4.6% in the same period of 2008.

Amortization expenses

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Amortization expense of purchased intangible assets	$1,293	$1,363	$(70)	(5.1)%
Percentage of net sales	3.7%	2.6%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Amortization expense of purchased intangible assets	$3,709	$6,188	$(2,479)	(40.1)%
Percentage of net sales	3.0%	3.6%

Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics.  Amortization expense for the three months ended September 30, 2009 includes $897, $299 and $97 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the three months ended September 30, 2008 includes $945, $315 and $103 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.

Amortization expense for the nine months ended September 30, 2009 includes $2,572, $858 and $279 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the nine months ended September 30, 2008 includes $2,055, $2,866, $956 and $311 relating to values assigned to order backlog, customer relationships, core technology and trademarks/trade names, respectively.  The value assigned to order backlog was fully amortized during the first six months of 2008.  Amortization expense variances for the other categories of purchased intangible assets relate to foreign exchange translation adjustments.  Amortization expense for 2009 (as measured in Euros) is expected to approximate €905 for the remaining quarter of 2009 and is expected to remain at this level for most of calendar year 2010.

Operating income

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Operating income	$2,500	$9,372	$(6,872)	(73.3)%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Operating income	$13,833	$28,901	$(15,068)	(52.1)%

Income from operations (“operating income”) decreased by 73.3% to $2,500 in the third quarter of 2009 from $9,372 in the third quarter of 2008.  For the nine months ended September 30, 2009 operating income decreased by 52.1% to $13,833 from $28,901 for the same period of 2008.

Explosive Metalworking reported operating income of $3,370 in the third quarter of 2009 as compared to $8,593 in the third quarter of 2008.  This 60.8% decrease in Explosive Metalworking operating income is largely attributable to the 36% decrease in net sales discussed above.  Explosive Metalworking reported operating income of $17,381 in the nine months ended September 30, 2009 as compared to $28,393 in the same period of 2008.  This 38.8% decrease in Explosive Metalworking operating income is largely attributable to the 30.5% decrease in net sales discussed above.

Oilfield Products reported an operating loss of $414 for the third quarter of 2009 as compared to operating income of $725 for the third quarter of 2008.  For the nine months ended September 30, 2009, Oilfield Products reported an operating loss of $2,013 as compared to operating income of $775 for the same period of 2008.

AMK Welding reported operating income of $441 for the three months ended September 30, 2009 as compared to $874 for the same period of 2008.  AMK Welding reported operating income of $1,122 for the nine months ended September 30, 2009 as compared to $2,096 for the same period of 2008.

Operating income for the three and nine months ended September 30, 2009 includes $897 and $2,657, respectively, of stock-based compensation compared to stock-based compensation expense for the three and nine months ended September 30, 2008 of $820 and $2,363, respectively.  This expense is not allocated to our business segments and thus is not included in the above first quarter operating income or loss totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Other income (expense), net

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Other income (expense), net	$(633)	$(268)	$(365)	136.2%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Other income (expense), net	$(560)	$(227)	$(333)	146.7%

Net other expense for the three months ended September 30, 2009 was $633 compared to net other expense of $268 for the same period of 2008.  For year to date 2009, we recorded net other expense of $560 compared to net other expense of $227 for the same period of 2008. The large increase in net other expense for the three and nine month periods relates principally to realized and unrealized foreign exchange losses recognized in the third quarter of 2009 by consolidated subsidiaries that prepare their financial statements in functional currencies other than the U.S. dollar. The foreign exchange losses recorded by our Swedish, German and Kazakhstan subsidiaries during the third quarter reflect the weakening of the Euro against the Swedish Krona, the weakening of the U.S. Dollar against the Euro and weakening of the Kazakhstan Tenge against the Euro, respectively.

Interest income (expense), net

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Interest income (expense), net	$(711)	$(1,316)	$605	(46.0)%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Interest income (expense), net	$(2,376)	$(3,726)	$1,350	(36.2)%

We recorded net interest expense of $711 in the three months ended September 30, 2009 compared to net interest expense of $1,316 in the same time period of 2008.  We recorded net interest expense of $2,376 in the nine months ended September 30, 2009 compared to net interest expense of $3,726 in the same period of 2008.  This decrease in net interest expense reflects term debt reductions and lower interest rates.

Income tax provision

	Three Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Income tax provision	$151	$546	$(395)	(72.3)%
Effective tax rate	12.1%	7.0%

	Nine Months Ended
	September 30,			Percentage
	2009	2008	Change	Change
Income tax provision	$3,540	$6,535	$(2,995)	(45.8)%
Effective tax rate	32.0%	25.9%

We recorded an income tax provision of $151 in the third quarter of 2009 compared to $546 in the third quarter of 2008.  The effective tax rate increased to 12.1% in the third quarter of 2009 from 7.0% in the third quarter of 2008.  The income tax provisions for the three months ended September 30, 2009 and 2008 include $1,079 and $83, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the DYNAenergetics and Dynaplat divisions and related holding companies in Germany and Luxembourg.

The third quarter 2009 effective tax rate of 12.1% represents a significant deviation from the expected full year 2009 effective tax rate of 34% to 35% that was disclosed at the end of the second quarter.  The deviation arose primarily from adjustments that were identified during the third quarter 2009 preparation and filing of our 2008 income tax returns and from a more tax-favorable blend of 2009 pre-tax income expected in foreign jurisdictions relative to that expected in the U.S.  The “book-to-return” adjustments favorably impacted the third quarter tax provision by approximately $200 and related primarily to federal and state tax credits and changes in German law on interest expense. The third quarter 2008 effective tax rate of 7.0% represented a significant deviation from the then expected full year 2008 effective tax rate of 32% to 33% that was disclosed at the end of the second quarter of 2008.  The deviation arose primarily from the completion during the third quarter of an Internal Revenue Service examination and from adjustments that were identified during the third quarter 2008 preparation and filing of our 2007 federal and state tax returns.  The closure of the Internal Revenue Service examination enabled the Company to record previously unrecognized tax benefits of approximately $300.  The “book-to-return” adjustments favorably impacted the third quarter tax provision by approximately $1,100 and related primarily to apportionment factors utilized to compute state income taxes.  As a result of these third quarter tax provision adjustments, we then expected our full year 2008 blended effective tax rate on our consolidated pre-tax income to approximate 27%.  Our blended effective tax rate for 2009 is expected to increase to a range from 32% to 33%.

For the nine months ended September 30, 2009, we recorded an income tax provision of $3,540 compared to $6,535 in the same period of 2008.  The effective tax rate increased to 32.0% in the nine months ended September 30, 2009 from 25.9% in the same period of 2008.  The income tax provisions for the nine months ended September 30, 2009 and 2008, include $4,250 and $5,643, respectively, related to U.S. taxes, with the remainder relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the DYNAenergetics and Dynaplat divisions and related holding companies in Germany and Luxembourg.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  In connection with the acquisition of DYNAenergetics, we entered into a five-year syndicated credit agreement.  The credit agreement, which provided term loans of $45,000 and 14,000 Euros and revolving credit loan availability of $25,000 and 7,000 Euros, is through a syndicate of seven banks.  On October 21, 2009, the credit agreement was amended to revise the leverage ratios and fixed charge coverage ratios that we are required to satisfy on a quarterly basis throughout the term of the credit facility, which expires on November 16, 2012.  These revised ratios will ease the Company’s ability to comply with certain covenants of the credit agreement. The pricing grid applicable to drawn and undrawn amounts under the credit facility was also amended and will increase our going forward effective interest rate on outstanding borrowings by 1.5% per annum.

As of September 30, 2009, term loans of $37,756 and 11,746 Euros ($17,140) were outstanding under the credit facility and an additional $1,751 was outstanding under term loan obligations of DYNAenergetics.  We had no outstanding revolving credit borrowings under our syndicated credit agreement or under our separate DYNAenergetics’ line of credit agreements.  While we had approximately $41,600 of unutilized revolving credit loan capacity as of September 30, 2009 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could limit availability.

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

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, use of cash for acquisitions, and maintenance of specified financial ratios.  As of September 30, 2009, we were in compliance with all financial covenants and other provisions of our debt agreements.

The Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2008.

Cash flows from operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2009 totaled $23,414.  Significant sources of operating cash flow included net income of $7,527, non-cash depreciation and amortization expense of $7,625, stock-based compensation of $2,657 and net positive changes in various components of working capital in the amount of $7,650.  These sources of operating cash flow were partially offset by a deferred income tax benefit of $1,875.  Net positive changes in working capital included decreases in accounts receivable, inventories and prepaid expenses of $13,632, $3,334 and $496, respectively, and an increase in customer advances of $246.  These positive changes in working capital were partially offset by decreases in accounts payable and accrued expenses of $5,980 and $4,078, respectively.

Net cash flows provided by operating activities for the nine months ended September 30, 2008 totaled $24,805.  Significant sources of operating cash flow included net income of $18,683, non-cash depreciation and amortization expense of $10,019 and stock-based compensation of $2,363.  These sources of operating cash flow were partially offset by a deferred income tax benefit of $2,735, $270 in equity in losses of joint ventures and net negative changes in various components of working capital in the amount of $3,255.  Net negative changes in working capital included increases in prepaid expenses of $2,549 and decreases in accounts payable and accrued expenses and other liabilities of $3,771 and $5,046, respectively.  These negative changes in working capital were partially offset by decreases in accounts receivable and inventories of $7,631 and $262, respectively, and increases in customer advances of $218.

Cash flows from investing activities

Net cash flows used by investing activities for the nine months ended September 30, 2009 totaled $3,196 and consisted almost entirely of capital expenditures.

Net cash flows used by investing activities for the nine months ended September 30, 2008 totaled $7,275 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2009 were $4,805, which consisted primarily of $3,912 in required prepayments of term loans under our syndicated credit agreement from excess cash flow that we generated in fiscal year 2008, $653 in principal payments on Nord LB term loans, payment of quarterly dividends of $513 and payment on capital lease obligations of $132.  These uses of cash flow were slightly offset by $373 in net proceeds from the issuance of common stock relating to the exercise of stock options.

Net cash flows provided by financing activities for the first nine months of 2008 were $3,969, which included net borrowings on bank lines of credit of $7,247 and $333 in net proceeds from the issuance of common stock relating to the exercise of stock options.  These sources of cash flow were partially offset by payment of annual dividends of $1,894, a final principal payment on a term loan with French bank of $441, an $810 principal payment on a Nord LB term loan, payments of deferred debt issuance costs of $167 and payment on capital lease obligations of $308.

Payment of Dividends

On June 8, 2009, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on July 15, 2009.  The dividend totaled $513 and was payable to shareholders of record as of June 30, 2009. On September 17, 2009, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on October 15, 2009.  The dividend totaled $515 and was payable to shareholders of record as of September 30, 2009. We paid an annual cash dividend in 2008 of $0.15 per share.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, asset impairments,  impact of foreign currency exchange rate risks and income taxes.  Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates, as additional information becomes known.   We believe the following to be our most critical accounting policies.

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

Business Combinations

We accounted for our business acquisition using the purchase method of accounting. We allocated the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identified and attributed values and estimated lives to the intangible assets acquired. These determinations involved significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models and therefore required considerable judgment. Our estimates and assumptions were based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. We based our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain.

Effective January 1, 2009 we will account for business acquisitions in accordance with new Financial Accounting Standards Board (“FASB”) guidance which applies prospectively to business acquisitions with a closing date following the effective date.  This new guidance significantly changes the financial accounting and reporting of business combinations.

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

Goodwill

We test goodwill for impairment on a “reporting unit” level on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment using the following two-step approach:

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

Our impairment testing in the fourth quarter of 2008 did not result in a determination that any of our goodwill was impaired; however, the passing margin of the first step of our goodwill impairment testing relative to the Oilfield Products reporting unit as of December 31, 2008 was minimal (estimated fair value was less than 10% greater than the carrying value).  Future impairment is possible and will occur if (i) the unit’s operating results underperform what we have estimated or (ii) additional volatility of the capital markets cause us to raise the 16 percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  We did not observe any indicators in the nine months ended September 30, 2009 that would necessitate interim impairment testing of goodwill.

The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

Intangible assets subject to amortization

An intangible asset that is subject to amortization is reviewed when impairment indicators are present. We compare the expected undiscounted future operating cash flows associated with finite-lived assets to their respective carrying values to determine if the asset is fully recoverable. If the expected future operating cash flows are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when the carrying value exceeds fair value. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins.

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

Income taxes

We are required to recognize the recognition of deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements but not our tax returns.  Deferred tax assets and liabilities are determined based on income tax credits and on the temporary differences between the Consolidated Financial Statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We routinely evaluate deferred tax assets to determine if they will, more likely than not, be recovered from future projected taxable income; if not, we record an appropriate valuation allowance.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations and the accounting for noncontrolling interests.  This new guidance significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements on January 1, 2009.  The adoption of this guidance in 2009 did not have a significant impact on the Company’s results of operations or financial position.

In March 2008, the FASB issued authoritative guidance on the disclosures about derivative instruments and hedging activities.  This guidance requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements on January 1, 2009.  The adoption of this guidance in 2009 did not have any impact on the Company’s results of operations or financial position.

In April 2009, the FASB issued authoritative guidance requiring disclosures about the fair value of financial instruments for interim financial statements of publicly traded companies.  This guidance became effective for interim reporting periods ending after June 15, 2009 and the adoption of it in the second quarter of 2009 did not have any impact on the Company’s results of operations or financial position.

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and will be applied prospectively.  The Company adopted this guidance in the periods ended June 30, 2009 and has evaluated for subsequent events through October 30, 2009, the issuance date of the Company’s September 30, 2009 consolidated financial statements.  Besides the amendment to our credit agreement and the acquisition of a Canadian-based LRI Oil Tools company discussed in Note 6 and 9, respectively, no other recognized or non-recognized subsequent events were noted.

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

As of September 30, 2009, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in the Company’s internal controls during the quarter ended September 30, 2009 or in other factors that could materially affect the Company’s internal controls over financial reporting.

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

During the fourth quarter of 2008 and first nine months of 2009, we have seen a slowdown in our Explosive Metalworking sales to some of the markets we serve and anticipate our sales to decrease by approximately 29% to 31% for the full year in 2009 from the amount we achieved in 2008.  The explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Indeed, we have already seen a slowdown in the chemical, petrochemical and hydrometallurgy sectors.  An economic slowdown in one or all of these industries—whether due to traditional cyclicality, general economic conditions or other factors—could impact capital expenditures within the industry.  If demand from such industries were to decline or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: October 30, 2009	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)