Form 10-K
period 2009-12-31
DYNAMIC MATERIALS CORP
filed 2010-03-12
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

For the transition period from                 to

Commission file number 001-14775

DYNAMIC MATERIALS CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	84-0608431
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5405 Spine Road, Boulder, Colorado 80301

(Address of principal executive offices, including zip code)

(303) 665-5700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.05 Par Value	The Nasdaq National Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act from their obligations under those sections. Yes ☐ No ☒

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $239,476,167 as of June 30, 2009.

The number of shares of Common Stock outstanding was 12,959,363 as of March 12, 2010.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2010 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2009.

PART I

ITEM 1.                  Business

Overview

Dynamic Materials Corporation is an industrial manufacturer focusing on niche markets related to the building of equipment and materials to support the infrastructure of the process and energy industries. Built upon specialized technologies, the company seeks to establish a global presence through an international network of manufacturing facilities and sales offices.  Today, the Company operates in three business segments: Explosive Metalworking, Oilfield Products, and AMK Welding.

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

Through our Oilfield Products segment, which we also refer to as “DYNAenergetics,” we provide a range of proprietary and nonproprietary products for the global oil and gas industries.  These products relate primarily to oil and gas well perforation, which is a process of punching holes in the casing of a well to enable easier and more precise recovery of oil or gas from a targeted formation.  Manufactured products include shaped charges, detonators and detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells. DYNAenergetics also distributes a line of seismic products that support oil and gas exploration activities.  DYNAenergetics’ primary manufacturing and sales operations are located in Germany.

Our AMK Welding segment (“AMK Welding”) provides advanced welding services, primarily to the power turbine and aircraft engine manufacturing industries.  AMK Welding is a highly specialized welding subcontracting shop for complex shapes used principally in gas turbines and aircraft engines.  AMK Welding’s operations are conducted at its Connecticut facility.

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

There are three major industrial clad plate manufacturing technologies:

•              Explosion welding

•              Hot Rollbonding

•              Weld overlay

Explosion welding is the most versatile clad plate manufacturing technology. Being a robust cold welding technology, explosion-welded clad products exhibit high bond strength combined with the unaltered corrosion resistance and mechanical properties of the pre-clad components.  The explosion-welded clad process is suitable for joining virtually any combination of common engineering metals.  Explosion-welded clad metal is produced as flat plates or concentric cylinders which can be further formed and fabricated as needed. When fabricated properly, the two metals will not come apart, The dimensional capabilities of the process are broad; cladding metal layers can range from a few thousandths of an inch to several inches; base metal thickness and lateral dimensions are primarily limited by the size capabilities of the world’s metal production mills.  Explosion welding is used to clad a very broad range of metals to steel including aluminum, titanium, zirconium, nickel alloys, and stainless steels.  The alternative technologies are typically limited to the latter two.  In addition to use as clad plates, the explosion welded components can be used as transition pieces, facilitating conventional welding of dissimilar metals.  DMC clad transition Joints are used in the aluminum production and shipbuilding industries.

Hot rollbonding is performed by a small group of the world’s heavy plate rolling mills.  In this process, the clad metal and base metal are bonded together during the hot rolling operation in which the metal slab is converted to plate. Being a high temperature process, hot rollbond is limited to joining similar metals, such as stainless steel and nickel alloys to steel.  Rollbond’s niche is production of large quantities of light to medium gauge clad plates; it is frequently lower cost than explosion clad when total metal thickness is under 1 to 2 inches (dependent upon alloy and a number of other factors.)  Rollbond products are generally suitable for most vessel applications but have lower bond shear strength and may have inferior corrosion resistance.

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

Alternative Energy:  Today’s oil and gas prices and increasing climate concerns are driving significant upward demand for capital equipment in the alternative energy sector.  Frequently, alternative energy technologies involve conditions which necessitate clad metals.  Solar panels predominantly incorporate high purity silicon. Processes for manufacture of high purity silicon utilize a broad range of highly corrosion resistant clad alloys. Many geothermal fields are corrosive, requiring high alloy clad separators to clean the hot steam.  Cellulosic ethanol technologies may require corrosion resistant metals such as titanium and zirconium.

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

DYNAenergetics End Use Markets

DYNAenergetics products are utilized to perform both perforating services—which require shaped charges, detonators, boosters, detonating cords, and perforating guns—and seismic prospecting.  DYNAenergetics manufactures and distributes a comprehensive array of perforating products.  Our DYNAenergetics products are generally purchased by oilfield service companies who utilize our perforating products for oil and gas recovery and our seismic products for oil and gas exploration activities.

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

Business Segments

We operate three business segments: Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products (which we also refer to as DYNAenergetics), and AMK Welding. The Explosive Metalworking segment uses proprietary explosive processes to fuse dissimilar metals and alloys and has more than 40 years of experience.  We are the largest explosion-welded clad metal manufacturer in both North America and Europe.  DYNAenergetics produces special shaped charges, detonators, detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells and has more than a decade of experience providing specialized products to the oil and gas industry.  AMK Welding utilizes various specialized technologies to weld components for use in power-generation turbines as well as commercial and military jet engines and has 40 years of experience.

Explosive Metalworking

The Explosive Metalworking segment seeks to build on its leadership position in its markets.  During the year ended December 31, 2009, the Explosive Metalworking segment represented approximately 81% of our revenue.  The four manufacturing plants and their respective shooting sites in Pennsylvania, Germany, France and Sweden provide the production capacity to address concurrent projects for DMC Clad’s current domestic and international customer base.

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

DYNAenergetics

DYNAenergetics manufactures, markets, and sells perforating explosives and associated hardware and seismic explosives, for the international oil and gas industry.  While DYNAenergetics has been producing detonating cords and detonators and selling these and seismic explosives systems for decades, since 1994 significant emphasis has been placed on enhancing its oilfield product offerings by improving existing products and adding new products.  In recent years, various types of detonating cords and detonators have been added as well as bi-directional boosters, a wide range of shaped charges, and corresponding gun systems. Within the last year, DYNAenergetics began manufacturing detonators for seismic exploration systems.  Additionally, DYNAenergetics now designs and manufactures custom-ordered perforating products for third-party customers according to their designs and specifications.

The kinds of perforating products manufactured by DYNAenergetics are essential to certain types of modern oil and gas recovery.  The products are sold to large, mid-sized, and small oilfield service companies in the U.S., Europe, Africa, the Middle East, and Asia, including direct sales to end users.  The market for perforating products is growing.  Rising worldwide demand for oil increases the demand for perforating products as oil exploration and recovery expands, leading to increased investment in the oil and gas production industry. Higher levels of exploration (seismic prospecting) and increased production activities in the global oil and gas industry are expected to continue.  Increased exploration has led to increasingly complex completion operations, which raise the demand for high quality perforating products.

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

Marketing, Sales, Distribution

DMC Clad conducts its selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. DMC Clad markets its clad metal products to three tiers of customers: end-user owner companies, engineering contractors, and metal fabricators.  DMC Clad’s sales office in the United States covers the Americas and East Asia.  Its sales offices in Europe cover the full European continent, Africa, the Middle East, India, and Southeast Asia.  These sales teams are further supported by local sales offices in Italy, the Middle East, and India, with contract agents in most other developed countries, including China, Korea, Russia and Brazil.  Contract agents typically work under multi-year agreements which are subject to sales performance as well as compliance with DMC Clad quality and customer service expectations.  Members of the global sales team may be called to work on projects located outside their usual territory.  By maintaining relationships with its existing customers, developing new relationship with prospective customers, and educating all its customers as to the technical benefits of DMC Clad’s products, DMC Clad endeavors to have its products specified as early as possible in the design process.

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

Oilfield Products

Suppliers and Raw Materials

DYNAenergetics utilizes a variety of raw materials for the production of oilfield perforating and seismic products, including high quality steel tubes, steel and copper, explosives (RDX, HMX, HNS), granulates, plastics and ancillary plastic product components.  DYNAenergetics’ product line consists of complex products which require numerous high quality components. DYNAenergetics obtains its raw materials primarily from a number of different producers in Germany and other European countries, but also purchases materials from North American, Chinese, and other international suppliers.

Competition

DYNAenergetics faces competition from independent producers of perforating products who are not committed to the large service companies and from large oil and gas service companies, such as Halliburton and Schlumberger, who produce most of their own needs for shaped charges but buy other components from suppliers.  DYNAenergetics competes for sales primarily on price and customer service as well as the quality and performance of its products.

Customer Profile

Onshore and offshore oilfield service companies use our DYNAenergetics products. Our customers desire perforating products that satisfy both their specific needs and expectations and difficult geological realities, such as high pressures and temperatures in the bore hole, which exist in areas where perforating products and services are used. We believe that our customers must balance costs and risks for every job and that our typical DYNAenergetics customer possesses a conservative risk tolerance.  Consequently, we believe that our customers will be more likely to trust products with proven reliability in the field and will be cautious regarding new product innovation.

The customers for oilfield products can be divided into four broad categories: buying centers of large service companies, service companies worldwide, oil companies with and without their own service companies, and local resellers.  DYNAenergetics’ customer base includes clients from each of these categories.

Marketing, Sales, Distribution

DYNAenergetics’ worldwide marketing and sales efforts for its oilfield and seismic products are based in Laatzen, Germany.  DYNAenergetics’ sales concept focuses on direct selling, distribution through licensed distributors and independent sales representatives, the establishment of international distribution centers to better manage high international transport costs, and educating current and potential customers about its products and technologies.  Currently, DYNAenergetics sells its oilfield and seismic products through a U.S. distributor, Austin Explosives, and through trading joint ventures that are located in Russia (DYNAenergetics RUS), Kazakhstan (KazDYNAenergetics) and Canada (Canada Ltd.), ventures in which DYNAenergetics holds a majority interest.

Research and Development

DYNAenergetics attaches great importance to its research and development capabilities and has devoted substantial resources to its R&D programs.  The R&D staff works closely with sales and operations management teams to establish priorities and effectively manage individual projects.  DYNAenergetics won the important Spotlight on New Technology Award at the 2007 Offshore Technology Conference in Houston, Texas, for its newly developed No-Debris-Gun technology.  Through this success, DYNAenergetics has increased its profile in the oil and gas industry.  An R&D Project Plan, which focuses on new products, process support and customer paid projects, is prepared and reviewed at least annually in cooperation with the Sales, Operations and Quality departments.

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

AMK Welding relies on a few key customers for the majority of its business, including GE Energy, General Electric Aircraft Engines and their first tier subcontractors, such as Barnes Aerospace, and divisions of United Technology, such as Hamilton Standard, Sikorsky Aircraft and Pratt and Whitney.  AMK Welding generally competes against a small number of welding companies that are typically privately owned.  AMK Welding competes successfully based on a reputation for uncompromising quality and rapid responsiveness to customer needs.

Corporate History and Recent Developments

The genesis of the Company was an unincorporated business called “Explosive Fabricators,” which was formed in Colorado in 1965.  The business was incorporated in Colorado in 1971 under the name “E. F. Industries, Inc.,” which was later changed to “Explosive Fabricators, Inc.” or “EFI”.  The Company became a public company in 1977.  In 1994, the Company changed its name to “Dynamic Materials Corporation.”  The Company reincorporated in Delaware in 1997 and its stock is currently listed on NASDAQ under the ticker symbol BOOM.

In 1976, the Company became a licensee of Detaclad®, the explosion-weld clad process developed by DuPont in 1959.  In 1996, the Company purchased the Detaclad® operating business from Dupont.

Through a series of transactions culminating in June 2000, SNPE, Inc. (“SNPE”), a US corporation indirectly wholly owned by the French Government, acquired approximately 56% of the Company’s outstanding common stock through open market purchases as well as direct investment in the Company. SNPE also loaned the Company approximately $1.2 million using a convertible subordinated note.  On May 15, 2006, SNPE sold all of the shares it had previously purchased, as well as those received through the conversion of the note, in an underwritten public offering.

During its history, the Company has acquired a number of businesses.  In 1998, the Company acquired AMK Welding, currently an operating division of the Company.  Also in 1998, the Company acquired PMP and Spin Forge,   businesses which were subsequently sold in 2003 and 2004, respectively.

In 2001, the Company acquired substantially all of the stock of Nobelclad Europe SA (a French company) (“Nobelclad”); Nobelclad had previously acquired the stock of Nitro Metall AB (a Swedish company) (“Nitro Metall”).  The stock of Nobelclad was acquired from an affiliate of our parent company at the time, SNPE.  Early in its history, Nobelclad was a licensee of the Detaclad® technology.  The acquisition of Nobelclad expanded the Company’s explosive metalworking operations to Europe.

In November 2007, the Company acquired the German company DYNAenergetics GmbH and Co. KG (“DYNAenergetics”) and certain affiliates.  DYNAenergetics was comprised of two primary businesses: explosive metalworking and oilfield products.  This acquisition expanded the Company’s explosive metalworking operations in Europe and added a complimentary business segment, oilfield products.  During 2008 and with an effective date of January 1, 2008, the explosive metalworking assets and business operations of DYNAenergetics were transferred into Dynaplat GmbH & Co KG (“Dynaplat”), a newly formed 100% owned operating subsidiary of the Company.  DYNAenergetics retained the assets, operations and joint venture investments of the oilfield products business.

On October 1, 2009, the Company acquired all of the stock of Alberta, Canada based LRI Oil Tools Inc. (“LRI”) which is now operating under the name of DYNAenergetics Canada.  DYNAenergetics Canada produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with the Company’s Oilfield Products segment, and had served for several years as its sole Canadian distributor.

On March 3, 2010, we signed a definitive agreement to acquire the assets of Texas-based Austin Explosives Company, which has been a long-time distributor of DYNAenergetics shaped charges.  The purchase price for Austin’s assets is $7.0 million, $3.5 million of which is payable in cash and the balance of which is payable in shares of our stock, cash or a combination of both, at our selection.  The acquisition is expected to close during the second quarter of 2010.

Our current explosive metalworking segment is comprised of the Company’s US Clad operations as well as the assets and operations purchased in the Nobelclad and Dynaplat acquisitions.  The oilfield products segment is comprised entirely of DYNAenergetics and its subsidiaries and joint ventures.  Our third segment is AMK Welding.  Property locations for these operations are listed in detail in Item 2.

Employees

As of December 31, 2009, we employed 377 permanent employees, the majority of whom are engaged in manufacturing operations, with the remainder being engaged in sales and marketing or corporate functions.

The majority of our manufacturing employees are not unionized.  Of the 377 permanent employees, 167 are U.S. based, 115 are based in Germany at the Dynaplat and DYNAenergetics facilities, 59 are based in France at the Nobelclad facility, 28 are based in Canada at the DYNAenergetics Canada facilities and 8 are based in Sweden at Nitro Metall.  Approximately 60% of our German-based employees are members of trade unions.  About 45% of Nobelclad’s employees and all Nitro Metall employees are members of trade unions.  In addition, we also use a number of temporary workers at any given time, depending on the workload.

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

Proprietary Knowledge, Permits and Patents

Protection of Proprietary Information.  We hold patents related to the business of explosive metalworking and metallic processes and also own certain registered trademarks, including Detaclad®, Detacouple®, Dynalock®, EFTEK®, ETJ 2000® and NOBELCLAD®. Although the patents for the explosion-welded cladding process have expired, our current product application patents expire on various dates through 2020.  Since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business, and the expiration of any single patent is not expected to have a material adverse effect on our operations.  Much of the manufacturing expertise lies in the knowledge of the factors that affect the quality of the finished clad product, including the types of metals to be explosion-welded, the setting of the explosion, the composition of the explosive, and the preparation of the plates to be bonded.  We have developed this specialized knowledge over our 40 years of experience in the explosive metalworking business.  We are very careful in protecting our proprietary know-how and manufacturing expertise, and we have implemented measures and procedures to ensure that the information remains confidential. We hold various patents and licenses through our DYNAenergetics perforating business, but some of the patents are not yet registered. As with the explosive metalworking business segment, since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business, and the expiration of any single patent is not expected to have a material adverse effect on our current operations.  The Dynaplat division of DMC Clad is protected through business secrets not through patents.

Permits.  Explosive metalworking and the production of perforation products involve the use of explosives, making safety a critical factor in our operations.  In addition, explosive metalworking and the production of oilfield products are highly regulated industries for which detailed permits are required.  These permits require renewal every three or four years, depending on the permit.  See Item 1A — Risk Factors — Risk Factors Related to the Dynamic Materials Corporation — We are subject to extensive government regulation and failure to comply could subject us to future liabilities and could adversely affect our ability to conduct or to expand our business for a more detailed discussion of these permits.

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

	(Dollars in Thousands)

	For the years ended December 31,
	2009	2008	2007
United States	$62,955	$82,036	$64,734
India	14,395	7,237	2,355
Canada	12,991	11,685	12,588
Germany	11,702	24,449	8,626
China	7,122	8,203	10,790
Italy	6,570	9,517	5,461
France	5,788	10,447	5,280
South Korea	5,424	12,938	16,904
Russia	4,649	3,604	607
Switzerland	3,252	1,922	665
Australia	3,229	11,307	1,039
Spain	3,001	7,208	3,492
Kazakhstan	2,889	2,418	151
Netherlands	2,736	4,093	3,033
United Arab Emirates	2,227	600	377
Malaysia	1,872	1,914	2,154
Sweden	1,345	1,388	1,378
United Kingdom	1,275	3,184	1,278
Mexico	1,073	2,396	1,082
Other foreign countries	10,403	26,031	23,181

Total	$164,898	$232,577	$165,175

Company Information

We are subject to the informational requirements of the Securities Exchange Act of 1934.  We therefore file periodic reports, proxy statements and other information with the Securities Exchange Commission (the “SEC”).  Such reports may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, D.C. 20549, or by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically.

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

ITEM 1A.               Risk Factors

Risk Factors Related to the Explosive Metalworking Industry

We have seen a recent slow down in some of our markets and experienced a significant decline in 2009 sales and backlog.

During the fourth quarter of 2008, we began to see a slowdown in DMC Clad sales to some of the markets we serve which continued into 2009 and contributed to a 31.2% decline in our 2009 sales.  Our order backlog has decreased to $49.6 million at December 31, 2009 from $97.2 million at December 31, 2008.  The explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  We have already seen a slowdown in the chemical, petrochemical and hydrometallurgy sectors.  A further economic slowdown in one or all of these industries—whether due to traditional cyclicality, general economic conditions or other factors—could impact capital expenditures within that industry.  If demand from such industries were to decline further or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

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

Our operations involve the detonation of large amounts of explosives.  As a result, we are required to use specific safety precautions under U.S. Occupational Safety and Health Administration guidelines and guidelines of similar entities in Germany, France and Sweden.  These include precautions which must be taken to protect employees from exposure to sound and ground vibration or falling debris associated with the detonation of explosives.  There is a risk that an accident or death could occur in one of our facilities.  Any accident could result in significant manufacturing delays, disruption of operations or claims for damages resulting from death or injuries, which could result in decreased sales and increased expenses. To date, we have not incurred any significant delays, disruptions or claims resulting from accidents at our facilities.  The potential liability resulting from any accident or death, to the extent not covered by insurance, may require us to use other funds to satisfy our obligations and could cause our business to suffer.  See “Our use of explosives is an inherently dangerous activity that could lead to temporary or permanent closure of our shooting sites” below.

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

Risk Factors Related to DYNAenergetics

Potential downturns in the oil and gas industry and related services industry could have a negative impact on DYNAenergetics’s economic success.

The oil and gas industry is unpredictable and has historically been subject to occasional downturns.  Demand for DYNAenergetics’ products is linked to the financial success of the oil and gas industry as a whole, and downturns in the oil and gas industry, especially in the rate of well drilling, could negatively impact DYNAenergetics’ economic success.  Demand for oil and gas drives oil and gas field production and exploration, and with it the demand for services and products produced by DYNAenergetics as recently decreased. Sales of our DYNAenergetics products in 2009 were down by approximately 22% from our 2008 sales. A variety of factors affect the demand for DYNAenergetics products, including governmental regulation of oil and gas industry and markets, international and domestic prices for oil and gas, weather conditions, the financial condition of DYNAenergetics’ clients, and consumption patterns of oil and gas.

The manufacturing of explosives subjects DYNAenergetics to various environmental, health and safety laws.

DYNAenergetics is subject to a number of environmental, health, and safety laws and regulations, the violation of which could result in significant penalties.  DYNAenergetics’ continued success depends on continued compliance with applicable laws and regulations.  In addition, new environmental, health and safety laws and regulations could be passed which could create costly compliance issues.  While DYNAenergetics endeavors to comply with all applicable laws and regulations, compliance with future laws and regulations may not be economically feasible or even possible.

DYNAenergetics’ continued economic success depends on remaining at the forefront of innovation in the perforating industry.

DYNAenergetics’ position in the perforation market depends in part on its ability to remain an innovative leader in the field.  The ability to remain competitive depends in part on the retention of talented personnel.  DYNAenergetics may be unable to remain an innovative leader in the perforation market segment or may be unable to retain top talent in the field.

Risk Factors Related to Dynamic Materials Corporation

Continued weakness in the general global economy may adversely affect certain segments of our end market customers and reduce our sales and results of operations.

We supply products to customers that fabricate industrial equipment for various capital-intensive industries.  Continuation of the current weakness in the general global economy may adversely affect our end market customers, causing them to cancel or postpone new plant or infrastructure construction, expansion, maintenance, or retrofitting projects that use our DMC Clad products.  Similarly, decreased oil and gas well drilling will reduce the sales of our DYNAenergetics products.  Any decrease in the demand for gas turbines and airplane engines will reduce the demand for the work performed by our AMK division.  The global general economic climate may lessen demand for our products and reduce our sales and results of operations.

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

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

We are parties to a syndicated credit agreement that, as of December 31, 2009, had an outstanding balance of approximately $44.8 million.  Our credit agreement includes various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and limits on capital expenditures and other investments.  We are also required to maintain certain financial ratios on a quarterly basis.  A breach of any of these covenants could result in acceleration of our obligations to repay our debt.  On October 21, 2009, we and our lenders amended the credit agreement to revise the leverage ratios and fixed charge coverage ratios that we are required to satisfy on a quarterly basis throughout the term of the credit facility, which expires on November 16, 2012.  These revised ratios eased the Company’s ability to comply with certain covenants of the credit agreement.  As of

December 31, 2009, we were in compliance with all financial covenants and other provisions of the credit agreement and our other loan agreements.

As a result of the slowdown in our business during 2009 which has continued into the early part of 2010, our ability to comply with these amended financial covenants as of March 31, 2010 and subsequent quarters in 2010 could be challenged.  Furthermore, our ability to comply with these covenants and ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities. Obtaining a waiver or amendment may be costly or impracticable. It would be difficult to liquidate assets sufficient to immediately repay our outstanding indebtedness under our credit facility.

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

DYNAenergetics competes principally with perforating companies based in North and South America who produce and market perforating services and products.  DYNAenergetics also competes with oil and gas service companies who are able to satisfy a portion of their perforating needs through in-house production.  To remain competitive, DYNAenergetics must continue to provide innovative products and maintain an excellent reputation for quality, safety, and value.  There can be no assurances that we will continue to compete successfully against these companies.

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

A significant portion of our net sales is derived from a relatively small number of customers although sales to no one customer exceeded 10% during any of the last three years. We expect to continue to depend upon our principal customers for a significant portion of our sales, although our principal customers may not continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition, and results of operations. In past years, the majority of DMC Clad’s revenues have been derived from customers in the oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration industries and the majority of AMK Welding’s revenues have been derived from customers in the aircraft engine and power generation industries. Economic downturns in these industries could have a material adverse effect on our business, financial condition, and results of operations.

DYNAenergetics, which contributed approximately 13% to our 2009 sales, has customers throughout the world.  The Russian market is currently DYNAenergetics’ largest market with more than 30% of its sales coming from that market.  Economic or political instability in Russia could have a material adverse affect on DYNAenergetics’ business and operating results.

AMK Welding, contributed approximately 6% to our 2009 sales, continues to rely primarily on one customer for the majority of its sales. This customer and AMK Welding have entered into a long-term supply agreement for certain of the services provided to this customer.  Any termination of or significant reduction in AMK Welding’s business relationship with this customer could have a material adverse effect on AMK Welding’s business and operating results.

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

We and all our activities in the United States are subject to federal, state and local environmental and safety laws and regulations, including but not limited to, noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations issued and laws enforced by the labor and employment departments of the U.S. and the states in which we conduct business, by the U.S. Department of Commerce, the U.S. Environmental Protection Agency, and by state and local health and safety agencies.  In Germany, we and all our activities are subject to various safety and environmental regulations of the federal state which are enforced by the local authorities, including the Federal Act on Emission Control (Bundesimmissionsschutzgesetz).  The Federal Act on Emission Control permits are held by companies jointly owned by DYNAenergetics and the other companies that are located at the Würgendorf and Troisdorf manufacturing sites and are for an indefinite period of time.  In France, we and all our activities are subject to state environmental and safety regulations established by various departments of the French Government, including the Ministry of Labor, the Ministry of Ecology and the Ministry of Industry, and to local environmental and safety regulations and administrative procedures established by DRIRE (Direction Régionale de l’Industrie, de la Recherche et de l’Environnement) and the Préfecture des Pyrénées Orientales.  In Sweden, we and all our activities are subject to various safety and environmental regulations, including those established by the Work Environment Authority of Sweden in its Work Environment Act.  In addition, our shooting operations in Germany,

France and Sweden may be particularly vulnerable to noise abatement regulations because these operations are primarily conducted outdoors. The Dillenburg facility is operated based on a mountain plan (“Bergplan”), which is a specific permit granted by the local mountain authority. This permit must be renewed every three years.

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

We are also subject to extensive environmental and occupational safety regulation, as described below under “Liabilities under environmental and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities, as well as the assessment of strict liability and/or joint and several liability” and “The use of explosives subjects us to additional regulation, and any accidents or injuries could subject us to significant liabilities.”

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

We are subject to the risk of work stoppages and other labor relations matters, particularly in Germany, France, and Sweden, where some of our employees are unionized. The employees at our U.S. facilities, where the majority of products are manufactured, are not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations. We have not experienced a strike or work stoppage in the last 3 years.  However, if a work stoppage occurs at one or more of our facilities, it may materially impair our ability to operate our business in the future.

As we regularly test the value of goodwill associated with our recent acquisitions, economic conditions may lead to an impairment of such goodwill.

We review the carrying value of goodwill at least annually to assess impairment because it is not amortized.  Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing in the fourth quarter of 2009 did not result in a determination that any of our goodwill was impaired.  However, future impairment is possible and could occur if (i) the operating results underperform what we have estimated or (ii) additional volatility of the capital markets should cause us to raise the percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

We are exposed to potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of many of our operating subsidiaries.

Many of our operating subsidiaries conduct business in Euros or other foreign currency.  Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience unrealized foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example DYNAenergetics’ functional currency is Euros, but its sales often occur in U.S. dollars.  Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for us is to the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

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

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania.  We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and have entered into new license and risk allocation agreements relating to the use of a secondary shooting site that is located within a few miles of our Mount Braddock, Pennsylvania manufacturing facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock manufacturing facility. The lease for the Dunbar property will expire on December 15, 2010, but we have options to renew the lease which extend through December 15, 2029.  The license and risk allocation agreements will expire on December 31, 2018, but we have options to renew these agreements through December 31, 2028.  Our German subsidiary, DYNAenergetics, has a manufacturing site in Troisdorf, Germany, and leases space for a sales office in Laatzen, Germany.  Our German subsidiary, Dynaplat, has a manufacturing site in Würgendorf and a shooting site in Dillenburg, Germany.  Portions of these sites are leased and portions are owned.  The lease expiration dates for our Troisdorf, Würgendorf, and Dillenburg manufacturing sites are February 28, 2011; December 31, 2010; and August 31, 2011, respectively.  Our French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France, and Tautavel, France (except for a small portion in Tautavel that is leased).  This lease expires on December 31, 2011, and may be extended.  Our Swedish subsidiary, Nitro Metall, owns the land and buildings housing its manufacturing operations in Likenas, Sweden.  The buildings and land at the Nitro Metall shooting site in Likenas, Sweden, and the sales office in Filipstad, Sweden are leased. The lease in Filipstad is automatically renewed every year.  The sites in Pennsylvania; Würgendorf, Germany; France; and Sweden are part of the Explosive Metalworking segment.  The DYNAenergetics manufacturing sites are leased.  These leases expire on February 28, 2011.  In addition, we own the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.  Our Canadian subsidiary, DYNAenergetics Canada leases office and warehouse space in various cities throughout Alberta, Canada.  They also lease bunkers for storage of their explosives in various locations throughout Alberta, Canada.  These agreements are on a month to month basis.

Below is a chart summarizing our properties, including their location, type, size, whether owned or leased and lease terms, if applicable.

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	14,630 sq. ft.	Leased	November 30, 2015, with renewal options through November 30, 2021

Mt. Braddock, Pennsylvania	Clad Plate Manufacturing	48,000 sq. ft.	Owned

Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2010, with renewal options through December 15, 2029

Rivesaltes, France	Clad Plate Manufacturing, Nobelclad Europe Sales and Administration Office	53,000 sq. ft.	Owned

Tautavel, France	Clad Shooting Site	114 acres	107 acres owned, 7 acres leased	December 31, 2011

Likenas, Sweden	Clad Plate Manufacturing	26,000 sq. ft.	Owned

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Likenas, Sweden	Clad Plate Shooting Site	15 acres	Leased	January 1, 2016

Filipstad, Sweden	Nitro Metall Sales Office	850 sq. ft.	Leased	January 1, 2010 (renews annually)

South Windsor, Connecticut	AMK Welding	33,850 sq. ft.	Owned

Troisdorf, Germany	DYNAENERGETICS, Manufacturing	263,201 sq. ft.	Leased	December 31, 2015

Würgendorf, Germany	Dynaplat, Manufacturing	Land: 25 acres Building: 20,312 sq. ft.	Owned

		2,756 sq. ft.	Leased	August 31, 2011, with renewal options through August 31, 2016

Dillenburg Germany	Dynaplat Shooting site	7 acres	Owned

		9,849 sq. ft.	Leased	August 31, 2011, with renewal options through August 31, 2021

Würgendorf, Germany	Dynaplat Sales	1,572 sq. ft.	Leased	January 31, 2011, with renewal options through January 31, 2014

Würgendorf, Germany	DYNAenergetics Administration	2,799 sq. ft.	Leased	January 31, 2011, with renewal options through January 31, 2014

Laatzen, Germany	DYNAENERGETICS Sales	2,314 sq. ft.	Leased	Open terms, but can be cancelled with a six month notice

Alberta, Canada	DYNAenergetics Canada, Manufacturing	160 acres	Owned

Edmonton, Alberta	DYNAenergetics Canada, Storage magazines	45.56 acres	Leased	Month to month agreement

Alberta, Canada	Various storage magazines		Leased	Month to month agreement

Edmonton, Alberta	DYNAenergetics Canada, Sales office and warehouse	24,000 sq. ft.	Leased	January 31, 2014

Grande Prairie, Alberta	DYNAenergetics Canada, Sales office and warehouse	6,000 sq. ft.	Leased	March 31, 2012, with renewal options through March 31, 2017

Lloydminster, Alberta	DYNAenergetics Canada, Sales office and warehouse	5,460 sq. ft	Leased	October 31, 2011

Red Deer, Alberta	DYNAenergetics Canada, Sales office and warehouse	3,313 sq. ft.	Leased	November 30, 2010, with options to renew through November 30, 2013

Calgary, Alberta	DYNAenergetics Canada, Sales office	200 sq. ft	Leased	December 31, 2010

ITEM 3.                  Legal Proceedings

Although we may in the future become a party to litigation, there are no pending legal proceedings against us.

ITEM 4.                  Reserved

PART II

ITEM 5.              Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq National Market (“Nasdaq”) under the symbol “BOOM.”  The following table sets forth quarterly high and low sales prices for the common stock during our last two fiscal years, as reported by Nasdaq.

	High	Low
2009

First Quarter	$21.40	$4.95
Second Quarter	$23.17	$8.94
Third Quarter	$20.63	$14.18
Fourth Quarter	$21.00	$17.51

2008

First Quarter	$62.50	$38.97
Second Quarter	$49.85	$32.57
Third Quarter	$33.94	$22.12
Fourth Quarter	$23.40	$10.82

As of February 28, 2010, there were approximately 382 holders of record of our common stock.

We declared and paid a $0.12 and $0.15 per share dividend in 2009 and 2008 respectively.  We may pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.  Any determination to pay cash dividends will be at the discretion of the Board of Directors.

FINANCIAL PERFORMANCE

The following graph compares the performance of the common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (US) Index. The comparison of total return (change in year end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2004, in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (US) Index with investment weighted on the basis of market capitalization.  Historical results are not necessarily indicative of future performance.

Total Return Analysis	12/31/04	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09
Dynamic Materials Corporation	$100	$496.83	$467.28	$978.80	$322.37	$334.72
Nasdaq Non-Financial Stocks	$100	$102.26	$112.14	$127.21	$58.25	$87.83
Nasdaq Composite (US)	$100	$102.13	$112.19	$121.68	$58.64	$84.28

ITEM 6.                  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The 2007 selected financial data include the operating results of DYNAenergetics from the November 15, 2007, acquisition date through December 31, 2007, and balance sheet information as of December 31, 2007.  The 2009 selected financial data includes the operating results of LRI from the October 1, 2009, acquisition date through December 31, 2009, and balance sheet information as of December 31, 2009.

	(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2009	2008	2007	2006	2005
Statement of Operations
Net sales	$164,898	$232,577	$165,175	$113,472	$79,291
Cost of products sold	121,779	161,732	110,168	71,439	55,856

Gross profit	43,119	70,845	55,007	42,033	23,435
Cost and expenses	26,881	32,793	16,115	11,930	7,667

Income from operations	16,238	38,052	38,892	30,103	15,768
Other (income) expense, net	3,311	4,778	158	(505)	163

Income before income taxes	12,927	33,274	38,734	30,608	15,605
Income tax provision	4,378	9,206	14,147	11,341	5,233

Income from continuing operations	8,549	24,068	24,587	19,267	10,372
Discontinued operations, net of tax	—	—	—	1,497	—

Net income	$8,549	$24,068	$24,587	$20,764	$10,372

Income from continuing operations per share:
Basic	$0.67	$1.89	$2.02	$1.62	$0.92
Diluted	$0.66	$1.87	$1.99	$1.57	$0.86
Net income per share:
Basic	$0.67	$1.89	$2.02	$1.75	$0.92
Diluted	$0.66	$1.87	$1.99	$1.69	$0.86
Weighted average number of shares outstanding:
Basic	12,640,069	12,445,685	12,083,851	11,841,373	11,290,053
Diluted	12,662,440	12,554,402	12,273,135	12,213,075	12,086,884

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.15	$0.15	$0.15	$0.10

Financial Position
Current assets	$87,974	$91,049	$94,730	$63,847	$36,552
Total assets	225,176	229,586	240,899	84,973	55,311
Current liabilities	42,135	45,747	58,818	25,297	14,838
Long-term debt	34,556	46,514	62,051	382	2,221
Other non-current liabilities	16,374	18,823	21,751	1,714	3,297
Stockholders’ equity	132,111	118,502	98,279	57,580	34,955

Selected unaudited quarterly financial data for the years ended December 31, 2009 and 2008 are presented below:

	(Dollars in Thousands, Except Per Share Data)

	Year ended December 31, 2009
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$49,759	$37,819	$34,690	$42,630

Gross profit	$15,328	$9,154	$8,754	$9,883

Net income	$4,916	$1,515	$1,096	$1,022

Net income per share - basic	$0.38	$0.12	$0.09	$0.08

Net income per share - diluted	$0.38	$0.12	$0.08	$0.08

	Year ended December 31, 2008
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$58,393	$63,183	$52,380	$58,621

Gross profit	$17,711	$19,049	$17,025	$17,060

Net income	$5,245	$6,210	$7,223	$5,390

Net income per share - basic	$0.42	$0.49	$0.57	$0.42

Net income per share - diluted	$0.41	$0.49	$0.57	$0.42

The net income per share for the 2009 and 2008 quarters, when totaled, does not equal net income per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

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

Executive Overview

Prior to late 2007, our business had been organized into two segments:  Explosive Metalworking (which we also refer to as DMC Clad) and AMK Welding.  On November 15, 2007, we acquired 100% ownership of a German company, DYNAenergetics.  DYNAenergetics operates two distinct businesses which have historically been known as Dynaplat and DYNAenergetics.  Dynaplat is a manufacturer of explosion clad products similar to those manufactured by DMC Clad, and its operating results from the date of acquisition are included in our Explosive Metalworking segment.  DYNAenergetics manufactures a number of products for the perforation of oil and gas wells and also distributes a line of seismic products for oil and gas exploration activities.  DYNAenergetcs’ operating results from the date of acquisition are reported under a new segment that we have named “Oilfield Products.”

In 2009, Explosive Metalworking accounted for 81% of our net sales and 106% of our income from operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 13% and 6%, respectively, of our 2009 net sales.  In 2008 and 2007, Explosive Metalworking accounted for more than 84% and 94% of our net sales, respectively, and 91% and 97% of income from operations, respectively.

Our 2009 net sales decreased by $67,679, or 29.1%, compared to 2008 net sales.  The year-to-year consolidated net sales decrease reflects sales decreases of $60,903 (31.2%) for our Explosive Metalworking segment, $6,069 (21.8%) for our Oilfield Products segment and $707 (7.3%) for AMK Welding.  Income from operations decreased 57.3% to $16,238 in 2009 from $38,052 in 2008.  This $21,814 decrease reflects declines in the operating income reported by our Explosive Metalworking, Oilfield Products and AMK Welding segments of $16,619, $4,214 and $793, respectively, and an increase in stock-based compensation expense of $188.  Reported consolidated operating income for 2009 and for 2008 includes amortization expense of $5,064 and $7,382, respectively, relating to purchased intangible assets associated principally with our acquisition of DYNAenergetics.  Our net income decreased by 64.5% to $8,549 in 2009 from $24,068 in 2008.

Impact of Current Economic Situation on the Company.

The Company was only minimally impacted in 2008 by the global economic slowdown.  However, during 2009, we have seen a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Despite the slowdown we have already seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains healthy, and we continue to track an extensive list of large infrastructure projects. While timing of new order inflow remains difficult to predict, we believe that our Explosive Metalworking segment is well-positioned to benefit as global economic conditions improve.

As a result of our Explosive Metalworking backlog decreasing from $97,247 at December 31, 2008 to $49,584 at December 31, 2009 and relatively low booking activity during the first two months of 2010, we believe that our 2010 consolidated net sales could decline by as much as 10% from consolidated net sales that we reported in 2009.  However, if booking activity for both our Explosive Metalworking and Oilfield Products business segments improves during the middle quarters of 2010, our 2010 consolidated net sales could approach those of 2009.  In light of the slowdown in order inflow that we have experienced, we continue to manage expenses carefully.  Despite the significant sales and net income declines that we reported in 2009, we generated cash flow from operations of $29,540 in 2009 and expect to generate positive cash flow from operations for the full year 2010.

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

Income taxes

Our effective income tax rate increased to 33.9% in 2009 from 27.7% in 2008.  Income tax provisions on the earnings of Nobelclad, Nitro Metall, Dynaplat, DYNAenergetics, DYNAenergetics Canada, and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German, Canadian, and Luxembourg statutory tax rates for the applicable years.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our effective tax rate on our projected consolidated pre-tax income to range between 33% and 35%.

Backlog

We use backlog as a primary means of measuring the immediate outlook for our business.  We define “backlog” at any given point in time as consisting of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized.

Our backlog with respect to the Explosive Metalworking segment decreased to $49,584 at December 31, 2009, from $97,247 at December 31, 2008.  In light of the slowdown in order inflow and decrease in backlog that we have experienced, we are currently anticipating that our consolidated net sales for fiscal 2010 will be in a range of flat to down 10% from the consolidated net sales that we reported in 2009.

Year ended December 31, 2009 compared to Year Ended December 31, 2008

Net sales

				Percentage
	2009	2008	Change	Change
Net sales	$164,898	$232,577	$(67,679)	(29.1)%

Net sales for 2009 decreased 29.1% to $164,898 from $232,577 in 2008. Explosive Metalworking sales decreased 31.2% to $134,096 in 2009 (81.3% of total sales) from $194,999 in 2008 (83.8% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves and includes approximately $5.0 million of unfavorable foreign exchange translation adjustments.

Oilfield Products contributed $21,764 to sales in 2009 (13.2% of total sales) compared to $27,833 in 2008 (12.0% of total sales).  The $6,069 or 21.8% decline in sales, which includes incremental sales of $1,544 from the LRI acquisition, reflects both a volume decrease and a negative impact of approximately $900 from unfavorable foreign exchange adjustments.

AMK Welding contributed $9,038 to 2009 sales (5.5% of total sales) versus sales of $9,745 in 2008 (4.2% of total sales), a decline of 7.3%.

Gross profit

				Percentage
	2009	2008	Change	Change
Gross profit	$43,119	$70,845	$(27,726)	(39.1)%
Consolidated gross profit margin rate	26.1%	30.5%

Gross profit decreased by 39.1% to $43,119 in 2009 from $70,845 in 2008.  Our 2009 consolidated gross profit margin rate decreased to 26.1% from 30.5% in 2008.  The gross profit margin for Explosive Metalworking decreased 10.9% from 30.3% in 2008 to 27.0% in 2009.  Oilfield Products reported a gross margin of 22.3% in 2009 compared to a gross margin of 31.9% in 2008.  The gross profit margin for AMK Welding decreased to 27.0% in 2009 from 32.9% in 2008.

The decreased 2009 gross profit margin rate for Explosive Metalworking relates almost entirely to our European cladding operations where the gross margin rate for the year was 36% lower than the gross margin rate reported in 2008 on a year-to-year sales decline of 37%.  Our U.S. clad division reported only a slightly lower gross margin rate of 34.3% in 2009 compared to 34.8% in 2008 despite a 27% drop in sales.  Historically, gross margins for our European explosion welding divisions have been lower than those reported by our U.S. division due to less efficient fixed manufacturing cost structures associated with our smaller European facilities.  We have taken steps to reduce fixed manufacturing overhead costs at all of our facilities, but the benefit of these actions on our 2010 gross margin performance will likely be offset by the expected continuation of a very competitive pricing environment.  During 2009 the gross margins that we reported in our quarterly financial statements ranged from a low of 22.8% in the fourth quarter to a high of 31.8% in the first quarter.   We expect to see continued fluctuations in our quarterly gross margin rates during 2010 that result from anticipated fluctuations in quarterly sales volume and changes in product mix. Based upon the composition of our December 31, 2009 backlog and the current competitive pricing environment, we expect full year 2010 gross margins to be in a range of 22% to 24% for our Explosive Metalworking segment.

The large decrease in Oilfield Products’ 2009 gross margin relates principally to the 21.8% sales decline discussed above and resultant less favorable absorption of fixed manufacturing overhead expenses but also includes the impact of non-recurring costs associated with the relocation of certain production activities during the second quarter of 2009 and year-to-year changes in product/customer mix.  Based upon expected improvement in this segment’s sequential quarterly sales performance during 2010, we expect Oilfield Products to report gross margins in the range of 28% to 30% for the full year 2010 with gradual improvement in quarter-to-quarter gross margins if expected sales increases are realized.

The decrease in the AMK Welding gross margin relates principally to an increase in manufacturing overhead associated with engineering and product development expenses as AMK seeks to expand both its service offerings and customer base.  AMK Welding sales and gross margins for the full year 2010 are expected to be comparable to those reported in 2009.

General and administrative expenses

				Percentage
	2009	2008	Change	Change
General & administrative expenses	$12,980	$14,256	$(1,276)	(9.0)%
Percentage of net sales	7.9%	6.1%

General and administrative expenses decreased by $1,276, or 9.0%, to $12,980 in 2009 from $14,256 in 2008.  Excluding incremental fourth quarter 2009 general and administrative expenses of $374 relating to the October 1, 2009 acquisition of LRI which included $177 of transaction related expenses, our general and administrative expenses decreased by $1,650 or 11.6%.  General and administrative expenses of our European divisions decreased by $467, or 8.2%, as a result of a 1.9% decrease in net expenses as measured in Euros and $309 in favorable foreign exchange translation adjustments.  Our U.S. general and administrative expenses decreased by $1,183 or 13.9%. The U.S. decrease reflects a $231 increase in stock-based compensation expense offset by a $632 decrease in accrued incentive compensation, a reduction of $354 in legal and consulting expenses, and a net decrease of $428 in other spending categories. As a percentage of net sales, general and administrative expenses increased to 7.9% in 2009 from 6.1% in 2008.

Selling expenses

				Percentage
	2009	2008	Change	Change
Selling expenses	$8,837	$11,155	$(2,318)	(20.8)%
Percentage of net sales	5.4%	4.8%

Selling expenses, which include sales commissions of $1,387 in 2009 and $2,351 in 2008, decreased by 20.8% to $8,837 in 2009 from $11,155 in 2008.  Excluding incremental selling expenses of $422 associated with the LRI acquisition, our selling expenses decreased by $2,740 or 24.6%.  The $2,740 decrease in our consolidated selling expenses includes decreased selling expenses of $1,643 and $1,097 at our European and U.S. divisions, respectively. The decrease in European selling expenses relates principally to staff reductions within our European explosion welding divisions and lower sales commissions and also includes $327 of favorable foreign exchange translation adjustments. The $1,097 decrease in our U.S. selling expenses reflects decreased sales commissions of $427, a $298 decrease in accrued incentive compensation, a $214 decrease in travel expenses, a $144 decrease in bad debt expense and a $194 reduction in business development, advertising and promotional expenses that were partially offset by a net increase of $180 in other spending categories.  As a percentage of net sales, selling expenses increased to 5.4% in 2009 from 4.8% in 2008.

Amortization expenses

				Percentage
	2009	2008	Change	Change
Amortization expense of purchased intangible assets	$5,064	$7,382	$(2,318)	(31.4)%
Percentage of net sales	3.1%	3.2%

Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with our November 15, 2007 acquisition of DYNAenergetics and our October 1, 2009 acquisition of LRI.  Amortization expense for 2009 includes $3,511, $1,173, and $380 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for 2008 includes $2,055, $3,694, $1,232, and $401 relating to values assigned to order backlog, customer relationships, core technology, and trademarks/trade names, respectively. The value assigned to order backlog was fully amortized during the first six months of 2008.  Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,603 in 2010, and 2010 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.

Operating income

				Percentage
	2009	2008	Change	Change
Operating income	$16,238	$38,052	$(21,814)	(57.3)%

Income from operations (“Operating Income”) decreased by 57.3% to $16,238 in 2009 from $38,052 in 2008.  Explosive Metalworking reported operating income of $20,835 in 2009 as compared to $37,454 in 2008.  This 44.4% decrease is largely attributable to the 31.2% decrease in net sales and 10.9% decline in the 2009 gross margin rate as discussed above. Operating results of Explosive Metalworking for 2009 and 2008 include $2,407 and $4,596, respectively, of amortization expense of purchased intangible assets.

Oilfield products reported an operating loss of $2,742 in 2009 as compared to operating income of $1,472 in 2008.  This $4,214 decline is largely attributable to the 21.8% decrease in net sales and 30.1% decline in the 2009 gross margin rate as discussed above.  Operating results of Oilfield Products for 2009 and 2008 include $2,657 and $2,786, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $1,570 in 2009, a decrease of 33.6% from the $2,363 that it reported in 2008.  This decline is largely attributable to the 7.3% decrease in net sales and 17.9% decline in the 2009 gross margin rate as discussed above.

Operating income in 2009 and 2008 includes $3,425 and $3,237, respectively, of stock-based compensation expense.  This expense is not allocated to our business segments and thus is not included in the above 2009 and 2008 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding.  Stock-based compensation expense in 2010 is expected to approximate $3,400.

Interest income (expense), net

				Percentage
	2009	2008	Change	Change
Interest income (expense), net	$(3,257)	$(4,783)	$1,526	(31.9)%

We recorded net interest expense of $3,257 in 2009 compared to net interest expense of $4,783 in 2008.  This decrease in net interest expense reflects repayments on term loans with our bank syndicate and a German bank of $13,614 and $876, respectively, and lower average interest rates on our European borrowings.

Income tax provision

				Percentage
	2009	2008	Change	Change
Income tax provision	$4,378	$9,206	$(4,828)	(52.4)%
Effective tax rate	33.9%	27.7%

We recorded an income tax provision of $4,378 in 2009 compared to $9,206 in 2008.  The effective tax rate increased to 33.9% in 2009 from 27.7% in 2008.  The 2009 and 2008 income tax provisions include $5,659 and $7,656, respectively, related to U.S. taxes, with the remainder relating to net foreign tax benefits in 2009 and net foreign taxes in 2008 associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as DYNAenergetics and Dynaplat and their related holding companies in Germany and Luxembourg.  The 2009 effective tax rate of 33.9% is slightly higher than the full year expected tax rate of 32% to 33% that was disclosed at the end of the third quarter and relates to a higher than previously expected contribution to 2009 consolidated pre-tax income by our U.S. operations.  Our U.S. tax rate is higher than the average tax rate for our European subsidiaries.

The 2008 effective tax rate of 27.7% was much lower than our 2009 effective tax rate of 33.9%.  This deviation arose primarily from the completion during the third quarter of 2008 of an Internal Revenue Service examination and from adjustments that were identified during the third quarter 2008 preparation and filing of our 2007 federal and state tax returns.  The closure of the Internal Revenue Service examination enabled us to record previously unrecognized tax benefits of approximately $300 (net) in 2008.  The “book-to-return” adjustments favorably impacted our third quarter 2008 tax provision by approximately $1,100 and related primarily to apportionment factors utilized to compute state income taxes.  Largely as a result of these third quarter 2008 tax provision adjustments, our full year 2008 blended effective tax rate was reduced to 27.7%.

Our blended effective tax rate for 2010 is expected to range from 33% to 35% based on projected pre-tax income.

Adjusted EBITDA

				Percentage
	2009	2008	Change	Change
Adjusted EBITDA	$29,769	$53,202	$(23,433)	(44.0)%

Adjusted EBITDA is a non-GAAP measure that we use as an indicator of the ongoing operating performance and the cash generating ability of the Company.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	2009	2008
Income from operations	$16,238	$38,052
Adjustments:
Stock-based compensation	3,425	3,237
Depreciation	5,042	4,531
Amortization of purchased intangibles	5,064	7,382

Adjusted EBITDA	$29,769	$53,202

Adjusted EBITDA decreased 44.0% to $29,769 in 2009 from $53,202 in 2008 primarily due to the decrease in operating income of $21,814 and the decrease in amortization expense of $2,318.

Year ended December 31, 2008 compared to Year Ended December 31, 2007

Net sales

				Percentage
	2008	2007	Change	Change
Net sales	$232,577	$165,175	$67,402	40.8%

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

AMK Welding contributed $9,745 to 2008 sales (4.2% of total sales) versus sales of $7,192 in 2007 (4.4% of total sales).  The 35.5% increase in AMK Welding’s sales reflects an increase of more than 60% in ground-based gas turbine sales. Ground power sales, which include a mix of production and development work, comprised more than 80% of AMK’s 2008 sales as compared to approximately 66% in 2007.  AMK’s commercial and military aircraft sales, which represented approximately 15% of 2008 sales and approximately 32% of 2007 sales, decreased by more than 35% in 2008.

Gross profit

				Percentage
	2008	2007	Change	Change
Gross profit	$70,845	$55,007	$15,838	28.8%
Consolidated gross profit margin rate	30.5%	33.3%

Gross profit increased by 28.8% to $70,845 in 2008 from $55,007 in 2007.  Our 2008 consolidated gross profit margin rate decreased to 30.5% from 33.3% in 2007.  The gross profit margin for Explosive Metalworking decreased from 33.6% in 2007 to 30.3% in 2008.  The gross profit margin for AMK Welding increased to 32.9% in 2008 from 30.8% in 2007, with this improvement being largely attributable to the 35.5% increase in AMK’s sales volume as discussed above.  Oilfield Products reported a gross margin of 31.9% on 2008 sales of $27,833 as compared to a gross margin of 26.6% on its 2007 sales of $2,545.

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

General and administrative expenses

				Percentage
	2008	2007	Change	Change
General & administrative expenses	$14,256	$8,049	$6,207	77.1%
Percentage of net sales	6.1%	4.9%

General and administrative expenses increased by $6,207, or 77.1%, to $14,256 in 2008 from $8,049 in 2007.  Excluding incremental DYNAenergetics’ general and administrative expenses of $4,448 in 2008 and $338 for the period from November 15 through December 31, 2007, our general and administrative expenses increased by $2,097.  This increase includes an increase of $1,161 in stock-based compensation expense and an impact of $467 from annual salary adjustments and staffing changes.  As a percentage of net sales, general and administrative expenses increased to 6.1% in 2008 from 4.9% in 2007.

Selling expenses

				Percentage
	2008	2007	Change	Change
Selling expenses	$11,155	$6,875	$4,280	62.3%
Percentage of net sales	4.8%	4.2%

Selling expenses, which include sales commissions of $1,515 in 2008 and $1,692 in 2007, increased by 62.3% to $11,155 in 2008 from $6,875 in 2007.  Excluding incremental DYNAenergetics’ selling expenses of $3,669 in 2008 and $527 for the period from November 15 through December 31, 2007, selling expenses increased by $1,138.  This increase reflects an increase in stock-based compensation expense of $550, an impact of $380 from annual salary adjustments and staffing changes and an increase in travel expenses of $344 that were partially offset by a decrease in commissions of $177.  As a percentage of net sales, selling expenses increased to 4.8% in 2008 from 4.2% in 2007.

Amortization expenses

				Percentage
	2008	2007	Change	Change
Amortization expense of purchased intangible assets	$7,382	$1,191	$6,191	519.8%
Percentage of net sales	3.2%	0.7%

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

Operating income

				Percentage
	2008	2007	Change	Change
Operating income	$38,052	$38,892	$(840)	(2.2)%

Income from operations of continuing operations (“Operating Income”) decreased by 2.2% to $38,052 in 2008 from $38,892 in 2007.  Explosive Metalworking reported operating income of $37,454 in 2008 as compared to $38,902 in 2007.  This 3.7% decrease is largely attributable to the decline in gross margin rates from 33.6% in 2007 to 30.3% in 2008 and increased operating expenses of $6,839 relating to the acquired Dynaplat business, including an increase of $3,751 in amortization expense of purchased intangible assets. Operating results of Explosive Metalworking for 2008 and 2007 include $4,596 and $845, respectively, of amortization expense of purchased intangible assets.

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

Interest income (expense), net

				Percentage
	2008	2007	Change	Change
Interest income (expense), net	$(4,783)	$(24)	$(4,759)	NM

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

Income tax provision

				Percentage
	2008	2007	Change	Change
Income tax provision	$9,206	$14,147	$(4,941)	(34.9)%
Effective tax rate	27.7%	36.5%

We recorded an income tax provision of $9,206 in 2008 compared to $14,147 in 2007.  The effective tax rate decreased to 27.7% in 2008 from 36.5% in 2007.  The 2008 and 2007 income tax provisions include $7,656 and $12,105, respectively, related to U.S. taxes, with the remainder relating to foreign taxes associated with the operations of Nobelclad and its Swedish subsidiary, Nitro Metall, as well as the newly acquired DYNAenergetics operations. The deviation in the effective rate arose primarily from the completion during the 2008 third quarter of an Internal Revenue Service examination and from adjustments that were identified during the third quarter 2008 preparation and filing of our 2007 federal and state tax returns.  The closure of the Internal Revenue Service examination enabled the Company to record previously unrecognized tax benefits of approximately $300 (net) in 2008.  The “book-to-return” adjustments favorably impacted the third quarter 2008 tax provision by approximately $1,100 and related primarily to apportionment factors utilized to compute state income taxes.  Largely as a result of these third quarter tax provision adjustments, our full year 2008 blended effective tax rate was reduced to 27.7%.

Adjusted EBITDA

				Percentage
	2008	2007	Change	Change
Adjusted EBITDA	$53,202	$43,540	$9,662	22.2%

Adjusted EBITDA is a non-GAAP measure that we use as an indicator of the ongoing operating performance and the cash generating ability of the Company.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	2008	2007
Income from operations	$38,052	$38,892
Adjustments:
Stock-based compensation	3,237	1,301
Depreciation	4,531	2,156
Amortization of purchased intangibles	7,382	1,191

Adjusted EBITDA	$53,202	$43,540

Adjusted EBITDA increased 22.2% to $53,202 in 2008 from $43,540 in 2007 primarily due to an increase in amortization expense of $6,191, an increase in depreciation expense of $2,375, and an increase in stock based compensation expense of $1,936.

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

As mentioned above, two significant financial covenants under our credit facility, the leverage ratio and fixed charge coverage ratio requirements, were recently amended to ease the Company’s ability to comply with these covenants.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the years ended December 31, 2008 and 2009, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of December 31, 2009, the maximum leverage ratio permitted by our credit facility was 2.0 to 1.0. The actual leverage ratio as of December 31, 2009 was 1.69 to 1.0. The maximum leverage ratio permitted as of March 31, June 30, September 30 and December 31, 2010 is 2.25 to 1.0, 2.25 to 1.0, 2.0 to 1.0 and 1.5 to 1.0, respectively.

The fixed charge ratio, as defined in the credit facility, means, for any period, the ratio of Earnings Available for Fixed Charges to Fixed Charges.  Earnings Available for Fixed Charges equals Consolidated EBITDA plus lease expenses minus cash income taxes and non-financed capital expenditures.  Fixed Charges equals the sum of cash interest expense, lease expense, scheduled principal payments and cash dividends.  As of December 31, 2009, the minimum fixed charge ratio permitted by our credit facility was 1.1 to 1.0. The actual fixed charge ratio as of December 31, 2009 was 1.31 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending March 31, June 30, September 30 and December 31, 2010 is 0.8 to 1.0, 0.8 to 1.0, 1.0 to 1.0 and 1.0 to 1.0, respectively.

As a result of the slowdown in our business during 2009 which has continued into the early part of 2010, our ability to comply with amended financial covenants as of March 31, 2010 and subsequent quarters in 2010 could be challenged. However, we believe that our strong December 31, 2009 cash position combined with our ability to generate additional operating cash flow during 2010 will enable us to work successfully with our lenders to further amend the credit facility if the Company’s ability to comply with current financial covenants comes into question.

In connection with the October 1, 2009 acquisition of LRI, we assumed outstanding debt obligations including line of credit loans, loans with the former owners and capital lease obligations in the amounts of $2,676 (2,883 CAD), $2,445 (2,634 CAD) and $432 (465 CAD), respectively.

As of December 31, 2009, term loans of $31,005 and 9,646 Euros ($13,826) were outstanding under the credit facility, $1,505 was outstanding under term loan obligations of DYNAenergetics and $1,269 was outstanding under loan agreements with the former owners of LRI.  We had no outstanding revolving credit borrowings under our syndicated credit agreement or under our separate DYNAenergetics’ line of credit agreements.  We had $1,774 outstanding under the line of credit assumed with the acquisition of LRI.  While we had approximately $44,800 of unutilized revolving credit loan capacity as of December 31, 2009 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

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

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of December 31, 2009, we were in compliance with all financial covenants and other provisions of our debt agreements.

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2009:

	Payment Due by Period
	As of December 31, 2009
	Less than			More than
	1 Year	1-3 Years	3-5 Years	5 Years	Total
Total long-term debt obligations (1)	$15,262	$33,322	$798	$—	$49,382

Interest expense (2)	2,393	1,779	25	—	4,196

Capital lease obligations (3)	336	388	84	—	808

Operating lease obligations (4)	1,356	1,217	590	160	3,323

License agreements obligations (5)	232	464	464	928	2,088

Purchase obligations (6)	8,493	—	—	—	8,493

Total	$28,072	$37,170	$1,961	$1,088	$68,290

(1)  Amounts represent future cash payments on our debt obligations and are reflected in accompanying Consolidated Balance Sheets.

(2)  Amounts represent future cash payments of interest expense on our debt obligations.  December 31, 2009 interest rates assumed for variable rate debt.

(3)  The present value of these capital lease obligations are included in our Consolidated Balance Sheets.  See Note 9 of the Notes to Consolidated Financial Statements for additional information.

(4)  The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2009.  Our operating lease obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(5)  The license agreements obligations presented reflect future minimum payments due under non-cancelable portions of our agreements as of December 31, 2009.  Our license agreements obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(6)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business.  These amounts are not reflected in accompanying Consolidated Balance Sheets.

For more information about our debt obligations, see Note 5 to our consolidated financial statements elsewhere in this annual report.

Cash flows from operating activities

Net cash flows provided by operating activities for 2009 totaled $29,540.  Significant sources of operating cash flow included net income of $8,549, non-cash depreciation and amortization expense of $10,403, stock-based compensation of $3,425 and net positive changes in working capital of $10,168.  Deferred income tax benefits of $2,784 partly offset these sources of operating cash flows.  Positive cash flows from changes in working capital included decreases in accounts receivables and inventories and increases in customer advances of $11,891, $6,604, and $3,813, respectively.  These were partly offset by increases in prepaid expenses of $571 and decreases in accounts payables and accrued expenses and other liabilities of $8,045 and $3,524, respectively.

Net cash flows provided by operating activities for 2008 totaled $34,003.  Significant sources of operating cash flow included net income of $24,068, non-cash depreciation and amortization expense of $12,192 and stock-based compensation of $3,237.  Deferred income tax benefits of $2,079 and negative net changes in working capital of $3,141 partly offset these sources of operating cash flows.  Negative cash flows from changes in working capital included increases in prepaid expenses and decreases in accounts payable, customer advances, and accrued expenses and other liabilities of $2,802, $6,706, $1,833 and $1,143, respectively.  These were partly offset by decreases in restricted cash, accounts receivables, and inventories of $371, $4,061 and $4,911, respectively.

Net cash flows provided by operating activities for 2007 totaled $18,684.  Significant sources of operating cash flow included net income of $24,587, non-cash depreciation and amortization expense of $3,377 and stock-based compensation of $1,301.  Negative net changes in working capital of $10,200 partly offset these sources of operating cash flows.  Negative cash flows from changes in working capital included increases in accounts receivable and inventories and decreases in accrued expenses and other liabilities of $9,670, $6,386 and $1,072, respectively, which were partly offset by decreases in restricted cash and increases in accounts payable and customer advances of $3,059, $1,429 and $1,916, respectively.

Cash flows from investing activities

Net cash flows used in investing activities for 2009 totaled $4,142 and consisted primarily of $3,917 in capital expenditures and $284 of cash paid in connection with the acquisition of LRI.

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

Cash flows from financing activities

Net cash flows used in financing activities for 2009 totaled $17,730.  Significant uses of cash for financing activities included $9,760 for scheduled term loan principal payments under our syndicated credit agreement, $3,854 in required prepayments of term loans under our syndicated credit agreement from excess cash flow we generated in 2008, payments on loans with their former LRI owners of $1,231, repayments of LRI’s bank line of credit of $952, payment of annual dividends of $1,028 and $876 in principal payments on our Nord LB term loans.  Sources of cash flow from financing activities included $425 in net proceeds from the issuance of common stock relating to the exercise of stock options and $90 for excess tax benefits related to stock option exercises.

Net cash flows used in financing activities for 2008 totaled $17,249.  Significant uses of cash for financing activities included repayments of DYNAenergetics’ bank lines of credit of $7,579, $6,282 for scheduled term loan principal payments under our syndicated credit agreement, payment of annual dividends of $1,894, $1,045 in principal payments on our Nord LB term loans and $426 on a final principal payment on a term loan with a French bank.  Sources of cash flow from financing activities included $441 in net proceeds from the issuance of common stock relating to the exercise of stock options and $143 for excess tax benefits related to stock option exercises.

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

Business Combinations

We account for our business acquisitions using the purchase method of accounting. We allocate the total cost of the acquisition to the underlying net assets based on their respective estimated fair values. As part of this allocation process, we identify and attribute values and estimated lives to the intangible assets acquired. These determinations involve significant estimates and assumptions regarding multiple, highly subjective variables, including those with respect to future cash flows, discount rates, asset lives, and the use of different valuation models and therefore require considerable judgment. Our estimates and assumptions are based, in part, on the availability of listed market prices or other transparent market data. These determinations affect the amount of amortization expense recognized in future periods. We base our fair value estimates on assumptions we believe to be reasonable but are inherently uncertain.

Effective January 1, 2009 we account for business acquisitions in accordance with new Financial Accounting Standards Board (“FASB”) guidance which applies prospectively to business acquisitions with a closing date following the effective date.  This new guidance significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements.  The adoption of this guidance in 2009 did not have a significant impact on our results of operations or financial position including the impact of the acquisition of LRI.

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

Our impairment testing in the fourth quarter of 2009 did not result in a determination that any of our goodwill was impaired.  The fair value of the Oilfield Products reporting unit was $74.2 million at December 31, 2009 compared to its carrying value of $63.6 million.  A discount rate of 17% was utilized in the income approach component of the model used to measure fair value.  A future impairment is possible and could occur if (i) the unit’s operating results underperform what we have estimated or (ii) additional volatility of the capital markets or other factors should cause us to raise the percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

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

Stock-Based Compensation Expense

We are required to account for stock-based compensation under fair value recognition provisions.  The stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  The fair value of restricted stock awards is based on the fair value of the Company’s stock on the date of grant.  Determining the appropriate fair value model and calculating the fair value of stock options at the grant date requires judgment, including estimating stock price volatility, forfeiture rates, and expected option life.

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

Forward-Looking Statements

This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the safe harbor provisions of the Private Securities Litigations Reform Act of 1995.  These statements include information with respect to our financial condition and its results of operations and businesses.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

ITEM 7A.        Quantitative and Qualitative Disclosure about Market Risk

Interest Rate Risk

Our interest rate risk management policies are designed to reduce the potential earnings volatility that could arise from changes in interest rates.  Through the use of interest rate swaps, we aim to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of our assets and liabilities.  See Note 2 to the Consolidated Financial Statements for further information on interest rate risk management.

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars.  Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively.  Sales made in currencies other than U.S. dollars accounted for 45%, 47%, and 28% of total sales for the years ended 2009, 2008, and 2007, respectively.

ITEM 8.           Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2009 and 2008 and for Each of the Three Years Ended

December 31, 2009, 2008 and 2007

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynamic Materials Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 12, 2010

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

(Dollars in Thousands)

	2009	2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$22,411	$14,360
Accounts receivable, net of allowance for doubtful accounts of $390 and $614, respectively	25,807	34,719
Inventories	32,501	35,300
Prepaid expenses and other	2,397	2,956
Related party receivable and loan	2,806	2,611
Current deferred tax assets	2,052	1,103

Total current assets	87,974	91,049

PROPERTY, PLANT AND EQUIPMENT	64,944	58,454
Less - Accumulated depreciation	(22,892)	(17,997)

Property, plant and equipment, net	42,052	40,457

GOODWILL, net	43,164	43,066

PURCHASED INTANGIBLE ASSETS, net	49,079	52,264

DEFERRED TAX ASSETS	332	331

OTHER ASSETS, net	1,443	1,449

INVESTMENT IN JOINT VENTURES	1,132	970

TOTAL ASSETS	$225,176	$229,586

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2009 AND 2008

(Dollars in Thousands, Except Share Data)

	2009	2008
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$9,183	$15,402
Accrued expenses	4,808	6,605
Dividend payable	515	—
Accrued income taxes	1,485	846
Accrued employee compensation and benefits	4,048	5,579
Customer advances	6,528	2,685
Related party accounts payable	—	17
Lines of credit	1,777	—
Current maturities on long-term debt	13,485	14,450
Current portion of capital lease obligations	306	163

Total current liabilities	42,135	45,747

LONG-TERM DEBT	34,120	46,178

CAPITAL LEASE OBLIGATIONS	436	336

DEFERRED TAX LIABILITIES	15,217	16,833

OTHER LONG-TERM LIABILITIES - RELATED PARTY	—	303

OTHER LONG-TERM LIABILITIES	1,157	1,687

Total liabilities	93,065	111,084

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 12,870,363 and 12,780,877 shares issued and outstanding, respectively	643	639
Additional paid-in capital	46,080	42,050
Retained earnings	85,048	78,042
Other cumulative comprehensive income (loss)	340	(2,229)

Total stockholders’ equity	132,111	118,502

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$225,176	$229,586

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Thousands, Except Share Data)

	2009	2008	2007
NET SALES	$164,898	$232,577	$165,175

COST OF PRODUCTS SOLD	121,779	161,732	110,168

Gross profit	43,119	70,845	55,007

COSTS AND EXPENSES:
General and administrative expenses	12,980	14,256	8,049
Selling expenses	8,837	11,155	6,875
Amortization expense of purchased intangible assets	5,064	7,382	1,191

Total costs and expenses	26,881	32,793	16,115

INCOME FROM OPERATIONS	16,238	38,052	38,892

OTHER INCOME (EXPENSE):
Other expense, net	(275)	(269)	(158)
Interest expense	(3,473)	(5,472)	(722)
Interest income	173	642	692
Related party interest income	43	47	6
Equity in earnings of joint ventures	221	274	24

INCOME BEFORE INCOME TAXES	12,927	33,274	38,734

INCOME TAX PROVISION	4,378	9,206	14,147

NET INCOME	$8,549	$24,068	$24,587

INCOME PER SHARE:
Basic	$0.67	$1.89	$2.02
Diluted	$0.66	$1.87	$1.99

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING -
Basic	12,640,069	12,445,685	12,083,851
Diluted	12,662,440	12,554,402	12,273,135

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$0.15	$0.15

The accompanying notes are in integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Amounts in Thousands)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income
	Shares	Amount	Capital	Earnings	Income/(loss)	Total	for the Period
Balances, December 31, 2006	11,982	$599	$22,166	$33,102	$1,713	$57,580
Shares issued for DYNAenergetics acquisition	251	13	13,496	—	—	13,509
Shares issued in connection with stock compensation plans	201	10	881	—	—	891
Excess tax benefit related to stock options	—	—	402	—	—	402
Stock-based compensation	—	—	1,301	—	—	1,301
Dividends	—	—	—	(1,821)	—	(1,821)
Net income	—	—	—	24,587	—	24,587	24,587
Derivative valuation, net of tax of $90	—	—	—	—	(147)	(147)	(147)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,977	1,977	1,977
Balances, December 31, 2007	12,434	622	38,246	55,868	3,543	98,279	26,417
Shares issued in connection with stock compensation plans	347	17	424	—	—	441
Excess tax benefit related to stock options	—	—	143	—	—	143
Stock-based compensation	—	—	3,237	—	—	3,237
Dividends	—	—	—	(1,894)	—	(1,894)
Net income	—	—	—	24,068	—	24,068	24,068
Derivative valuation, net of tax of $430	—	—	—	—	(739)	(739)	(739)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,033)	(5,033)	(5,033)
Balances, December 31, 2008	12,781	639	42,050	78,042	(2,229)	118,502	18,296
Shares issued for LRI acquisition	5	—	94	—	—	94
Shares issued in connection with stock compensation plans	84	4	421	—	—	425
Excess tax benefit related to stock options	—	—	90	—	—	90
Stock-based compensation	—	—	3,425	—	—	3,425
Dividends	—	—	—	(1,543)	—	(1,543)
Net income	—	—	—	8,549	—	8,549	8,549
Derivative valuation, net of tax of $221	—	—	—	—	432	432	432
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,137	2,137	2,137
Balances, December 31, 2009	12,870	$643	$46,080	$85,048	$340	$132,111	$11,118

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Thousands)

	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,549	$24,068	$24,587
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	5,042	4,531	2,156
Amortization of purchased intangible assets	5,064	7,382	1,191
Amortization of capitalized debt issuance costs	297	279	30
Stock-based compensation	3,425	3,237	1,301
Deferred income tax benefit	(2,784)	(2,079)	(357)
Equity in earnings of joint ventures	(221)	(274)	(24)
Change in (excluding assets acquired):
Restricted cash	—	371	3,059
Accounts receivable, net	11,891	4,061	(9,670)
Inventories	6,604	4,911	(6,386)
Prepaid expenses and other	(571)	(2,802)	524
Accounts payable	(8,045)	(6,706)	1,429
Customer advances	3,813	(1,833)	1,916
Accrued expenses and other liabilities	(3,524)	(1,143)	(1,072)

Net cash provided by operating activities	29,540	34,003	18,684

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of LRI, net of cash acquired	(284)	—	—
Acquisition of DYNAenergetics, net of cash acquired	—	(559)	(81,224)
Acquisition of property, plant and equipment	(3,917)	(9,925)	(8,979)
Change in other non-current assets	59	20	(87)

Net cash used in investing activities	(4,142)	(10,464)	(90,290)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2009, 2008 AND 2007

(Dollars in Thousands)

	2009	2008	2007
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowed under syndicated credit agreement	—	—	65,480
Payment on syndicated term loans	(13,614)	(6,282)	—
Payments on loans with former owners of LRI	(1,231)	—	—
Payment on term loan with French bank	—	(426)	(397)
Payment on Nord LB term loans	(876)	(1,045)	(258)
Payments on bank lines of credit, net	(952)	(7,579)	(524)
Payment on capital lease obligations	(203)	(389)	(34)
Payment of dividends	(1,028)	(1,894)	(1,821)
Payment of deferred debt issuance costs	(341)	(218)	(1,534)
Change in other long-tem liabilities	—	—	87
Net proceeds from issuance of common stock to emplolyees and directors	425	441	891
Excess tax benefit related to exercise of stock options	90	143	402

Net cash provided by (used in) financing activities	(17,730)	(17,249)	62,292

EFFECTS OF EXCHANGE RATES ON CASH	383	(975)	473

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,051	5,315	(8,841)

CASH AND CASH EQUIVALENTS, beginning of the period	14,360	9,045	17,886

CASH AND CASH EQUIVALENTS, end of the period	$22,411	$14,360	$9,045

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$3,017	$5,037	$454
Income taxes, net	$6,132	$11,838	$14,960

NON-CASH FINANCING ACTIVITY:
Common stock issued for acquisitions	$94	$—	$13,509
Debt assumed in acquisitions	$5,553	$—	$11,833

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009

(Currency Amounts in Thousands, Except Per Share Data)

(1)       ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (the “Company”) was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware during 1997. The Company is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, Germany, France, Canada, and Sweden. Customers are located throughout the world. The Company currently operates under three business segments — Explosive Metalworking, in which metals are metallurgically joined or altered by using explosives; Oilfield Products, which manufactures, markets, and sells oil field perforating equipment and explosives; and AMK Welding, which utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines. The Company has five wholly-owned operating subsidiaries, Nobelclad Europe S.A. (“Nobelclad”), Nitro Metall Aktiebolag (“Nitro Metall”), DYNAenergetics GmbH and Co. KG (“DYNAenergetics”), Dynaplat GmbH and Co. KG (“Dynaplat”) and DYNAenergetics Canada.  DYNAenergetics and Dynaplat were acquired in 2007 as described below and DYNAenergetics Canada was acquired in 2009 (as LRI Oil Tools, Inc.) which is also described below.  In addition, the Company has four wholly owned holding companies.  Dynamic Materials Luxembourg S.ar.l 1, Dynamic Materials Luxembourg S.ar.l 2 and DYNAenergetics Holding GmbH were established in connection with the acquisition of DYNAenergetics and DYNAenergetics NA was established in the connection with the acquisition of LRI Oil Tools, Inc.

2007 Acquisition

On November 15, 2007, the Company and a newly-formed subsidiary, DYNAenergetics Holding GmbH (the “Purchaser”), entered into a Purchase, Sale and Assignment Agreement (the “Purchase Agreement”) with Rolf Rospek, Patrick Xylander, Uwe Gessel, and Oag Beteiligungs-GmbH, a German limited liability company (collectively the “Sellers”).  Pursuant to the terms of the Purchase Agreement, on November 15, 2007, the Purchaser acquired 100% of the issued and outstanding shares of DYNAenergetics Beteiligungs-GmbH and all of the interests in DYNAenergetics GmbH and Co. KG (collectively, “DYNAenergetics”) from the Sellers.  The Company’s statement of operations includes the effect of the DYNAenergetics acquisition from the November 15, 2007, closing date.  Effective January 1, 2008, the explosive metalworking business of DYNAenergetics was transferred into Dynaplat GmbH & Co KG (“Dynaplat”), a newly formed 100% owned operating subsidiary of the Company.  DYNAenergetics retains the operations of the oilfield products business.

2009 Acquisition

On October 1, 2009, the Company acquired all of the stock of Alberta, Canada based LRI Oil Tools Inc (“LRI”), which is now operating under the name DYNAenergetics Canada Inc.  DYNAenergetics Canada produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with the Company’s Oilfield Products segment and had served for several years as its sole Canadian distributor.  The Company’s statement of operations includes the effect of the LRI acquisition from the October 1, 2009 closing date.  See Note 3 for additional disclosures regarding this acquisition.

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

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market value.  Cost elements included in inventory are material, labor, subcontract costs, and factory overhead.  Inventories consist of the following at December 31, 2009 and 2008:

	2009	2008
Raw materials	$10,321	$11,610
Work-in-process	15,963	18,950
Finished goods	5,526	3,903
Supplies	691	837

	$32,501	$35,300

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

Buildings and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years

Property, plant and equipment consist of the following at December 31, 2009 and 2008:

	2009	2008
Land	$2,424	$2,164
Buildings and improvements	20,621	17,265
Manufacturing equipment and tooling	32,671	26,673
Furniture, fixtures and computer equipment	5,177	4,956
Other	2,064	2,658
Construction in process	1,987	4,738

	$64,944	$58,454

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

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired.  Goodwill is not amortized; however, the carrying value of goodwill must be tested annually for impairment on a reporting unit level.   The Company’s policy is to test goodwill in the fourth quarter of each year unless circumstances indicate impairment during an intervening period.  The Company tests goodwill for impairment using the following two-step approach:

The first step is a comparison of each reporting unit’s fair value to its carrying value. The Company estimates fair value using the best information available, including market information and discounted cash flow projections, also referred to as the income approach. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The projections incorporate management’s best estimates of economic and market conditions over the projected period including growth rates in sales and estimates of future expected changes in operating margins and cash expenditures. Other significant estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. Management validates its estimates of fair value under the income approach by comparing the values to fair value estimates using a market approach.

If the carrying value of the reporting unit is higher than its fair value, there is an indication that impairment may exist, and the second step must be performed to measure the amount of impairment loss.  In the second step, the fair value of the reporting unit is allocated to the assets and liabilities of the reporting unit as if it had just been acquired in a business combination and as if the purchase price was equivalent to the fair value of the reporting unit.  The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is referred to as the implied fair value of goodwill. Management then compares that implied fair value of the reporting unit’s goodwill to the carrying value of that goodwill. If the implied fair value is less than the carrying value, the Company recognizes an impairment loss for the excess.

The Company’s impairment testing has not resulted in a determination that any of its goodwill is impaired.  The fair value of the Oilfield Products reporting unit was $74.2 million at December 31, 2009 compared to its carrying value of $63.6 million.  A discount rate of 17% was utilized in the income approach component of the model used to measure fair value.  A future impairment is possible and could occur if (i) the unit’s operating results underperform what the Company has estimated or (ii) additional volatility of the capital markets should cause the Company to raise the discount rate utilized in its discounted cash flow analysis or decrease the multiples utilized in its market-based analysis.  The use of different estimates or assumptions within the discounted cash flow model when determining the fair value of the Company’s reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive
	Metalworking	Oilfield
	Group	Products	Total
Goodwill balance at December 31, 2007	$25,445	$20,417	$45,862
Purchase price adjustment	499	(290)	209
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(445)	(628)	(1,073)
Adjustment due to exchange rate differences	(1,055)	(877)	(1,932)

Goodwill balance at December 31, 2008	$24,444	$18,622	$43,066
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(262)	(347)	(609)
Adjustment due to exchange rate differences	395	312	707

Goodwill balance at December 31, 2009	$24,577	$18,587	$43,164

Purchased Intangible Assets

The Company’s purchased intangible assets include core technology, customer relationships, order backlog and trademarks/trade names.  Impairment, if any, is calculated based upon management evaluation whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required.  Finite lived intangible assets are amortized over the estimated useful life of the related assets which have a weighted average amortization period of 13 years in total.

The weighted average amortization period of the intangible assets by asset category are as follows:

Core technology	20 years
Customer relationships	10 years
Trademarks / Trade names	9 years

The following table presents details of intangible assets as of December 31, 2009:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,347	$(2,555)	$21,792
Customer relationships	33,161	(7,657)	25,504
Trademarks / Trade names	2,613	(830)	1,783

Total intangible assets	$60,121	$(11,042)	$49,079

The following table presents details of intangible assets as of December 31, 2008:

		Accumulated
	Gross	Amortization	Net
Core technology	$23,596	$(1,327)	$22,269
Customer relationships	31,837	(3,980)	27,857
Trademarks / Trade names	2,570	(432)	2,138

Total intangible assets	$58,003	$(5,739)	$52,264

The increase in the gross value of our purchased intangible assets from December 31, 2008 to December 31, 2009 is partly due to the additional intangible assets associated with the acquisition of LRI (see Note 3) with the remaining difference due to the impact of foreign currency translation.

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2010	$5,240
2011	5,079
2012	5,079
2013	5,079
2014	5,079
Thereafter	23,523

$49,079

Other Assets

Included in other assets are net deferred debt issuance costs of $1,344 and $1,360 as of December 31, 2009 and 2008, respectively, which relate to the syndicated credit agreement the Company entered into for the acquisition of DYNAenergetics.  Additional costs of $341 were paid in 2009 in connection with an amendment to the syndicated credit agreement.  The deferred debt issuance costs are being amortized over the five-year term of the syndicated credit agreement.

Customer Advances

On occasion, the Company requires customers to make advance payments prior to the shipment of their orders in order to keep customers’ credit at acceptable levels and to reduce the Company’s inventory investment on large orders.  As of December 31, 2009 and 2008, customer advances totaled $6,528 and $2,685, respectively, and originated from several customers.

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

Net Income Per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted EPS recognizes the potential dilutive effects of dilutive securities. The following represents a reconciliation of the numerator and denominator used in the calculation of basic and diluted EPS:

	For the year ended December 31, 2009
	Income	Shares	EPS
Basic earnings per share:
Net income	$8,549
Less income allocated to Restricted Stock Awards (“RSAs”)	(132)

Net income allocated to common stock for EPS calculation	$8,417	12,640,069	$0.67

Adjust shares for Dilutives:
Stock-based compensation plans		22,371

Diluted earnings per share:
Net income	$8,549
Less income allocated to RSAs	(132)

Net income allocated to common stock for EPS calculation	$8,417	12,662,440	$0.66

	For the year ended December 31, 2008
	Income	Shares	EPS
Basic earnings per share:
Net income	$24,068
Less income allocated to RSAs	(548)

Net income allocated to common stock for EPS calculation	$23,520	12,445,685	$1.89

Adjust shares for Dilutives:
Stock-based compensation plans		108,717

Diluted earnings per share:
Net income	$24,068
Less income allocated to RSAs	(544)

Net income allocated to common stock for EPS calculation	$23,524	12,554,402	$1.87

	For the year ended
	December 31, 2007
	Income	Shares	EPS
Basic earnings per share:
Net income	$24,587
Less income allocated to RSAs	(141)

Net income allocated to common stock for EPS calculation	$24,446	12,083,851	$2.02

Adjust shares for Dilutives:
Stock-based compensation plans		189,284

Diluted earnings per share:
Net income	$24,587
Less income allocated to RSAs	(139)

Net income allocated to common stock for EPS calculation	$24,448	12,273,135	$1.99

Derivative Financial Instruments

The Company uses interest rate swap agreements to manage its interest rate risk on significant portions of its variable rate term loan debt.  The Company’s accounting method for its interest rate swap agreements involves designating the derivative arrangements as hedges in accordance with accounting principals generally accepted in the United States and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap agreement asset or liability.  It is the Company’s policy to execute such arrangements with creditworthy banks.

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

On November 17, 2008, the Company entered into a two-year interest rate swap agreement with an initial notional amount of $40,500 (decreasing to $33,750 in November 2009).  Similar to the interest rate swap agreement described above, this agreement effectively converted the LIBOR based variable rate US borrowings under the syndicated credit agreement to a fixed rate of 4.87% (6.37% effective October 21, 2009 due to an amendment in the Company’s syndicated credit facility and the Company’s current leverage ratio).  The Company also designated the swap agreement as an effective cash flow hedge with matched terms and, as a result, changes in the fair value of the swap agreement were recorded in other comprehensive income with the offset as a swap agreement asset or liability.  During 2009, the Company made an unanticipated repayment of $2,744 on its variable rate US borrowings and elected to de-designate this portion of the cash flow hedge.  The unanticipated principal payment was required under the terms of the Company’s syndicated credit agreement facility since certain annually calculated cash flow measures were met.  Settlements and changes in the fair value related to the de-designated portion of the cash flow hedge are recorded as realized and unrealized gains/losses on swap agreement within other income in the Company’s statement of operations.   The Company recorded an immaterial loss of less than $100 in 2009.

The Company has recorded the fair value of its interest rate swap agreement as follows:

	December 31, 2009		December 31, 2008
Interest rate swap liability	Balance sheet location	Fair value	Balance sheet location	Fair value

Current portion	Accrued expenses	$820	Accrued expenses	$759
Long-term portion	Other long-term liabilities	—	Other long-term liabilities	647

		$820		$1,406

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  Based upon the 150 basis point increase in our LIBOR/EURIBOR basis borrowing spread negotiated in the October 21, 2009 amendment to our credit agreement (see Note 5), we believe the fair value of our long-term debt is approximately 3% less than its carrying value at December 31, 2009.  The majority of the Company’s debt was incurred in connection with the acquisition of DYNAenergetics.

Additionally, the Company has an interest rate swap agreement (see above), which is recorded at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

The Company’s interest rate swap agreement is not exchange listed and is therefore valued with models that use Level 2 inputs.  The degree to which the Company’s credit worthiness impacts the value requires management judgment but as of December 31, 2009 and December 31, 2008, the impact of this assessment on the overall value of the outstanding interest rate swap was not significant and the Company’s valuation of the agreement is classified within Level 2 of the hierarchy.

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

Related Party Transactions

The Company has related party transactions with its unconsolidated joint ventures and the former owners of LRI.  We also had transactions in the period of November 16, 2007 through December 31, 2007, in 2008 and January through September 30, 2009 with LRI who, at the time, was the minority interest partner of one of our consolidated joint ventures.  A summary of related party balances as of December 31, 2009 and 2008 is summarized below:

	As of December 31, 2009			As of December 31, 2008
	Accounts	Accounts	Other	Accounts	Accounts	Other
	receivable from	payable to	long-term	receivable from	payable to	long-term
	and loan to	and loan from	loan from	and loan to	and loan from	loan from
DYNAenergetics RUS	$2,265	$—	$—	$1,582	$—	$—
Perfoline	466	—	—	449	17	—
Former owners of LRI	75	—	—	—	—	—
Minority Interest Partner	—	—	—	580	—	303

Total	$2,806	$—	$—	$2,611	$17	$303

A summary of those transactions for 2009, 2008 and for the period of November 16, 2007 through December 31, 2007 is summarized below:

	2009		2008		2007
		Interest		Interest		Interest
	Sales to	income from	Sales to	income from	Sales to	income from
DYNAenergetics RUS	$2,353	$—	$3,453	$—	$445	$—
Perfoline	86	43	166	47	—	6
KazDYNAenergetics	—	—	—	—	58	—
Minority Interest Partner	745	—	2,728	—	176	—

Total	$3,184	$43	$6,347	$47	$679	$6

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents, and accounts receivable. Generally, the Company does not require collateral to secure receivables.  At December 31, 2009, the Company has no significant financial instruments with off-balance sheet risk of accounting losses, such as options contracts or other foreign currency hedging arrangements.

Other Cumulative Comprehensive Income

Other cumulative comprehensive income (loss) as of December 31, 2009, 2008, and 2007 consisted of the following:

	2009	2008	2007
Currency translation adjustment	$794	$(1,343)	$3,690
Interest rate swap valuation adjustment, net of tax of $299, $520 and $90, respectively	(454)	(886)	(147)

	$340	$(2,229)	$3,543

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance on business combinations and the accounting for noncontrolling interests.  This new guidance significantly changed the accounting for and reporting of business combination transactions and noncontrolling (minority) interests in consolidated financial statements on January 1, 2009.  The adoption of this guidance in 2009 did not have a significant impact on the Company’s results of operations or financial position.  See Note 3 for disclosures regarding the 2009 acquisition of LRI.

In March 2008, the FASB issued authoritative guidance on the disclosures about derivative instruments and hedging activities.  This guidance requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements on January 1, 2009.  The adoption of this guidance in 2009 did not have any impact on the Company’s results of operations or financial position; however, the Company has incorporated the required new disclosures in these consolidated financial statements.

In May 2009, the FASB issued authoritative guidance that provides general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance was effective for financial statements issued for fiscal years and interim periods beginning after June 15, 2009 and the Company’s adoption of this guidance in 2009 did not have a significant impact on the Company’s results of operations or financial position.

Reclassifications

Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform to the 2009 presentation.

(3)       ACQUISITION

As discussed in Note 1, the Company completed its acquisition of LRI on October 1, 2009, which is part of the Oilfield Products business.  LRI produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with the Company’s Oilfield Products segment and had served for several years as its sole Canadian distributor.  From October 1, 2009 through December 31, 2009, LRI contributed net sales of $1,544 and a net operating loss of $36.  The operating loss excludes $165 of non-recurring transaction costs related to the acquisition.

The acquisition was valued at $5,946 and was financed by (i)  the payment of $284 in cash, net of cash acquired of $15, (ii) the issuance of 4,875 shares of common stock of the Company (valued at $94), and (iii) the assumption of $5,553 (5,982 Canadian Dollars (“CAD”)) of LIR’s debt.  The assumed debt consists of $2,676 (2,883 CAD) for a line of credit, $2,445 (2,634 CAD) for loans with the former owners of LRI and $432 (465 CAD) for capital lease obligations.

The purchase price of the acquisition was allocated to the Company’s tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date.  The allocation of the purchase price to the assets and liabilities of LRI was as follows:

Current assets	$5,430
Property, plant and equipment	2,191
Intangible assets	1,117
Deferred tax assets	298
Other assets	1

Total assets acquired	9,037

Line of credit	2,676
Other current liabilities	2,448
Long term debt	2,877
Deferred tax liabilities	643

Total liabilities acquired	8,644

Net assets acquired	$393

The Company acquired identifiable finite-lived intangible assets as a result of the acquisition of LRI.  The finite-lived intangible assets acquired are classified and valued as follows:

		Weighted Average
		Amortization
	Value	Period
Core technology	$347	15 years
Customer relationships	770	15 years

Total intangible assets	$1,117

These amounts are included in Intangible Assets and further discussed in Note 2.

The following table presents the pro-forma combined results of operations assuming (i) the acquisition had occurred on January 1 of the year represented; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the appraised value of the property, plant and equipment; and (iv) reduction of interest expense assuming the Company paid down LRI’s debt by 2,200 CAD (1,200 CAD for the loans to former owners of LRI and 1,000 CAD for the line of credit) immediately following the acquisition:

	(Unaudited)
	For the year ended December 31,
	2009	2008
Net sales	$167,853	$240,068
Income from operations	$14,966	$37,346
Net income	$7,448	$23,356

Net income per share:
Basic	$0.58	$1.83
Diluted	$0.58	$1.82

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

As discussed in Note 1, the Company completed its acquisition of DYNAenergetics on November 15, 2007.  From the date of acquisition through December 31, 2007, DYNAenergetics manufactured clad metal plates and various explosives-related oilfield products and operated under two business segments: Explosive Metalworking and Oilfield Products.  Effective January 1, 2008, the Company split off the Explosive Metalworking business of DYNAenergetics into its newly formed subsidiary, Dynaplat.  DYNAenergetics retained the Oilfield Products business.  The acquisition enhanced the Company’s ability to address growing worldwide demand for clad metal plates and expands the Company’s position in the global explosion welding market.  The addition of the Oilfield Products business segment augments the Company’s involvement in specialized explosive manufacturing processes and positions the Company within the growing international oil and gas services industry.

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

Current assets	$30,222
Property, plant and equipment	8,139
Intangible assets	62,794
Goodwill	45,360
Investment in joint ventures	1,324
Other assets	14

Total assets acquired	147,853

Current liabilities	14,524
Long term debt	11,833
Deferred tax liabilities	19,520
Other long term liabilities	1,096
Minority interest	10

Total liabilities acquired	46,983

Net assets acquired	$100,870

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

(Unaudited)
For the year ended
December 31,
2007
Net sales	$222,004
Income from operations of continuing operations	$43,229
Net income	$24,676

Net income per share:
Basic	$2.01
Diluted	$1.97

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

(4)       INVESTMENT IN JOINT VENTURES

Operating results include the Company’s proportionate share of income from unconsolidated joint ventures, accounted for under the equity method.  These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company’s Oilfield Products business segment) include the following: (1) 65.19% interest in Perfoline, which is a Russian manufacturer of perforating gun systems and (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company’s oilfield products.  Due to certain minority interest veto rights that allow the minority interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements.  Investments in these joint ventures totaled $1,132 and $970 as of December 31, 2009 and 2008.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of December 31, 2009 and 2008 and for the years ended 2009, 2008 and the period from November 15, 2007 through December 31, 2007 is as follows:

	December 31,	December 31,
	2009	2008
Current assets	$5,350	$4,667
Noncurrent assets	655	714
Total assets	$6,005	$5,381

Current liabilities	$2,892	$2,064
Noncurrent liabilities	555	830
Equity	2,558	2,487
Total liabilities and equity	$6,005	$5,381

	2009	2008	2007
Net sales	$6,517	$8,535	$1,377
Operating income	$900	$1,154	$199
Net income	$404	$606	$135
Equity in earnings of joint ventures	$221	$274	$24

(5)       DEBT

Lines of credit consist of the following at December 31, 2009 and 2008:

	2009	2008
HSBC line of credit	$1,774	$—
Commerzbank line of credit	3	—

	$1,777	$—

Long-term debt consists of the following at December 31, 2009 and 2008:

	2009	2008
Syndicated credit agreement term loan	$31,005	$40,500
Syndicated credit agreement Euro term loan	13,826	17,763
Nord LB 3,000 Euro term loan	1,505	2,326
Loans with former owners of LRI	1,269	—
Nord LB 500 Euro term loan	—	39

	47,605	60,628
Less current maturities	(13,485)	(14,450)

Long-term debt	$34,120	$46,178

HSBC Line of Credit

In connection with its October 1, 2009 acquisition of LRI, the Company assumed a line of credit with HSBC Bank Canada (“HSBC”) with a total borrowing capacity of 2,500 CAD.  As of December 31, 2009, borrowings under this line of credit totaled 1,862 CAD ($1,774 based upon the December 31, 2009 exchange rate).  At the Company’s option, this line of credit bears interest at HSBC’s prime rate plus 2.25% (all in rate of 4.5% as of December 31, 2009).  Borrowings under the line of credit are secured by the assets of LRI.   The line of credit has open-ended terms, is subject to periodic reviews, and HSBC can demand repayment at any time.

Lines of Credit with German Banks

In connection with its November 15, 2007 acquisition of DYNAenergetics, the Company assumed four lines of credit with three German banks.  These lines of credit provided a total borrowing capacity of 7,500 Euros and were also used by the Company to issue bank guarantees to its customers to secure advance payments made by them.  During 2008, two of these lines of credit (with a total borrowing capacity of 1,500 Euros) expired.  The remaining two lines of credit had outstanding borrowings of only $3 as of December 31, 2009.  As of December 31, 2009, Bank guarantees secured by the lines of credit totaled 1,526 Euros ($2,187 based upon the December 31, 2009 exchange rate).  The remaining two lines of credit, which each have a borrowing capacity of 3,000 Euros, bear interest at EURIBOR based variable rates with a weighted average interest rate at December 31, 2009 of 2.025%.  Both lines of credit have open-ended terms and can be cancelled by the banks at any time.

Swedish Bank Line of Credit

The Company maintains a 4,000 Swedish Krona line of credit ($557 based upon the December 31, 2009 exchange rate) with a Swedish bank for its Nitro Metall operations.  As of December 31, 2009 and 2008, there were no outstanding borrowings under this line of credit.  Borrowings under the line of credit are secured by real estate used in Nitro Metall’s operations.  This line of credit carries an interest rate equal to the basic rate stipulated by the Central Bank of Sweden (“Repo Rate”), which was .25% as of December 31, 2009.  Consistent with previous years, the line of credit expired on December 31, 2009, and was renewed on January 1, 2010, for an additional one year term.

Syndicated Credit Agreement

The Company entered into a five-year syndicated credit agreement (“credit facility”) on November 15, 2007.  The credit facility, which provides for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks, with JP Morgan Chase Bank, N.A. acting as administrative agent for the U.S. Dollar loans and JP Morgan Europe Ltd. acting as administrative agent for the Euro loans.  The credit facility expires on November 16, 2012.

U.S. Dollar Loans:  At the Company’s option, borrowings under the $45,000 term loan and the $25,000 revolving loan can be in the form of Alternate Base Rate loans (“ABR” borrowings are based on the greater of adjusted Prime rates, adjusted CD rates, or adjusted Federal Funds rates) or one, two, three, or six month LIBOR loans.  ABR loans bear interest at the defined ABR rate plus 1.75% (at the Company’s current leverage ratio) and LIBOR loans bear interest at the applicable LIBOR rate plus 3.25% (at the Company’s current leverage ratio).  As of December 31, 2009, all borrowings under the $45,000 term loan are set with the one month LIBOR option bearing interest at an all-in rate of 6.37% (reflects the impact of the Company’s interest rate swap agreement).  The $45,000 term loan requires annual minimum principal payments beginning with $4,500 paid on November 16, 2008, and ending with $18,000 due on November 16, 2012.  As of December 31, 2009, there were no borrowings under the $25,000 revolving loan.

Euro Loans:  At the Company’s option, borrowings under the 14,000 Euro term loan and 7,000 Euro revolving loan can be based on one, two, three, or six month EURIBOR rates and bear interest at the applicable EURIBOR rate plus 3.25% (at the Company’s current leverage ratio).  As of December 31, 2009, the borrowings under the Euro term loan are based on the three month EURIBOR option bearing interest at an all-in rate of 3.688%.  The Euro term loan requires annual minimum principal payments beginning with 1,400 Euros paid on November 16, 2008 with a final payment of 5,600 Euros due on November 16, 2012.  As of December 31, 2009, there were no borrowings under the 7,000 Euro revolving loan.

The $45,000 and 14,000 Euro term loans are both subject to additional formula-based annual principal payments if certain excess cash flow measures are met.  As of December 31, 2009 and 2008, the Company had classified $2,865 and $3,854, respectively, as current in accordance with this provision of the agreement.  The $3,854 classified as current as of December 31, 2008 was paid in March 2009.

The syndicated credit facility is secured by the assets of the Company including accounts receivable, inventory, and fixed assets.

Loans with Former Owners of LRI

In connection with its October 1, 2009 acquisition of LRI, the Company assumed loans with the former owners of LRI totaling 2,634 CAD.  Following the acquisition, the Company repaid 1,302 CAD of the loans leaving a balance of 1,332 CAD ($1,269 based on the December 31, 2009 exchange rate).  The balance of these loans require principal payments in 35 equal installments beginning on December 1, 2011 with the final payment on October 1, 2014.  These loans bear interest at the prime rate plus 1.25% (3.5% at December 31, 2009).

Term Loan — French Bank

In June 2001, Nobelclad obtained a term loan from a French bank that provided for borrowings of 1,448 Euros which was paid in full in June 2008.

Nord LB Euro Term Loans

In connection with its November 15, 2007, acquisition of DYNAenergetics, the Company assumed two Euro term loans with Nord LB.  The first is a 3,000 Euro ($4,300 based on the December 31, 2009 exchange rate) term loan that DYNAenergetics obtained in September 2006.  This loan, which bears interest at a fixed rate of 5.375%, requires quarterly principal payments of 150 Euros ($215 based on the December 31, 2009 exchange rate) plus interest and matures with the final payment in September 2011.  Borrowings outstanding under this term loan agreement totaled $1,505 as of December 31, 2009.  DYNAenergetics obtained a second term loan from Nord LB for 500 Euros in February 2003 which was paid in full in February 2009.

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  On October 21, 2009, the Company’s credit facility was amended, effective September 30, 2009, to revise the leverage ratios and fixed charge coverage ratios that the Company is required to satisfy on a quarterly basis throughout the term of the credit facility.  These revised ratios will ease the Company’s ability to comply with certain covenants of the credit agreement. The pricing grid applicable to drawn and undrawn amounts under the credit facility was also amended and will increase the Company’s effective interest rate on outstanding borrowings by 1.5% per annum.  As of December 31, 2009, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Scheduled Debt Maturity

The Company’s debt matures as follows:

Year ended December 31-
2010	15,262
2011	13,694
2012	19,628
2013	435
2014	363
Thereafter	—

$49,382

(6)       STOCK OWNERSHIP AND BENEFIT PLANS

Through its 1997 Equity Incentive Plan (“1997 Plan”), the Company had provided for grants of both incentive stock options and non-statutory stock options. On September 21, 2006, the Company’s stockholders approved, and the Company adopted, the 2006 Stock Incentive Plan (“2006 Plan”).  Upon the adoption of the 2006 Plan, the 1997 Plan was terminated with respect to new grants of stock options; however, all unexercised options previously granted under the 1997 Plan remain outstanding.  The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards.  There are a total of 942,500 shares available for grant under the 2006 Plan (which includes 92,500 rolled over from the 1997 Plan).  As of December 31, 2009, the only awards granted under the 2006 Plan were 357,750 shares of restricted stock and restricted stock units leaving 584,750 shares available for future grant.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations:

	2009	2008	2007
Cost of products sold	$339	$393	$168
General and administrative expense	2,280	2,049	888
Selling expense	806	795	245

Stock-based compensation expense before income taxes	3,425	3,237	1,301
Income tax benefit	(1,117)	(1,213)	(232)

Stock-based compensation expense, net of income taxes	$2,308	$2,024	$1,069

Earnings per share impact:
Basic - net income	$0.18	$0.16	$0.09
Diluted - net income	$0.18	$0.16	$0.09

The Company’s stock-based compensation expense results from stock option grants, restricted stock awards, restricted stock units and stock issued under the Employee Stock Purchase Plan.

Stock Options:  The Company’s incentive stock options were granted at exercise prices that equaled the fair market value of the stock at the date of grant based upon the closing sales price of the Company’s common stock on that date. Incentive stock options generally vested 25% annually and expired ten years from the date of grant. Non-statutory stock options were generally granted at exercise prices that equaled the fair market value of the stock at the date of grant.

A summary of stock option activity for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2006	366,600	$5.76
Exercised	(160,600)	4.65
Cancelled	(15,000)	35.21

Balance at December 31, 2007	191,000	$4.39
Exercised	(82,250)	3.27
Cancelled	(3,000)	4.87

Balance at December 31, 2008	105,750	$5.24
Exercised	(77,750)	3.39

Balance at December 31, 2009	28,000	$10.37	5.15	$276,690

Exercisable at December 31, 2009	28,000	$10.37	5.15	$276,690

The intrinsic value of options exercised for the years ended December 31, 2009, 2008, and 2007 was $367, $2,628 and $5,220, respectively.  As of December 31, 2009, there was no unrecognized stock-based compensation cost related to unvested stock options.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2009:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options Outstanding at December 31, 2009	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Exercisable at December 31, 2009	Weighted Average Exercise Price

$1.42 - $1.42	1,000	3.96	$1.42	1,000	$1.42
$4.87 - $4.87	17,000	5.06	$4.87	17,000	$4.87
$20.62 - $20.62	10,000	5.42	$20.62	10,000	$20.62

	28,000	5.15	$10.37	28,000	$10.37

Restricted Stock Awards and Units:  Restricted stock and restricted stock units granted to the executive officers and employees of the Company generally vest in one-third increments on the first, second, and third anniversary of the grant.  Restricted stock granted to directors of the Company vests on the first anniversary of the date of grant.  In 2008, the Company granted 90,000 restricted stock awards under a supplemental executive retirement plan.  100% of these awards vest on the fifth anniversary of the date of grant.  The fair value of the restricted stock awards and restricted stock units are based on the fair value of the Company’s stock on the date of grant and is amortized to compensation expense over the vesting period on a straight line basis.

A summary of the activity of our nonvested shares of restricted stock for the years ended December 31, 2009, 2008, and 2007 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2006	52,250	$33.27
Granted	34,500	35.92
Vested	(15,094)	33.19
Forfeited	(2,000)	32.24

Balance at December 31, 2007	69,656	$34.63
Granted	236,250	37.83
Vested	(38,831)	34.64

Balance at December 31, 2008	267,075	$37.46
Granted	12,000	21.88
Vested	(80,425)	32.84

Balance at December 31, 2009	198,650	$38.39

A summary of the activity of our nonvested restricted stock units for the years ended December 31, 2009 and 2008 is as follows:

	Share Units	Weighted Average Purchase Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Balance at December 31, 2007	—	$—
Granted	22,750	—

Balance at December 31, 2008	22,750	$—
Vested	(7,584)	—

Balance at December 31, 2009	15,166	$—	1.38	$304,078

As of December 31, 2009, there was $4,678 and $204 of total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units, respectively.  The cost is expected to be recognized over a weighted average period of 2.11 years and 1.95 years for the restricted stock awards and restricted stock units, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 450,000 shares of which 42,465 shares remain available for future purchases. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”).  The ESPP provides that full time employees may authorize the Company to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of the Company at the lesser of 85% of the fair market value of the Company’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 10,027; 7,859; and 5,628 shares of the Company’s stock were purchased during the years ended December 31, 2009, 2008, and 2007, respectively.  The Company’s total stock-based compensation expense for 2009, 2008, and 2007 includes $72, $76, and $46 respectively, in compensation expense associated with the ESPP.

401(k) Plan

The Company offers a contributory 401(k) plan to its employees. The Company makes matching contributions equal to 100% of each employee’s contribution up to 3% and 50% of the next 2% contributed by each employee.  Total Company contributions were $316, $323, and $287 for the years ended December 31, 2009, 2008 and 2007, respectively.

(7)       INCOME TAXES

The domestic and foreign components of income before tax for the Company’s operations for the years ended December 31 are summarized below:

	2009	2008	2007
Domestic	$16,451	$25,861	$32,551
Foreign	(3,524)	7,413	6,183

	$12,927	$33,274	$38,734

The components of the provision for income taxes for the years ended December 31 are as follows:

	2009	2008	2007
Current - Federal	$5,707	$8,600	$10,641
Current - State	282	(139)	1,592
Current - Foreign	1,173	3,315	2,271

	7,162	11,776	14,504

Deferred - Federal	(238)	(767)	(105)
Deferred - State	(92)	(38)	(23)
Deferred - Foreign
Tax benefits allocated to reduce
Goodwill	592	569	353
Net operating losses	(4,867)	(256)	(351)
Other	1,821	(2,078)	(231)

	(2,784)	(2,570)	(357)

	$4,378	$9,206	$14,147

A reconciliation of the Company’s income tax provision computed by applying the Federal statutory income tax rate of 35% in 2009, 2008, and 2007 to income before taxes for the years ended December 31 is as follows:

	2009	2008	2007
Federal income tax at statutory rate	$4,525	$11,646	$13,557
State and local tax items not included below, net	(854)	(238)	1,030
Effect of difference between U.S. Federal and Foreign Federal tax rates	2,883	720	131
Permanent differences	(1,963)	(546)	(198)
Tax credits resulting from examination of federal tax returns	—	79	—
Current year tax credits	(163)	(1,716)	(177)
Changes in valuation allowance	—	(170)	(82)
Recognition of previously unrecognized tax benefits	(9)	(380)	—
Other	(41)	(189)	(114)

Provision for income taxes	$4,378	$9,206	$14,147

The Company’s deferred tax assets and liabilities at December 31, 2009 and 2008 consist of the following:

	2009	2008
Deferred tax assets:
Income tax credit carryforward	$1,022	$1,073
Net operating loss carryforward	5,483	616
Inventory differences	156	309
Allowance for doubtful accounts	92	127
Equity compensation	1,363	811
Vacation and other compensation accrual	283	361
Capital lease obligations	106	104
Other, net	471	1,264

Deferred tax assets	8,976	4,665

Deferred tax liabilities:
Purchased intangible assets	(16,735)	(16,834)
Depreciation and amortization	(2,351)	(2,011)
Investment in partnerships and joint ventures	(2,114)	(1,219)
Deferred profit	(609)	—

Deferred tax liabilities	(21,809)	(20,064)

Net deferred tax assets / (liabilities)	$(12,833)	$(15,399)

Net current deferred tax assets / (liabilities)	$2,052	$1,103
Net long-term deferred tax assets / (liabilities)	(14,885)	(16,502)

Net deferred tax assets / (liabilities)	$(12,833)	$(15,399)

As a result of stock option activity in 2009, 2008, and 2007, the Company recorded tax benefits of $90, $143, and $402, respectively, directly to additional paid in capital.  Thus, these tax benefits, which reduce taxes currently payable, are not reflected in the current income tax provision for those years.

As of December 31, 2009, 2008 and 2007, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $15,883, $14,969 and $9,709, respectively.  Deferred income taxes have not been provided on this undistributed income, as the Company does not plan to initiate any action that would require the payment of U. S. income taxes on these earnings.  It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.  As a result of providing current Federal and state income taxes on other remaining undistributed foreign earnings as of December 31, 2007, $43 was included in permanent differences reported in the above income tax rate reconciliations for 2007.  As of December 31, 2009 and 2008, there is no other remaining undistributed foreign income; thus, the permanent differences reported in the above rate reconciliation for 2009and 2008 include a benefit of $147 from reversing the prior provisions for this income.

The components of the income tax carryforward as of December 31, 2009, are U.S. foreign tax credits of $971 (which, if unused, expire between 2012 and 2018) and sundry state tax credits of $51 (which, if unused, expire beginning in 2012).  The components of the income tax credit carryforward as of December 31, 2008, are U.S. foreign tax credits of $1,046 (which, if unused, expire between 2012 and 2018) and sundry state tax credits of $27 (which, if unused, expire beginning in 2012).

As of December 31, 2009, the Company has no state net operating loss carryforwards.  The foreign loss carryforwards are primarily from jurisdictions which do not impose a time limitation on such carryforwards.

Beginning January 1, 2007, the Company was required to begin disclosing any uncertain tax positions.  On January 1, 2007, the Company had $394 of unrecognized tax benefits, all of which would affect our effective tax rate if recognized.  At December 31, 2008, the balance of unrecognized tax benefits was $9 and related to uncertain state tax positions.  The unrecognized tax benefits have been included in other long-term liabilities in 2008.  At December 31, 2009, the balance of unrecognized tax benefits was $0.  A summary of the movements in the Company’s unrecognized tax benefits for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Balance at January 1	$9	$389

Settlements with tax authorities	(9)	(380)

Balance at December 31	$—	$9

The Company recognizes interest and penalties related to uncertain tax positions in operating expense.  As of December 31, 2009, the Company’s accrual for interest and penalties related to uncertain tax positions is insignificant.

The Company’s U.S. Federal tax returns for the tax years 2006-2009 remain open to examination while most of the Company’s state tax returns remain open to examination for the tax years 2004-2008.  The Company’s foreign tax returns remain open to examination for the tax years 2005-2009.

(8)       BUSINESS SEGMENTS

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

Segment information is presented for the years ended December 31, 2009, 2008 and 2007 as follows:

	Explosive Metalworking Group	Oilfield Products	AMK Welding	Total
As of and for the year ended December 31, 2009:
Net sales	$134,096	$21,764	$9,038	$164,898
Depreciation and amortization	$5,988	$3,662	$456	$10,106
Income (loss) from operations	$20,835	$(2,742)	$1,570	$19,663
Equity in earnings of joint ventures	$—	$221	$—	221
Unallocated amounts:
Stock-based compensation				(3,425)
Other expense				(275)
Interest expense				(3,473)
Interest income				216

Consolidated income before income taxes				$12,927

Segment assets	$114,501	$76,325	$5,715	$196,541
Assets not allocated to segments:
Cash and cash equivalents				22,411
Prepaid expenses and other assets				3,840
Deferred tax assets				2,384

Consolidated total assets				$225,176

Capital expenditures	$2,964	$743	$210	$3,917

	Explosive Metalworking Group	Oilfield Products	AMK Welding	Total
As of and for the year ended December 31, 2008:
Net sales	$194,999	$27,833	$9,745	$232,577
Depreciation and amortization	$7,585	$3,893	$435	$11,913
Income (loss) from operations	$37,454	$1,472	$2,363	$41,289
Equity in earnings of joint ventures	$—	$274	$—	274
Unallocated amounts:
Stock-based compensation				(3,237)
Other expense				(269)
Interest expense				(5,472)
Interest income				689

Consolidated income before income taxes				$33,274

Segment assets	$134,665	$69,397	$5,325	$209,387
Assets not allocated to segments:
Cash and cash equivalents				14,360
Prepaid expenses and other assets				4,405
Deferred tax assets				1,434

Consolidated total assets				$229,586

Capital expenditures	$8,859	$879	$187	$9,925

	Explosive Metalworking Group	Oilfield Products	AMK Welding	Total
As of and for the year ended December 31, 2007:
Net sales	$155,438	$2,545	$7,192	$165,175
Depreciation and amortization	$2,591	$451	$305	$3,347
Income (loss) from operations	$38,902	$(126)	$1,417	$40,193
Equity in earnings of joint ventures	$—	$24	$—	24
Unallocated amounts:
Stock-based compensation				(1,301)
Other expense				(158)
Interest expense				(722)
Interest income				698

Consolidated income before income taxes				$38,734

Segment assets	$146,348	$74,190	$6,031	$226,569
Assets not allocated to segments:
Cash and cash equivalents				9,045
Restricted cash				371
Prepaid expenses and other assets				4,144
Deferred tax assets				770

Consolidated total assets				$240,899

Capital expenditures	$7,196	$92	$1,691	$8,979

The geographic location of the Company’s property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2009	2008	2007
United States	$21,393	$22,840	$22,056
Germany	10,388	9,465	7,998
France	6,402	6,463	3,810
Sweden	1,537	1,578	1,499
Canada	2,311	76	83
Kazakhstan	21	35	—
Total	$42,052	$40,457	$35,446

All of the Company’s sales are shipped from the manufacturing locations located in the United States, France, Sweden, and Germany and Canada. The following represents the Company’s net sales based on the geographic location of the customer:

	For the years ended December 31,
	2009	2008	2007
United States	$62,955	$82,036	$64,734
India	14,395	7,237	2,355
Canada	12,991	11,685	12,588
Germany	11,702	24,449	8,626
China	7,122	8,203	10,790
Italy	6,570	9,517	5,461
France	5,788	10,447	5,280
South Korea	5,424	12,938	16,904
Russia	4,649	3,604	607
Switzerland	3,252	1,922	665
Australia	3,229	11,307	1,039
Spain	3,001	7,208	3,492
Kazakhstan	2,889	2,418	151
Netherlands	2,736	4,093	3,033
United Arab Emirates	2,227	600	377
Malaysia	1,872	1,914	2,154
Sweden	1,345	1,388	1,378
United Kingdom	1,275	3,184	1,278
Mexico	1,073	2,396	1,082
Other foreign countries	10,403	26,031	23,181
Total	$164,898	$232,577	$165,175

During the years ended December 31, 2009, 2008, and 2007, no one customer accounted for more than 10% of total net sales.

(9)                      COMMITMENTS AND CONTINGENCIES

The Company leases certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable lease agreements. Certain of these leases (primarily equipment related) are recorded as capital leases.  Amortization expense associated with the capital leases is combined with depreciation expense of fixed assets.  Details of the capital leased assets as of December 31, 2009 and 2008 are as follows:

	2009	2008
Manufacturing equipment and tooling	$1,348	$780
Furniture, fixtures and computer equipment	130	128
Total	1,478	908
Less: Accumulated amortization	(625)	(429)
Net capitalized leased assets	$853	$479

Future minimum rental commitments under non-cancelable leases are as follows:

	Capital Leases	Operating Leases
Year ended December 31 -
2010	$336	$1,356
2011	310	762
2012	78	455
2013	59	408
2014	25	182
Therafter	—	160
Total minimum payments	808	$3,323
Amounts representing interest	(66)
Present value of net minimum lease payments	742
Current portion of capital lease obligations	(306)
Capital lease obligations	$436

Total rental expense included in operations was $1,713, $1,341, and $687 for the years ended December 31, 2009, 2008, and 2007, respectively.

During 2008, the Company entered into a license agreement and a risk allocation agreement related to its U.S. Explosive Metalworking business.  These agreements provide the Company with the ability to perform its explosive shooting process at a second shooting site in Pennsylvania.  Future minimum payments required to be made by the Company under these agreements are as follows:

Year ended December 31 -
2010	$232
2011	232
2012	232
2013	232
2014	232
Therafter	928
Total minimum payments	$2,088

In the normal course of business, the Company is a party to various contractual disputes and claims. After considering the Company’s evaluations by legal counsel regarding pending actions, management is of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations of the Company.

(10)                SUBSEQUENT EVENT

On March 3, 2010, the Company entered into a definitive agreement to acquire the assets of Texas-based Austin Explosives Company, which has been a long-time distributor of DYNAenergetics shaped charges.  The purchase price for Austin’s assets is $7.0 million, $3.5 million of which is payable in cash and the balance of which is payable in shares of the Company’s stock, cash or a combination of both, at our election.  The acquisition is expected to close during the second quarter of 2010.

ITEM 9.                                                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2009.

ITEM 9A.                                            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Annual Report.  There have been no changes in internal control over financial reporting during the fourth quarter of 2009.

Management’s Report on Internal Control over Financial Reporting

The management of Dynamic Materials Corporation (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, management concluded that DMC’s internal control over financial reporting was effective as of December 31, 2009.

DMC’s internal control over financial reporting as of December 31, 2009, has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere herein.

/s/ Yvon Pierre Cariou
Yvon Pierre Cariou
President and Chief Executive Officer
March 12, 2010

/s/ Richard A. Santa
Richard A. Santa
Senior Vice President and Chief Financial Officer
March 12, 2010

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited Dynamic Materials Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynamic Materials Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dynamic Materials Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 12, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 12, 2010

ITEM 9B.                                            Other Information

Not applicable.

PART III

ITEM 10.                                              Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our 2009 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2009.

ITEM 11.                                              Executive Compensation

Item 11 incorporates information by reference to our 2009 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2009.

ITEM 12.                                              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our 2009 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2009.

ITEM 13.                                              Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our 2009 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2009.

ITEM 14.                                              Principal Accountant Fees and Services

Item 14 incorporates information by reference to our 2009 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2009.

ITEM 15.                                              Exhibits and Financial Statement Schedules

(a)(1)                    Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(a)(2)                    Financial Statement Schedules

See Schedule II beginning on page 86 of this Annual Report on Form 10-K.

(a)(3)                    Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly report on Form 10-Q/A for the quarter ended March 31, 2004).
3.2	Bylaws of the Company (incorporated by reference to the Company’s Quarterly report on Form 10-Q/A for the quarter ended March 31, 2004).
10.1

Credit Agreement dated November 16, 2007, by and among the Company, Dynamic Materials Luxembourg 2 Sàrl, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the revolving loan and the term loan, J.P. Morgan Europe Limited, as administrative agent for the euro term loan and JPMorgan Securities Inc., as sole bookrunner and lead arranger (incorporated by reference to the Company’s Form 8-K filed with the Commission on November 19, 2007).

10.2

Purchase, Sale and Assignment Agreement dated November 15, 2007, by and among the Company, DYNAenergetics Holding GmbH, Rolf Rospek, Patrick Xylander, Uwe Gessel, OaG Beteiligungs-GmbH and Volker Mertens (incorporated by reference to the Company’s Form 8-K filed with the Commission on November 19, 2007).

10.3	Employment Agreement, dated as of April 23, 2008, by and between the Company and Yvon Cariou, as amended. *
10.4	Employment Agreement, dated as of April 23, 2008, by and between the Company and Richard A. Santa, as amended *
10.5	Employment Agreement, dated as of April 23, 2008, by and between the Company and John G. Banker, as amended *
10.6

Managing Director Agreement dated November 15, 2007, between Dynaenergetics Beteiligungs-GmbH and Rolf Rospek (incorporated by reference to the Company’s Form 8-K filed with the Commission on November 19, 2007). *

10.7	Form of Indemnification Agreement (incorporated by reference to the Company’s Form 10-Q filed with the Commission on April 28, 2008). *
10.8	Dynamic Materials Corporation 2006 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 2, 2006). *
10.9	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.10	Form of Non-Executive Director Restricted Stock Award Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.11	2008 Dynamic Materials Corporation Short Term Incentive Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on April 30, 2008). *
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION

March 12, 2010	By:	/s/ Richard A. Santa
Richard A. Santa
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yvon Pierre Cariou	President and Chief Executive Officer	March 12, 2010
Yvon Pierre Cariou	(Principal Executive Officer)

/s/ Richard A. Santa	Senior Vice President and Chief Financial Officer	March 12 2010
Richard A. Santa	(Principal Financial and Accounting Officer)

/s/ John G. Banker	Senior Vice President, Customers and Technology	March 12, 2010
John G. Banker	(Executive Officer)

/s/ Dean K. Allen	Chairman and Director	March 12, 2010
Dean K. Allen

/s/ Richard P. Graff	Director	March 12 2010
Richard P. Graff

/s/ Bernard Hueber	Director	March 12, 2010
Bernard Hueber

/s/ Gerard Munera	Director	March 12, 2010
Gerard Munera

/s/ Rolf Rospek	Director	March 12, 2010
Rolf Rospek

DYNAMIC MATERIALS CORPORATION

INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2009

PAGE
Schedule II (a)	86
Schedule II (b)	86
Schedule II (c)	86

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Accounts			Balance at
	beginning	charged to	receivable	Other		end of
	of period	income	written off	Adjustments		period
Year ended -

December 31, 2007	$260	$62	$—	$212	*	$534

December 31, 2008	$534	$80	$—	$—		$614

December 31, 2009	$614	$—	$—	$(224)		$390

* Resulting from the acquisition of DYNAenergetics

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

WARRANTY RESERVE

	Balance at	Additions				Balance at
	beginning	charged to	Repairs	Other		end of
	of period	income	allowed	Adjustments		period
Year ended -

December 31, 2007	$115	$11	$(66)	$353	*	$413

December 31, 2008	$413	$23	$(83)	$—		$353

December 31, 2009	$353	$50	$(105)	$—		$298

* Resulting from the acquisition of DYNAenergetics

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

INVENTORY RESERVE

	Balance at	Additions		Balance at
	beginning	charged to	Inventory	end of
	of period	income	write-offs	period
Year ended -

December 31, 2007	$280	$263	$(278)	$265

December 31, 2008	$265	$235	$(310)	$190

December 31, 2009	$190	$214	$(148)	$256