Form 10-Q
period 2010-03-31
DYNAMIC MATERIALS CORP
filed 2010-04-29
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

The number of shares of Common Stock outstanding was 12,959,663 as of April 29, 2010.

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

PART II - OTHER INFORMATION

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,358	$22,411
Accounts receivable, net of allowance for doubtful accounts of $325 and $390, respectively	16,804	25,807
Inventories	35,529	32,501
Prepaid expenses and other	2,225	2,397
Related party receivables and loans	2,614	2,806
Current deferred tax assets	1,693	2,052

Total current assets	77,223	87,974

PROPERTY, PLANT AND EQUIPMENT	64,313	64,944
Less - accumulated depreciation	(23,620)	(22,892)

Property, plant and equipment, net	40,693	42,052

GOODWILL, net	40,366	43,164

PURCHASED INTANGIBLE ASSETS, net	44,938	49,079

DEFERRED TAX ASSETS	689	332

OTHER ASSETS, net	1,067	1,443

INVESTMENT IN JOINT VENTURES	1,376	1,132

TOTAL ASSETS	$206,352	$225,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	March 31,	December 31,
	2010	2009
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$10,980	$9,183
Accrued expenses	3,924	4,808
Dividend payable	518	515
Accrued income taxes	804	1,485
Accrued employee compensation and benefits	2,993	4,048
Customer advances	12,502	6,528
Lines of credit	1,379	1,777
Current maturities on long-term debt	7,558	13,485
Current portion of capital lease obligations	306	306

Total current liabilities	40,964	42,135

LONG-TERM DEBT	23,958	34,120

CAPITAL LEASE OBLIGATIONS	353	436

DEFERRED TAX LIABILITIES	13,516	15,217

OTHER LONG-TERM LIABILITIES	1,120	1,157

Total liabilities	79,911	93,065

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 12,959,663 and 12,870,363 shares issued and outstanding, respectively	647	643
Additional paid-in capital	46,870	46,080
Retained earnings	84,118	85,048
Other cumulative comprehensive income (loss)	(5,194)	340

Total stockholders’ equity	126,441	132,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,352	$225,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended
	March 31,
	2010	2009
NET SALES	$30,357	$49,759

COST OF PRODUCTS SOLD	23,373	34,431

Gross profit	6,984	15,328

COSTS AND EXPENSES:
General and administrative expenses	3,145	3,526
Selling expenses	2,321	2,324
Amortization of purchased intangible assets	1,273	1,183

Total costs and expenses	6,739	7,033

INCOME FROM OPERATIONS	245	8,295

OTHER INCOME (EXPENSE):
Other income (expense), net	129	(117)
Interest expense	(1,144)	(902)
Interest income	35	65
Equity in earnings (loss) of joint ventures	169	(49)

INCOME (LOSS) BEFORE INCOME TAXES	(566)	7,292

INCOME TAX PROVISION (BENEFIT)	(154)	2,376

NET INCOME (LOSS)	$(412)	$4,916

INCOME (LOSS) PER SHARE:
Basic	$(0.03)	$0.38
Diluted	$(0.03)	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,690,510	12,527,452
Diluted	12,690,510	12,569,879

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$—

The accompanying notes are in integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2010

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Loss
	Shares	Amount	Capital	Earnings	Income/(loss)	Total	for the Period
Balances, December 31, 2009	12,870	$643	$46,080	$85,048	$340	$132,111
Shares issued in connection with stock compensation plans	90	4	(4)	—	—	—
Excess tax benefit related to stock options	—	—	2	—	—	2
Stock-based compensation	—	—	792	—	—	792
Dividends	—	—	—	(518)	—	(518)
Net loss	—	—	—	(412)	—	(412)	(412)
Derivative valuation, net of tax of $99	—	—	—	—	105	105	105
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,639)	(5,639)	(5,639)
Balances, March 31, 2010	12,960	$647	$46,870	$84,118	$(5,194)	$126,441	$(5,946)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in Thousands)

(unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(412)	$4,916
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	1,154	1,267
Amortization of purchased intangible assets	1,273	1,183
Amortization of capitalized debt issuance costs	369	69
Stock-based compensation	792	798
Deferred income tax benefit	(830)	(605)
Equity in earnings of joint ventures	(169)	49
Change in:
Accounts receivable, net	8,799	(2,702)
Inventories	(3,837)	(2,721)
Prepaid expenses and other	142	460
Accounts payable	2,123	2,388
Customer advances	6,082	(961)
Accrued expenses and other liabilities	(1,678)	(904)

Net cash provided by operating activities	13,808	3,237

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(764)	(1,170)
Change in other non-current assets	(4)	8

Net cash used in investing activities	(768)	(1,162)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in Thousands)

(unaudited)

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	(15,374)	(3,862)
Payment on Nord LB term loans	(208)	(233)
Borrowings (repayments) on bank lines of credit, net	(441)	4,215
Payment on capital lease obligations	(74)	(71)
Payment of dividends	(515)	—
Payment of deferred debt issuance costs	—	(19)
Net proceeds from issuance of common stock to employees and directors	—	236
Excess tax benefit related to exercise of stock options	2	57

Net cash provided by (used in) financing activities	(16,610)	323

EFFECTS OF EXCHANGE RATES ON CASH	(483)	(480)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,053)	1,918

CASH AND CASH EQUIVALENTS, beginning of the period	22,411	14,360

CASH AND CASH EQUIVALENTS, end of the period	$18,358	$16,278

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency Amounts in Thousands, Except Share and Per Share Data)

(unaudited)

1.      BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.  Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform to the 2010 presentation.

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

Revenue Recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed, and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters, and shaped charges, as well as seismic related explosives and accessories, are standard in nature.  In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a probable loss, the Company will account for such anticipated loss.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  Based upon the 150 basis point increase in our LIBOR/EURIBOR basis borrowing spread negotiated in the October 21, 2009 amendment to our syndicated credit agreement, we believe the fair value of our long-term debt approximates its carrying value at March 31, 2010.  The majority of the Company’s debt was incurred in connection with the acquisition of DYNAenergetics.

Additionally, the Company has an interest rate swap agreement (see Note 9), which is recorded at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

The Company’s interest rate swap agreement is not exchange listed and is therefore valued with models that use Level 2 inputs.  The degree to which the Company’s credit worthiness impacts the value requires management judgment but as of March 31, 2010 and December 31, 2009, the impact of this assessment on the overall value of the outstanding interest rate swap was not significant and the Company’s valuation of the agreement is classified within Level 2 of the hierarchy.

Related Party Transactions

The Company has related party transactions with its unconsolidated joint ventures and the former owners of LRI.  We also had transactions in the period of January 1 through March 31 2009 with LRI, who, at the time, was the minority interest partner of one of our consolidated joint ventures.  A summary of related party balances as of March 31, 2010 and December 31, 2009 is summarized below:

	As of	As of
	March 31, 2010	December 31, 2009
	Accounts receivable from
	and loan to
DYNAenergetics RUS	$2,178	$2,265
Perfoline	436	466
Former owners of LRI	—	75

Total	$2,614	$2,806

A summary of related party transactions for the three months ended March 31, 2010 and 2009 is summarized below:

	Three Months Ended		Three Months Ended
	March 31, 2010		March 31, 2009
		Interest		Interest
	Sales to	income from	Sales to	income from
DYNAenergetics RUS	$502	$—	$42	$—
Perfoline	19	10	40	10
Minority Interest Partner	—	—	298	—

Total	$521	$10	$380	$10

Earnings Per Share

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards (“RSAs”), are considered participating securities for purposes of calculating earnings per share (“EPS”) and require the use of the two class method for calculating EPS.  Under this method a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2010			March 31, 2009
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income (loss)	$(412)			$4,916
Less income allocated to RSAs	—			(103)

Net income (loss) allocated to common stock for EPS calculation	$(412)	12,690,510	$(0.03)	$4,813	12,527,452	$0.38

Adjust shares for Dilutives:
Stock-based compensation plans		—			42,427

Diluted earnings per share:
Net income (loss)	$(412)			$4,916
Less income allocated to RSAs	—			(103)

Net income (loss) allocated to common stock for EPS calculation	$(412)	12,690,510	$(0.03)	$4,813	12,569,879	$0.38

3.      ACQUISITIONS

LRI Oil Tools Inc.

On October 1, 2009, the Company completed its acquisition of LRI Oil Tools Inc. (“LRI”) which is part of the Oilfield Products business.  LRI produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with the Company’s Oilfield Products segment and had served for several years as its sole Canadian distributor.

The acquisition was valued at $5,946 and was financed by (i) the payment of $284 in cash, net of cash acquired of $15, (ii) the issuance of 4,875 shares of common stock of the Company (valued at $94), and (iii) the assumption of $5,553 (5,982 Canadian Dollars (“CAD”)) of LRI’s debt.  The assumed debt consisted of $2,676 (2,883 CAD) for a line of credit, $2,445 (2,634 CAD) for loans with the former owners of LRI and $432 (465 CAD) for capital lease obligations.

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

The following table presents the pro-forma combined results of operations for the three months ended March 31, 2009 assuming (i) the acquisition had occurred on January 1, 2009; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the appraised value of the property, plant and equipment; and (iv) reduction of interest expense assuming the Company paid down LRI’s debt by 2,200 CAD (1,200 CAD for the loans to former owners of LRI and 1,000 CAD for the line of credit) immediately following the acquisition:

2009
Net sales	$52,060
Income from operations	$8,131
Net income	$4,735

Net income per share:
Basic	$0.37
Diluted	$0.37

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

Austin Explosives

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

4.      INVESTMENT IN JOINT VENTURES

Operating results include the Company’s proportionate share of income from unconsolidated joint ventures, which are accounted for under the equity method.  These investments (all of which resulted from the acquisition of DYNAenergetics and pertain to the Company’s Oilfield Products business segment) include the following: (1) 65.19% interest in Perfoline, which is a Russian manufacturer of perforating gun systems and (2) 55% interest in DYNAenergetics RUS which is a Russian trading company that sells the Company’s oilfield products.  Due to certain noncontrolling interest veto rights that allow the minority interest shareholders to participate in ordinary course of business decisions, these joint ventures have been accounted for under the equity method instead of being consolidated in these financial statements.  Investments in these joint ventures totaled $1,376 and $1,132 as of March 31, 2010 and December 31, 2009, respectively.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009 is as follows:

	March 31,	December 31,
	2010	2009
Current assets	$5,137	$5,350
Noncurrent assets	666	655
Total assets	$5,803	$6,005

Current liabilities	$2,388	$2,892
Noncurrent liabilities	473	555
Equity	2,942	2,558
Total liabilities and equity	$5,803	$6,005

	Three Months Ended
	March 31,
	2010	2009
Net sales	$1,734	$1,106
Gross Profit	$416	$270
Operating income	$170	$79
Net income (loss)	$310	$(90)
Equity in earnings (losses) of joint ventures	$169	$(49)

5.      INVENTORY

The components of inventory are as follows at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Raw materials	$11,014	$10,321
Work-in-process	18,053	15,963
Finished goods	5,617	5,526
Supplies	845	691

	$35,529	$32,501

6.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive
	Metalworking	Oilfield
	Group	Products	Total
Goodwill balance at December 31, 2009	$24,577	$18,587	$43,164
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(85)	(121)	(206)
Adjustment due to exchange rate differences	(1,454)	(1,138)	(2,592)

Goodwill balance at March 31, 2010	$23,038	$17,328	$40,366

7.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2010:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,887	$(2,686)	$20,201
Customer relationships	31,202	(8,047)	23,155
Trademarks / Trade names	2,453	(871)	1,582

Total intangible assets	$56,542	$(11,604)	$44,938

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2009:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,347	$(2,555)	$21,792
Customer relationships	33,161	(7,657)	25,504
Trademarks / Trade names	2,613	(830)	1,783

Total intangible assets	$60,121	$(11,042)	$49,079

The decrease in the gross value of our purchased intangible assets from December 31, 2009 to March 31, 2010 is due solely to the impact of foreign currency translation.

8.      CUSTOMER ADVANCES

On occasion, customers make advance payments prior to the shipment of their orders in order to help finance the Company’s inventory investment on large orders or to keep credit limits at acceptable levels.  As of March 31, 2010 and December 31, 2009, customer advances totaled $12,502 and $6,528 respectively, with $10,258 of the March 31 balance relating to two large orders which are scheduled to ship during the remaining three quarters of 2010.

9.      DEBT

Lines of credit consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
HSBC line of credit	$1,379	$1,774
Commerzbank line of credit	—	3

	$1,379	$1,777

Long-term debt consists of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
Syndicated credit agreement term loan	$28,998	$31,005
Syndicated credit agreement Euro term loan	—	13,826
Nord LB 3,000 Euro term loan	1,211	1,505
Loans with former owners of LRI	1,307	1,269

	31,516	47,605
Less current maturities	(7,558)	(13,485)

Long-term debt	$23,958	$34,120

In March of 2010, the Company made required prepayments of principal under the U.S. Dollar and Euro term loans in the amounts of $2,007 and 626 Euros ($868), respectively, from excess cash flow generated in 2009. Additionally, the Company made a March payment of 9,020 Euros ($12,498) to retire the remaining principal balance outstanding under the Euro term loan, which was scheduled to mature on November 16, 2012.

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  As of March 31, 2010, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Swap Agreement

On November 17, 2008, the Company entered into a two-year interest rate swap agreement with an initial notional amount of $40,500 (decreasing to $33,750 in November 2009) that effectively converted the LIBOR based variable rate US borrowings under the syndicated credit agreement to a fixed rate of 4.87% (6.37% effective October 21, 2009 due to an amendment in the Company’s syndicated credit facility and the Company’s current leverage ratio).  The Company had designated the swap agreement as an effective cash flow hedge with matched terms and, as a result, changes in the fair value of the swap agreement were recorded in other comprehensive income with the offset as a swap agreement asset or liability.  During March 2009 and March 2010, the Company made repayments of $2,744 and $2,007, respectively, on its variable rate US borrowings and in both cases elected to de-designate the related portion of the cash flow hedge.  These principal payments were required under the terms of the Company’s syndicated credit facility since certain annually calculated cash flow measures were met.  Settlements and changes in the fair value related to the de-designated portion of the cash flow hedge are recorded as realized and unrealized gains/losses on swap agreement within other income in the Company’s statement of operations.   The Company recorded an immaterial loss of less than $100 during 2009 and less than $25 during the quarter ended March 31, 2010.

The Company has recorded the fair value of its interest rate swap agreement as follows:

	March 31, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value

Interest rate swap liability	Accrued expenses	$640	Accrued expenses	$820

10.    BUSINESS SEGMENTS

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

Segment information is presented for the three months ended March 31, 2010 and 2009 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended March 31, 2010:
Net sales	$21,306	$7,006	$2,045	$30,357
Depreciation and amortization	$1,367	$945	$115	$2,427
Income (loss) from operations	$1,217	$(404)	$224	$1,037
Equity in earnings of joint ventures	$—	$169	$—	169
Unallocated amounts:
Stock-based compensation				(792)
Other income				129
Interest expense				(1,144)
Interest income				35

Consolidated loss before income taxes				$(566)

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended March 31, 2009:
Net sales	$43,472	$4,034	$2,253	$49,759
Depreciation and amortization	$1,488	$848	$114	$2,450
Income (loss) from operations	$9,412	$(694)	$375	$9,093
Equity in losses of joint ventures	$—	$(49)	$—	(49)
Unallocated amounts:
Stock-based compensation				(798)
Other expense				(117)
Interest expense				(902)
Interest income				65

Consolidated income before income taxes				$7,292

During the three months ended March 31, 2010 and 2009, no sales to any one customer accounted for more than 10% of total net sales.

11.    COMPREHENSIVE LOSS

The Company’s comprehensive loss for the three months ended March 31, 2010 and 2009 was as follows:

	Three Months Ended
	March 31,
	2010	2009
Net income (loss) for the period	$(412)	$4,916
Interest rate swap valuation adjustment, net of tax	105	38
Foreign currency translation adjustment	(5,639)	(5,918)

Comprehensive loss	$(5,946)	$(964)

Other cumulative comprehensive income (loss) as of March 31, 2010 and December 31, 2009 consisted of the following:

	March 31,	December 31,
	2010	2009
Currency translation adjustment	$(4,845)	$794
Interest rate swap valuation adjustment, net of tax of $201 and $299, respectively	(349)	(454)

	$(5,194)	$340

ITEM 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2009.

Unless stated otherwise, all currency amounts in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding.  For the three months ended March 31, 2010, Explosive Metalworking accounted for 70% of our net sales and 117% of our income from operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 23% and 7%, respectively, of our first quarter 2010 net sales.

Our net sales for the three months ended March 31, 2010 decreased by $19,402 (39.0%) compared to the same period of 2009, reflecting year-to-year net sales decreases of $22,166 (51.0%) and $208 (9.2%) for our Explosive Metalworking and AMK Welding segments, respectively, which were partially offset by a sales increase of $2,972 (73.7%) for Oilfield Products.  Excluding incremental sales of $2,816 from our October 1, 2009 acquisition of LRI, our Oilfield Products segment reported a modest first quarter 2010 net sales increase of $156 or 3.9%.  Our consolidated income from operations decreased to $245 in the three months ended March 31, 2010 from $8,295 in the same period of 2009.  This $8,050 decrease reflects declines in Explosive Metalworking’s and AMK Welding’s operating income of $8,195 and $151, respectively, which were slightly offset by a $290 decrease in the operating loss reported by our Oilfield Products segment and a $6 decrease in stock-based compensation expense.  We recorded a net loss of $412 for the three months ended March 31, 2010 compared to net income of $4,916 for the same period of 2009.

Impact of Current Economic Situation on the Company

The Company was only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and the first quarter of 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Despite the slowdown we have already seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains relatively healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, we believe that our Explosive Metalworking segment is well-positioned to benefit as global economic conditions improve.

As a result of our Explosive Metalworking backlog decreasing from $97,247 at December 31, 2008 to $49,584 at December 31, 2009 and relatively low booking activity during the first quarter of 2010 which led to only a slight increase in our backlog to $51,417 at March 31, 2010, we believe that our 2010 consolidated net sales could decline by as much as 5% from consolidated net sales that we reported in 2009.  However, if booking activity for both our Explosive Metalworking and Oilfield Products business segments improves during the middle quarters of 2010, our 2010 consolidated net sales could approach those of 2009.  In light of the slowdown in order inflow that we have experienced, we continue to manage expenses carefully.  Despite the significant sales and net income declines that we reported in the first quarter of 2010, we generated cash flow from operations of $13,808 and expect to generate positive cash flow from operations for the full year 2010.

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

Income taxes

Our effective income tax rate decreased to 27.2% for the three months ended March 31, 2010 from 32.6% for the same period of 2009.  Based upon existing tax regulations and current federal, state and foreign statutory tax rates, an expected reduction in our 2010 consolidated pre-tax income from that reported in 2009, and the amount of our projected 2010 consolidated pre-tax income that we expect to be generated by our U.S. and foreign operations, respectively, we expect our blended effective tax rate for 2010 to range between 25% and 28%.  Our full year 2009 effective tax rate was 33.9% and, subsequent to 2010, we expect that our blended effective tax rate will to return to a normalized level of 33% to 35%.

Backlog

We use backlog as a primary means of measuring the immediate outlook for our business.  We define “backlog” at any given point in time as consisting of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized.

Our backlog with respect to the Explosive Metalworking segment increased slightly to $51,417 at March 31, 2010 from $49,584 at December 31, 2009 but was well below the backlog of $97,247 that we reported at December 31, 2008.  In light of the slowdown in order inflow and decrease in backlog that we have experienced, we are currently anticipating that our consolidated net sales for fiscal 2010 will be in a range of flat to down 5% from the consolidated net sales that we reported in 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net sales

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
Net sales	$30,357	$49,759	$(19,402)	(39.0)%

Net sales for the first quarter of 2010 decreased 39.0% to $30,357 from $49,759 for the first quarter of 2009.  Explosive Metalworking sales decreased 51.0% to $21,306 for the three months ended March 31, 2010 (70% of total sales) from $43,472 for the same period of 2009 (87% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves.

Oilfield Products contributed $7,006 to first quarter 2010 sales (23% of total sales), which represents a 73.7% increase from sales of $4,034 for the first quarter of 2009 (8% of total sales). Excluding incremental sales of $2,816 from our October 1, 2009 acquisition of LRI, the first quarter 2010 sales increase for Oilfield Products was $156 or 3.9%.

AMK Welding contributed $2,045 to first quarter 2010 sales (7% of total sales), which represents a 9.2% decrease from sales of $2,253 for the first quarter of 2009 (5% of total sales).

Gross profit

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
Gross profit	$6,984	$15,328	$(8,344)	(54.4)%
Consolidated gross profit margin rate	23.0%	30.8%

Gross profit decreased by 54.4% to $6,984 for the three months ended March 31, 2010 from $15,328 for the three months ended March 31, 2009. Our first quarter 2010 consolidated gross profit margin rate decreased to 23.0% from 30.8% for the first quarter of 2009.

The gross profit margin rate for Explosive Metalworking decreased from 31.8% for the first quarter of 2009 to 21.9% for the first quarter of 2010.  This 31.3% decrease in the Explosive Metalworking gross margin rate relates almost entirely to our European cladding operations where the gross margin rate for the quarter was 81% lower than the gross margin rate reported for the first quarter of 2009 on a year-to-year sales decline of 48%.  The significant year-to-year decline in our European gross margin performance is attributable to negative changes in product mix as well as less favorable absorption of fixed manufacturing overhead expenses resulting from the 48% sales decline.  Our U.S. clad division reported only a slightly lower gross margin rate (35.2% vs. 36.1%) for the first quarter of 2010 versus the comparable period of 2009 despite a 53% drop in sales.  The strong first quarter 2010 gross margin performance by our U.S. clad division reflects the positive impact of a sizeable order that shipped during the quarter and that involved customer-supplied metal. U.S. gross margin rates are expected to be substantially lower during the remaining three quarters of 2010 than the rate reported in the first quarter. Historically, gross margins for our European explosion welding divisions have been lower than those reported by our U.S. division due to less efficient fixed manufacturing cost structures associated with our smaller European facilities.  While we have taken steps to reduce fixed manufacturing overhead costs at all of our facilities, the benefit of these actions on our 2010 gross margin performance will likely be offset by the expected continuation of a very competitive pricing environment.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates throughout 2010 that result from anticipated fluctuations in quarterly sales volume and changes in product mix. Based upon the reported first quarter gross margin rate, the composition of our March 31, 2010 backlog and the current competitive pricing environment, we expect full year 2010 gross margins to be in the range of 22% to 24%.

Oilfield Products reported a gross profit margin rate of 27.5% for the first quarter of 2010 compared to a gross profit margin rate of 24.7% for the first quarter of 2009.  The increase in Oilfield Products’ 2010 gross margin relates principally to favorable changes in product/customer mix.  While the acquisition of LRI, which now operates under the name DYNAenergetics Canada, added $2,816 to first quarter 2010 sales, the gross margin rate reported for these Canadian sales was somewhat lower than the gross margin reported by this segment’s European operations.  We currently expect Oilfield Products to report gross margins in the range of 28% to 30% for the full year 2010.

The gross profit margin rate for AMK Welding decreased to 22.5% for the first quarter of 2010 from 26.1% for the first quarter of 2009.  The decrease in AMK Welding’s gross margin relates principally to the 9.2% sales decrease discussed above and resultant less efficient absorption of fixed manufacturing overhead expenses.  AMK Welding sales and gross margins for the full year 2010 are expected to be comparable to the $9,038 and 27.0%, respectively, reported in 2009.

General and administrative expenses

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
General & administrative expenses	$3,145	$3,526	$(381)	(10.8)%
Percentage of net sales	10.4%	7.1%

General and administrative expenses decreased by $381, or 10.8%, to $3,145 in the first quarter of 2010 from $3,526 in the first quarter of 2009.  Excluding incremental general and administrative expenses of $175 that resulted from the LRI acquisition, our general and administrative expenses decreased by $556 or 15.8%.  This decrease includes a $254 decrease in accrued incentive compensation, a decrease of $42 in legal, audit and consulting expenses, and a net decrease of $260 in all other expenses categories that reflects the impact of tight controls over discretionary spending.  As a percentage of net sales, general and administrative expenses increased to 10.4% in the first quarter of 2010 from 7.1% in the first quarter of 2009.

Selling expenses

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
Selling expenses	$2,321	$2,324	$(3)	(0.1)%
Percentage of net sales	7.6%	4.7%

Selling expenses, which include sales commissions of $266 in the first quarter of 2010 and $383 in the first quarter of 2009, decreased by 0.1% to $2,321 in the first quarter of 2010 from $2,324 in the first quarter of 2009.  Excluding incremental selling expenses of $482 that resulted from the LRI acquisition, our selling expenses decreased by $485 or 20.9%.  This $485 decrease in our selling expenses includes decreased selling expenses of $172 and $313 at our European and U.S. divisions, respectively.  The decrease in European selling expenses relates principally to staff reductions within our European explosion welding facilities and lower sales commissions. The $313 decrease in our U.S. selling expenses reflects decreased sales commissions of $142, an $88 decrease in bad debt expense, an $88 decrease in accrued incentive compensation and a net increase of $5 in other spending categories. As a percentage of net sales, selling expenses increased to 7.6% in the first quarter of 2010 from 4.7% in the first quarter of 2009.

Amortization expenses

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
Amortization expense of purchased intangible assets	$1,273	$1,183	$90	7.6%
Percentage of net sales	4.2%	2.4%

Amortization expense relates entirely to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics and our October 1, 2009 acquisition of LRI.  Amortization expense for the three months ended March 31, 2010 includes $883, $296 and $94 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the three months ended March 31, 2009 includes $820, $274 and $89 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.   Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,603 in 2010, and 2010 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.

Operating income

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
Operating income	$245	$8,295	$(8,050)	(97.0)%

Income from operations (“operating income”) decreased by $8,050 to $245 in the first quarter of 2010 from $8,295 in the first quarter of 2009.

Explosive Metalworking reported operating income of $1,217 in the first quarter of 2010 compared to $9,412 in the first quarter of 2009.  This 87.1% decrease in Explosive Metalworking operating income is largely attributable to the 51.0% decrease in net sales and the 31.1% decline in gross margin rate as discussed above.

Oilfield Products reported an operating loss of $404 for the first quarter of 2010 as compared to an operating loss of $694 for the first quarter of 2009.

AMK Welding reported operating income of $224 for the three months ended March 31, 2010 as compared to $375 for the same period of 2009.

Operating income for the three months ended March 31, 2010 and 2009 includes $792 and $798, respectively, of stock-based compensation.  This expense is not allocated to our business segments and thus is not included in the above first quarter operating income or loss totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Interest income (expense), net

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
Interest income (expense), net	$(1,109)	$(837)	$(272)	32.5%

We recorded net interest expense of $1,109 in the three months ended March 31, 2010 compared to net interest expense of $837 in the same time period of 2009.  Interest expense for the first quarter of 2010 included a non-recurring, non-cash charge of $251 related to the write-off of unamortized debt issuance costs associated with the March prepayment of the Euro term loan in the amount of $12,498 (9,020 Euros) under our bank syndicate credit facility.  This Euro term loan was scheduled to mature on November 16, 2012.

Income tax provision (benefit)

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
Income tax provision (benefit)	$(154)	$2,376	$(2,530)	(106.5)%
Effective tax rate	27.2%	32.6%

We recorded an income tax benefit of $154 in the first quarter of 2010 compared to an income tax provision of $2,376 in the first quarter of 2009.  The effective tax rate decreased to 27.2% in the first quarter of 2010 from 32.6% in the same period of 2009.  Our consolidated income tax benefit of $154 for the three months ended March 31, 2010 and consolidated income tax provision of $2,376 for the three months ended March 31, 2009 included provisions of $386 and $2,122, respectively, related to U.S. taxes, with the remainder of the consolidated income tax benefit or provision relating to foreign taxes and foreign tax benefits associated with the operations of Nobelclad, Nitro Metall, Dynaplat, DYNAenergetics, DYNAenergetics Canada, and our German and Luxembourg holding companies.  Our blended effective tax rate for 2010 is expected to range from 25% to 28% based on projected consolidated pre-tax income.

Adjusted EBITDA

	Three Months Ended
	March 31,			Percentage
	2010	2009	Change	Change
Adjusted EBITDA	$3,464	$11,543	$(8,079)	(70.0)%

Adjusted EBITDA is a non-GAAP measure that we use as an indicator of the ongoing operating performance and the cash generating ability of the Company.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three Months Ended
	March 31,
	2010	2009
Income from operations	$245	$8,295
Adjustments:
Stock-based compensation	792	798
Depreciation	1,154	1,267
Amortization of purchased intangibles	1,273	1,183

Adjusted EBITDA	$3,464	$11,543

Adjusted EBITDA decreased by 70.0% to $3,464 in 2010 from $11,543 in 2009 primarily due to the $8,050 decrease in operating income.

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

There are two significant financial covenants under our credit facility, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the year ended December 31, 2009 and three months ended March 31, 2010, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of December 31, 2009, the maximum leverage ratio permitted by our credit facility was 2.0 to 1.0. The actual leverage ratio as of December 31, 2009 was 1.69 to 1.0. The maximum leverage ratio permitted as of March 31, June 30, September 30 and December 31, 2010 is 2.25 to 1.0, 2.25 to 1.0, 2.0 to 1.0 and 1.5 to 1.0, respectively.  The actual leverage ratio as of March 31, 2010 was 1.52 to 1.0.

The fixed charge ratio, as defined in the credit facility, means, for any period, the ratio of Earnings Available for Fixed Charges to Fixed Charges.  Earnings Available for Fixed Charges equals Consolidated EBITDA plus lease expenses minus cash income taxes and non-financed capital expenditures.  Fixed Charges equals the sum of cash interest expense, lease expense, scheduled principal payments and cash dividends.  As of December 31, 2009, the minimum fixed charge ratio permitted by our credit facility was 1.1 to 1.0. The actual fixed charge ratio as of December 31, 2009 was 1.31 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending March 31, June 30, September 30 and December 31, 2010 is 0.8 to 1.0, 0.8 to 1.0, 1.0 to 1.0 and 1.0 to 1.0, respectively. The actual fixed charge ratio as of March 31, 2010 was 1.04 to 1.0.

As a result of the slowdown in our business during 2009 which has continued into the early part of 2010, we were concerned about our ability to comply with financial covenants as of March 31, 2010 and subsequent quarters of 2010.  In an effort to alleviate this concern and remain in compliance with financial covenants as of March 31, 2010 and in future periods, we made a March prepayment of the remaining principal balance due under our bank syndicate Euro term loan in the amount of $12,498 (9,020 Euros) and, on April 19, 2010, amended the credit agreement to exclude scheduled principal payments under the Euro term loan from fixed charge coverage ratio computations for March 31, 2010 and forward.

In connection with the October 1, 2009 acquisition of LRI, we assumed outstanding debt obligations including line of credit loans, loans with the former owners and capital lease obligations in the amounts of $2,676 (2,883 CAD), $2,445 (2,634 CAD) and $432 (465 CAD), respectively.

As of March 31, 2010, a U.S. Dollar term loan of $28,998 was outstanding under our syndicated credit agreement, $1,211 was outstanding under term loan obligations of DYNAenergetics and $1,307 was outstanding under loan agreements with the former owners of LRI.  We had no outstanding revolving credit borrowings under our syndicated credit agreement or under our separate DYNAenergetics’ line of credit agreements with German banks.  We had $1,379 outstanding under the line of credit assumed with the acquisition of LRI.  While we had approximately $44,118 of unutilized revolving credit loan capacity as of March 31, 2010 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

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

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of March 31, 2010, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other than the unscheduled $12,498 (9,020 Euros) prepayment of the remaining principal balance on our bank syndicate Euro term loan, the Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2009.

Cash flows from operating activities

Net cash flows provided by operating activities for the first quarter of 2010 totaled $13,808.  Significant sources of operating cash flow included non-cash depreciation and amortization expense of $2,795 and stock-based compensation of $792 and net positive changes in various components of working capital in the amount of $11,631.  These sources of operating cash flow were partially offset by a net loss of $412 and a deferred income tax benefit of $830.  Net positive changes in working capital included decreases in accounts receivable of $8,799 and increases in accounts payable and customer advances of $2,123 and $6,082, respectively.  These positive changes in working capital were partially offset by increases in inventory of $3,837 and a decrease in accrued expenses of $1,678.

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

Cash flows from investing activities

Net cash flows used by investing activities for the first quarter of 2010 and 2009 totaled $768 $1,162, respectively, and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the first quarter of 2010 were $16,610, which included $2,876 in required prepayments of term loans under our syndicated credit agreement from excess cash flow that we generated in fiscal year 2009, $12,498 to prepay the remaining principal balance of our Euro term loan under our syndicated credit agreement, $441 of net repayments on bank lines of credit, $208 in principal payments on Nord LB term loans, payment of quarterly dividends of $515 and payment on capital lease obligations of $74.

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

Payment of Dividends

On March 11, 2010, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on April 15, 2010.  The dividend totaled $518 and was payable to shareholders of record as of March 31, 2010.

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

Income taxes

We are required to recognize deferred tax assets and deferred tax liabilities for the expected future income tax consequences of transactions that have been included in our financial statements but not our tax returns.  Deferred tax assets and liabilities are determined based on income tax credits and on the temporary differences between the Consolidated Financial Statement basis and the tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  We routinely evaluate deferred tax assets to determine if they will, more likely than not, be recovered from future projected taxable income; if not, we record an appropriate valuation allowance.

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

ITEM 3.     Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

As of March 31, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in the Company’s internal controls during the quarter ended March 31, 2010 or in other factors that could materially affect the Company’s internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Removed and Reserved

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: April 29, 2010	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)