Form 10-Q
period 2010-06-30
DYNAMIC MATERIALS CORP
filed 2010-07-29
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock outstanding was 13,202,177 as of July 30, 2010.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,
	2010	December 31,
	(unaudited)	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$9,794	$22,411
Accounts receivable, net of allowance for doubtful accounts of $271 and $390, respectively	23,108	25,807
Inventories	37,850	32,501
Prepaid expenses and other	3,462	2,397
Related party receivables and loans	—	2,806
Current deferred tax assets	1,232	2,052

Total current assets	75,446	87,974

PROPERTY, PLANT AND EQUIPMENT	63,357	64,944
Less - accumulated depreciation	(24,091)	(22,892)

Property, plant and equipment, net	39,266	42,052

GOODWILL, net	36,517	43,164

PURCHASED INTANGIBLE ASSETS, net	47,768	49,079

DEFERRED TAX ASSETS	5,928	332

OTHER ASSETS, net	1,206	1,443

INVESTMENT IN JOINT VENTURES	—	1,132

TOTAL ASSETS	$206,131	$225,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	June 30,
	2010	December 31,
	(unaudited)	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$13,281	$9,183
Accrued expenses	4,034	4,808
Dividend payable	528	515
Accrued income taxes	211	1,485
Accrued employee compensation and benefits	2,756	4,048
Customer advances	7,817	6,528
Lines of credit	3,560	1,777
Current maturities on long-term debt	7,483	13,485
Current portion of capital lease obligations	283	306
Current deferred tax liabilities	23	—
Total current liabilities	39,976	42,135

LONG-TERM DEBT	23,701	34,120

CAPITAL LEASE OBLIGATIONS	269	436

DEFERRED TAX LIABILITIES	17,700	15,217

OTHER LONG-TERM LIABILITIES	1,051	1,157
Total liabilities	82,697	93,065

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,199,177 and 12,870,363 shares issued and outstanding, respectively	660	643
Additional paid-in capital	51,138	46,080
Retained earnings	86,627	85,048
Other cumulative comprehensive income (loss)	(14,991)	340
Total stockholders’ equity	123,434	132,111
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$206,131	$225,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
NET SALES	$38,258	$37,819	$68,615	$87,578
COST OF PRODUCTS SOLD	29,000	28,665	52,373	63,096
Gross profit	9,258	9,154	16,242	24,482
COSTS AND EXPENSES:
General and administrative expenses	3,358	3,043	6,503	6,569
Selling expenses	2,550	1,840	4,871	4,164
Amortization of purchased intangible assets	1,264	1,232	2,537	2,416
Total costs and expenses	7,172	6,115	13,911	13,149
INCOME FROM OPERATIONS	2,086	3,039	2,331	11,333
OTHER INCOME (EXPENSE):
Gain on step acquisition of joint ventures	2,117	—	2,117	—
Other income (expense), net	(115)	191	14	74
Interest expense	(662)	(867)	(1,806)	(1,769)
Interest income	29	38	65	104
Equity in earnings of joint ventures	86	127	255	79
INCOME BEFORE INCOME TAXES	3,541	2,528	2,976	9,821
INCOME TAX PROVISION	505	1,013	351	3,389
NET INCOME	$3,036	$1,515	$2,625	$6,432
INCOME PER SHARE:
Basic	$0.23	$0.12	$0.20	$0.50
Diluted	$0.23	$0.12	$0.20	$0.50

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,774,316	12,595,551	12,742,589	12,570,640
Diluted	12,786,976	12,611,430	12,755,565	12,601,160

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.08	$0.04

The accompanying notes are in integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2010

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Loss
	Shares	Amount	Capital	Earnings	Income/(loss)	Total	for the Period
Balances, December 31, 2009	12,870	$643	$46,080	$85,048	$340	$132,111
Shares issued for AECO acquisition	222	11	3,290	—	—	3,301
Shares issued in connection with stock compensation plans	107	6	64	—	—	70
Excess tax benefit related to stock options	—	—	2	—	—	2
Stock-based compensation	—	—	1,702	—	—	1,702
Dividends	—	—	—	(1,046)	—	(1,046)
Net income	—	—	—	2,625	—	2,625	2,625
Derivative valuation, net of tax of $177	—	—	—	—	242	242	242
Change in cumulative foreign currency translation adjustment	—	—	—	—	(15,573)	(15,573)	(15,573)
Balances, June 30, 2010	13,199	$660	$51,138	$86,627	$(14,991)	$123,434	$(12,706)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in Thousands)

(unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,625	$6,432
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	2,404	2,441
Amortization of purchased intangible assets	2,537	2,416
Amortization of capitalized debt issuance costs	383	141
Stock-based compensation	1,702	1,760
Deferred income tax benefit	(961)	(954)
Equity in earnings of joint ventures	(255)	(79)
Gain on step acquisition of joint ventures	(2,117)	—
Change in (excluding assets acquired):
Accounts receivable, net	8,142	4,374
Inventories	(1,841)	2,475
Prepaid expenses and other	(880)	1,540
Accounts payable	(1,494)	(4,407)
Customer advances	1,565	1,029
Accrued expenses and other liabilities	(2,115)	(4,797)
Net cash provided by operating activities	9,695	12,371
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Austin Explosives Company	(3,544)	—
Step acquisition of joint ventures, net of cash acquired	(2,065)	—
Acquisition of property, plant and equipment	(1,445)	(2,231)
Change in other non-current assets	(125)	23
Net cash used in investing activities	(7,179)	(2,208)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in Thousands)

(unaudited)

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	(15,374)	(3,885)
Payment on Nord LB term loans	(399)	(438)
Borrowings on bank lines of credit, net	1,998	143
Payment on capital lease obligations	(146)	(102)
Payment of dividends	(1,033)	—
Payment of deferred debt issuance costs	—	(19)
Net proceeds from issuance of common stock to employees and directors	70	373
Excess tax benefit related to exercise of stock options	2	93
Net cash used in financing activities	(14,882)	(3,835)
EFFECTS OF EXCHANGE RATES ON CASH	(251)	106
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(12,617)	6,434

CASH AND CASH EQUIVALENTS, beginning of the period	22,411	14,360
CASH AND CASH EQUIVALENTS, end of the period	$9,794	$20,794

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  Based upon the 150 basis point increase in our LIBOR/EURIBOR basis borrowing spread negotiated in the October 21, 2009 amendment to our syndicated credit agreement, we believe the fair value of our long-term debt approximates its carrying value at June 30, 2010.  The majority of the Company’s debt was incurred in connection with the acquisition of DYNAenergetics.

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

The Company’s interest rate swap agreement is not exchange listed and is therefore valued with models that use Level 2 inputs.  The degree to which the Company’s credit worthiness impacts the value requires management judgment but as of June 30, 2010 and December 31, 2009, the impact of this assessment on the overall value of the outstanding interest rate swap was not significant and the Company’s valuation of the agreement is classified within Level 2 of the hierarchy.

Related Party Transactions

Prior to acquiring the remaining outstanding interests in  its unconsolidated joint ventures on April 30, 2010 (See Note 3), the Company had related party transactions with these joint ventures.  Additionally the Company had related party transactions with the former owners of LRI Oil Tools Inc. (“LRI”).  The Company also had transactions in the period from  January 1 through June 30, 2009 with LRI who, at the time, was the non-controlling interest partner in  one of the Company’s consolidated joint ventures.  A summary of related party balances as of June 30, 2010 and December 31, 2009 is summarized below:

	As of	As of
	June 30, 2010	December 31, 2009
	Accounts receivable from
	and loan to
DYNAenergetics RUS	$—	$2,265
Perfoline	—	466
Former owners of LRI	—	75
Total	$—	$2,806

A summary of related party transactions for the three and six months ended June 30, 2010 and 2009 is summarized below:

	Three Months Ended		Three Months Ended
	June 30, 2010		June 30, 2009
		Interest		Interest
	Sales to	income from	Sales to	income from
DYNAenergetics RUS	$161	$—	$692	$—
Perfoline	—	3	17	10
Minority Interest Partner	—	—	146	—
Total	$161	$3	$855	$10

	Six Months Ended		Six Months Ended
	June 30,2010		June 30,2009
		Interest		Interest
	Sales to	income from	Sales to	income from
DYNAenergetics RUS	$663	$—	$734	$—
Perfoline	19	13	57	20
Minority Interest Partner	—	—	444	—
Total	$682	$13	$1,235	$20

Earnings Per Share

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as the Company’s restricted stock awards (“RSAs”), are considered participating securities for purposes of calculating earnings per share (“EPS”) and require the use of the two class method for calculating EPS.  Under this method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2010			June 30, 2009
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$3,036			$1,515
Less income allocated to RSAs	(61)			(31)
Net income allocated to common stock for EPS calculation	$2,975	12,774,316	$0.23	$1,484	12,595,551	$0.12

Adjust shares for Dilutives:
Stock-based compensation plans		12,660			15,879

Diluted earnings per share:
Net income	$3,036			$1,515
Less income allocated to RSAs	(61)			(31)
Net income allocated to common stock for EPS calculation	$2,975	12,786,976	$0.23	$1,484	12,611,430	$0.12

	For the Six Months Ended			For the Six Months Ended
	June 30, 2010			June 30, 2009
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$2,625			$6,432
Less income allocated to RSAs	(54)			(132)
Net income allocated to common stock for EPS calculation	$2,571	12,742,589	$0.20	$6,300	12,570,640	$0.50

Adjust shares for Dilutives:
Stock-based compensation plans		12,976			30,520

Diluted earnings per share:
Net income	$2,625			$6,432
Less income allocated to RSAs	(54)			(132)
Net income allocated to common stock for EPS calculation	$2,571	12,755,565	$0.20	$6,300	12,601,160	$0.50

3.                   ACQUISITIONS

Austin Explosives

On June 4, 2010, the Company completed its acquisition of Texas-based, Austin Explosives Company (“AECO”), which is now operating under the name DYNAenergetics US, Inc.  This business is now part of the Company’s Oilfield Products business segment.  AECO has been a long-time distributor of DYNAenergetics shaped charges.  This acquisition, along with the acquisition of the outstanding interests in our Russian joint ventures (discussed below), further expands our Oilfield Products business, and positions the segment to capitalize on the long-term demand from the oil and gas industry.  From June 5, 2010 through June 30, 2010, DYNAenergetics US, Inc. contributed net sales of $1,376 and a net loss of $20.

The acquisition was structured as an asset purchase valued at $6,845 which was financed by (i) the payment of $3,544 in cash and the issuance of 222,445 shares of common stock of the Company (valued at $3,301).

The purchase price of the acquisition was allocated to the Company’s tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date.  The allocation of the purchase price to the assets of AECO was as follows:

Current assets	$5,792
Property, plant and equipment	368
Intangible assets	4,698
Deferred tax assets	7
Other assets	80
Total assets acquired	10,945

Current liabilities	4,100
Total liabilities assumed	4,100
Net assets acquired	$6,845

The Company acquired identifiable finite-lived intangible assets as a result of the acquisition of AECO.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $4,698 which will be amortized over 11 years.  These amounts are included in Intangible Assets and are further discussed in Note 7.

Russian Joint Ventures

On April 30, 2010 the Company purchased the outstanding minority-owned interests in its two Russian joint ventures that were previously majority-owned by the Company’s Oilfield Products business segment.  These joint ventures include DYNAenergetics RUS, which is a Russian trading company that sells the Company’s oilfield products, and Perfoline, which is a Russian manufacturer of perforating gun systems.  The Company paid a combined $2,065 for the respective 45% and 34.81% outstanding stakes in DYNAenergetics RUS and Perfoline.  From April 30, 2010 through June 30, 2010, DYNAenergetics RUS and Perfoline contributed net sales of $1,323 and net income of $447.

Prior to the acquisition date, the Company accounted for its 55% and 65.19% interest in DYNAenergetics RUS and Perfoline, respectively, as equity-method investments (See Note 4).  The acquisition date fair value of the previous equity interest was $3,533.  The Company recognized a gain of $2,117 as a result of revaluing its prior equity interest held before the acquisition.  The gain is included in the line item “gain on step acquisition of joint ventures” in the consolidated statement of operations.

Appraisals performed as of the acquisition date resulted in a new fair value of the combined entities of $5,598 which was allocated to the Company’s tangible and identifiable intangible assets as follows:

Current assets	$5,243
Property, plant and equipment	411
Intangible assets	3,669
Deferred tax assets	12
Other assets	56
Total assets acquired	9,391

Line of credit	36
Other current liabilities	2,547
Deferred tax liabilities	813
Other long term liabilities	397
Total liabilities assumed	3,793
Fair value of net assets following step acquisition	$5,598

The Company acquired identifiable finite-lived intangible assets as a result of acquiring the remaining interests of DYNAenergetics RUS and Perfoline.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $3,669 which will be amortized over 11 years.  These amounts are included in Intangible Assets and are further discussed in Note 7.

LRI Oil Tools Inc.

On October 1, 2009, the Company completed its acquisition of LRI Oil Tools Inc. (“LRI”), which is part of the Oilfield Products business.  LRI produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with the Company’s Oilfield Products segment and had served for several years as its sole Canadian distributor.  From January 1, 2010 through June 30, 2010, LRI contributed net sales of $4,241 and net income of $247.

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

The purchase price of the acquisition was allocated to the Company’s tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date.  The allocation of the purchase price to the assets and liabilities of LRI was as follows:

Current assets	$5,430
Property, plant and equipment	2,191
Intangible assets	1,117
Deferred tax assets	298
Other assets	1
Total assets acquired	9,037

Line of credit	2,676
Other current liabilities	2,448
Long term debt	2,877
Deferred tax liabilities	643
Total liabilities assumed	8,644
Net assets acquired	$393

The Company acquired identifiable finite-lived intangible assets as a result of the acquisition of LRI.  The finite-lived intangible assets acquired are classified and valued as follows:

		Amortization
	Value	Period
Core technology	$347	15 years
Customer relationships	770	15 years
Total intangible assets	$1,117

These amounts are included in Intangible Assets and are further discussed in Note 7.

Pro Forma Statement of Operations

The following table presents the pro-forma combined results of operations for the three and six months ended June 30, 2010 and June 30, 2009, respectively, assuming (i) the acquisitions of LRI, AECO and the Russian joint ventures had occurred on January 1, 2010 and January 1, 2009; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the appraised value of the property, plant and equipment; (iv) reduction of interest expense assuming the Company paid down LRI’s debt by 2,200 CAD (1,200 CAD for the loans to former owners of LRI and 1,000 CAD for the line of credit) immediately following the acquisition (net of a related pro forma reduction in interest income); (v) elimination of intercompany sales; and (vi) increase in interest expense for borrowing 1,500 Euros to fund the acquisition of the Russian joint ventures:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$41,713	$41,371	$75,904	$95,831
Income from operations	$2,357	$2,726	$2,678	$10,616
Net income	$2,947	$1,134	$2,527	$5,597

Net income per share:
Basic	$0.22	$0.09	$0.19	$0.43
Diluted	$0.22	$0.09	$0.19	$0.43

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.                   INVESTMENT IN JOINT VENTURES

As discussed in Note 2, on April 30, 2010, the Company acquired the remaining minority-owned interests in two joint ventures that were previously majority-owned by the Company’s Oilfield Product’s business segment.  Prior to the April 30, 2010 step acquisition, these investments, which include DYNAenergetics RUS and Perfoline, were accounted for under the equity method due to certain non-controlling interest veto rights that allowed the non-controlling interest shareholders to participate in ordinary course of business decisions.  Operating results from January 1, 2010 through April 30, 2010 include the Company’s proportionate share of income from these unconsolidated joint ventures.  Investments in these joint ventures totaled $1,132 as of December 31, 2009.  As a result of the step acquisition, the Company now consolidates the financial statements of these entities.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of December 31, 2009 and for the three and six months ended June 30, 2010 and 2009 is as follows:

December 31,
2009
Current assets	$5,350
Noncurrent assets	655
Total assets	$6,005

Current liabilities	$2,892
Noncurrent liabilities	555
Equity	2,558
Total liabilities and equity	$6,005

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010 (a)	2009	2010 (a)	2009
Net sales	$841	$1,676	$2,575	$2,782
Gross Profit	$240	$546	$656	$816
Operating income	$132	$284	$302	$363
Net income	$158	$232	$468	$142
Equity in earnings of joint ventures	$86	$127	$255	$79

(a) Through April 30, 2010

5.                   INVENTORY

The components of inventory are as follows at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Raw materials	$10,416	$10,321
Work-in-process	17,507	15,963
Finished goods	9,135	5,526
Supplies	792	691
	$37,850	$32,501

6.                   GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive
	Metalworking	Oilfield
	Group	Products	Total
Goodwill balance at December 31, 2009	$24,577	$18,587	$43,164
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(155)	(219)	(374)
Adjustment due to exchange rate differences	(3,518)	(2,755)	(6,273)
Goodwill balance at June 30, 2010	$20,904	$15,613	$36,517

7.                   PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2010:

		Accumulated
	Gross	Amortization	Net
Core technology	$20,790	$(2,700)	$18,090
Customer relationships	36,496	(8,170)	28,326
Trademarks / Trade names	2,226	(874)	1,352
Total intangible assets	$59,512	$(11,744)	$47,768

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2009:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,347	$(2,555)	$21,792
Customer relationships	33,161	(7,657)	25,504
Trademarks / Trade names	2,613	(830)	1,783
Total intangible assets	$60,121	$(11,042)	$49,079

The change in the gross value of our purchased intangible assets from December 31, 2009 to June 30, 2010 reflects the additional intangible assets associated with the acquisitions of AECO and the two Russian joint ventures (see Note 3), which was more than offset by the impact of foreign currency translation adjustments.

8.                   CUSTOMER ADVANCES

On occasion, customers make advance payments prior to the shipment of their orders in order to help finance the Company’s inventory investment on large orders or to keep credit limits at acceptable levels.  As of June 30, 2010 and December 31, 2009, customer advances totaled $7,817 and $6,528 respectively, with $5,758 of the June 30, 2010 balance relating to one large order which is scheduled to ship during the remaining half of 2010.

9.                   DEBT

Lines of credit consisted of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
HSBC line of credit	$554	$1,774
Syndicated credit agreement revolving loan	1,830	—
Stoicredit line of credit	23	—
Commerzbank line of credit	—	3
Nord LB line of credit	1,153	—
	$3,560	$1,777

Long-term debt consists of the following at June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
Syndicated credit agreement term loan	$28,997	$31,005
Syndicated credit agreement Euro term loan	—	13,826
Nord LB 3,000 Euro term loan	916	1,505
Loans with former owners of LRI	1,271	1,269
	31,184	47,605
Less current maturities	(7,483)	(13,485)
Long-term debt	$23,701	$34,120

In March of 2010, the Company made required prepayments of principal under the U.S. Dollar and Euro term loans in the amounts of $2,008 and 626 Euros ($868), respectively, from excess cash flow generated in 2009. Additionally, the Company made a March payment of 9,020 Euros ($12,498) to retire the remaining principal balance outstanding under the Euro term loan, which was scheduled to mature on November 16, 2012.

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  As of June 30, 2010, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Swap Agreement

On November 17, 2008, the Company entered into a two-year interest rate swap agreement with an initial notional amount of $40,500 (decreasing to $33,750 in November 2009) that effectively converted the LIBOR based variable rate US borrowings under the syndicated credit agreement to a fixed rate of 4.87% (6.37% effective October 21, 2009 due to an amendment in the

Company’s syndicated credit facility and the Company’s current leverage ratio).  The Company had designated the swap agreement as an effective cash flow hedge with matched terms and, as a result, changes in the fair value of the swap agreement were recorded in other comprehensive income with the offset as a swap agreement asset or liability.  During March 2009 and March 2010, the Company made repayments of $2,744 and $2,007, respectively, on its variable rate US borrowings and in both cases elected to de-designate the related portion of the cash flow hedge.  These principal payments were required under the terms of the Company’s syndicated credit facility since certain annually calculated cash flow measures were met.  Settlements and changes in the fair value related to the de-designated portion of the cash flow hedge are recorded as realized and unrealized gains/losses on swap agreement within other income in the Company’s statement of operations.   The Company recorded an immaterial loss of less than $100 during 2009 and an immaterial gain of approximately $10 during the first half of 2010.

The Company has recorded the fair value of its interest rate swap agreement as follows:

	June 30, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value

Interest rate swap liability	Accrued expenses	$388	Accrued expenses	$820

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

Segment information is presented for the three and six months ended June 30, 2010 and 2009 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended June 30, 2010:
Net sales	$26,690	$8,654	$2,914	$38,258
Depreciation and amortization	$1,365	$1,034	$115	$2,514
Income from operations	$1,967	$203	$826	$2,996
Equity in earnings of joint ventures	$—	$86	$—	86
Unallocated amounts:
Stock-based compensation				(910)
Other income				2,002
Interest expense				(662)
Interest income				29
Consolidated income before income taxes				$3,541

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended June 30, 2009:
Net sales	$31,604	$4,014	$2,201	$37,819
Depreciation and amortization	$1,435	$857	$115	$2,407
Income (loss) from operations	$4,601	$(906)	$306	$4,001
Equity in earnings of joint ventures	$—	$127	$—	127
Unallocated amounts:
Stock-based compensation				(962)
Other income				191
Interest expense				(867)
Interest income				38
Consolidated income before income taxes				$2,528

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the six months ended June 30, 2010:
Net sales	$47,996	$15,660	$4,959	$68,615
Depreciation and amortization	$2,732	$1,979	$230	$4,941
Income (loss) from operations	$3,184	$(201)	$1,050	$4,033
Equity in earnings of joint ventures	$—	$255	$—	255
Unallocated amounts:
Stock-based compensation				(1,702)
Other income				2,131
Interest expense				(1,806)
Interest income				65
Consolidated income before income taxes				$2,976

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the six months ended June 30, 2009:
Net sales	$75,076	$8,048	$4,454	$87,578
Depreciation and amortization	$2,925	$1,704	$228	$4,857
Income (loss) from operations	$14,012	$(1,600)	$681	$13,093
Equity in earnings of joint ventures	$—	$79	$—	79
Unallocated amounts:
Stock-based compensation				(1,760)
Other income				74
Interest expense				(1,769)
Interest income				104
Consolidated income before income taxes				$9,821

During the three months ended June 30, 2010, sales to one customer represented approximately $7,813 (20.4%) of total net sales and sales to another customer represented $3,901 (10.2%) of total net sales.  During the six months ended June 30, 2010, sales to one customer represented $8,024 (11.7%) of total net sales.  During the three months ended June 30, 2009, sales to one customer represented approximately $3,912 (10.3%) of total net sales.  During the six months ended June 30, 2009, no sales to any one customer accounted for more than 10% of total sales.

11.            COMPREHENSIVE LOSS

The Company’s comprehensive income (loss) for the three and six months ended June 30, 2010 and 2009 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income for the period	$3,036	$1,515	$2,625	$6,432
Interest rate swap valuation adjustment, net of tax	137	160	242	197
Foreign currency translation adjustment	(9,933)	5,722	(15,573)	(196)
Comprehensive income (loss)	$(6,760)	$7,397	$(12,706)	$6,433

Other cumulative comprehensive income (loss) as of June 30, 2010 and December 31, 2009 consisted of the following:

	June 30,	December 31,
	2010	2009
Currency translation adjustment	$(14,779)	$794
Interest rate swap valuation adjustment, net of tax of $122 and $299, respectively	(212)	(454)
	$(14,991)	$340

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding.  For the six months ended June 30, 2010, Explosive Metalworking accounted for 70% of our net sales and 79% of our income from operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 23% and 7%, respectively, of our first half 2010 net sales.

Our net sales for the six months ended June 30, 2010 decreased by $18,963 (21.7%) compared to the same period of 2009, reflecting a year-to-year net sales decrease of $27,080 (36.1%) for our Explosive Metalworking segment, which was partially offset by sales increases of $7,612 (94.6%) and $505 (11.3%) for our Oilfield Products and AMK Welding segments, respectively.  Excluding incremental sales of $6,940 from the acquisitions of LRI and Austin Explosives on October 1, 2009 and June 4, 2010, respectively, and the step acquisition of two Russian joint ventures that was completed on April 30, 2010, our Oilfield Products segment reported a net sales increase of $672 or 8.3% for the first half of 2010.  Our consolidated income from operations decreased to $2,331 for the six months ended June 30, 2010 from $11,333 for the same period of 2009.  This $9,002 decrease reflects a decline in Explosive Metalworking’s operating income of $10,828 which was partially offset by a $1,399 decrease in the operating loss reported by our Oilfield Products segment, an increase in operating income for AMK Welding of $369, and a $58 decrease in stock-based compensation expense.  We recorded net income of $2,625 for the six months ended June 30, 2010 compared to net income of $6,432 for the same period of 2009.

Impact of Current Economic Situation on the Company

The Company was only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and the first half of 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Despite the slowdown we have already seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains relatively healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, we believe that our Explosive Metalworking segment is well-positioned to benefit as global economic conditions improve.

As a result of our Explosive Metalworking backlog decreasing from $97,247 at December 31, 2008 to $49,584 at December 31, 2009 and relatively low booking activity during the first half of 2010 which further reduced our backlog amount to $39,913 at June 30, 2010, we currently expect that our 2010 consolidated net sales will decline by approximately 5% from the consolidated net sales that we reported in 2009.  In light of the slowdown in order inflow that we have experienced, we continue to manage expenses carefully.  Despite the significant sales and net income declines that we reported in the first half of 2010, we generated cash flow from operations of $9,695 and expect to generate positive cash flow from operations for the full year 2010.

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

Income taxes

Our effective income tax rate decreased to 11.8% for the six months ended June 30, 2010 from 34.5% for the same period of 2009.  After adjusting for the non-recurring gain on the step acquisition of two Russian joint ventures, our effective tax rate on the remaining “ordinary” pretax income that we reported for the first six months of 2010 was 34.0%.  Based upon existing tax regulations and current federal, state and foreign statutory tax rates, an expected reduction in our 2010 consolidated pre-tax income from that reported in 2009, and the amount of our projected 2010 consolidated pre-tax income that we expect to be generated by our U.S. and foreign operations, respectively, we expect our blended effective tax rate for 2010 to range between 25% and 28%.  Our full year 2009 effective tax rate was 33.9% and, for future periods which include the third and fourth quarters of 2010, we expect that our blended effective tax rate will to return to a normalized level of 33% to 35%.

Backlog

We use backlog as a primary means of measuring the immediate outlook for our Explosive Metalworking business.  We define “backlog” at any given point in time as consisting of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized.

Our backlog with respect to the Explosive Metalworking segment decreased to $39,913 at June 30, 2010 from $49,584 at December 31, 2009 and was well below the backlog of $97,247 that we reported at December 31, 2008.  In light of the slowdown in order inflow and decrease in backlog that we have experienced for our Explosive Metalworking segment, we are currently anticipating that our consolidated net sales for fiscal 2010 will be approximately 5% lower than the consolidated net sales that we reported in 2009.

Three and Six Months Ended June 30, 2010 Compared to Three and Six Months Ended June 30, 2009

Net sales

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Net sales	$38,258	$37,819	$439	1.2%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Net sales	$68,615	$87,578	$(18,963)	(21.7)%

Net sales for the second quarter of 2010 increased 1.2% to $38,258 from $37,819 for the second quarter of 2009.  Explosive Metalworking sales decreased 15.5% to $26,690 for the three months ended June 30, 2010 (70% of total sales) from $31,604 for the same period of 2009 (84% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves.

Oilfield Products contributed $8,654 to second quarter 2010 sales (23% of total sales), which represents a 115.6% increase from sales of $4,014 for the second quarter of 2009 (10% of total sales). Excluding incremental sales of $4,124 from our acquisitions of LRI and Austin Explosives and step acquisition of two Russian joint ventures, the second quarter 2010 sales increase for Oilfield Products was $516 or 12.9%.

AMK Welding contributed $2,914 to second quarter 2010 sales (7% of total sales), which represents a 32.4% increase from sales of $2,201 for the second quarter of 2009 (6% of total sales).

Our consolidated net sales for the first half of 2010 decreased 21.7% to $68,615 from $87,578 in the first half of 2009.  Explosive Metalworking sales decreased 36.1% to $47,996 for the six months ended June 30, 2010 (70% of total sales) from $75,076 for the same period of 2009 (86% of total sales).

Oilfield Products contributed $15,660 to first half 2010 sales (23% of total sales), which represents a 94.6% increase from sales of $8,048 for the first half of 2009 (9% of total sales).  Excluding incremental sales of $6,940 from our acquisitions of LRI and Austin Explosives and  step acquisition of two Russian joint ventures, the first half 2010 sales increase for Oilfield Products was $672 or 8.3%.

AMK Welding contributed $4,959 to first half 2010 sales (7% of total sales), which represents an 11.3% increase from sales of $4,454 in the first half of 2009 (5% of total sales).

Gross profit

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Gross profit	$9,258	$9,154	$104	1.1%
Consolidated gross profit margin rate	24.2%	24.2%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Gross profit	$16,242	$24,482	$(8,240)	(33.7)%
Consolidated gross profit margin rate	23.7%	28.0%

Gross profit increased by 1.1% to $9,258 for the three months ended June 30, 2010 from $9,154 for the three months ended June 30, 2009. Our second quarter 2010 consolidated gross profit margin rate remained unchanged from the 24.2% gross margin that we reported for the second quarter of 2009.  For the six months ended June 30, 2010, gross profit decreased by 33.7% to $16,242 from $24,482 for the same period of 2009.  Our year to date consolidated gross profit margin rate decreased to 23.7% from 28.0% for the first six months of 2009.

The gross margin for Explosive Metalworking decreased from 25.5% for the second quarter of 2009 to 19.7% for the second quarter of 2010.  This 23% decrease in the Explosive Metalworking second quarter gross margin relates entirely to our U.S. cladding division where the gross margin of 21.3% for the second quarter of 2010 was 39% lower than the gross margin reported for the second quarter of 2009 on a year-to-year sales decline of 12%.  Despite a 46% decline in its second quarter 2010 sales, our European cladding divisions reported a gross margin of 16.0% in the second quarter of 2010 which was higher than the second quarter 2009 gross margin of 14.8%.  Our gross margin for the Explosive Metalworking segment decreased to 20.7% for the first six months of 2010 from 29.2% for the same period in 2009.  This 29% decrease in the six-month Explosive Metalworking gross margin rate reflects a 25% decrease in our U.S. gross margin from 35.7% in 2009 to 26.7% in 2010 and a decrease in our European gross margin from 20.7% in 2009 to 10.0% in 2010 on year-to-year sales declines of 27% and 47%, respectively. While lower sales and the resultant less favorable absorption of fixed manufacturing overhead costs have negatively impacted gross margins reported by all of our cladding divisions, the significant decline in our U.S. gross margin rate for the second quarter and first six months of 2010 compared to the same periods in 2009 relates principally to unfavorable changes in product mix and an extremely competitive pricing environment in certain end markets that comprise a significant portion of our 2010 sales. Historically, gross margins for our European explosion welding divisions have been lower than those reported by our U.S. division due to less efficient fixed manufacturing cost structures associated with our smaller European facilities and this has again been the case during the first six months of 2010.  While our European cladding divisions also face a competitive pricing environment, the principal reason for the large decrease in our European gross margin rate for the first six months of 2010 compared to the same period in 2009 is the 47% decline in sales.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates during the remaining two quarters of 2010 that result from anticipated fluctuations in quarterly sales volume and changes in product mix. Based upon the reported first half gross margin, the composition of our June 30, 2010 backlog and the anticipated mix of new orders that we expect to ship before the end of the year, we expect the full year 2010 gross margin to be in the range of 19% to 21% for our Explosive Metalworking segment.

Oilfield Products reported a gross margin of 34.7% for the second quarter of 2010 compared to a gross margin of 17.7% for the second quarter of 2009.  Oilfield Products reported a gross margin of 31.5% for the first half of 2010 compared to a gross margin of 21.2% for the first half of 2009.  The increase in Oilfield Products’ gross margin for the second quarter and first six months of 2010 relates principally to the significant sales increases that are discussed above and favorable changes in product/customer mix. Gross margins reported by the Oilfield Products segment also reflect the incremental margin on intercompany sales to recently acquired former distributors in Canada, the U.S. and Russia as these acquired entities sell products through to the end customer.  We currently expect Oilfield Products to report full year 2010 sales in excess of $40,000 and a gross margin in the range of 32% to 35%.

The gross margin for AMK Welding increased to 37.4% for the second quarter of 2010 from 23.7% for the second quarter of 2009.  The gross margin for AMK Welding increased to 31.3% in the first six months of 2010 from 24.9% in the first six months of 2009.  These increases in AMK Welding’s gross margin relate principally to the sales increases discussed above and resultant more favorable absorption of fixed manufacturing overhead expenses.  AMK Welding sales for the full year 2010 are expected to approximate $10,000 and its full year gross margin is expected to be in the range of 31% to 33%.

General and administrative expenses

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
General & administrative expenses	$3,358	$3,043	$315	10.4%
Percentage of net sales	8.8%	8.0%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
General & administrative expenses	$6,503	$6,569	$(66)	(1.0)%
Percentage of net sales	9.5%	7.5%

General and administrative expenses increased by $315, or 10.4%, to $3,358 in the second quarter of 2010 from $3,043 in the second quarter of 2009.  Excluding incremental general and administrative expenses of $322 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our general and administrative expenses were essentially the same as those reported in the prior year second quarter. As a percentage of net sales, general and administrative expenses increased to 8.8% in the second quarter of 2010 from 8.0% in the second quarter of 2009.

General and administrative expenses for the six months ended June 30, 2010 totaled $6,503 compared to $6,569 for the same period of 2009, a decrease of $66 or 1.0%.  Excluding incremental general and administrative expenses of $496 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our general and administrative expenses decreased by $562 or 8.6%.  This decrease includes an increase of $74 in salaries that was more than offset by a $208 decrease in accrued incentive compensation and a net decrease of $428 in all other expenses categories that reflects the impact of tight controls over discretionary spending.  As a percentage of net sales, general and administrative expenses increased to 9.5% in the first half of 2010 from 7.5% in the first half of 2009.

Selling expenses

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Selling expenses	$2,550	$1,840	$710	38.6%
Percentage of net sales	6.7%	4.9%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Selling expenses	$4,871	$4,164	$707	17.0%
Percentage of net sales	7.1%	4.8%

Selling expenses, which include sales commissions of $305 in 2010 and $425 in 2009, increased by 38.6% to $2,550 in the second quarter of 2010 from $1,840 in the second quarter of 2009.  Excluding incremental selling expenses of $747 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our selling expenses decreased by $37 or 2.0%.  This $37 decrease in our selling expenses includes increased selling expenses of $213 at our U.S. divisions that was offset by decreased selling expenses of $250 at our European divisions.  The decrease in European selling expenses relates principally to staff reductions within our European explosion welding facilities and lower sales commissions. The $213 increase in our U.S. selling expenses reflects increased sales commissions of $105, a $91 increase in bad debt expense and a net increase of $17 in other spending categories. As a percentage of net sales, selling expenses increased to 6.7% in the second quarter of 2010 from 4.9% in the second quarter of 2009.

Selling expenses increased by 17.0% to $4,871 in the first half of 2010 from $4,164 in the first half of 2009.  These selling expenses include sales commissions of $571 and $808 for 2010 and 2009, respectively.  Excluding incremental selling expenses of $1,229 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our selling expenses decreased by $522 or 12.6%.  This $522 decrease in our selling expenses includes decreased selling expenses of $397 and $125 at our European and U.S. divisions, respectively.  The decrease in European selling expenses relates principally to staff reductions within our European explosion welding facilities and lower sales commissions. The $125 decrease in our U.S. selling expenses reflects decreased sales commissions of $128, a $116 decrease in salaries and accrued incentive compensation and a net increase of $119 in other spending categories. As a percentage of net sales, selling expenses increased to 7.1% in the first half of 2010 from 4.8% in the first half of 2009.

Amortization expenses

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Amortization of purchased intangible assets	$1,264	$1,232	$32	2.6%
Percentage of net sales	3.3%	3.3%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Amortization of purchased intangible assets	$2,537	$2,416	$121	5.0%
Percentage of net sales	3.7%	2.8%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics, our October 1, 2009 acquisition of LRI, our April 30, 2010 acquisition of the Russian joint ventures and our June 5, 2010 acquisition of Austin Explosives.  Amortization expense for the three months ended June 30, 2010 includes $904, $273 and $87 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the three months ended June 30, 2009 includes $854, $285 and $93 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.

Amortization expense for the six months ended June 30, 2010 includes $1,787, $569 and $181 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the six months ended June 30, 2009 includes $1,675, $559 and $182 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.   Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,603 in 2010, and 2010 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.  Amortization expense associated with the acquisition of Austin Explosives is expected to approximate $249 for approximately seven months of 2010 and amortization expense associated with the acquisition of the Russian joint ventures is expected to approximate €185 for eight months of 2010.

Operating income

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Operating income	$2,086	$3,039	$(953)	(31.4)%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Operating income	$2,331	$11,333	$(9,002)	(79.4)%

Income from operations (“operating income”) decreased by $953 to $2,086 in the second quarter of 2010 from $3,039 in the second quarter of 2009.  For the six months ended June 30, 2010, operating income decreased by 79.4% to $2,331 from $11,333 for the same period of 2009.

Explosive Metalworking reported operating income of $1,967 in the second quarter of 2010 compared to $4,601 in the second quarter of 2009.  This 57.2% decrease in Explosive Metalworking operating income is largely attributable to the 15.5% decrease in net sales and the 23% decline in the gross margin rate as discussed above.  Explosive Metalworking reported operating income of $3,184 in the first half of 2010 compared to $14,012 in the first half of 2009. This 77.3% decrease in Explosive Metalworking operating income is largely attributable to the 36.1% decrease in net sales and the 29% decline in the gross margin rate as discussed above.

Oilfield Products reported operating income of $203 for the second quarter of 2010 as compared to an operating loss of $906 for the second quarter of 2009.  For the first half of 2010, Oilfield Products reported an operating loss of $201 compared to an operating loss of $1,600 for the first half of 2009.

AMK Welding reported operating income of $826 for the three months ended June 30, 2010 as compared to $306 for the same period of 2009.  AMK Welding reporting operating income of $1,050 for the first six months of 2010 compared to $681 for the first six months of 2009.

Operating income for the three and six months ended June 30, 2010 includes $910 and $1,702, respectively, of stock-based compensation.  Operating income for the three and six months ended June 30, 2009 includes $962 and $1,760, respectively, of stock-based compensation.  This expense is not allocated to our business segments and thus is not included in the above second  quarter operating income or loss totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Gain on step acquisition of joint ventures

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Gain on step acquisition of joint ventures	$2,117	$—	$2,117	N/A

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Gain on step acquisition of joint ventures	$2,117	$—	$2,117	N/A

During the second quarter of 2010, we acquired the remaining non-controlling interests in two Russian joint ventures that were previously majority-owned.  Prior to the acquisition date, we accounted for the joint ventures as equity investments.  As a result of the acquisition of the remaining non-controlling interests, we now consolidate these entities. In accordance with accounting standards applicable to transactions of this nature, we determined the fair value of our interests in these joint ventures immediately prior to the purchase and recognized a resultant gain of $2,117.

Interest income (expense), net

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Interest income (expense), net	$(633)	$(829)	$196	(23.6)%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Interest income (expense), net	$(1,741)	$(1,665)	$(76)	4.6%

We recorded net interest expense of $633 in the second quarter of 2010 compared to net interest expense of $829 in the same period of 2009.  We recorded net interest expense of $1,741 in the first half of 2010 compared to net interest expense of $1,665 for the first half of 2009.  Interest expense for the first half of 2010 included a non-recurring, non-cash charge of $251 related to the write-off of unamortized debt issuance costs associated with the March prepayment, in the amount of $12,498 (9,020 Euros), of the remaining balance of the Euro term loan that was outstanding under our bank syndicate credit facility.  This Euro term loan was scheduled to mature on November 16, 2012.  The decrease in interest expense for the comparable three month periods ended June 30 is attributable to a significant reduction in average outstanding borrowings during the respective quarters that resulted from scheduled term loan payments and the March prepayment of the Euro term loan. Interest savings from these term loan reductions was partially offset by higher average interest rates in 2010 that relate principally to the October 2009 amendment to our bank syndicate credit facility which resulted in an increase in the interest rate charged on outstanding borrowings of 1.5% per annum.

Income tax provision

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Income tax provision	$505	$1,013	$(508)	(50.1)%
Effective tax rate	14.3%	40.1%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Income tax provision	$351	$3,389	$(3,038)	(89.6)%
Effective tax rate	11.8%	34.5%

We recorded an income tax provision of $505 in the second quarter of 2010 compared to $1,013 in the second quarter of 2009.  Our second quarter 2010 income tax provision included a provision of $59 associated with the $2,117 non-recurring gain that we recorded on the acquisition of non-controlling interests in two Russian joint ventures as discussed above and a provision of $446 on the remaining “ordinary” pretax income of $1,424.  While our overall effective tax rate decreased to 14.3% in the second quarter of 2010 from 40.1% rate in the prior year second quarter, our second quarter 2010 effective tax rate on ordinary pretax income was 31.3%.  Our consolidated income tax provision for the three months ended June 30, 2010 and June 30, 2009 included provisions of $463 and $1,054, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax provision of $42 in 2010 and a net foreign tax benefit of $41 in 2009 associated with our foreign operations and holding companies located in Canada, France, Germany, Sweden, Russia, Kazakhstan and Luxembourg.

For the six months ended June 30, 2010, we recorded an income tax provision of $351 compared to $3,389 in the same period of 2009.  The effective tax rate decreased to 11.8% in the first half of 2010 from 34.5% in the first half of 2009 due principally to the low tax rate applicable to the non-recurring gain on the acquisition of non-controlling interests in two Russian joint ventures as discussed above.  Our effective tax rate on the $859 of “ordinary” pretax income that we reported in the first half of 2010 was 34.0%.  Our consolidated income tax provision for the six months ended June 30, 2010 and 2009 included $849 and $3,176, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax benefit of $498 in 2010 and a net foreign tax provision of $213 in 2009 associated with our foreign operations and holding companies.

We expect our blended effective tax rate for 2010 to range from 25% to 28% based upon the low effective tax rate we experienced during the first six months of 2010 and our current projection of full year consolidated pre-tax income.  Our full year 2009 effective tax rate was 33.9% and, beginning in the third quarter of 2010, we expect that our blended effective tax rate will to return to a normalized level of 33% to 35%.

Adjusted EBITDA

	Three Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Adjusted EBITDA	$5,510	$6,408	$(898)	(14.0)%

	Six Months Ended
	June 30,			Percentage
	2010	2009	Change	Change
Adjusted EBITDA	$8,974	$17,950	$(8,976)	(50.0)%

Adjusted EBITDA is a non-GAAP measure that we use as an indicator of the ongoing operating performance and the cash generating ability of the Company.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Income from operations	$2,086	$3,039	$2,331	$11,333
Adjustments:
Stock-based compensation	910	962	1,702	1,760
Depreciation	1,250	1,174	2,404	2,441
Amortization of purchased intangibles	1,264	1,233	2,537	2,416
Adjusted EBITDA	$5,510	$6,408	$8,974	$17,950

Adjusted EBITDA decreased by 14.0% to $5,510 in the second quarter of 2010 from $6,408 in the second quarter of 2009 primarily due to the $953 decrease in operating income.  Adjusted EBITDA decreased by 50.0% to $8,974 in the first half of 2010 from $17,950 in the first half of 2009 primarily due to the $9,002 decrease in operating income.

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

There are two significant financial covenants under our credit facility, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the year ended December 31, 2009 and six months ended June 30, 2010, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of December 31, 2009, the maximum leverage ratio permitted by our credit facility was 2.0 to 1.0. The actual leverage ratio as of December 31, 2009 was 1.69 to 1.0. The maximum leverage ratio permitted as of March 31, June 30, September 30 and December 31, 2010 is 2.25 to 1.0, 2.25 to 1.0, 2.0 to 1.0 and 1.5 to 1.0, respectively.  The actual leverage ratio as of June 30, 2010 was 1.69 to 1.0.

The fixed charge ratio, as defined in the credit facility, means, for any period, the ratio of Earnings Available for Fixed Charges to Fixed Charges.  Earnings Available for Fixed Charges equals Consolidated EBITDA plus lease expenses minus cash income taxes and non-financed capital expenditures.  Fixed Charges equals the sum of cash interest expense, lease expense, scheduled principal payments and cash dividends.  As of December 31, 2009, the minimum fixed charge ratio permitted by our credit facility was 1.1 to 1.0. The actual fixed charge ratio as of December 31, 2009 was 1.31 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending March 31, June 30, September 30 and December 31, 2010 is 0.8 to

1.0, 0.8 to 1.0, 1.0 to 1.0 and 1.0 to 1.0, respectively. The actual fixed charge ratio as of June 30, 2010 was 1.07 to 1.0.

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

As of June 30, 2010, a U.S. Dollar term loan of $28,997 was outstanding under our syndicated credit agreement, $916 was outstanding under term loan obligations of DYNAenergetics and $1,271 was outstanding under loan agreements with the former owners of LRI.  We had $1,830 in outstanding revolving credit borrowings under our syndicated credit agreement and $1,153 outstanding under our separate DYNAenergetics’ line of credit agreements with German banks.  We also had $554 outstanding under the line of credit assumed with the acquisition of LRI and $23 outstanding under the line of credit assumed with the acquisition of Perfoline.  While we had approximately $40,230 of unutilized revolving credit loan capacity as of June 30, 2010 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

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

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of June 30, 2010, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other than the unscheduled $12,498 (9,020 Euros) prepayment of the remaining principal balance on our bank syndicate Euro term loan, the Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2009.

Cash flows from operating activities

Net cash flows provided by operating activities for the first half of 2010 totaled $9,695.  Significant sources of operating cash flow included net income of $2,625, non-cash depreciation and amortization expense of $5,324, stock-based compensation of $1,702 and net positive changes in various components of working capital in the amount of $3,377.  These sources of operating cash flow were partially offset by a $2,117 gain on step acquisition of joint ventures and a deferred income tax benefit of $961.  Net positive changes in working capital included a decrease in accounts receivable of $8,142 and an increase in customer advances of $1,565.  These positive changes in working capital were partially offset by increases in inventory and prepaid expenses of $1,841 and $880, respectively, and decreases in accounts payable and accrued expenses of $1,494 and $2,115.

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

Cash flows from investing activities

Net cash flows used in investing activities for the first half of 2010 totaled $7,179 which included investments in acquisitions of $5,609 and capital expenditures of $1,445.

Net cash flows used in investing activities for the first six months of 2009 totaled $2,208 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the first half of 2010 were $14,882, which included $2,876 in required prepayments of term loans under our syndicated credit agreement from excess cash flow that we generated in fiscal year 2009, $12,498 to prepay the remaining principal balance of our Euro term loan under our syndicated credit agreement, $399 in principal payments on Nord LB term loans, payment of quarterly dividends of $1,033 and payment on capital lease obligations of $146.  These uses of cash flows were partially offset by net borrowings on bank lines of credit of $1,998 and $70 in net proceeds from the issuance of common stock relating to the exercise of stock options.

Net cash flows used in financing activities for the first half of 2009 were $3,835, which consisted primarily of $3,885 in required prepayments of term loans under our syndicated credit agreement from excess cash flow that we generated in fiscal year 2008, $438 in principal payments on Nord LB term loans and payment on capital lease obligations of $102.  These uses of cash flows were slightly offset by net borrowings on bank lines of credit of $143 and $373 in net proceeds from the issuance of common stock relating to the exercise of stock options.

Payment of Dividends

On May 26, 2010, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on July 15, 2010.  The dividend totaled $528 and was payable to shareholders of record as of June 30, 2010.  On March 11, 2010, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on April 15, 2010.  The dividend totaled $518 and was payable to shareholders of record as of March 31, 2010.   We paid a quarterly cash dividend of $.04 per share in the second quarter of 2009.

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

Our impairment testing in the fourth quarter of 2009 did not result in a determination that any of our goodwill was impaired.  The fair value of the Oilfield Products reporting unit was $74.2 million at December 31, 2009 compared to its carrying value of $63.6 million.  A discount rate of 17% was utilized in the income approach component of the model used to measure fair value.  A future impairment is possible and could occur if (i) the unit’s operating results underperform what we have estimated or (ii) additional volatility of the capital markets or other factors should cause us to raise the discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

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

Stock-Based Compensation Expense

We are required to account for stock-based compensation under fair value recognition provisions.  The stock-based compensation cost is estimated at the grant date based on the value of the award and is recognized as expense ratably over the requisite service period of the award.  The fair value of restricted stock awards is based on the fair value of the Company’s stock on the date of grant.  For the last several years we have not granted stock options.  Were we to do so, determining the appropriate fair value model and calculating the fair value of stock options at the grant date would require judgment, including estimating stock price volatility, forfeiture rates, and expected option life.

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

As of June 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in the Company’s internal controls during the quarter ended June 30, 2010 or in other factors that could materially affect the Company’s internal controls over financial reporting.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: July 29, 2010	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)