Form 10-Q
period 2010-09-30
DYNAMIC MATERIALS CORP
filed 2010-10-28
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

The number of shares of Common Stock outstanding was 13,202,177 as of October 28, 2010.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. In particular, we direct your attention to Part I, Item 1- Condensed Consolidated Financial Statements; Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations; Item 3 - Quantitative and Qualitative Disclosures About Market Risk; and Part II, Item 1A — Risk Factors. We intend the forward-looking statements throughout this quarterly report on Form 10-Q and the information incorporated by reference herein to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. All projections, guidance and other statements regarding our expected financial position and operating results, our business strategy and the outcome of any contingencies are forward-looking statements. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2010 (unaudited)	December 31, 2009
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,097	$22,411
Accounts receivable, net of allowance for doubtful accounts of $444 and $390, respectively	27,390	25,807
Inventories	36,797	32,501
Prepaid expenses and other	3,465	2,397
Related party receivables and loans	—	2,806
Current deferred tax assets	885	2,052

Total current assets	79,634	87,974

PROPERTY, PLANT AND EQUIPMENT	66,826	64,944
Less - accumulated depreciation	(26,356)	(22,892)

Property, plant and equipment, net	40,470	42,052

GOODWILL, net	40,414	43,164

PURCHASED INTANGIBLE ASSETS, net	50,962	49,079

DEFERRED TAX ASSETS	940	332

OTHER ASSETS, net	1,046	1,443

INVESTMENT IN JOINT VENTURES	—	1,132

TOTAL ASSETS	$213,466	$225,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share Data)

	September 30, 2010 (unaudited)	December 31, 2009
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,386	$9,183
Accrued expenses	3,613	4,808
Dividend payable	528	515
Accrued income taxes	847	1,485
Accrued employee compensation and benefits	3,185	4,048
Customer advances	5,128	6,528
Lines of credit	6,735	1,777
Current maturities on long-term debt	7,567	13,485
Current portion of capital lease obligations	301	306
Current deferred tax liabilities	23	—

Total current liabilities	39,313	42,135

LONG-TERM DEBT	23,541	34,120

CAPITAL LEASE OBLIGATIONS	214	436

DEFERRED TAX LIABILITIES	13,469	15,217

OTHER LONG-TERM LIABILITIES	1,140	1,157

Total liabilities	77,677	93,065

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,202,177 and 12,870,363 shares issued and outstanding, respectively	660	643
Additional paid-in capital	51,332	46,080
Retained earnings	87,424	85,048
Other cumulative comprehensive income (loss)	(3,627)	340

Total stockholders’ equity	135,789	132,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,466	$225,176

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
NET SALES	$41,298	$34,690	$109,913	$122,268

COST OF PRODUCTS SOLD	30,445	25,936	82,819	89,032

Gross profit	10,853	8,754	27,094	33,236

COSTS AND EXPENSES:
General and administrative expenses	3,487	2,749	9,990	9,318
Selling expenses	3,047	2,212	7,918	6,376
Amortization of purchased intangible assets	1,376	1,293	3,913	3,709

Total costs and expenses	7,910	6,254	21,821	19,403

INCOME FROM OPERATIONS	2,943	2,500	5,273	13,833

OTHER INCOME (EXPENSE):
Gain on step acquisition of joint ventures	—	—	2,117	—
Other income (expense), net	(416)	(633)	(402)	(560)
Interest expense	(667)	(752)	(2,473)	(2,521)
Interest income	6	41	71	145
Equity in earnings of joint ventures	—	91	255	170

INCOME BEFORE INCOME TAXES	1,866	1,247	4,841	11,067

INCOME TAX PROVISION	540	151	891	3,540

NET INCOME	$1,326	$1,096	$3,950	$7,527

INCOME PER SHARE:
Basic	$0.10	$0.09	$0.30	$0.59
Diluted	$0.10	$0.08	$0.30	$0.58

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,939,274	12,632,406	12,807,826	12,597,023
Diluted	12,951,397	12,645,500	12,820,508	12,621,970

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.12	$0.08

The accompanying notes are in integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010

(Amounts in Thousands)

(unaudited)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Loss
	Shares	Amount	Capital	Earnings	Income/(loss)	Total	for the Period
Balances, December 31, 2009	12,870	$643	$46,080	$85,048	$340	$132,111
Shares issued for AECO acquisition	222	11	3,290	—	—	3,301
Shares issued in connection with stock compensation plans	110	6	64	—	—	70
Tax impact of stock-based compensation	—	—	(639)	—	—	(639)
Stock-based compensation	—	—	2,537	—	—	2,537
Dividends	—	—	—	(1,574)	—	(1,574)
Net income	—	—	—	3,950	—	3,950	3,950
Derivative valuation, net of tax of $248	—	—	—	—	365	365	365
Change in cumulative foreign currency translation adjustment	—	—	—	—	(4,332)	(4,332)	(4,332)
Balances, September 30, 2010	13,202	$660	$51,332	$87,424	$(3,627)	$135,789	$(17)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in Thousands)

(unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,950	$7,527
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	3,908	3,701
Amortization of purchased intangible assets	3,913	3,709
Amortization of capitalized debt issuance costs	489	215
Stock-based compensation	2,537	2,657
Deferred income tax benefit	(953)	(1,875)
Equity in earnings of joint ventures	(255)	(170)
Gain on step acquisition of joint ventures	(2,117)	—
Change in (excluding assets acquired):
Accounts receivable, net	2,465	13,632
Inventories	1,198	3,334
Prepaid expenses and other	321	496
Accounts payable	(2,075)	(5,980)
Customer advances	(1,327)	246
Accrued expenses and other liabilities	(1,800)	(4,078)

Net cash provided by operating activities	10,254	23,414

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Austin Explosives Company	(3,620)	—
Step acquisition of joint ventures, net of cash acquired	(2,065)	—
Acquisition of property, plant and equipment	(2,309)	(3,238)
Change in other non-current assets	(59)	42

Net cash used in investing activities	(8,053)	(3,196)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in Thousands)

(unaudited)

	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	(15,374)	(3,912)
Payment on Nord LB term loans	(593)	(653)
Borrowings on bank lines of credit, net	4,682	—
Payment on capital lease obligations	(215)	(132)
Payment of dividends	(1,561)	(513)
Payment of deferred debt issuance costs	—	(58)
Net proceeds from issuance of common stock to employees and directors	70	373
Tax impact of stock-based compensation	(639)	90

Net cash used in financing activities	(13,630)	(4,805)

EFFECTS OF EXCHANGE RATES ON CASH	115	258

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(11,314)	15,671

CASH AND CASH EQUIVALENTS, beginning of the period	22,411	14,360

CASH AND CASH EQUIVALENTS, end of the period	$11,097	$30,031

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

In September 2010, the Company’s German subsidiary, DYNAenergetics, entered into a currency swap agreement with its bank to hedge the currency risk associated with a large U.S. Dollar order ($2,700) that was recently awarded to the Company.   Under the agreement, DYNAenergetics will exchange $2,700 for Euros at an exchange rate of 1.269 U.S. Dollars per Euro between January 18, 2011 and February 15, 2011 (the date range of expected payment settlement on this order).  The Company has not designated this derivative as an effective cash flow hedge and as such, gains and losses related to changes in its valuation will be recorded in the statement of operations.  During the three months and nine months ended September 30, 2010, the Company recorded a gain on this currency swap agreement of $185 based on the U.S. Dollar to Euro exchange rate as of September 30, 2010.  The gain is classified in other income in the Company’s statement of operations.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  Based upon the 150 basis point increase in our LIBOR/EURIBOR basis borrowing spread negotiated in the October 21, 2009 amendment to our syndicated credit agreement, we believe the fair value of our long-term debt approximates its carrying value at September 30, 2010.  The majority of the Company’s debt was incurred in connection with the acquisition of DYNAenergetics.

Additionally, the Company has an interest rate swap agreement (see Note 9) and a foreign currency hedge agreement (see disclosure above in Note 2), which are recorded at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company is required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

The Company’s interest rate swap and foreign currency hedge agreements are not exchange listed and are therefore valued with models that use Level 2 inputs.  The degree to which the Company’s credit worthiness impacts the value requires management judgment but as of September 30, 2010 and December 31, 2009, the impact of this assessment on the overall value of the outstanding interest rate swap was not significant and the Company’s valuation of the agreement is classified within Level 2 of the hierarchy.

The Company has recorded the fair value of its derivatives as follows:

	September 30, 2010		December 31, 2009
	Balance sheet location	Fair value	Balance sheet location	Fair value

Interest rate swap	Accrued expenses	$164	Accrued expenses	$820

Foreign currency hedge	Prepaid expenses and other	$185	Prepaid expenses and other	$—

Related Party Transactions

Prior to acquiring the remaining outstanding interests in its unconsolidated joint ventures on April 30, 2010 (See Note 3), the Company had related party transactions with these joint ventures.  Additionally the Company had related party transactions with the former owners of LRI Oil Tools Inc. (“LRI”).  The Company also had transactions in the period from January 1 through September 30, 2009 with LRI who, at the time, was the non-controlling interest partner in one of the Company’s consolidated joint ventures.  A summary of related party balances as of December 31, 2009 is summarized below:

Accounts receivable
from and loan to
DYNAenergetics RUS	$2,265
Perfoline	466
Former owners of LRI	75

Total	$2,806

A summary of related party transactions for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009 is summarized below:

	Three Months Ended
	September 30, 2009
		Interest
	Sales to	income from
DYNAenergetics RUS	$366	$—
Perfoline	3	12
Minority Interest Partner	301	—

Total	$670	$12

	Nine Months Ended		Nine Months Ended
	September 30, 2010		September 30, 2009
		Interest		Interest
	Sales to	income from	Sales to	income from
DYNAenergetics RUS	$663	$—	$1,100	$—
Perfoline	19	13	59	31
Minority Interest Partner	—	—	745	—

Total	$682	$13	$1,904	$31

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

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2010			September 30, 2009
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$1,326			$1,096
Less income allocated to RSAs	(26)			(22)

Net income allocated to common stock for EPS calculation	$1,300	12,939,274	$0.10	$1,074	12,632,406	$0.09

Adjust shares for Dilutives:
Stock-based compensation plans		12,123			13,094

Diluted earnings per share:
Net income	$1,326			$1,096
Less income allocated to RSAs	(26)			(22)

Net income allocated to common stock for EPS calculation	$1,300	12,951,397	$0.10	$1,074	12,645,500	$0.08

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2010			September 30, 2009
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income	$3,950			$7,527
Less income allocated to RSAs	(79)			(148)

Net income allocated to common stock for EPS calculation	$3,871	12,807,826	$0.30	$7,379	12,597,023	$0.59

Adjust shares for Dilutives:
Stock-based compensation plans		12,682			24,947

Diluted earnings per share:
Net income	$3,950			$7,527
Less income allocated to RSAs	(79)			(148)

Net income allocated to common stock for EPS calculation	$3,871	12,820,508	$0.30	$7,379	12,621,970	$0.58

3.                   ACQUISITIONS

Austin Explosives

On June 4, 2010, the Company completed its acquisition of Texas-based, Austin Explosives Company (“AECO”), which is now operating under the name DYNAenergetics US, Inc.  This business is now part of the Company’s Oilfield Products business segment.  AECO had been a long-time distributor of DYNAenergetics shaped charges.  This acquisition, along with the acquisition of the outstanding interests in our Russian joint ventures (discussed below), further expands the Company’s Oilfield Products business, and positions the segment to capitalize on the long-term demand from the oil and gas industry.  From June 5, 2010 through September 30, 2010,

DYNAenergetics US, Inc. contributed incremental net sales of $2,187 and an incremental net loss of $10 after the elimination of intercompany sales and the related gross profit. On a standalone basis, DYNAenergetics U.S., Inc. reported sales of $6,097 and net income of $290 for the same period.

The acquisition was structured as an asset purchase valued at $6,921 which was financed by (i) the payment of $3,620 in cash and (ii) the issuance of 222,445 shares of common stock of the Company (valued at $3,301).

The purchase price of the acquisition was allocated to the Company’s tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date.  The allocation of the purchase price to the assets of AECO was as follows:

Current assets	$5,792
Property, plant and equipment	368
Intangible assets	4,773
Deferred tax assets	7
Other assets	81

Total assets acquired	11,021

Current liabilities	4,100

Total liabilities assumed	4,100

Net assets acquired	$6,921

The Company acquired identifiable finite-lived intangible assets as a result of the acquisition of AECO.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $4,773 which will be amortized over 11 years.  These amounts are included in Intangible Assets and are further discussed in Note 7.

Russian Joint Ventures

On April 30, 2010 the Company purchased the outstanding minority-owned interests in its two Russian joint ventures that were previously majority-owned by the Company’s Oilfield Products business segment.  These joint ventures include DYNAenergetics RUS, which is a Russian trading company that sells the Company’s oilfield products, and Perfoline, which is a Russian manufacturer of perforating gun systems.  The Company paid a combined $2,065 for the respective 45% and 34.81% outstanding stakes in DYNAenergetics RUS and Perfoline.  From April 30, 2010 through September 30, 2010, DYNAenergetics RUS and Perfoline contributed incremental net sales of $2,548 and incremental net income of $213 after the elimination of intercompany sales and the related gross profit.  As standalone companies, these two entities reported sales of $3,165 and net income of $311 for the same period.

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

LRI Oil Tools Inc.

On October 1, 2009, the Company completed its acquisition of LRI Oil Tools Inc. (“LRI”), which is part of the Oilfield Products business.  LRI produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with the Company’s Oilfield Products segment and had served for several years as its sole Canadian distributor.  From January 1, 2010 through September 30, 2010, LRI contributed incremental net sales of $7,399 and incremental net income of $525 after the elimination of intercompany sales and related gross profit. On a standalone basis, LRI reported sales of $10,808 and net income of $666 for the same period.

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

Pro Forma Statement of Operations

The following table presents the pro-forma combined results of operations for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009, respectively, assuming (i) the acquisitions of LRI, AECO and the Russian joint ventures had occurred on January 1, 2010 and January 1, 2009; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the fair value of purchased property, plant and equipment; (iv) reduction of interest expense assuming the Company paid down LRI’s debt by 2,200 CAD (1,200 CAD for the loans to former owners of LRI and 1,000 CAD for the line of credit) immediately following the acquisition (net of a related pro forma reduction in interest income); (v) elimination of intercompany sales; and (vi) increase in interest expense for borrowing 1,500 Euros to fund the acquisition of the Russian joint ventures:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2010	2009
Net sales	$38,781	$117,202	$134,613
Income from operations	$2,027	$5,620	$12,646
Net income	$527	$3,852	$6,127

Net income per share:
Basic	$0.04	$0.29	$0.47
Diluted	$0.04	$0.29	$0.47

Since all acquisitions were completed prior to June 30, 2010, a pro forma statement of operations was not necessary for the three months ended September 20, 2010.  The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

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

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of December 31, 2009 and for the three months ended September 30, 2009 and the nine months ended September 30, 2010 and 2009 is as follows:

December 31,
2009
Current assets	$5,350
Noncurrent assets	655
Total assets	$6,005

Current liabilities	$2,892
Noncurrent liabilities	555
Equity	2,558
Total liabilities and equity	$6,005

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2009	2010 (a)	2009
Net sales	$1,645	$2,575	$4,427
Gross Profit	$455	$656	$1,271
Operating income	$233	$302	$596
Net income	$168	$468	$310
Equity in earnings of joint ventures	$91	$255	$170

(a) Through April 30, 2010

5.      INVENTORY

The components of inventory are as follows at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Raw materials	$10,262	$10,321
Work-in-process	14,641	15,963
Finished goods	11,164	5,526
Supplies	730	691

	$36,797	$32,501

6.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive
	Metalworking	Oilfield
	Group	Products	Total
Goodwill balance at December 31, 2009	$24,577	$18,587	$43,164
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(256)	(327)	(583)
Adjustment due to exchange rate differences	(1,194)	(973)	(2,167)

Goodwill balance at September 30, 2010	$23,127	$17,287	$40,414

7.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2010:

		Accumulated
	Gross	Amortization	Net
Core technology	$23,147	$(3,299)	$19,848
Customer relationships	39,854	(10,154)	29,700
Trademarks / Trade names	2,481	(1,067)	1,414

Total intangible assets	$65,482	$(14,520)	$50,962

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2009:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,347	$(2,555)	$21,792
Customer relationships	33,161	(7,657)	25,504
Trademarks / Trade names	2,613	(830)	1,783

Total intangible assets	$60,121	$(11,042)	$49,079

The change in the gross value of our purchased intangible assets from December 31, 2009 to September 30, 2010 reflects the additional intangible assets associated with the acquisitions of AECO and the two Russian joint ventures (see Note 3) and by the impact of foreign currency translation adjustments.

8.      CUSTOMER ADVANCES

On occasion, customers make advance payments prior to the shipment of their orders in order to help finance the Company’s inventory investment on large orders or to keep credit limits at acceptable levels.  As of September 30, 2010 and December 31, 2009, customer advances totaled $5,128 and $6,528 respectively.

9.      DEBT

Lines of credit consisted of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
HSBC line of credit	$81	$1,774
Syndicated credit agreement revolving loan	3,403	—
Commerzbank line of credit	1,518	3
Nord LB line of credit	1,733	—

	$6,735	$1,777

Long-term debt consists of the following at September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
Syndicated credit agreement term loan	$28,997	$31,005
Syndicated credit agreement Euro term loan	—	13,826
Nord LB 3,000 Euro term loan	817	1,505
Loans with former owners of LRI	1,294	1,269

	31,108	47,605
Less current maturities	(7,567)	(13,485)

Long-term debt	$23,541	$34,120

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

Loan Covenants and Restrictions

The Company’s existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  As of September 30, 2010, the Company was in compliance with all financial covenants and other provisions of its debt agreements.

Swap Agreement

On November 17, 2008, the Company entered into a two-year interest rate swap agreement with an initial notional amount of $40,500 (decreasing to $33,750 in November 2009) that effectively converted the LIBOR based variable rate U.S. borrowings under the syndicated credit agreement to a fixed rate of 4.87% (6.37% effective October 21, 2009 due to an amendment in the Company’s syndicated credit facility and the Company’s current leverage ratio).  The Company had designated the swap agreement as an effective cash flow hedge with matched terms and, as a result, changes in the fair value of the swap agreement were recorded in other comprehensive income with the offset as a swap agreement asset or liability.  During March 2009 and March

2010, the Company made repayments of $2,744 and $2,008, respectively, on its variable rate U.S. borrowings and in both cases elected to de-designate the related portion of the cash flow hedge.  These principal payments were required under the terms of the Company’s syndicated credit facility since certain annually calculated cash flow measures were met.  Settlements and changes in the fair value related to the de-designated portion of the cash flow hedge are recorded as realized and unrealized gains/losses on swap agreement within other income in the Company’s statement of operations.   The Company recorded an immaterial loss of less than $100 during 2009 and an immaterial gain of approximately $43 during the nine months ended September 30, 2010.

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

Segment information is presented for the three and nine months ended September 30, 2010 and 2009 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended September 30, 2010:
Net sales	$24,925	$13,208	$3,165	$41,298
Depreciation and amortization	$1,608	$1,152	$120	$2,880
Income from operations	$1,225	$1,691	$861	$3,777
Unallocated amounts:
Stock-based compensation				(834)
Other expense				(416)
Interest expense				(667)
Interest income				6

Consolidated income before income taxes				$1,866

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended September 30, 2009:
Net sales	$27,327	$5,123	$2,240	$34,690
Depreciation and amortization	$1,527	$912	$114	$2,553
Income (loss) from operations	$3,370	$(414)	$441	$3,397
Equity in earnings of joint ventures	$—	$91	$—	91
Unallocated amounts:
Stock-based compensation				(897)
Other expense				(633)
Interest expense				(752)
Interest income				41

Consolidated income before income taxes				$1,247

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the nine months ended September 30, 2010:
Net sales	$72,921	$28,868	$8,124	$109,913
Depreciation and amortization	$4,340	$3,131	$350	$7,821
Income from operations	$4,408	$1,490	$1,912	$7,810
Equity in earnings of joint ventures	$—	$255	$—	255
Unallocated amounts:
Stock-based compensation				(2,537)
Other income				1,715
Interest expense				(2,473)
Interest income				71

Consolidated income before income taxes				$4,841

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the nine months ended September 30, 2009:
Net sales	$102,403	$13,171	$6,694	$122,268
Depreciation and amortization	$4,452	$2,616	$342	$7,410
Income (loss) from operations	$17,381	$(2,013)	$1,122	$16,490
Equity in earnings of joint ventures	$—	$170	$—	170
Unallocated amounts:
Stock-based compensation				(2,657)
Other expense				(560)
Interest expense				(2,521)
Interest income				145

Consolidated income before income taxes				$11,067

During the three months ended September 30, 2010, no sales to any one customer accounted for more than 10% of total net sales.  During the nine months ended September 30, 2010, sales to one customer represented $11,882 (10.8%) of total net sales.  During the three months ended September 30, 2009, sales to one customer represented approximately $4,033 (11.6%) of total net sales.  During the nine months ended September 30, 2009, no sales to any one customer accounted for more than 10% of total sales.

11.    COMPREHENSIVE INCOME (LOSS)

The Company’s comprehensive income (loss) for the three and nine months ended September 30, 2010 and 2009 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income for the period	$1,326	$1,096	$3,950	$7,527
Interest rate swap valuation adjustment, net of tax	123	104	365	301
Foreign currency translation adjustment	11,240	3,942	(4,332)	3,747

Comprehensive income (loss)	$12,689	$5,142	$(17)	$11,575

Other cumulative comprehensive income (loss) as of September 30, 2010 and December 31, 2009 consisted of the following:

	September 30,	December 31,
	2010	2009
Currency translation adjustment	$(3,538)	$794
Interest rate swap valuation adjustment, net of tax of $51 and $299, respectively	(89)	(454)

	$(3,627)	$340

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding.  For the nine months ended September 30, 2010, Explosive Metalworking accounted for 66% of our net sales and 56% of our income from operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 26% and 8%, respectively, of our year-to-date 2010 net sales and 19% and 25%, respectively, of our year-to-date income from operations before consideration of stock-based compensation expense.

Our net sales for the nine months ended September 30, 2010 decreased by $12,355 (10.1%) compared to the same period of 2009, reflecting a year-to-year net sales decrease of $29,482 (28.8%) for our Explosive Metalworking segment, which was partially offset by sales increases of $15,697 (119.2%) and $1,430 (21.4%) for our Oilfield Products and AMK Welding segments, respectively.  Excluding incremental sales of $12,134 from the acquisitions of LRI and Austin Explosives on October 1, 2009 and June 4, 2010, respectively, and the step acquisition of two Russian joint ventures that was completed on April 30, 2010, our Oilfield Products segment reported an increase of $3,563 or 27.1% in its year-to-date 2010 net sales.  Our consolidated income from operations decreased to $5,273 for the nine months ended September 30, 2010 from $13,833 for the same period of 2009.  This $8,560 decrease reflects a decline in Explosive Metalworking’s operating income of $12,973 which was partially offset by a $3,503 increase in the operating results reported by our Oilfield Products segment from an operating loss of $2,013 in 2009 to operating income of $1,490 for the first nine months of 2010, an increase in operating income for AMK Welding of $790, and a $120 decrease in stock-based compensation expense.  We recorded net income of $3,950 for the nine months ended September 30, 2010 compared to net income of $7,527 for the same period of 2009.

Impact of Current Economic Situation on the Company

The Company was only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and the first nine months of 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Despite the slowdown we have already seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains relatively healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, we believe that our Explosive Metalworking segment is well-positioned to benefit as global economic conditions improve.

As a result of our Explosive Metalworking backlog decreasing from $97,247 at December 31, 2008 to $49,584 at December 31, 2009 and relatively low booking activity during the first nine months of 2010 which further reduced our backlog amount to $41,154 at September 30, 2010, we currently expect that our 2010 consolidated net sales will decline by approximately 8% from the consolidated net sales that we reported in 2009.  In light of the slowdown in order inflow that we have experienced, we continue to manage expenses carefully.  Despite the significant sales and net income declines that we reported in the first nine months of 2010, we generated cash flow from operations of $10,254 and expect to generate positive cash flow from operations for the full year 2010.

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

Income taxes

Our effective income tax rate decreased to 18.4% for the nine months ended September 30, 2010 from 32.0% for the same period of 2009.  After adjusting for the non-recurring gain on the step acquisition of two Russian joint ventures, our effective tax rate on the remaining “ordinary” pretax income that we reported for the first nine months of 2010 was 30.5%.  Based upon existing tax regulations and current federal, state and foreign statutory tax rates, an expected reduction in our 2010 consolidated pre-tax income from that reported in 2009, and the amount of our projected 2010 consolidated pre-tax income that we expect to be generated by our U.S. and foreign operations, respectively, we currently expect our blended effective tax rate for 2010 to range between 22% and 23%.  Our full year 2009 effective tax rate was 33.9% and, for 2011 and subsequent years, we expect that our blended effective tax rate will to return to a normalized level of 33% to 35%.

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

Our backlog with respect to the Explosive Metalworking segment decreased to $41,154 at September 30, 2010 from $49,584 at December 31, 2009 and was well below the backlog of $97,247 that we reported at December 31, 2008.  In light of the slowdown in order inflow and decrease in backlog that we have experienced for our Explosive Metalworking segment, we are currently anticipating that our consolidated net sales for fiscal 2010 will be approximately 8% lower than the consolidated net sales that we reported in 2009.

Three and Nine Months Ended September 30, 2010 Compared to Three and Nine Months Ended September 30, 2009

Net sales

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Net sales	$41,298	$34,690	$6,608	19.0%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Net sales	$109,913	$122,268	$(12,355)	(10.1)%

Net sales for the third quarter of 2010 increased 19.0% to $41,298 from $34,690 for the third quarter of 2009.  Explosive Metalworking sales decreased 8.8% to $24,925 for the three months ended September 30, 2010 (60% of total sales) from $27,327 for the same period of 2009 (79% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves.

Oilfield Products contributed $13,208 to third quarter 2010 sales (32% of total sales), which represents a 157.8% increase from sales of $5,123 for the third quarter of 2009 (15% of total sales). Excluding incremental sales of $5,194 from our acquisitions of LRI and Austin Explosives and the step acquisition of two Russian joint ventures, the third quarter 2010 sales increase for Oilfield Products was $2,891 or 56.4%.

AMK Welding contributed $3,165 to third quarter 2010 sales (8% of total sales), which represents a 41.3% increase from sales of $2,240 for the third quarter of 2009 (6% of total sales).

Our consolidated net sales for the nine months ended September 30, 2010 decreased 10.1% to $109,913 from $122,268 in the same period of 2009.  Explosive Metalworking sales decreased 28.8% to $72,921 for the nine months ended September 30, 2010 (66% of total sales) from $102,403 for the same period of 2009 (84% of total sales).

Oilfield Products contributed $28,868 to year-to-date 2010 sales (26% of total sales), which represents a 119.2% increase from sales of $13,171 for year-to-date 2009 sales (11% of total sales).  Excluding incremental sales of $12,134 from our acquisitions of LRI and Austin Explosives and step acquisition of two Russian joint ventures, the year-to-date 2010 sales increase for Oilfield Products was $3,563 or 27.1%.

AMK Welding contributed $8,124 to the first nine months of 2010 sales (8% of total sales), which represents a 21.4% increase from sales of $6,694 in the same period 2009 (5% of total sales).

Gross profit

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Gross profit	$10,853	$8,754	$2,099	24.0%
Consolidated gross profit margin rate	26.3%	25.2%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Gross profit	$27,094	$33,236	$(6,142)	(18.5)%
Consolidated gross profit margin rate	24.7%	27.2%

Gross profit increased by 24.0% to $10,853 for the three months ended September 30, 2010 from $8,754 for the three months ended September 30, 2009. Our third quarter 2010 consolidated gross profit margin rate increased to 26.3% from the 25.2% gross margin that we reported for the third quarter of 2009.  For the nine months ended September 30, 2010, gross profit decreased by 18.5% to $27,094 from $33,236 for the same period of 2009.  Our year to date consolidated gross profit margin rate decreased to 24.7% from 27.2% for the first nine months of 2009.

The gross margin for Explosive Metalworking decreased from 25.8% for the third quarter of 2009 to 18.7% for the third quarter of 2010.  This 27.5% decrease in the Explosive Metalworking third quarter gross margin rate relates entirely to our U.S. cladding division where the gross margin of 20.1% for the third quarter of 2010 was 37% lower than the gross margin reported for the third quarter of 2009 on a year-to-year sales increase of 1.6%.  Despite a 31.4% decline in their third quarter 2010 sales, our European cladding divisions reported a gross margin of 14.0% in the third quarter of 2010 which was higher than the third quarter 2009 gross margin of 12.4%.  Our gross margin for the Explosive Metalworking segment decreased to 20.0% for the nine months ended September 30, 2010 from 28.3% for the same period in 2009.  This 29.3%

decrease in the nine-month Explosive Metalworking gross margin rate reflects a 31.4% decrease in our U.S. gross margin from 34.5% in 2009 to 23.7% in 2010 and a decrease in our European gross margin from 19.0% in 2009 to 11.5% in 2010 on year-to-year sales declines of 16.9% and 46.3%, respectively. While lower sales and the resultant less favorable absorption of fixed manufacturing overhead costs have negatively impacted gross margins reported by all of our cladding divisions, the significant decline in our U.S. gross margin rate for the third quarter and first nine months of 2010 compared to the same periods in 2009 relates principally to unfavorable changes in product mix and an extremely competitive pricing environment in certain end markets that comprise a significant portion of our 2010 sales. Historically, gross margins for our European explosion welding divisions have been lower than those reported by our U.S. division due to less efficient fixed manufacturing cost structures associated with our smaller European facilities and this has again been the case during the first nine months of 2010.  While our European cladding divisions also face a competitive pricing environment, the principal reason for the large decrease in our European gross margin rate for the first nine months of 2010 compared to the same period in 2009 is the 46.3% decline in sales.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix. Based upon the reported year-to-date gross margin, the composition of our September 30, 2010 backlog and the anticipated mix of new orders that we expect to ship before the end of the year, we expect the full year 2010 gross margin to be in the range of 18% to 20% for our Explosive Metalworking segment.

Oilfield Products reported a gross margin of 39.2% for the third quarter of 2010 compared to a gross margin of 22.4% for the third quarter of 2009.  Oilfield Products reported a gross margin of 35.0% for the first nine months of 2010 compared to a gross margin of 21.7% for the first nine months of 2009.  The increase in Oilfield Products’ gross margin for the third quarter and first nine months of 2010 relates principally to the significant sales increases that are discussed above and favorable changes in product/customer mix. Gross margins reported by the Oilfield Products segment also reflect the incremental margin on intercompany sales to recently acquired former distributors in Canada, the U.S. and Russia as these acquired entities sell products through to the end customers.  We currently expect Oilfield Products to report full year 2010 sales in excess of $40,000 and a gross margin in the range of 33% to 35%.

The gross margin for AMK Welding increased to 34.9% for the third quarter of 2010 from 29.7% for the third quarter of 2009.  The gross margin for AMK Welding increased to 32.7% in the first nine months of 2010 from 26.5% in the first nine months of 2009.  These increases in AMK Welding’s gross margin relate principally to the sales increases discussed above and resultant more favorable absorption of fixed manufacturing overhead expenses.  AMK Welding sales for the full year 2010 are expected to approximate $10,500 and its full year gross margin is expected to be in the range of 32% to 34%.

General and administrative expenses

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
General & administrative expenses	$3,487	$2,749	$738	26.8%
Percentage of net sales	8.4%	7.9%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
General & administrative expenses	$9,990	$9,318	$672	7.2%
Percentage of net sales	9.1%	7.6%

General and administrative expenses increased by $738, or 26.8%, to $3,487 in the third quarter of 2010 from $2,749 in the third quarter of 2009.  Excluding incremental general and administrative expenses of $428 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our general and administrative expenses increased by $310 or 11.3% compared to the prior year third quarter. This increase includes an increase of $178 in salaries, an increase in accrued incentive compensation of $121 and a net increase of $11 in all other spending categories.  As a percentage of net sales, general and administrative expenses increased to 8.4% in the third quarter of 2010 from 7.9% in the third quarter of 2009.

General and administrative expenses for the nine months ended September 30, 2010 totaled $9,990 compared to $9,318 for the same period of 2009, an increase of $672 or 7.2%.  Excluding incremental general and administrative expenses of $924 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our general and administrative expenses decreased by $252 or 2.7%.  This decrease includes an increase of $252 in salaries that was entirely offset by an $88 decrease in accrued incentive compensation and a net decrease of $416 in all other expenses categories that reflects the impact of tight controls over discretionary spending.  As a percentage of net sales, general and administrative expenses increased to 9.1% in the first nine months of 2010 from 7.6% in the first nine months of 2009.

Selling expenses

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Selling expenses	$3,047	$2,212	$835	37.7%
Percentage of net sales	7.4%	6.4%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Selling expenses	$7,918	$6,376	$1,542	24.2%
Percentage of net sales	7.2%	5.2%

Selling expenses, which include sales commissions of $75 in 2010 and $237 in 2009, increased by 37.7% to $3,047 in the third quarter of 2010 from $2,212 in the third quarter of 2009.  Excluding incremental selling expenses of $1,260 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our selling expenses decreased by $425 or 19.2%.  This $425 decrease in our selling expenses includes increased selling expenses of $86 at our U.S. divisions that was offset by decreased selling expenses of $511 at our European divisions.  The decrease in European selling expenses relates principally to staff reductions within our European explosion welding facilities and lower sales commissions. The $86 increase in our U.S. selling expenses reflects increased travel expenses of $62, a $57 increase in bad debt expense and a net decrease of $33 in other spending categories. As a percentage of net sales, selling expenses increased to 7.4% in the third quarter of 2010 from 6.4% in the third quarter of 2009.

Selling expenses increased by 24.2% to $7,918 in the nine months ended September 30, 2010 from $6,376 in the same period of 2009.  These selling expenses include sales commissions of $646 and $1,045 for 2010 and 2009, respectively.  Excluding incremental selling expenses of $2,489 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our selling expenses decreased by $947 or 14.9%.  This $947 decrease in our selling expenses includes decreased selling expenses of $907 and $40 at our European and U.S. divisions, respectively.  The decrease in European selling expenses relates principally to staff reductions within our European explosion welding facilities and lower sales commissions. The $40 decrease in our U.S. selling expenses reflects decreased sales commissions of $205, a $195 decrease in salaries and accrued incentive compensation and a net increase of $360 in other spending categories. As a percentage of net sales, selling expenses increased to 7.2% in the first nine months of 2010 from 5.2% in the first nine months of 2009.

Amortization expenses

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Amortization of purchased intangible assets	$1,376	$1,293	$83	6.4%
Percentage of net sales	3.3%	3.7%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Amortization of purchased intangible assets	$3,913	$3,709	$204	5.5%
Percentage of net sales	3.6%	3.0%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with the November 15, 2007 acquisition of DYNAenergetics, our October 1, 2009 acquisition of LRI, our April 30, 2010 acquisition of the Russian joint ventures and our June 5, 2010 acquisition of Austin Explosives.  Amortization expense for the three months ended September 30, 2010 includes $1,012, $276 and $88 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the three months ended September 30, 2009 includes $897, $299 and $97 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.

Amortization expense for the nine months ended September 30, 2010 includes $2,799, $845 and $269 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.  Amortization expense for the nine months ended September 30, 2009 includes $2,572, $858 and $279 relating to values assigned to customer relationships, core technology and trademarks/trade names, respectively.   Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,603 in 2010, and 2010 amortization expense (as measured in Canadian Dollars) associated with the LRI acquisition is expected to approximate 80 CAD.  Amortization expense associated with the acquisition of Austin Explosives is expected to approximate $249 for approximately seven months of 2010 and amortization expense associated with the acquisition of the Russian joint ventures is expected to approximate €185 for eight months of 2010.

Operating income

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Operating income	$2,943	$2,500	$443	17.7%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Operating income	$5,273	$13,833	$(8,560)	(61.9)%

Income from operations (“operating income”) increased by $443 to $2,943 in the third quarter of 2010 from $2,500 in the third quarter of 2009.  For the nine months ended September 30, 2010, operating income decreased by 61.9% to $5,273 from $13,833 for the same period of 2009.

Explosive Metalworking reported operating income of $1,225 in the third quarter of 2010 compared to $3,370 in the third quarter of 2009.  This 63.6% decrease in Explosive Metalworking operating income is largely attributable to the 8.8% decrease in net sales and the 27.5% decline in the gross margin rate as discussed above.  Explosive Metalworking reported operating income of $4,408 in the nine months ended September 30, 2010 compared to $17,381 in the same period of 2009. This 74.6% decrease in Explosive Metalworking operating income is largely attributable to the 28.8% decrease in net sales and the 29.3% decline in the gross margin rate as discussed above.

Oilfield Products reported operating income of $1,691 for the third quarter of 2010 as compared to an operating loss of $414 for the third quarter of 2009.  For the nine months ended September 30, 2010, Oilfield Products reported operating income of $1,490 compared to an operating loss of $2,013 for the same period of 2009. The significant improvement in operating results for our Oilfield Products segment is attributable to the significant increases in sales and gross profit as discussed above that reflect the incremental sales and gross profit from the acquisitions of LRI, Austin Explosives and the Russian joint ventures as well as an increase in global oil and gas drilling activities, particularly in North America.

AMK Welding reported operating income of $861 for the three months ended September 30, 2010 as compared to $441 for the same period of 2009.  AMK Welding reporting operating income of $1,912 for the nine months ended September 30, 2010 compared to $1,122 for the same nine month period of 2009. The improvement in AMK’s operating income is largely attributable to sales increases of 41.3% and 21.4% for the three and nine month periods, respectively,

Operating income for the three and nine months ended September 30, 2010 includes $834 and $2,537, respectively, of stock-based compensation.  Operating income for the three and nine months ended September 30, 2009 includes $897 and $2,657, respectively, of stock-based compensation.  This expense is not allocated to our business segments and thus is not included in the above third quarter operating income or loss totals for Explosive Metalworking, Oilfield Products and AMK Welding.

Gain on step acquisition of joint ventures

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Gain on step acquisition of joint ventures	$—	$—	$—	N/A

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Gain on step acquisition of joint ventures	$2,117	$—	$2,117	N/A

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

Other income (expense), net

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Other income (expense), net	$(416)	$(633)	$217	(34.3)%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Other income (expense), net	$(402)	$(560)	$158	(28.2)%

Net other expense for the three months ended September 30, 2010 was $416 compared to net other expense of $633 for the same period of 2009.  For year to date 2010, we recorded net other expense of $402 compared to net other expense of $560 for the same period of 2009.  The net other expense for the three and nine month periods relates principally to realized and unrealized foreign exchange losses recognized by consolidated subsidiaries that prepare their financial statements in functional currencies other than the U.S. Dollar.  For 2010, the foreign exchange losses recorded by our Swedish, German and Russian subsidiaries reflect the weakening of the Euro against the Swedish Krona, the weakening of the U.S. Dollar against the Euro and the weakening of the Russian Ruble against the Euro, respectively.  These losses were partially offset by a gain of $185 on our currency swap agreement.  For 2009 the foreign exchange losses recorded by our Swedish, German and Kazakhstani subsidiaries reflect the weakening of the Euro against the Swedish Krona, the weakening of the U.S. Dollar against and Euro and the weakening of the Kazakhstan Tenge against the Euro, respectively.

Interest income (expense), net

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Interest income (expense), net	$(661)	$(711)	$50	(7.0)%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Interest income (expense), net	$(2,402)	$(2,376)	$(26)	1.1%

We recorded net interest expense of $661 in the third quarter of 2010 compared to net interest expense of $711 in the same period of 2009.  We recorded net interest expense of $2,402 in the nine months ended September 30, 2010 compared to net interest expense of $2,376 for the same nine month period of 2009.  Year-to-date 2010 interest expense included a non-recurring, non-cash charge of $251 related to the write-off of unamortized debt issuance costs associated with the March prepayment, in the amount of $12,498 (9,020 Euros), of the remaining balance of the Euro term loan that was outstanding under our bank syndicate credit facility.  This Euro term loan was scheduled to mature on November 16, 2012.  The decrease in interest expense for the comparable three month periods ended September 30 is attributable to a significant reduction in average outstanding borrowings during the respective quarters that resulted from scheduled term loan payments and the March prepayment of the Euro term loan. Interest savings from these term loan reductions was partially offset by higher average interest rates in 2010 that relate principally to the October 2009 amendment to our bank syndicate credit facility which resulted in an increase in the interest rate charged on outstanding borrowings of 1.5% per annum.

Income tax provision

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Income tax provision	$540	$151	$389	257.6%
Effective tax rate	28.9%	12.1%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Income tax provision	$891	$3,540	$(2,649)	(74.8)%
Effective tax rate	18.4%	32.0%

We recorded an income tax provision of $540 in the third quarter of 2010 compared to $151 in the third quarter of 2009.  Our overall effective tax rate decreased to 28.9% in the third quarter of 2010 from an effective tax rate of 12.1% in the prior year third quarter.  Our consolidated income tax provision for the three months ended September 30, 2010 and 2009 included provisions of $510 and $1,079, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax provision of $30 in 2010 and a net foreign tax benefit of $928 in 2009 associated with our foreign operations and holding companies located in Canada, France, Germany, Sweden, Russia, Kazakhstan and Luxembourg.

For the nine months ended September 30, 2010, we recorded an income tax provision of $891 compared to $3,540 in the same period of 2009.  Our year-to-date 2010 income tax provision included a provision of $59 associated with the $2,117 non-recurring gain that we recorded on the acquisition of non-controlling interests in two Russian joint ventures as discussed above and a provision of $832 on the remaining “ordinary” pretax income of $2,724.  The effective tax rate decreased to 18.4% for the first nine months of 2010 from 32.0% in the first nine months of 2009 due principally to the low tax rate applicable to the non-recurring gain on the acquisition of non-controlling interests in two Russian joint ventures.  Our effective tax rate on the $832 of “ordinary” pretax income that we reported for the nine months ended September 30, 2010 was 30.5%.  Our consolidated income tax provision for the nine months ended September 30, 2010 and 2009 included $1,359 and $4,250, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax benefit of $468 in 2010 and a net foreign tax benefit of $710 in 2009 associated with our foreign operations and holding companies.

We expect our blended effective tax rate for 2010 to range from 22% to 23% based upon the low effective tax rate we experienced during the first nine months of 2010 and our current projection of full year consolidated pre-tax income.  Our full year 2009 effective tax rate was 33.9% and we expect that our blended effective tax rate will return to a normalized level of 33% to 35% in 2011 and subsequent years.

Adjusted EBITDA

	Three Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Adjusted EBITDA	$6,657	$5,950	$707	11.9%

	Nine Months Ended
	September 30,			Percentage
	2010	2009	Change	Change
Adjusted EBITDA	$15,631	$23,900	$(8,269)	(34.6)%

Adjusted EBITDA is a non-GAAP measure that we use as an indicator of the ongoing operating performance and the cash generating ability of the Company.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Income from operations	$2,943	$2,500	$5,273	$13,833
Adjustments:
Stock-based compensation	834	897	2,537	2,657
Depreciation	1,504	1,260	3,908	3,701
Amortization of purchased intangibles	1,376	1,293	3,913	3,709

Adjusted EBITDA	$6,657	$5,950	$15,631	$23,900

Adjusted EBITDA increased by 11.9% to $6,657 in the third quarter of 2010 from $5,950 in the third quarter of 2009 primarily due to the $443 increase in operating income.  Adjusted EBITDA decreased by 34.6% to $15,631 in the nine months ended September 30, 2010 from $23,900 in the same period of 2009 primarily due to the $8,560 decrease in operating income.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  In connection with the acquisition of DYNAenergetics in 2007, we entered into a five-year syndicated credit agreement.  The credit agreement, which provided term loans of $45,000 and 14,000 Euros and revolving credit loan availability of $25,000 and 7,000 Euros, is through a syndicate of seven banks.

There are two significant financial covenants under our credit facility, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the year ended December 31, 2009 and nine months ended September 30, 2010, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of December 31, 2009, the maximum leverage ratio permitted by our credit facility was 2.0 to 1.0. The actual leverage ratio as of December 31, 2009 was 1.69 to 1.0. The maximum leverage ratio permitted as of September 30 and December 31, 2010 is 2.0 to 1.0 and 1.5 to 1.0, respectively.  The actual leverage ratio as of September 30, 2010 was 1.77 to 1.0.

The fixed charge ratio, as defined in the credit facility, means, for any period, the ratio of Earnings Available for Fixed Charges to Fixed Charges.  Earnings Available for Fixed Charges equals Consolidated EBITDA plus lease expenses minus cash income taxes and non-financed capital expenditures.  Fixed Charges equals the sum of cash interest expense, lease expense, scheduled principal payments and cash dividends.  As of December 31, 2009, the minimum fixed charge ratio permitted by our credit facility was 1.1 to 1.0. The actual fixed charge ratio as of December 31, 2009 was 1.31 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending September 30 and December 31, 2010 is 1.0 to 1.0. The actual fixed charge ratio as of September 30, 2010 was 1.19 to 1.0.

As a result of the slowdown in our business during 2009 which has continued into the early part of 2010, we were concerned about our ability to comply with financial covenants as of March 31, 2010 and subsequent quarters of 2010.  In an effort to alleviate this concern and remain in compliance with financial covenants as of March 31, 2010 and in future periods, we made a March prepayment of the remaining principal balance due under our bank syndicated Euro term loan in the amount of $12,498 (9,020 Euros) and, on April 19, 2010, amended the credit agreement to exclude scheduled principal payments under the Euro term loan from fixed charge coverage ratio computations for March 31, 2010 and forward.

In connection with the October 1, 2009 acquisition of LRI, we assumed outstanding debt obligations including line of credit loans, loans with the former owners and capital lease obligations in the amounts of $2,676 (2,883 CAD), $2,445 (2,634 CAD) and $432 (465 CAD), respectively.

As of September 30, 2010, a U.S. Dollar term loan of $28,997 was outstanding under our syndicated credit agreement, $817 was outstanding under term loan obligations of DYNAenergetics and $1,294 was outstanding under loan agreements with the former owners of LRI.  We had $3,403 in outstanding revolving credit borrowings under our syndicated credit agreement and $3,251 outstanding under our separate DYNAenergetics’ line of credit agreements with German banks.  We also had $81 outstanding under the line of credit assumed with the acquisition of LRI.  While we had approximately $38,986 of unutilized revolving credit loan capacity as of September 30, 2010 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

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

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of September 30, 2010, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other than the unscheduled $12,498 (9,020 Euros) prepayment of the remaining principal balance on our bank syndicate Euro term loan, the Company’s principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2009.

Cash flows from operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2010 totaled $10,254.  Significant sources of operating cash flow included net income of $3,950, non-cash depreciation and amortization expense of $8,310, stock-based compensation of $2,537.  These sources of operating cash flow were partially offset by a $2,117 gain on step acquisition of joint ventures and a deferred income tax benefit of $953 and net negative changes in working capital of $1,218.  Net negative changes in working capital included decreases in accounts payable, accrued expenses and customer advances of $2,075, $1,800 and $1,327, respectively.  These negative changes in working capital were partially offset by decreases in accounts receivable and inventory of $2,465 and $1,198, respectively.

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

Cash flows from investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2010 totaled $8,053 which included investments in acquisitions of $5,685 and capital expenditures of $2,309.

Net cash flows used by investing activities for the nine months ended September 30, 2009 totaled $3,196 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2010 were $13,630, which included $2,876 in required prepayments of term loans under our syndicated credit agreement from excess cash flow that we generated in fiscal year 2009, $12,498 to prepay the remaining principal balance of our Euro term loan under our syndicated credit agreement, $593 in principal payments on Nord LB term loans, payment of quarterly dividends of $1,561, $639 for the negative tax impact of stock-based compensation and payment on capital lease obligations of $215.  These uses of cash were partially offset by net borrowings on bank lines of credit of $4,682 and $70 in net proceeds from the issuance of common stock relating to the exercise of stock options.

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

Payment of Dividends

On September 22, 2010, our board of directors declared a quarterly cash dividend of $0.04 per share which was paid on October 15, 2010.  The dividend totaled $528 and was payable to shareholders of record as of September 30, 2010.  We also paid a quarterly cash dividend of $0.04 per share in the first and second quarters of 2010 totaling $518 and $528, respectively.  We paid a quarterly cash dividend of $0.04 per share in the third and fourth quarters of 2009.

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

Our impairment testing in the fourth quarter of 2009 did not result in a determination that any of our goodwill was impaired.  The fair value of the Explosives Metalworking reporting unit was $171.7 million at December 31, 2009 compared to its carrying value of $108.4 million.  The fair value of the Oilfield Products reporting unit was $74.2 million at December 31, 2009 compared to its carrying value of $63.6 million.  A discount rate of 17% was utilized in the income approach component of the model used to measure fair value.  A future impairment is possible and could occur if (i) the unit’s operating results underperform what we have estimated or (ii) additional volatility of the capital markets or other factors should cause us to raise the discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.

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

As of September 30, 2010, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in the Company’s internal controls during the quarter ended September 30, 2010 or in other factors that could materially affect the Company’s internal controls over financial reporting.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: October 28, 2010	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)