Form 10-K
period 2010-12-31
DYNAMIC MATERIALS CORP
filed 2011-02-28
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $201,689,109 as of June 30, 2010.

The number of shares of Common Stock outstanding was 13,329,698 as of February 23, 2011.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2010 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2010.

PART I

ITEM 1.                  Business

Overview

Dynamic Materials Corporation is an industrial manufacturer focusing on niche markets related to the building of equipment and materials to support the infrastructure of the process and energy industries. Built upon specialized technologies, the company seeks to establish a global presence through an international network of manufacturing facilities and sales offices.  Today, the Company operates in three business segments: Explosive Metalworking (64% of 2010 net sales), Oilfield Products (29% of 2010 net sales), and AMK Welding (7% of 2010 net sales).

We are a leading provider of explosion-welded clad metal plates.  Explosion-weld cladding uses an explosive charge to bond together plates of different metals that do not bond easily with traditional welding techniques.  We refer to this part of our business as “DMC Clad” or the “Explosive Metalworking” segment.  DMC Clad markets its explosion-welded clad products under the Detaclad® trade name.  DMC Clad’s products are used in critical applications in a variety of industries, including oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration.  DMC Clad’s market leadership for explosion-welded clad metal plates is a result of its state-of-the-art manufacturing facilities, technological leadership, and production expertise.  We believe our customers select us for our high quality product, speed and reliability of delivery, and cost effectiveness.  We have a global sales force through which we sell our products in international markets.  Our Explosive Metalworking operations are located in the United States, Germany and France.

Through our Oilfield Products segment, which we also refer to as “DYNAenergetics,” we provide a range of proprietary and nonproprietary products for the global oil and gas industries.  These products relate primarily to oil and gas well perforation, which is a process of punching holes in the casing of a well to enable easier and more precise recovery of oil or gas from a targeted formation.  Manufactured products include shaped charges, detonators and detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells. DYNAenergetics also distributes a line of seismic products that support oil and gas exploration activities.  DYNAenergetics’ primary manufacturing and sales operations are located in Germany, Texas, Canada and Russia and its products are sold in numerous countries.

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

There are three major industrial clad plate manufacturing technologies:

•              Explosion welding

•              Hot Rollbonding

•              Weld overlay

Explosion welding is the most versatile clad plate manufacturing technology. Being a robust cold welding technology, explosion-welded clad products exhibit high bond strength combined with the unaltered corrosion resistance and mechanical properties of the pre-clad components.  The explosion-welded clad process is suitable for joining virtually any combination of common engineering metals.  Explosion-welded clad metal is produced as flat plates or concentric cylinders which can be further formed and fabricated as needed. When fabricated properly, the two metals will not come apart. The dimensional capabilities of the process are broad: cladding metal layers can range from a few thousandths of an inch to several inches and base metal thickness and lateral dimensions are primarily limited by the size capabilities of the world’s metal production mills.  Explosion welding is used to clad a very broad range of metals to steel including aluminum, titanium, zirconium, nickel alloys, and stainless steels.  The alternative technologies are typically limited to the latter two.  In addition to use as clad plates, the explosion welded components can be used as transition pieces, facilitating conventional welding of dissimilar metals.  DMC Clad transition joints are used in the aluminum production and shipbuilding industries.

Hot rollbonding is performed by a small group of the world’s heavy plate rolling mills.  In this process, the clad metal and base metal are bonded together during the hot rolling operation in which the metal slab is converted to plate. Being a high temperature process, hot rollbond is limited to joining similar metals, such as stainless steel and nickel alloys to steel.  Rollbond’s niche is production of large quantities of light to medium gauge clad plates; it is frequently lower cost than explosion clad when total metal thickness is under 1 to 2 inches (dependent upon alloy and a number of other factors.)  Rollbond products are generally suitable for most pressure vessel applications but have lower bond shear strength and may have inferior corrosion resistance.

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

Clad Metal End Use Markets

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

Oil and Gas Field Perforating Industry

The oil and gas industry utilizes perforating products in oil and gas fields to punch holes in the casing or liner of wells to connect them to the reservoir.  The operator runs a casing or liner into the well and then inserts the perforating guns, which contain a series of specialized shaped charges.  Once fired, the perforating guns provide access to the specified sections of the desired areas of the targeted formations.  Completing wells though the use of perforation guns can provide more control over the well.

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

Explosive Metalworking

The Explosive Metalworking segment seeks to build on its leadership position in its markets.  During the year ended December 31, 2010, the Explosive Metalworking segment represented approximately 64% of our revenue.  The four manufacturing plants and their respective shooting sites in Pennsylvania, Germany, France and Sweden provide the production capacity to address concurrent projects for DMC Clad’s current domestic and international customer base.

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

DYNAenergetics

DYNAenergetics manufactures, markets, and sells perforating explosives and associated hardware and seismic explosives, for the international oil and gas industry.  While DYNAenergetics has been producing detonating cords and detonators and selling these and seismic explosives systems for decades, since 1994 significant emphasis has been placed on enhancing its oilfield product offerings by improving existing products and adding new products.  In recent years, various types of detonating cords and detonators have been added as well as bi-directional boosters, a wide range of shaped charges, and corresponding gun systems. Within the last year, DYNAenergetics began manufacturing detonators for seismic exploration systems.  The three manufacturing facilities are located in Germany, Canada and Russia.  Additionally, DYNAenergetics now designs and manufactures custom-ordered perforating products for third-party customers according to their designs and specifications.

The kinds of perforating products manufactured by DYNAenergetics are essential to certain types of modern oil and gas recovery.  The products are sold to large, mid-sized, and small oilfield service companies in the U.S., Europe, Canada, Africa, the Middle East, and Asia, including direct sales to end users.  The market for perforating products is growing.  Rising worldwide demand for oil increases the demand for perforating products as oil exploration and recovery expands, leading to increased investment in the oil and gas production industry. Higher levels of exploration (seismic prospecting) and increased production activities in the global oil and gas industry are expected to continue.  Increased exploration has led to increasingly complex completion operations, which raise the demand for high quality perforating products.

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

DMC Clad’s sales are generally shipped from the manufacturing locations in the United States, Germany and France.  Generally, any shipping costs or duties for which DMC Clad is responsible will be included in the price paid by the customer.  Regardless of where the sale is booked (in Europe or the U.S.), DMC Clad will produce it, capacity permitting, at the location closest to the delivery place. In the event that there is a short term capacity issue, DMC Clad produces the order at any of its production sites, prioritizing timing.  The various production sites allow DMC Clad to meet customer production needs in a timely manner.

Research and Development

We prepare a formal research and development plan annually. It is implemented at the French, German, and U.S. cladding sites and is supervised by a Technical Committee, chaired by our Senior Vice President — Customers and Technology, that reviews progress quarterly and meets once a year to establish the plan for the following 12 months.  The research and development projects concern process support, new products, and special customer-paid projects.

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

Marketing, Sales, Distribution

DYNAenergetics’ worldwide marketing and sales efforts for its oilfield and seismic products are based in Laatzen, Germany.  DYNAenergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, the establishment of international distribution centers to better manage high international transport costs, and educating current and potential customers about its products and technologies.  Currently, DYNAenergetics sells its oilfield and seismic products through wholly owned affiliates in the U.S., Canada and Russia; and through independent sales agents in other parts of the world.

Research and Development

DYNAenergetics attaches great importance to its research and development capabilities and has devoted substantial resources to its R&D programs.  The R&D staff works closely with sales and operations management teams to establish priorities and effectively manage individual projects.  DYNAenergetics won the important Spotlight on New Technology Award at the 2007 Offshore Technology Conference in Houston, Texas, for its No-Debris-Gun technology.  Through this success and its ongoing involvement in oil and gas industry trade shows and conferences, DYNAenergetics has increased its profile in the oil and gas industry.  An R&D Project Plan, which focuses on new products, process support and customer paid projects, is prepared and reviewed at least annually in cooperation with the Sales, Operations and Quality departments.

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

Through a series of transactions culminating in June 2000, SNPE, Inc. (“SNPE”), a U.S. corporation indirectly wholly owned by the French Government, acquired approximately 56% of the Company’s outstanding common stock through open market purchases as well as direct investment in the Company. SNPE also loaned the Company approximately $1.2 million using a convertible subordinated note.  On May 15, 2006, SNPE sold all of the shares it had previously purchased, as well as those received through the conversion of the note, in an underwritten public offering.

During its history, the Company has acquired a number of businesses.  In 1998, the Company acquired AMK Welding, currently an operating division of the Company.  Also in 1998, the Company acquired two other businesses which were subsequently sold in 2003 and 2004, respectively.

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

On October 1, 2009, the Company acquired all of the stock of Alberta Canada based LRI Oil Tools Inc. (“LRI”) which is now operating under the name of DYNAenergetics Canada.  DYNAenergetics Canada produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with the Company’s Oilfield Products segment, and had served for several years as its sole Canadian distributor.

On April 30, 2010, the Company purchased the outstanding minority-owned interests in its two Russian joint ventures that were previously majority-owned by the Company’s Oilfield Products business segment.  These joint ventures include DYNAenergetics RUS, which is a Russian trading company that sells the Company’s oilfield products, and Perfoline, which is a Russian manufacturer of perforating gun systems.

On June 4, 2010, the Company completed its acquisition of Texas-based Austin Explosives Company (AECO), which is now operating under the name DYNAenergetics US, Inc.  This business is now part of the Company’s Oilfield Products business segment.  AECO had been a long-time distributor of DYNAenergetics shaped charges.

Our current explosive metalworking segment is comprised of the Company’s U.S. Clad operations as well as the assets and operations purchased in the Nobelclad and Dynaplat acquisitions.  The oilfield products segment is comprised entirely of DYNAenergetics and its subsidiaries.  Our third segment is AMK Welding.  Property locations for these operations are listed in detail in Item 2.

Employees

As of December 31, 2010, we employed 433 permanent employees, the majority of whom are engaged in manufacturing operations, with the remainder being engaged in sales and marketing or corporate functions.

The majority of our manufacturing employees are not unionized.  Of the 433 permanent employees, 188 are U.S. based, 114 are based in Germany at the Dynaplat and DYNAenergetics facilities, 55 are based in France at the Nobelclad facility, 38 are based in Canada at the DYNAenergetics Canada facilities, 31 are based in Russia at our new DYNAenergetics RUS and Perfoline facilities and 7 are based in Sweden at Nitro Metall.  Approximately 60% of our German-based employees are members of trade unions.  About 45% of Nobelclad’s employees and all Nitro Metall employees are members of trade unions.  In addition, we also use a number of temporary workers at any given time, depending on the workload.

In the last three years, the Company has not experienced any strikes or work stoppages.  We believe that employee relations are good.

Insurance

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of a component that has been designed, manufactured, or serviced by us, or the irregularity or failure of products we have processed or distributed.  We maintain liability insurance that we believe adequately protects us from future product liability claims.

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

Foreign and Domestic Operations and Export Sales

All of our sales are shipped from the manufacturing facilities located in the United States, Germany, France, Canada, Sweden and Russia. The following chart represents our net sales based on the geographic location of the customer.  The sales recorded for each country are based on the country to which we shipped the product, regardless of the country of the actual end user.  Explosion Metalworking products are usually shipped to the fabricator before being passed on to the end user.

	(Dollars in Thousands)

	For the years ended December 31,
	2010	2009	2008
United States	$44,587	$62,955	$82,036
Canada	29,907	12,991	11,685
Germany	25,109	11,702	24,449
South Korea	10,309	5,424	12,938
Russia	7,067	4,649	3,604
France	5,425	5,788	10,447
United Arab Emirates	3,907	2,227	600
Mexico	2,612	1,073	2,396
Spain	2,314	3,001	7,208
India	2,283	14,395	7,237
Netherlands	1,999	2,736	4,093
China	1,797	7,122	8,203
Italy	1,381	6,570	9,517
Switzerland	1,358	3,252	1,922
Nigeria	1,331	792	—
Iraq	1,212	637	—
South Africa	838	919	3,381
Kuwait	744	994	137
Saudi Arabia	718	—	29
Poland	619	379	27
Romania	594	709	2,548
Norway	546	800	1,699
United Kingdom	512	1,275	3,184
Australia	499	3,229	11,307
Other foreign countries	7,071	11,279	23,930

Total	$154,739	$164,898	$232,577

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

ITEM 1A.               Risk Factors

Risk Factors Related to the Explosive Metalworking Segment

Business has slowed down in some of our markets and we experienced a significant decline in 2009 and 2010 sales.

During the fourth quarter of 2008, we began to see a slowdown in DMC Clad sales to some of the markets we serve which continued into 2009 and 2010 and contributed to declines of 31.2% and 26.5% in our year-to-year 2009 and 2010 sales, respectively.  Our order backlog, which decreased to $49.6 million at December 31, 2009 from $97.2 million at December 31, 2008, rebounded only modestly to $56.5 million at December 31, 2010.  The explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature, and the current worldwide economic downturn has affected many of these markets.  We have already seen a slowdown in the chemical, petrochemical and hydrometallurgy sectors.  A further economic slowdown in one or all of these industries—whether due to traditional cyclicality, general economic conditions or other factors—could impact capital expenditures within that industry.  If demand from such industries were to decline further or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

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

Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including lack of proximity to a densely populated area, the specific geological characteristics of the site, and the ability to comply with local noise and vibration abatement regulations in conducting the process. In addition, our primary U.S. shooting site is subleased under an arrangement pursuant to which we provide certain contractual services to the sub-landlord.  The efforts to identify suitable sites and obtain permits for using the sites from local government agencies can be time-consuming and may not be successful.  In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of proposed sites.  The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits or satisfy other conditions to use the sites would have a material adverse effect on our business, financial condition and results of operations.

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

Many of our operating subsidiaries conduct business in Euros or other foreign currency.  Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example DYNAenergetics KG’s functional currency is Euros, but its sales often occur in U.S. dollars.  Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. The primary exposure to foreign currency risk for us is to the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

We are parties to a syndicated credit agreement that, as of December 31, 2010, had an outstanding balance of approximately $23.3 million.  Our credit agreement includes various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and limits on capital expenditures and other investments.  We are also required to maintain certain financial ratios on a quarterly basis.  A breach of any of these covenants could result in acceleration of our obligations to repay our debt.  On February 2, 2011, we and our lenders amended the credit agreement to revise the leverage ratios and fixed charge coverage ratios that we are required to satisfy on a quarterly basis throughout the term of the credit facility, which expires on November 16, 2012.  These revised ratios eased the Company’s ability to comply with certain covenants of the credit agreement.  As of December 31, 2010, we were in compliance with all financial covenants and other provisions of the credit agreement and our other loan agreements.  However, our ability to comply with these covenants and ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities.  It may be difficult to liquidate assets sufficient to immediately repay our outstanding indebtedness under our credit facility.

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

DYNAenergetics competes principally with perforating companies based in North America, South America, and Russia who produce and market perforating services and products.  DYNAenergetics also competes with oil and gas service companies who are able to satisfy a portion of their perforating needs through in-house production.  To remain competitive, DYNAenergetics must continue to provide innovative products and maintain an excellent reputation for quality, safety, and value.  There can be no assurances that we will continue to compete successfully against these companies.

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

DYNAenergetics, which contributed approximately 29% to our 2010 sales, has customers throughout the world.    Economic or political instability in certain regions of the world where DYNAenergetics conducts a significant volume of its business, such as Russia, could have a material adverse affect on DYNAenergetics’ business and operating results.

AMK Welding, contributed approximately 7% to our 2010 sales, continues to rely primarily on one customer for the majority of its sales. This customer and AMK Welding have entered into a long-term supply agreement for certain of the services provided to this customer.  Any termination of or significant reduction in AMK Welding’s business relationship with this customer could have a material adverse effect on AMK Welding’s business and operating results.

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

We are subject to extensive environmental and safety regulation in North America and Europe. Any failure to comply with current and future environmental and safety regulations could subject us to significant liabilities. In particular, any failure to control the discharge of hazardous materials and wastes could subject us to significant liabilities, which could adversely affect our business, results of operations or financial condition.

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

We are subject to extensive government regulation in the United States, Germany, France, Canada, Russia and Sweden, including guidelines and regulations for the safe manufacture, handling, transport and storage of explosives issued by the U.S. Bureau of Alcohol, Tobacco and Firearms; the Federal Motor Carrier Safety Regulations set forth by the U.S. Department of Transportation; the Safety Library Publications of the Institute of Makers of Explosive; and similar guidelines of their European counterparts.  In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz).  In Sweden, our purchase, transport, storage and use of explosives is governed by a permit issued to us by the Police Authority of the County of Varmland.  In France, the manufacture and transportation of explosives is subcontracted to a third party which is responsible for compliance with regulations established by various State and local governmental agencies concerning the handling and transportation of explosives.  Our French operations could be adversely affected if the third party does not comply with these regulations.  We must comply with licensing and regulations for the purchase, transport, storage, manufacture, handling and use of explosives. In addition, while our shooting facilities in Würgendorf and Troisdorf, Germany, France and Sweden are located outdoors, our shooting facilities located in Pennsylvania and in Dillenburg, Germany are located in mines, which subjects us to certain regulations and oversight of governmental agencies that oversee mines.

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

Any failure to comply with current and future regulations in North America and Europe could subject us to future liabilities. In addition, such regulations could restrict our ability to expand our facilities, construct new facilities, or compete in certain markets or could require us to incur other significant expenses in order to maintain compliance. Accordingly, our business, results of operations or financial condition could be adversely affected by our non-compliance with applicable regulations, by any significant limitations on our business as a result of our inability to comply with applicable regulations, or by any requirement that we spend substantial amounts of capital to comply with such regulations.

Work stoppages and other labor relations matters may make it substantially more difficult or expensive for us to produce our products, which could result in decreased sales or increased costs, either of which would negatively impact our financial condition and results of operations.

We are subject to the risk of work stoppages and other labor relations matters, particularly in Germany, France, and Sweden, where some of our employees are unionized. The employees at our U.S. facilities, where the majority of products are manufactured, and Canadian facilities are not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations. We have not experienced a strike or work stoppage in the last 3 years.  However, if a work stoppage occurs at one or more of our facilities, it may materially impair our ability to operate our business in the future.

As we regularly test the value of goodwill associated with our recent acquisitions, economic conditions may lead to an impairment of such goodwill.

We review the carrying value of goodwill at least annually to assess impairment because it is not amortized.  Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing in the fourth quarter of 2010 did not result in a determination that any of our goodwill was impaired.  However, future impairment is possible and could occur if (i) the operating results underperform what we have estimated or (ii) additional volatility of the capital markets should cause us to raise the percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

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

Corporate Headquarters

Our corporate headquarters are located in Boulder, Colorado.  The term of the lease for the office space is through November 30, 2015, with renewal options through November 30, 2021.

Explosive Metalworking

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania.  We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and we also have license and risk allocation agreements relating to the use of a secondary shooting site that is located within a few miles of our Mount Braddock, Pennsylvania manufacturing facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock manufacturing facility. The lease for the Dunbar property will expire on December 15, 2015, but we have options to renew the lease which extend through December 15, 2029.  The license and risk allocation agreements will expire on December 31, 2018, but we have options to renew these agreements through December 31, 2028.  Our German subsidiary, Dynaplat, has a manufacturing site in Würgendorf, Germany and a shooting site in Dillenburg, Germany.  Portions of these sites are leased and portions are owned.  The lease expiration dates for our Würgendorf and Dillenburg manufacturing sites are August 31, 2011, but we have options to renew the lease through August 31, 2021.  Our French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France, and Tautavel, France (except for a small portion in Tautavel that is leased).  This lease expires on December 31, 2011, and may be extended.  Our Swedish subsidiary, Nitro Metall, owns the land and buildings housing its manufacturing operations in Likenas, Sweden.  The buildings and land at the Nitro Metall shooting site in Likenas, Sweden is leased.

Oilfield Products

Our German subsidiary, DYNAenergetics, has a manufacturing site in Troisdorf, Germany and leases space for a sales office in Laatzen, Germany.  The lease expiration dates for our Troisdorf manufacturing site is December 31, 2015.  The sales office in Laatzen has open terms.  Our Canadian subsidiary, DYNAenergetics Canada leases office and warehouse space in various cities throughout Alberta, Canada.  They also lease bunkers for storage of their explosives in various locations throughout Alberta, Canada.  These agreements are on a month to month basis.  Our recently acquired DYNAenergetics US subsidiary leases office and warehouse space in various cities throughout Texas, as well as Lafayette, Louisiana and Hobbs, New Mexico.  They also lease storage bunkers in various locations in Texas, Louisiana and New Mexico which have month to month agreements.  Our recently acquired Russian subsidiaries lease office and warehouse space in Tyumen and Moscow, Russia.

AMK Welding

We own the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.

Below are charts summarizing our properties by segment, including their location, type, size, whether owned or leased and lease terms, if applicable.

Corporate Headquarters

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	14,630 sq. ft.	Leased	November 30, 2015, with renewal options through November 30, 2021

Explosive Metalworking Group

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania	Clad Plate Manufacturing	48,000 sq. ft.	Owned

Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2015, with renewal options through December 15, 2029

Rivesaltes, France	Clad Plate Manufacturing, Nobelclad Europe Sales and Administration Office	53,000 sq. ft.	Owned

Tautavel, France	Clad Shooting Site	114 acres	107 acres owned, 7 acres leased	December 31, 2011

Dillenburg Germany	Dynaplat, Shooting site	7 acres	Owned

		9,849 sq. ft.	Leased	August 31, 2011, with renewal options through August 31, 2021

Würgendorf, Germany	Dynaplat, Manufacturing	Land: 25 acres Building: 20,312 sq. ft.	Owned

		2,756 sq. ft.	Leased	August 31, 2011, with renewal options through August 31, 2016

Würgendorf, Germany	Dynaplat, Sales and Administration Office	2,815 sq. ft.	Leased	March 31, 2012

Likenas, Sweden	Clad Plate Manufacturing	26,000 sq. ft	Owned

Likenas, Sweden	Clad Plate Shooting Site	15 acres	Leased	January 1, 2016

Oilfield Products

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	DYNAenergetics, Manufacturing	263,201 sq. ft.	Leased	December 31, 2015

Laatzen, Germany	DYNAenergetics, Sales	2,314 sq. ft.	Leased	Open terms, but can be cancelled with a six month notice

Alberta, Canada	DYNAenergetics Canada, Manufacturing	160 acres	Owned

Edmonton, Alberta	DYNAenergetics Canada, Storage magazines	45.56 acres	Leased	Month to month agreement

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Alberta, Canada	Various storage magazines		Leased	Month to month agreement

Edmonton, Alberta	DYNAenergetics Canada, Sales office and warehouse	24,000 sq. ft.	Leased	January 31, 2014

Grande Prairie, Alberta	DYNAenergetics Canada, Sales office and warehouse	3,000 sq. ft.	Leased	March 31, 2015, with renewal options

Lloydminster, Alberta	DYNAenergetics Canada, Sales office and warehouse	5,460 sq. ft	Leased	October 31, 2011

Austin, Texas	DYNAenergetics US, Office	2,000 sq. ft	Leased	Month to month agreement

Spicewood, Texas	DYNAenergetics US, Storage magazine	500 acres	Leased	Month to month agreement

Bridgeport, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	June 30, 2013

Bridgeport, Texas	DYNAenergetics US, Storage magazine	100 acres	Leased	Month to month agreement

Corpus Christi, Texas	DYNAenergetics US, Office and warehouse	6,000 sq. ft	Leased	August 31, 2013

Lafayette, Louisiana	DYNAenergetics US, Office and warehouse	6,800 sq. ft	Leased	Month to month agreement

Beaux Bridge, Louisiana	DYNAenergetics US, Storage magazine		Leased	Month to month agreement

Tyler, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	Month to month agreement

Pearland, Texas	DYNAenergetics US, Office and warehouse	6 acres	Leased	October 31, 2011

Victoria, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	June 30, 2011

Victoria, Texas	DYNAenergetics US, Storage magazine	4,000 sq. ft	Leased	Month to month agreement

Hobbs, New Mexico	DYNAenergetics US, Office and warehouse	5,000 sq. ft	Leased	June 30, 2013

Hobbs, New Mexico	DYNAenergetics US, Storage magazines		Leased	Month to month agreement

Tyumen, Russia	Perfoline, Manufacturing	23,369 sq. ft	Leased	August 31, 2011

Moscow, Russia	DYNARus, Sales office	939 sq. ft	Leased	September 1, 2011

Moscow, Russia	DYNARus, Warehouse	149 sq. ft	Leased	March 31, 2011

Moscow, Russia	DYNARus, Warehouse	3,229 sq. ft	Leased	December 31, 2012

Moscow, Russia	DYNARus, Warehouse	7,750 sq. ft	Leased	January 20, 2012

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Aktobe, Kazakhstan	KazDYNAenergetics, Sales Office	545 sq. ft	Leased	November 30, 2011

Atyrau, Kazakhstan	KazDYNAenergetics, Warehouse		Leased	Open terms

AMK Welding

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
South Windsor, Connecticut	AMK Welding	33,850 sq. ft.	Owned

ITEM 3.                  Legal Proceedings

Although we may in the future become a party to litigation, there are no pending legal proceedings against us.

ITEM 4.                  Removed and Reserved

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq National Market (“Nasdaq”) under the symbol “BOOM.”  The following table sets forth quarterly high and low sales prices for the common stock during our last two fiscal years, as reported by Nasdaq.

	High	Low
2010

First Quarter	$22.40	$15.10
Second Quarter	$19.10	$14.02
Third Quarter	$17.08	$13.50
Fourth Quarter	$24.80	$14.73

2009

First Quarter	$21.40	$4.95
Second Quarter	$23.17	$8.94
Third Quarter	$20.63	$14.18
Fourth Quarter	$21.00	$17.51

As of February 23, 2011, there were approximately 373 holders of record of our common stock.

We declared and paid quarterly dividends aggregating $0.16 and $0.12 per share dividend in 2010 and 2009 respectively.  We may pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.  Any determination to pay cash dividends will be at the discretion of the Board of Directors.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

FINANCIAL PERFORMANCE

The following graph compares the performance of the common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2005, in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization.  Historical results are not necessarily indicative of future performance.

Total Return Analysis	12/30/05	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10
Dynamic Materials Corporation	$100	$94.05	$197.01	$64.89	$67.37	$75.84
Nasdaq Non-Financial Stocks	$100	$109.66	$124.39	$56.94	$85.86	$101.80
Nasdaq Composite (US)	$100	$109.84	$119.14	$57.41	$82.53	$97.95

ITEM 6.                  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The 2007 selected financial data include the operating results of DYNAenergetics from the November 15, 2007, acquisition date through December 31, 2007, and balance sheet information as of December 31, 2007. The 2009 selected financial data includes the operating results of LRI from the October 1, 2009, acquisition date through December 31, 2009, and balance sheet information as of December 31, 2009. The 2010 selected financial data includes consolidation of the operating results of the two Russian joint ventures from the April 30, 2010, acquisition date, through December 31, 2010, and balance sheet information as of December 31, 2010. The 2010 selected financial data also includes the operating results of DYNAenergetics US from the June 4, 2010, acquisition date, through December 31, 2010, and balance sheet information as of December 31, 2010.

	(Dollars in Thousands, Except Per Share Data)
	Year Ended December 31,
	2010	2009	2008	2007	2006
Statement of Operations
Net sales	$154,739	$164,898	$232,577	$165,175	$113,472
Cost of products sold	117,789	121,779	161,732	110,168	71,439

Gross profit	36,950	43,119	70,845	55,007	42,033
Cost and expenses	30,161	26,881	32,793	16,115	11,930

Income from operations	6,789	16,238	38,052	38,892	30,103
Other (income) expense, net	391	3,311	4,778	158	(505)

Income before income taxes	6,398	12,927	33,274	38,734	30,608
Income tax provision	1,133	4,378	9,206	14,147	11,341

Income from continuing operations	5,265	8,549	24,068	24,587	19,267
Discontinued operations, net of tax	—	—	—	—	1,497

Net income	$5,265	$8,549	$24,068	$24,587	$20,764

Income from continuing operations per share:
Basic	$0.40	$0.67	$1.89	$2.02	$1.62
Diluted	$0.40	$0.66	$1.87	$1.99	$1.57
Net income per share:
Basic	$0.40	$0.67	$1.89	$2.02	$1.75
Diluted	$0.40	$0.66	$1.87	$1.99	$1.69
Weighted average number of shares outstanding:
Basic	12,869,666	12,640,069	12,445,685	12,083,851	11,841,373
Diluted	12,881,754	12,662,440	12,554,402	12,273,135	12,213,075

Dividends Declared per Common Share	$0.16	$0.12	$0.15	$0.15	$0.15

Financial Position
Current assets	$72,735	$87,974	$91,049	$94,730	$63,847
Total assets	201,393	225,176	229,586	240,899	84,973
Current liabilities	38,392	42,135	45,747	58,818	25,297
Long-term debt and capital lease obligations	14,734	34,556	46,514	62,051	382
Other non-current liabilities	13,343	16,374	18,823	21,751	1,714
Stockholders’ equity	134,924	132,111	118,502	98,279	57,580

Selected unaudited quarterly financial data for the years ended December 31, 2010 and 2009 are presented below:

(Dollars in Thousands, Except Per Share Data)

	Year ended December 31, 2010
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$30,357	$38,258	$41,298	$44,826
Gross profit	$6,984	$9,258	$10,853	$9,855
Net income (loss)	$(412)	$3,036	$1,326	$1,315
Net income (loss) per share - basic	$(0.03)	$0.23	$0.10	$0.10
Net income (loss) per share - diluted	$(0.03)	$0.23	$0.10	$0.10

	Year ended December 31, 2009
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$49,759	$37,819	$34,690	$42,630
Gross profit	$15,328	$9,154	$8,754	$9,883
Net income	$4,916	$1,515	$1,096	$1,022
Net income per share - basic	$0.38	$0.12	$0.09	$0.08
Net income per share - diluted	$0.38	$0.12	$0.08	$0.08

The net income per share for the 2010 and 2009 quarters, when totaled, does not equal net income per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products and AMK Welding.  In 2010, Explosive Metalworking accounted for 64% of our net sales and 49% of our income from operations before consideration of stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 29% and 7%, respectively, of our 2010 net sales, and 27% and 24%, respectively, of our income from operations before stock-based compensation expense.  In 2009 and 2008, Explosive Metalworking accounted for 81% and 84% of our net sales, respectively, and 106% and 91%, respectively, of income from operation before stock-based compensation expense.

Our 2010 net sales decreased by $10,159, or 6.2%, compared to 2009 net sales.  The year-to-year consolidated net sales decrease reflects a sales decrease of $35,526 (26.5%) for our Explosive Metalworking segment that was partially offset by sales increases of $23,568 (108.3%) for our Oilfield Products segment and $1,799 (19.9%) for AMK Welding.  Excluding incremental sales of $15,436 from the acquisitions of LRI and Austin Explosives on October 1, 2009 and June 4, 2010, respectively, and the step acquisition of two Russian joint ventures that was completed on April 30, 2010, our Oilfield Products segment reported an increase of $8,132 or 37.4% from its 2009 net sales.  Income from operations decreased 58.2% to $6,789 in 2010 from $16,238 in 2009.  This $9,449 decrease reflects a decline in the operating income reported by our Explosive Metalworking segment of $15,796 and an increase in stock-based compensation expense of $76 which were partially offset by increases of $5,489 and $934 in the operating income reported by our Oilfield Products and AMK Welding segments, respectively.  Reported consolidated operating income for 2010 and for 2009 includes amortization expense of $5,330 and $5,064, respectively, relating to purchased intangible assets associated with our acquisition of DYNAenergetics, DYNAenergetics Canada, DYNAenergetics US and the Russian joint ventures.  Our net income decreased by 38.4% to $5,265 in 2010 from $8,549 in 2009.

Impact of Current Economic Situation on the Company.

We were only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Despite the slowdown we have already seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, we believe that our Explosive Metalworking segment is well-positioned to benefit as global economic conditions improve.

Our Explosive Metalworking backlog, which totaled $97,247 at the end of 2008 before this business segment began to see a significant decline in booking activity, increased from $49,584 and $41,154, at December 31, 2009 and September 30, 2010, respectively, to $56,539 at December 31, 2010, reflecting a strong rebound in fourth quarter booking levels from previous quarters of 2010.  Based upon the improvement in our December 31, 2010 Explosive Metalworking backlog and expected year over year increases in 2011 sales for both our Oilfield and AMK Welding business segments, we believe that our 2011 consolidated net sales could increase by 20% to 25% from the $154,739 in consolidated net sales that we reported in 2010.

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

Oilfield Products’ revenues are generated principally from sales of shaped charges, detonators and detonating cord, and bidirectional boosters and perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

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

Income taxes

Our effective income tax rate decreased to 17.7% in 2010 from 33.9% in 2009.  After adjusting for the non-recurring gain on the step acquisition of two Russian joint ventures, our effective tax rate on the remaining pretax income that we reported for 2010 was 25.1%.  Income tax provisions on the earnings of Nobelclad, Nitro Metall, Dynaplat, DYNAenergetics, DYNAenergetics Canada, DYNAenergetics RUS, Perfoline, and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German, Canadian, Russian and Luxembourg statutory tax rates for the applicable years.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our blended effective tax rate on our projected consolidated pre-tax income to range between 27% and 29% in 2011 before returning to normalized level of 30% to 32% in subsequent years.

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

Our backlog with respect to the Explosive Metalworking segment increased to $56,539 at December 31, 2010 from $49,584 at December 31, 2009 and $41,154 at September 30, 2010.  Based upon this improvement in our Explosive Metalworking backlog and expected year over year increases in 2011 sales for both our Oilfield and AMK Welding business segments, we believe that our 2011 consolidated net sales could increase by 20% to 25% from the $154,739 in consolidated net sales that we reported in 2010.

Year ended December 31, 2010 compared to Year Ended December 31, 2009

Net sales

				Percentage
	2010	2009	Change	Change
Net sales	$154,739	$164,898	$(10,159)	(6.2)%

Net sales for 2010 decreased 6.2% to $154,739 from $164,898 in 2009. Explosive Metalworking sales decreased 26.5% to $98,570 in 2010 (63.7% of total sales) from $134,096 in 2009 (81.3% of total sales).  The decrease in Explosive Metalworking sales reflects a business slowdown in several of the industries that this business segment serves.

Oilfield Products contributed $45,332 to sales in 2010 (29.3% of total sales) compared to $21,764 in 2009 (13.2% of total sales).  Excluding incremental sales of $15,436 from our acquisitions of LRI and Austin Explosives and the step acquisition of two Russian joint ventures, 2010 sales increased $8,132 or 37.4%, reflecting a strong rebound in oil and gas drilling activities in North America and other regions of the world.

AMK Welding contributed $10,837 to 2010 sales (7.0% of total sales) versus sales of $9,038 in 2009 (5.5% of total sales), an increase of 19.9%.

Gross profit

				Percentage
	2010	2009	Change	Change
Gross profit	$36,950	$43,119	$(6,169)	(14.3)%
Consolidated gross profit margin rate	23.9%	26.1%

Gross profit decreased by 14.3% to $36,950 in 2010 from $43,119 in 2009.  Our 2010 consolidated gross profit margin rate decreased to 23.9% from 26.1% in 2009.  The gross profit margin for Explosive Metalworking decreased from 27.0% in 2009 to 18.8% in 2010.  Oilfield Products reported a gross margin of 33.4% in 2010 compared to a gross margin of 22.3% in 2009.  The gross profit margin for AMK Welding increased to 33.1% in 2010 from 27.0% in 2009.

The 30.3% decrease in the 2010 gross profit margin rate for Explosive Metalworking reflects a 34.6% decrease in our U.S. gross margin rate from 34.0% in 2009 to 22.2% in 2010 and a 24.2% decrease in our European gross margin rate from 15.6% in 2009 to 11.8% in 2010 on year-to-year sales declines of 20.3% and 36.5%, respectively.  While lower sales and the resultant less favorable absorption of fixed manufacturing overhead costs have negatively impacted gross margins reported by all of our cladding divisions, the significant decline in our U.S. gross margin rate for 2010 compared to 2009 relates principally to unfavorable changes in product mix and an extremely competitive pricing environment in certain end markets that comprise a significant portion of our 2010 sales.  Historically, gross margins for our European explosion welding divisions have been lower than those reported by our U.S. division due to less efficient fixed manufacturing cost structures associated with our smaller European facilities and this has again been case during 2010.  While our European cladding divisions also face a competitive pricing environment, the principal reason for the large decrease in our European gross margin rate for 2010 compared to 2009 is the 36.5% decline in sales.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and change in product mix.

The increase in Oilfield Products’ 2010 gross margin relates principally to the significant sales increases that are discussed above and favorable changes in product/customer mix.  Gross margins reported by the Oilfield Products segment also reflect the incremental margin on intercompany sales to recently acquired former distributors in Canada, the U.S. and Russia as these acquired entities sell products through to the end customers.

The increase in AMK Welding’s gross margin relates principally to the sales increase discussed above and associated more favorable absorption of fixed manufacturing overhead expenses.

Based upon the expected contribution to 2011 consolidated net sales by each of our three business segments, we expect our consolidated full year 2011 gross margin to be in a range of 24% to 26%.

General and administrative expenses

				Percentage
	2010	2009	Change	Change
General and administrative expenses	$13,696	$12,980	$716	5.5%
Percentage of net sales	8.9%	7.9%

General and administrative expenses increased by $716, or 5.5%, to $13,696 in 2010 from $12,980 in 2009.  Excluding incremental general and administrative expenses of $1,229 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our general and administrative expenses decreased by $513 or 4%.  This decrease includes increases of $113 and $122 in salaries and stock-based compensation, respectively, which were more than offset by a $195 decrease in accrued incentive compensation and a net decrease of $473 in all other expense categories that reflects the impact of tight controls over discretionary spending.  As a percentage of net sales, general and administrative expenses increased to 8.9% in 2010 from 7.9% in 2009.

Selling and distribution expenses

				Percentage
	2010	2009	Change	Change
Selling and distribution expenses	$11,135	$8,837	$2,298	26.0%
Percentage of net sales	7.2%	5.4%

Selling and distribution expenses, which include sales commissions of $783 in 2010 and $1,387 in 2009, increased by 26% to $11,135 in 2010 from $8,837 in 2009.  Excluding incremental selling and distribution expenses of $3,378 that resulted from the acquisitions of LRI, Austin Explosives and the Russian joint ventures, our selling and distribution expenses decreased by $1,080 or 12.2%.  This decrease in our selling and distribution expenses includes decreased selling and distribution expenses of $121 at our U.S. divisions and $959 at our foreign divisions. The decrease in our foreign divisions’ selling and distribution expenses relates principally to staff reductions within our European explosion welding facilities and lower sales commissions. The $121 decrease in our U.S. selling and distribution expenses reflects decreases of $121 and $118 for salaries and accrued incentive compensation, respectively, and a net increase of $118 in other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 7.2% in 2010 from 5.4% in 2009.  The increase in selling and distribution expenses as a percentage of sales relates largely to our Oilfield Products business and the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

				Percentage
	2010	2009	Change	Change
Amortization of purchased intangible assets	$5,330	$5,064	$266	5.3%
Percentage of net sales	3.4%	3.1%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our November 15, 2007 acquisition of DYNAenergetics, our October 1, 2009 acquisition of LRI, our April 30, 2010 acquisition of the two Russian joint ventures and our June 4, 2010 acquisition of Austin Explosives.  Amortization expense for 2010 includes $3,854, $1,136, and $340 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for 2009 includes $3,511, $1,173, $380 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,490 in 2011, and 2011 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.  Amortization expense (as measured in Euros) associated with the acquisition of the two Russian joint ventures is expected to approximate €235 in 2011, and 2011 amortization expense associated with the Austin Explosives acquisition is expected to approximate $435.

Operating income

				Percentage
	2010	2009	Change	Change
Operating income	$6,789	$16,238	$(9,449)	(58.2)%

Income from operations (“operating income”) decreased by 58.2% to $6,789 in 2010 from $16,238 in 2009.  Explosive Metalworking reported operating income of $5,039 in 2010 as compared to $20,835 in 2009.  This 75.8% decrease is largely attributable to the 26.5% decrease in net sales and the 30.3% decline in the 2010 gross margin rate as discussed above. Operating results of Explosive Metalworking for 2010 and 2009 include $2,271 and $2,407, respectively, of amortization expense of purchased intangible assets.

Oilfield products reported operating income of $2,747 in 2010 as compared to an operating loss of $2,742 in 2009.  The significant improvement in operating results for our Oilfield Products segment is attributable to the significant increases in sales and gross profit as discussed above that reflect the incremental sales and gross profit from the acquisitions of LRI, Austin Explosives and the Russian joint ventures as well as an increase in global oil and gas drilling activities, particularly in North America.  Operating results of Oilfield Products for 2010 and 2009 include $3,059 and $2,657, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $2,504 in 2010, an increase of 59.5% from the $1,570 that it reported in 2009.  The improvement in AMK’s operating income is largely attributable to the 19.9% sales increase discussed above.

Operating income in 2010 and 2009 includes $3,501 and $3,425, respectively, of stock-based compensation expense.  This expense is not allocated to our business segments and thus is not included in the above 2010 and 2009 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding.  Stock-based compensation expense in 2011 is expected to approximate $3,400.

Gain on step acquisition of joint ventures

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

Other income (expense), net

				Percentage
	2010	2009	Change	Change
Other income (expense), net	$209	$(275)	$484	(176.0)%

We reported net other income of $209 in 2010 compared to net other expense of $275 in 2009.  Our 2010 net other income includes net realized and unrealized foreign exchange gains of $150, including a gain of $118 on our currency swap agreement, and net other income items aggregating $59.  Our 2009 other net expense of $275 relates principally to realized and unrealized foreign exchange losses recorded by our Swedish and German subsidiaries.

Interest income (expense), net

				Percentage
	2010	2009	Change	Change
Interest income (expense), net	$(2,972)	$(3,257)	$285	(8.8)%

We recorded net interest expense of $2,972 in 2010 compared to net interest expense of $3,257 in 2009.  Our 2010 interest expense includes a non-recurring, non-cash charge of $251 related to the write-off of unamortized debt issuance costs associated with the March prepayment, in the amount of $12,498 (9,020 Euros), of the remaining balance of the Euro term loan that was outstanding under our bank syndicate credit facility.  This Euro term loan was scheduled to mature on November 16, 2012.  The decrease in interest expense is attributable to a significant reduction in average outstanding borrowings that resulted from scheduled term loan payments and the March 2010 prepayment of the Euro term loan.  Interest savings from these term loan reductions were partially offset by higher average interest rates in 2010 that relate principally to the October 2009 amendment to our bank syndicated credit facility which resulted in an increase in the interest rate charged on outstanding borrowings of 1.5% per annum.

Income tax provision

				Percentage
	2010	2009	Change	Change
Income tax provision	$1,133	$4,378	$(3,245)	(74.1)%
Effective tax rate	17.7%	33.9%

We recorded an income tax provision of $1,133 in 2010 compared to $4,378 in 2009.  Our 2010 income tax provision included a provision of $59 associated with the $2,117 non-recurring gain that we recorded on the acquisition of non-controlling interest in two Russian joint ventures as discussed above and a provision of $1,074 on the remaining pretax income of $4,281.  The effective tax rate decreased to 17.7% in 2010 from 33.9% in 2009 due principally to the low tax rate applicable to the non-recurring gain on the acquisition of non-controlling interest in two Russian joint ventures.  Our effective tax rate on the $4,281 of “ordinary” pretax income that we reported was 25.1%.  Our consolidated income tax provision for 2010 and 2009 included $1,670 and $5,659, respectively, related to U.S. taxes, with the remainder relating to net foreign tax benefits of $537 and $1,281 in 2010 and 2009, respectively, associated with our foreign operations and holding companies.

We expect our blended effective tax rate for 2011 to range from 27% to 29% based on projected pre-tax income.

Adjusted EBITDA

				Percentage
	2010	2009	Change	Change
Adjusted EBITDA	$21,003	$29,769	$(8,766)	(29.4)%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization and stock-based compensation expense for the years ended December 31, 2010 and 2009 was $14,214 and $13,531, respectively, and represents a significant percentage of the consolidated operating income that we reported for these years.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	2010	2009
Net income	$5,265	$8,549
Interest expense	3,046	3,473
Interest income	(74)	(216)
Provision for income taxes	1,133	4,378
Depreciation	5,383	5,042
Amortization of purchased intangible assets	5,330	5,064

EBITDA	20,083	26,290
Stock-based compensation	3,501	3,425
Other (income) expense, net	(2,326)	275
Equity in earnings of joint ventures	(255)	(221)

Adjusted EBITDA	$21,003	$29,769

Adjusted EBITDA decreased 29.4% to $21,003 in 2010 from $29,769 in 2009 primarily due to the decrease in operating income of $9,449.

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

General and administrative expenses

				Percentage
	2009	2008	Change	Change
General and administrative expenses	$12,980	$14,256	$(1,276)	(9.0)%
Percentage of net sales	7.9%	6.1%

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

Selling and distribution expenses

				Percentage
	2009	2008	Change	Change
Selling and distribution expenses	$8,837	$11,155	$(2,318)	(20.8)%
Percentage of net sales	5.4%	4.8%

Selling and distribution expenses, which include sales commissions of $1,387 in 2009 and $2,351 in 2008, decreased by 20.8% to $8,837 in 2009 from $11,155 in 2008.  Excluding incremental selling and distribution expenses of $422 associated with the LRI acquisition, our selling and distribution expenses decreased by $2,740 or 24.6%.  The $2,740 decrease in our consolidated selling and distribution expenses includes decreased selling and distribution expenses of $1,643 and $1,097 at our European and U.S. divisions, respectively. The decrease in European selling and distribution expenses relates principally to staff reductions within our European explosion welding divisions and lower sales commissions and also includes $327 of favorable foreign exchange translation adjustments. The $1,097 decrease in our U.S. selling and distribution expenses reflects decreased sales commissions of $427, a $298 decrease in accrued incentive compensation, a $214 decrease in travel expenses, a $144 decrease in bad debt expense and a $194 reduction in business development, advertising and promotional expenses that were partially offset by a net increase of $180 in other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 5.4% in 2009 from 4.8% in 2008.

Amortization expenses

				Percentage
	2009	2008	Change	Change
Amortization of purchased intangible assets	$5,064	$7,382	$(2,318)	(31.4)%
Percentage of net sales	3.1%	3.2%

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

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization and stock-based compensation expense for the years ended December 31, 2009 and 2008 was $13,531 and $15,150, respectively, and represents a significant percentage of the consolidated operating income that we reported for these years.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	2009	2008
Net income	$8,549	$24,068
Interest expense	3,473	5,472
Interest income	(216)	(689)
Provision for income taxes	4,378	9,206
Depreciation	5,042	4,531
Amortization of purchased intangible assets	5,064	7,382

EBITDA	26,290	49,970
Stock-based compensation	3,425	3,237
Other (income) expense, net	275	269
Equity in earnings of joint ventures	(221)	(274)

Adjusted EBITDA	$29,769	$53,202

Adjusted EBITDA decreased 44.0% to $29,769 in 2009 from $53,202 in 2008 primarily due to the decrease in operating income of $21,814.

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

Debt facilities

In connection with the acquisition of DYNAenergetics in 2007, we entered into a five-year syndicated credit agreement.  The credit agreement, which provided term loans of $45,000 and 14,000 Euros and revolving credit loan availability of $25,000 and 7,000 Euros, is through a syndicate of seven banks.

There are two significant financial covenants under our credit facility, the leverage ratio and fixed charge coverage ratio requirements.  As a result of the slowdown in our business during 2009 which continued into the early part of 2010, we were concerned about our ability to comply with these financial covenants as of March 31, 2010 and subsequent quarters of 2010.  In an effort to alleviate this concern and remain in compliance with financial covenants as of March 31, 2010 and in future periods, we made a March prepayment of the remaining principal balance due under our bank syndicated Euro term loan in the amount of $12,498 (9,020 Euros) and, on April 19, 2010, amended the credit agreement to exclude scheduled principal payments under the Euro term loan from fixed charge coverage ratio computations for March 31, 2010 and forward.  As we reached the end of 2010 and completed our 2011 budget, we were once again concerned about our ability to remain in compliance with financial covenants as of December 31, 2010 and in future quarterly periods of 2011.  To address this concern, on February 2, 2011, we amended the credit agreement to reduce the minimum fixed charge coverage ratio requirement to 0.9 to 1.0 for the trailing four quarter period ended December 31, 2010 and 1.0 to 1.0 for any trailing four quarter period thereafter. The February 2 amendment also increased the maximum leverage ratio for any trailing four quarter period ending after September 30, 2011 to 1.25 to 1.0 from 1.0 to 1.0, and increased maximum annual capital expenditure limits for 2011 and 2012 from $8 million for both years to $10 million for 2011 and $14 million for 2012.

The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the years ended December 31, 2009 and 2010, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of December 31, 2010, the maximum leverage ratio permitted by our credit facility was 1.5 to 1.0. The actual leverage ratio as of December 31, 2010 was 1.26 to 1.5. The maximum leverage ratio permitted as of March 31, June 30, September 30 and December 31, 2011 is 1.5 to 1.0, 1.5 to 1.0, 1.5 to 1.0 and 1.25 to 1.0, respectively.

The fixed charge ratio, as defined in the credit facility, means, for any period, the ratio of Earnings Available for Fixed Charges to Fixed Charges.  Earnings Available for Fixed Charges equals Consolidated EBITDA plus lease expenses minus cash income taxes and maintenance capital expenditures.  Fixed Charges equals the sum of cash interest expense, lease expense, scheduled principal payments and cash dividends.  As of December 31, 2010, the minimum fixed charge ratio permitted by our credit facility, as amended on February 2, 2011, was 0.9 to 1.0. The actual fixed charge ratio as of December 31, 2010 was 1.09 to 0.9. The minimum fixed charge coverage ratio permitted for the twelve month periods ending March 31, June 30, September 30 and December 31, 2011 is 1.0 to 1.0.

In connection with the October 1, 2009 acquisition of LRI, we assumed outstanding debt obligations including line of credit loans, loans with the former owners and capital lease obligations in the amounts of $2,676 (2,883 CAD), $2,445 (2,634 CAD) and $432 (465 CAD), respectively.

As of December 31, 2010, a U.S. dollar term loan of $22,247 was outstanding under our credit facility, $596 was outstanding under term loan obligations of DYNAenergetics and $1,332 was outstanding under loan agreements with the former owners of LRI.  We had $1,060 outstanding on our revolving credit borrowings under our syndicated credit agreement and $1,561 outstanding under our separate DYNAenergetics’ line of credit agreements.  We had no outstanding balances under the line of credit assumed with the acquisition of LRI.  While we had approximately $42,108 of unutilized revolving credit loan capacity as of December 31, 2010 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of December 31, 2010, we were in compliance with all financial covenants and other provisions of our debt agreements.

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2010:

	Payment Due by Period
	As of December 31, 2010
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Total long-term debt obligations (1)	$12,217	$13,742	$837	$—	$26,796

Interest expense (2)	887	474	6	—	1,367

Capital lease obligations (3)	305	128	23	—	456

Operating lease obligations (4)	1,535	2,451	1,100	—	5,086

License agreements obligations (5)	232	464	464	696	1,856

Purchase obligations (6)	19,981	—	—	—	19,981

Total	$35,157	$17,259	$2,430	$696	$55,542

(1)  Amounts represent future cash payments on our debt obligations and are reflected in accompanying Consolidated

Balance Sheets.

(2)  Amounts represent future cash payments of interest expense on our debt obligations.  December 31, 2010 interest rates assumed for variable rate debt.

(3)  The present value of these capital lease obligations are included in our Consolidated Balance Sheets.  See Note 9 of the Notes to Consolidated Financial Statements for additional information.

(4)  The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2010.  Our operating lease obligations are described in Note 9 of the Notes to

Consolidated Financial Statements.

(5)  The license agreements obligations presented reflect future minimum payments due under non-cancelable portions of our agreements as of December 31, 2010.  Our license agreements obligations are described in Note 9 of the Notes to

Consolidated Financial Statements.

(6)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business.  These amounts are not reflected in accompanying Consolidated Balance Sheets.

For more information about our debt obligations, see Note 5 to our consolidated financial statements elsewhere in this annual report.

Cash flows from operating activities

Net cash flows provided by operating activities for 2010 totaled $16,693.  Significant sources of operating cash flow included net income of $5,265, non-cash depreciation and amortization expense of $11,300, stock-based compensation of $3,501 and net positive changes in working capital of $673.  These sources of operating cash flow were partially offset by a $2,117 non-cash gain on step acquisition of joint ventures and a deferred income tax benefit of $1,708.  Positive cash flows from changes in working capital included decreases in accounts receivable and inventories and increases in accounts payable of $2,690, $1,696, and $2,970, respectively.  These were partly offset by decreases in customer advances and accrued expenses and other liabilities of $4,871 and $1,375, respectively.  The decreases in accounts receivable and inventories reflect declines of more than 20% in our Explosive Metalworking segment’s accounts receivable and inventory balances that follow the decrease in this segment’s sales levels, with these declines being partially offset by increased accounts receivable and inventories in our Oilfield Products segment, which reflect a strong rebound in this segment’s underlying sales and production activity during the last half of 2010.  The decrease in customer advances reflects the return of customer advances to a more normal level after the inclusion at December 31, 2009 of a $4,500 advance from one customer on a large order that was shipped during 2010.  The increase in accounts payable relates primarily to the timing of inventory purchases and payments while the decrease in accrued expenses and other liabilities relates to both timing issues and a decrease in accrued incentive compensation.

Net cash flows provided by operating activities for 2009 totaled $29,540.  Significant sources of operating cash flow included net income of $8,549, non-cash depreciation and amortization expense of $10,403, stock-based compensation of $3,425 and net positive changes in working capital of $10,168.  Deferred income tax benefits of $2,784 partly offset these sources of operating cash flows.  Positive cash flows from changes in working capital included decreases in accounts receivable and inventories and increases in customer advances of $11,891, $6,604, and $3,813, respectively.  These were partly offset by increases in prepaid expenses of $571 and decreases in accounts payables and accrued expenses and other liabilities of $8,045 and $3,524, respectively.

Net cash flows provided by operating activities for 2008 totaled $34,003.  Significant sources of operating cash flow included net income of $24,068, non-cash depreciation and amortization expense of $12,192 and stock-based compensation of $3,237.  Deferred income tax benefits of $2,079 and negative net changes in working capital of $3,141 partly offset these sources of operating cash flows.  Negative cash flows from changes in working capital included increases in prepaid expenses and decreases in accounts payable, customer advances, and accrued expenses and other liabilities of $2,802, $6,706, $1,833 and $1,143, respectively.  These were partly offset by decreases in restricted cash, accounts receivable, and inventories of $371, $4,061 and $4,911, respectively.

Cash flows from investing activities

Net cash flows used in investing activities for 2010 totaled $9,265 which included investments in acquisitions of $5,685 and $3,527 in capital expenditures.

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

Cash flows from financing activities

Net cash flows used in financing activities for 2010 totaled $24,947.  Significant uses of cash for financing activities included $2,876 in required prepayments of term loans under our syndicated credit agreement from excess cash flow that we generated in fiscal year 2009, $12,498 to prepay the remaining principal balance of our Euro term loan under our syndicated credit agreement, $6,750 for scheduled term loan principal payments under our syndicated credit agreement, payment of annual dividends of $2,089, $797 in principal payments on our Nord LB term loans, $601 for the negative tax impact of stock-based compensation and payment on capital lease obligations of $304.  Sources of cash flow from financing activities included net borrowings on bank lines of credit of $780 and $188 in net proceeds from the issuance of common stock relating to the exercise of stock options.

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

Critical Accounting Policies

Our historical consolidated financial statements and notes to our historical consolidated financial statements contain information that is pertinent to our management’s discussion and analysis of financial condition and results of operations.  Preparation of financial statements in conformity with accounting principles generally accepted in the United States requires that our management make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities.  However, the accounting principles used by us generally do not change our reported cash flows or liquidity.  Existing rules must be interpreted and judgments made on how the specifics of a given rule apply to us.

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, asset impairments, goodwill and other intangible assets, impact of foreign currency exchange rate risks, income taxes, and stock-based compensation expense.  Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates, as additional information becomes known.   We believe the following to be our most critical accounting policies.

Revenue recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters and shaped charges, as well as, seismic related explosives and accessories, are standard in nature.  In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a probable loss, we will account for such anticipated loss.

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

Our impairment testing in the fourth quarter of 2010 did not result in a determination that any of our goodwill was impaired.  The fair value of the Oilfield Products reporting unit was $109.7 million at December 31, 2010 compared to its carrying value of $73.6 million.  A discount rate of 17% was utilized in the income approach component of the model used to measure fair value.  A future impairment is possible and could occur if (i) operating results underperform what we have estimated or (ii) additional volatility of the capital markets or other factors should cause us to raise the percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

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

Forward-Looking Statements

This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the safe harbor provisions of the Private Securities Litigations Reform Act of 1995.  These statements include information with respect to our anticipated future financial condition and its results of operations and businesses.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

ITEM 7A.               Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our interest rate risk management policies are designed to reduce the potential earnings volatility that could arise from changes in interest rates.  Periodically, we use interest rate swaps to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of our assets and liabilities.  See Note 2 to the Consolidated Financial Statements for further information on interest rate risk management.

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars.  Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively.  Sales made in currencies other than U.S. dollars accounted for 38%, 45%, and 47% of total sales for the years ended 2010, 2009, and 2008, respectively.

ITEM 8.            Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2010 and 2009 and for Each of the Three Years Ended

December 31, 2010, 2009 and 2008

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynamic Materials Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
February 28, 2011

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(Dollars in Thousands)

	2010	2009
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,572	$22,411
Accounts receivable, net of allowance for doubtful accounts of $378 and $390, respectively	27,567	25,807
Inventories	35,880	32,501
Prepaid expenses and other	3,659	2,397
Related party receivables and loans	—	2,806
Current deferred tax assets	1,057	2,052

Total current assets	72,735	87,974

PROPERTY, PLANT AND EQUIPMENT	66,734	64,944
Less - accumulated depreciation	(26,928)	(22,892)

Property, plant and equipment, net	39,806	42,052

GOODWILL, net	39,173	43,164

PURCHASED INTANGIBLE ASSETS, net	48,490	49,079

DEFERRED TAX ASSETS	248	332

OTHER ASSETS, net	941	1,443

INVESTMENT IN JOINT VENTURES	—	1,132

TOTAL ASSETS	$201,393	$225,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2010 AND 2009

(Dollars in Thousands, Except Share Data)

	2010	2009
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$16,109	$9,183
Accrued expenses	3,529	4,808
Dividend payable	529	515
Accrued income taxes	477	1,485
Accrued employee compensation and benefits	3,711	4,048
Customer advances	1,531	6,528
Lines of credit	2,621	1,777
Current maturities on long-term debt	9,596	13,485
Current portion of capital lease obligations	272	306
Current deferred tax liabilities	17	—

Total current liabilities	38,392	42,135

LONG-TERM DEBT	14,579	34,120

CAPITAL LEASE OBLIGATIONS	155	436

DEFERRED TAX LIABILITIES	12,083	15,217

OTHER LONG-TERM LIABILITIES	1,260	1,157

Total liabilities	66,469	93,065

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,224,696 and 12,870,363 shares issued and outstanding, respectively	661	643
Additional paid-in capital	52,451	46,080
Retained earnings	88,210	85,048
Other cumulative comprehensive income (loss)	(6,398)	340

Total stockholders’ equity	134,924	132,111

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$201,393	$225,176

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands, Except Share Data)

	2010	2009	2008
NET SALES	$154,739	$164,898	$232,577

COST OF PRODUCTS SOLD	117,789	121,779	161,732

Gross profit	36,950	43,119	70,845

COSTS AND EXPENSES:
General and administrative expenses	13,696	12,980	14,256
Selling and distribution expenses	11,135	8,837	11,155
Amortization of purchased intangible assets	5,330	5,064	7,382

Total costs and expenses	30,161	26,881	32,793

INCOME FROM OPERATIONS	6,789	16,238	38,052

OTHER INCOME (EXPENSE):
Gain on step acquisition of joint ventures	2,117	—	—
Other income (expense), net	209	(275)	(269)
Interest expense	(3,046)	(3,473)	(5,472)
Interest income	61	173	642
Related party interest income	13	43	47
Equity in earnings of joint ventures	255	221	274

INCOME BEFORE INCOME TAXES	6,398	12,927	33,274

INCOME TAX PROVISION	1,133	4,378	9,206

NET INCOME	$5,265	$8,549	$24,068

INCOME PER SHARE:
Basic	$0.40	$0.67	$1.89
Diluted	$0.40	$0.66	$1.87

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	12,869,666	12,640,069	12,445,685
Diluted	12,881,754	12,662,440	12,554,402

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.12	$0.15

The accompanying notes are in integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2010, 2009 AND 2008

(Amounts in Thousands)

					Other
			Additional		Cumulative		Comprehensive
	Common Stock		Paid-In	Retained	Comprehensive		Income/(Loss)
	Shares	Amount	Capital	Earnings	Income/(Loss)	Total	for the Period
Balances, December 31, 2007	12,434	$622	$38,246	$55,868	$3,543	$98,279
Shares issued in connection with stock compensation plans	347	17	424	—	—	441
Tax impact of stock-based compensation	—	—	143	—	—	143
Stock-based compensation	—	—	3,237	—	—	3,237
Dividends	—	—	—	(1,894)	—	(1,894)
Net income	—	—	—	24,068	—	24,068	24,068
Derivative valuation, net of tax of $430	—	—	—	—	(739)	(739)	(739)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(5,033)	(5,033)	(5,033)
Balances, December 31, 2008	12,781	639	42,050	78,042	(2,229)	118,502	18,296
Shares issued for LRI acquisition	5	—	94	—	—	94
Shares issued in connection with stock compensation plans	84	4	421	—	—	425
Tax impact of stock-based compensation	—	—	90	—	—	90
Stock-based compensation	—	—	3,425	—	—	3,425
Dividends	—	—	—	(1,543)	—	(1,543)
Net income	—	—	—	8,549	—	8,549	8,549
Derivative valuation, net of tax of $221	—	—	—	—	432	432	432
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,137	2,137	2,137
Balances, December 31, 2009	12,870	643	46,080	85,048	340	132,111	11,118
Shares issued for AECO acquisition	222	11	3,290	—	—	3,301
Shares issued in connection with stock compensation plans	133	7	181	—	—	188
Tax impact of stock-based compensation	—	—	(601)	—	—	(601)
Stock-based compensation	—	—	3,501	—	—	3,501
Dividends	—	—	—	(2,103)	—	(2,103)
Net income	—	—	—	5,265	—	5,265	5,265
Derivative valuation, net of tax of $299	—	—	—	—	454	454	454
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,192)	(7,192)	(7,192)
Balances, December 31, 2010	13,225	$661	$52,451	$88,210	$(6,398)	$134,924	$(1,473)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands)

	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,265	$8,549	$24,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	5,383	5,042	4,531
Amortization of purchased intangible assets	5,330	5,064	7,382
Amortization of capitalized debt issuance costs	587	297	279
Stock-based compensation	3,501	3,425	3,237
Deferred income tax benefit	(1,708)	(2,784)	(2,079)
Equity in earnings of joint ventures	(255)	(221)	(274)
Gain on step acquisition of joint ventures	(2,117)	—
Loss on sale of property, plant and equipment	34	—	—
Change in (excluding assets acquired):
Restricted cash	—	—	371
Accounts receivable, net	2,690	11,891	4,061
Inventories	1,696	6,604	4,911
Prepaid expenses and other	(437)	(571)	(2,802)
Accounts payable	2,970	(8,045)	(6,706)
Customer advances	(4,871)	3,813	(1,833)
Accrued expenses and other liabilities	(1,375)	(3,524)	(1,143)

Net cash provided by operating activities	16,693	29,540	34,003

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Austin Explosives Company	(3,620)	—	—
Step acquisition of joint ventures, net of cash acquired	(2,065)	—	—
Acquisition of LRI, net of cash acquired	—	(284)	—
Final purchase price adjustments on DYNAenergetics acquisition	—	—	(559)
Acquisition of property, plant and equipment	(3,527)	(3,917)	(9,925)
Change in other non-current assets	(53)	59	20

Net cash used in investing activities	(9,265)	(4,142)	(10,464)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEAR ENDED DECEMBER 31, 2010, 2009 AND 2008

(Dollars in Thousands)

	2010	2009	2008
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	(22,124)	(13,614)	(6,282)
Payment on loans with former owners of LRI	—	(1,231)	—
Payment on term loan with French bank	—	—	(426)
Payment on Nord LB term loans	(797)	(876)	(1,045)
Borrowings (repayments) on bank lines of credit, net	780	(952)	(7,579)
Payment on capital lease obligations	(304)	(203)	(389)
Payment of dividends	(2,089)	(1,028)	(1,894)
Payment of deferred debt issuance costs	—	(341)	(218)
Net proceeds from issuance of common stock to employees and directors	188	425	441
Tax impact of stock-based compensation	(601)	90	143

Net cash used in financing activities	(24,947)	(17,730)	(17,249)

EFFECTS OF EXCHANGE RATES ON CASH	(320)	383	(975)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(17,839)	8,051	5,315

CASH AND CASH EQUIVALENTS, beginning of the period	22,411	14,360	9,045

CASH AND CASH EQUIVALENTS, end of the period	$4,572	$22,411	$14,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$2,458	$3,017	$5,037
Income taxes, net	$4,111	$6,132	$11,838

NON-CASH FINANCING ACTIVITY:
Common stock issued for acquisitions	$3,301	$94	$—
Debt assumed in acquisitions	$—	$5,553	$—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010

(Currency Amounts in Thousands, Except Per Share Data)

(1)                      ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (“DMC”) was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware during 1997. DMC is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, Germany, France, Canada, Russia and Sweden. Customers are located throughout the world. DMC currently operates under three business segments — Explosive Metalworking, in which metals are metallurgically joined or altered by using explosives; Oilfield Products, which manufactures, markets, and sells oil field perforating equipment and explosives; and AMK Welding, which utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines. DMC has eight wholly-owned operating subsidiaries, Nobelclad Europe S.A. (“Nobelclad”), Nitro Metall Aktiebolag (“Nitro Metall”), DYNAenergetics GmbH and Co. KG (“DYNAenergetics”), Dynaplat GmbH and Co. KG (“Dynaplat”), DYNAenergetics Canada, DYNAenergetics RUS, Perfoline and DYNAenergetics US.  DYNAenergetics Canada was acquired in 2009 (as LRI Oil Tools, Inc.) as described below and DYNAenergetics RUS, Perfoline and DYNAenergetics US (formally Austin Explosives Company) were acquired in 2010 also as described below.  In addition, DMC has six wholly owned holding companies.  Dynamic Materials Luxembourg S.a r.l 1, Dynamic Materials Luxembourg S.a r.l 2, DYNAenergetics Holding GmbH, DYNAenergetics Beteiligungs GmbH and Dynaplat Holdings GmbH were established in connection with the acquisition of DYNAenergetics and DYNAenergetics NA, LLC was established in connection with the acquisition of LRI Oil Tools, Inc.

2009 Acquisition

On October 1, 2009, we acquired all of the stock of Alberta, Canada based LRI Oil Tools Inc (“LRI”), which is now operating under the name DYNAenergetics Canada Inc.  DYNAenergetics Canada produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with our Oilfield Products segment and had served for several years as our sole Canadian distributor.  Our statements of operations include the effect of the LRI acquisition from the October 1, 2009 closing date.  See Note 3 for additional disclosures regarding this acquisition.

2010 Acquisitions

On April 30, 2010, we purchased the outstanding minority-owned interests in our two Russian joint ventures that were previously majority owned by our Oilfield Products business segment.  These joint ventures include DYNAenergetics RUS, which is a Russian trading company that sells our oilfield products, and Perfoline, which is a Russian manufacturer of perforating gun systems.  Our statements of operations include the effect of the DYNAenergetics RUS and Perfoline acquisitions from the April 30, 2010 closing date.  See Note 3 for additional disclosures regarding these acquisitions.

On June 4, 2010, we completed our acquisition of the assets of Texas-based Austin Explosives Company (“AECO”).  This business is now part of our Oilfield Products business segment.  AECO had been a long-time distributor of DYNAenergetics shaped charges.  Our statements of operations include the effect of the AECO acquisition from the June 4, 2010 closing date.  See Note 3 for additional disclosures regarding this acquisition.

(2)                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Consolidated Financial Statements include the accounts of DMC and its controlled subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  The equity method is used to account for our ownership in subsidiaries where we do not have a controlling interest.  All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

In September 2010, our German subsidiary, DYNAenergetics, entered into a currency swap agreement with its bank to economically hedge the currency risk associated with a large U.S. dollar order ($2,700) that was awarded to it.  Under the agreement, DYNAenergetics will exchange $2,700 for Euros at an exchange rate of 1.269 U.S. dollars per Euros between January 18, 2011 and April 30, 2011.  We have not designated this derivative as a cash flow hedge for accounting purposes and as such, gains and losses related to changes in its valuation are recorded in the statement of operations.  During the year ended December 31, 2010, we recorded a gain on this currency swap agreement of $118.  The gain is classified as other income (expense), net in our statement of operations.

Cash and Cash Equivalents and Restricted Cash

For purposes of the consolidated financial statements, we consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Allowance for Doubtful Accounts

We estimate our allowance for doubtful accounts based on historical rates of write-offs of uncollectible receivables and our evaluation of the year end composition of accounts receivable.

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market value.  Cost elements included in inventory are material, labor, subcontract costs, and factory overhead.  Inventories consist of the following at December 31, 2010 and 2009:

	2010	2009
Raw materials	$12,001	$10,321
Work-in-process	11,387	15,963
Finished goods	11,870	5,526
Supplies	622	691

	$35,880	$32,501

Shipping and handling costs incurred by us upon shipment to customers are included in cost of products sold in the accompanying consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Additions, improvements, and betterments are capitalized. Maintenance and repairs are charged to operations as the costs are incurred.  Depreciation is computed using the straight-line method over the estimated useful life of the related asset (except leasehold improvements which are depreciated over the shorter of their estimated useful life or the lease term of the asset) as follows:

Buildings and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years

Property, plant and equipment consist of the following at December 31, 2010 and 2009:

	2010	2009
Land	$2,293	$2,424
Buildings and improvements	21,940	20,621
Manufacturing equipment and tooling	32,333	32,671
Furniture, fixtures and computer equipment	6,347	5,177
Other	3,187	2,064
Construction in process	634	1,987

	$66,734	$64,944

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

Goodwill

Goodwill represents the excess of acquisition costs over the fair value of net assets of businesses acquired.  Goodwill is not amortized; however, the carrying value of goodwill must be tested annually for impairment on a reporting unit level.  Our policy is to test goodwill in the fourth quarter of each year unless circumstances indicate impairment during an intervening period.  We test goodwill for impairment using the following two-step approach:

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

Our impairment testing has not resulted in a determination that any of our goodwill is impaired.  The fair value of the Oilfield Products reporting unit was $109.7 million at December 31, 2010 compared to its carrying value of $73.6 million.  A discount rate of 17% was utilized in the income approach component of the model used to measure fair value.  A future impairment is possible and could occur if (i) operating results underperform what we have estimated or (ii) additional volatility of the capital markets should cause us to raise the discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within the discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive
	Metalworking	Oilfield
	Group	Products	Total
Goodwill balance at December 31, 2008	$24,444	$18,622	$43,066
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(255)	(337)	(592)
Adjustment due to exchange rate differences	388	302	690

Goodwill balance at December 31, 2009	$24,577	$18,587	$43,164
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(332)	(471)	(803)
Adjustment due to exchange rate differences	(1,787)	(1,401)	(3,188)

Goodwill balance at December 31, 2010	$22,458	$16,715	$39,173

Purchased Intangible Assets

Our purchased intangible assets include core technology, customer relationships and trademarks/trade names.  Impairment, if any, is calculated based upon our evaluation whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required.  Finite lived intangible assets are amortized over the estimated useful life of the related assets which have a weighted average amortization period of 13 years in total.

The weighted average amortization periods of the intangible assets by asset category are as follows:

Core technology	20 years
Customer relationships	10 years
Trademarks / Trade names	9 years

The following table presents details of intangible assets as of December 31, 2010:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,557	$(3,497)	$19,060
Customer relationships	39,052	(10,930)	28,122
Trademarks / Trade names	2,416	(1,108)	1,308

Total intangible assets	$64,025	$(15,535)	$48,490

The following table presents details of intangible assets as of December 31, 2009:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,347	$(2,555)	$21,792
Customer relationships	33,161	(7,657)	25,504
Trademarks / Trade names	2,613	(830)	1,783

Total intangible assets	$60,121	$(11,042)	$49,079

The increase in the gross value of our purchased intangible assets from December 31, 2009 to December 31, 2010 reflects the additional intangible assets associated with the acquisition of the Russian joint ventures and AECO (see Note 3).

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2011	$5,460
2012	5,460
2013	5,460
2014	5,252
2015	3,795
Thereafter	23,063

$48,490

Other Assets

Included in other assets are net deferred debt issuance costs of $743 and $1,344 as of December 31, 2010 and 2009, respectively, which relate to the syndicated credit agreement we entered into for the acquisition of DYNAenergetics.  Additional costs of $341 were paid in 2009 in connection with an amendment to the syndicated credit agreement.  The deferred debt issuance costs are being amortized over the five-year term of the syndicated credit agreement.

Customer Advances

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of December 31, 2010 and 2009, customer advances totaled $1,531 and $6,528, respectively, and originated from several customers.

Revenue Recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed, and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters, and shaped charges, as well as, seismic related explosives and accessories, are standard in nature.  In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a probable loss, we will account for such anticipated loss.

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

Computation and reconciliation of earnings per common share are as follows:

	For the year ended December 31, 2010
	Income	Shares	EPS
Basic earnings per share:
Net income	$5,265
Less income allocated to Restricted Stock Awards (“RSAs”)	(94)

Net income allocated to common stock for EPS calculation	$5,171	12,869,666	$0.40

Adjust shares for dilutives:
Stock-based compensation plans		12,088

Diluted earnings per share:
Net income	$5,265
Less income allocated to RSAs	(94)

Net income allocated to common stock for EPS calculation	$5,171	12,881,754	$0.40

	For the year ended
	December 31, 2009
	Income	Shares	EPS
Basic earnings per share:
Net income	$8,549
Less income allocated to RSAs	(132)

Net income allocated to common stock for EPS calculation	$8,417	12,640,069	$0.67

Adjust shares for dilutives:
Stock-based compensation plans		22,371

Diluted earnings per share:
Net income	$8,549
Less income allocated to RSAs	(132)

Net income allocated to common stock for EPS calculation	$8,417	12,662,440	$0.66

	For the year ended
	December 31, 2008
	Income	Shares	EPS
Basic earnings per share:
Net income	$24,068
Less income allocated to RSAs	(548)

Net income allocated to common stock for EPS calculation	$23,520	12,445,685	$1.89

Adjust shares for dilutives:
Stock-based compensation plans		108,717

Diluted earnings per share:
Net income	$24,068
Less income allocated to RSAs	(544)

Net income allocated to common stock for EPS calculation	$23,524	12,554,402	$1.87

Derivative Financial Instruments

We have periodically used interest rate swap agreements to manage our interest rate risk on significant portions of our variable rate term loan debt.  Our accounting method for our interest rate swap agreements involves designating the derivative arrangements as hedges in accordance with accounting principals generally accepted in the United States and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap agreement asset or liability.  It is our policy to execute such arrangements with creditworthy banks.

On November 17, 2008, we entered into a two-year interest rate swap agreement with an initial notional amount of $40,500 (decreasing to $33,750 in November 2009) that effectively converted the LIBOR based variable rate U.S. borrowings under the syndicated credit agreement to a fixed rate of 4.87% (6.37% effective October 21, 2009 due to an amendment in our syndicated credit facility and our current leverage ratio).  We designated the swap agreement as an effective cash flow hedge with matched terms and, as a result, changes in the fair value of the swap agreement were recorded in other comprehensive income with the offset as a swap agreement asset or liability.  During 2010 and 2009, we made repayments of $2,008 and $2,744, respectively, on our variable rate U.S. borrowings and in both cases elected to de-designate the related portion of the cash flow hedge.  These principal payments were required under the terms of our syndicated credit facility since certain annually calculated cash flow measures were met.  Settlements and changes in the fair value related to the de-designated portion of the cash flow hedge were recorded as realized and unrealized gains/losses on swap agreement within other income in our statement of operations.  We recorded an immaterial gain of approximately $67 during 2010 and an immaterial loss of less than $100 in 2009.  The swap agreement expired on November 16, 2010.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  Based upon the 150 basis point increase in our LIBOR/EURIBOR basis borrowing spread negotiated in the October 21, 2009 amendment to our credit agreement (see Note 5), we believe the fair value of our long-term debt approximates its carrying value at December 31, 2010.  The majority of our debt was incurred in connection with the acquisition of DYNAenergetics.

Additionally, we had an interest rate swap agreement (which expired on November 16, 2010, see above) and have a foreign currency hedge agreement that we entered in September 2010 (see above), which are recorded at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

Our interest rate swap and foreign currency hedge agreements are not exchange listed and are therefore valued with models that use Level 2 inputs.  The degree to which our credit worthiness impacts the value requires management judgment but as of December 31, 2010 and December 31, 2009, the impact of this assessment on the overall value of the derivatives was not significant and our valuation of the agreements is classified within Level 2 of the hierarchy.

We have recorded the fair value of our derivatives as follows:

	December 31, 2010		December 31, 2009
Derivative	Balance sheet location	Fair value	Balance sheet location	Fair value

Interest rate swap	Accrued expenses	N/A	Accrued expenses	$820

Foreign currency hedge	Prepaid expenses and other	$118	Prepaid expenses and other	N/A

Income Taxes

We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities based on enacted tax laws and for tax credits. We recognize deferred tax assets for the expected future effects of all deductible temporary differences.  Deferred tax assets are then reduced, if deemed necessary, by a valuation allowance for the amount of any tax benefits which, more likely than not based on current circumstances, are not expected to be realized (see Note 7).

Related Party Transactions

Prior to acquiring the remaining outstanding interests in our unconsolidated joint ventures on April 30, 2010 (see Note 3), we had related party transactions with these joint ventures.  Additionally, in 2009 we had related party transactions with a former owner of LRI who remains an employee of DYNAenergetics Canada.  We also had transactions in 2008 and January 1 through September 30, 2009 with LRI who, at the time, was the non-controlling interest partner of one of our consolidated joint ventures.  A summary of related party balances as of December 31, 2009 is summarized below:

Accounts
receivable from
and loan to
DYNAenergetics RUS	$2,265
Perfoline	466
Former owners of LRI	75

Total	$2,806

A summary of related party transactions for 2010, 2009 and 2008 are summarized below:

	2010		2009		2008
		Interest		Interest		Interest
	Sales to	income from	Sales to	income from	Sales to	income from
DYNAenergetics RUS	$663	$—	$2,353	$—	$3,453	$—
Minority Interest Partner	—	—	745	—	2,728	—
Perfoline	19	13	86	43	166	47

Total	$682	$13	$3,184	$43	$6,347	$47

Concentration of Credit Risk

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables.  At December 31, 2010, we had no significant financial instruments with off-balance sheet risk of accounting losses, such as options contracts or other foreign currency hedging arrangements (except as disclosed above).

Other Cumulative Comprehensive Income (Loss)

Other cumulative comprehensive income (loss) as of December 31, 2010, 2009, and 2008 consisted of the following:

	2010	2009	2008
Currency translation adjustment	$(6,398)	$794	$(1,343)
Interest rate swap valuation adjustment, net of tax of $0, $299 and $520, respectively	—	(454)	(886)

	$(6,398)	$340	$(2,229)

(3)                      ACQUISITIONS

Austin Explosives

On June 4, 2010, we completed our acquisition of Austin Explosives Company (“AECO”), which is now operating under the name DYNAenergetics US, Inc.  This business is part of our Oilfield Products business segment.  AECO had been a long-time distributor of DYNAenergetics shaped charges.  This acquisition, along with the acquisition of the outstanding interests in our Russian joint ventures (discussed below), further expands our Oilfield Products business, and positions the segment to capitalize on the long-term demand from the oil and gas industry.  From June 5, 2010 through December 31, 2010, DYNAenergetics US, Inc. contributed incremental net sales of $5,497 and incremental net income of $152 after the elimination of intercompany sales and the related gross profit.  On a standalone basis, DYNAenergetics US, Inc. reported sales of $11,992 and net income of $640 for the same period.

The acquisition was structured as an asset purchase valued at $6,921 which was financed by (i) the payment of $3,620 in cash and (ii) the issuance of 222,445 shares of DMC common stock (valued at $3,301).

The purchase price of the acquisition was allocated to tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date.  The allocation of the purchase price to the assets of AECO was as follows:

Current assets	$5,792
Property, plant and equipment	368
Intangible assets	4,773
Deferred tax assets	7
Other assets	81

Total assets acquired	11,021

Current liabilities	4,100

Total liabilities assumed	4,100

Net assets acquired	$6,921

We acquired identifiable finite-lived intangible assets as a result of the acquisition of AECO.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $4,773 which are being amortized over 11 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 2.

Russian Joint Ventures

On April 30, 2010, we purchased the outstanding minority-owned interests in our two Russian joint ventures that were previously majority-owned by our Oilfield Products business segment.  These joint ventures include DYNAenergetics RUS, which is a Russian trading company that sells our oilfield products, and Perfoline, which is a Russian manufacturer of perforating gun systems.  We paid a combined $2,065 for the respective 45% and 34.81% outstanding stakes in DYNAenergetics RUS and Perfoline.  From April 30, 2010 through December 31, 2010, DYNAenergetics RUS and Perfoline contributed incremental net sales of $2,540 and incremental net income of $163 after the elimination of intercompany sales and the related gross profit.  As standalone companies, these two entities reported sales of $4,698 and net income of $573 for the same period.

Prior to the acquisition date, we accounted for our 55% and 65.19% interest in DYNAenergetics RUS and Perfoline, respectively, as equity-method investments (see Note 4).  The acquisition date fair value of the previous equity interest was $3,533.  We recognized a gain of $2,117 as a result of revaluing our prior equity interest held before the acquisition to fair value as of the latter acquisition date.  The gain is included in the line item “gain on step acquisition of joint ventures” in the consolidated statement of operations.

Appraisals performed as of the acquisition date resulted in a new fair value of the combined entities of $5,598 which was allocated to our tangible and identifiable intangible assets as follows:

Current assets	$5,243
Property, plant and equipment	411
Intangible assets	3,669
Deferred tax assets	12
Other assets	56

Total assets acquired	9,391

Line of credit	36
Other current liabilities	2,547
Deferred tax liabilities	813
Other long term liabilities	397

Total liabilities assumed	3,793

Net assets acquired	$5,598

We acquired identifiable finite-lived intangible assets as a result of acquiring the remaining interests of DYNAenergetics RUS and Perfoline.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $3,669 which are being amortized over 11 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 2.

LRI Oil Tools Inc.

On October 1, 2009, we completed our acquisition of LRI Oil Tools Inc., which is part of the Oilfield Products business segment.  LRI produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with our Oilfield Products segment and had served for several years as our sole Canadian distributor.  From January 1, 2010 through September 30, 2010, LRI contributed incremental net sales of $7,399 and incremental net income of $525 after the elimination of intercompany sales and related gross profit.  On a standalone basis, LRI reported sales of $10,808 and net income of $666 for the same period.

The acquisition was valued at $5,946 and was financed by (i)  the payment of $284 in cash, net of cash acquired of $15, (ii) the issuance of 4,875 shares of DMC common stock (valued at $94), and (iii) the assumption of $5,553 (5,982 Canadian dollars (“CAD”)) of LRI’s debt.  The assumed debt consists of $2,676 (2,883 CAD) for a line of credit, $2,445 (2,634 CAD) for loans with the former owners of LRI and $432 (465 CAD) for capital lease obligations.

The purchase price of the acquisition was allocated to our tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date.  The allocation of the purchase price to the assets and liabilities of LRI was as follows:

Current assets	$5,430
Property, plant and equipment	2,191
Intangible assets	1,117
Deferred tax assets	298
Other assets	1

Total assets acquired	9,037

Line of credit	2,676
Other current liabilities	2,448
Long term debt	2,877
Deferred tax liabilities	643

Total liabilities assumed	8,644

Net assets acquired	$393

We acquired identifiable finite-lived intangible assets as a result of the acquisition of LRI.  The finite-lived intangible assets acquired are classified and valued as follows:

		Amortization
	Value	Period
Core technology	$347	15 years
Customer relationships	770	15 years

Total intangible assets	$1,117

These amounts are included in Purchased Intangible Assets and are further discussed in Note 2.

Pro Forma Statements of Operations

The following table presents the pro-forma combined results of operations for the years ended December 31, 2010 and 2009 assuming (i) the acquisitions of AECO, the Russian joint ventures and LRI had occurred on January 1 of the year represented; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the fair value of purchased property, plant and equipment; (iv) reduction of interest expense assuming we paid down LRI’s debt by 2,200 CAD (1,200 CAD for the loans to former owners of LRI and 1,000 CAD for the line of credit) immediately following the acquisition (net of a related pro forma reduction in interest income); (v) elimination of intercompany sales; and (vi) increase in interest expense for borrowing 1,500 Euros to fund the acquisition of the Russian joint ventures:

	(Unaudited)
	For the years ended December 31,
	2010	2009
Net sales	$162,028	$180,451
Income from operations	$7,136	$15,466
Net income	$5,167	$7,218

Net income per share:
Basic	$0.39	$0.55
Diluted	$0.39	$0.55

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

(4)                      INVESTMENT IN JOINT VENTURES

As discussed in Note 3, on April 30, 2010, we acquired the remaining minority-owned interests in two joint ventures that were previously majority-owned by our Oilfield Products business segment.  Prior to the April 30, 2010 step acquisition, these investments, which include DYNAenergetics RUS and Perfoline, were accounted for under the equity method due to certain non-controlling interest veto rights that allowed the non-controlling interest shareholders to participate in the ordinary course of business decisions. Operating results from January 1, 2010 through April 30, 2010 include our proportionate share of income from these unconsolidated joint ventures.  Investments in these joint ventures totaled $1,132 as of December 31, 2009.  As a result of the step acquisition, we now consolidate the financial statements of these entities.

Summarized unaudited financial information for the joint ventures accounted for under the equity method as of December 31, 2009 and for the period from January 1, 2010 through April 30, 2010 and the years ended December 31, 2009 and 2008 are as follows:

December 31,
2009
Current assets	$5,350
Noncurrent assets	655
Total assets	$6,005

Current liabilities	$2,892
Noncurrent liabilities	555
Equity	2,558
Total liabilities and equity	$6,005

	2010 (a)	2009	2008
Net sales	$2,575	$6,517	$8,535
Gross Profit	$656	$1,813	$2,020
Operating income	$302	$900	$1,154
Net income	$468	$404	$606
Equity in earnings of joint ventures	$255	$221	$274

(a)  Through April 30, 2010

(5)                      DEBT

Lines of credit consisted of the following at December 31, 2010 and 2009:

	2010	2009
HSBC line of credit	$—	$1,774
Syndicated credit agreement revolving loan	1,060	—
Commerzbank line of credit	—	3
Nord LB line of credit	1,561	—

	$2,621	$1,777

Long-term debt consisted of the following at December 31, 2010 and 2009:

	2010	2009
Syndicated credit agreement term loan	$22,247	$31,005
Syndicated credit agreement Euro term loan	—	13,826
Nord LB 3,000 Euro term loan	596	1,505
Loans with former owners of LRI	1,332	1,269

	24,175	47,605
Less current maturities	(9,596)	(13,485)

Long-term debt	$14,579	$34,120

HSBC Line of Credit

In connection with our October 1, 2009 acquisition of LRI, we assumed a line of credit with HSBC Bank Canada (“HSBC”) with a total borrowing capacity of 2,500 CAD.  As of December 31, 2010, there were no borrowings under this line of credit.  This line of credit bears interest at HSBC’s prime rate plus 3.0% (all in rate of 6.0% as of December 31, 2010).  Borrowings under the line of credit are secured by the assets of LRI.  The line of credit has open-ended terms, is subject to periodic reviews, and HSBC can demand repayment at any time.

Lines of Credit with German Banks

We maintain separate lines of credit with two German banks for our DYNAenergetics operations.  These lines of credit each provide a borrowing capacity of 3,000 Euros and are also used by DYNAenergetics to issue bank guarantees to its customers to secure advance payments made by them.  One of these lines of credit had outstanding borrowings of $1,561 as of December 31, 2010.  As of December 31, 2010, bank guarantees secured by the lines of credit totaled $1,877 based upon the December 31, 2010 exchange rate.  The two lines of credit bear interest at EURIBOR based variable rates with a weighted average interest rate at December 31, 2010 of 2.22%.  Both lines of credit have open-ended terms and can be cancelled by the banks at any time.

Syndicated Credit Agreement

We entered into a five-year syndicated credit agreement (“credit facility”) on November 15, 2007.  The credit facility, which provided for term loans of $45,000 and 14,000 Euros and revolving loans of $25,000 and 7,000 Euros, is through a syndicate of seven banks, with JP Morgan Chase Bank, N.A. acting as administrative agent for the U.S. dollar loans and JP Morgan Europe Ltd. acting as administrative agent for the Euro loans.  The credit facility expires on November 16, 2012.

U.S. Dollar Loans:  At our option, borrowings under the $45,000 term loan and the $25,000 revolving loan can be in the form of Alternate Base Rate loans (“ABR” borrowings are based on the greater of adjusted Prime rates, adjusted CD rates, or adjusted Federal Funds rates) or one, two, three, or six month LIBOR loans.  ABR loans bear interest at the defined ABR rate plus 1.75% (at our current leverage ratio) and LIBOR loans bear interest at the applicable LIBOR rate plus 3.25% (at our current leverage ratio).  As of December 31, 2010, all borrowings under the $45,000 term loan are set with the one month LIBOR option bearing interest at an all-in rate of 3.52%.  The $45,000 term loan originally required annual minimum principal payments beginning with $4,500 paid on November 16, 2008, and ending with $18,000 due on November 16, 2012.  Currently the final payment has been reduced to $13,247 following excess cash flow payments made in 2010 and 2009.  These payments are described further below.  As of December 31, 2010, there were no borrowings under the $25,000 revolving loan.

Euro Loans:  During 2010, we made a prepayment of 9,646 Euros ($13,366) to retire the remaining principal balance outstanding under the Euro term loan.  This prepayment includes 626 Euros ($868) required under the excess cash flow provision of the agreement (see further explanation below).  At our option, borrowings under the 7,000 Euro revolving loan can be based on one, two, three, or six month EURIBOR rates and bear interest at the applicable

EURIBOR rate plus 3.25% (at our current leverage ratio).  As of December 31, 2010, outstanding borrowings of 800 Euros ($1,060 based on the December 31, 2010 exchange rate) under the Euro revolving loan bear interest at an all-in rate of 4.05% based on the three month EURIBOR option.

While remaining principal balances are outstanding, the $45,000 and 14,000 Euro term loans are both subject to additional formula-based annual principal payments if certain excess cash flow measures are met.  As of December 31, 2010, no additional principal payments are required under this provision.  As of December 31, 2009, we classified $2,876 as current in accordance with the excess cash flow provision of the agreement.  The $2,876 classified as current as of December 31, 2009 was paid in March 2010.

The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets.

Loans with Former Owners of LRI

In connection with our October 1, 2009 acquisition of LRI, we assumed loans with the former owners of LRI totaling 2,634 CAD.  Following the acquisition, we repaid 1,302 CAD of the loans leaving a balance of 1,332 CAD ($1,332 based on the December 31, 2010 exchange rate).  The balance of these loans require principal payments in 35 equal installments beginning on December 1, 2011 with the final payment on October 1, 2014.  These loans bear interest at the prime rate plus 1.25% (4.25% at December 31, 2010).

Nord LB Euro Term Loan

DYNAenergetics has a 3,000 Euro ($3,976 based on the December 31, 2010 exchange rate) term loan with Nord LB that they obtained in September 2006.  This loan, which bears interest at a fixed rate of 5.375%, requires quarterly principal payments of 150 Euros ($199 based on the December 31, 2010 exchange rate) plus interest and matures with the final payment in September 2011.  Borrowings outstanding under this term loan agreement totaled $596 as of December 31, 2010.

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  On February 2, 2011, our credit facility was amended, retroactive to December 31, 2010, to revise the leverage ratios and fixed charge coverage ratios that we are required to satisfy on a quarterly basis throughout the remaining term of the credit facility.  These revised ratios will ease our ability to comply with certain covenants of the credit agreement. As of December 31, 2010, we were in compliance with all financial covenants and other provisions of our debt agreements.

Scheduled Debt Maturity

Our debt matures as follows:

Year ended December 31-
2011	12,217
2012	13,285
2013	457
2014	457
2015	380

$26,796

(6)       STOCK OWNERSHIP AND BENEFIT PLANS

Through our 1997 Equity Incentive Plan (“1997 Plan”), we had provided for grants of both incentive stock options and non-statutory stock options. On September 21, 2006, our stockholders approved, and we adopted, the 2006 Stock Incentive Plan (“2006 Plan”).  Upon the adoption of the 2006 Plan, the 1997 Plan was terminated with respect to new grants of stock options; however, all unexercised options previously granted under the 1997 Plan remain outstanding.  The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards.  There are a total of 942,500 shares available for grant under the 2006 Plan (which includes 92,500 rolled over from the 1997 Plan).  As of December 31, 2010, the only awards granted under the 2006 Plan were 489,750 shares of restricted stock and restricted stock units leaving 452,750 shares available for future grant.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations:

	2010	2009	2008
Cost of products sold	$316	$339	$393
General and administrative expenses	2,402	2,280	2,049
Selling and distribution expenses	783	806	795

Stock-based compensation expense before income taxes	3,501	3,425	3,237
Income tax benefit	(888)	(1,117)	(1,213)

Stock-based compensation expense, net of income taxes	$2,613	$2,308	$2,024

Earnings per share impact:
Basic - net income	$0.20	$0.18	$0.16
Diluted - net income	$0.20	$0.18	$0.16

Our stock-based compensation expense results from stock option grants, restricted stock awards, restricted stock units and stock issued under the Employee Stock Purchase Plan.

Stock Options:  Our incentive stock options were granted at exercise prices that equaled the fair market value of the stock at the date of grant based upon the closing sales price of DMC’s common stock on that date. Incentive stock options generally vested 25% annually and expired ten years from the date of grant. Non-statutory stock options were generally granted at exercise prices that equaled the fair market value of the stock at the date of grant.

A summary of stock option activity for the years ended December 31, 2010, 2009, and 2008 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value

Balance at December 31, 2007	191,000	$4.39
Exercised	(82,250)	3.27
Cancelled	(3,000)	4.87

Balance at December 31, 2008	105,750	$5.24
Exercised	(77,750)	3.39

Balance at December 31, 2009	28,000	$10.37
Exercised	(8,300)	4.75

Balance at December 31, 2010	19,700	$12.74	4.20	$194

Exercisable at December 31, 2010	19,700	$12.74	4.20	$194

The intrinsic value of options exercised for the years ended December 31, 2010, 2009, and 2008 was $98, $367 and $2,628, respectively.  As of December 31, 2010, there was no unrecognized stock-based compensation cost related to unvested stock options.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2010:

	Number of	Weighted
	Options	Average
Range of	Outstanding at	Remaining	Weighted
Exercise	December 31,	Contractual Life	Average
Prices	2010	in Years	Exercise Price

$1.42 - $1.42	700	2.96	$1.42
$4.87 - $4.87	9,000	4.06	$4.87
$20.62 - $20.62	10,000	4.42	$20.62

	19,700	4.20	$12.74

Restricted Stock Awards and Units:  Restricted stock and restricted stock units granted to the executive officers and employees of DMC generally vest in one-third increments on the first, second, and third anniversary of the grant.  Restricted stock granted to directors of DMC vest on the first anniversary of the date of grant.  In 2008, we granted 90,000 restricted stock awards under a supplemental executive retirement plan, with 100% of these awards vesting on the fifth anniversary of the date of grant.  The fair value of restricted stock and restricted stock unit awards are based on the fair value of DMC’s stock on the date of grant and is amortized to compensation expense over the vesting period on a straight line basis.

A summary of the activity of our nonvested shares of restricted stock for the years ended December 31, 2010, 2009, and 2008 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2007	69,656	$34.63
Granted	236,250	37.83
Vested	(38,831)	34.64

Balance at December 31, 2008	267,075	$37.46
Granted	12,000	21.88
Vested	(80,425)	32.84

Balance at December 31, 2009	198,650	$38.39
Granted	104,000	19.95
Vested	(65,161)	29.26

Balance at December 31, 2010	237,489	$32.82

A summary of the activity of our nonvested restricted stock units for the years ended December 31, 2010 and 2009 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value

Balance at December 31, 2007	—	$—
Granted	22,750	15.96

Balance at December 31, 2008	22,750	$15.96
Vested	(7,584)	15.96

Balance at December 31, 2009	15,166	$15.96
Granted	28,000	20.44
Vested	(8,583)	15.97

Balance at December 31, 2010	34,583	$19.59

As of December 31, 2010, there was $3,480 and $490 of total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units, respectively.  The cost is expected to be recognized over a weighted average period of 1.66 years and 1.84 years for the restricted stock awards and restricted stock units, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 450,000 shares of which 31,460 shares remain available for future purchases. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”).  The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of DMC at the lesser of 85% of the fair market value of DMC’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 11,005; 10,027; and 7,859 shares of our stock were purchased during the years ended December 31, 2010, 2009, and 2008, respectively.  Our total stock-based compensation expense for 2010, 2009, and 2008 includes $48, $72, and $76 respectively, in compensation expense associated with the ESPP.

401(k) Plan

We offer a contributory 401(k) plan to our employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee.  Total DMC contributions were $339, $316, and $323 for the years ended December 31, 2010, 2009 and 2008, respectively.

(7)       INCOME TAXES

The domestic and foreign components of income before tax for our operations for the years ended December 31 are summarized below:

	2010	2009	2008
Domestic	$4,896	$16,451	$25,861
Foreign	1,502	(3,524)	7,413

	$6,398	$12,927	$33,274

The components of the provision for income taxes for the years ended December 31 are as follows:

	2010	2009	2008
Current - Federal	$2,089	$5,707	$8,600
Current - State	(68)	282	(139)
Current - Foreign	820	1,173	3,315

	2,841	7,162	11,776

Deferred - Federal	(376)	(238)	(767)
Deferred - State	25	(92)	(38)
Deferred - Foreign
Tax benefits allocated to reduce Goodwill	803	592	569
Net operating losses	(784)	(4,867)	(256)
Other	(1,376)	1,821	(2,078)

	(1,708)	(2,784)	(2,570)

	$1,133	$4,378	$9,206

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 35% in 2010, 2009, and 2008 to income before taxes for the years ended December 31 is as follows:

	2010	2009	2008
Federal income tax at statutory rate	$2,240	$4,525	$11,646
State and local tax items not included below, net	(185)	(854)	(238)
Effect of difference between U.S. Federal and foreign tax rates	261	2,883	720
Permanent differences:
Foreign interest expense	(651)	(927)	—
Book gain on step acquisition of joint ventures	(453)	—	—
Foreign subsidiary earnings	—	(801)	1,039
State apportionment changes	—	—	(724)
Other	31	(235)	(861)
Tax credits resulting from examination of federal tax returns	—	—	79
Current year tax credits	(12)	(163)	(1,716)
Changes in valuation allowance	—	—	(170)
Recognition of previously unrecognized tax benefits	—	(9)	(380)
Other	(98)	(41)	(189)

Provision for income taxes	$1,133	$4,378	$9,206

Our deferred tax assets and liabilities at December 31, 2010 and 2009 consist of the following:

	2010	2009
Deferred tax assets:
Income tax credit carryforward	$1,008	$1,022
Net foreign operating loss carryforward	6,267	5,483
Inventory differences	599	156
Allowance for doubtful accounts	109	92
Equity compensation	1,446	1,363
Vacation and other compensation accrual	203	283
Capital lease obligations	68	106
Other, net	109	471

Deferred tax assets	9,809	8,976

Deferred tax liabilities:
Purchased intangible assets	(15,308)	(16,735)
Depreciation and amortization	(2,455)	(2,351)
Investment in partnerships and joint ventures	(2,329)	(2,114)
Deferred profit	(512)	(609)

Deferred tax liabilities	(20,604)	(21,809)

Net deferred tax liabilities	$(10,795)	$(12,833)

Net current deferred tax assets	$1,040	$2,052
Net long-term deferred tax assets liabilities	(11,835)	(14,885)

Net deferred tax assets liabilities	$(10,795)	$(12,833)

As a result of stock-based compensation in 2010, 2009, and 2008, we (decreased) increased additional paid-in-capital by $(601), $90, and $143, respectively, for the tax impact.  To the extent these adjustments reduced taxes currently payable, they are not reflected in the current income tax provision for those years.

As of December 31, 2010, 2009 and 2008, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $16,514, $15,883 and $14,969, respectively.  Deferred income taxes have not been provided on this undistributed income, as we do not plan to initiate any action that would require the payment of U. S. income taxes on these earnings.  It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

The components of the income tax carryforward as of December 31, 2010, are U.S. foreign tax credits of $971 (which, if unused, expire between 2013 and 2018) and sundry state tax credits of $37 (which, if unused, expire between 2012 and 2016).  The components of the income tax carryforward as of December 31, 2009, are U.S. foreign tax credits of $971 (which, if unused, expire between 2012 and 2018) and sundry state tax credits of $51 (which, if unused, expire beginning in 2012).

As of December 31, 2010 and 2009, we had no state net operating loss carryforwards.  The foreign loss carryforwards are primarily from jurisdictions which do not impose a time limitation on such carryforwards.

At December 31, 2009 and 2010, the balance of unrecognized tax benefits was $0.  We recognize interest and penalties related to uncertain tax positions in operating expense.  As of December 31, 2010 and 2009, our accrual for interest and penalties related to uncertain tax positions was $0.

DMC’s U.S. Federal tax returns for the tax years 2007-2010 remain open to examination while most of DMC’s state tax returns remain open to examination for the tax years 2006-2010.  DMC’s foreign tax returns remain open to examination for the tax years 2006-2010.

(8)        BUSINESS SEGMENTS

Our business is organized in the following three segments:  Explosive Metalworking, Oilfield Products, and AMK Welding. The Explosive Metalworking segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers, and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries.  The Oilfield Products segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories.  AMK Welding utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies.  Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is presented for the years ended December 31, 2010, 2009 and 2008 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
As of and for the year ended December 31, 2010:
Net sales	$98,570	$45,332	$10,837	$154,739
Depreciation and amortization	$5,891	$4,351	$471	$10,713
Income from operations	$5,039	$2,747	$2,504	$10,290
Equity in earnings of joint ventures	$—	$255	$—	255
Unallocated amounts:
Stock-based compensation				(3,501)
Other income				2,326
Interest expense				(3,046)
Interest income				74

Consolidated income before income taxes				$6,398

Segment assets	$96,344	$89,169	$5,403	$190,916
Assets not allocated to segments:
Cash and cash equivalents				4,572
Prepaid expenses and other assets				4,600
Deferred tax assets				1,305

Consolidated total assets				$201,393

Capital expenditures	$2,407	$832	$288	$3,527

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
As of and for the year ended December 31, 2009:
Net sales	$134,096	$21,764	$9,038	$164,898
Depreciation and amortization	$5,988	$3,662	$456	$10,106
Income (loss) from operations	$20,835	$(2,742)	$1,570	$19,663
Equity in earnings of joint ventures	$—	$221	$—	221
Unallocated amounts:
Stock-based compensation				(3,425)
Other expense				(275)
Interest expense				(3,473)
Interest income				216

Consolidated income before income taxes				$12,927

Segment assets	$114,501	$76,325	$5,715	$196,541
Assets not allocated to segments:
Cash and cash equivalents				22,411
Prepaid expenses and other assets				3,840
Deferred tax assets				2,384

Consolidated total assets				$225,176

Capital expenditures	$3,017	$743	$157	$3,917

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
As of and for the year ended December 31, 2008:
Net sales	$194,999	$27,833	$9,745	$232,577
Depreciation and amortization	$7,585	$3,893	$435	$11,913
Income (loss) from operations	$37,454	$1,472	$2,363	$41,289
Equity in earnings of joint ventures	$—	$274	$—	274
Unallocated amounts:
Stock-based compensation				(3,237)
Other expense				(269)
Interest expense				(5,472)
Interest income				689

Consolidated income before income taxes				$33,274

Segment assets	$134,665	$69,397	$5,325	$209,387
Assets not allocated to segments:
Cash and cash equivalents				14,360
Prepaid expenses and other assets				4,405
Deferred tax assets				1,434

Consolidated total assets				$229,586

Capital expenditures	$8,859	$879	$187	$9,925

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2010	2009	2008
United States	$20,784	$21,393	$22,840
Germany	9,234	10,388	9,465
France	5,742	6,402	6,463
Canada	2,145	2,311	76
Sweden	1,321	1,537	1,578
Russia	331	—	—
Kazakhstan	249	21	35

Total	$39,806	$42,052	$40,457

All of our sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, France, Canada, Sweden and Russia. The following represents our net sales based on the geographic location of the customer:

	For the years ended December 31,
	2010	2009	2008
United States	$44,587	$62,955	$82,036
Canada	29,907	12,991	11,685
Germany	25,109	11,702	24,449
South Korea	10,309	5,424	12,938
Russia	7,067	4,649	3,604
France	5,425	5,788	10,447
United Arab Emirates	3,907	2,227	600
Mexico	2,612	1,073	2,396
Spain	2,314	3,001	7,208
India	2,283	14,395	7,237
Netherlands	1,999	2,736	4,093
China	1,797	7,122	8,203
Italy	1,381	6,570	9,517
Switzerland	1,358	3,252	1,922
Nigeria	1,331	792	—
Iraq	1,212	637	—
South Africa	838	919	3,381
Kuwait	744	994	137
Saudi Arabia	718	—	29
Poland	619	379	27
Romania	594	709	2,548
Norway	546	800	1,699
United Kingdom	512	1,275	3,184
Australia	499	3,229	11,307
Other foreign countries	7,071	11,279	23,930

Total	$154,739	$164,898	$232,577

During the years ended December 31, 2010, 2009, and 2008, no one customer accounted for more than 10% of total net sales.

(9)       COMMITMENTS AND CONTINGENCIES

We lease certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable lease agreements. Certain of these leases (primarily equipment related) are recorded as capital leases. Amortization expense associated with the capital leases is combined with depreciation expense of fixed assets. Details of capitalized leased assets as of December 31, 2010 and 2009 are as follows:

	2010	2009
Manufacturing equipment and tooling	$1,368	$1,348
Furniture, fixtures and computer equipment	107	130

Total	1,475	1,478

Less: Accumulated amortization	(841)	(625)

Net capitalized leased assets	$634	$853

Future minimum rental commitments under non-cancelable leases are as follows:

Year ended December 31 -	Capital Leases	Operating Leases
2011	$305	$1,535
2012	73	1,272
2013	55	1,179
2014	23	672
2015	—	428

Total minimum payments	456	$5,086

Amounts representing interest	(29)

Present value of net minimum lease payments	427

Current portion of capital lease obligations	(272)

Capital lease obligations	$155

Total rental expense included in operations was $2,295, $1,713, and $1,341 for the years ended December 31, 2010, 2009, and 2008, respectively.

During 2008, we entered into a license agreement and a risk allocation agreement related to our U.S. Explosive Metalworking business.  These agreements provide us with the ability to perform our explosive shooting process at a second shooting site in Pennsylvania.  Future minimum payments required to be made by us under these agreements are as follows:

Year ended December 31 -
2011	$232
2012	232
2013	232
2014	232
2015	232
Thereafter	696

Total minimum payments	$1,856

In the normal course of business, we are party to various contractual disputes and claims. After considering our evaluations by legal counsel regarding pending actions, we are of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations.

ITEM 9.                  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2010.

ITEM 9A.               Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Annual Report.  There have been no changes in internal control over financial reporting during the fourth quarter of 2010.

Management’s Report on Internal Control over Financial Reporting

The management of Dynamic Materials Corporation (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, management concluded that DMC’s internal control over financial reporting was effective as of December 31, 2010.

DMC’s internal control over financial reporting as of December 31, 2010, has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere herein.

/s/ Yvon Pierre Cariou
Yvon Pierre Cariou
President and Chief Executive Officer
February 28, 2011

/s/ Richard A. Santa
Richard A. Santa
Senior Vice President and Chief Financial Officer
February 28, 2011

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited Dynamic Materials Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynamic Materials Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dynamic Materials Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 28, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
February 28, 2011

ITEM 9B.               Other Information

Not applicable.

PART III

ITEM 10.                                              Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our 2010 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2010.

ITEM 11.               Executive Compensation

Item 11 incorporates information by reference to our 2010 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2010.

ITEM 12.                                              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our 2010 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2010.

For information regarding securities authorized for issuance under our equity compensation plans see the 2010 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.               Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our 2010 Proxy Statement for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2010.

ITEM 14.               Principal Accountant Fees and Services

Item 14 incorporates information by reference to our 2010 Proxy Statement for the Annual for the Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2010.

PART IV

ITEM 15.                                             Exhibits and Financial Statement Schedules

(a)(1)       Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(a)(2)       Financial Statement Schedules

See Schedule II beginning on page 87 of this Annual Report on Form 10-K.

(a)(3)       Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly report on Form 10-Q/A for the quarter ended March 31, 2004).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Quarterly report on Form 10-Q/A for the quarter ended March 31, 2004).
10.1

Credit Agreement dated November 16, 2007, by and among the Company, Dynamic Materials Luxembourg 2 Sàrl, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent for the revolving loan and the term loan, J.P. Morgan Europe Limited, as administrative agent for the euro term loan and JPMorgan Securities Inc., as sole bookrunner and lead arranger (incorporated by reference to the Company’s Form 8-K/A filed with the Commission on September 11, 2009).

10.2

Employment Agreement, dated as of April 23, 2008, by and between the Company and Yvon Cariou, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009). *

10.3

Employment Agreement, dated as of April 23, 2008, by and between the Company and Richard A. Santa, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).  *

10.4

Employment Agreement, dated as of April 23, 2008, by and between the Company and John G. Banker, as amended (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009).  *

10.5

Employment Agreement dated January 19, 2011, among DYNAenergetics Holding GmbH, the Company and Rolf Rospek (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 24, 2011). *

10.6	Dynamic Materials Corporation 2006 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 2, 2006). *
10.7	Dynamic Materials Corporation Performance-Based Plan (incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Commission on April 23, 2009). *
10.8	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.9	Form of Non-Executive Director Restricted Stock Award Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.10	Form of Indemnification Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 24, 2011). *
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	.
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION

February 28, 2011	By:	/s/ Richard A. Santa
Richard A. Santa
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yvon Pierre Cariou	President and Chief Executive Officer	February 28, 2011
Yvon Pierre Cariou	(Principal Executive Officer)

/s/ Richard A. Santa	Senior Vice President and Chief Financial Officer	February 28, 2011
Richard A. Santa	(Principal Financial and Accounting Officer)

/s/ John G. Banker	Senior Vice President, Customers and Technology	February 28, 2011
John G. Banker	(Executive Officer)

/s/ Dean K. Allen	Chairman and Director	February 28, 2011
Dean K. Allen

/s/ Robert A. Cohen	Director	February 28, 2011
Robert A. Cohen

/s/ James J. Ferris	Director	February 28, 2011
James J. Ferris

/s/ Richard P. Graff	Director	February 28, 2011
Richard P. Graff

/s/ Bernard Hueber	Director	February 28, 2011
Bernard Hueber

/s/ Gerard Munera	Director	February 28, 2011
Gerard Munera

/s/ Rolf Rospek	Director	February 28, 2011
Rolf Rospek

DYNAMIC MATERIALS CORPORATION

INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2010

PAGE
Schedule II (a)	87
Schedule II (b)	87
Schedule II (c)	87

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Accounts		Balance at
	beginning	charged to	receivable	Other	end of
	of period	income	written off	Adjustments	period
Year ended -

December 31, 2008	$534	$80	$—	$—	$614

December 31, 2009	$614	$—	$—	$(224)	$390

December 31, 2010	$390	$—	$—	$(12)	$378

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

WARRANTY RESERVE

	Balance at	Additions			Balance at
	beginning	charged to	Repairs	Other	end of
	of period	income	allowed	Adjustments	period
Year ended -

December 31, 2008	$413	$23	$(83)	$—	$353

December 31, 2009	$353	$50	$(105)	$—	$298

December 31, 2010	$298	$463	$(164)	$—	$597

DYNAMIC MATERIALS CORPORATION

SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

INVENTORY RESERVE

	Balance at	Additions		Balance at
	beginning	charged to	Inventory	end of
	of period	income	write-offs	period
Year ended -

December 31, 2008	$265	$235	$(310)	$190

December 31, 2009	$190	$214	$(148)	$256

December 31, 2010	$256	$210	$(241)	$225