Form 10-Q
period 2011-03-31
DYNAMIC MATERIALS CORP
filed 2011-04-28
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

The number of shares of Common Stock outstanding was 13,330,698 as of April 28, 2010.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2011	2010
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$4,760	$4,572
Accounts receivable, net of allowance for doubtful accounts of $466 and $378, respectively	28,700	27,567
Inventories	40,939	35,880
Prepaid expenses and other	4,884	3,659
Current deferred tax assets	1,223	1,057

Total current assets	80,506	72,735

PROPERTY, PLANT AND EQUIPMENT	69,139	66,734
Less - accumulated depreciation	(28,465)	(26,928)

Property, plant and equipment, net	40,674	39,806

GOODWILL, net	41,400	39,173

PURCHASED INTANGIBLE ASSETS, net	49,833	48,490

DEFERRED TAX ASSETS	449	248

OTHER ASSETS, net	861	941

TOTAL ASSETS	$213,723	$201,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2011	2010
	(unaudited)

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$18,266	$16,109
Accrued expenses	4,121	3,529
Dividend payable	533	529
Accrued income taxes	897	477
Accrued employee compensation and benefits	3,432	3,711
Customer advances	1,889	1,531
Lines of credit	3,477	2,621
Current maturities on long-term debt	9,423	9,596
Current portion of capital lease obligations	233	272
Current deferred tax liabilities	25	17

Total current liabilities	42,296	38,392

LONG-TERM DEBT	14,616	14,579

CAPITAL LEASE OBLIGATIONS	136	155

DEFERRED TAX LIABILITIES	12,369	12,083

OTHER LONG-TERM LIABILITIES	1,213	1,100

Total liabilities	70,630	66,309

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,330,698 and 13,224,696 shares issued and outstanding, respectively	666	661
Additional paid-in capital	53,115	52,451
Retained earnings	88,427	88,210
Other cumulative comprehensive income (loss)	766	(6,398)

Total Dynamic Materials Corporation’s stockholders’ equity	142,974	134,924
Noncontrolling interest	119	160

Total stockholders’ equity	143,093	135,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,723	$201,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended
	March 31,
	2011	2010
NET SALES	$45,574	$30,357

COST OF PRODUCTS SOLD	35,272	23,373

Gross profit	10,302	6,984

COSTS AND EXPENSES:
General and administrative expenses	3,675	3,145
Selling and distribution expenses	3,726	2,321
Amortization of purchased intangible assets	1,405	1,273

Total costs and expenses	8,806	6,739

INCOME FROM OPERATIONS	1,496	245

OTHER INCOME (EXPENSE):
Other income (expense), net	(203)	141
Interest expense	(410)	(1,144)
Interest income	3	35
Equity in earnings of joint ventures	—	169

INCOME (LOSS) BEFORE INCOME TAXES	886	(554)

INCOME TAX PROVISION (BENEFIT)	148	(154)

NET INCOME (LOSS)	738	(400)

Less: Net income (loss) attributable to noncontrolling interest	(12)	12

NET INCOME (LOSS) ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$750	$(412)

INCOME (LOSS) PER SHARE:
Basic	$0.06	$(0.03)
Diluted	$0.06	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,045,600	12,690,510
Diluted	13,055,619	12,690,510

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2011

(Amounts in Thousands)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interest	Total
Balances, December 31, 2010	13,225	$661	$52,451	$88,210	$(6,398)	$160	$135,084
Comprehensive income:
Net income	—	—	—	750	—	(12)	738
Change in cumulative foreign currency translation adjustment	—	—	—	—	7,164	(71)	7,093
Comprehensive income						(83)	7,831
Shares issued in connection with stock compensation plans	106	5	—	—	—	—	5
Tax impact of stock-based compensation	—	—	(128)	—	—	—	(128)
Stock-based compensation	—	—	792	—	—	—	792
Dividends	—	—	—	(533)	—	—	(533)
Contribution from noncontrolling stockholder						42	42
Balances, March 31, 2011	13,331	$666	$53,115	$88,427	$766	$119	$143,093

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in Thousands)

(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) including noncontrolling interest	$738	$(400)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	1,356	1,154
Amortization of purchased intangible assets	1,405	1,273
Amortization of capitalized debt issuance costs	53	369
Stock-based compensation	792	792
Deferred income tax benefit	(586)	(830)
Equity in earnings of joint ventures	—	(169)
Change in:
Accounts receivable, net	(8)	8,799
Inventories	(3,678)	(3,837)
Prepaid expenses and other	(1,040)	142
Accounts payable	1,460	2,123
Customer advances	283	6,082
Accrued expenses and other liabilities	542	(1,690)

Net cash provided by operating activities	1,317	13,808

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,087)	(764)
Change in other non-current assets	36	(4)

Net cash used in investing activities	(1,051)	(768)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010

(Dollars in Thousands)

(unaudited)

	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	—	(15,374)
Payment on Nord LB term loans	(205)	(208)
Borrowings (repayments) on bank lines of credit, net	668	(441)
Payment on capital lease obligations	(76)	(74)
Payment of dividends	(529)	(515)
Contribution from noncontrolling stockholder	42	—
Net proceeds from issuance of common stock to employees and directors	5	—
Tax impact of stock-based compensation	(128)	2

Net cash used in financing activities	(223)	(16,610)

EFFECTS OF EXCHANGE RATES ON CASH	145	(483)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	188	(4,053)

CASH AND CASH EQUIVALENTS, beginning of the period	4,572	22,411

CASH AND CASH EQUIVALENTS, end of the period	$4,760	$18,358

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency Amounts in Thousands, Except Share and Per Share Data)

(unaudited)

1.      BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2010.

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Dynamic Materials Corporation (“DMC”) and its controlled subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  The equity method is used to account for our ownership in subsidiaries where we do not have a controlling interest.  All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

In September 2010, our German subsidiary, DYNAenergetics, entered into a currency swap agreement with its bank to economically hedge the currency risk associated with a large U.S. dollar order ($2,700) that was awarded to it.  Under the agreement, DYNAenergetics will exchange $2,700 for Euros at an exchange rate of 1.269 U.S. dollars per Euros between January 18, 2011 and April 30, 2011.  We have not designated this derivative as a cash flow hedge for accounting purposes and as such, gains and losses related to changes in its valuation are recorded in the statement of operations.  During the three months ended March 31, 2011, we recorded a gain on this currency swap agreement of $50.  The gain is classified as other income (expense), net in our statement of operations.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  We estimate that a hypothetical 100 basis point decrease in our LIBOR/EURIBOR basis borrowing spread would increase the fair value of our long-term debt at March 31, 2011 by less than 2%.The majority of our debt was incurred in connection with the 2007 acquisition of DYNAenergetics.

Additionally, we have a foreign currency hedge agreement that we entered in September 2010 (see above), which is recorded at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

Our foreign currency hedge agreement is not exchange listed and is therefore valued with models that use Level 2 inputs.  The degree to which our credit worthiness impacts the value requires management judgment, but as of March 31, 2011 and December 31, 2010, the impact of this assessment on the overall value of the derivatives was not significant and our valuation of the agreements is classified within Level 2 of the hierarchy.

We have recorded the fair value of our foreign currency hedge agreement as follows:

	March 31, 2011		December 31, 2010
Derivative	Balance sheet location	Fair value	Balance sheet location	Fair value

Foreign currency hedge	Prepaid expenses and other	$168	Prepaid expenses and other	$118

Related Party Transactions

Prior to acquiring the remaining outstanding interests in our unconsolidated joint ventures on April 30, 2010 (See Note 3), we had related party transactions with these joint ventures.  A summary of related party transactions for the three months ended March 31, 2010 is summarized below:

		Interest
	Sales to	income from
DYNAenergetics RUS	$502	$—
Perfoline	19	10

Total	$521	$10

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

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2011			March 31, 2010
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income (loss) attributable to DMC	$750			$(412)
Less income allocated to RSAs	(15)			—

Net income (loss) allocated to common stock for EPS calculation	$735	13,045,600	$0.06	$(412)	12,690,510	$(0.03)

Adjust shares for dilutives:
Stock-based compensation plans		10,019			—

Diluted earnings per share:
Net income (loss) attributable to DMC	$750			$(412)
Less income allocated to RSAs	(15)			—

Net income (loss) allocated to common stock for EPS calculation	$735	13,055,619	$0.06	$(412)	12,690,510	$(0.03)

3.      ACQUISITIONS

Austin Explosives

On June 4, 2010, we completed our acquisition of Austin Explosives Company (“AECO”), which is now operating under the name DYNAenergetics US, Inc.  This business is part of our Oilfield Products business segment.  AECO had been a long-time distributor of DYNAenergetics shaped charges.  This acquisition, along with the acquisition of the outstanding interests in our Russian joint ventures (discussed below), further expands our Oilfield Products business, and positions the segment to capitalize on the long-term demand from the oil and gas industry.  From January 1, 2011 through March 31, 2011, DYNAenergetics US, Inc. contributed incremental net sales of $2,563 and an incremental net loss of $38 after the elimination of intercompany sales and the related gross profit.  On a standalone basis, DYNAenergetics US, Inc. reported sales of $5,616 and net income of $280 for the same period.

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

We acquired identifiable finite-lived intangible assets as a result of the acquisition of AECO.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $4,773 which are being amortized over 11 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 7.

Russian Joint Ventures

On April 30, 2010, we purchased the outstanding minority-owned interests in our two Russian joint ventures that were previously majority-owned by our Oilfield Products business segment.  These joint ventures include DYNAenergetics RUS, which is a Russian trading company that sells our oilfield products, and Perfoline, which is a Russian manufacturer of perforating gun systems.  We paid a combined $2,065 for the respective 45% and 34.81% outstanding stakes in DYNAenergetics RUS and Perfoline.  From January 1, 2011 through March 31, 2011, DYNAenergetics RUS and Perfoline contributed incremental net sales of $946 and an incremental net loss of $498 after the elimination of intercompany sales and the related gross profit.  As standalone companies, these two entities reported sales of $1,374 and a net loss of $267 for the same period.

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

We acquired identifiable finite-lived intangible assets as a result of acquiring the remaining interests of DYNAenergetics RUS and Perfoline.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $3,669 which are being amortized over 11 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 7.

Pro Forma Statement of Operations

The following table presents the pro-forma combined results of operations for the three months ended March 31, 2010 assuming (i) the acquisitions of AECO and the Russian joint ventures had occurred on January 1, 2010; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the fair value of purchased property, plant and equipment; (iv) elimination of intercompany sales; and (v) increase in interest expense for borrowing 1,500 Euros ($2,155 based on the January 1, 2010 exchange rate) to fund the acquisition of the Russian joint ventures:

2010
Net sales	$34,190
Income from operations	$321
Net loss attributable to DMC	$(421)

Net loss per share:
Basic	$(0.03)
Diluted	$(0.03)

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.      INVESTMENT IN JOINT VENTURES

As discussed in Note 3, on April 30, 2010, we acquired the remaining minority-owned interests in two joint ventures that were previously majority-owned by our Oilfield Products business segment.  Prior to the April 30, 2010 step acquisition, these investments, which include DYNAenergetics RUS and Perfoline, were accounted for under the equity method due to certain non-controlling interest veto rights that allowed the non-controlling interest shareholders to participate in the ordinary course of business decisions. Operating results from January 1, 2010 through April 30, 2010 include our proportionate share of income from these unconsolidated joint ventures and for the three months ended March 31, 2010 our results include equity in earnings of joint ventures of $169.  As a result of the step acquisition, we now consolidate the financial statements of these entities.

Summarized unaudited financial information for the joint ventures accounted for under the equity method for the three months ended March 31, 2010 is as follows:

2010
Net sales	$1,734
Gross Profit	$416
Operating income	$170
Net income	$310

5.      INVENTORY

The components of inventory are as follows at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Raw materials	$12,216	$12,001
Work-in-process	13,055	11,387
Finished goods	14,490	11,870
Supplies	1,178	622

	$40,939	$35,880

6.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive
	Metalworking	Oilfield
	Group	Products	Total
Goodwill balance at December 31, 2010	$22,458	$16,715	$39,173
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(86)	(124)	(210)
Adjustment due to exchange rate differences	1,375	1,062	2,437

Goodwill balance at March 31, 2011	$23,747	$17,653	$41,400

7.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2011:

		Accumulated
	Gross	Amortization	Net
Core technology	$23,982	$(4,020)	$19,962
Customer relationships	41,233	(12,703)	28,530
Trademarks / Trade names	2,570	(1,229)	1,341

Total intangible assets	$67,785	$(17,952)	$49,833

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2010:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,557	$(3,497)	$19,060
Customer relationships	39,052	(10,930)	28,122
Trademarks / Trade names	2,416	(1,108)	1,308

Total intangible assets	$64,025	$(15,535)	$48,490

The change in the gross value of our purchased intangible assets from December 31, 2010 to March 31, 2011 is due solely to the impact of foreign currency translation adjustments.

8.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of March 31, 2011 and December 31, 2010, customer advances totaled $1,889 and $1,531 respectively, and originated from several customers.

9.      DEBT

Lines of credit consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Syndicated credit agreement revolving loan	$1,974	$1,060
Nord LB line of credit	1,503	1,561

	$3,477	$2,621

Long-term debt consisted of the following at March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
Syndicated credit agreement term loan	$22,247	$22,247
Nord LB 3,000 Euro term loan	423	596
Loans with former owners of LRI	1,369	1,332

	24,039	24,175
Less current maturities	(9,423)	(9,596)

Long-term debt	$14,616	$14,579

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  On February 2, 2011, our credit facility was amended, retroactive to December 31, 2010, to revise the leverage ratios and fixed charge coverage ratios that we are required to satisfy on a quarterly basis throughout the remaining term of the credit facility.  These revised ratios will ease our ability to comply with certain covenants of the credit agreement.  As of March 31, 2011, we were in compliance with all financial covenants and other provisions of our debt agreements.

10.    BUSINESS SEGMENTS

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

Beginning in 2011, we changed our methodology of allocating corporate overhead to our business segments.  In connection with this change we no longer allocate certain corporate expenses that do not directly benefit our business segments.  The business segment disclosure for the three months ended March 31, 2010 presented below reflects our new allocation methodology.

Segment information is presented for the three months ended March 31, 2011 and 2010 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended March 31, 2011:
Net sales	$26,074	$17,056	$2,444	$45,574
Depreciation and amortization	$1,459	$1,180	$122	$2,761
Income from operations	$1,554	$924	$468	$2,946
Unallocated amounts:
Corporate expenses				(658)
Stock-based compensation				(792)
Other expense				(203)
Interest expense				(410)
Interest income				3

Consolidated income before income taxes				$886

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended March 31, 2010:
Net sales	$21,306	$7,006	$2,045	$30,357
Depreciation and amortization	$1,367	$945	$115	$2,427
Income (loss) from operations	$1,838	$(460)	$260	$1,638
Equity in earnings of joint ventures	$—	$169	$—	169
Unallocated amounts:
Corporate expenses				(601)
Stock-based compensation				(792)
Other income				141
Interest expense				(1,144)
Interest income				35

Consolidated loss before income taxes				$(554)

During the three months ended March 31, 2011 and 2010, no one customer accounted for more than 10% of total net sales.

11.    COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) for the three months ended March 31, 2011 and 2010 was as follows:

	Three Months Ended
	March 31,
	2011	2010
Net income (loss) including noncontrolling interest	$738	$(400)
Derivative valuation, net of tax of $0 and $99	—	105
Change in cumulative foreign currency translation adjustment	7,093	(5,651)

Total comprehensive income (loss)	7,831	(5,946)
Comprehensive income (loss) attributable to noncontrolling interest	(83)	—

Comprehensive income (loss) attributable to DMC	$7,914	$(5,946)

Other cumulative comprehensive income (loss) as of March 31, 2011 and December 31, 2010 consisted entirely of currency translation adjustment.

ITEM 2.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2010.

Unless stated otherwise, all currency amounts in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products and AMK Welding.  For the three months ended March 31, 2011, Explosive Metalworking accounted for 57% of our net sales and 53% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 38% and 5%, respectively, of our first quarter 2011 net sales, and 31% and 16%, respectively, of our income from operations before unallocated corporate expenses and stock-based compensation expense.

Our net sales for the three months ended March 31, 2011 increased by $15,217, or 50.1%, compared to the same period of 2010.  The year-to-year consolidated net sales increase reflects a sales increase of $4,768 (22.4%) for our Explosive Metalworking segment and sales increases of $10,050 (143.4%) for our Oilfield Products segment and $399 (19.5%) for AMK Welding.  Excluding incremental sales of $3,509 from the acquisition of Austin Explosives on June 4, 2010 and the step acquisition of two Russian joint ventures that was completed on April 30, 2010, our Oilfield Products segment reported an increase of $6,541 or 93.4% from its first quarter 2010 net sales.  Our consolidated income from operations increased to $1,496 for the three months ended March 31, 2011 from $245 in the same period of 2010.  This $1,251 increase reflects increases of $1,384 and $208 in the operating income reported by our Oilfield Products and AMK Welding segments, respectively, which were partially offset by a decline in the operating income reported by our Explosive Metalworking segment of $284 and an increase in unallocated corporate expenses of $57.  Reported consolidated operating income for the three month periods ended March 31, 2011 and 2010 includes amortization expense of $1,405 and $1,273, respectively, relating to purchased intangible assets associated with our acquisitions of DYNAenergetics, DYNAenergetics Canada, DYNAenergetics US, and the Russian joint ventures.  We reported net income of $750 for the three months ended March 31, 2011 compared to a net loss of $412 for the same period of 2010.

Impact of Current Economic Situation on the Company

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

Our Explosive Metalworking backlog, which totaled $97,247 at the end of 2008 before this business segment began to see a significant decline in booking activity, decreased to $41,154 at September 30, 2010 before rebounding to $56,539 at December 31, 2010 on strong fourth quarter 2010 booking activity and then increasing modestly to $58,530 at March 31, 2011.  Based upon the improvement in our March 31, 2011 Explosive Metalworking backlog and expected year over year increases in 2011 sales for both our Oilfield and AMK Welding business segments, we believe that our 2011 consolidated net sales could increase by 24% to 28% from the $154,739 in consolidated net sales that we reported in 2010.

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

Income taxes

Our effective income tax rate decreased to 16.7% for the three months ended March 31, 2011 from 27.8% for first quarter of 2010 and 17.7% for the full year 2010.  Income tax provisions on the earnings of Nobelclad, Nitro Metall, Dynaplat, DYNAenergetics, DYNAenergetics Canada, DYNAenergetics RUS, Perfoline, and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German, Canadian, Russian and Luxembourg statutory tax rates for the applicable years.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our blended effective tax rate on our projected consolidated pre-tax income to range between 25% and 28% in 2011 before returning to normalized level of 28% to 30% in subsequent years.

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

Our backlog with respect to the Explosive Metalworking segment increased to $58,530 at March 31, 2011 from $56,539 at December 31, 2010 and $41,154 at September 30, 2010.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Net sales

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Net sales	$45,574	$30,357	$15,217	50.1%

Net sales for the first quarter of 2011 increased 50.1% to $45,574 from $30,357 for the first quarter of 2010.  Explosive Metalworking sales increased 22.4% to $26,074 for the three months ended March 31, 2011 (57% of total sales) from $21,306 for the same period of 2010 (70% of total sales).  The decrease in Explosive Metalworking’s proportionate contribution to consolidated net sales reflects a quicker recovery from the economic recession in our Oilfield Products business than in our core Explosive Metalworking business as well as the benefit of incremental 2011 sales for our Oilfield Products segment that resulted from 2010 acquisitions as further discussed below.

Oilfield Products contributed $17,056 to first quarter 2011 sales (38% of total sales), which represents a 143.4% increase from sales of $7,006 for the first quarter of 2010 (23% of total sales). Excluding incremental sales of $3,509 from our acquisition of Austin Explosives and step acquisition of two Russian joint ventures, the first quarter 2011 sales increase for Oilfield Products was $6,541 or 93.4%.

AMK Welding contributed $2,444 to first quarter 2011 sales (5% of total sales), versus sales of $2,045 for the first quarter of 2010 (7% of total sales), an increase of 19.5%.

Gross profit

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Gross profit	$10,302	$6,984	$3,318	47.5%
Consolidated gross profit margin rate	22.6%	23.0%

Gross profit increased by 47.5% to $10,302 for the three months ended March 31, 2011 from $6,984 for the three months ended March 31, 2010. Our first quarter 2011 consolidated gross profit margin rate decreased to 22.6% from the 23.0% gross margin that we reported for the first quarter of 2010.  The gross profit margin for Explosive Metalworking decreased from 21.9% in the first quarter of 2010 to 17.2% in the first quarter of 2011.  Oilfield Products reported a gross margin of 30.2% in the first quarter of 2011 compared to a gross margin of 27.5% in the first quarter of 2010.  The gross profit margin for AMK Welding increased to 29.7% in the first quarter of 2011 from 22.5% in the first quarter of 2010.

The decrease in the first quarter 2011 gross profit margin rate for our Explosive Metalworking segment relates principally to unfavorable changes in product mix as compared to the first quarter of 2010 and the negative impact that the extremely competitive pricing environment that existed during the last part of 2010 had on orders that shipped during the first quarter of 2011. Additionally, the gross margin performance in the first quarter of 2010 gross margin included the positive benefit of a sizeable order that shipped during the quarter and that involved customer-supplied metal.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and change in product mix.

The increase in Oilfield Products’ first quarter 2011 gross margin relates principally to the significant sales increase discussed above, favorable changes in product/customer mix, and the incremental margin on intercompany sales to former distributors in the U.S. and Russia that were acquired during the second quarter of 2010 as these acquired entities sell products through to the end customers.

The increase in AMK Welding’s gross margin relates principally to the sales increase discussed above and associated more favorable absorption of fixed manufacturing overhead expenses.

Based upon the expected contribution to 2011 consolidated net sales by each of our three business segments, we expect our consolidated full year 2011 gross margin to be in a range of 24% to 26%.

General and administrative expenses

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
General and administrative expenses	$3,675	$3,145	$530	16.9%
Percentage of net sales	8.1%	10.4%

General and administrative expenses increased by $530, or 16.9%, to $3,675 for the three months ended March 31, 2011 from $3,145 for the same period of 2010.  Excluding incremental general and administrative expenses of $372 that resulted from the acquisition of Austin Explosives and the Russian joint ventures, our general and administrative expenses increased by $158 or 5.0%.  This increase includes an increase in outside service fees of $127, increases of $61 and $38 in salaries and accrued incentive compensation, respectively, and an increase of $40 in stock-based compensation.  These increases were partially offset by a net decrease of $108 in all other expense categories that reflects tight controls over discretionary spending.  As a percentage of net sales, general and administrative expenses decreased to 8.1% in the first quarter of 2011 from 10.4% in the first quarter of 2010.

Selling and distribution expenses

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Selling and distribution expenses	$3,726	$2,321	$1,405	60.5%
Percentage of net sales	8.2%	7.6%

Selling and distribution expenses, which include sales commissions of $593 in the first quarter of 2011 and $298 in the first quarter of 2010, increased by 60.5% to $3,726 in the first quarter of 2011 from $2,321 in the first quarter of 2010.  Excluding incremental selling and distribution expenses of $963 that resulted from the acquisitions of Austin Explosives and the Russian joint ventures, our selling and distribution expenses increased by $442 or 19.1%.  This increase in our selling and distribution expenses includes increased selling and distribution expenses of $176 at our U.S. divisions and $267 at our foreign divisions.

The $176 increase in our U.S. selling and distribution expenses reflects increases of $132 and $88 for sales commissions and bad debt expense, respectively, and a net decrease of $44 in other spending categories.  The $267 increase in our foreign divisions’ selling and distribution expenses reflects increases of $182 and $162 for salary expense and sales commissions, respectively, and a net decrease of $76 in other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 8.2% in the first quarter of 2011 from 7.6% in the first quarter of 2010.  The increase in selling and distribution expenses as a percentage of sales relates largely to our Oilfield Products business and the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Amortization of purchased intangible assets	$1,405	$1,273	$132	10.4%
Percentage of net sales	3.1%	4.2%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our November 15, 2007 acquisition of DYNAenergetics, our October 1, 2009 acquisition of LRI, our April 30, 2010 acquisition of the two Russian joint ventures and our June 4, 2010 acquisition of Austin Explosives.  Amortization expense for the three months ended March 31, 2010 includes $1,064, $292, and $49 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended March 31, 2010 includes $883, $296 and $94 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,490 in 2011, and 2011 amortization expense (as measured in Canadian dollars)

associated with the LRI acquisition is expected to approximate 80 CAD.  Amortization expense (as measured in Euros) associated with the acquisition of the two Russian joint ventures is expected to approximate €235 in 2011, and 2011 amortization expense associated with the Austin Explosives acquisition is expected to approximate $435.

Operating income

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Operating income	$1,496	$245	$1,251	510.6%

Income from operations (“operating income”) increased by five-fold to $1,496 in the first quarter of 2011 from $245 in the first quarter of 2010.

Explosive Metalworking reported operating income of $1,554 in the first quarter of 2011 as compared to $1,838 in the first quarter of 2010.  This 15.5% decrease is largely attributable to the 21.5% decline in the gross margin rate discussed above. Operating results of Explosive Metalworking for the three months ended March 31, 2011 and 2010 include $546 and $598, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $924 in the first quarter of 2011 as compared to an operating loss of $460 in the first quarter of 2010.  The significant improvement in operating results for our Oilfield Products segment is attributable to the significant increases in sales and gross profit as discussed above that reflect the incremental sales and gross profit from the acquisitions of Austin Explosives and the Russian joint ventures as well as an increase in global oil and gas drilling activities, particularly in North America.  Operating results of Oilfield Products for the three months ended March 31, 2011 and 2010 include $859 and $675, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $468 in the first quarter of 2011, an increase of 80.0% from the $260 that it reported in the first quarter of 2010.  The improvement in AMK’s operating income is largely attributable to the 19.5% sales increase and the 32.1% increase in the gross margin rate discussed above.

Our consolidated operating income for the three months ended March 31, 2011 and 2010 includes $658 and $601, respectively, of unallocated corporate expenses and $792 in each period of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the above first quarter operating income or loss totals for our Explosive Metalworking, Oilfield Products, and AMK Welding business segments.

Other income (expense), net

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Other income (expense), net	$(203)	$141	$(344)	(244.0)%

We reported net other expense of $203 in the first quarter of 2011 compared to net other income of $141 in the first quarter of 2010.  Our 2011 net other expense of $203 includes net realized and unrealized foreign exchange losses of $311, offset by a gain of $50 on our currency swap agreement and net other income items aggregating $58.  Our 2010 net other income of $141 relates principally to realized and unrealized foreign exchange gains recorded by our Swedish and German subsidiaries.

Interest income (expense), net

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Interest income (expense), net	$(407)	$(1,109)	$702	(63.3)%

We recorded net interest expense of $407 in the first quarter of 2011 compared to net interest expense of $1,109 in the first quarter of 2010.  Our first quarter 2010 interest expense included a non-recurring, non-cash charge of $251 related to the write-off of unamortized debt issuance costs associated with the March prepayment, in the amount of $12,498 (9,020 Euros), of the remaining balance of the Euro term loan that was outstanding under our bank syndicate credit facility.  This Euro term loan was scheduled to mature on November 16, 2012.  The decrease in our first quarter 2011 interest expense is attributable to a significant reduction in average outstanding borrowings that resulted from scheduled term loan payments and the March 2010 prepayment of the Euro term loan.

Income tax provision (benefit)

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Income tax provision (benefit)	$148	$(154)	$302	(196.1)%
Effective tax rate	16.7%	27.8%

We recorded an income tax provision of $148 in the first quarter of 2011 compared to an income tax benefit of $154 in the first quarter of 2010.  The effective tax rate decreased to 16.7% in the first quarter of 2011 from 27.8% in the first quarter of 2010 and 17.7% for the full year 2010.  Our consolidated income tax provision for the three months ended March 31, 2011 and 2010 included $476 and $386, respectively, related to U.S. taxes, with the remainder relating to net foreign tax benefits of $328 and $540 for the three months ended March 31, 2011 and 2010, respectively, associated with our foreign operations and holding companies.

We expect our blended effective tax rate for 2011 to range from 25% to 28% based on projected pre-tax income.

Adjusted EBITDA

	Three Months Ended
	March 31,			Percentage
	2011	2010	Change	Change
Adjusted EBITDA	$5,061	$3,452	$1,609	46.6%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization and stock-based compensation expense for the three months ended March 31, 2011 and 2010 was $3,553 and $3,219, respectively, and represents a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended
	March 31,
	2011	2010
Net income (loss) attributable to DMC	$750	$(412)
Interest expense	410	1,144
Interest income	(3)	(35)
Provision for income taxes	148	(154)
Depreciation	1,356	1,154
Amortization of purchased intangible assets	1,405	1,273

EBITDA	4,066	2,970
Stock-based compensation	792	792
Other (income) expense, net	203	(141)
Equity in earnings of joint ventures	—	(169)

Adjusted EBITDA	$5,061	$3,452

Adjusted EBITDA increased 46.6% to $5,061 in the first quarter of 2011 from $3,452 in the first quarter of 2010 primarily due to the increase in operating income of $1,251.

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

There are two significant financial covenants under our credit facility, the leverage ratio and fixed charge coverage ratio requirements.  As a result of the slowdown in our business during 2009 which continued into the early part of 2010, we were concerned about our ability to comply with these financial covenants as of March 31, 2010 and subsequent quarters of 2010.  In an effort to alleviate this concern and remain in compliance with financial covenants as of March 31, 2010 and in future periods, we made a March prepayment of the remaining principal balance due under our bank syndicated Euro term loan in the amount of $12,498 (9,020 Euros) and, on April 19, 2010, amended the credit agreement to exclude scheduled principal payments under the Euro term loan from fixed charge coverage ratio computations for March 31, 2010 and forward.  As we reached the end of 2010 and completed our 2011 budget, we were once again concerned about our ability to remain in compliance with financial covenants as of December 31, 2010 and in future quarterly periods of 2011.  To address this concern, on February 2, 2011, we amended the credit agreement to reduce the minimum fixed charge coverage ratio requirement to 0.9 to 1.0 for the trailing four quarter period ended December 31, 2010 and 1.0 to 1.0 for any trailing four quarter period thereafter. The February 2, 2011 amendment also increased the maximum leverage ratio for any trailing four quarter period ending after September 30, 2011 to 1.25 to 1.0 from 1.0 to 1.0, and increased maximum annual capital expenditure limits for 2011 and 2012 from $8 million for both years to $10 million for 2011 and $14 million for 2012.

The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the three months ended March 31, 2011 and the year ended December 31, 2010, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of March 31, 2011, the maximum leverage ratio permitted by our credit facility was 1.5 to 1.0. The actual leverage ratio as of March 31, 2011 was 1.24 to 1.5. The maximum leverage ratio permitted as of June 30, September 30 and December 31, 2011 is 1.5 to 1.0, 1.5 to 1.0 and 1.25 to 1.0, respectively.

The fixed charge ratio, as defined in the credit facility, means, for any period, the ratio of Earnings Available for Fixed Charges to Fixed Charges.  Earnings Available for Fixed Charges equals Consolidated EBITDA plus lease expenses minus cash income taxes and maintenance capital expenditures.  Fixed Charges equals the sum of cash interest expense, lease expense, scheduled principal payments and cash dividends.  As of March 31, 2011, the minimum fixed charge ratio permitted by our credit facility was 1.0 to 1.0. The actual fixed charge ratio as of March 31, 2011 was 1.22 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending June 30, September 30 and December 31, 2011 is 1.0 to 1.0.

As of March 31, 2011, a U.S. dollar term loan of $22,247 was outstanding under our credit facility, $423 was outstanding under term loan obligations of DYNAenergetics and $1,369 was outstanding under loan agreements with the former owners of LRI.  We had $1,974 outstanding on our revolving credit borrowings under our syndicated credit agreement and $1,503 outstanding under our separate DYNAenergetics’ line of credit agreements.  We had no outstanding balances under the line of credit assumed with the acquisition of LRI.  While we had approximately $42,422 of unutilized revolving credit loan capacity as of March 31, 2011 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of March 31, 2011, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2010.

Cash flows from operating activities

Net cash flows provided by operating activities for the first quarter of 2011 totaled $1,317.  Our first quarter 2011 operating cash flow reflects net income of $738 and the benefit of certain non-cash charges, including depreciation and amortization expense of $2,814 and stock-based compensation of $792.  Operating cash flow in the first quarter of 2011 was reduced by a deferred income tax benefit of $586 and net negative changes in working capital of $2,441.  Negative cash flows from changes in working capital included increases in inventories and prepaid expenses of $3,678, and $1,040, respectively.  These were partly offset by increases in accounts payable, customer advances and accrued expenses and other liabilities of $1,460, $283 and $542, respectively.  The increase in inventories relates to an increase in work-in-process inventories in our Explosive Metalworking segment to meet second quarter shipment requirements on a couple of larger orders included in our March 31, 2011 backlog and an increase in finished goods inventories in our Oilfield Products segment required by the increase in business activity this segment has experienced in recent months.  The increase in accounts payable follows the increase in inventory levels.

Net cash flows provided by operating activities for the first quarter of 2010 totaled $13,808.  Our strong first quarter 2010 operating cash flow reflects the benefit of certain non-cash charges, including depreciation and amortization expense of $2,796 and stock-based compensation of $792, and net positive changes in various components of working capital aggregating $11,619. Operating cash flow in the first quarter of 2010 was reduced by a net loss including noncontrolling interest of $400 and a deferred income tax benefit of $830.  Net positive changes in working capital included decreases in accounts receivable of $8,799 and increases in accounts payable and customer advances of $2,123 and $6,082, respectively.  These positive changes in working capital were partially offset by increases in inventory of $3,837 and a decrease in accrued expenses of $1,690.

Cash flows from investing activities

Net cash flows used by investing activities for the first quarter of 2011 and 2010 totaled $1,051 and $768, respectively, and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the first quarter of 2011 totaled $223, which included payment of quarterly dividends of $529, $205 in principal payments on our Nord LB term loan, $128 for the negative tax impact of stock-based compensation and payment on capital lease obligations of $76.  Sources of cash flow from financing activities included net borrowings on bank lines of credit of $668, a contribution of $42 from our noncontrolling stockholder and $5 in net proceeds from the issuance of common stock relating to the exercise of stock options.

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

Payment of Dividends

On March 9, 2011, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on April 15, 2011.  The dividend totaled $533 and was payable to shareholders of record as of March 31, 2011.  We paid a quarterly cash dividend of $.04 per share in the first quarter of 2010.

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

Asset impairments

We review our long-lived assets to be held and used by us for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable. In so doing, we estimate the future net cash flows expected to result from the use of these assets and their eventual disposition. If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of these assets, an impairment loss is recognized to reduce the asset to its estimated fair value. Otherwise, an impairment loss is not recognized.  Long-

lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less costs to sell.

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

ITEM 3.        Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 4.        Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is accurately recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended March 31, 2011 or in other factors that could materially affect our internal controls over financial reporting.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls or our internal controls will prevent all errors and all fraud.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  As a result of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple errors or mistakes.  As a result of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Accordingly, our disclosure controls and procedures are designed to provide reasonable, not absolute, assurance that the disclosure controls and procedures are met.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: April 28, 2011	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)