Form 10-Q
period 2011-06-30
DYNAMIC MATERIALS CORP
filed 2011-08-02
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

The number of shares of Common Stock outstanding was 13,353,639 as of August 2, 2011.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,
	2011	December 31,
	(unaudited)	2010
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,613	$4,572
Accounts receivable, net of allowance for doubtful accounts of $566 and $378, respectively	34,798	27,567
Inventories	48,903	35,880
Prepaid expenses and other	4,752	3,659
Current deferred tax assets	1,401	1,057

Total current assets	97,467	72,735

PROPERTY, PLANT AND EQUIPMENT	70,277	66,734
Less - accumulated depreciation	(29,445)	(26,928)

Property, plant and equipment, net	40,832	39,806

GOODWILL, net	42,020	39,173

PURCHASED INTANGIBLE ASSETS, net	49,260	48,490

DEFERRED TAX ASSETS	517	248

OTHER ASSETS, net	768	941

TOTAL ASSETS	$230,864	$201,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,
	2011	December 31,
	(unaudited)	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,020	$16,109
Accrued expenses	4,163	3,529
Dividend payable	533	529
Accrued income taxes	1,536	477
Accrued employee compensation and benefits	3,969	3,711
Customer advances	3,038	1,531
Lines of credit	8,724	2,621
Current maturities on long-term debt	9,216	9,596
Current portion of capital lease obligations	182	272
Current deferred tax liabilities	1	17

Total current liabilities	53,382	38,392

LONG-TERM DEBT	14,610	14,579

CAPITAL LEASE OBLIGATIONS	112	155

DEFERRED TAX LIABILITIES	11,848	12,083

OTHER LONG-TERM LIABILITIES	1,243	1,100

Total liabilities	81,195	66,309

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,353,639 and 13,224,696 shares issued and outstanding, respectively	667	661
Additional paid-in capital	54,098	52,451
Retained earnings	91,762	88,210
Other cumulative comprehensive income (loss)	3,032	(6,398)

Total Dynamic Materials Corporation’s stockholders’ equity	149,559	134,924
Noncontrolling interest	110	160

Total stockholders’ equity	149,669	135,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,864	$201,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2011	2010	2011	2010
NET SALES	$54,165	$38,258	$99,740	$68,615

COST OF PRODUCTS SOLD	38,692	29,000	73,964	52,373
Gross profit	15,473	9,258	25,776	16,242

COSTS AND EXPENSES:
General and administrative expenses	4,194	3,358	7,869	6,503
Selling and distribution expenses	3,911	2,550	7,638	4,871
Amortization of purchased intangible assets	1,471	1,264	2,876	2,537
Total costs and expenses	9,576	7,172	18,383	13,911

INCOME FROM OPERATIONS	5,897	2,086	7,393	2,331

OTHER INCOME (EXPENSE):
Gain on step acquisition of joint ventures	—	2,117	—	2,117
Other income (expense), net	(136)	(110)	(339)	31
Interest expense	(486)	(662)	(896)	(1,806)
Interest income	—	29	3	65
Equity in earnings of joint ventures	—	86	—	255

INCOME BEFORE INCOME TAXES	5,275	3,546	6,161	2,993

INCOME TAX PROVISION	1,418	505	1,565	351

NET INCOME	3,857	3,041	4,596	2,642

Less: Net income (loss) attributable to noncontrolling interest	(11)	5	(23)	17

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$3,868	$3,036	$4,619	$2,625

INCOME PER SHARE:
Basic	$0.29	$0.23	$0.35	$0.20
Diluted	$0.29	$0.23	$0.35	$0.20

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,060,456	12,774,316	13,059,782	12,742,589
Diluted	13,070,536	12,786,976	13,069,834	12,755,565

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.08	$0.08

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2011

(Amounts in Thousands)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interest	Total
Balances, December 31, 2010	13,225	$661	$52,451	$88,210	$(6,398)	$160	$135,084
Comprehensive income:
Net income	—	—	—	4,619	—	(23)	4,596
Change in cumulative foreign currency translation adjustment	—	—	—	—	9,430	(69)	9,361
Comprehensive income						(92)	13,957
Shares issued in connection with stock compensation plans	129	6	93	—	—	—	99
Tax impact of stock-based compensation	—	—	(109)	—	—	—	(109)
Stock-based compensation	—	—	1,663	—	—	—	1,663
Dividends	—	—	—	(1,067)	—	—	(1,067)
Contribution from noncontrolling stockholder						42	42
Balances, June 30, 2011	13,354	$667	$54,098	$91,762	$3,032	$110	$149,669

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in Thousands)

(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$4,596	$2,642
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	2,628	2,404
Amortization of purchased intangible assets	2,876	2,537
Amortization of capitalized debt issuance costs	157	383
Stock-based compensation	1,663	1,702
Deferred income tax benefit	(1,367)	(961)
Equity in earnings of joint ventures	—	(255)
Gain on step acquisition of joint ventures	—	(2,117)
Loss on disposal of property, plant and equipment	101	—
Change in:
Accounts receivable, net	(6,763)	8,142
Inventories	(11,114)	(1,841)
Prepaid expenses and other	(870)	(880)
Accounts payable	5,759	(1,494)
Customer advances	1,396	1,565
Accrued expenses and other liabilities	1,693	(2,132)

Net cash provided by operating activities	755	9,695

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Austin Explosives Company	—	(3,544)
Step acquisition of joint ventures, net of cash acquired	—	(2,065)
Acquisition of property, plant and equipment	(2,286)	(1,445)
Change in other non-current assets	36	(125)

Net cash used in investing activities	(2,250)	(7,179)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010

(Dollars in Thousands)

(unaudited)

	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	—	(15,374)
Payment on Nord LB term loans	(421)	(399)
Borrowings on bank lines of credit, net	5,818	1,998
Payment on capital lease obligations	(156)	(146)
Payment of dividends	(1,062)	(1,033)
Contribution from noncontrolling stockholder	42	—
Net proceeds from issuance of common stock to employees and directors	99	70
Tax impact of stock-based compensation	(109)	2

Net cash provided by (used in) financing activities	4,211	(14,882)

EFFECTS OF EXCHANGE RATES ON CASH	325	(251)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,041	(12,617)

CASH AND CASH EQUIVALENTS, beginning of the period	4,572	22,411

CASH AND CASH EQUIVALENTS, end of the period	$7,613	$9,794

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The Condensed Consolidated Financial Statements include the accounts of Dynamic Materials Corporation (“DMC”) and its controlled subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  The equity method is used to account for our ownership in subsidiaries where we do not have a controlling interest.  Currently, we have controlling interests in all of our subsidiaries.  All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

In September 2010, our German subsidiary, DYNAenergetics, entered into a currency swap agreement with its bank to economically hedge the currency risk associated with a large U.S. dollar order ($2,700) that was awarded to it.  Under the agreement, DYNAenergetics exchanged $2,700 for Euros at an exchange rate of 1.269 U.S. dollars per Euros between January 18, 2011 and April 30, 2011.  We did not designate this derivative as a cash flow hedge for accounting purposes and as such, gains and losses related to changes in its valuation were recorded in the statement of operations.  During the three and six months ended June 30, 2011, we recorded a gain on this currency swap agreement of $37 and $87, respectively.  The gain is classified as other income (expense), net in our statement of operations.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  We estimate that a hypothetical 100 basis point decrease in our LIBOR/EURIBOR basis borrowing spread would increase the fair value of our long-term debt at June 30, 2011 by less than 2%.  The majority of our debt was incurred in connection with the 2007 acquisition of DYNAenergetics.

Additionally, we had a foreign currency hedge agreement that we entered in September 2010 (see above), which was recorded at fair value.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

Our foreign currency hedge agreement, which expired on April 30, 2011, was not exchange listed and was therefore valued with models that use Level 2 inputs.  At December 31, 2010, the fair value of the foreign currency hedge was $118 and was recorded in prepaid expenses and other on the balance sheet.

Related Party Transactions

Prior to acquiring the remaining outstanding interests in our unconsolidated joint ventures on April 30, 2010 (See Note 3), we had related party transactions with these joint ventures.  A summary of related party transactions for the three and six months ended June 30, 2010 is summarized below:

	Three Months Ended		Six Months Ended
	June 30, 2010		June 30, 2010
		Interest		Interest
	Sales to	income from	Sales to	income from
DYNAenergetics RUS	$161	$—	$663	$—
Perfoline	—	3	19	13

Total	$161	$3	$682	$13

Income Taxes

The effective tax rate for each of the periods reported differs from the U.S. statutory rate due primarily to favorable foreign permanent differences and differences between the U.S. and foreign tax rates (which range from 19% to 33%) on earnings that have been permanently reinvested.

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

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2011			June 30, 2010
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$3,868			$3,036
Less income allocated to RSAs	(83)			(61)

Net income allocated to common stock for EPS calculation	$3,785	13,060,456	$0.29	$2,975	12,774,316	$0.23

Adjust shares for dilutives:
Stock-based compensation plans		10,080			12,660

Diluted earnings per share:
Net income attributable to DMC	$3,868			$3,036
Less income allocated to RSAs	(83)			(61)

Net income allocated to common stock for EPS calculation	$3,785	13,070,536	$0.29	$2,975	12,786,976	$0.23

	For the Six Months Ended			For the Six Months Ended
	June 30, 2011			June 30, 2010
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$4,619			$2,625
Less income allocated to RSAs	(100)			(54)

Net income allocated to common stock for EPS calculation	$4,519	13,059,782	$0.35	$2,571	12,742,589	$0.20

Adjust shares for dilutives:
Stock-based compensation plans		10,052			12,976

Diluted earnings per share:
Net income attributable to DMC	$4,619			$2,625
Less income allocated to RSAs	(100)			(54)

Net income allocated to common stock for EPS calculation	$4,519	13,069,834	$0.35	$2,571	12,755,565	$0.20

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-5, Presentation of Comprehensive Income, which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment should be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  We do not anticipate a material impact from this update.

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

The acquisition was structured as an asset purchase valued at $6,921 which was financed by (i) the payment of $3,620 (of which $3,544 was paid during the six months ended June 30, 2010) in cash and (ii) the issuance of 222,445 shares of DMC common stock (valued at $3,301).

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

We acquired identifiable finite-lived intangible assets as a result of the acquisition of AECO.  The finite-lived intangible assets acquired were classified as customer relationships, were valued at $4,773, and are being amortized over 11 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 7.

Russian Joint Ventures

On April 30, 2010, we purchased the outstanding non-controlling interests in our two Russian joint ventures that were previously majority-owned by our Oilfield Products business segment.  These joint ventures include DYNAenergetics RUS, which is a Russian trading company that sells our oilfield products, and Perfoline, which is a Russian manufacturer of perforating gun systems.  We paid a combined $2,065 for the respective 45% and 34.81% outstanding stakes in DYNAenergetics RUS and Perfoline.              Prior to the acquisition date, we accounted for our 55% and 65.19% interest in DYNAenergetics RUS and Perfoline, respectively, as equity-method investments (see Note 4).

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

We acquired identifiable finite-lived intangible assets as a result of acquiring the remaining interests of DYNAenergetics RUS and Perfoline.  The finite-lived intangible assets acquired were classified as customer relationships, were valued at $3,669, and are being amortized over 11 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 7.

Pro Forma Statement of Operations

The following table presents the pro-forma combined results of operations for the three and six months ended June 30, 2010 assuming (i) the acquisitions of AECO and the Russian joint ventures had occurred on January 1, 2010; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the fair value of purchased property, plant and equipment; (iv) elimination of intercompany sales; and (v) increase in interest expense for borrowing 1,500 Euros ($2,155 based on the January 1, 2010 exchange rate) to fund the acquisition of the Russian joint ventures:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010
Net sales	$41,713	$75,904
Income from operations	$2,357	$2,678
Net income attributable to DMC	$2,947	$2,527

Net income per share:
Basic	$0.22	$0.19
Diluted	$0.22	$0.19

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.                   INVESTMENT IN JOINT VENTURES

As discussed in Note 3, on April 30, 2010 we acquired the remaining non-controlling interests in two joint ventures that were previously majority-owned by our Oilfield Products business segment.  Prior to the April 30, 2010 step acquisition, these investments, which include DYNAenergetics RUS and Perfoline, were accounted for under the equity method due to certain non-controlling interest veto rights that allowed the non-controlling interest shareholders to participate in the ordinary course of business decisions. Operating results from January 1, 2010 through April 30, 2010 include our proportionate share of income from these unconsolidated joint ventures and for the three and six months ended June 30, 2010 our results include equity in earnings of joint ventures of $86 and $255, respectively.  As a result of the step acquisition, we now consolidate the financial statements of these entities.

Summarized unaudited financial information for the joint ventures accounted for under the equity method for the three months and six months ended June 30, 2010 is as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2010 (a)
Net sales	$841	$2,575
Gross Profit	$240	$656
Operating income	$132	$302
Net income	$158	$468

(a)  Represents operating results through April 30, 2010

5.                   INVENTORY

The components of inventory are as follows at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Raw materials	$13,877	$12,001
Work-in-process	16,514	11,387
Finished goods	17,458	11,870
Supplies	1,054	622

	$48,903	$35,880

6.                   GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive
	Metalworking	Oilfield
	Group	Products	Total
Goodwill balance at December 31, 2010	$22,458	$16,715	$39,173
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(176)	(254)	(430)
Adjustment due to exchange rate differences	1,849	1,428	3,277

Goodwill balance at June 30, 2011	$24,131	$17,889	$42,020

7.                   PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2011:

		Accumulated
	Gross	Amortization	Net
Core technology	$24,469	$(4,410)	$20,059
Customer relationships	41,952	(14,068)	27,884
Trademarks / Trade names	2,623	(1,306)	1,317

Total intangible assets	$69,044	$(19,784)	$49,260

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2010:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,557	$(3,497)	$19,060
Customer relationships	39,052	(10,930)	28,122
Trademarks / Trade names	2,416	(1,108)	1,308

Total intangible assets	$64,025	$(15,535)	$48,490

The change in the gross value of our purchased intangible assets from December 31, 2010 to June 30, 2011 is due solely to the impact of foreign currency translation adjustments.

8.                   CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of June 30, 2011 and December 31, 2010, customer advances totaled $3,038 and $1,531 respectively, and originated from several customers.

9.                   DEBT

Lines of credit consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Syndicated credit agreement revolving loan	$6,234	$1,060
Commerzbank line of credit	1,072	—
Nord LB line of credit	1,418	1,561

	$8,724	$2,621

Long-term debt consisted of the following at June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
Syndicated credit agreement term loan	$22,247	$22,247
Nord LB 3,000 Euro term loan	216	596
Loans with former owners of LRI	1,363	1,332

	23,826	24,175
Less current maturities	(9,216)	(9,596)

Long-term debt	$14,610	$14,579

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  On February 2, 2011, our credit facility was amended, retroactive to December 31, 2010, to revise the leverage ratios and fixed charge coverage ratios that we are required to satisfy on a quarterly basis throughout the remaining term of the credit facility.  These revised ratios will ease our ability to comply with certain covenants of the credit agreement.  As of June 30, 2011, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies included herein and in our Annual Report on Form 10-K for the year ended December 31, 2010.  Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Beginning in 2011, we changed our methodology of allocating corporate overhead to our business segments.  In connection with this change we no longer allocate certain corporate expenses that do not directly benefit our business segments.  The business segment disclosure for the three months and six ended June 30, 2010 presented below reflects our new allocation methodology.

Segment information is presented for the three months and six ended June 30, 2011 and 2010 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended June 30, 2011:
Net sales	$35,751	$15,717	$2,697	$54,165
Depreciation and amortization	$1,495	$1,129	$119	$2,743
Income from operations	$5,605	$1,159	$702	$7,466
Unallocated amounts:
Corporate expenses				(698)
Stock-based compensation				(871)
Other expense				(136)
Interest expense				(486)

Consolidated income before income taxes				$5,275

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended June 30, 2010:
Net sales	$26,690	$8,654	$2,914	$38,258
Depreciation and amortization	$1,365	$1,034	$115	$2,514
Income from operations	$2,486	$134	$865	$3,485
Equity in earnings of joint ventures	$—	$86	$—	86
Unallocated amounts:
Corporate expenses				(489)
Stock-based compensation				(910)
Other income				2,007
Interest expense				(662)
Interest income				29

Consolidated income before income taxes				$3,546

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the six months ended June 30, 2011:
Net sales	$61,826	$32,773	$5,141	$99,740
Depreciation and amortization	$2,954	$2,309	$241	$5,504
Income from operations	$7,159	$2,083	$1,170	$10,412
Unallocated amounts:
Corporate expenses				(1,356)
Stock-based compensation				(1,663)
Other expense				(339)
Interest expense				(896)
Interest income				3

Consolidated income before income taxes				$6,161

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the six months ended June 30, 2010:
Net sales	$47,996	$15,660	$4,959	$68,615
Depreciation and amortization	$2,732	$1,979	$230	$4,941
Income (loss) from operations	$4,324	$(326)	$1,125	$5,123
Equity in earnings of joint ventures	$—	$255	$—	255
Unallocated amounts:
Corporate expenses				(1,090)
Stock-based compensation				(1,702)
Other income				2,148
Interest expense				(1,806)
Interest income				65

Consolidated income before income taxes				$2,993

During the three months ended June 30, 2011, sales to one customer represented $12,354 (22.8%) of total net sales.  During the six months ended June 30, 2011, sales to one customer represented $13,585 (13.6%) of total net sales.  During the three months ended June 30, 2010, sales to one customer represented $7,813 (20.4%) of total net sales and sales to another customer represented $3,901 (10.2%) of total net sales.  During the six months ended June 30, 2010, sales to one customer represented $8,024 (11.7%) of total net sales.

11.            COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) for the three and six months ended June 30, 2011 and 2010 was as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income including noncontrolling interest	$3,857	$3,041	$4,596	$2,642
Derivative valuation, net of tax	—	137	—	242
Change in cumulative foreign currency translation adjustment	2,269	(9,950)	9,361	(15,602)

Total comprehensive income (loss)	6,126	(6,772)	13,957	(12,718)
Comprehensive loss attributable to noncontrolling interest	(9)	(12)	(92)	(12)

Comprehensive income (loss) attributable to DMC	$6,135	$(6,760)	$14,049	$(12,706)

Other cumulative comprehensive income (loss) as of June 30, 2011 and December 31, 2010 consisted entirely of currency translation adjustment.

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products and AMK Welding.  For the six months ended June 30, 2011, Explosive Metalworking accounted for 62% of our net sales and 69% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 33% and 5%, respectively, of our first half 2011 net sales, and 20% and 11%, respectively, of our income from operations before unallocated corporate expenses and stock-based compensation expense.

Our net sales for the six months ended June 30, 2011 increased by $31,125, or 45.4%, compared to the same period of 2010.  The year-to-year consolidated net sales increase reflects a sales increase of $13,830 (28.8%) for our Explosive Metalworking segment and sales increases of $17,113 (109.3%) for our Oilfield Products segment and $182 (3.7%) for AMK Welding.  Excluding incremental sales of $5,743 from the acquisition of Austin Explosives on June 4, 2010 and the step acquisition of two Russian joint ventures that was completed on April 30, 2010, our Oilfield Products segment reported an increase of $11,370 or 72.6% from its first half 2010 net sales.  Our consolidated income from operations increased to $7,393 for the six months ended June 30, 2011 from $2,331 in the same period of 2010.  This $5,062 increase reflects increases of $2,835, $2,409 and $45 in the operating income reported by our Explosive Metalworking, Oilfield Products and AMK Welding segments, respectively, and a decrease in stock-based compensation of $39 which were partially offset by an increase in unallocated corporate expenses of $266.  Reported consolidated operating income for the six month periods ended June 30, 2011 and 2010 includes amortization expense of $2,876 and $2,537, respectively, relating to purchased intangible assets associated with our acquisitions of DYNAenergetics, DYNAenergetics Canada, DYNAenergetics US, and the Russian joint ventures.  We reported net income of $4,619 for the six months ended June 30, 2011 compared to $2,625 for the same period of 2010.

Impact of Current Economic Situation on the Company

We were only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Despite the slowdown we have seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, we believe that our Explosive Metalworking segment is well-positioned to benefit as global economic conditions improve.

Our Explosive Metalworking backlog, which totaled $97,247 at the end of 2008 before this business segment began to see a significant decline in booking activity, decreased to $41,154 at September 30, 2010 before rebounding to $56,539 at December 31, 2010 on strong fourth quarter 2010 booking activity and then decreasing slightly to $54,026 at June 30, 2011.  Based upon our June 30, 2011 Explosive Metalworking backlog and expected year over year increases in 2011 sales for both our Oilfield and AMK Welding business segments, we believe that our 2011 consolidated net sales could increase by 28% to 30% from the $154,739 in consolidated net sales that we reported in 2010.

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

Income taxes

Our effective income tax rate increased to 25.4% for the first half of 2011 from 11.7% for first half of 2010 and 17.7% for the full year 2010.  Income tax provisions on the earnings of Nobelclad, Nitro Metall, Dynaplat, DYNAenergetics, DYNAenergetics Canada, DYNAenergetics RUS, Perfoline, and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German, Canadian, Russian and Luxembourg statutory tax rates for the applicable years.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our blended effective tax rate on our projected consolidated pre-tax income to range between 26% and 28% in 2011 before returning to normalized level of 28% to 30% in subsequent years.

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

Our backlog with respect to the Explosive Metalworking segment decreased to $54,026 at June 30, 2011 from $56,539 at December 31, 2010 and $58,530 at March 31, 2011. This backlog decrease reflects an increase in Explosive Metalworking sales to $35,751 in the second quarter of 2011 from $26,074 in this year’s first quarter.

Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

Net sales

	Three Months Ended June 30,			Percentage
	2011	2010	Change	Change
Net sales	$54,165	$38,258	$15,907	41.6%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Net sales	$99,740	$68,615	$31,125	45.4%

Net sales for the second quarter of 2011 increased 41.6% to $54,165 from $38,258 for the second quarter of 2010.  Explosive Metalworking sales increased 33.9% to $35,751 for the three months ended June 30, 2011 (66% of total sales) from $26,690 for the same period of 2010 (70% of total sales).  This $9,061 sales increase follows an increase in the Explosive Metalworking backlog from $51,417 at March 31, 2010 to $58,530 at March 31, 2011 and reflects more than $11 million in second quarter export shipments from our U.S. facility on two large orders that were booked in December of 2010.  The decrease in Explosive Metalworking’s proportionate contribution to consolidated net sales is principally attributable to incremental 2011 sales for our Oilfield Products segment that resulted from 2010 acquisitions as further discussed below.

Oilfield Products contributed $15,717 to second quarter 2011 sales (29% of total sales), which represents an 81.6% increase from sales of $8,654 for the second quarter of 2010 (23% of total sales). Excluding incremental sales of $2,234 from our acquisition of Austin Explosives and step acquisition of two Russian joint ventures, the second quarter 2011 sales increase for Oilfield

Products was $4,829 or 55.8%.  This significant increase in sales reflects a substantial increase in global oil and gas drilling activities, particularly in North America.

AMK Welding contributed $2,697 to second quarter 2011 sales (5% of total sales), compared to sales of $2,914 for the second quarter of 2010 (7% of total sales), a decrease of 7.4%.

Our consolidated net sales for the first half of 2011 increased 45.4% to $99,740 from $68,615 in the first half of 2010.  Explosive Metalworking sales increased 28.8% to $61,826 for the six months ended June 30, 2011 (62% of total sales) from $47,996 for the same period of 2010 (70% of total sales).  This sales increase reflects a modest strengthening of demand in our Explosive Metalworking business and more than $11 million in second quarter shipments on two large orders as discussed above.

Oilfield Products contributed $32,773 to first half 2011 sales (33% of total sales), which represents a 109.3% increase from sales of $15,660 for the first half of 2010 (23% of total sales). Excluding incremental sales of $5,743 from our acquisition of Austin Explosives and step acquisition of two Russian joint ventures, the first half 2011 sales increase for Oilfield Products was $11,370 or 72.6%.  As discussed above, this significant sales increase reflects a substantial increase in global oil and gas drilling activities, particularly in North America.

AMK Welding contributed $5,141 to first half 2011 sales (5% of total sales), which represents a 3.7% increase from sales of $4,959 in the first half of 2010 (7% of total sales).

Gross profit

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Gross profit	$15,473	$9,258	$6,215	67.1%
Consolidated gross profit margin rate	28.6%	24.2%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Gross profit	$25,776	$16,242	$9,534	58.7%
Consolidated gross profit margin rate	25.8%	23.7%

Gross profit increased by 67.1% to $15,473 for the three months ended June 30, 2011 from $9,258 for the three months ended June 30, 2010. Our second quarter 2011 consolidated gross profit margin rate increased to 28.6% from the 24.2% gross margin that we reported for the second quarter of 2010. For the six months ended June 30, 2011, gross profit increased by 58.7% to $25,776 from $16,242 for the same period of 2010.  Our year to date consolidated gross profit margin rate increased to 25.8% from 23.7% for the first six months of 2010.

The gross profit margin for Explosive Metalworking increased from 19.7% in the second quarter of 2010 to 25.2% in the second quarter of 2011.  The increase in the second quarter 2011 gross profit margin rate for our Explosive Metalworking segment relates principally to favorable changes in product mix as compared to the second quarter of 2010 and a somewhat improved pricing environment compared to the extremely competitive pricing environment that existed throughout 2010.  Our gross profit margin for the Explosive Metalworking segment increased to 21.8% for the first six months of 2011 from 20.7% for the same period in 2010.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and change in product mix.

Oilfield Products reported a gross profit margin of 35.7% in the second quarter of 2011 compared to a gross profit margin of 34.7% in the second quarter of 2010.  Oilfield Products reported a gross profit margin of 32.8% for the first half of 2011 compared to a gross profit margin of 31.5% for the first half of 2010.  The increase in Oilfield Products’ gross margin for the second quarter and first six months of 2011 relates principally to the significant sales increase discussed above and the additional margin resulting from sales of former distributors in the U.S. and Russia that were acquired during the second quarter of 2010 as these acquired entities sold products through to the end customers.

The gross profit margin for AMK Welding decreased to 34.4% in the second quarter of 2011 from 37.4% in the second quarter of 2010.  The gross profit margin for AMK Welding increased to 32.2% in the first six months of 2011 from 31.3% in the first six months of 2010.  The second quarter decrease and year-to-date increase in AMK Welding’s reported gross margins relates principally to differences in the rate at which AMK Welding absorbed its fixed manufacturing overhead costs based on the sales fluctuations discussed above.

Based upon the expected contribution to 2011 consolidated net sales by each of our three business segments, we expect our consolidated full year 2011 gross margin to be in a range of 26% to 28%.

General and administrative expenses

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
General and administrative expenses	$4,194	$3,358	$836	24.9%
Percentage of net sales	7.7%	8.8%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
General and administrative expenses	$7,869	$6,503	$1,366	21.0%
Percentage of net sales	7.9%	9.5%

General and administrative expenses increased by $836, or 24.9%, to $4,194 for the three months ended June 30, 2011 from $3,358 for the same period of 2010.  Excluding incremental general and administrative expenses of $175 that resulted from the acquisition of Austin Explosives and the Russian joint ventures, our general and administrative expenses increased by $661 or 19.7%.  This increase includes increases of $247 and $119 in salaries and accrued incentive compensation, respectively, an increase in IT consulting fees of $110 associated with major ERP system initiatives, an increase of $124 in certain corporate governance and public-company expenses (board of director fees, directors and officers insurance, costs associated with proxy statement/annual report preparation and other investor relations expenses), and a net increase of $61 in all other expense categories.  As a percentage of net sales, general and administrative expenses decreased to 7.7% in the second quarter of 2011 from 8.8% in the second quarter of 2010.

General and administrative expenses increased by $1,366, or 21.0%, to $7,869 for the six months ended June 30, 2011 from $6,503 for the same period of 2010.  Excluding incremental general and administrative expenses of $547 that resulted from the acquisition of Austin Explosives and the Russian joint ventures, our general and administrative expenses increased by $818 or 12.6%.  This increase includes increases of $314 and $157 in salaries and accrued incentive compensation, respectively, an increase in IT consulting fees of $98, an increase of $97 in certain corporate governance and public-company expenses as more fully described above, and a net increase of $152 in all other expense categories.  As a percentage of net sales, general and administrative expenses decreased to 7.9% in the first half of 2011 from 9.5% in the half of 2010.

Selling and distribution expenses

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Selling and distribution expenses	$3,911	$2,550	$1,361	53.4%
Percentage of net sales	7.2%	6.7%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Selling and distribution expenses	$7,638	$4,871	$2,767	56.8%
Percentage of net sales	7.7%	7.1%

Selling and distribution expenses, which include sales commissions of $528 in the second quarter of 2011 and $314 in the second quarter of 2010, increased by 53.4% to $3,911 in the second quarter of 2011 from $2,550 in the second quarter of 2010.  Excluding incremental selling and distribution expenses of $554 that resulted from the acquisitions of Austin Explosives and the Russian joint ventures, our selling and distribution expenses increased by $807 or 31.6%.  This increase in our selling and distribution expenses includes increased selling and distribution expenses of $313 at our U.S. divisions and $494 at our foreign divisions.

The $313 increase in our U.S. selling and distribution expenses reflects increases of $148 and $91 for accrued incentive compensation and commissions, respectively, an increase of $82 for bad debt expense and a net decrease of $8 in other spending categories.  The $494 increase in our foreign divisions’ selling and distribution expenses reflects increases of $78 and $124 for salary expense and sales commissions, respectively, and a net increase of $292 in other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 7.2% in the second quarter of 2011 from 6.7% in the second quarter of 2010.

Selling and distribution expenses, which include sales commissions of $1,121 in the first half of 2011 and $612 in the first half of 2010, increased by 56.8% to $7,638 in the first half of 2011 from $4,871 in the first half of 2010.  Excluding incremental selling and distribution expenses of $1,517 that resulted from the acquisitions of Austin Explosives and the Russian joint ventures, our selling and distribution expenses increased by $1,250 or 25.7%.  This increase in our selling and distribution expenses includes increased selling and distribution expenses of $489 at our U.S. divisions and $761 at our foreign divisions.

The $489 increase in our U.S. selling and distribution expenses reflects increases of $173 and $223 for accrued incentive compensation and commissions, respectively, an increase of $170 for bad debt expense and a net decrease of $77 in other spending categories.  The $761 increase in our foreign divisions’ selling and distribution expenses reflects increases of $259 and $286 for salary expense and sales commissions, respectively, and a net increase of $216 in other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 7.7% in the first half of 2011 from 7.1% in the first half of 2010.

The increase in selling and distribution expenses as a percentage of sales relates largely to our Oilfield Products business and the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Amortization of purchased intangible assets	$1,471	$1,264	$207	16.4%
Percentage of net sales	2.7%	3.3%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Amortization of purchased intangible assets	$2,876	$2,537	$339	13.4%
Percentage of net sales	2.9%	3.7%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our November 15, 2007 acquisition of DYNAenergetics, our October 1, 2009 acquisition of LRI, our April 30, 2010 acquisition of the two Russian joint ventures and our June 4, 2010 acquisition of Austin Explosives.  Amortization expense for the three months ended June 30, 2011 includes $1,112, $307, and $52 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended June 30, 2010 includes $904, $273 and $87 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the six months ended June 30, 2011 includes $2,175, $600, and $101 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the six months ended June 30, 2010 includes $1,787, $569 and $181 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,490 in 2011, and 2011 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.  Amortization expense (as measured in Euros) associated with the acquisition of the two Russian joint ventures is expected to approximate €235 in 2011, and 2011 amortization expense associated with the Austin Explosives acquisition is expected to approximate $435.

Operating income

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Operating income	$5,897	$2,086	$3,811	182.7%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Operating income	$7,393	$2,331	$5,062	217.2%

Income from operations (“operating income”) increased by 182.7% to $5,897 in the second quarter of 2011 from $2,086 in the second quarter of 2010.  For the six months ended June 30, 2011, operating income increased by 217.2% to $7,393 from $2,331 for the same period of 2010.

Explosive Metalworking reported operating income of $5,605 in the second quarter of 2011 as compared to $2,486 in the second quarter of 2010.  This 125.5% increase is largely attributable to the 33.9% sales increase and 28.1% increase in the gross margin rate as discussed above. Operating results of Explosive Metalworking for the three months ended June 30, 2011 and 2010 include $574 and $551, respectively, of amortization expense of purchased intangible assets.  Explosive Metalworking reported operating income of $7,159 in the first half of 2011 as compared to $4,324 in the first half of 2010.  This 65.6% increase is largely attributable to the 28.8% sales increase and 5.7% increase in the gross margin rate as discussed above. Operating results of Explosive Metalworking for the six months ended June 30, 2011 and 2010 include $1,120 and $1,149, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $1,159 in the second quarter of 2011 as compared to $134 in the second quarter of 2010.  For the first half of 2011, Oilfield Products reported operating income of $2,083 compared to an operating loss of $326 for the first half of 2010.  The significant improvement in operating results for our Oilfield Products segment is attributable to the significant increases in sales and gross profit as discussed above that reflect the incremental sales and gross profit from the acquisitions of Austin Explosives and the Russian joint ventures as well as an increase in global oil and gas drilling activities, particularly in North America.  Operating results of Oilfield Products for the three months ended June 30, 2011 and 2010 include $897 and $713, respectively, of amortization expense of purchased intangible assets.  Operating results of Oilfield Products for the six months ended June 30, 2011 and 2010 include $1,756 and $1,388, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $702 in the second quarter of 2011, a decrease of 18.8% from the $865 that it reported in the second quarter of 2010.  AMK Welding reported operating income of $1,170 for the first six months of 2011 compared to $1,125 for the first six months of 2010.

Our consolidated operating income for the three months ended June 30, 2011 and 2010 includes $698 and $489, respectively, of unallocated corporate expenses and $871 and $910, respectively, of stock-based compensation expense.  For the six months ended June 30, 2011 and 2010, consolidated operating income includes $1,356 and $1,090, respectively, of unallocated corporate expenses and $1,663 and $1,702, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the above second quarter and first half operating income or loss totals for our Explosive Metalworking, Oilfield Products, and AMK Welding business segments.

Gain on step acquisition of joint ventures

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Gain on step acquisition of joint ventures	$—	$2,117	$(2,117)	N/A

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Gain on step acquisition of joint ventures	$—	$2,117	$(2,117)	N/A

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

Other income (expense), net

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Other income (expense), net	$(136)	$(110)	$(26)	23.6%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Other income (expense), net	$(339)	$31	$(370)	(1193.5)%

We reported net other expense of $136 in the second quarter of 2011 compared to net other expense of $110 in the second quarter of 2010.  Our second quarter 2011 net other expense of $136 includes net realized and unrealized foreign exchange losses of $154 and net other expense items aggregating $19, which were offset by a gain of $37 on our currency swap agreement.  Our second quarter 2010 net other expense of $110 relates principally to net realized and unrealized foreign exchange losses recorded by our Swedish, German and Canadian subsidiaries.

We reported net other expense of $339 in the first half of 2011 compared to net other income of $31 in the half of 2010.  Our first half 2011 net other expense of $339 includes net realized and unrealized foreign exchange losses of $465, offset by a gain of $87 on our currency swap agreement and net other income items aggregating $39.  Our first half 2010 net other income of $31 relates principally to net realized and unrealized foreign exchange gains recorded by our Swedish, German and Canadian subsidiaries.

Interest income (expense), net

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Interest income (expense), net	$(486)	$(633)	$147	(23.2)%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Interest income (expense), net	$(893)	$(1,741)	$848	(48.7)%

We recorded net interest expense of $486 in the second quarter of 2011 compared to net interest expense of $633 in the second quarter of 2010.  We recorded net interest expense of $893 in the first half of 2011 compared to net interest expense of $1,741 in the first half of 2010.  Interest expense for the first half of 2010 included a non-recurring, non-cash charge of $251 related to the write-off of unamortized debt issuance costs associated with the March prepayment, in the amount of $12,498 (9,020 Euros), of the remaining balance of the Euro term loan that was outstanding under our bank syndicate credit facility.  This Euro term loan was scheduled to mature on November 16, 2012.  The decrease in our second quarter and first half 2011 interest expense is attributable to a significant reduction in average outstanding borrowings that resulted from scheduled term loan payments and the March 2010 prepayment of the Euro term loan.

Income tax provision

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Income tax provision	$1,418	$505	$913	180.8%
Effective tax rate	26.9%	14.2%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Income tax provision	$1,565	$351	$1,214	345.9%
Effective tax rate	25.4%	11.7%

We recorded an income tax provision of $1,418 in the second quarter of 2011 compared to $505 in the second quarter of 2010.  The effective tax rate increased to 26.9% in the second quarter of 2011 from 14.2% in the second quarter of 2010 and 17.7% for the full year 2010.  Our consolidated income tax provision for the three months ended June 30, 2011 and 2010 included $1,815 and $463, respectively, related to U.S. taxes, with the remainder relating to net foreign tax benefit of $397 in 2011 and net foreign tax provision of $42 in 2010 associated with our foreign operations and holding companies.

For the six months ended June 30, 2011, we recorded an income tax provision of $1,565 compared to $351 in the same period of 2010.  The effective tax rate increased to 25.4% in the first half of 2011 from 11.7% in the first half of 2010.  Our consolidated income tax provision for the six months ended June 30, 2011 and 2010 included $2,291 and $849, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax benefits of $726 and $498, respectively, associated with our foreign operations and holding companies.

Our statutory income tax rates range from 19% to 33% for our various U.S. and foreign operating subsidiaries and holding companies.  The fluctuations in our consolidated effective tax rate for the three and six month periods ended June 30, 2011 and 2010 relate principally to the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods and also reflect the impact of favorable permanent differences in our foreign taxes. We expect our blended effective tax rate for 2011 to range from 26% to 28% based on projected full year 2011 pre-tax income.

Adjusted EBITDA

	Three Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Adjusted EBITDA	$9,522	$5,505	$4,017	73.0%

	Six Months Ended
	June 30,			Percentage
	2011	2010	Change	Change
Adjusted EBITDA	$14,583	$8,957	$5,626	62.8%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended June 30, 2011 and 2010 was $3,614 and $3,424, respectively, and for the six months ended June 30, 2011 and 2010 was $7,167 and $6,643, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income attributable to DMC	$3,868	$3,036	$4,619	$2,625
Interest expense	486	662	896	1,806
Interest income	—	(29)	(3)	(65)
Provision for income taxes	1,418	505	1,565	351
Depreciation	1,272	1,250	2,628	2,404
Amortization of purchased intangible assets	1,471	1,264	2,876	2,537

EBITDA	8,515	6,688	12,581	9,658
Stock-based compensation	871	910	1,663	1,702
Other (income) expense, net	136	(2,007)	339	(2,148)
Equity in earnings of joint ventures	—	(86)	—	(255)

Adjusted EBITDA	$9,522	$5,505	$14,583	$8,957

Adjusted EBITDA increased 73.0% to $9,522 in the second quarter of 2011 from $5,505 in the second quarter of 2010 primarily due principally to the $3,811 increase in second quarter 2011 operating income.  Adjusted EBITDA increased 62.8% to $14,583 in the first half of 2011 from $8,957 in the first half of 2010 due principally to the $5,062 increase in 2011 first operating income.

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

The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the six months ended June 30, 2011 and the year ended December 31, 2010, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of June 30, 2011, the maximum leverage ratio permitted by our credit facility was 1.5 to 1.0. The actual leverage ratio as of June 30, 2011 was 1.24 to 1.0. The maximum leverage ratio permitted as of September 30 and December 31, 2011 is 1.5 to 1.0 and 1.25 to 1.0, respectively.

The fixed charge ratio, as defined in the credit facility, means, for any period, the ratio of Earnings Available for Fixed Charges to Fixed Charges.  Earnings Available for Fixed Charges equals Consolidated EBITDA plus lease expenses minus cash income taxes and maintenance capital expenditures.  Fixed Charges equals the sum of cash interest expense, lease expense, scheduled principal payments and cash dividends.  As of June 30, 2011, the minimum fixed charge ratio permitted by our credit facility was 1.0 to 1.0. The actual fixed charge ratio as of June 30, 2011 was 1.51 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending September 30 and December 31, 2011 is 1.0 to 1.0.

As of June 30, 2011, a U.S. dollar term loan of $22,247 was outstanding under our credit facility, $216 was outstanding under term loan obligations of DYNAenergetics and $1,363 was outstanding under loan agreements with the former owners of LRI.  We had $6,234 outstanding on our revolving credit borrowings under our syndicated credit agreement and $2,490 outstanding under our separate DYNAenergetics’ line of credit agreements.  While we had approximately $34,983 of unutilized revolving credit loan capacity as of June 30, 2011 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of June 30, 2011, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2010.

Cash flows from operating activities

Net cash flows provided by operating activities for the first half of 2011 totaled $755.  Our first half 2011 operating cash flow reflects net income of $4,596 and the benefit of certain non-cash charges, including depreciation and amortization expense of $5,661 and stock-based compensation of $1,663.  Operating cash flow in the first half of 2011 was reduced by a deferred income tax benefit of $1,367 and net negative changes in working capital of $9,899.  Negative cash flows from changes in working capital included increases in accounts receivable, inventories and prepaid expenses of $6,763, $11,114, and $870, respectively.  These were partly offset by increases in accounts payable, customer advances and accrued expenses and other liabilities of $5,759, $1,396 and $1,693, respectively.  The sizeable increase in accounts receivables relates principally to a large increase in second quarter Explosively Metalworking shipments compared to the fourth quarter of 2010, with particularly strong shipping activity in June. The significant increase in inventories is split somewhat evenly between our Explosive Metalworking and Oilfield Products segments, with the Explosive Metalworking increase relating to an increase in work-in-process inventories to meet third  quarter shipment requirements on larger orders included in our June 30, 2011 backlog and the Oilfield Products increase relating to an increase in finished goods inventories in our Oilfield Products segment required by the increase in business activity this segment has experienced in recent months.  The increase in accounts payable follows the increase in inventory levels.

Net cash flows provided by operating activities for the first half of 2010 totaled $9,695.  Significant sources of operating cash flow included net income of $2,642, non-cash depreciation and amortization expense of $5,324, stock-based compensation of $1,702 and net positive changes in various components of working capital in the amount of $3,360.  These sources of operating cash flow were partially offset by a $2,117 gain on step acquisition of joint ventures and a deferred income tax benefit of $961.  Net positive changes in working capital included a decrease in accounts receivable of $8,142 and an increase in customer advances of $1,565.  These positive changes in working capital were partially offset by increases in inventory and prepaid expenses of $1,841 and $880, respectively, and decreases in accounts payable and accrued expenses of $1,494 and $2,132.

Cash flows from investing activities

Net cash flows used by investing activities for the first half of 2011 totaled $2,250 and consisted almost entirely of capital expenditures.

Net cash flows used in investing activities for the first half of 2010 totaled $7,179 which included investments in acquisitions of $5,609 and capital expenditures of $1,445.

Cash flows from financing activities

Net cash flows provided by financing activities for the first half of 2011 totaled $4,211, which included net borrowings on bank lines of credit of $5,818, a contribution of $42 from our noncontrolling stockholder and $99 in net proceeds from the issuance of common stock relating to the exercise of stock options.  These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment of quarterly dividends of $1,062, $421 in principal payments on our Nord LB term loan, $109 for the negative tax impact of stock-based compensation and payment on capital lease obligations of $156.

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

Payment of Dividends

On May 26, 2011, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on July 15, 2011.  The dividend totaled $534 and was payable to shareholders of record as of June 30, 2011.  On March 9, 2011, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on April 15, 2011.  The dividend totaled $533 and was payable to shareholders of record as of March 31, 2011.  We paid a quarterly cash dividend of $.04 per share in the first and second quarters of 2010.

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

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in our Annual Report filed on Form 10-K for the year ended December 31, 2010.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive

Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended June 30, 2011 or in other factors that could materially affect our internal controls over financial reporting.

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

Item 4. [Removed and Reserved]

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

101

The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*]

*

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: August 2, 2011	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)