Form 10-Q
period 2011-09-30
DYNAMIC MATERIALS CORP
filed 2011-11-01
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock outstanding was 13,353,639 as of November 1, 2011.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2011	2010
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,116	$4,572
Accounts receivable, net of allowance for doubtful accounts of $597 and $378, respectively	34,751	27,567
Inventories	46,917	35,880
Prepaid expenses and other	4,825	3,659
Current deferred tax assets	1,560	1,057

Total current assets	92,169	72,735

PROPERTY, PLANT AND EQUIPMENT	70,468	66,734
Less - accumulated depreciation	(30,256)	(26,928)

Property, plant and equipment, net	40,212	39,806

GOODWILL, net	39,546	39,173

PURCHASED INTANGIBLE ASSETS, net	45,158	48,490

DEFERRED TAX ASSETS	842	248

OTHER ASSETS, net	664	941

TOTAL ASSETS	$218,591	$201,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2011	2010
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,425	$16,109
Accrued expenses	4,016	3,529
Dividend payable	534	529
Accrued income taxes	930	477
Accrued employee compensation and benefits	4,497	3,711
Customer advances	2,756	1,531
Lines of credit	6,553	2,621
Current maturities on long-term debt	9,405	9,596
Current portion of capital lease obligations	120	272
Current deferred tax liabilities	3	17

Total current liabilities	45,239	38,392

LONG-TERM DEBT	14,131	14,579

CAPITAL LEASE OBLIGATIONS	84	155

DEFERRED TAX LIABILITIES	10,917	12,083

OTHER LONG-TERM LIABILITIES	1,194	1,100

Total liabilities	71,565	66,309

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,353,639 and 13,224,696 shares issued and outstanding, respectively	667	661
Additional paid-in capital	54,970	52,451
Retained earnings	95,501	88,210
Other cumulative comprehensive loss	(4,212)	(6,398)

Total Dynamic Materials Corporation’s stockholders’ equity	146,926	134,924
Noncontrolling interest	100	160

Total stockholders’ equity	147,026	135,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$218,591	$201,393

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in Thousands, Except Share Data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
NET SALES	$54,890	$41,298	$154,630	$109,913

COST OF PRODUCTS SOLD	40,058	30,445	114,023	82,819
Gross profit	14,832	10,853	40,607	27,094
COSTS AND EXPENSES:
General and administrative expenses	4,359	3,487	12,227	9,990
Selling and distribution expenses	3,359	3,047	10,997	7,918
Amortization of purchased intangible assets	1,448	1,376	4,324	3,913

Total costs and expenses	9,166	7,910	27,548	21,821

INCOME FROM OPERATIONS	5,666	2,943	13,059	5,273

OTHER INCOME (EXPENSE):
Gain on step acquisition of joint ventures	—	—	—	2,117
Other income (expense), net	(9)	(433)	(348)	(402)
Interest expense	(326)	(667)	(1,222)	(2,473)
Interest income	1	6	4	71
Equity in earnings of joint ventures	—	—	—	255

INCOME BEFORE INCOME TAXES	5,332	1,849	11,493	4,841

INCOME TAX PROVISION	1,072	540	2,637	891

NET INCOME	4,260	1,309	8,856	3,950

Less: Net loss attributable to noncontrolling interest	(13)	(17)	(36)	—

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$4,273	$1,326	$8,892	$3,950

INCOME PER SHARE:
Basic	$0.32	$0.10	$0.67	$0.30
Diluted	$0.32	$0.10	$0.67	$0.30

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,065,397	12,939,274	13,060,009	12,807,826
Diluted	13,072,076	12,951,397	13,069,765	12,820,508

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011

(Amounts in Thousands)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balances, December 31, 2010	13,225	$661	$52,451	$88,210	$(6,398)	$160	$135,084
Comprehensive income:
Net income	—	—	—	8,892	—	(36)	8,856
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,186	(66)	2,120
Comprehensive income						(102)	10,976
Shares issued in connection with stock compensation plans	129	6	93	—	—	—	99
Tax impact of stock-based compensation	—	—	(109)	—	—	—	(109)
Stock-based compensation	—	—	2,535	—	—	—	2,535
Dividends declared	—	—	—	(1,601)	—	—	(1,601)
Contribution from noncontrolling stockholder						42	42
Balances, September 30, 2011	13,354	$667	$54,970	$95,501	$(4,212)	$100	$147,026

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in Thousands)

(unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$8,856	$3,950
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	4,183	3,908
Amortization of purchased intangible assets	4,324	3,913
Amortization of capitalized debt issuance costs	261	489
Stock-based compensation	2,535	2,537
Deferred income tax benefit	(1,904)	(953)
Equity in earnings of joint ventures	—	(255)
Gain on step acquisition of joint ventures	—	(2,117)
Loss on disposal of property, plant and equipment	69	—
Change in:
Accounts receivable, net	(7,311)	2,465
Inventories	(11,267)	1,198
Prepaid expenses and other	(1,210)	321
Accounts payable	680	(2,075)
Customer advances	1,278	(1,327)
Accrued expenses and other liabilities	1,764	(1,800)

Net cash provided by operating activities	2,258	10,254

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Austin Explosives Company	—	(3,620)
Step acquisition of joint ventures, net of cash acquired	—	(2,065)
Acquisition of property, plant and equipment	(4,364)	(2,309)
Change in other non-current assets	20	(59)

Net cash used in investing activities	(4,344)	(8,053)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010

(Dollars in Thousands)

(unaudited)

	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	—	(15,374)
Payment on Nord LB term loans	(633)	(593)
Borrowings on bank lines of credit, net	3,999	4,682
Payment on capital lease obligations	(233)	(215)
Payment of dividends	(1,596)	(1,561)
Contribution from noncontrolling stockholder	42	—
Net proceeds from issuance of common stock to employees and directors	99	70
Tax impact of stock-based compensation	(109)	(639)

Net cash provided by (used in) financing activities	1,569	(13,630)

EFFECTS OF EXCHANGE RATES ON CASH	61	115

NET DECREASE IN CASH AND CASH EQUIVALENTS	(456)	(11,314)

CASH AND CASH EQUIVALENTS, beginning of the period	4,572	22,411

CASH AND CASH EQUIVALENTS, end of the period	$4,116	$11,097

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

In September 2010, our German subsidiary, DYNAenergetics, entered into a currency swap agreement with its bank to economically hedge the currency risk associated with a large U.S. dollar order ($2,700) that was awarded to it.  Under the agreement, DYNAenergetics exchanged $2,700 for Euros at an exchange rate of 1.269 U.S. dollars per Euros between January 18, 2011 and April 30, 2011.  We did not designate this derivative as a cash flow hedge for accounting purposes and as such, gains and losses related to changes in its valuation were recorded in the statement of operations.  During the nine months ended September 30, 2011, we recorded a gain on this currency swap agreement of $87.  During the three and nine months ended September 30, 2010, we recorded a gain on this currency swap agreement of $185.  The gain is classified as other income (expense), net in our statement of operations.

In September 2011, DYNAenergetics entered into a new currency hedging arrangement with its bank to hedge its risk on a new order of $2,500 which is similar to the order described above.  This hedge agreement, which expires on February 2, 2012, allows DYNAenergetics to sell $2,500 for Euros at an exchange rate of 1.425 U.S. Dollars per Euros if the market exchange rate is under 1.295 or above 1.425 at the time of settlement.  If the market rate upon settlement is between 1.295 and 1.425, the market rate is used.  The only exception to this would be if the market exchange rate drops below 1.295 any time prior to settlement, the rate used upon settlement will be 1.425 even if the exchange rate subsequently rises back above 1.295 prior to settlement.  We did not designate this derivative as a cash flow hedge for accounting purposes and as such, gains and losses related to changes in its valuation will be recorded in the statement of operations.  The fair value of the instrument at September 30, 2011 and the change in fair value of this hedge from its inception to September 30, 2011 were immaterial.

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

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, and accrued expenses are considered to approximate fair value due to the short-term nature of these instruments.  We estimate that a hypothetical 100 basis point decrease in our LIBOR/EURIBOR basis borrowing spread would increase the fair value of our long-term debt at September 30, 2011 by less than 2%.  The majority of our debt was incurred in connection with the 2007 acquisition of DYNAenergetics.

Additionally, we had a foreign currency hedge agreement that we entered in September 2010 (see above), which was recorded at fair value.  With regard to the currency hedge agreement entered into in September 2011, the fair value of the instrument at September 30, 2011 and the change in fair value from its inception to September 30, 2011 were immaterial.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

Related Party Transactions

Prior to acquiring the remaining outstanding interests in our unconsolidated joint ventures on April 30, 2010 (See Note 3), we had related party transactions with these joint ventures.  A summary of related party transactions for the nine months ended September 30, 2010 is summarized below:

		Interest
	Sales to	income from
DYNAenergetics RUS	$663	$—
Perfoline	19	13

Total	$682	$13

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

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2011			September 30, 2010
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$4,273			$1,326
Less income allocated to RSAs	(92)			(26)

Net income allocated to common stock for EPS calculation	$4,181	13,065,397	$0.32	$1,300	12,939,274	$0.10

Adjust shares for dilutives:
Stock-based compensation plans		6,679			12,123

Diluted earnings per share:
Net income attributable to DMC	$4,273			$1,326
Less income allocated to RSAs	(92)			(26)

Net income allocated to common stock for EPS calculation	$4,181	13,072,076	$0.32	$1,300	12,951,397	$0.10

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2011			September 30, 2010
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$8,892			$3,950
Less income allocated to RSAs	(192)			(79)

Net income allocated to common stock for EPS calculation	$8,700	13,060,009	$0.67	$3,871	12,807,826	$0.30

Adjust shares for dilutives:
Stock-based compensation plans		9,756			12,682

Diluted earnings per share:
Net income attributable to DMC	$8,892			$3,950
Less income allocated to RSAs	(192)			(79)

Net income allocated to common stock for EPS calculation	$8,700	13,069,765	$0.67	$3,871	12,820,508	$0.30

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

On September 15, 2011 the FASB issued a revised accounting standard intended to simplify how an entity tests goodwill for impairment.  The amendment will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendment will be effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  Early adoption is permitted.

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

Pro Forma Statement of Operations

The following table presents the pro-forma combined results of operations for the nine months ended September 30, 2010 assuming (i) the acquisitions of AECO and the Russian joint ventures had occurred on January 1, 2010; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the fair value of purchased property, plant and equipment; (iv) elimination of intercompany sales; and (v) increase in interest expense for borrowing 1,500 Euros ($2,155 based on the January 1, 2010 exchange rate) to fund the acquisition of the Russian joint ventures:

2010
Net sales	$117,202
Income from operations	$5,620
Net income attributable to DMC	$3,852

Net income per share:
Basic	$0.29
Diluted	$0.29

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisitions had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

4.      INVESTMENT IN JOINT VENTURES

As discussed in Note 3, on April 30, 2010 we acquired the remaining non-controlling interests in two joint ventures that were previously majority-owned by our Oilfield Products business segment.  Prior to the April 30, 2010 step acquisition, these investments, which include DYNAenergetics RUS and Perfoline, were accounted for under the equity method due to certain non-controlling interest veto rights that allowed the non-controlling interest shareholders to participate in the ordinary course of business decisions. Operating results from January 1, 2010 through April 30, 2010 include our proportionate share of income from these unconsolidated joint ventures and for the nine months ended September 30, 2010 our results include equity in earnings of joint ventures of $255.  As a result of the step acquisition, we now consolidate the financial statements of these entities.

Summarized unaudited financial information for the joint ventures accounted for under the equity method for the nine months ended September 30, 2010 is as follows:

Nine Months Ended
September 30, 2010 (a)
Net sales	$2,575
Gross Profit	$656
Operating income	$302
Net income	$468

(a) Represents operating results through April 30, 2010

5.      INVENTORY

The components of inventory are as follows at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Raw materials	$15,181	$12,001
Work-in-process	13,801	11,387
Finished goods	16,937	11,870
Supplies	998	622

	$46,917	$35,880

6.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive
	Metalworking	Oilfield
	Group	Products	Total
Goodwill balance at December 31, 2010	$22,458	$16,715	$39,173
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(265)	(378)	(643)
Adjustment due to exchange rate differences	570	446	1,016

Goodwill balance at September 30, 2011	$22,763	$16,783	$39,546

7.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2011:

		Accumulated
	Gross	Amortization	Net
Core technology	$23,121	$(4,458)	$18,663
Customer relationships	39,641	(14,342)	25,299
Trademarks / Trade names	2,479	(1,283)	1,196

Total intangible assets	$65,241	$(20,083)	$45,158

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2010:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,557	$(3,497)	$19,060
Customer relationships	39,052	(10,930)	28,122
Trademarks / Trade names	2,416	(1,108)	1,308

Total intangible assets	$64,025	$(15,535)	$48,490

The change in the gross value of our purchased intangible assets from December 31, 2010 to September 30, 2011 is due solely to the impact of foreign currency translation adjustments.

8.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of September 30, 2011 and December 31, 2010, customer advances totaled $2,756 and $1,531 respectively, and originated from several customers.

9.      DEBT

Lines of credit consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Syndicated credit agreement revolving loan	$3,807	$1,060
Commerzbank line of credit	1,355	—
Nord LB line of credit	1,391	1,561

	$6,553	$2,621

Long-term debt consisted of the following at September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
Syndicated credit agreement term loan	$22,247	$22,247
Nord LB 3,000 Euro term loan	—	596
Loans with former owners of LRI	1,289	1,332

	23,536	24,175
Less current maturities	(9,405)	(9,596)

Long-term debt	$14,131	$14,579

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; limits on capital expenditures; and maintenance of specified financial ratios.  On February 2, 2011, our credit facility was amended, retroactive to December 31, 2010, to revise the leverage ratios and fixed charge coverage ratios that we are required to satisfy on a quarterly basis throughout the remaining term of the credit facility.  These revised ratios will ease our ability to comply with certain covenants of the credit agreement.  As of September 30, 2011, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

Beginning in 2011, we changed our methodology of allocating corporate overhead to our business segments.  In connection with this change we no longer allocate certain corporate expenses that do not directly benefit our business segments.  The business segment disclosure for the three and nine months ended September 30, 2010 presented below reflects our new allocation methodology.

Segment information is presented for the three and nine months ended September 30, 2011 and 2010 as follows:

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended September 30, 2011:
Net sales	$33,396	$18,790	$2,704	$54,890
Depreciation and amortization	$1,466	$1,399	$138	$3,003
Income from operations	$4,599	$1,881	$572	$7,052
Unallocated amounts:
Corporate expenses				(514)
Stock-based compensation				(872)
Other expense				(9)
Interest expense				(326)
Interest income				1

Consolidated income before income taxes				$5,332

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the three months ended September 30, 2010:
Net sales	$24,925	$13,208	$3,165	$41,298
Depreciation and amortization	$1,608	$1,152	$120	$2,880
Income from operations	$1,905	$1,604	$881	$4,390
Unallocated amounts:
Corporate expenses				(613)
Stock-based compensation				(834)
Other expense				(433)
Interest expense				(667)
Interest income				6

Consolidated income before income taxes				$1,849

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the nine months ended September 30, 2011:
Net sales	$95,221	$51,563	$7,846	$154,630
Depreciation and amortization	$4,419	$3,709	$379	$8,507
Income from operations	$11,758	$3,964	$1,742	$17,464
Unallocated amounts:
Corporate expenses				(1,870)
Stock-based compensation				(2,535)
Other expense				(348)
Interest expense				(1,222)
Interest income				4

Consolidated income before income taxes				$11,493

	Explosive
	Metalworking	Oilfield	AMK
	Group	Products	Welding	Total
For the nine months ended September 30, 2010:
Net sales	$72,921	$28,868	$8,124	$109,913
Depreciation and amortization	$4,340	$3,131	$350	$7,821
Income from operations	$6,228	$1,279	$2,006	$9,513
Equity in earnings of joint ventures	$—	$255	$—	255
Unallocated amounts:
Corporate expenses				(1,703)
Stock-based compensation				(2,537)
Other income				1,715
Interest expense				(2,473)
Interest income				71

Consolidated income before income taxes				$4,841

During the three months and nine months ended September 30, 2011, no one customer accounted for more than 10% of total net sales.  During the three months ended September 30, 2010, no sales to any one customer accounted for more than 10% of total net sales.  During the nine months ended September 30, 2010, sales to one customer represented $11,882 (10.8%) of total net sales.

11.    COMPREHENSIVE INCOME (LOSS)

Our comprehensive income (loss) for the three and nine months ended September 30, 2011 and 2010 was as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income including noncontrolling interest	$4,260	$1,309	$8,856	$3,950
Derivative valuation, net of tax	—	123	—	365
Change in cumulative foreign currency translation adjustment	(7,241)	11,259	2,120	(4,342)

Total comprehensive income (loss)	(2,981)	12,691	10,976	(27)
Comprehensive loss attributable to noncontrolling interest	(10)	2	(102)	(10)

Comprehensive income (loss) attributable to DMC	$(2,971)	$12,689	$11,078	$(17)

Other cumulative comprehensive loss as of September 30, 2011 and December 31, 2010 consisted entirely of currency translation adjustment.

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products and AMK Welding.  For the nine months ended September 30, 2011, Explosive Metalworking accounted for 62% of our net sales and 67% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 33% and 5%, respectively, of our year-to-date 2011 net sales, and 23% and 10%, respectively, of our income from operations before unallocated corporate expenses and stock-based compensation expense.

Our net sales for the nine months ended September 30, 2011 increased by $44,717, or 40.7%, compared to the same period of 2010.  The year-to-year consolidated net sales increase reflects sales increases of $22,300 (30.6%) for our Explosive Metalworking segment and $22,695 (78.6%) for our Oilfield Products segment and a sales decrease of $278 (3.4%) for AMK Welding.  Excluding incremental sales of $5,743 from the acquisition of Austin Explosives on June 4, 2010 and the step acquisition of two Russian joint ventures that was completed on April 30, 2010, our Oilfield Products segment reported an increase of $16,952 or 58.7% from its year-to-date 2010 net sales.  Our consolidated income from operations increased to $13,059 for the nine months ended September 30, 2011 from $5,273 in the same period of 2010.  This $7,786 increase reflects increases of $5,530 and $2,685 in the operating income reported by our Explosive Metalworking and Oilfield Products segments, respectively, which were partially offset by a decrease in AMK Welding’s operating income of $264 and a net increase in aggregate unallocated corporate expenses and stock-based compensation expense of $165.  Reported consolidated operating income for the nine month periods ended September 30, 2011 and 2010 includes amortization expense of $4,324 and $3,913, respectively, relating to purchased intangible assets associated with our acquisitions of DYNAenergetics, DYNAenergetics Canada, DYNAenergetics US, and the Russian joint ventures.  We reported net income of $8,892 for the nine months ended September 30, 2011 compared to $3,950 for the same period of 2010.

Impact of Current Economic Situation on the Company

We were only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  Despite the slowdown we have seen in certain sectors, including chemical, petrochemical and hydrometallurgy, quoting activity in other end markets remains healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, our Explosive Metalworking segment has benefited from the modest improvement in 2011 of some of the industries it supplies and we believe that it is well-positioned to further benefit as global economic conditions improve.

Our Explosive Metalworking backlog, which totaled $97,247 at the end of 2008 before this business segment began to see a significant decline in booking activity, decreased to $41,154 at September 30, 2010 before rebounding to $56,539 at December 31, 2010 on strong fourth quarter 2010 booking activity and then decreasing to $47,123 at September 30, 2011.  Based upon our consolidated sales for the nine months ended September 30, 2011, expected fourth quarter shipments from our September 30, 2011 Explosive Metalworking backlog and strong sales trends in our Oilfield Products business segment, we believe that our 2011 consolidated net sales could increase by 31% to 33% from the $154,739 in consolidated net sales that we reported in 2010.

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

Income taxes

Our effective income tax rate increased to 22.9% for the nine months ended September 30, 2011 from 18.4% for same period of 2010 and 17.7% for the full year 2010.  Income tax provisions on the earnings of Nobelclad, Nitro Metall, Dynaplat, DYNAenergetics, DYNAenergetics Canada, DYNAenergetics RUS, Perfoline, and our German and Luxembourg holding companies have been provided based upon the respective French, Swedish, German, Canadian, Russian and Luxembourg statutory tax rates for the applicable years.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our blended effective tax rate on our projected consolidated pre-tax income to range between 25% and 26% in 2011 before returning to normalized level of 28% to 30% in subsequent years.

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

Our backlog with respect to the Explosive Metalworking segment decreased to $47,123 at September 30, 2011 from $56,539 at December 31, 2010 and $54,026 at June 30, 2011.

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

Net sales

	Three Months Ended September 30,			Percentage
	2011	2010	Change	Change
Net sales	$54,890	$41,298	$13,592	32.9%

	Nine Months Ended September 30,			Percentage
	2011	2010	Change	Change
Net sales	$154,630	$109,913	$44,717	40.7%

Net sales for the third quarter of 2011 increased 32.9% to $54,890 from $41,298 for the third quarter of 2010.  Explosive Metalworking sales increased 34.0% to $33,396 for the three months ended September 30, 2011 (61% of total sales) from $24,925 for the same period of 2010 (60% of total sales).  This $8,471 sales increase follows an increase in the Explosive Metalworking backlog from $39,913 at June 30, 2010 to $54,026 at June 30, 2011 which reflects a general strengthening of demand in our Explosive Metalworking business.

Oilfield Products contributed $18,790 to third quarter 2011 sales (34% of total sales), which represents a 42.3% increase from sales of $13,208 for the third quarter of 2010 (32% of total sales). This significant increase in sales reflects a substantial increase in global oil and gas drilling activities, particularly in North America.

AMK Welding contributed $2,704 to third quarter 2011 sales (5% of total sales), compared to sales of $3,165 for the third quarter of 2010 (8% of total sales), a decrease of $461 or 14.6%. This decrease reflects a $904, or 32.3%, decline in sales from ground power work that was partially offset by a $357, or 90.2%, increase in sales from aircraft engine work and increased sales of $86 to other market sectors.  Our consolidated net sales for the nine months ended September

30, 2011 increased 40.7% to $154,630 from $109,913 in the same period of 2010.  Explosive Metalworking sales increased 30.6% to $95,221 for the nine months ended September 30, 2011 (62% of total sales) from $72,921 for the same period of 2010 (66% of total sales).  This sales increase reflects a modest strengthening of demand in our Explosive Metalworking business and more than $11 million in second quarter export shipments from our U.S. manufacturing facility on two large orders that were booked in December of 2010.

Oilfield Products contributed $51,563 to sales for the nine months ended September 30, 2011 sales (33% of total sales), which represents a 78.6% increase from sales of $28,868 for the same period of 2010 (26% of total sales). Excluding incremental sales of $5,743 from our acquisition of Austin Explosives and step acquisition of two Russian joint ventures, the 2011 sales increase for Oilfield Products was $16,952 or 58.7%.  As discussed above, this significant sales increase reflects a substantial increase in global oil and gas drilling activities, particularly in North America.

AMK Welding contributed $7,846 to year-to-date 2011 sales through September 30 (5% of total sales), which represents a decrease of $278, or 3.4%, from sales of $8,124 in the same period of 2010 (8% of total sales).

Gross profit

	Three Months Ended September 30,			Percentage
	2011	2010	Change	Change
Gross profit	$14,832	$10,853	$3,979	36.7%
Consolidated gross profit margin rate	27.0%	26.3%

	Nine Months Ended September 30,			Percentage
	2011	2010	Change	Change
Gross profit	$40,607	$27,094	$13,513	49.9%
Consolidated gross profit margin rate	26.3%	24.7%

Gross profit increased by 36.7% to $14,832 for the three months ended September 30, 2011 from $10,853 for the three months ended September 30, 2010. Our third quarter 2011 consolidated gross profit margin rate increased to 27.0% from the 26.3% gross margin that we reported for the third quarter of 2010. For the nine months ended September 30, 2011, gross profit increased by 49.9% to $40,607 from $27,094 for the same period of 2010.  Our year-to-date consolidated gross profit margin rate increased to 26.3% from 24.7% for the same period of 2010.

The gross profit margin for Explosive Metalworking increased from 18.7% in the third quarter of 2010 to 22.6% in the third quarter of 2011.  The increase in the third quarter 2011 gross profit margin rate for our Explosive Metalworking segment relates principally to favorable changes in product mix as compared to the third quarter of 2010 and a somewhat improved pricing environment compared to the extremely competitive pricing environment that existed throughout 2010.  Our gross profit margin for the Explosive Metalworking segment increased to 22.1% for the nine months ended September 30, 2011 from 20.0% for the same period in 2010.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix.

Oilfield Products reported a gross profit margin of 34.5% in the third quarter of 2011 compared to a gross profit margin of 39.2% in the third quarter of 2010.  Oilfield Products reported a gross profit margin of 33.4% for the nine months ended September 30, 2011 compared to a gross profit margin of 35.0% for the same period of 2010.  The decrease in Oilfield Products’

gross margin for the third quarter and nine months ended September 30, 2011 relates principally to unfavorable changes in product/customer mix.

The gross profit margin for AMK Welding decreased to 31.5% in the third quarter of 2011 from 34.9% in the third quarter of 2010.  The gross profit margin for AMK Welding decreased to 31.9% for the nine months ended September 30, 2011 from 32.7% for same period of 2010.  The third quarter and year-to-date decreases in AMK Welding’s reported gross margins relate principally to differences in the rate at which AMK Welding absorbed its fixed manufacturing overhead costs based on the sales decreases discussed above.

Based upon the expected contribution to 2011 consolidated net sales by each of our three business segments, we expect our consolidated full year 2011 gross margin to be in a range of 26% to 27%.

General and administrative expenses

	Three Months Ended September 30,			Percentage
	2011	2010	Change	Change
General and administrative expenses	$4,359	$3,487	$872	25.0%
Percentage of net sales	7.9%	8.4%

	Nine Months Ended September 30,			Percentage
	2011	2010	Change	Change
General and administrative expenses	$12,227	$9,990	$2,237	22.4%
Percentage of net sales	7.9%	9.1%

General and administrative expenses increased by $872, or 25.0%, to $4,359 for the three months ended September 30, 2011 from $3,487 for the same period of 2010.  This increase includes increases of $324 and $176 in salaries and accrued incentive compensation, respectively, an increase in consulting fees of $252 associated with major information technology system initiatives, an increase of $170 in other outside professional service fees, an increase of $59 in stock-based compensation and a net decrease of $109 in all other expense categories.  As a percentage of net sales, general and administrative expenses decreased to 7.9% in the third quarter of 2011 from 8.4% in the third quarter of 2010.

General and administrative expenses increased by $2,237, or 22.4%, to $12,227 for the nine months ended September 30, 2011 from $9,990 for the same period of 2010.  Excluding incremental general and administrative expenses of $547 that resulted from the acquisition of Austin Explosives and the Russian joint ventures, our general and administrative expenses increased by $1,690 or 16.9%.  This increase includes increases of $639 and $333 in salaries and accrued incentive compensation, respectively, an increase in consulting fees of $350 relating to information technology projects, an increase of $306 in other outside professional service fees, an increase of $107 in certain corporate governance and public-company expenses (board of director fees, directors and officers insurance, costs associated with proxy statement/annual report preparation and other investor relations expenses), an increase of $88 in stock-based compensation and a net decrease of $133 in all other expense categories.  As a percentage of net sales, general and administrative expenses decreased to 7.9% for the nine months ended September 30, 2011 from 9.1% for the same period of 2010.

Selling and distribution expenses

	Three Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Selling and distribution expenses	$3,359	$3,047	$312	10.2%
Percentage of net sales	6.1%	7.4%

	Nine Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Selling and distribution expenses	$10,997	$7,918	$3,079	38.9%
Percentage of net sales	7.1%	7.2%

Selling and distribution expenses, which include sales commissions of $222 in the third quarter of 2011 and $75 in the third quarter of 2010, increased by 10.2% to $3,359 in the third quarter of 2011 from $3,047 in the third quarter of 2010.  This increase in our selling and distribution expenses includes increased selling and distribution expenses of $107 at our U.S. divisions and $205 at our foreign divisions.

The $107 increase in our U.S. selling and distribution expenses reflects increases of $119 and $64 for salaries and accrued incentive compensation, respectively, and a net decrease of $76 in other spending categories.  The $205 increase in our foreign divisions’ selling and distribution expenses reflects increases of $95 and $162 for salary expense and sales commissions, respectively, and a net decrease of $52 in other spending categories.  As a percentage of net sales, selling and distribution expenses decreased to 6.1% in the third quarter of 2011 from 7.4% in the third quarter of 2010.

Selling and distribution expenses, which include sales commissions of $1,343 and $687 for the nine months ended September 30, 2011 and 2010, respectively, increased by 38.9% to $10,997 in 2011 from $7,918 in 2010.  Excluding incremental selling and distribution expenses of $1,517 that resulted from the acquisitions of Austin Explosives and the Russian joint ventures, our selling and distribution expenses increased by $1,562 or 19.7%.  This increase in our selling and distribution expenses includes increased selling and distribution expenses of $600 at our U.S. divisions and $962 at our foreign divisions.

The $600 increase in our U.S. selling and distribution expenses reflects increases of $354 and $213 for accrued incentive compensation and commissions, respectively, and a net increase of  $33 in other spending categories.  The $962 increase in our foreign divisions’ selling and distribution expenses reflects increases of $354 and $443 for salary expense and sales commissions, respectively, and a net increase of $165 in other spending categories.  As a percentage of net sales, selling and distribution expenses decreased to 7.1% for the nine months ended September 30, 2011 from 7.2% for the first nine months of 2010.

Our consolidated selling and distribution expenses for the nine months ended September 30, 2011 include $5,161 and $5,836 for our Explosive Metalworking and Oilfield Products business segments, respectively. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

	Three Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Amortization of purchased intangible assets	$1,448	$1,376	$72	5.2%
Percentage of net sales	2.6%	3.3%

	Nine Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Amortization of purchased intangible assets	$4,324	$3,913	$411	10.5%
Percentage of net sales	2.8%	3.6%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our November 15, 2007 acquisition of DYNAenergetics, our October 1, 2009 acquisition of LRI, our April 30, 2010 acquisition of the two Russian joint ventures and our June 4, 2010 acquisition of Austin Explosives.  Amortization expense for the three months ended September 30, 2011 includes $1,094, $303, and $51 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended September 30, 2010 includes $1,012, $276 and $88 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the nine months ended September 30, 2011 includes $3,270, $902, and $152 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the nine months ended September 30, 2010 includes $2,799, $845 and $269 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,490 in 2011, and 2011 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.  Amortization expense (as measured in Euros) associated with the acquisition of the two Russian joint ventures is expected to approximate €235 in 2011, and 2011 amortization expense associated with the Austin Explosives acquisition is expected to approximate $435.

Operating income

	Three Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Operating income	$5,666	$2,943	$2,723	92.5%

	Nine Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Operating income	$13,059	$5,273	$7,786	147.7%

Income from operations (“operating income”) increased by 92.5% to $5,666 in the third quarter of 2011 from $2,943 in the third quarter of 2010.  For the nine months ended September

30, 2011, operating income increased by 147.7% to $13,059 from $5,273 for the same period of 2010.

Explosive Metalworking reported operating income of $4,599 in the third quarter of 2011 compared to $1,905 in the third quarter of 2010.  This 141.4% increase is largely attributable to the 34.0% sales increase and 21.2% increase in the gross margin rate as discussed above. Operating results of Explosive Metalworking for the three months ended September 30, 2011 and 2010 include $565 and $557, respectively, of amortization expense of purchased intangible assets.  Explosive Metalworking reported operating income of $11,758 for nine months ended September 30, 2011 compared to $6,228 for the same period of 2010.  This 88.8% increase is largely attributable to the 30.6% sales increase and 10.7% increase in the gross margin rate as discussed above. Operating results of Explosive Metalworking for the nine months ended September 30, 2011 and 2010 include $1,685 and $1,706, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $1,881 in the third quarter of 2011 compared to $1,604 in the third quarter of 2010.  The modest increase in third quarter operating income for our Oilfield Products segment reflects a sales increase of $5,582 that was partially offset by a decline in its gross profit margin rate to 34.5% in the third quarter of 2011 from 39.2% in the third quarter of 2010 and a $1,043 increase in operating expenses.  For nine-month period of 2011, Oilfield Products reported operating income of $3,964 compared to $1,279 for the same period of 2010.  The significant improvement in operating results for our Oilfield Products segment for the nine months ended September 30, 2011 is attributable to the significant increases in sales and gross profit discussed above that reflect the incremental sales and gross profit from the acquisitions of Austin Explosives and the Russian joint ventures as well as an increase in global oil and gas drilling activities, particularly in North America.  Operating results of Oilfield Products for the three months ended September 30, 2011 and 2010 include $883 and $819, respectively, of amortization expense of purchased intangible assets.  Operating results of Oilfield Products for the nine months ended September 30, 2011 and 2010 include $2,639 and $2,207, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $572 in the third quarter of 2011, a decrease of $309 from the $881 that it reported in the third quarter of 2010.  AMK Welding reported operating income of $1,742 for the nine months ended September 30, 2011 compared to $2,006 for the nine months ended September 30, 2010.  The decline in AMK’s operating income for the three and nine months ended September 30, 2011 are largely attributable to the declines in sales and gross margin rates discussed above.

Our consolidated operating income for the three months ended September 30, 2011 and 2010 includes $514 and $613, respectively, of unallocated corporate expenses and $872 and $834, respectively, of stock-based compensation expense.  For the nine months ended September 30, 2011 and 2010, consolidated operating income includes $1,870 and $1,703, respectively, of unallocated corporate expenses and $2,535 and $2,537, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the above third quarter and year-to-date operating income totals for our Explosive Metalworking, Oilfield Products, and AMK Welding business segments.

Gain on step acquisition of joint ventures

	Nine Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Gain on step acquisition of joint ventures	$—	$2,117	$(2,117)	N/A

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

Other income (expense), net

	Three Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Other income (expense), net	$(9)	$(433)	$424	(97.9)%

	Nine Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Other income (expense), net	$(348)	$(402)	$54	(13.4)%

We reported net other expense of $9 in the third quarter of 2011 compared to net other expense of $433 in the third quarter of 2010.  Our third quarter 2011 net other expense of $9 includes net realized and unrealized foreign exchange losses of $55 and net other income items aggregating $46.  Our third quarter 2010 net other expense of $433 relates principally to net realized and unrealized foreign exchange losses recorded by our Swedish, German and Canadian subsidiaries which were partially offset by a gain of $185 on our currency swap agreement.

We reported net other expense of $348 for the nine months ended September 30, 2011 compared to net other expense of $402 for the same period of 2010.  Our year-to-date 2011 net other expense of $348 includes net realized and unrealized foreign exchange losses of $520, offset by a gain of $87 on our currency swap agreement and net other income items aggregating $85.  Our year-to-date 2010 net other expense of $402 relates principally to net realized and unrealized foreign exchange gains recorded by our Swedish, German and Canadian subsidiaries which were partially offset by a gain of $185 on our currency swap agreement.

Interest income (expense), net

	Three Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Interest income (expense), net	$(325)	$(661)	$336	(50.8)%

	Nine Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Interest income (expense), net	$(1,218)	$(2,402)	$1,184	(49.3)%

We recorded net interest expense of $325 in the third quarter of 2011 compared to net interest expense of $661 in the third quarter of 2010.  We recorded net interest expense of $1,218 for the nine month period of 2011 compared to net interest expense of $2,402 for the same period of 2010.  Interest expense for the nine months ended September 30, 2010 included a non-recurring, non-cash charge of $251 related to the write-off of unamortized debt issuance costs associated with the March prepayment, in the amount of $12,498 (9,020 Euros), of the remaining balance of the Euro term loan that was outstanding under our bank syndicate credit facility.  This Euro term loan was scheduled to mature on November 16, 2012.  The decrease in our third quarter and year-to-date 2011 interest expense is principally attributable to a significant reduction in average outstanding borrowings that resulted from scheduled annual term loan payments made in November of 2010 and the March 2010 prepayment of the Euro term loan.

Income tax provision

	Three Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Income tax provision	$1,072	$540	$532	98.5%
Effective tax rate	20.1%	29.2%

	Nine Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Income tax provision	$2,637	$891	$1,746	196.0%
Effective tax rate	22.9%	18.4%

We recorded an income tax provision of $1,072 in the third quarter of 2011 compared to $540 in the third quarter of 2010.  The effective tax rate decreased to 20.1% in the third quarter of 2011 from 29.2% in the third quarter of 2010 and 17.7% for the full year 2010.  Our consolidated income tax provision for the three months ended September 30, 2011 and 2010 included $1,142 and $510, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax benefit of $70 in 2011 and a net foreign tax provision of $30 in 2010 associated with our foreign operations and holding companies.

For the nine months ended September 30, 2011, we recorded an income tax provision of $2,637 compared to $891 in the same period of 2010.  The effective tax rate increased to 22.9% in 2011 from 18.4% in 2010.  Our consolidated income tax provision for the nine months ended September 30, 2011 and 2010 included $3,433 and $1,359, respectively, related to U.S. taxes, with the remainder relating to net foreign tax benefits of $796 and $468 in 2011 and 2010, respectively, associated with our foreign operations and holding companies.

Our statutory income tax rates range from 19% to 33% for our various U.S. and foreign operating subsidiaries and holding companies.  The fluctuations in our consolidated effective tax rate for the three and nine month periods ended September 30, 2011 and 2010 relate principally to the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods and also reflect the impact of favorable permanent differences in our foreign taxes. We currently expect our blended effective tax rate for 2011 to range from 25% to 26% based on projected full year 2011 pre-tax income.

Adjusted EBITDA

	Three Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Adjusted EBITDA	$9,554	$6,674	$2,880	43.2%

	Nine Months Ended
	September 30,			Percentage
	2011	2010	Change	Change
Adjusted EBITDA	$24,137	$15,631	$8,506	54.4%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended September 30, 2011 and 2010 was $3,875 and $3,714, respectively, and for the nine months ended September 30, 2011 and 2010 was $11,042 and $10,358, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income attributable to DMC	$4,273	$1,326	$8,892	$3,950
Interest expense	326	667	1,222	2,473
Interest income	(1)	(6)	(4)	(71)
Provision for income taxes	1,072	540	2,637	891
Depreciation	1,555	1,504	4,183	3,908
Amortization of purchased intangible assets	1,448	1,376	4,324	3,913
EBITDA	8,673	5,407	21,254	15,064
Stock-based compensation	872	834	2,535	2,537
Other (income) expense, net	9	433	348	(1,715)
Equity in earnings of joint ventures	—	—	—	(255)
Adjusted EBITDA	$9,554	$6,674	$24,137	$15,631

Adjusted EBITDA increased 43.2% to $9,554 in the third quarter of 2011 from $6,674 in the third quarter of 2010 primarily due principally to the $2,723 increase in third quarter 2011 operating income.  Adjusted EBITDA increased 54.4% to $24,137 for year-to-date 2011 from $15,631 for year-to-date 2010 due principally to the $7,786 increase in year-to-date 2011 operating income.

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

There are two significant financial covenants under our credit facility, the leverage ratio and the fixed charge coverage ratio requirements.  As a result of the slowdown in our business during 2009 which continued into the early part of 2010, we were concerned about our ability to comply with these financial covenants as of March 31, 2010 and subsequent quarters of 2010.  In an effort to alleviate this concern and remain in compliance with financial covenants as of March 31, 2010 and in future periods, we made a March prepayment of the remaining principal balance due under our bank syndicated Euro term loan in the amount of $12,498 (9,020 Euros) and, on April 19, 2010, amended the credit agreement to exclude scheduled principal payments under the Euro term loan from fixed charge coverage ratio computations for March 31, 2010 and forward.  As we reached the end of 2010 and completed our 2011 budget, we were once again concerned about our ability to remain in compliance with financial covenants as of December 31, 2010 and in future quarterly periods of 2011.  To address this concern, on February 2, 2011, we amended the credit agreement to reduce the minimum fixed charge coverage ratio requirement to 0.9 to 1.0 for the trailing four quarter period ended December 31, 2010 and 1.0 to 1.0 for any trailing four quarter period thereafter. The February 2, 2011 amendment also increased the maximum leverage ratio for any trailing four quarter period ending after September 30, 2011 to 1.25 to 1.0 from 1.0 to 1.0, and increased maximum annual capital expenditure limits for 2011 and 2012 from $8 million for both years to $10 million for 2011 and $14 million for 2012.

The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the nine months ended September 30, 2011 and the year ended December 31, 2010, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of September 30, 2011, the maximum leverage ratio permitted by our credit facility was 1.5 to 1.0. The actual leverage ratio as of September 30, 2011 was 1.02 to 1.0. The maximum leverage ratio permitted as of December 31, 2011 is 1.25 to 1.0.

The fixed charge ratio, as defined in the credit facility, means, for any period, the ratio of Earnings Available for Fixed Charges to Fixed Charges.  Earnings Available for Fixed Charges equals Consolidated EBITDA plus lease expenses minus cash income taxes and maintenance capital expenditures.  Fixed Charges equals the sum of cash interest expense, lease expense, scheduled principal payments and cash dividends.  As of September 30, 2011, the minimum fixed charge ratio permitted by our credit facility was 1.0 to 1.0. The actual fixed charge ratio as of September 30, 2011 was 1.65 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month period ending December 31, 2011 is 1.0 to 1.0.

As of September 30, 2011, a U.S. dollar term loan of $22,247 was outstanding under our credit facility and $1,289 was outstanding under term loan agreements with the former owners of LRI.  We had $3,807 in outstanding revolving credit borrowings under our syndicated credit agreement as of September 30, 2011 and $2,746 was outstanding as of that date under our separate DYNAenergetics’ line of credit agreements.  While we had approximately $36,124 of unutilized revolving credit loan capacity as of September 30, 2011 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of September 30, 2011, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2010.

Cash flows from operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2011 totaled $2,258.  Significant sources of operating cash flow included net income of $8,856 and the benefit of certain non-cash charges, including depreciation and amortization expense of $8,768 and stock-based compensation of $2,535.  Operating cash flow for year-to-date 2011 was reduced by a deferred income tax benefit of $1,904 and net negative changes in working capital of $16,066.  Negative cash flows from changes in working capital included increases in accounts receivable, inventories and prepaid expenses of $7,311, $11,267, and $1,210, respectively.  These were partly offset by increases in accounts payable, customer advances and accrued expenses and other liabilities of $680, $1,278 and $1,764, respectively.  The sizeable increase in accounts receivables relates principally to a large increase in third quarter Explosive Metalworking shipments compared to the fourth quarter of 2010.  The significant increase in inventories is split somewhat evenly between our Explosive Metalworking and Oilfield Products segments, with the Explosive Metalworking increase relating to an increase in work-in-process inventories to meet fourth quarter shipment requirements on orders included in our September 30, 2011 backlog and the Oilfield Products increase relating to an increase in finished goods inventories in our Oilfield Products segment required by the increase in business activity this segment has experienced in recent months.

Net cash flows provided by operating activities for the nine months ended September 30, 2010 totaled $10,254.  Significant sources of operating cash flow included net income of $3,950, non-cash depreciation and amortization expense of $8,310, and stock-based compensation of $2,537. These sources of operating cash flow were partially offset by a $2,117 gain on step acquisition of joint ventures, a deferred income tax benefit of $953, and net negative changes in working capital of $1,218.  Net negative changes in working capital included decreases in accounts payable, accrued expenses and customer advances of $2,075, $1,800 and $1,327, respectively.  These negative changes in working capital were partially offset by decreases in accounts receivable and inventory of $2,465 and $1,198, respectively.

Cash flows from investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2011 totaled $4,344 and consisted almost entirely of capital expenditures.

Net cash flows used in investing activities for the nine months ended September 30, 2010 totaled $8,053 which included investments in acquisitions of $5,685 and capital expenditures of $2,309.

Cash flows from financing activities

Net cash flows provided by financing activities for the nine months ended September 30, 2011 totaled $1,569, which included net borrowings on bank lines of credit of $3,999, a contribution of $42 from our non-controlling stockholder and $99 in net proceeds from the issuance of common stock relating to the exercise of stock options.  These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment of quarterly dividends of $1,596, $633 in principal payments on our Nord LB term loan, $109 for the negative tax impact of stock-based compensation and payment on capital lease obligations of $233.

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

Payment of Dividends

On August 29, 2011, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on October 17, 2011.  The dividend totaled $534 and was payable to shareholders of record as of September 30, 2011.  We also paid a quarterly cash dividend of $.04 per share in the first and second quarters of 2011 totaling $533 and $534, respectively.  We paid a quarterly cash dividend of $.04 per share in the first, second and third quarters of 2010.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended September 30, 2011 or in other factors that could materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Removed and Reserved]

Item 5. Other Information

None.

Item 6.

Exhibits

31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Senior Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*]

*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: November 1, 2011	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)