Form 10-K
period 2011-12-31
DYNAMIC MATERIALS CORP
filed 2012-03-09
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $284,180,136 as of June 30, 2011.

The number of shares of Common Stock outstanding was 13,483,238 as of March 5, 2012.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2012 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2011.

PART I

ITEM 1.                Business

Overview

References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “DMC” and the “Company” refer to Dynamic Materials Corporation and its consolidated subsidiaries.

Dynamic Materials Corporation is an industrial manufacturer focusing on niche markets related to the building of equipment and materials to support the infrastructure of the process and energy industries. Built upon specialized technologies, the Company seeks to establish a global presence through an international network of manufacturing facilities and sales offices.  Today, the Company operates in three business segments: Explosive Metalworking (60% of 2011 net sales), Oilfield Products (35% of 2011 net sales), and AMK Welding (5% of 2011 net sales).

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

Through our Oilfield Products segment, which we also refer to as “DYNAenergetics,” we provide a range of proprietary and nonproprietary products for the global oil and gas industries.  These products relate primarily to oil and gas well perforation, which is a process of punching holes in the casing of a well to enable easier and more precise recovery of oil or gas from a targeted formation.  Manufactured products include shaped charges, detonators and detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells. DYNAenergetics also distributes a line of seismic products that support oil and gas exploration activities.  DYNAenergetics’ primary manufacturing and sales operations are located in Germany, the United States, Canada and Russia and its products are sold in numerous countries.

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

There are three major industrial clad plate manufacturing technologies:

•              Explosion welding

•              Hot Rollbonding

•              Weld overlay

Explosion welding, the technology utilized by DMC Clad, is the most versatile of the foregoing clad plate manufacturing technologies. Being a robust cold welding technology, explosion-welded clad products exhibit high bond strength combined with the unaltered corrosion resistance and mechanical properties of the pre-clad components.  The explosion-welded clad process is suitable for joining virtually any combination of common engineering metals.  Explosion-welded clad metal is produced as flat plates or concentric cylinders which can be further formed and fabricated as needed. When fabricated properly, the two metals will not come apart. The dimensional capabilities of the process are broad: cladding metal layers can range from a few thousandths of an inch to several inches and base metal thickness and lateral dimensions are primarily limited by the size capabilities of the world’s metal production mills.  Explosion welding is used to clad a very broad range of metals to steel including aluminum, titanium, zirconium, nickel alloys, and stainless steels.  The alternative technologies are typically limited to the latter two.  In addition to use as clad plates, the explosion welded components can be used as transition pieces, facilitating conventional welding of dissimilar metals.  DMC Clad transition joints are used in the aluminum production and shipbuilding industries.

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

Oil and Gas Field Perforating Industry

The oil and gas industry utilizes perforating products in oil and gas fields to punch holes in the casing or liner of wells to connect them to the reservoir.  The operator runs a casing or liner into the well and then inserts the perforating guns, which contain a series of specialized shaped charges.  Once fired, the perforating guns provide access to the specified sections of the desired areas of the targeted formations.  Completing wells through the use of perforation guns can provide more control over the well.

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

Explosive Metalworking

The Explosive Metalworking segment seeks to build on its leadership position in its markets.  During the year ended December 31, 2011, the Explosive Metalworking segment represented approximately 60% of our revenue.  The three  manufacturing plants and their respective shooting sites in Pennsylvania, Germany and France provide the production capacity to address concurrent projects for DMC Clad’s current domestic and international customer base.

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

Marketing, Sales, Distribution

DYNAenergetics’ worldwide marketing and sales efforts for its oilfield and seismic products are based in Laatzen, Germany.  DYNAenergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, the establishment of international distribution centers to better manage high international transport costs, and educating current and potential customers about its products and technologies.  Currently, DYNAenergetics sells its oilfield and seismic products through wholly owned affiliates in the U.S., Canada and Russia; through a majority owned subsidiary in Kazakhstan; and through independent sales agents in other parts of the world.

Research and Development

DYNAenergetics attaches great importance to its research and development capabilities and has devoted substantial resources to its R&D programs.  The R&D staff works closely with sales and operations management teams to establish priorities and effectively manage individual projects.  Through its ongoing involvement in oil and gas industry trade shows and conferences, DYNAenergetics has increased its profile in the oil and gas industry.  An R&D Project Plan, which focuses on new products, process support and customer paid projects, is prepared and reviewed at least annually in cooperation with the Sales, Operations and Quality departments.

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

Corporate History and Recent Developments

The genesis of the Company was an unincorporated business called “Explosive Fabricators,” which was formed in Colorado in 1965.  The business was incorporated in Colorado in 1971 under the name “E. F. Industries, Inc.,” which was later changed to “Explosive Fabricators, Inc.”  The Company became a public company in 1977.  In 1994, the Company changed its name to “Dynamic Materials Corporation.”  The Company reincorporated in Delaware in 1997.

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

In 2007, the Company acquired the German company DYNAenergetics GmbH and Co. KG (“DYNAenergetics”) and certain affiliates.  DYNAenergetics was comprised of two primary businesses: explosive metalworking and oilfield products.  This acquisition expanded the Company’s explosive metalworking operations in Europe and added a complimentary business segment, oilfield products.

In 2009, the Company acquired all of the stock of Alberta Canada based LRI Oil Tools Inc. (“LRI”) which is now operating under the name of DYNAenergetics Canada.  DYNAenergetics Canada produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with the Company’s Oilfield Products segment, and had served for several years as its sole Canadian distributor.

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

On January 3, 2012, the Company acquired the assets and operating business of Texas-based TRX Industries, Inc., (“TRX”), a manufacturer of perforating guns and one of DYNAenergetic’s suppliers.  This business is now part of the Company’s Oilfield Products business segment.

Our current explosive metalworking segment is comprised of the Company’s U.S. Clad operations as well as the assets and operations purchased in the Nobelclad and Dynaplat acquisitions.  The Oilfield Products segment is comprised entirely of DYNAenergetics and its subsidiaries.  Our third segment is AMK Welding.  Property locations for these operations are listed in detail in Item 2.

Employees

As of December 31, 2011, we employed 456 permanent employees, the majority of whom are engaged in manufacturing operations, with the remainder being engaged in sales and marketing or corporate functions.

The majority of our manufacturing employees are not unionized.  Of the 456 permanent employees, 197 are U.S. based, 108 are based in Germany at the Dynaplat and DYNAenergetics facilities, 61 are based in France at the Nobelclad facility, 48 are based in Canada at the DYNAenergetics Canada facilities, 34 are based in Russia at our DYNAenergetics RUS and Perfoline facilities, 6 are based in Kazakhstan at our KAZ DYNAenergetics facility and 2 are based in Sweden at Nitro Metall.  Approximately 60% of our German-based employees are members of trade unions.  About 45% of Nobelclad’s employees and all Nitro Metall employees are members of trade unions.  In addition, we also use a number of temporary workers at any given time, depending on the workload.

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

Foreign and Domestic Operations and Export Sales

All of our sales are shipped from our manufacturing facilities located in the United States, Germany, France, Canada, Sweden and Russia. During 2011, we closed our manufacturing facility in Sweden.  The following chart represents our net sales based on the geographic location of the customer.  The sales recorded for each country are based on the country to which we shipped the product, regardless of the country of the actual end user.  Explosion Metalworking products are usually shipped to the fabricator before being passed on to the end user.

	(Dollars in Thousands)
	For the years ended December 31,
	2011	2010	2009
United States	$81,410	$44,587	$62,955
South Korea	29,951	10,309	5,424
Canada	24,151	29,907	12,991
Germany	12,960	25,109	11,702
Russia	8,658	7,067	4,649
France	3,828	5,425	5,788
Rest of the world	47,933	32,335	61,389

Total	$208,891	$154,739	$164,898

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

During the fourth quarter of 2008, we began to see a slowdown in DMC Clad sales to some of the markets we serve which continued into 2009 and 2010 and contributed to declines of 31.2% and 26.5% in year-to-year 2009 and 2010 sales, respectively.  DMC Clad experienced a sales recovery in 2011 which led to a 28.0% increase in year-to-year 2011 sales.  Our order backlog, which decreased to $49.6 million at December 31, 2009 from $97.2 million at December 31, 2008, rebounded only modestly to $56.5 million at December 31, 2010 before decreasing to $44.6 million at December 31, 2011.  The explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and an economic slowdown in one or all of these industries—whether due to traditional cyclicality, general economic conditions or other factors—could impact capital expenditures within that industry.  If demand from such industries were to decline or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

Our backlog figures may not accurately predict future sales.

We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most items of backlog within the following 12 months.  However, since orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels.  Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

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

Our operations involve the detonation of large amounts of explosives.  As a result, we are required to use specific safety precautions under U.S. Occupational Safety and Health Administration guidelines and guidelines of similar entities in Germany and France.  These include precautions which must be taken to protect employees from exposure to sound and ground vibration or falling debris associated with the detonation of explosives.  There is a risk that an accident or death could occur in one of our facilities.  Any accident could result in significant manufacturing delays, disruption of operations or claims for damages resulting from death or injuries, which could result in decreased sales and increased expenses. To date, we have not incurred any significant delays, disruptions or claims resulting from accidents at our facilities.  The potential liability resulting from any accident or death, to the extent not covered by insurance, may require us to use other funds to satisfy our obligations and could cause our business to suffer.  See “Our use of explosives is an inherently dangerous activity that could lead to temporary or permanent closure of our shooting sites” below.

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

We supply products to customers that fabricate industrial equipment for various capital-intensive industries.  Weakness in the general global economy may adversely affect our end market customers, causing them to cancel or postpone new plant or infrastructure construction, expansion, maintenance, or retrofitting projects that use our DMC Clad products.  Similarly, any decrease in oil and gas well drilling activities will reduce the sales of our DYNAenergetics products.  Any decrease in the demand for gas turbines and airplane engines will reduce the demand for the work performed by our AMK division.  The global general economic climate may lessen demand for our products and reduce our sales and results of operations.

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

We are parties to a syndicated credit agreement that, as of December 31, 2011, had an outstanding balance of approximately $26.5 million.  Our credit agreement includes various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and limits on capital expenditures and other investments.  We are also required to maintain certain financial ratios on a quarterly basis.  A breach of any of these covenants could result in acceleration of our obligations to repay our debt.  As of December 31, 2011, we were in compliance with all financial covenants and other provisions of the credit agreement and our other loan agreements.  However, our ability to comply with these covenants and ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities.  It may be difficult to liquidate assets sufficient to immediately repay our outstanding indebtedness under our credit facility.

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

DYNAenergetics, which contributed approximately 35% to our 2011 sales, has customers throughout the world.  Economic or political instability in certain regions of the world where DYNAenergetics conducts a significant volume of its business, such as Russia, could have a material adverse effect on DYNAenergetics’ business and operating results.

AMK Welding, contributed approximately 5% to our 2011 sales, continues to rely primarily on one customer for the majority of its sales. This customer and AMK Welding have entered into a long-term supply agreement for certain of the services provided to this customer.  Any termination of or significant reduction in AMK Welding’s business relationship with this customer could have a material adverse effect on AMK Welding’s business and operating results.

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

We and all our activities in the United States are subject to federal, state and local environmental and safety laws and regulations, including but not limited to, noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations issued and laws enforced by the labor and employment departments of the U.S. and the states in which we conduct business, by the U.S. Department of Commerce, the U.S. Environmental Protection Agency, and by state and local health and safety agencies.  In Germany, we and all our activities are subject to various safety and environmental regulations of the federal state which are enforced by the local authorities, including the Federal Act on Emission Control (Bundesimmissionsschutzgesetz).  The Federal Act on Emission Control permits are held by companies jointly owned by DYNAenergetics and the other companies that are located at the Würgendorf and Troisdorf manufacturing sites and are for an indefinite period of time.  In France, we and all our activities are subject to state environmental and safety regulations established by various departments of the French Government, including the Ministry of Labor, the Ministry of Ecology and the Ministry of Industry, and to local environmental and safety regulations and administrative procedures established by DRIRE (Direction Régionale de l’Industrie, de la Recherche et de l’Environnement) and the Préfecture des Pyrénées Orientales.  In addition, our shooting operations in Germany and France may be particularly vulnerable to noise abatement regulations because these operations are primarily conducted outdoors. The Dillenburg facility is operated based on a mountain plan (“Bergplan”), which is a specific permit granted by the local mountain authority. This permit must be renewed every three years.

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

We are subject to extensive government regulation in the United States, Germany, France, Canada and Russia, including guidelines and regulations for the safe manufacture, handling, transport and storage of explosives issued by the U.S. Bureau of Alcohol, Tobacco and Firearms; the Federal Motor Carrier Safety Regulations set forth by the U.S. Department of Transportation; the Safety Library Publications of the Institute of Makers of Explosive; and similar guidelines of their European counterparts.  In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz).  In France, the manufacture and transportation of explosives is subcontracted to a third party which is responsible for compliance with regulations established by various State and local governmental agencies concerning the handling and transportation of explosives.  Our French operations could be adversely affected if the third party does not comply with these regulations.  We must comply with licensing and regulations for the purchase, transport, storage, manufacture, handling and use of explosives. In addition, while our shooting facilities in Würgendorf and Troisdorf, Germany and Tautavel, France are located outdoors, our shooting facilities located in Pennsylvania and in Dillenburg, Germany are located in mines, which subject us to certain regulations and oversight of governmental agencies that oversee mines.

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

We are subject to the risk of work stoppages and other labor relations matters, particularly in Germany and France, where some of our employees are unionized. The employees at our U.S. and Canadian facilities, where a significant portion of our products are manufactured, are not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations. We have not experienced a strike or work stoppage in the last 3 years.  However, if a work stoppage occurs at one or more of our facilities, it may materially impair our ability to operate our business in the future.

As we regularly test the value of goodwill associated with our recent acquisitions, economic conditions may lead to an impairment of such goodwill.

We review the carrying value of goodwill at least annually to assess impairment because it is not amortized.  Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing in the fourth quarter of 2011 did not result in a determination that any of our goodwill was impaired.  However, future impairment is possible and could occur if (i) the operating results underperform what we have estimated or (ii) additional volatility of the capital markets should cause us to raise the percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

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

Explosive Metalworking

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania.  We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and we also have license and risk allocation agreements relating to the use of a secondary shooting site that is located within a few miles of our Mount Braddock, Pennsylvania manufacturing facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock manufacturing facility. The lease for the Dunbar property will expire on December 15, 2015, but we have options to renew the lease which extend through December 15, 2029.  The license and risk allocation agreements will expire on December 31, 2018, but we have options to renew these agreements through December 31, 2028.  Our German subsidiary, Dynaplat, has a manufacturing site in Würgendorf, Germany and a shooting site in Dillenburg, Germany.  Portions of these sites are leased and portions are owned.  The lease expiration dates for our Würgendorf manufacturing site is August 31, 2016, but we have options to renew the lease through August 31, 2021 and the expiration date for our Dillenburg shooting site is August 31, 2016 and may be renewed.  Our French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France, and Tautavel, France (except for a small portion in Tautavel that is leased).  This lease expires on December 31, 2016, and may be extended.

Oilfield Products

Our German subsidiary, DYNAenergetics, leases a manufacturing site and sales office in Troisdorf, Germany.  The lease expiration date for our Troisdorf manufacturing site is December 31, 2015 and for the sales office the lease expiration date is February 29, 2016.  Our Canadian subsidiary, DYNAenergetics Canada leases office and warehouse space in various cities throughout Alberta, Canada.  They also lease bunkers for storage of their explosives in various locations throughout Alberta, Canada.  These agreements are on a month to month basis.  Our DYNAenergetics US subsidiary leases office and warehouse space in various cities throughout Texas, as well as Lafayette, Louisiana and New Mexico.  They also lease storage bunkers in various locations in Texas, Arkansas, Louisiana and New Mexico which have month to month agreements.  Our Russian subsidiaries lease office and warehouse space in Tyumen and Moscow, Russia.  Our Kazakhstan subsidiary leases office and warehouse space in Aktobe, Kazakhstan.

AMK Welding

We own the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.

Below are charts summarizing our properties by segment, including their location, type, size, whether owned or leased and lease terms, if applicable.

Corporate Headquarters

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	14,630 sq. ft.	Leased	November 30, 2015, with renewal options through November 30, 2021

Explosive Metalworking

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania	Clad Plate Manufacturing	48,000 sq. ft.	Owned
Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2015, with renewal options through December 15, 2029
Rivesaltes, France	Clad Plate Manufacturing	6.5 acres	Owned
Rivesaltes, France	Clad Plate Manufacturing, Nobelclad Europe Sales and Administration Office	49,643 sq. ft.	Owned
Rivesaltes, France	Clad Plate Manufacturing	Land around building: 61,354 sq. ft. Building: 11,302 sq. ft.	Leased Leased	March 31, 2020, with renewal options
Tautavel, France	Clad Shooting Site	116 acres	109 acres owned, 7 acres leased	December 31, 2016, with renewal options
Dillenburg Germany	Dynaplat, Shooting site	11.4 acres 9,849 sq. ft.	Owned Leased	August 31, 2012, with renewal options through August 31, 2021
Würgendorf, Germany	Dynaplat, Manufacturing	Land: 25 acres Shooting site: 4,941 sq. ft. Building: 37,007 sq. ft.	Owned Leased Leased	August 31, 2016, with renewal options
Würgendorf, Germany	Dynaplat, Sales and Administration Office	2,965 sq. ft.	Leased	March 31, 2012

Oilfield Products

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	DYNAenergetics, Manufacturing	263,201 sq. ft.	Leased	December 31, 2015
Troisdorf, Germany	DYNAenergetics, Office	2,033 sq. ft.	Leased	February 29, 2016
Laatzen, Germany	DYNAenergetics, Sales	2,314 sq. ft.	Leased	Open terms, but can be cancelled with a six month notice
Alberta, Canada	DYNAenergetics Canada, Manufacturing	160 acres	Owned
Alberta, Canada	Various storage magazines		Leased	Month to month agreement
Calgary, Alberta	DYNAenergetics Canada, Sales office	535 sq. ft	Leased	September 30, 2012
Edmonton, Alberta	DYNAenergetics Canada, Sales office and warehouse	24,000 sq. ft.	Leased	January 31, 2014
Edmonton, Alberta	DYNAenergetics Canada, Storage magazines	45.56 acres	Leased	Month to month agreement
Grande Prairie, Alberta	DYNAenergetics Canada, Sales office and warehouse	3,000 sq. ft.	Leased	March 31, 2015, with renewal options
Lloydminster, Alberta	DYNAenergetics Canada, Sales office and warehouse	5,460 sq. ft	Leased	October 31, 2014
Red Deer, Alberta	DYNAenergetics Canada, Sales office and warehouse	6,583 sq. ft	Leased	September 30, 2016
Austin, Texas	DYNAenergetics US, Office	2,000 sq. ft	Leased	Month to month agreement
Bridgeport, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	June 30, 2013
Bridgeport, Texas	DYNAenergetics US, Storage magazine	100 acres	Leased	Month to month agreement
Corpus Christi, Texas	DYNAenergetics US, Office and warehouse	6,000 sq. ft	Leased	August 31, 2013
Houston, Texas	DYNAenergetics US, Office	400 sq. ft	Leased	August 31, 2012
Pearland, Texas	DYNAenergetics US, Office and warehouse	6 acres	Leased	October 31, 2012
Spicewood, Texas	DYNAenergetics US, Storage magazine	500 acres	Leased	Month to month agreement
Tyler, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	Month to month agreement
Victoria, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	June 30, 2012
Victoria, Texas	DYNAenergetics US, Storage magazine	4,000 sq. ft	Leased	Month to month agreement
East Camden, AR	DYNAenergetics US, Storage magazine		Leased	Month to month agreement

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Lafayette, Louisiana	DYNAenergetics US, Office and warehouse	6,800 sq. ft	Leased	Month to month agreement
Beaux Bridge, Louisiana	DYNAenergetics US, Storage magazine		Leased	Month to month agreement
Hobbs, New Mexico	DYNAenergetics US, Office and warehouse	5,000 sq. ft	Leased	June 30, 2013
Hobbs, New Mexico	DYNAenergetics US, Storage magazines		Leased	Month to month agreement
Tyumen, Russia	Perfoline, Manufacturing	23,369 sq. ft	Leased	July 31, 2012
Moscow, Russia	DYNARus, Sales office	939 sq. ft	Leased	September 1, 2012
Chapaevsk Russia	DYNARus, Warehouse	149 sq. ft	Leased	January 12, 2012
Noyabrsk, Russia	DYNARus, Warehouse	3,229 sq. ft	Leased	December 31, 2012
Nizhnevartovsk, Russia	DYNARus, Warehouse	7,750 sq. ft	Leased	March 31, 2012
Aktobe, Kazakhstan	KazDYNAenergetics, Sales Office	538 sq. ft	Owned
Aktobe, Kazakhstan	KazDYNAenergetics, Warehouse	20 sq. ft.	Leased	February 28, 2012
Aktobe, Kazakhstan	KazDYNAenergetics, Bunker	1,692 sq. ft.	Owned
Aktobe, Kazakhstan	KazDYNAenergetics, Land	20 acres	Leased	Year 2050

AMK Welding

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
South Windsor, Connecticut	AMK Welding	33,850 sq. ft.	Owned

ITEM 3.                Legal Proceedings

Although we may in the future become a party to litigation, there are no pending legal proceedings against us.

ITEM 4.                Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq National Market (“Nasdaq”) under the symbol “BOOM.”  The following table sets forth quarterly high and low sales prices for the common stock during our last two fiscal years, as reported by Nasdaq.

	High	Low
2011

First Quarter	$27.99	$19.55
Second Quarter	$29.69	$20.00
Third Quarter	$24.49	$14.00
Fourth Quarter	$24.10	$15.00

2010

First Quarter	$22.40	$15.10
Second Quarter	$19.10	$14.02
Third Quarter	$17.08	$13.50
Fourth Quarter	$24.80	$14.73

As of March 5, 2012, there were approximately 359 holders of record of our common stock.

We declared and paid quarterly dividends aggregating $0.16 per share dividend in 2011 and 2010.  We may pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.  Any determination to pay cash dividends will be at the discretion of the Board of Directors.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans.

FINANCIAL PERFORMANCE

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 29, 2006, in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization.  Historical results are not necessarily indicative of future performance.

Total Return Analysis	12/29/06	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11
Dynamic Materials Corporation	$100	$210.43	$69.29	$72.41	$82.26	$72.67
Nasdaq Non-Financial Stocks	$100	$113.43	$66.67	$100.55	$119.34	$119.20
Nasdaq Composite (US)	$100	$108.47	$66.35	$95.38	$113.19	$113.81

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

	(Dollars in Thousands, Except Per Share Data)
	Year Ended December 31,
	2011	2010	2009	2008	2007
Statement of Operations
Net sales	$208,891	$154,739	$164,898	$232,577	$165,175
Cost of products sold	153,445	117,789	121,779	161,732	110,168
Gross profit	55,446	36,950	43,119	70,845	55,007
Cost and expenses	37,227	30,161	26,881	32,793	16,115
Income from operations	18,219	6,789	16,238	38,052	38,892
Other income (expense), net	(1,409)	(401)	(3,255)	(4,640)	(158)
Income before income taxes	16,810	6,388	12,983	33,412	38,734
Income tax provision	4,369	1,133	4,378	9,206	14,147
Net income	12,441	5,255	8,605	24,206	24,587
Net income (loss) attributable to non-controlling interest	(50)	(10)	56	138	—
Net income attributable to Dynamic Materials Corporation	$12,491	$5,265	$8,549	$24,068	$24,587

Net income per share:
Basic	$0.94	$0.40	$0.67	$1.89	$2.02
Diluted	$0.93	$0.40	$0.66	$1.87	$1.99
Weighted average number of shares outstanding:
Basic	13,089,691	12,869,666	12,640,069	12,445,685	12,083,851
Diluted	13,099,121	12,881,754	12,662,440	12,554,402	12,273,135

Dividends Declared per Common Share	$0.16	$0.16	$0.12	$0.15	$0.15

Financial Position
Current assets	$91,189	$72,735	$87,974	$91,049	$94,730
Total assets	213,426	201,393	225,176	229,586	240,899
Current liabilities	29,310	38,392	42,135	45,747	58,818
Long-term debt and capital lease obligations	26,650	14,734	34,556	46,514	62,051
Other non-current liabilities	11,423	13,183	16,189	18,691	21,751
Non-controlling interest	83	160	185	132	—
Dynamic Materials Corporation’s stockholders’ equity	145,960	134,924	132,111	118,502	98,279

Selected unaudited quarterly financial data for the years ended December 31, 2011 and 2010 are presented below:

	(Dollars in Thousands, Except Per Share Data)
	Year ended December 31, 2011
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$45,574	$54,165	$54,890	$54,262

Gross profit	$10,302	$15,473	$14,832	$14,840

Net income	$750	$3,868	$4,273	$3,599

Net income per share - basic	$0.06	$0.29	$0.32	$0.27

Net income per share - diluted	$0.06	$0.29	$0.32	$0.27

	Year ended December 31, 2010
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$30,357	$38,258	$41,298	$44,826

Gross profit	$6,984	$9,258	$10,853	$9,855

Net income (loss)	$(412)	$3,036	$1,326	$1,315

Net income (loss) per share - basic	$(0.03)	$0.23	$0.10	$0.10

Net income (loss) per share - diluted	$(0.03)	$0.23	$0.10	$0.10

The net income per share for the 2011 and 2010 quarters, when totaled, does not equal net income per share for the respective years as the per share amounts for each quarter and for each year are computed based on their respective discrete periods.

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products and AMK Welding.  In 2011, Explosive Metalworking accounted for 60% of our net sales and 66% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which is not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 35% and 5%, respectively, of our 2011 net sales, and 26% and 8%, respectively, of our income from operations before unallocated corporate expenses and stock-based compensation expense.  In 2010 and 2009, Explosive Metalworking accounted for 64% and 81% of our net sales, respectively, and 60% and 106%, respectively, of income from operations before unallocated corporate expenses and stock-based compensation expense.

Our 2011 net sales increased by $54,152, or 35.0%, compared to 2010 net sales.  This year-to-year consolidated net sales increase reflects sales increases of $27,629 (28.0%) and $27,450 (60.6%) for our Explosive Metalworking and Oilfield Products segments, respectively, that were partially offset by a sales decrease of $927 (8.6%) for our AMK Welding segment.  Excluding incremental sales of $5,743 from the acquisition of Austin Explosives on June 4, 2010 and the step acquisition of two Russian joint ventures that was completed on April 30, 2010, our Oilfield Products segment reported an increase of $21,707, or 47.9%, from its 2010 net sales.  Income from operations increased 168.4% to $18,219 in 2011 from $6,789 in 2010.  This $11,430 increase reflects increases of $8,597 and $3,762 in the operating income reported by our Explosive Metalworking and Oilfield Products segments, respectively, which were partially offset by a decrease in AMK Welding’s operating income of $561 and a net increase in aggregate unallocated corporate expenses and stock-based compensation expense of $368.  Reported consolidated operating income for 2011 and for 2010 includes amortization expense of $5,707 and $5,330, respectively, relating to purchased intangible assets associated with our acquisition of DYNAenergetics, DYNAenergetics Canada, DYNAenergetics US, and the Russian joint ventures.  Our net income increased by 137.2% to $12,491 in 2011 from $5,265 in 2010.

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

As a result of acquisitions made during 2009 and 2010 and strong organic sales growth beginning in the third quarter of 2010, our Oilfield Products segment has grown into a second core business for us, generating 35% of our consolidated net sales in 2011 as compared to only 13% of our consolidated net sales in 2009.  We believe the economic environment for this business segment remains positive and we expect to see continued organic sales growth in this segment during 2012 as well as the benefit of incremental sales from the January 3, 2012 acquisition of TRX Industries.

Our Explosive Metalworking backlog, which totaled $97,247 at the end of 2008 before this business segment began to see a significant decline in booking activity, decreased to $41,154 at September 30, 2010 before rebounding to $56,539 at December 31, 2010 on strong fourth quarter 2010 booking activity and then decreasing to $44,564 at December 31, 2011.  While the backlog at December 31, 2011 is substantially lower than that at the beginning of the year, our recent quoting activity has been very strong and, after a slow sales start in 2012, we expect full year 2012 Explosive Metalworking net sales to be flat to up slightly from the $126,199 in net sales that this segment reported in 2011.  Based upon the December 31, 2011 Explosive Metalworking backlog, recent strong quoting activity for this segment and positive sales trends in our Oilfield Products business segment, we believe that our 2012 consolidated net sales could increase by 7% to 10% from the $208,891 in consolidated net sales that we reported in 2011.

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

Income taxes

Our effective income tax rate increased to 26.0% in 2011 from 17.7% in 2010.  Income tax provisions on the earnings of our foreign subsidiaries are provided based upon the respective foreign statutory tax rates for the applicable years.  Going forward, based upon existing tax regulations and current federal, state and foreign statutory tax rates, we expect our blended effective tax rate on our projected consolidated pre-tax income to range between 27% and 30% in 2012 and subsequent years.

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

Our backlog with respect to the Explosive Metalworking segment decreased to $44,564 at December 31, 2011 from $56,539 at December 31, 2010.  Based upon the December 31, 2011 Explosive Metalworking backlog, recent strong quoting activity for this segment and positive sales trends in our Oilfield Products business segment, we believe that our 2012 consolidated net sales could increase by 7% to 10% from the $208,891 in consolidated net sales that we reported in 2011.

Year ended December 31, 2011 compared to Year Ended December 31, 2010

Net sales

				Percentage
	2011	2010	Change	Change
Net sales	$208,891	$154,739	$54,152	35.0%

Net sales for 2011 increased 35.0% to $208,891 from $154,739 in 2010. Explosive Metalworking sales increased 28.0% to $126,199 in 2011 (60.4% of total sales) from $98,570 in 2010 (63.7% of total sales).  This $27,629 sales increase reflects a general strengthening of demand in our Explosive Metalworking business and more than $11 million in second quarter export shipments from our U.S. manufacturing facility on two large orders that were received in December of 2010.

Oilfield Products contributed $72,782 to sales in 2011 (34.8% of total sales) compared to $45,332 in 2010 (29.3% of total sales), which represents a sales increase of 60.6%.  Excluding incremental sales of $5,743 from our 2010 acquisition of Austin Explosives and the step acquisition of two Russian joint ventures, 2011 Oilfield Products sales increased $21,707, or 47.9%, reflecting a substantial increase in global oil and gas drilling activities, particularly in North America.

AMK Welding contributed $9,910 to 2011 sales (4.7% of total sales) versus sales of $10,837 in 2010 (7.0% of total sales), a decrease of 8.6%. This decrease includes a $1,932 decline in sales from ground power work that was partially offset by an $827 increase in sales from aircraft engine work.

Gross profit

				Percentage
	2011	2010	Change	Change
Gross profit	$55,446	$36,950	$18,496	50.1%
Consolidated gross profit margin rate	26.5%	23.9%

Gross profit increased by 50.1% to $55,446 in 2011 from $36,950 in 2010.  Our 2011 consolidated gross profit margin rate increased to 26.5% from 23.9% in 2010.  The gross profit margin for Explosive Metalworking increased from 18.8% in 2010 to 22.4% in 2011.  Oilfield Products’ gross margin remained flat at 33.4% in both 2011 and 2010.  The gross profit margin for AMK Welding decreased to 31.1% in 2011 from 33.1% in 2010.

The 19.3% increase in the 2011 gross profit margin rate for Explosive Metalworking reflects an 11.9% increase in our U.S. gross margin rate from 22.2% in 2010 to 24.9% in 2011 and a 45.6% increase in our European gross margin rate from 11.8% in 2010 to 17.2% in 2011 on year-to-year sales increases of 30% and 24%, respectively.  The increase in the 2011 gross profit margin rate for our Explosive Metalworking segment relates principally to favorable changes in product mix as compared to 2010 but also reflects a somewhat improved pricing environment compared to the extremely competitive pricing environment that existed throughout 2010 and a more favorable absorption of fixed manufacturing overhead expenses.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix.

The Oilfield Products gross margin rate of 33.4% in 2011 was the same as that reported in 2010.  The absence of change in the Oilfield Products gross margin rate reflects favorable 2011 cost variances resulting from increased production levels that were totally offset by unfavorable changes in product/customer mix.

The decrease in AMK Welding’s reported gross margin relates principally to differences in the rate at which AMK Welding absorbed its fixed manufacturing overhead costs based on the sales decrease discussed above.

Based upon the expected contribution to 2012 consolidated net sales by each of our three business segments, we expect our consolidated full year 2012 gross margin to be in a range of 28% to 29%.

General and administrative expenses

				Percentage
	2011	2010	Change	Change
General and administrative expenses	$16,711	$13,696	$3,015	22.0%
Percentage of net sales	8.0%	8.9%

General and administrative expenses increased by $3,015, or 22.0%, to $16,711 in 2011 from $13,696 in 2010.  Excluding incremental general and administrative expenses of $547 that resulted from the acquisition of Austin Explosives and the Russian joint ventures, our general and administrative expenses increased by $2,468 or 18.0%.  This increase includes increases of $781 and $456 in salaries and incentive compensation, respectively, an increase in legal fees of $293, an increase in consulting fees of $227 relating to information technology projects, an increase of $221 in other outside professional service fees, a $146 increase in business development expenses, an increase of $128 in certain corporate governance and public-company expenses (board of director fees, directors and officers insurance and other investor relations expenses), and a net increase of $216 in all other expense categories.  As a percentage of net sales, general and administrative expenses decreased to 8.0% in 2011 from 8.9% in 2010.

Selling and distribution expenses

				Percentage
	2011	2010	Change	Change
Selling and distribution expenses	$14,809	$11,135	$3,674	33.0%
Percentage of net sales	7.1%	7.2%

Selling and distribution expenses, which include sales commissions of $1,751 in 2011 and $852 in 2010, increased by 33.0% to $14,809 in 2011 from $11,135 in 2010.  Excluding incremental selling and distribution expenses of $1,517 that resulted from the acquisition of Austin Explosives and the Russian joint ventures, our selling and distribution expenses increased by $2,157 or 19.4%.  This increase in our selling and distribution expenses includes increased selling and distribution expenses of $1,160 at our U.S. divisions and $997 at our foreign divisions. The $1,160 increase in our U.S. selling and distribution expenses reflects increases of $30 and $434 for salaries and accrued incentive compensation, respectively, an increase of $597 for sales commissions and a net increase of $99 in all other spending categories.  The $997 increase in our foreign divisions’ selling and distribution expenses reflects increases of $373 and $302 for salary expense and sales commissions, respectively, and a net increase of $322 in all other spending categories.  As a percentage of net sales, selling and distribution expenses remained relatively flat at 7.1% in 2011 compared to 7.2% in 2010.

Our 2011 consolidated selling and distribution expenses include $6,043 and $8,061 for our Explosive Metalworking and Oilfield Products business segments, respectively. Our 2010 consolidated selling and distribution expenses include $5,166 and $5,186 for our Explosive Metalworking and Oilfield Products business segments, respectively. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

				Percentage
	2011	2010	Change	Change
Amortization of purchased intangible assets	$5,707	$5,330	$377	7.1%
Percentage of net sales	2.7%	3.4%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our November 15, 2007 acquisition of DYNAenergetics, our October 1, 2009 acquisition of LRI, our April 30, 2010 acquisition of the two Russian joint ventures and our June 4, 2010 acquisition of Austin Explosives.  Amortization expense for 2011 includes $4,316, $1,191, and $200 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively and increased from 2010, primarily due to a full year of amortization related to 2010 acquisitions.  Amortization expense for 2010 includes $3,854, $1,136, $340 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition is expected to approximate €3,490 in 2012, and 2012 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.  Amortization expense (as measured in Euros) associated with the acquisition of the two Russian joint ventures is expected to approximate €232 in 2012, and 2012 amortization expense associated with the Austin Explosives acquisition is expected to approximate $435.

Operating income

				Percentage
	2011	2010	Change	Change
Operating income	$18,219	$6,789	$11,430	168.4%

Income from operations (“operating income”) increased by 168.4% to $18,219 in 2011 from $6,789 in 2010.  Explosive Metalworking reported operating income of $16,058 in 2011 as compared to $7,461 in 2010.  This 115.2% increase is largely attributable to the 28.0% increase in net sales and the 19.3% increase in the 2011 gross margin rate as discussed above. Operating results of Explosive Metalworking for 2011 and 2010 include $2,224 and $2,271, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $6,188 in 2011 as compared to operating income of $2,426 in 2010.  The significant improvement in operating results for our Oilfield Products segment is attributable to the significant increases in sales and gross profit as discussed above that reflect the incremental sales and gross profit from the acquisitions of Austin Explosives and the Russian joint ventures as well as an increase in global oil and gas drilling activities, particularly in North America.  Operating results of Oilfield Products for 2011 and 2010 include $3,483 and $3,059, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $2,056 in 2011, a decrease of 21.4% from the $2,617 in operating income that it reported in 2010.  The decline in AMK’s operating income is largely attributable to the declines in sales and gross margin rate as discussed above.

Operating income in 2011 and 2010 includes $2,686 and $2,214, respectively, of unallocated corporate expenses and $3,397 and $3,501, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the above 2011 and 2010 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding.

Gain on step acquisition of joint ventures

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

Other income (expense), net

				Percentage
	2011	2010	Change	Change
Other income (expense), net	$528	$199	$329	165.3%

We reported net other income of $528 in 2011 compared to net other income of $199 in 2010.  Our 2011 net other income includes net realized and unrealized foreign exchange gains of $372, including a gain of $87 on our currency swap agreement (which expired in April 2011), and net other income items aggregating $156.  Our 2010 net other income includes net realized and unrealized foreign exchange gains of $150, including a gain of $118 on our currency swap agreement, and net other income items aggregating $59.

Interest income (expense), net

				Percentage
	2011	2010	Change	Change
Interest income (expense), net	$(1,937)	$(2,972)	$1,035	(34.8)%

We recorded net interest expense of $1,937 in 2011 compared to net interest expense of $2,972 in 2010.  Our 2010 interest expense includes a non-recurring, non-cash charge of $251 related to the write-off of unamortized debt issuance costs associated with the March prepayment, in the amount of $12,498 (9,020 Euros), of the remaining balance of the Euro term loan that was outstanding under our bank syndicate credit facility.  This Euro term loan was scheduled to mature on November 16, 2012.  Our 2011 interest expense includes a non-recurring, non-cash charge of $284 related to the write-off of certain unamortized debt issuance costs associated with the our bank syndicate credit facility entered into on November 16, 2007, which was amended and restated in its entirety on December 21, 2011 through a new five-year credit facility with a syndicate of four banks.  The decrease in our 2011 interest expense is attributable to a significant reduction in average outstanding borrowings that resulted principally from $22,124 in payments on syndicated term loans during 2010, including the March 2010 prepayment of the Euro term loan discussed above.

Income tax provision

				Percentage
	2011	2010	Change	Change
Income tax provision	$4,369	$1,133	$3,236	285.6%
Effective tax rate	26.0%	17.7%

We recorded an income tax provision of $4,369 in 2011 compared to $1,133 in 2010.  The 2011 effective tax rate increased to a more normal level of 26.0% from 17.7% in 2010.  Our unusually low 2010 effective tax rate related principally to the low tax rate applicable to the non-recurring gain on the acquisition of non-controlling interests in two Russian joint ventures.  Our effective tax rate on the $4,281 of “ordinary” pretax income that we reported in 2010 was 25.1%.  Our consolidated income tax provision for 2011 and 2010 included $4,078 and $1,670, respectively, related to U.S. taxes, with the remainder relating to net foreign tax provision of $291 in 2011 and a net foreign tax benefit of $537 in 2010 associated with our foreign operations and holding companies.

Our statutory income tax rates range from 19% to 33% for our various U.S. and foreign operating subsidiaries and holding companies.  The fluctuations in our consolidated effective tax rate for the years ended December 31, 2011 and 2010 relate principally to the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods and also reflect the impact of favorable permanent differences in our foreign taxes.

We expect our blended effective tax rate for 2012 to range from 27% to 30% based on projected pre-tax income.

Adjusted EBITDA

				Percentage
	2011	2010	Change	Change
Adjusted EBITDA	$32,865	$21,013	$11,852	56.4%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for 2011 and 2010 was $14,596 and $14,214, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	2011	2010
Net income attributable to DMC	$12,491	$5,265
Interest expense	1,945	3,046
Interest income	(8)	(74)
Provision for income taxes	4,369	1,133
Depreciation	5,492	5,383
Amortization of purchased intangible assets	5,707	5,330
EBITDA	29,996	20,083
Stock-based compensation	3,397	3,501
Other (income) expense, net	(528)	(2,316)
Equity in earnings of joint ventures	—	(255)
Adjusted EBITDA	$32,865	$21,013

Adjusted EBITDA increased 56.4% to $32,865 in 2011 from $21,013 in 2010 primarily due to the $11,430 increase in operating income.

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

Income from operations (“operating income”) decreased by 58.2% to $6,789 in 2010 from $16,238 in 2009.  Explosive Metalworking reported operating income of $7,461 in 2010 as compared to $23,301 in 2009.  This 68% decrease is largely attributable to the 26.5% decrease in net sales and the 30.3% decline in the 2010 gross margin rate as discussed above. Operating results of Explosive Metalworking for 2010 and 2009 include $2,271 and $2,407, respectively, of amortization expense of purchased intangible assets.

Oilfield products reported operating income of $2,426 in 2010 as compared to an operating loss of $3,074 in 2009.  The significant improvement in operating results for our Oilfield Products segment is attributable to the significant increases in sales and gross profit as discussed above that reflect the incremental sales and gross profit from the acquisitions of LRI, Austin Explosives and the Russian joint ventures as well as an increase in global oil and gas drilling activities, particularly in North America.  Operating results of Oilfield Products for 2010 and 2009 include $3,059 and $2,657, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $2,617 in 2010, an increase of 56.6% from the $1,671 that it reported in 2009.  The improvement in AMK’s operating income is largely attributable to the 19.9% sales increase discussed above.

Operating income in 2010 and 2009 includes $2,214 and $2,235, respectively of unallocated corporate expenses and $3,501 and $3,425, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the above 2010 and 2009 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding.

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

Other income (expense), net

				Percentage
	2010	2009	Change	Change
Other income (expense), net	$199	$(219)	$418	(190.9)%

We reported net other income of $199 in 2010 compared to net other expense of $219 in 2009.  Our 2010 net other income includes net realized and unrealized foreign exchange gains of $150, including a gain of $118 on our currency swap agreement, and net other income items aggregating $49.  Our 2009 other net expense of $219 relates principally to realized and unrealized foreign exchange losses recorded by our Swedish and German subsidiaries.

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

Adjusted EBITDA

				Percentage
	2010	2009	Change	Change
Adjusted EBITDA	$21,013	$29,713	$(8,700)	(29.3)%

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

	2010	2009
Net income attributable to DMC	$5,265	$8,549
Interest expense	3,046	3,473
Interest income	(74)	(216)
Provision for income taxes	1,133	4,378
Depreciation	5,383	5,042
Amortization of purchased intangible assets	5,330	5,064
EBITDA	20,083	26,290
Stock-based compensation	3,501	3,425
Other (income) expense, net	(2,316)	219
Equity in earnings of joint ventures	(255)	(221)
Adjusted EBITDA	$21,013	$29,713

Adjusted EBITDA decreased 29.3% to $21,013 in 2010 from $29,713 in 2009 primarily due to the decrease in operating income of $9,449.

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

Debt facilities

On December 21, 2011, we entered into a five-year syndicated credit agreement, which provides revolving loan availability of $36,000, 16,000 Euros and 1,500 Canadian Dollars through a syndicate of four banks, and amends and restates in its entirety our prior syndicated credit agreement entered into on November 16, 2007.  Our prior syndicated credit agreement provided for revolving loan availability of $25,000 and 7,000 Euros, and also had a remaining balance of $13,247 outstanding under a $45,000 term loan.  On the closing date of our amended and restated new credit agreement, the remaining outstanding balance on our term loan was converted to a revolving credit loan.

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the years ended December 31, 2010 and 2011, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of December 31, 2011, the maximum leverage ratio permitted by our credit facility was 2.25 to 1.0. The actual leverage ratio as of December 31, 2011 was 0.83 to 1.0. The maximum leverage ratio permitted as of March 31, June 30, September 30 and December 31, 2012 is also 2.25 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of December 31, 2011, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of December 31, 2011 was 2.50 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending March 31, June 30, September 30 and December 31, 2012 is 2.0 to 1.0.

As of December 31, 2011, U.S. dollar revolving loans of $20,247 and Euro revolving loans of $6,215 were outstanding under our syndicated credit agreement, $13 was outstanding under our separate DYNAenergetics’ line of credit agreements, and $1,271 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $39,484 of unutilized revolving credit loan capacity as of December 31, 2011 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

On January 3, 2012 we acquired TRX Industries (see Note 10) at which time we borrowed an additional $10,000 on our U.S. dollar revolving loan.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of December 31, 2011, we were in compliance with all financial covenants and other provisions of our debt agreements.

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2011:

	Payment Due by Period
	As of December 31, 2011
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Total long-term debt and interest obligations (1)	$1,159	$121	$—	$—	$1,280

Capital lease obligations (2)	72	77	—	—	149

Operating lease obligations (3)	1,639	2,050	809	196	4,694

License agreements obligations (4)	239	478	478	478	1,673

Purchase obligations (5)	22,946	—	—	—	22,946

Total	$26,055	$2,726	$1,287	$674	$30,742

(1)  Amounts represent future cash payments on our long-term debt and interest expense obligations and are reflected in accompanying Consolidated Balance Sheets.

(2)  The present value of these capital lease obligations are included in our Consolidated Balance Sheets. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

(3)  The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2011.  Our operating lease obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(4)  The license agreements obligations presented reflect future minimum payments due under non-cancelable portions of our agreements as of December 31, 2011.  Our license agreements obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(5)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in accompanying Consolidated Balance Sheets.

As of December 31, 2011, we have $20,247 and $6,215 of outstanding borrowings under our U.S. and Euro revolving lines of credit, respectively, at then current interest rates of 3.25% and 2.91%, respectively. On January 3, 2012, the interest rate on our U.S. borrowings was reduced to 1.55%.  The credit agreement has a five-year term ending December 21, 2016.  For more information about our debt obligations, see Note 5 to our consolidated financial statements elsewhere in this annual report.

Cash flows from operating activities

Net cash flows provided by operating activities for 2011 totaled $9,726.  Significant sources of operating cash flow included net income of $12,441, non-cash depreciation and amortization expense of $11,848, and stock-based compensation of $3,397.  Operating cash flow for the year was reduced by a deferred income tax benefit of $1,587 and net negative changes in working capital of $16,408.  Negative cash flows from changes in working capital included increases in accounts receivable, inventories and prepaid expenses and decrease in accounts payable of $9,551, $8,392, $1,346 and $1,035, respectively.  These were partly offset by increases in accrued expenses and other liabilities of $3,451 and customer advances of $465.  The $9,551 increase in accounts receivables follows the $9,436 increase in fourth quarter 2011 consolidated sales compared to those in the fourth quarter of 2010.  The $8,392 increase in inventories relates principally to our Oilfield Products segment, which has made a deliberate effort to build up its finished goods inventories to better meet the strong increase in business activity that the segment has experienced in 2011 and the expected sales demand in 2012. The $3,342 increase in accrued expenses and other liabilities relates to both timing issues and a significant increase in accrued incentive compensation.

Net cash flows provided by operating activities for 2010 totaled $16,693.  Significant sources of operating cash flow included net income of $5,255, non-cash depreciation and amortization expense of $11,300, stock-based compensation of $3,501 and net positive changes in working capital of $683.  These sources of operating cash flow were partially offset by a $2,117 non-cash gain on step acquisition of joint ventures and a deferred income tax benefit of $1,708.  Positive cash flows from changes in working capital included decreases in accounts receivable and inventories and increases in accounts payable of $2,690, $1,696, and $2,970, respectively.  These were partly offset by decreases in customer advances and accrued expenses and other liabilities of $4,871 and $1,365, respectively.  The decreases in accounts receivable and inventories reflect declines of more than 20% in our Explosive Metalworking segment’s accounts receivable and inventory balances that follow the decrease in this segment’s sales levels, with these declines being partially offset by increased accounts receivable and inventories in our Oilfield Products segment, which reflect a strong rebound in this segment’s underlying sales and production activity during the last half of 2010.  The decrease in customer advances reflects the return of customer advances to a more normal level after the inclusion at December 31, 2009 of a $4,500 advance from one customer on a large order that was shipped during 2010.  The increase in accounts payable relates primarily to the timing of inventory purchases and payments while the decrease in accrued expenses and other liabilities relates to both timing issues and a decrease in accrued incentive compensation.

Net cash flows provided by operating activities for 2009 totaled $29,540.  Significant sources of operating cash flow included net income of $8,605, non-cash depreciation and amortization expense of $10,403, stock-based compensation of $3,425 and net positive changes in working capital of $10,112.  Deferred income tax benefits of $2,784 partly offset these sources of operating cash flows.  Positive cash flows from changes in working capital included decreases in accounts receivable and inventories and increases in customer advances of $11,891, $6,604, and $3,813, respectively.  These were partly offset by increases in prepaid expenses of $571 and decreases in accounts payables and accrued expenses and other liabilities of $8,045 and $3,580, respectively.

Cash flows from investing activities

Net cash flows used in investing activities for 2011 totaled $7,731 which consisted almost entirely of capital expenditures.

Net cash flows used in investing activities for 2010 totaled $9,265 which included investments in acquisitions of $5,685 and $3,527 in capital expenditures.

Net cash flows used in investing activities for 2009 totaled $4,142 and consisted primarily of $3,917 in capital expenditures and $284 of cash paid in connection with the acquisition of LRI.

Cash flows from financing activities

Net cash flows used in financing activities for 2011 totaled $1,395.  Significant uses of cash for financing activities included term loan payments of $22,247, including a prepayment of $13,247, under our prior syndicated credit agreement that was replaced on December 21, 2011 by a new five-year syndicated credit facility that provides for approximately $60,000 of revolving loan availability, payment of annual dividends of $2,130, $627 in final principal payments on our Nord LB term loans, $435 payment of debt issuance costs related to the new syndicated credit agreement and $295 payment on capital lease obligations.  Sources of cash flow from financing activities included net borrowings on bank lines of credit of $24,191, including net borrowings of $25,402 under our new syndicated credit facility, and $177 in net proceeds from the issuance of common stock relating to the exercise of stock options.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, asset impairments, goodwill and other intangible assets, and income taxes.  Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates, as additional information becomes known.  We believe the following to be our most critical accounting policies.

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

Goodwill and Other Intangible Assets

We review the carrying value of goodwill at least annually to assess impairment because it is not amortized.  Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, and a significant change in legal factors or in the business climate that could affect the value of the asset. If an impairment indicator is present, we perform an analysis to confirm whether an impairment has actually occurred and if so, the amount of the required impairment charge.  We assess impairment by comparing the fair value of an identifiable intangible asset or goodwill with its carrying value. The determination of fair value involves significant management judgment and assumptions, including assumptions regarding estimated useful lives, revenue growth, operating margins, future market conditions and discount rates.

We evaluate goodwill for impairment on a “reporting unit” level on at least an annual basis. A reporting unit is a group of businesses (i) for which discrete financial information is available and (ii) that have similar economic characteristics. We test goodwill for impairment first by determining the fair value of each reporting unit and then comparing the fair value of each reporting unit to its carrying value.  If carrying value exceeds fair value for any reporting unit, then we calculate and compare the implied fair value of goodwill to the carrying amount of goodwill and record an impairment charge for any excess of carrying value over implied fair value.  Our impairment testing has not resulted in a determination that any of our goodwill was impaired.  A future impairment is possible and could occur if (i) operating results underperform what we have estimated or (ii) additional volatility of the capital markets or other factors should cause us to raise the percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

Finite-lived intangible assets are reviewed for impairment when indicators are present. We compare the expected undiscounted future operating cash flows associated with these finite-lived assets to their respective carrying values to determine if they are fully recoverable. If the expected future operating cash flows of an asset are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when the carrying value exceeds fair value. The projected cash flows require several assumptions related to, among other things, relevant market factors, revenue growth, if any, and operating margins.

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

Forward-Looking Statements

This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the safe harbor provisions of the Private Securities Litigations Reform Act of 1995.  These statements include information with respect to our anticipated future financial condition and results of operations and businesses.  Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

Recent Accounting Pronouncements

Please refer to Note 2 to our Consolidated Financial Statements in this annual report for a discussion of recent accounting pronouncements and their anticipated effect on our business.

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

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars.  Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively.  Sales made in currencies other than U.S. dollars accounted for 34%, 38%, and 45% of total sales for the years ended 2011, 2010, and 2009, respectively.

ITEM 8.                Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2011 and 2010 and for Each of the Three Years Ended

December 31, 2011, 2010 and 2009

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also include the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynamic Materials Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 9, 2012

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Dollars in Thousands)

	2011	2010
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,276	$4,572
Accounts receivable, net of allowance for doubtful accounts of $424 and $378, respectively	36,368	27,567
Inventories	43,218	35,880
Prepaid expenses and other	4,858	3,659
Current deferred tax assets	1,469	1,057

Total current assets	91,189	72,735

PROPERTY, PLANT AND EQUIPMENT	72,914	66,734
Less - accumulated depreciation	(31,512)	(26,928)

Property, plant and equipment, net	41,402	39,806

GOODWILL, net	37,507	39,173

PURCHASED INTANGIBLE ASSETS, net	42,054	48,490

DEFERRED TAX ASSETS	485	248

OTHER ASSETS, net	789	941

TOTAL ASSETS	$213,426	$201,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2011 AND 2010

(Dollars in Thousands, Except Share and Per Share Data)

	2011	2010
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$14,753	$16,109
Accrued expenses	5,358	3,529
Dividend payable	535	529
Accrued income taxes	780	477
Accrued employee compensation and benefits	4,666	3,711
Customer advances	1,918	1,531
Lines of credit	13	2,621
Current maturities on long-term debt	1,153	9,596
Current portion of capital lease obligations	66	272
Current deferred tax liabilities	68	17

Total current liabilities	29,310	38,392

LINES OF CREDIT	26,462	—

LONG-TERM DEBT	118	14,579

CAPITAL LEASE OBLIGATIONS	70	155

DEFERRED TAX LIABILITIES	10,185	12,083

OTHER LONG-TERM LIABILITIES	1,238	1,100

Total liabilities	67,383	66,309

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,367,169 and 13,224,696 shares issued and outstanding, respectively	668	661
Additional paid-in capital	55,983	52,451
Retained earnings	98,565	88,210
Other cumulative comprehensive loss	(9,256)	(6,398)

Total Dynamic Materials Corporation’s stockholders’ equity	145,960	134,924
Non-controlling interest	83	160

Total stockholders’ equity	146,043	135,084

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$213,426	$201,393

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands, Except Share Data)

	2011	2010	2009
NET SALES	$208,891	$154,739	$164,898
COST OF PRODUCTS SOLD	153,445	117,789	121,779
Gross profit	55,446	36,950	43,119
COSTS AND EXPENSES:
General and administrative expenses	16,711	13,696	12,980
Selling and distribution expenses	14,809	11,135	8,837
Amortization of purchased intangible assets	5,707	5,330	5,064
Total costs and expenses	37,227	30,161	26,881
INCOME FROM OPERATIONS	18,219	6,789	16,238
OTHER INCOME (EXPENSE):
Gain on step acquisition of joint ventures	—	2,117	—
Other income (expense), net	528	199	(219)
Interest expense	(1,945)	(3,046)	(3,473)
Interest income	8	61	173
Related party interest income	—	13	43
Equity in earnings of joint ventures	—	255	221
INCOME BEFORE INCOME TAXES	16,810	6,388	12,983
INCOME TAX PROVISION	4,369	1,133	4,378
NET INCOME	12,441	5,255	8,605
Less: Net income (loss) attributable to non-controlling interest	(50)	(10)	56
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$12,491	$5,265	$8,549
NET INCOME PER SHARE:
Basic	$0.94	$0.40	$0.67
Diluted	$0.93	$0.40	$0.66

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,089,691	12,869,666	12,640,069
Diluted	13,099,121	12,881,754	12,662,440

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.12

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Amounts in Thousands)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interest	Total
Balances, December 31, 2008	12,781	$639	$42,050	$78,042	$(2,229)	$132	$118,634
Comprehensive income:
Net income	—	—	—	8,549	—	56	8,605
Derivative valuation, net of tax of $221	—	—	—	—	432	—	432
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,137	(3)	2,134
Comprehensive income						53	11,171
Shares issued for acquisitions	5	—	94	—	—	—	94
Shares issued in connection with stock compensation plans	84	4	421	—	—	—	425
Tax impact of stock-based compensation	—	—	90	—	—	—	90
Stock-based compensation	—	—	3,425	—	—	—	3,425
Dividends declared	—	—	—	(1,543)	—	—	(1,543)
Balances, December 31, 2009	12,870	$643	$46,080	$85,048	$340	$185	$132,296
Comprehensive income:
Net income (loss)	—	—	—	5,265	—	(10)	5,255
Derivative valuation, net of tax of $299	—	—	—	—	454	—	454
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,192)	(15)	(7,207)
Comprehensive income						(25)	(1,498)
Shares issued for acquisitions	222	11	3,290	—	—	—	3,301
Shares issued in connection with stock compensation plans	133	7	181	—	—	—	188
Tax impact of stock-based compensation	—	—	(601)	—	—	—	(601)
Stock-based compensation	—	—	3,501	—	—	—	3,501
Dividends declared	—	—	—	(2,103)	—	—	(2,103)
Balances, December 31, 2010	13,225	$661	$52,451	$88,210	$(6,398)	$160	$135,084
Comprehensive income:
Net income (loss)	—	—	—	12,491	—	(50)	12,441
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,858)	(69)	(2,927)
Comprehensive income						(119)	9,514
Shares issued in connection with stock compensation plans	142	7	170	—	—	—	177
Tax impact of stock-based compensation	—	—	(35)	—	—	—	(35)
Stock-based compensation	—	—	3,397	—	—	—	3,397
Dividends declared	—	—	—	(2,136)	—	—	(2,136)
Contribution from non-controlling stockholder						42	42
Balances, December 31, 2011	13,367	$668	$55,983	$98,565	$(9,256)	$83	$146,043

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands)

	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,441	$5,255	$8,605
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	5,492	5,383	5,042
Amortization of purchased intangible assets	5,707	5,330	5,064
Amortization of deferred debt issuance costs	649	587	297
Stock-based compensation	3,397	3,501	3,425
Deferred income tax benefit	(1,587)	(1,708)	(2,784)
Equity in earnings of joint ventures	—	(255)	(221)
Gain on step acquisition of joint ventures	—	(2,117)	—
Loss on disposal of property, plant and equipment	35	34	—
Change in:
Accounts receivable, net	(9,551)	2,690	11,891
Inventories	(8,392)	1,696	6,604
Prepaid expenses and other	(1,346)	(437)	(571)
Accounts payable	(1,035)	2,970	(8,045)
Customer advances	465	(4,871)	3,813
Accrued expenses and other liabilities	3,451	(1,365)	(3,580)
Net cash provided by operating activities	9,726	16,693	29,540

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(7,726)	(3,527)	(3,917)
Acquisition of Austin Explosives Company	—	(3,620)	—
Step acquisition of joint ventures, net of cash acquired	—	(2,065)	—
Acquisition of LRI, net of cash acquired	—	—	(284)
Change in other non-current assets	(5)	(53)	59
Net cash used in investing activities	(7,731)	(9,265)	(4,142)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

(Dollars in Thousands)

	2011	2010	2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	(22,247)	(22,124)	(13,614)
Borrowings (repayments) on bank lines of credit, net	24,191	780	(952)
Payment on loans with former owners of LRI	(36)	—	(1,231)
Payment on Nord LB term loans	(627)	(797)	(876)
Payment on capital lease obligations	(295)	(304)	(203)
Payment of dividends	(2,130)	(2,089)	(1,028)
Payment of deferred debt issuance costs	(435)	—	(341)
Contribution from non-controlling stockholder	42	—	—
Net proceeds from issuance of common stock to employees and directors	177	188	425
Tax impact of stock-based compensation	(35)	(601)	90
Net cash used in financing activities	(1,395)	(24,947)	(17,730)
EFFECTS OF EXCHANGE RATES ON CASH	104	(320)	383
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	704	(17,839)	8,051
CASH AND CASH EQUIVALENTS, beginning of the period	4,572	22,411	14,360
CASH AND CASH EQUIVALENTS, end of the period	$5,276	$4,572	$22,411

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$1,280	$2,458	$3,017
Income taxes, net	$5,847	$4,111	$6,132

NON-CASH FINANCING ACTIVITY:
Common stock issued for acquisitions	$—	$3,301	$94
Debt assumed in acquisitions	$—	$—	$5,553

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011

(Currency Amounts in Thousands, Except Per Share Data)

(1)                     ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (“DMC”) was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware during 1997. DMC is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, Germany, France, Canada and Russia.  Customers are located throughout the world. DMC currently operates under three business segments — Explosive Metalworking, in which metals are metallurgically joined or altered by using explosives; Oilfield Products, which manufactures, markets, and sells oil field perforating equipment and explosives; and AMK Welding, which utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines. DMC has eight wholly-owned operating subsidiaries, Nobelclad Europe S.A. (“Nobelclad”), Nitro Metall Aktiebolag (“Nitro Metall”), DYNAenergetics GmbH and Co. KG (“DYNAenergetics”), Dynaplat GmbH and Co. KG (“Dynaplat”), DYNAenergetics Canada, DYNAenergetics RUS, Perfoline and DYNAenergetics US. DYNAenergetics Canada (formerly LRI Oil Tools, Inc.) was acquired in 2009 as described below and DYNAenergetics RUS, Perfoline and DYNAenergetics US (formally Austin Explosives Company) were acquired in 2010 also as described below.  DMC also has one majority-owned subsidiary, KAZ DYNAenergetics, who distributes perforating equipment in Kazakhstan.  In addition, DMC has six wholly owned holding companies.  Dynamic Materials Luxembourg S.a r.l 1, Dynamic Materials Luxembourg S.a r.l 2, DYNAenergetics Holding GmbH, DYNAenergetics Beteiligungs GmbH and Dynaplat Holdings GmbH were established in connection with the acquisition of DYNAenergetics and DYNAenergetics NA, LLC was established in connection with the acquisition of LRI Oil Tools, Inc.

2009 Acquisition

On October 1, 2009, we acquired all of the stock of Alberta, Canada based LRI Oil Tools Inc (“LRI”), which is now operating under the name DYNAenergetics Canada.  DYNAenergetics Canada produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with our Oilfield Products segment and had served for several years as our sole Canadian distributor.  Our statements of operations include the effect of the LRI acquisition from the October 1, 2009 closing date.  See Note 3 for additional disclosures regarding this acquisition.

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

In September 2010, our German subsidiary, DYNAenergetics, entered into a currency swap agreement with its bank to economically hedge the currency risk associated with a large U.S. dollar order ($2,700) that was awarded to it.  Under the agreement, DYNAenergetics agreed to exchange $2,700 for Euros at an exchange rate of 1.269 U.S. dollars per Euros between January 18, 2011 and April 30, 2011.  We did not designate this derivative as a cash flow hedge for accounting purposes and as such, gains and losses related to changes in its valuation were recorded in the statement of operations.  During the years ended December 31, 2011 and 2010, we recorded gains on this currency swap agreement of $87 and $118, respectively.  These gains are classified as other income (expense), net in our statement of operations.

In September 2011, DYNAenergetics entered into a new currency hedge agreement with its bank to hedge its risk on a new $2,500 order which is similar to the order described above.  This hedge agreement, which was amended in December 2011, allows DYNAenergetics to sell $2,500 for Euros at an exchange rate of 1.425 U.S. dollars per Euros if the market rate is under 1.25 or above 1.425 at the time of settlement.  If the market rate upon settlement is between 1.25 and 1.425, the market rate will be used.  The only exception to this would be if the market exchange rate were to drop below 1.25 any time prior to the settlement in which case the rate upon settlement will be 1.425 even if the exchange rate subsequently rises back above 1.25 prior to settlement.  This hedge agreement expires on May 3, 2012.  We did not designate this derivative as a cash flow hedge for accounting purposes and as such, gains and losses related to changes in its valuation will be recorded in the statement of operations.  The fair value of the instrument at December 31, 2011 and the change in fair value of this hedge from its inception to December 31, 2011 were immaterial.

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

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market value.  Cost elements included in inventory are material, labor, subcontract costs, and factory overhead.  Inventories consist of the following at December 31, 2011 and 2010:

	2011	2010
Raw materials	$15,526	$12,001
Work-in-process	10,511	11,387
Finished goods	15,947	11,870
Supplies	1,234	622
	$43,218	$35,880

Shipping and handling costs incurred by us upon shipment to customers are included in cost of products sold in the accompanying consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, except for assets acquired in acquisitions which are recorded at fair value. Additions, improvements, and betterments are capitalized. Maintenance and repairs are charged to operations as the costs are incurred.  Depreciation is computed using the straight-line method over the estimated useful life of the related asset (except leasehold improvements which are depreciated over the shorter of their estimated useful life or the lease term) as follows:

Buildings and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years

Property, plant and equipment consist of the following at December 31, 2011 and 2010:

	2011	2010
Land	$2,249	$2,293
Buildings and improvements	22,212	21,940
Manufacturing equipment and tooling	33,409	32,333
Furniture, fixtures and computer equipment	6,741	6,347
Other	2,257	1,787
Construction in process	6,046	2,034
	$72,914	$66,734

Asset Impairments

We review our long-lived assets to be held and used by us for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable.  In so doing, we estimate the future net cash flows expected to result from the use of these assets and their eventual disposition.  If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of these assets, an impairment loss is recognized to reduce these assets to their estimated fair values.  Otherwise, an impairment loss is not recognized.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  There have been no asset impairments for the years ending December 31, 2011, 2010 and 2009.

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

Our quantitative impairment testing has not resulted in a determination that any of our goodwill is impaired.  A future impairment is possible and could occur if (i) operating results underperform what we have estimated or (ii) additional volatility of the capital markets should cause us to raise the discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within the discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive	Oilfield
	Metalworking	Products	Total
Goodwill balance at December 31, 2009	$24,577	$18,587	$43,164
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(332)	(471)	(803)
Adjustment due to exchange rate differences	(1,787)	(1,401)	(3,188)
Goodwill balance at December 31, 2010	$22,458	$16,715	$39,173
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(349)	(496)	(845)
Adjustment due to exchange rate differences	(472)	(349)	(821)
Goodwill balance at December 31, 2011	$21,637	$15,870	$37,507

All of the goodwill shown above, which is primarily in Germany, corresponds to amortizable goodwill for tax purposes.

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

The weighted average amortization periods of the intangible assets by asset category are as follows:

Core technology	20 years
Customer relationships	10 years
Trademarks / Trade names	9 years

The following table presents details of intangible assets as of December 31, 2011:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,041	$(4,525)	$17,516
Customer relationships	38,165	(14,720)	23,445
Trademarks / Trade names	2,361	(1,268)	1,093
Total intangible assets	$62,567	$(20,513)	$42,054

The following table presents details of intangible assets as of December 31, 2010:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,557	$(3,497)	$19,060
Customer relationships	39,052	(10,930)	28,122
Trademarks / Trade names	2,416	(1,108)	1,308
Total intangible assets	$64,025	$(15,535)	$48,490

The decrease in the gross value of our purchased intangible assets from December 31, 2010 to December 31, 2011 is due solely to the impact of foreign currency translation adjustments.

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2012	$5,335
2013	5,335
2014	5,132
2015	3,709
2016	3,709
Thereafter	18,834
$42,054

Other Assets

Included in other assets are net deferred debt issuance costs of $530 and $743 as of December 31, 2011 and 2010, respectively.  The outstanding balance of deferred debt issuance as of December 30, 2010 related to the syndicated credit agreement that we entered into on November 16, 2007 in connection with the acquisition of DYNAenergetics.  These costs were being amortized over the five-year term of the credit agreement which was scheduled to expire on November 16, 2012.  On December 21, 2011, we entered into a new five-year syndicated credit agreement, which amended and restated in its entirely the agreement entered into on November 16, 2007.  In connection with this amendment, $284 of costs associated with the term loan and the banks which are no longer in the syndicate were expensed.  The outstanding balance of deferred debt issuance as of December 31, 2011 includes additional costs of $435 that were incurred in connection with our amended and restated credit agreement and $95 of deferred debt issuance costs that were carried over from the prior agreement.  These deferred debt issuance are being amortized over the five-year term of the amended and restated credit agreement which expires on December 21, 2016.

Customer Advances

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of December 31, 2011 and 2010, customer advances totaled $1,918 and $1,531, respectively, and originated from several customers.

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

Computation and reconciliation of earnings per common share are as follows:

	For the Year Ended
	December 31, 2011
	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$12,491
Less income allocated to RSAs	(246)
Net income allocated to common stock for EPS calculation	$12,245	13,089,691	$0.94

Adjust shares for dilutives:
Stock-based compensation plans		9,430

Diluted earnings per share:
Net income attributable to DMC	$12,491
Less income allocated to RSAs	(246)
Net income allocated to common stock for EPS calculation	$12,245	13,099,121	$0.93

	For the Year Ended
	December 31, 2010
	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$5,265
Less income allocated to RSAs	(94)
Net income allocated to common stock for EPS calculation	$5,171	12,869,666	$0.40

Adjust shares for dilutives:
Stock-based compensation plans		12,088

Diluted earnings per share:
Net income attributable to DMC	$5,265
Less income allocated to RSAs	(94)
Net income allocated to common stock for EPS calculation	$5,171	12,881,754	$0.40

	For the Year Ended
	December 31, 2009
	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$8,549
Less income allocated to RSAs	(132)
Net income allocated to common stock for EPS calculation	$8,417	12,640,069	$0.67

Adjust shares for dilutives:
Stock-based compensation plans		22,371

Diluted earnings per share:
Net income attributable to DMC	$8,549
Less income allocated to RSAs	(132)
Net income allocated to common stock for EPS calculation	$8,417	12,662,440	$0.66

Derivative Financial Instruments

We have periodically used interest rate swap agreements to manage our interest rate risk on significant portions of our variable rate term loan debt.  Our accounting method for our interest rate swap agreements involves designating the derivative arrangements as hedges in accordance with accounting principles generally accepted in the United States and as a result, changes in the fair value of the swap agreement are recorded in other comprehensive income with the offset as a swap agreement asset or liability.  It is our policy to execute such arrangements with creditworthy banks.  Additionally, as discussed above, we have periodically used foreign currency hedge agreements to manage our foreign currency risk on select transactions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and long-term debt approximate their fair value.

We had an interest rate swap agreement, which expired on November 16, 2010, and a foreign currency hedge agreement, which expired on April 30, 2011, that were recorded at fair value.  With respect to the currency hedge agreement entered into in September 2011, as amended in December 2011, the fair value of the instrument at December 31, 2011 and the change in fair value from its inception to December 31, 2011 were immaterial.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

Our foreign currency hedge agreements are not exchange listed and are therefore valued with models that use Level 2 inputs.  At December 31, 2010, the fair value of the foreign currency hedge agreement, which expired on April 30, 2011, was $118 and was recorded in prepaid expenses and other on the balance sheet.

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

Related Party Transactions

Prior to acquiring the remaining outstanding interests in our unconsolidated joint ventures on April 30, 2010 (see Note 3), we had related party transactions with these joint ventures.  Additionally, in 2009 we had related party transactions with a former owner of LRI who remains an employee of DYNAenergetics Canada.  We also had transactions January 1 through September 30, 2009 with LRI who, at the time, was the non-controlling interest partner of one of our consolidated joint ventures.  A summary of related party transactions for 2010 and 2009 are summarized below:

	2010		2009
		Interest		Interest
	Sales to	income from	Sales to	income from
DYNAenergetics RUS	$663	$—	$2,353	$—
Minority Interest Partner	—	—	745	—
Perfoline	19	13	86	43
Total	$682	$13	$3,184	$43

Concentration of Credit Risk

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, restricted cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables.  At December 31, 2011, we had no financial instruments with off-balance sheet risk of accounting losses other than the derivative discussed above.

Other Cumulative Comprehensive Income (Loss)

Other cumulative comprehensive income (loss) as of December 31, 2011, 2010, and 2009 consisted of the following:

	2011	2010	2009
Currency translation adjustment	$(9,256)	$(6,398)	$794
Interest rate swap valuation adjustment, net of tax of $0, $0 and $299, respectively	—	—	(454)
	$(9,256)	$(6,398)	$340

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Other than revised disclosures, we do not anticipate a material impact from this update.

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

Reclassifications

Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform to the 2011 presentation.

(3)       ACQUISITIONS

Austin Explosives

On June 4, 2010, we completed our acquisition of Austin Explosives Company (“AECO”), which is now operating under the name DYNAenergetics US, Inc.  This business is part of our Oilfield Products business segment.  AECO had been a long-time distributor of DYNAenergetics shaped charges.  This acquisition, along with the acquisition of the outstanding interests in our Russian joint ventures (discussed below), further expanded our Oilfield Products business, and positioned the segment to capitalize on the long-term demand from the oil and gas industry.

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

We acquired identifiable finite-lived intangible assets as a result of the acquisition of AECO.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $4,773, which are being amortized over 11 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 2.

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

We acquired identifiable finite-lived intangible assets as a result of acquiring the remaining interests of DYNAenergetics RUS and Perfoline.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $3,669, which are being amortized over 11 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 2.

LRI Oil Tools Inc.

On October 1, 2009, we completed our acquisition of LRI Oil Tools Inc., which is part of our Oilfield Products business segment.  LRI, which now operates as DYNAenergetics Canada, produces and distributes perforating equipment for use by the oil and gas exploration and production industry.  The business had a long-term strategic relationship with our Oilfield Products segment and had served for several years as our sole Canadian distributor.

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

	(Unaudited)
	For the years ended December 31,
	2010	2009
Net sales	$162,028	$180,451
Income from operations	$7,136	$15,466
Net income attributable to DMC	$5,167	$7,218

Net income per share:
Basic	$0.39	$0.55
Diluted	$0.39	$0.55

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.

(4)       INVESTMENT IN JOINT VENTURES

As discussed in Note 3, on April 30, 2010, we acquired the remaining non-controlling interests in two joint ventures that were previously majority-owned by our Oilfield Products business segment.  Prior to the April 30, 2010 step acquisition, these investments, which include DYNAenergetics RUS and Perfoline, were accounted for under the equity method due to certain non-controlling interest veto rights that allowed the non-controlling interest shareholders to participate in decisions related to the ordinary course of business. Operating results from January 1, 2010 through April 30, 2010 and for the year ended December 31, 2009 includes our proportionate share of income from these unconsolidated joint ventures.  As a result of the step acquisition, we now consolidate the financial statements of these entities.

Summarized unaudited financial information for the joint ventures accounted for under the equity method for the period from January 1, 2010 through April 30, 2010 and the year ended December 31, 2009 are as follows:

	2010 (a)	2009
Net sales	$2,575	$6,517
Gross profit	$656	$1,813
Operating income	$302	$900
Net income attributable to DMC	$468	$404
Equity in earnings of joint ventures	$255	$221

(a)  Represents operating results through April 30, 2010

(5)                     DEBT

Lines of credit consisted of the following at December 31, 2011 and 2010:

	2011	2010
Syndicated credit agreement revolving loan	$20,247	$1,060
Syndicated credit agreement Euro revolving loan	6,215	—
Nord LB line of credit	13	1,561
	26,475	2,621
Less current portion	(13)	(2,621)
Long-term lines of credit	$26,462	$—

Long-term debt consisted of the following at December 31, 2011 and 2010:

	2011	2010
Syndicated credit agreement term loan	$—	$22,247
Nord LB Euro term loan	—	596
Loans with former owners of LRI	1,271	1,332
	1,271	24,175
Less current maturities	(1,153)	(9,596)
Long-term debt	$118	$14,579

Syndicated Credit Agreement

On December 21, 2011, we entered into a five-year syndicated credit agreement (“credit facility”) which amended and restated in its entirety our prior syndicated credit facility entered into on November 16, 2007.  The new credit facility, which provides revolving loan availability of $36,000, 16,000 Euros and 1,500 Canadian Dollars, is through a syndicate of four banks, with JP Morgan Chase Bank, N.A. acting as administrative agent for the U.S. and Canadian dollar loans and JP Morgan Europe Ltd. acting as administrative agent for the Euro loans.  The credit facility expires on December 21, 2016.  On the date we amended and restated the credit agreement, the remaining balance of $13,247 on our term loan effectively became a revolving loan.

U.S. Dollar Revolving Loans:  At our option, borrowings under the $36,000 revolving loan can be in the form of Alternate Base Rate loans (“ABR” borrowings are based on the greater of adjusted Prime rates, adjusted CD rates, or adjusted Federal Funds rates) or one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans.  ABR loans bear interest at the defined ABR rate plus 0.00% (at our current leverage ratio) and LIBOR loans bear interest at the applicable LIBOR rate plus 1.25% (at our current leverage ratio).  As of December 31, 2011, outstanding revolving loans totaled $20,247 and had an all-in interest rate of 3.25% based on the ABR rate.  Subsequent to year end, we acquired the assets and operating business of Texas-based TRX Industries, Inc. (see Note 10).  In connection with this acquisition, we increased our revolving loan borrowings to $30,147 at an all-in interest rate of 1.55% based upon the one month LIBOR option.

Euro Revolving Loans:  At our option, borrowings under the 16,000 Euro revolving loan can be based on one, two, three, or six month Euro Interbank Offered Rate (“EURIBOR”) rates and bear interest at the applicable EURIBOR rate plus 1.25% (at our current leverage ratio).  As of December 31, 2011, we had outstanding borrowings of 4,800 Euros ($6,215 based on the December 31, 2011 exchange rate) under the Euro revolving loan bearing interest at an all-in rate of 2.91% based on the six month EURIBOR option.

Canadian Dollar Revolving Loans:  At our option, borrowings under the $1,500 Canadian Dollar revolving loan can be based on one, two, three or six month Canadian Dealer Offered Rate (“CDOR”) rates and bear interest at the applicable CDOR rate plus 1.50% (at our current ratio).  As of December 31, 2011, there were no borrowings outstanding under our $1,500 Canadian Dollar revolving loan.

The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC.

Lines of Credit with German Banks

We maintain separate lines of credit with two German banks for our DYNAenergetics operations.  These lines of credit each provide a borrowing capacity of 3,000 Euros and are also used by DYNAenergetics to issue bank guarantees to its customers to secure advance payments made by them.  One of these lines of credit had outstanding borrowings of $13 as of December 31, 2011.  As of December 31, 2011, bank guarantees secured by the lines of credit totaled $1,471 based upon the December 31, 2011 exchange rate.  The two lines of credit bear interest at EURIBOR based variable rates with a weighted average interest rate at December 31, 2011 of 3.33%.  Both lines of credit have open-ended terms and can be cancelled by the banks at any time.

Loans with Former Owners of LRI

In connection with our October 1, 2009 acquisition of LRI, we assumed loans with the former owners of LRI totaling 2,634 Canadian Dollars.  Following the acquisition, we immediately repaid 1,302 Canadian Dollars of the loans, leaving a principal balance of 1,332 Canadian Dollars, which was due in 35 equal installments beginning on December 1, 2011 with the final payment being due on October 1, 2014.  As of December 31, 2011, the outstanding balance on these loans was 1,296 Canadian Dollars ($1,271 based on the December 31, 2011 exchange rate).  Under the terms of our amended and restated credit facility, we were required to prepay the outstanding principal balance on certain of these loans in January of 2012 in the amount of 1,080 Canadian Dollars, which reduced the then remaining principal balance to 178 Canadian Dollars.  These loans bear interest at the prime rate plus 1.25% (4.25% at December 31, 2011).

Nord LB Euro Term Loan

DYNAenergetics had a 3,000 Euro term loan with Nord LB that they obtained in September 2006.  This loan, which had an outstanding balance of 450 Euros on December 31, 2010 and required quarterly principal payments of 150 Euros, was paid in full in September 2011.

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of December 31, 2011, we were in compliance with all financial covenants and other provisions of our debt agreements.

Scheduled Debt Maturity

Our long-term debt matures as follows:

Year ended December 31-
2012	1,153
2013	63
2014	55
$1,271

(6)                     STOCK OWNERSHIP AND BENEFIT PLANS

Through our 1997 Equity Incentive Plan (“1997 Plan”), we had provided for grants of both incentive stock options and non-statutory stock options. On September 21, 2006, our stockholders approved, and we adopted, the 2006 Stock Incentive Plan (“2006 Plan”).  Upon the adoption of the 2006 Plan, the 1997 Plan was terminated with respect to new grants of stock options; however, all unexercised options previously granted under the 1997 Plan remain outstanding.  The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards.  There are a total of 942,500 shares available for grant under the 2006 Plan (which includes 92,500 rolled over from the 1997 Plan).  As of December 31, 2011, we have granted an aggregate of 638,750 shares of restricted stock and restricted stock units under the 2006 Plan, leaving 303,750 shares available for future grant.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations:

	2011	2010	2009
Cost of products sold	$261	$316	$339
General and administrative expenses	2,431	2,402	2,280
Selling and distribution expenses	705	783	806
Stock-based compensation expense before income taxes	3,397	3,501	3,425
Income tax benefit	(918)	(888)	(1,117)
Stock-based compensation expense, net of income taxes	$2,479	$2,613	$2,308

Earnings per share impact:
Basic - net income	$0.19	$0.20	$0.18
Diluted - net income	$0.19	$0.20	$0.18

Our stock-based compensation expense results from restricted stock awards, restricted stock units and stock issued under the Employee Stock Purchase Plan.

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

A summary of the activity of our nonvested shares of restricted stock for the years ended December 31, 2011, 2010, and 2009 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2008	267,075	$37.46
Granted	12,000	21.88
Vested	(80,425)	32.84
Balance at December 31, 2009	198,650	$38.39
Granted	104,000	19.95
Vested	(65,161)	29.26
Balance at December 31, 2010	237,489	$32.82
Granted	116,500	20.90
Vested	(90,660)	24.16
Forfeited	(1,500)	18.79
Balance at December 31, 2011	261,829	$30.59

A summary of the activity of our nonvested restricted stock units for the years ended December 31, 2011, 2010, and 2009 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Balance at December 31, 2008	22,750	$15.96
Vested	(7,584)	15.96
Balance at December 31, 2009	15,166	$15.96
Granted	28,000	20.44
Vested	(8,583)	15.97
Balance at December 31, 2010	34,583	$19.59
Granted	32,500	20.45
Vested	(13,085)	18.24
Balance at December 31, 2011	53,998	$20.43

As of December 31, 2011, there was $3,066 and $656 of total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units, respectively.  The cost is expected to be recognized over a weighted average period of 1.43 years and 1.66 years for the restricted stock awards and restricted stock units, respectively.

Stock Options:  Our incentive stock options were granted at exercise prices that equaled the fair market value of the stock at the date of grant based upon the closing sales price of DMC’s common stock on that date. Incentive stock options generally vested 25% annually and expired ten years from the date of grant. Non-statutory stock options were generally granted at exercise prices that equaled the fair market value of the stock at the date of grant.  We have not granted options since 2006.

A summary of stock option activity for the years ended December 31, 2011, 2010, and 2009 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value
Balance at December 31, 2008	105,750	$5.24
Exercised	(77,750)	3.39
Balance at December 31, 2009	28,000	$10.37
Exercised	(8,300)	4.75
Balance at December 31, 2010	19,700	$12.74
Exercised	(4,200)	4.71
Balance at December 31, 2011	15,500	$14.92	3.26	$84

Exercisable at December 31, 2011	15,500	$14.92	3.26	$84

The intrinsic value of options exercised for the years ended December 31, 2011, 2010, and 2009 was $74, $98 and $367, respectively.  As of December 31, 2011 and 2010, there was no unrecognized stock-based compensation cost related to unvested stock options.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2011:

	Number of
	Options	Weighted
	Outstanding at	Average
Range of	and Exercisable	Remaining	Weighted
Exercise	December 31,	Contractual Life	Average
Prices	2011	in Years	Exercise Price

$1.42 - $1.42	500	1.96	$1.42
$4.87 - $4.87	5,000	3.06	$4.87
$20.62 - $20.62	10,000	3.42	$20.62
	15,500	3.26	$14.92

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 450,000 shares of which 22,772 shares remain available for future purchases. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”).  The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of DMC at the lesser of 85% of the fair market value of DMC’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 8,688; 11,005; and 10,027 shares of our stock were purchased during the years ended December 31, 2011, 2010, and 2009, respectively.  Our total stock-based compensation expense for 2011, 2010, and 2009 includes $57, $48, and $72 respectively, in compensation expense associated with the ESPP.

401(k) Plan

We offer a contributory 401(k) plan to our employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee.  Total DMC contributions were $379, $360, and $316 for the years ended December 31, 2011, 2010 and 2009, respectively.

(7)                     INCOME TAXES

The domestic and foreign components of income before tax for our operations for the years ended December 31 are summarized below:

	2011	2010	2009
Domestic	$12,550	$4,896	$16,451
Foreign	4,260	1,492	(3,468)
	$16,810	$6,388	$12,983

The components of the provision for income taxes for the years ended December 31 are as follows:

	2011	2010	2009
Current - Federal	$4,260	$2,089	$5,707
Current - State	137	(68)	282
Current - Foreign	1,559	820	1,173
	5,956	2,841	7,162

Deferred - Federal	(295)	(376)	(238)
Deferred - State	(24)	25	(92)
Deferred - Foreign
Net operating losses	71	(784)	(4,867)
Other	(1,339)	(573)	2,413
	(1,587)	(1,708)	(2,784)
	$4,369	$1,133	$4,378

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 35% in 2011, 2010, and 2009 to income before taxes for the years ended December 31 is as follows:

	2011	2010	2009
Federal income tax at statutory rate	$5,900	$2,240	$4,525
State and local tax items not included below, net	209	(185)	(854)
Effect of difference between U.S. Federal and foreign tax rates	(554)	261	2,883
Permanent differences:
Foreign interest expense	(784)	(651)	(927)
Book gain on step acquisition of joint ventures	—	(453)	—
Foreign subsidiary earnings	—	—	(801)
Other	(135)	31	(235)
Current year tax credits	(142)	(12)	(163)
Other	(125)	(98)	(50)
Provision for income taxes	$4,369	$1,133	$4,378

Our deferred tax assets and liabilities at December 31, 2011 and 2010 consist of the following:

	2011	2010
Deferred tax assets:
Income tax credit carryforward	$1,015	$1,008
Net foreign operating loss carryforward	6,196	6,267
Inventory differences	1,011	599
Allowance for doubtful accounts	111	109
Equity compensation	1,813	1,446
Vacation and other compensation accrual	261	203
Other, net	16	177
Deferred tax assets	10,423	9,809

Deferred tax liabilities:
Purchased intangible assets	(14,027)	(15,308)
Depreciation and amortization	(2,469)	(2,455)
Investment in partnerships	(1,843)	(2,329)
Deferred profit	(383)	(512)
Deferred tax liabilities	(18,722)	(20,604)

Net deferred tax liabilities	$(8,299)	$(10,795)

Current deferred tax assets	$1,469	$1,057
Current deferred tax liabilities	(68)	(17)
Long-term deferred tax assets	485	248
Long-term deferred tax liabilities	(10,185)	(12,083)
Net deferred tax assets liabilities	$(8,299)	$(10,795)

As a result of stock-based compensation in 2011, 2010, and 2009, we (decreased) increased additional paid-in-capital by $(35), $(601), and $90, respectively, for the tax impact.  To the extent these adjustments reduced taxes currently payable; they are not reflected in the current income tax provision for those years.

As of December 31, 2011, 2010 and 2009, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $27,745, $16,514 and $15,883, respectively.  Deferred income taxes have not been provided on this undistributed income, as we do not plan to initiate any action that would require the payment of U.S. income taxes on these earnings.  It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

The components of the income tax credit carryforward as of December 31, 2011 are U.S. foreign tax credits of $971 (which, if unused, expire between 2013 and 2019) and sundry state tax credits of $44 (which, if unused, expire between 2012 and 2019).  The components of the income tax credit carryforward as of December 31, 2010, are U.S. foreign tax credits of $971 (which, if unused, expire between 2014 and 2019) and sundry state tax credits of $37 (which, if unused, expire beginning in 2012 and 2016).

As of December 31, 2011 and 2010, we had no state net operating loss carryforwards.  The foreign loss carryforwards are primarily from jurisdictions which do not impose a time limitation on such carryforwards.

At December 31, 2011 and 2010, the balance of unrecognized tax benefits was $0.  We recognize interest and penalties related to uncertain tax positions in operating expense.  As of December 31, 2011 and 2010, our accrual for interest and penalties related to uncertain tax positions was $0.

DMC’s U.S. Federal tax returns for the tax years 2008-2011 remain open to examination while most of DMC’s state tax returns remain open to examination for the tax years 2007-2011.  DMC’s foreign tax returns remain open to examination for the tax years 2007-2011.

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

Beginning in 2011, we changed our methodology of allocating corporate overhead to our business segments.  In connection with this change, we no longer allocate certain corporate expenses that do not directly benefit our business segments.  The business segment disclosure for the years ended December 31, 2010 and 2009 presented below reflects our new allocation methodology.

Segment information is presented for the years ended December 31, 2011, 2010 and 2009 as follows:

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
As of and for the year ended December 31, 2011:
Net sales	$126,199	$72,782	$9,910	$208,891
Depreciation and amortization	$5,833	$4,877	$489	$11,199
Income from operations	$16,058	$6,188	$2,056	$24,302
Unallocated amounts:
Corporate expenses				(2,686)
Stock-based compensation				(3,397)
Other income				528
Interest expense				(1,945)
Interest income				8
Consolidated income before income taxes				$16,810
Segment assets	$102,473	$92,070	$6,006	$200,549
Assets not allocated to segments:
Cash and cash equivalents				5,276
Prepaid expenses and other assets				5,647
Deferred tax assets				1,954
Consolidated total assets				$213,426
Capital expenditures	$4,338	$2,904	$484	$7,726

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
As of and for the year ended December 31, 2010:
Net sales	$98,570	$45,332	$10,837	$154,739
Depreciation and amortization	$5,891	$4,351	$471	$10,713
Income from operations	$7,461	$2,426	$2,617	$12,504
Equity in earnings of joint ventures	$—	$255	$—	255
Unallocated amounts:
Corporate expenses				(2,214)
Stock-based compensation				(3,501)
Other income				2,316
Interest expense				(3,046)
Interest income				74
Consolidated income before income taxes				$6,388
Segment assets	$96,344	$89,169	$5,403	$190,916
Assets not allocated to segments:
Cash and cash equivalents				4,572
Prepaid expenses and other assets				4,600
Deferred tax assets				1,305
Consolidated total assets				$201,393
Capital expenditures	$2,407	$832	$288	$3,527

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
As of and for the year ended December 31, 2009:
Net sales	$134,096	$21,764	$9,038	$164,898
Depreciation and amortization	$5,988	$3,662	$456	$10,106
Income (loss) from operations	$23,301	$(3,074)	$1,671	$21,898
Equity in earnings of joint ventures	$—	$221	$—	221
Unallocated amounts:
Corporate expenses				(2,235)
Stock-based compensation				(3,425)
Other expense				(219)
Interest expense				(3,473)
Interest income				216
Consolidated income before income taxes				$12,983
Segment assets	$114,501	$76,325	$5,715	$196,541
Assets not allocated to segments:
Cash and cash equivalents				22,411
Prepaid expenses and other assets				3,840
Deferred tax assets				2,384
Consolidated total assets				$225,176
Capital expenditures	$3,017	$743	$157	$3,917

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2011	2010	2009
United States	$21,810	$20,784	$21,393
Germany	9,924	9,234	10,388
France	5,767	5,742	6,402
Canada	2,339	2,145	2,311
Rest of the world	1,562	1,901	1,558

Total	$41,402	$39,806	$42,052

All of our sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, France, Canada, Sweden (subsequently closed during 2011), Russia and Kazakhstan. The following represents our net sales based on the geographic location of the customer:

	For the years ended December 31,
	2011	2010	2009
United States	$81,410	$44,587	$62,955
South Korea	29,951	10,309	5,424
Canada	24,151	29,907	12,991
Germany	12,960	25,109	11,702
Russia	8,658	7,067	4,649
France	3,828	5,425	5,788
Rest of the world	47,933	32,335	61,389

Total	$208,891	$154,739	$164,898

During the years ended December 31, 2011, 2010, and 2009, no one customer accounted for more than 10% of total net sales.

(9)       COMMITMENTS AND CONTINGENCIES

We lease certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable lease agreements. Certain of these leases (primarily equipment related) are recorded as capital leases.  Amortization expense associated with the capital leases is combined with depreciation expense of fixed assets.  Details of capitalized leased assets as of December 31, 2011 and 2010 are as follows:

	2011	2010
Manufacturing equipment and tooling	$364	$1,368
Furniture, fixtures and computer equipment	57	107

Total	421	1,475

Less: Accumulated amortization	(300)	(841)

Net capitalized leased assets	$121	$634

Future minimum rental commitments under non-cancelable leases are as follows:

	Capital Leases	Operating Leases
Year ended December 31 -
2012	$72	$1,639
2013	54	1,290
2014	23	760
2015	—	565
2016	—	244
Thereafter	—	196

Total minimum payments	149	$4,694

Amounts representing interest	(13)

Present value of net minimum lease payments	136

Current portion of capital lease obligations	(66)

Capital lease obligations	$70

Total rental expense included in operations was $2,973, $2,295, and $1,713 for the years ended December 31, 2011, 2010, and 2009, respectively.

During 2008, we entered into a license agreement and a risk allocation agreement related to our U.S. Explosive Metalworking business.  These agreements provide us with the ability to perform our explosive shooting process at a second shooting site in Pennsylvania.  Future minimum payments required to be made by us under these agreements are as follows:

Year ended December 31 -
2012	$239
2013	239
2014	239
2015	239
2016	239
Thereafter	478

Total minimum payments	$1,673

In the normal course of business, we are party to various contractual disputes and claims. After considering our evaluations by legal counsel regarding pending actions, we are of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations.

(10)     SUBSEQUENT EVENT - UNAUDITED

On January 3, 2012, we acquired the assets and operating business of Texas-based TRX Industries, Inc. (“TRX”), a manufacturer of perforating guns, for a purchase price of $10,194.  TRX, which will operate as a division of DYNAenrgetics US, has been a long-term supplier to DYNAenergetics US and, in recent years, accounted for a rapidly growing percentage of its perforating gun purchases.

The acquisition of TRX was structured as an asset purchase in an all-cash transaction.  The purchase price was allocated to tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date.  The allocation of the preliminary purchase price to the assets of TRX was as follows:

Current assets	$2,702
Property, plant and equipment	2,227
Intangible assets	5,265
Deferred tax assets	40

Total assets acquired	10,234

Current liabilities	40

Total liabilities assumed	40

Net assets acquired	$10,194

We acquired identifiable finite-lived intangible assets as a result of the acquisition of TRX.  The finite-lived intangible assets acquired were classified as customer relationships and were valued at $5,265, which is being amortized over 11 years.

For the year ended December 31, 2011, TRX had net sales and operating income of approximately $11,600 and $2,900, respectively.  Approximately 40% of TRX’s net sales and operating income relates to shipments to our DYNAenergetics US subsidiary.  These results are not necessarily indicative of the future results of TRX following its integration into our company.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2011.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Annual Report.  There have been no changes in internal control over financial reporting during the fourth quarter of 2011.

Management’s Report on Internal Control over Financial Reporting

The management of Dynamic Materials Corporation and subsidiaries (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, management concluded that DMC’s internal control over financial reporting was effective as of December 31, 2011.

DMC’s internal control over financial reporting as of December 31, 2011, has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere herein.

/s/ Yvon Pierre Cariou
Yvon Pierre Cariou
President and Chief Executive Officer
March 9, 2012

/s/ Richard A. Santa
Richard A. Santa
Senior Vice President and Chief Financial Officer
March 9, 2012

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation:

We have audited Dynamic Materials Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Dynamic Materials Corporation and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dynamic Materials Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011 of Dynamic Materials Corporation and subsidiaries and our report dated March 9, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 9, 2012

ITEM 9B.             Other Information

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2011.

ITEM 11.              Executive Compensation

Item 11 incorporates information by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2011.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2011.

For information regarding securities authorized for issuance under our equity compensation plans see the Proxy Statement for our 2012 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.              Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2011.

ITEM 14.              Principal Accountant Fees and Services

Item 14 incorporates information by reference to our Proxy Statement for the 2012 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2011.

PART IV

ITEM 15.                                         Exhibits and Financial Statement Schedules

(a)(1)          Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(a)(2)      Financial Statement Schedules

See Schedule II beginning on page 84 of this Annual Report on Form 10-K.

(a)(3)      Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company’s Quarterly report on Form 10-Q/A for the quarter ended March 31, 2004).

3.2	Bylaws of the Company (incorporated by reference to the Company’s Quarterly report on Form 10-Q/A for the quarter ended March 31, 2004).
10.1

Amended and Restated Credit Agreement dated as of December 21, 2011, by and among the Company, the US borrowers party thereto, the Euro borrowers party thereto, the Canadian borrowers party thereto, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as US administrative agent, J.P. Morgan Europe Limited, as Euro administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, KeyBank National Association, as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and JPMorgan Chase Bank, N.A., as sole bookrunner and lead arranger.

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
101

The following materials from the Annual Report on Form 10-K of Dynamic Materials Corporation. For the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statement of Stockholders’ Equity, (iv) the Consolidated Statements of Cash Flows, and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text.**

* Management contract or compensatory plan or arrangement.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION

March 9, 2012	By:	/s/ Richard A. Santa
Richard A. Santa
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Yvon Pierre Cariou	President and Chief Executive Officer	March 9, 2012
Yvon Pierre Cariou	(Principal Executive Officer)

/s/ Richard A. Santa	Senior Vice President and Chief Financial Officer	March 9, 2012
Richard A. Santa	(Principal Financial and Accounting Officer)

/s/ John G. Banker	Senior Vice President, Customers and Technology	March 9, 2012
John G. Banker	(Executive Officer)

/s/ Rolf Rospek	Chief Executive Officer, DYNAenergetics	March 9, 2012
Rolf Rospek	(Executive Officer)

/s/ Dean K. Allen	Chairman and Director	March 9, 2012
Dean K. Allen

/s/ Robert A. Cohen	Director	March 9, 2012
Robert A. Cohen

/s/ James J. Ferris	Director	March 9, 2012
James J. Ferris

/s/ Richard P. Graff	Director	March 9, 2012
Richard P. Graff

/s/ Bernard Hueber	Director	March 9, 2012
Bernard Hueber

/s/ Gerard Munera	Director	March 9, 2012
Gerard Munera

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2011

PAGE
Schedule II (a)	84
Schedule II (b)	84
Schedule II (c)	84

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Accounts		Balance at
	beginning	charged to	receivable	Other	end of
	of period	income	written off	Adjustments	period
Year ended -

December 31, 2009	$614	$—	$—	$(224)	$390

December 31, 2010	$390	$—	$—	$(12)	$378

December 31, 2011	$378	$267	$(149)	$(72)	$424

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

WARRANTY RESERVE

	Balance at	Additions			Balance at
	beginning	charged to	Repairs	Other	end of
	of period	income	allowed	Adjustments	period
Year ended -

December 31, 2009	$353	$50	$(105)	$—	$298

December 31, 2010	$298	$463	$(164)	$—	$597

December 31, 2011	$597	$756	$(761)	$—	$592

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

INVENTORY RESERVE

	Balance at	Additions		Balance at
	beginning	charged to	Inventory	end of
	of period	income	write-offs	period
Year ended -

December 31, 2009	$190	$214	$(148)	$256

December 31, 2010	$256	$210	$(241)	$225

December 31, 2011	$225	$77	$(145)	$157