Form 10-Q
period 2012-03-31
DYNAMIC MATERIALS CORP
filed 2012-05-01
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

The number of shares of Common Stock outstanding was 13,483,238 as of May 1, 2012.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2012	2011
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,533	$5,276
Accounts receivable, net of allowance for doubtful accounts of $689 and $424, respectively	36,415	36,368
Inventories	46,646	43,218
Prepaid expenses and other	4,892	4,858
Current deferred tax assets	1,371	1,469

Total current assets	96,857	91,189

PROPERTY, PLANT AND EQUIPMENT	78,591	72,914
Less - accumulated depreciation	(33,098)	(31,512)

Property, plant and equipment, net	45,493	41,402

GOODWILL, net	38,399	37,507

PURCHASED INTANGIBLE ASSETS, net	47,168	42,054

DEFERRED TAX ASSETS	1,464	485

OTHER ASSETS, net	656	789

TOTAL ASSETS	$230,037	$213,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2012	2011
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,713	$14,753
Accrued expenses	5,685	5,358
Dividend payable	539	535
Accrued income taxes	1,424	780
Accrued employee compensation and benefits	3,469	4,666
Customer advances	3,494	1,918
Lines of credit	1,315	13
Current maturities on long-term debt	63	1,153
Current portion of capital lease obligations	57	66
Current deferred tax liabilities	70	68

Total current liabilities	29,829	29,310

LINES OF CREDIT	35,240	26,462

LONG-TERM DEBT	104	118

CAPITAL LEASE OBLIGATIONS	59	70

DEFERRED TAX LIABILITIES	10,889	10,185

OTHER LONG-TERM LIABILITIES	1,204	1,238

Total liabilities	77,325	67,383

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,483,238 and 13,367,169 shares issued and outstanding, respectively	674	668
Additional paid-in capital	56,965	55,983
Retained earnings	100,454	98,565
Other cumulative comprehensive loss	(5,429)	(9,256)

Total Dynamic Materials Corporation’s stockholders’ equity	152,664	145,960
Non-controlling interest	48	83

Total stockholders’ equity	152,712	146,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$230,037	$213,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in Thousands, Except Share and Per Share Data)

(unaudited)

	Three months ended
	March 31,
	2012	2011
NET SALES	$50,212	$45,574

COST OF PRODUCTS SOLD	35,835	35,272

Gross profit	14,377	10,302

COSTS AND EXPENSES:
General and administrative expenses	4,505	3,675
Selling and distribution expenses	4,190	3,726
Amortization of purchased intangible assets	1,544	1,405

Total costs and expenses	10,239	8,806

INCOME FROM OPERATIONS	4,138	1,496

OTHER INCOME (EXPENSE):
Other income (expense), net	(200)	(203)
Interest expense	(211)	(410)
Interest income	6	3

INCOME BEFORE INCOME TAXES	3,733	886

INCOME TAX PROVISION	1,342	148

NET INCOME	2,391	738

Less: Net loss attributable to non-controlling interest	(37)	(12)

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$2,428	$750

NET INCOME PER SHARE:
Basic	$0.18	$0.06
Diluted	$0.18	$0.06

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,183,000	13,045,600
Diluted	13,190,193	13,055,619

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in Thousands)

(unaudited)

	Three months ended
	March 31,
	2012	2011
Net income including non-controlling interest	$2,391	$738

Change in cumulative foreign currency translation adjustment	3,829	7,093

Total comprehensive income	6,220	7,831

Comprehensive loss attributable to non-controlling interest	(35)	(83)

Comprehensive income attributable to Dynamic Materials Corporation	$6,255	$7,914

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2012

(Amounts in Thousands)

(unaudited)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, December 31, 2011	13,367	$668	$55,983	$98,565	$(9,256)	$83	$146,043
Comprehensive income:
Net income	—	—	—	2,428	—	(37)	2,391
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,827	2	3,829
Comprehensive income						(35)	6,220
Shares issued in connection with stock compensation plans	116	6	(6)	—	—	—	—
Tax impact of stock-based compensation	—	—	19	—	—	—	19
Stock-based compensation	—	—	969	—	—	—	969
Dividends declared	—	—	—	(539)	—	—	(539)
Balances, March 31, 2012	13,483	$674	$56,965	$100,454	$(5,429)	$48	$152,712

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in Thousands)

(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,391	$738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	1,367	1,356
Amortization of purchased intangible assets	1,544	1,405
Amortization of deferred debt issuance costs	35	53
Stock-based compensation	969	792
Deferred income tax benefit	(305)	(586)
Change in:
Accounts receivable, net	1,337	(8)
Inventories	(363)	(3,678)
Prepaid expenses and other	112	(1,040)
Accounts payable	(1,359)	1,460
Customer advances	1,517	283
Accrued expenses and other liabilities	(512)	542

Net cash provided by operating activities	6,733	1,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,633)	(1,087)
Acquisition of TRX Industries	(10,294)	—
Change in other non-current assets	116	36

Net cash used in investing activities	(12,811)	(1,051)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	9,840	668
Payment on loans with former owners of LRI	(1,127)	—
Payment on Nord LB term loans	—	(205)
Payment on capital lease obligations	(24)	(76)
Payment of dividends	(535)	(529)
Contribution from non-controlling stockholder	—	42
Net proceeds from issuance of common stock to employees and directors	—	5
Tax impact of stock-based compensation	19	(128)

Net cash provided by (used in) financing activities	8,173	(223)

EFFECTS OF EXCHANGE RATES ON CASH	162	145

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,257	188

CASH AND CASH EQUIVALENTS, beginning of the period	5,276	4,572

CASH AND CASH EQUIVALENTS, end of the period	$7,533	$4,760

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Currency Amounts in Thousands, Except Share and Per Share Data)

(unaudited)

1.             BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2011.

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

2.             SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The effective tax rate for each of the periods reported differs from the U.S. statutory rate due primarily to favorable foreign permanent differences, variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods and differences between the U.S. and foreign tax rates (which range from 19% to 33%) on earnings that have been permanently reinvested.

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

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	March 31, 2012			March 31, 2011
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$2,428			$750
Less income allocated to RSAs	(53)			(15)

Net income allocated to common stock for EPS calculation	$2,375	13,183,000	$0.18	$735	13,045,600	$0.06

Adjust shares for dilutives:
Stock-based compensation plans		7,193			10,019

Diluted earnings per share:
Net income attributable to DMC	$2,428			$750
Less income allocated to RSAs	(53)			(15)

Net income allocated to common stock for EPS calculation	$2,375	13,190,193	$0.18	$735	13,055,619	$0.06

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment is to be applied retrospectively and is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Other than revised disclosures, this update did not have a material impact on our financial statements.

3.             ACQUISITIONS

TRX Industries

On January 3, 2012, we acquired the assets and operating business of Texas-based TRX Industries, Inc. (“TRX”), a manufacturer of perforating guns, for a purchase price of $10,294.  TRX, which now operates as a division of DYNAenrgetics US, has been a long-term supplier to DYNAenergetics US and, in recent years, accounted for a rapidly growing percentage of its perforating gun purchases.

The acquisition of TRX was structured as an asset purchase in an all-cash transaction.  The purchase price was allocated to tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date.  The allocation of the preliminary purchase price to the assets of TRX was as follows:

Current assets	$2,702
Property, plant and equipment	2,227
Intangible assets	5,365
Deferred tax assets	40

Total assets acquired	10,334

Current liabilities	40

Total liabilities assumed	40

Net assets acquired	$10,294

We acquired identifiable finite-lived intangible assets as a result of the acquisition of TRX.  The finite-lived intangible assets acquired were classified as customer relationships, were valued at $5,365, and are being amortized over 7 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 6.

4.      INVENTORY

The components of inventory are as follows at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Raw materials	$15,148	$15,526
Work-in-process	12,879	10,511
Finished goods	17,204	15,947
Supplies	1,415	1,234

	$46,646	$43,218

5.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive	Oilfield
	Metalworking	Products	Total
Goodwill balance at December 31, 2011	$21,637	$15,870	$37,507
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(82)	(124)	(206)
Adjustment due to exchange rate differences	623	475	1,098

Goodwill balance at March 31, 2012	$22,178	$16,221	$38,399

6.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2012:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,700	$(4,946)	$17,754
Customer relationships	44,743	(16,407)	28,336
Trademarks / Trade names	2,432	(1,354)	1,078

Total intangible assets	$69,875	$(22,707)	$47,168

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2011:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,041	$(4,525)	$17,516
Customer relationships	38,165	(14,720)	23,445
Trademarks / Trade names	2,361	(1,268)	1,093

Total intangible assets	$62,567	$(20,513)	$42,054

The change in the gross value of our purchased intangible assets from December 31, 2011 to March 31, 2012 reflects the additional intangible assets associated with the acquisition of TRX and the impact of foreign currency translation adjustments.

7.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  Total customer advances as of March 31, 2012 and December 31, 2011 are as follows and originated from several customers:

	March 31,	December 31,
	2012	2011
Customer advances	$3,494	$1,918

8.      DEBT

Lines of credit consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Syndicated credit agreement:
U.S. Dollar revolving loan	$26,000	$20,247
Euro revolving loan	7,736	6,215
Canadian Dollar revolving loan	1,504	—
Commerzbank line of credit	1,315	—
Nord LB line of credit	—	13

	36,555	26,475
Less current portion	(1,315)	(13)

Long-term lines of credit	$35,240	$26,462

Long-term debt consisted of the following at March 31, 2012 and December 31, 2011:

	March 31,	December 31,
	2012	2011
Loans with former owners of LRI	$167	$1,271
Less current maturities	(63)	(1,153)

Long-term debt	$104	$118

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of March 31, 2012, we were in compliance with all financial covenants and other provisions of our debt agreements.

9.      BUSINESS SEGMENTS

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

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies included herein and in our Annual Report on Form 10-K for the year ended December 31, 2011.  Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is presented for the three months ended March 31, 2012 and 2011 as follows:

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the three months ended March 31, 2012:
Net sales	$27,533	$20,974	$1,705	$50,212
Depreciation and amortization	$1,402	$1,385	$124	$2,911
Income (loss) from operations	$4,099	$2,046	$(87)	$6,058
Unallocated amounts:
Corporate expenses				(951)
Stock-based compensation				(969)
Other expense				(200)
Interest expense				(211)
Interest income				6

Consolidated income before income taxes				$3,733

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the three months ended March 31, 2011:
Net sales	$26,074	$17,056	$2,444	$45,574
Depreciation and amortization	$1,459	$1,180	$122	$2,761
Income from operations	$1,554	$924	$468	$2,946
Unallocated amounts:
Corporate expenses				(658)
Stock-based compensation				(792)
Other expense				(203)
Interest expense				(410)
Interest income				3

Consolidated income before income taxes				$886

During the three months ended March 31, 2012 and 2011, no one customer accounted for more than 10% of total net sales.

ITEM 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2011.

Unless stated otherwise, all currency amounts in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products and AMK Welding.  For the three months ended March 31, 2012, Explosive Metalworking accounted for 55% of our net sales and 68% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Our Oilfield Products and segment accounted for 42% and of 34% of our first quarter 2012 net sales and income from operations, respectively, while the AMK Welding segment accounted for 3% of net sales and reported a small operating loss in the first quarter of 2012.

Our net sales for the three months ended March 31, 2012 increased by $4,638, or 10.2%, compared to the same period of 2011.  The year-to-year consolidated net sales increase reflects sales increases of $1,459 (5.6%) for our Explosive Metalworking segment and $3,918 (23.0%) for our Oilfield Products segment, which were partially offset by an AMK Welding sales decrease of $739 (30.2%).  Largely as a result of an improvement in our consolidated first quarter gross margin rate to 28.6% in 2012 from 22.6% in 2011, our consolidated income from operations increased to $4,138 for the three months ended March 31, 2012 from $1,496 in the same period of 2011.  This $2,642 increase reflects increases of $2,545 and $1,122 in the operating income reported by our Explosive Metalworking and Oilfield Products segments, respectively, which were partially offset by a decrease in AMK Welding’s operating income of $555 and a net increase in aggregate unallocated corporate expenses and stock-based compensation expense of $470.  Reported consolidated operating income for the three month periods ended March 31, 2012 and 2011 includes amortization expense of $1,544 and $1,405, respectively, relating to purchased intangible assets associated with several acquisitions executed between November of 2007 and January of 2012.  We reported net income of $2,428 for the first quarter 2012 compared to $750 for the same period of 2011.

Impact of Current Economic Situation on the Company

We were only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, chemicals and petrochemicals, aluminum production, power generation, shipbuilding, industrial refrigeration, alternative energy and hydrometallurgy.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  While certain sectors continue to be slow, including alternative energy, hydrometallurgy and power generation, quoting activity in other end markets remains healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, our Explosive Metalworking segment benefited from the modest improvement in 2011 of some of the industries it supplies and we believe that it is well-positioned to further benefit as global economic conditions improve.

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

Our Explosive Metalworking backlog increased from $44,564 at December 31, 2011 to $57,253 at March 31, 2012.  Despite this 28% increase in backlog, the timing of shipments from the March 31 backlog is such that we expect second quarter 2012 Explosive Metalworking sales to be flat to down 10% from the $27,533 in sales that this segment reported in the first quarter.  However, as a result of the March 31 backlog increase and the continued strength in quoting activity, we expect full year 2012 Explosive Metalworking net sales to be flat to up slightly from the $126,199 in net sales that this segment reported in 2011.  Based upon the March 31, 2012 Explosive Metalworking backlog, recent strong quoting activity for this segment and positive sales trends in our Oilfield Products business segment, we continue to believe that our 2012 consolidated net sales could increase by 7% to 10% from the $208,891 in consolidated net sales that we reported in 2011.

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

Our backlog with respect to the Explosive Metalworking segment increased to $57,253 at March 31, 2012 from $44,564 at December 31, 2011.

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Net sales

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Net sales	$50,212	$45,574	$4,638	10.2%

Net sales for the first quarter of 2012 increased 10.2% to $50,212 from $45,574 for the first quarter of 2011.  Explosive Metalworking sales increased 5.6% to $27,533 for the three months ended March 31, 2012 (55% of total sales) from $26,074 for the same period of 2011 (57% of total sales).  This modest $1,459 increase in first quarter sales relates to timing of shipments from beginning of year backlog and reflects a positive result considering that our Explosive Metalworking backlog decreased from $56,539 at December 31, 2010 to $44,564 at December 31, 2011.

Oilfield Products contributed $20,974 to first quarter 2012 sales (42% of total sales), which represents a 23% increase from sales of $17,056 for the first quarter of 2011 (37% of total sales). This sales increase reflects incremental sales of $2,011 from the January 3, 2012 acquisition of TRX Industries and continued strong demand for our perforating products, particularly in North America, resulting from an increase in drilling activities, including the rapidly expanding use of new horizontal drilling techniques, and the re-perforation of existing oil and gas wells.

AMK Welding contributed $1,705 to first quarter 2012 sales (3% of total sales), compared to sales of $2,444 for the first quarter of 2011 (5% of total sales), a sales decrease of $739 or 30.2%.  This decrease reflects a $920, or 48.7%, decline in ground power sales that is attributable to a customer’s decision to discontinue new production work on a ground turbine platform that has accounted for a major portion of AMK’s historical ground power revenues. We believe that AMK can replace this lost revenue stream over time by developing new business opportunities with both existing and new customers in the aircraft engine, ground turbine, and oil and gas industries.

Gross profit

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Gross profit	$14,377	$10,302	$4,075	39.6%
Consolidated gross profit margin rate	28.6%	22.6%

Gross profit increased by 39.6% to $14,377 for the three months ended March 31, 2012 from $10,302 for the three months ended March 31, 2011. Our first quarter 2012 consolidated gross profit margin rate increased to 28.6% from the 22.6% gross margin that we reported for the first quarter of 2011.

The gross profit margin for Explosive Metalworking increased from 17.2% in the first quarter of 2011 to 26.2% in the first quarter of 2012, an increase of 52.5%.  This significant improvement in the first quarter 2012 gross profit margin rate relates to favorable changes in product mix as compared to the first quarter of 2011 combined with an improved pricing environment.  The extremely competitive pricing environment that existed during the last part of 2010 negatively impacted the gross margin that our Explosive Metalworking segment realized on orders shipped during the first quarter of 2011.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix.

Oilfield Products reported a gross profit margin of 33.5% in the first quarter of 2012 compared to a gross profit margin of 30.2% in the first quarter of 2011.  The increase in Oilfield Products’ gross margin for the first quarter relates principally to favorable changes in product/customer mix.

The gross profit margin for AMK Welding decreased to 11.3% in the first quarter of 2012 from 29.7% in the first quarter of 2011.  Since the majority of AMK’s manufacturing costs are fixed in nature, the $739 decrease in first quarter sales had a significant, depressing effect on the first quarter 2012 gross margin.  AMK Welding’s sales and gross margin are expected to show gradual improvement during the remaining quarters of 2012.

Based upon the expected contribution to 2012 consolidated net sales by each of our three business segments, we expect our consolidated full year 2012 gross margin to be in a range of 29% to 30%.

General and administrative expenses

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
General and administrative expenses	$4,505	$3,675	$830	22.6%
Percentage of net sales	9.0%	8.1%

General and administrative expenses increased by $830 or 22.6%, to $4,505 for the three months ended March 31, 2012 from $3,675 for the same period of 2011.  This increase includes increases of $451 and $91 in salaries and accrued incentive compensation, respectively, an increase in outside professional service fees of $169, an increase of $166 in stock-based compensation, and a net decrease of $47 in all other expense categories.  As a percentage of net sales, general and administrative expenses increased to 9.0% in the first quarter of 2012 from 8.1% in the first quarter of 2011.

Selling and distribution expenses

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Selling and distribution expenses	$4,190	$3,726	$464	12.5%
Percentage of net sales	8.3%	8.2%

Our selling and distribution expenses, which include sales commissions of $518 in the first quarter of 2012 and $593 in the first quarter of 2011, increased by 12.5% to $4,190 in the first quarter of 2012 from $3,726 in the first quarter of 2011.  The increase in our selling and distribution expenses includes increased selling and distribution expenses of $140 at our U.S. divisions and $324 at our foreign divisions.

The $140 increase in our U.S. selling and distribution expenses reflects an increase of $ $139 in salaries and accrued incentive compensation.  The $324 increase in our foreign divisions’ selling and distribution expenses reflects an increase of $161 in salary expense and a net increase of $163 in all other spending categories.  As a percentage of net sales, selling and distribution expenses increased slightly to 8.3% in the first quarter of 2012 from 8.2% in the first quarter of 2011.

Our consolidated selling and distribution expenses for the three months ended March 31, 2012 include $1,560 and $2,446 for our Explosive Metalworking and Oilfield Products business segments, respectively. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Amortization of purchased intangible assets	$1,544	$1,405	$139	9.9%
Percentage of net sales	3.1%	3.1%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX Industries.  The $139 increase in first quarter 2012 amortization expenses reflects $192 in new amortization expense associated with the TRX acquisition that were partially offset by favorable foreign currency translation effects.  Amortization expense for the three months ended March 31, 2012 includes $1,217, $280, and $47 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended March 31, 2011 includes $1,064, $292 and $49 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition and the acquisition of the two Russian joint ventures is expected to approximate €3,490 and €232, respectively, in 2012.  Our 2012 amortization expense associated with the June 2010 Austin Explosives acquisition and the January 2012 acquisition of TRX Industries is expected to approximate $435 and $765, respectively, and our 2012 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.

Operating income

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Operating income	$4,138	$1,496	$2,642	176.6%

Income from operations (“operating income”) increased by 176.6% to $4,138 in the first quarter of 2012 from $1,496 in the first quarter of 2011.

Explosive Metalworking reported operating income of $4,099 in the first quarter of 2012 compared to $1,554 in the first quarter of 2011.  This 163.8% increase is largely attributable to the 52.5% increase in the gross margin rate as discussed above. Operating results of Explosive Metalworking for the three months ended March 31, 2012 and 2011 include $523 and $546, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $2,046 in the first quarter of 2012 compared to $924 in the first quarter of 2011.  The increase in first quarter operating income for our Oilfield Products segment is principally attributable to the sales increase of $3,918.  Operating results of Oilfield Products for the three months ended March 31, 2012 and 2011 include $1,021 and $859, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported an operating loss of $87 in the first quarter of 2012, a decrease of $555 from the $468 of operating income that it reported in the first quarter of 2011.  The decline in AMK’s operating income for the three months ended March 31, 2012 is attributable to the $739 sales decline and resultant decrease in gross profit as discussed above.

Our consolidated operating income for the three months ended March 31, 2012 and 2011 includes $951 and $658, respectively, of unallocated corporate expenses and $969 and $792, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the above first quarter and year-to-date operating income totals for our Explosive Metalworking, Oilfield Products, and AMK Welding business segments.

Other income (expense), net

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Other income (expense), net	$(200)	$(203)	$3	(1.5)%

We reported net other expense of $200 in the first quarter of 2012 compared to net other expense of $203 in the first quarter of 2011.  Our reported first quarter 2012 net other expense of $200 includes net realized and unrealized foreign exchange losses of $201.  Our net other expense of $203 for the first quarter of 2011 includes net realized and unrealized foreign exchange losses of $311, offset by a gain of $50 on our currency swap agreement and net other income items aggregating $58.

Interest income (expense), net

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Interest income (expense), net	$(205)	$(407)	$202	(49.6)%

We recorded net interest expense of $205 in the first quarter of 2012 compared to net interest expense of $407 in the first quarter of 2011.  Since our average borrowings were approximately $10,000 higher in the first quarter of 2012 than in the prior year first quarter, the significant decrease in our first quarter 2012 interest expense is entirely attributable to lower average interest rates on our 2012 outstanding borrowings, including a 150 basis point interest rate reduction on revolving credit borrowings under our new five-year credit facility that we entered into on December 21, 2011.

Income tax provision

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Income tax provision	$1,342	$148	$1,194	806.8%
Effective tax rate	35.9%	16.7%

We recorded an income tax provision of $1,342 in the first quarter of 2012 compared to $148 in the first quarter of 2011.  The effective tax rate increased to 35.9% in the first quarter of 2012 from 16.7% in the first quarter of 2011 and 26.0% for the full year 2011.  Our consolidated income tax provision for the three months ended March 31, 2012 and 2011 included $788 and $476, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax provision of $554 in 2012 and a net foreign tax benefit of $328 in 2011 associated with our foreign operations and holding companies.

Our statutory income tax rates range from 19% to 33% for our various U.S. and foreign operating subsidiaries and holding companies.  In general, the fluctuations in our consolidated effective tax rate for the three month period ended March 31, 2012 and 2011 relate principally to the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods and also reflect the impact of favorable permanent differences in our foreign taxes. However, the higher than expected effective tax rate for the first quarter of 2012 resulted from a local tax increase for a key German subsidiary which required us to increase our March 31, 2012 deferred tax liabilities by $256 and record a corresponding increase in our first quarter tax provision.  The adjustment we recorded in connection with this local tax increase caused our effective tax rate for the first quarter to increase from 29.0% to 35.9%.  We currently expect our blended effective tax rate for 2012 to range from 28% to 32% based on projected full year 2012 pre-tax income.

Adjusted EBITDA

	Three Months Ended
	March 31,			Percentage
	2012	2011	Change	Change
Adjusted EBITDA	$8,055	$5,061	$2,994	59.2%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended

March 31, 2012 and 2011 was $3,880 and $3,553, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended
	March 31,
	2012	2011
Net income attributable to DMC	$2,428	$750
Interest expense	211	410
Interest income	(6)	(3)
Provision for income taxes	1,342	148
Depreciation	1,367	1,356
Amortization of purchased intangible assets	1,544	1,405

EBITDA	6,886	4,066
Stock-based compensation	969	792
Other (income) expense, net	200	203
Equity in earnings of joint ventures	—	—

Adjusted EBITDA	$8,055	$5,061

Adjusted EBITDA increased 59.2% to $8,055 in the first quarter of 2012 from $5,061 in the first quarter of 2011 primarily due to the $2,642 increase in first quarter 2012 operating income.

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

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the three months ended March 31, 2012 and the year ended December 31, 2011, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of March 31, 2012, the maximum leverage ratio permitted by our credit facility was 2.25 to 1.0. The actual leverage ratio as of March 31, 2012 was 0.95 to 1.0. The maximum leverage ratio permitted as of June 30, September 30 and December 31, 2012 is also 2.25 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of March 31, 2012, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of March 31, 2012 was 2.77 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending June 30, September 30 and December 31, 2012 is 2.0 to 1.0.

As of March 31, 2012, U.S. dollar revolving loans of $26,000, Euro revolving loans of $7,736 and Canadian Dollar revolving loans of $1,504 were outstanding under our syndicated credit agreement, $1,315 was outstanding under our separate DYNAenergetics’ line of credit agreements, and $167 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $30,292 of unutilized revolving credit loan capacity as of March 31, 2012 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of March 31, 2012, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2011.

Cash flows from operating activities

Net cash flows provided by operating activities for the three months ended March 31, 2012 totaled $6,733.  Significant sources of operating cash flow included net income of $2,391, non-cash depreciation and amortization expense of $2,946, stock-based compensation of $969, and net positive changes in working capital of $732.  Operating cash flow for the first quarter of 2012 was reduced by a deferred income tax benefit of $305.  Positive cash flows from changes in working capital included decreases in accounts receivable and prepaid expenses of $1,337 and $112, respectively, and an increase in customer advances of $1,517.  These were partly offset by a $363 increase in inventory and decreases in accounts payable of $1,359 and accrued expenses and other liabilities of $512.  All of foregoing changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

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

Cash flows from investing activities

Net cash flows used in investing activities for the three months ended March 31, 2012 totaled $12,811 which included our $10,294 cash investment in TRX Industries and $2,633 in capital expenditures.

Net cash flows used in investing activities for the three months ended March 31, 2011 totaled $1,051 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the first quarter of 2012 totaled $8,173, which included net borrowings on bank lines of credit of $9,840.  These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment on our loan with the former owners of LRI of $1,127 and payment of quarterly dividends of $535.

Net cash flows used in financing activities for the first quarter of 2011 totaled $223, which included payment of quarterly dividends of $529, $205 in principal payments on our Nord LB term loan, $128 for the negative tax impact of stock-based compensation and payment on capital lease obligations of $76.  Sources of cash flow from financing activities included net borrowings on bank lines of credit of $668.

Payment of Dividends

On March 7, 2012, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on April 16, 2012.  The dividend totaled $539 and was payable to shareholders of record as of March 30, 2012.  We also paid a quarterly cash dividend of $.04 per share in the first quarter of 2011.

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

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in our Annual Report filed on Form 10-K for the year ended December 31, 2011.

ITEM 3.                Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended September 30, 2011 or in other factors that could materially affect our internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

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

101                           The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: May 1, 2012	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief
Financial Officer (Duly Authorized Officer and
Principal Financial and Accounting Officer)