Form 10-Q
period 2012-06-30
DYNAMIC MATERIALS CORP
filed 2012-07-31
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

The number of shares of Common Stock outstanding was 13,511,464 as of July 31, 2012.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,
	2012	December 31,
	(unaudited)	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,215	$5,276
Accounts receivable, net of allowance for doubtful accounts of $385 and $424, respectively	35,273	36,368
Inventories	48,850	43,218
Prepaid expenses and other	4,509	4,858
Current deferred tax assets	1,490	1,469

Total current assets	95,337	91,189

PROPERTY, PLANT AND EQUIPMENT	79,662	72,914
Less - accumulated depreciation	(33,752)	(31,512)

Property, plant and equipment, net	45,910	41,402

GOODWILL, net	36,056	37,507

PURCHASED INTANGIBLE ASSETS, net	43,369	42,054

DEFERRED TAX ASSETS	738	485

OTHER ASSETS, net	627	789

TOTAL ASSETS	$222,037	$213,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	June 30,
	2012	December 31,
	(unaudited)	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,590	$14,753
Accrued expenses	5,031	5,358
Dividend payable	540	535
Accrued income taxes	604	780
Accrued employee compensation and benefits	3,538	4,666
Customer advances	2,036	1,918
Lines of credit	579	13
Current maturities on long-term debt	62	1,153
Current portion of capital lease obligations	45	66
Current deferred tax liabilities	119	68

Total current liabilities	27,144	29,310

LINES OF CREDIT	35,515	26,462

LONG-TERM DEBT	86	118

CAPITAL LEASE OBLIGATIONS	48	70

DEFERRED TAX LIABILITIES	9,285	10,185

OTHER LONG-TERM LIABILITIES	1,140	1,238

Total liabilities	73,218	67,383

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,511,464 and 13,367,169 shares issued and outstanding, respectively	675	668
Additional paid-in capital	57,998	55,983
Retained earnings	102,564	98,565
Other cumulative comprehensive loss	(12,508)	(9,256)

Total Dynamic Materials Corporation’s stockholders’ equity	148,729	145,960
Non-controlling interest	90	83

Total stockholders’ equity	148,819	146,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$222,037	$213,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in Thousands, Except Share and Per Share Data)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
NET SALES	$48,687	$54,165	$98,899	$99,740

COST OF PRODUCTS SOLD	34,748	38,692	70,583	73,964

Gross profit	13,939	15,473	28,316	25,776

COSTS AND EXPENSES:
General and administrative expenses	4,641	4,194	9,146	7,869
Selling and distribution expenses	4,128	3,911	8,319	7,638
Amortization of purchased intangible assets	1,520	1,471	3,064	2,876

Total costs and expenses	10,289	9,576	20,529	18,383

INCOME FROM OPERATIONS	3,650	5,897	7,787	7,393

OTHER INCOME (EXPENSE):
Other income (expense), net	409	(136)	209	(339)
Interest expense	(196)	(486)	(407)	(896)
Interest income	3	—	8	3

INCOME BEFORE INCOME TAXES	3,866	5,275	7,597	6,161

INCOME TAX PROVISION	1,167	1,418	2,509	1,565

NET INCOME	2,699	3,857	5,088	4,596

Less: Net income (loss) attributable to noncontrolling interest	46	(11)	9	(23)

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$2,653	$3,868	$5,079	$4,619

INCOME PER SHARE:
Basic	$0.20	$0.29	$0.38	$0.35
Diluted	$0.20	$0.29	$0.38	$0.35

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,205,620	13,060,456	13,203,310	13,059,782
Diluted	13,209,732	13,070,536	13,207,562	13,069,834

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in Thousands)

(unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income including non-controlling interest	$2,699	$3,857	$5,088	$4,596

Change in cumulative foreign currency translation adjustment	(7,085)	2,269	(3,254)	9,361

Total comprehensive income (loss)	(4,386)	6,126	1,834	13,957

Comprehensive income (loss) attributable to non-controlling interest	42	(9)	7	(92)

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$(4,428)	$6,135	$1,827	$14,049

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2012

(Amounts in Thousands)

(unaudited)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Interest	Total
Balances, December 31, 2011	13,367	$668	$55,983	$98,565	$(9,256)	$83	$146,043
Comprehensive income:
Net income	—	—	—	5,079	—	9	5,088
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,252)	(2)	(3,254)
Comprehensive income						7	1,834
Shares issued in connection with stock compensation plans	144	7	91	—	—	—	98
Tax impact of stock-based compensation	—	—	(11)	—	—	—	(11)
Stock-based compensation	—	—	1,935	—	—	—	1,935
Dividends declared	—	—	—	(1,080)	—	—	(1,080)
Balances, June 30, 2012	13,511	$675	$57,998	$102,564	$(12,508)	$90	$148,819

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in Thousands)

(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,088	$4,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	2,729	2,628
Amortization of purchased intangible assets	3,064	2,876
Amortization of deferred debt issuance costs	66	157
Stock-based compensation	1,935	1,663
Deferred income tax benefit	(459)	(1,367)
(Gain) loss on disposal of property, plant and equipment	(2)	101
Change in:
Accounts receivable, net	1,212	(6,763)
Inventories	(4,401)	(11,114)
Prepaid expenses and other	300	(870)
Accounts payable	80	5,759
Customer advances	169	1,396
Accrued expenses and other liabilities	(1,706)	1,693

Net cash provided by operating activities	8,075	755

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(5,595)	(2,286)
Acquisition of TRX Industries	(10,294)	—
Change in other non-current assets	126	36

Net cash used in investing activities	(15,763)	(2,250)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	9,924	5,818
Payment on loans with former owners of LRI	(1,138)	—
Payment on Nord LB term loans	—	(421)
Payment on capital lease obligations	(40)	(156)
Payment of dividends	(1,074)	(1,062)
Contribution from non-controlling stockholder	—	42
Net proceeds from issuance of common stock to employees and directors	98	99
Tax impact of stock-based compensation	(11)	(109)

Net cash provided by financing activities	7,759	4,211

EFFECTS OF EXCHANGE RATES ON CASH	(132)	325

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(61)	3,041

CASH AND CASH EQUIVALENTS, beginning of the period	5,276	4,572

CASH AND CASH EQUIVALENTS, end of the period	$5,215	$7,613

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

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	June 30, 2012			June 30, 2011
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$2,653			$3,868
Less income allocated to RSAs	(60)			(83)

Net income allocated to common stock for EPS calculation	$2,593	13,205,620	$0.20	$3,785	13,060,456	$0.29

Adjust shares for dilutives:
Stock-based compensation plans		4,112			10,080

Diluted earnings per share:
Net income attributable to DMC	$2,653			$3,868
Less income allocated to RSAs	(60)			(83)

Net income allocated to common stock for EPS calculation	$2,593	13,209,732	$0.20	$3,785	13,070,536	$0.29

	For the Six Months Ended			For the Six Months Ended
	June 30, 2012			June 30, 2011
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$5,079			$4,619
Less income allocated to RSAs	(111)			(100)

Net income allocated to common stock for EPS calculation	$4,968	13,203,310	$0.38	$4,519	13,059,782	$0.35

Adjust shares for dilutives:
Stock-based compensation plans		4,252			10,052

Diluted earnings per share:
Net income attributable to DMC	$5,079			$4,619
Less income allocated to RSAs	(111)			(100)

Net income allocated to common stock for EPS calculation	$4,968	13,207,562	$0.38	$4,519	13,069,834	$0.35

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

3.      ACQUISITIONS

TRX Industries

On January 3, 2012, we acquired the assets and operating business of Texas-based TRX Industries, Inc. (“TRX”), a manufacturer of perforating guns, for a purchase price of $10,294.  TRX, which now operates as a division of DYNAenergetics US, has been a long-term supplier to DYNAenergetics US and, in recent years, accounted for a rapidly growing percentage of its perforating gun purchases.

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

We acquired identifiable finite-lived intangible assets as a result of the acquisition of TRX.  The finite-lived intangible assets acquired were classified as customer relationships, totaling $5,365, and are being amortized over 7 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 6.

4.      INVENTORY

The components of inventory are as follows at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Raw materials	$15,338	$15,526
Work-in-process	13,834	10,511
Finished goods	18,479	15,947
Supplies	1,199	1,234
	$48,850	$43,218

5.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive	Oilfield
	Metalworking	Products	Total
Goodwill balance at December 31, 2011	$21,637	$15,870	$37,507
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(162)	(245)	(407)
Adjustment due to exchange rate differences	(594)	(450)	(1,044)

Goodwill balance at June 30, 2012	$20,881	$15,175	$36,056

6.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2012:

		Accumulated
	Gross	Amortization	Net
Core technology	$21,414	$(4,935)	$16,479
Customer relationships	42,591	(16,672)	25,919
Trademarks / Trade names	2,293	(1,322)	971

Total intangible assets	$66,298	$(22,929)	$43,369

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2011:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,041	$(4,525)	$17,516
Customer relationships	38,165	(14,720)	23,445
Trademarks / Trade names	2,361	(1,268)	1,093

Total intangible assets	$62,567	$(20,513)	$42,054

The change in the gross value of our purchased intangible assets from December 31, 2011 to June 30, 2012 reflects the additional intangible assets associated with the acquisition of TRX and the impact of foreign currency translation adjustments.

7.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of June 30, 2012 and December 31, 2011, customer advances totaled $2,036 and $1,918, respectively, and originated from several customers.

8.      DEBT

Lines of credit consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Syndicated credit agreement:
U.S. Dollar revolving loan	$25,500	$20,247
Euro revolving loan	8,552	6,215
Canadian Dollar revolving loan	1,463	—
Commerzbank line of credit	579	—
Nord LB line of credit	—	13

	36,094	26,475
Less current portion	(579)	(13)

Long-term lines of credit	$35,515	$26,462

Long-term debt consisted of the following at June 30, 2012 and December 31, 2011:

	June 30,	December 31,
	2012	2011
Loans with former owners of LRI	$148	$1,271
Less current maturities	(62)	(1,153)

Long-term debt	$86	$118

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of June 30, 2012, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

Segment information is presented for the three and six months ended June 30, 2012 and 2011 as follows:

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the three months ended June 30, 2012:
Net sales	$27,374	$18,924	$2,389	$48,687
Depreciation and amortization	$1,378	$1,379	$125	$2,882
Income from operations	$3,589	$1,701	$165	$5,455
Unallocated amounts:
Corporate expenses				(839)
Stock-based compensation				(966)
Other income				409
Interest expense				(196)
Interest income				3

Consolidated income before income taxes				$3,866

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the three months ended June 30, 2011:
Net sales	$35,751	$15,717	$2,697	$54,165
Depreciation and amortization	$1,495	$1,129	$119	$2,743
Income from operations	$5,605	$1,159	$702	$7,466
Unallocated amounts:
Corporate expenses				(698)
Stock-based compensation				(871)
Other expense				(136)
Interest expense				(486)

Consolidated income before income taxes				$5,275

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the six months ended June 30, 2012:
Net sales	$54,908	$39,898	$4,093	$98,899
Depreciation and amortization	$2,780	$2,764	$249	$5,793
Income from operations	$7,688	$3,747	$77	$11,512
Unallocated amounts:
Corporate expenses				(1,790)
Stock-based compensation				(1,935)
Other income				209
Interest expense				(407)
Interest income				8

Consolidated income before income taxes				$7,597

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the six months ended June 30, 2011:
Net sales	$61,826	$32,773	$5,141	$99,740
Depreciation and amortization	$2,954	$2,309	$241	$5,504
Income from operations	$7,159	$2,083	$1,170	$10,412
Unallocated amounts:
Corporate expenses				(1,356)
Stock-based compensation				(1,663)
Other expense				(339)
Interest expense				(896)
Interest income				3

Consolidated income before income taxes				$6,161

During the three and six months ended June 30, 2012, no one customer accounted for more than 10% of total net sales.  During the three months ended June 30, 2011, sales to one customer represented $12,354 (22.8%) of total net sales.  During the six months ended June 30, 2011, sales to one customer represented $13,585 (13.6%) of total net sales.

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as DMC Clad), Oilfield Products and AMK Welding.  For the six months ended June 30, 2012, Explosive Metalworking accounted for 56% of our net sales and 67% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Our Oilfield Products segment accounted for 40% and of 32% of our first half 2012 net sales and income from operations, respectively, while the AMK Welding segment accounted for 4% of net sales and 1% of our income from operations for the first half of 2012.

Our net sales for the six months ended June 30, 2012 decreased by $841, or 0.8%, compared to the same period of 2011.  The year-to-year consolidated net sales decrease reflects sales decreases of $6,918 (11.2%) for our Explosive Metalworking segment and $1,048 (20.4%) for our AMK Welding segment, which were largely offset by a sales increase in our Oilfield Products segment of $7,125 (21.7%).  As a result of an improvement in our consolidated first half gross margin rate to 28.6% in 2012 from 25.8% in 2011, our consolidated income from operations increased to $7,787 for the six months ended June 30, 2012 from $7,393 in the same period of 2011.  This $394 increase reflects increases of $529 and $1,664 in the operating income reported by our Explosive Metalworking and Oilfield Products segments, respectively, which were partially offset by a decrease in AMK Welding’s operating income of $1,093 and a net increase in aggregate unallocated corporate expenses and stock-based compensation expense of $706.  Reported consolidated operating income for the six month periods ended June 30, 2012 and 2011 includes amortization expense of $3,064 and $2,876, respectively, relating to purchased intangible assets associated with several acquisitions executed between November of 2007 and January of 2012.  We reported net income of $5,079 for the first half of 2012 compared to $4,619 for the same period of 2011.

Impact of Current Economic Situation on the Company

We were only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, chemicals and petrochemicals, aluminum production, power generation, shipbuilding, industrial refrigeration, alternative energy and hydrometallurgy.  These industries tend to be cyclical in nature and the current worldwide economic downturn has affected many of these markets.  While certain sectors continue to be slow, including alternative energy, hydrometallurgy and power generation, quoting activity in other end markets remains healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, our Explosive Metalworking segment benefited from the modest improvement in 2011 and early 2012 of some of the industries it supplies and we believe that it is well-positioned to further benefit as global economic conditions improve.

As a result of acquisitions made during 2009 and 2010 and strong organic sales growth beginning in the third quarter of 2010, our Oilfield Products segment has grown into a second core business for us, generating 35% of our consolidated net sales in 2011 and 40% of our year to date 2012 consolidated net sales as compared to only 13% of our consolidated net sales in 2009.

Our Explosive Metalworking backlog increased from $44,564 at December 31, 2011 to $57,253 at March 31, 2012 and then decreased slightly to $56,625 at June 30, 2012.  While second quarter 2012 Explosive Metalworking sales met our expectations, we had anticipated somewhat stronger second quarter bookings than what we realized.  As a result, we now expect full year 2012 Explosive Metalworking sales to be down by 5% to 7% from the $126,199 in net sales that this segment reported in 2011.  We also expect second half 2012 Oilfield Products sales to grow at a slower pace than the 21.7% year over year sales increase that this segment reported for the first six months of  2012.   Based upon the June 30, 2012 Explosive Metalworking backlog and lower than previously expected second half 2012 sales for our Oilfield Products business segment, we currently expect that our 2012 consolidated net sales will be comparable to the $208,891 in consolidated net sales that we reported in 2011.

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

Our backlog with respect to the Explosive Metalworking segment increased to $56,625 at June 30, 2012 from $44,564 at December 31, 2011. Our June 30, 2011 backlog was $54,026.

Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011

Net sales

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Net sales	$48,687	$54,165	$(5,478)	(10.1)%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Net sales	$98,899	$99,740	$(841)	(0.8)%

Net sales for the second quarter of 2012 decreased 10.1% to $48,687 from $54,165 for the second quarter of 2011.  Explosive Metalworking sales decreased 23.4% to $27,374 for the three months ended June 30, 2012 (56% of total sales) from $35,751 for the same period of 2011 (66% of total sales).  This $8,377 decrease in second quarter sales relates principally to timing differences with respect to when larger orders enter our backlog and the subsequent shipment of these orders.  Sales in the second quarter of 2011 included more than $11 million in shipments on two large orders that were booked in December 2010 and reflected in both our December 31, 2010 backlog of $56,539 and March 31, 2011 backlog of $58,530.  While our March 31, 2012 backlog of $57,253 represented a significant increase from the backlog of $44,564 that we reported at December 31, 2011, the larger orders included in the March 31, 2012 backlog entered the backlog during the month of March, with the majority of shipments on these orders scheduled for delivery in the third and fourth quarters of 2012.

Oilfield Products contributed $18,924 to second quarter 2012 sales (39% of total sales), which represents a 20.4% increase from sales of $15,717 for the second quarter of 2011 (29% of total sales). This sales increase reflects incremental sales of $1,745 from the January 3, 2012 acquisition of TRX Industries and continued strong demand for our perforating products, particularly in the United States, resulting from a year over year increase in drilling activities, including the expanding use of new horizontal drilling techniques, and the re-perforation of existing oil and gas wells.

AMK Welding contributed $2,389 to second quarter 2012 sales (5% of total sales), compared to sales of $2,697 for the second quarter of 2011 (5% of total sales), a sales decrease of $308 or 11.4%.  This decrease reflects a $405, or 19.8%, decline in ground power sales that is attributable to a customer’s decision to discontinue new production work on a ground turbine platform that has accounted for a major portion of AMK’s historical ground power revenues. We believe that AMK can replace this lost revenue stream over time by developing new business opportunities with both existing and new customers in the aircraft engine, ground turbine, and oil and gas industries.

Net sales for the first half of 2012 remained relatively flat at $98,899 compared to $99,740 for the first half of 2011.  Explosive Metalworking sales decreased 11.2% to $54,908 for the six months ended June 30, 2012 (56% of total sales) from $61,826 for the same period of 2011 (62% of total sales).  This $6,918 decrease in year to date sales relates principally to the timing of shipments from beginning of the year and beginning of the quarter backlogs as further explained above.

Oilfield Products contributed $39,898 to the first half 2012 sales (40% of total sales), which represents a 21.7% increase from sales of $32,773 for the first half of 2011 (33% of total sales). This sales increase reflects incremental sales of $3,756 from the January 3, 2012 acquisition of TRX Industries and continued strong demand for our perforating products, particularly in the United States, as further described above.

AMK Welding contributed $4,093 to the first half of 2012 sales (4% of total sales), compared to sales of $5,141 for the first half of 2011 (5% of total sales), a sales decrease of $1,048 or 20.4%.  This decrease reflects a $1,325, or 33.7%, decline in ground power sales that is attributable to a customer’s decision to discontinue new production work on a ground turbine platform as discussed above.

Gross profit

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Gross profit	$13,939	$15,473	$(1,534)	(9.9)%
Consolidated gross profit margin rate	28.6%	28.6%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Gross profit	$28,316	$25,776	$2,540	9.9%
Consolidated gross profit margin rate	28.6%	25.8%

Gross profit decreased by 9.9% to $13,939 for the three months ended June 30, 2012 from $15,473 for the three months ended June 30, 2011. Our second quarter 2012 consolidated gross profit margin rate of 28.6% was the same as that reported in the second quarter of 2011.  For the six months ended June 30, 2012, gross profit increased by 9.9% to $28,316 from $25,776 for the same period of 2011.  Our year to date consolidated gross profit margin rate increased to 28.6% in 2012 from 25.8% for the first six months of 2011.

The gross profit margin for Explosive Metalworking increased from 25.2% in the second quarter of 2011 to 25.5% in the second quarter of 2012, a modest increase of 1.2%.  For the six-month period, our gross profit margin for this segment increased by 18.5% to 25.9% in 2012 from 21.8% in 2011.  The significant improvement in our year to date 2012 gross profit margin rate relates to favorable changes in product mix as compared to the first half of 2011 combined with an improved pricing environment.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix.

Oilfield Products gross profit margin decreased slightly to 35.1% in the second quarter of 2012 from 35.7% in the second quarter of 2011.  Oilfield Products reported a gross profit margin of 34.2% for the first half of 2012 compared to a gross profit margin of 32.8% for the first half of 2011.  The increase in Oilfield Products’ gross margin for the first six months of 2012 relates principally to favorable changes in product/customer mix.

The gross profit margin for AMK Welding decreased to 17.0% in the second quarter of 2012 from 34.4% in the second quarter of 2011.  The gross profit margin for AMK Welding decreased to 14.6% for the first six months of 2012 from 32.2% for the first six months of 2011.  Since the majority of AMK’s manufacturing costs are fixed in nature, the decreases in AMK’s second quarter and year to date sales had a significant, depressing effect on 2012 gross margin performance.

Based upon the expected contribution to 2012 consolidated net sales by each of our three business segments, we expect our consolidated full year 2012 gross margin to be in a range of 29% to 30%.

General and administrative expenses

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
General and administrative expenses	$4,641	$4,194	$447	10.7%
Percentage of net sales	9.5%	7.7%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
General and administrative expenses	$9,146	$7,869	$1,277	16.2%
Percentage of net sales	9.2%	7.9%

General and administrative expenses increased by $447, or 10.7%, to $4,641 for the three months ended June 30, 2012 from $4,194 for the same period of 2011.  This increase includes increases of $228 in salaries and accrued incentive compensation, an increase in outside professional service fees of $144, an increase of $56 in stock-based compensation, and a net increase of $19 in all other expense categories.  As a percentage of net sales, general and administrative expenses increased to 9.5% in the second quarter of 2012 from 7.7% in the second quarter of 2011.

General and administrative expenses increased by $1,277, or 16.2%, to $9,146 for the six months ended June 30, 2012 from $7,869 for the same period of 2011.  This increase includes increases of $770 in salaries and accrued incentive compensation, an increase in outside professional service fees of $326, an increase of $223 in stock-based compensation, and a net decrease of $42 in all other expense categories.  As a percentage of net sales, general and administrative expenses increased to 9.2% in the first half of 2012 from 7.9% in the first half of 2011.

Selling and distribution expenses

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Selling and distribution expenses	$4,128	$3,911	$217	5.5%
Percentage of net sales	8.5%	7.2%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Selling and distribution expenses	$8,319	$7,638	$681	8.9%
Percentage of net sales	8.4%	7.7%

Our selling and distribution expenses, which include sales commissions of $353 in the second quarter of 2012 and $528 in the second quarter of 2011, increased by 5.5% to $4,128 in the second quarter of 2012 from $3,911 in the second quarter of 2011.  The increase in our selling and distribution expenses includes decreased selling and distribution expenses of $103 at our U.S. divisions and increased selling and distribution expenses of $320 at our foreign divisions.

The $103 decrease in our U.S. selling and distribution expenses reflects a decrease of $315 in commission expense which was partially offset by a net increase of $212 in all other expense categories.  The $320 increase in our foreign divisions’ selling and distribution expenses reflects increases of $140 and $139 in salary and commission expense, respectively, and a net increase of $41 in all other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 8.5% in the second quarter of 2012 from 7.2% in the second quarter of 2011.

Our selling and distribution expenses, which include sales commissions of $871 in the first half of 2012 and $1,121 in the first half of 2011, increased by 8.9% to $8,319 in the first half of 2012 from $7,638 in the first half of 2011.  The increase in our selling and distribution expenses includes increased selling and distribution expenses of $37 at our U.S. divisions and $644 at our foreign divisions.

The $37 increase in our U.S. selling and distribution expenses reflects a decrease of $426 in commission expense which was almost entirely offset by an increase of $184 in salaries and accrued incentive compensation and a $279 increase in all other spending categories.  The $644 increase in our foreign divisions’ selling and distribution expenses reflects an increase of $301 in salary expense, $175 in commission expense and a net increase of $168 in all other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 8.4% in the first half of 2012 from 7.7% in the first half of 2011.

Our consolidated selling and distribution expenses for the three months ended June 30, 2012 include $1,675 and $2,247, respectively, for our Explosive Metalworking and Oilfield Products business segments. For the six months ended June 30, 2012 our consolidated selling and distribution expenses include $3,235 and $4,695, respectively, for our Explosive Metalworking and Oilfield Products business segments.  The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Amortization of purchased intangible assets	$1,520	$1,471	$49	3.3%
Percentage of net sales	3.1%	2.7%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Amortization of purchased intangible assets	$3,064	$2,876	$188	6.5%
Percentage of net sales	3.1%	2.9%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX Industries.  The $49 increase in second quarter 2012 amortization expenses reflects $192 in new amortization expense associated with the TRX acquisition that were partially offset by favorable foreign currency translation effects.  Amortization expense for the three months ended June 30, 2012 includes $1,199, $275, and $46 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended June 30, 2011 includes $1,112, $307 and $52 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the six months ended June 30, 2012 includes $2,416, $555, and $93 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the six months ended June 30, 2011 includes $2,175, $600 and $101 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

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

Operating income

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Operating income	$3,650	$5,897	$(2,247)	(38.1)%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Operating income	$7,787	$7,393	$394	5.3%

Income from operations (“operating income”) decreased by 38.1% to $3,650 in the second quarter of 2012 from $5,897 in the second quarter of 2011.  For the six months ended June 30, 2012, operating income increased by 5.3% to $7,787 from $7,393 for the same period of 2011.

Explosive Metalworking reported operating income of $3,589 in the second quarter of 2012 compared to $5,605 in the second quarter of 2011.  This 36% decrease is largely attributable to the 23.4% decrease in sales discussed above. Operating results of Explosive Metalworking for the three months ended June 30, 2012 and 2011 include $513 and $574, respectively, of amortization expense of purchased intangible assets.  Explosive Metalworking reported operating income of $7,688 in the first half of 2012 as compared to $7,159 in the first half of 2011.  This 7.4% increase is largely attributable to the 18.5% increase in the gross margin rate as discussed above.  Operating results of Explosive Metalworking for the six months ended June 30, 2012 and 2011 include $1,036 and $1,120, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $1,701 in the second quarter of 2012 compared to $1,159 in the second quarter of 2011.  For the first half of 2012, Oilfield Products reported operating income of $3,747 compared to operating income of $2,083 for the first half of 2011.  The increase in second quarter and first half operating income for our Oilfield Products segment is principally attributable to sales increases of $3,207 and $7,125, respectively, as discussed above.  Operating results of Oilfield Products for the three months ended June 30, 2012 and 2011 include $1,007 and $897, respectively, of amortization expense of purchased intangible assets.  Operating results of Oilfield Products for the six months ended June 30, 2012 and 2011 include $2,028 and $1,756, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $165 in the second quarter of 2012, a decrease of $537 from the $702 of operating income that it reported in the second quarter of 2011.  AMK Welding reported operating income of $77 in the first half of 2012 compared to $1,170 in the first half of 2011.  The decline in AMK’s operating income for the three and six months ended June 30, 2012 is principally attributable to the $308 and $1,048 sales decline and resultant decrease in gross profit as discussed above.

Our consolidated operating income for the three months ended June 30, 2012 and 2011 includes $839 and $698, respectively, of unallocated corporate expenses and $966 and $871, respectively, of stock-based compensation expense.  For the six months ended June 30, 2012 and 2011, consolidated operating income includes $1,790 and $1,356, respectively, of unallocated corporate expenses and $1,935 and $1,663, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the above second quarter and year-to-date operating income totals for our Explosive Metalworking, Oilfield Products, and AMK Welding business segments.

Other income (expense), net

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Other income (expense), net	$409	$(136)	$545	(400.7)%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Other income (expense), net	$209	$(339)	$548	(161.7)%

We reported net other income of $409 in the second quarter of 2012 compared to net other expense of $136 in the second quarter of 2011.  Our reported second quarter 2012 net other income of $409 includes net realized and unrealized foreign exchange gains of $403.  Our second quarter 2011 net other expense of $136 includes net realized and unrealized foreign exchange losses of

$154 and net other expense items aggregating $19, which were offset by a gain of $37 on our currency swap agreement.

We reported net other income of $209 for the first six months of 2012 compared to net other expense of $339 for the first six months of 2011.  Our reported first half 2012 net other income of $209 includes net realized and unrealized foreign exchanges gains of $202.  Our first half 2011 net other expense of $339 includes net realized and unrealized foreign exchange losses of $465, offset by a gain of $87 on our currency swap agreement and net other income items aggregating $39.

Interest income (expense), net

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Interest income (expense), net	$(193)	$(486)	$293	(60.3)%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Interest income (expense), net	$(399)	$(893)	$494	(55.3)%

We recorded net interest expense of $193 in the second quarter of 2012 compared to net interest expense of $486 in the second quarter of 2011.  We recorded net interest expense of $399 in the first half of 2012 compared to net interest expense of $893 in the first half of 2011.  Since our average borrowings were approximately $8,000 higher during the first half of 2012 than during the first six months of 2011, the significant decrease in 2012 interest expense is entirely attributable to lower average interest rates on our 2012 outstanding borrowings, including a 150 basis point interest rate reduction on revolving credit borrowings under our new five-year credit facility that we entered into on December 21, 2011.

Income tax provision

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Income tax provision	$1,167	$1,418	$(251)	(17.7)%
Effective tax rate	30.2%	26.9%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Income tax provision	$2,509	$1,565	$944	60.3%
Effective tax rate	33.0%	25.4%

We recorded an income tax provision of $1,167 in the second quarter of 2012 compared to $1,418 in the second quarter of 2011.  The effective tax rate increased to 30.2% in the second quarter of 2012 from 26.9% in the second quarter of 2011 and 26.0% for the full year 2011.  Our consolidated income tax provision for the three months ended June 30, 2012 and 2011 included $784 and $1,815, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax provision of $383 in 2012 and a net foreign tax benefit of $397 in 2011 associated with our foreign operations and holding companies.

For the six months ended June 30, 2012, we recorded an income tax provision of $2,509 compared to $1,565 in the same period of 2011.  The effective tax rate increased to 33.0% in the first half of 2012 from 25.4% in the first half of 2011.  Our consolidated income tax provision for the six months ended June 30, 2012 and 2011 included $1,572 and $2,291, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax provision of $937 in 2012 and a net foreign tax benefits of $726 in 2011 associated with our foreign operations and holding companies.

Our statutory income tax rates range from 19% to 35% for our various U.S. and foreign operating subsidiaries and holding companies.  The fluctuations in our consolidated effective tax rates for the three and six month periods ended June 30, 2012 and 2011 relate principally to the different tax rates in our U.S. and foreign tax jurisdictions and the variation in expected contribution to consolidated pre-tax income from each jurisdiction for the respective full year periods of 2011 and 2012 and also reflect the impact of favorable permanent differences in our foreign taxes. However, the higher than expected effective tax rate for the first half of 2012 resulted from (a) a local tax increase for a key German subsidiary which required us to increase our March 31, 2012 deferred tax liabilities by $256 and record a corresponding increase in our first quarter tax provision and (b) an increase of approximately $301 to our second quarter income tax provision to account for the expiration of certain U.S. tax provisions at the beginning of 2012 related to current earnings of certain foreign subsidiaries.  There is a possibility that these U.S. tax provisions relating to certain foreign earnings will be extended without substantial modifications.  If this were to occur, the additional tax expense that we recorded in the second quarter of 2012 would likely be reversed in a future period.  We currently expect our blended effective tax rate for 2012 to range from 30% to 32% based on projected full year 2012 pre-tax income.

Adjusted EBITDA

	Three Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Adjusted EBITDA	$7,452	$9,522	$(2,070)	(21.7)%

	Six Months Ended
	June 30,			Percentage
	2012	2011	Change	Change
Adjusted EBITDA	$15,506	$14,583	$923	6.3%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended June 30, 2012 and 2011 was $3,848 and $3,614, respectively, and for the six months ended June 30, 2012 and 2011 was $7,728 and $7,167, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net income attributable to DMC	$2,653	$3,868	$5,079	$4,619
Interest expense	196	486	407	896
Interest income	(3)	—	(8)	(3)
Provision for income taxes	1,167	1,418	2,509	1,565
Depreciation	1,362	1,272	2,729	2,628
Amortization of purchased intangible assets	1,520	1,471	3,064	2,876

EBITDA	6,895	8,515	13,780	12,581
Stock-based compensation	966	871	1,935	1,663
Other (income) expense, net	(409)	136	(209)	339

Adjusted EBITDA	$7,452	$9,522	$15,506	$14,583

Adjusted EBITDA decreased by 21.7% to $7,452 in the second quarter of 2012 from $9,522 in the second quarter of 2011 primarily due to the $2,247 decrease in second quarter 2012 operating income.  Adjusted EBITDA increased 6.3% to $15,506 in the first half of 2012 from $14,583 in the first half of 2011 primarily due to $394 increase in the first half 2012 operating income and $561 aggregate increase in non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense.

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

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the six months ended June 30, 2012 and the year ended December 31, 2011, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of June 30, 2012, the maximum leverage ratio permitted by our credit facility was 2.25 to 1.0. The actual leverage ratio as of June 30, 2012 was 0.98 to 1.0. The maximum leverage ratio permitted as of September 30 and December 31, 2012 is also 2.25 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of June 30, 2012, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of June 30, 2012 was 2.34 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending September 30 and December 31, 2012 is 2.0 to 1.0.

As of June 30, 2012, U.S. dollar revolving loans of $25,500, Euro revolving loans of $8,552 and Canadian Dollar revolving loans of $1,463 were outstanding under our syndicated credit agreement, $579 was outstanding under our separate DYNAenergetics’ line of credit agreements, and $148 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $29,037 of unutilized revolving credit loan capacity as of June 30, 2012 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of June 30, 2012, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2011.

Cash flows from operating activities

Net cash flows provided by operating activities for the first half of 2012 totaled $8,075.  Significant sources of operating cash flow included net income of $5,088, non-cash depreciation and amortization expense of $5,859 and stock-based compensation of $1,935.  Operating cash flow for the first half of 2012 was reduced by a deferred income tax benefit of $459 and net negative changes in working capital of $4,346.  Negative cash flows from changes in working capital included a $4,401 increase in inventory and a $1,706 decrease in accrued expenses and other liabilities.  These were partially offset by decreases in accounts receivable and prepaid expenses of $1,212 and $300, respectively, and increases in customer advances and accounts payable of $169 and $80, respectively.  All of foregoing changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

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

Cash flows from investing activities

Net cash flows used in investing activities for the first half of 2012 totaled $15,763 which included our $10,294 cash investment in TRX Industries and $5,595 in capital expenditures.

Net cash flows used by investing activities for the first half of 2011 totaled $2,250 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the first half of 2012 totaled $7,759, which included net borrowings on bank lines of credit of $9,924.  These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment on our loan with the former owners of LRI of $1,138 and payment of quarterly dividends of $1,074.

Net cash flows provided by financing activities for the first half of 2011 totaled $4,211, which included net borrowings on bank lines of credit of $5,818, a contribution of $42 from our non-controlling stockholder and $99 in net proceeds from the issuance of common stock relating to the exercise of stock options.  These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment of quarterly dividends of $1,062, $421 in principal payments on our Nord LB term loan, $109 for the negative tax impact of stock-based compensation and payment on capital lease obligations of $156.

Payment of Dividends

On May 24, 2012, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on July 16, 2012.  The dividend totaled $540 and was payable to shareholders of record as of July 31, 2012.  On March 7, 2012, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on April 16, 2012.  The dividend totaled $539 and was payable to shareholders of record as of March 30, 2012.  We also paid a quarterly cash dividend of $.04 per share in the first and second quarters of 2011.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended June 30, 2012 or in other factors that could materially affect our internal controls over financial reporting.

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

Not applicable.

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

101

The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*                                         Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: July 31, 2012	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)