Form 10-Q
period 2012-09-30
DYNAMIC MATERIALS CORP
filed 2012-10-30
CIK 34067

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

Form 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares of Common Stock outstanding was 13,511,464 as of October 30, 2012.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,
	2012	December 31,
	(unaudited)	2011
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,381	$5,276
Accounts receivable, net of allowance for doubtful accounts of $421 and $424, respectively	37,719	36,368
Inventories	49,961	43,218
Prepaid expenses and other	4,239	4,858
Current deferred tax assets	1,615	1,469

Total current assets	104,915	91,189

PROPERTY, PLANT AND EQUIPMENT	85,198	72,914
Less - accumulated depreciation	(35,205)	(31,512)

Property, plant and equipment, net	49,993	41,402

GOODWILL, net	36,637	37,507

PURCHASED INTANGIBLE ASSETS, net	42,701	42,054

DEFERRED TAX ASSETS	977	485

OTHER ASSETS, net	610	789

TOTAL ASSETS	$235,833	$213,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands, Except Share and Per Share Data)

	September 30,
	2012	December 31,
	(unaudited)	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,281	$14,753
Accrued expenses	5,373	5,358
Dividend payable	540	535
Accrued income taxes	557	780
Accrued employee compensation and benefits	5,232	4,666
Customer advances	1,355	1,918
Current debt obligations	67	1,166
Current portion of capital lease obligations	44	66
Current deferred tax liabilities	107	68

Total current liabilities	25,556	29,310

LINES OF CREDIT	43,552	26,462

LONG-TERM DEBT	72	118

CAPITAL LEASE OBLIGATIONS	37	70

DEFERRED TAX LIABILITIES	9,410	10,185

OTHER LONG-TERM LIABILITIES	1,212	1,238

Total liabilities	79,839	67,383

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,511,464 and 13,367,169 shares issued and outstanding, respectively	675	668
Additional paid-in capital	58,907	55,983
Retained earnings	105,779	98,565
Other cumulative comprehensive loss	(9,463)	(9,256)

Total Dynamic Materials Corporation’s stockholders’ equity	155,898	145,960
Non-controlling interest	96	83

Total stockholders’ equity	155,994	146,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,833	$213,426

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in Thousands, Except Share and Per Share Data)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
NET SALES	$50,149	$54,890	$149,048	$154,630

COST OF PRODUCTS SOLD	34,800	40,058	105,383	114,023

Gross profit	15,349	14,832	43,665	40,607

COSTS AND EXPENSES:
General and administrative expenses	4,668	4,359	13,815	12,227
Selling and distribution expenses	4,011	3,359	12,330	10,997
Amortization of purchased intangible assets	1,520	1,448	4,584	4,324

Total costs and expenses	10,199	9,166	30,729	27,548

INCOME FROM OPERATIONS	5,150	5,666	12,936	13,059

OTHER INCOME (EXPENSE):
Other income (expense), net	180	(9)	390	(348)
Interest expense	(216)	(326)	(622)	(1,222)
Interest income	16	1	25	4

INCOME BEFORE INCOME TAXES	5,130	5,332	12,729	11,493

INCOME TAX PROVISION	1,373	1,072	3,882	2,637

NET INCOME	3,757	4,260	8,847	8,856

Less: Net income (loss) attributable to non-controlling interest	3	(13)	13	(36)

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$3,754	$4,273	$8,834	$8,892

INCOME PER SHARE:
Basic	$0.28	$0.32	$0.65	$0.67
Diluted	$0.28	$0.32	$0.65	$0.67

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,212,246	13,065,397	13,204,086	13,060,009
Diluted	13,216,229	13,072,076	13,208,259	13,069,765

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in Thousands)

(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income including non-controlling interest	$3,757	$4,260	$8,847	$8,856

Change in cumulative foreign currency translation adjustment	3,049	(7,241)	(207)	2,120

Total comprehensive income (loss)	6,806	(2,981)	8,640	10,976

Comprehensive income (loss) attributable to non-controlling interest	6	(10)	13	(102)

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$6,800	$(2,971)	$8,627	$11,078

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012

(Amounts in Thousands)

(unaudited)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balances, December 31, 2011	13,367	$668	$55,983	$98,565	$(9,256)	$83	$146,043
Net income	—	—	—	8,834	—	13	8,847
Change in cumulative foreign currency translation adjustment	—	—	—	—	(207)	—	(207)
Shares issued in connection with stock compensation plans	144	7	91	—	—	—	98
Tax impact of stock-based compensation	—	—	(5)	—	—	—	(5)
Stock-based compensation	—	—	2,838	—	—	—	2,838
Dividends declared	—	—	—	(1,620)	—	—	(1,620)
Balances, September 30, 2012	13,511	$675	$58,907	$105,779	$(9,463)	$96	$155,994

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in Thousands)

(unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,847	$8,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	4,121	4,183
Amortization of purchased intangible assets	4,584	4,324
Amortization of deferred debt issuance costs	96	261
Stock-based compensation	2,838	2,535
Deferred income tax benefit	(763)	(1,904)
(Gain) loss on disposal of property, plant and equipment	(32)	69
Change in:
Accounts receivable, net	(588)	(7,311)
Inventories	(4,565)	(11,267)
Prepaid expenses and other	635	(1,210)
Accounts payable	(2,458)	680
Customer advances	(554)	1,278
Accrued expenses and other liabilities	316	1,764

Net cash provided by operating activities	12,477	2,258

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(10,526)	(4,364)
Acquisition of TRX Industries	(10,294)	—
Change in other non-current assets	152	20

Net cash used in investing activities	(20,668)	(4,344)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	17,087	3,999
Payment on loans with former owners of LRI	(1,157)	—
Payment on Nord LB term loans	—	(633)
Payment on capital lease obligations	(53)	(233)
Payment of dividends	(1,614)	(1,596)
Contribution from non-controlling stockholder	—	42
Net proceeds from issuance of common stock to employees and directors	98	99
Tax impact of stock-based compensation	(5)	(109)

Net cash provided by financing activities	14,356	1,569

EFFECTS OF EXCHANGE RATES ON CASH	(60)	61

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,105	(456)

CASH AND CASH EQUIVALENTS, beginning of the period	5,276	4,572

CASH AND CASH EQUIVALENTS, end of the period	$11,381	$4,116

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

Computation and reconciliation of earnings per common share are as follows:

	For the Three Months Ended			For the Three Months Ended
	September 30, 2012			September 30, 2011
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$3,754			$4,273
Less income allocated to RSAs	(83)			(92)

Net income allocated to common stock for EPS calculation	$3,671	13,212,246	$0.28	$4,181	13,065,397	$0.32

Adjust shares for dilutives:
Stock-based compensation plans		3,983			6,679

Diluted earnings per share:
Net income attributable to DMC	$3,754			$4,273
Less income allocated to RSAs	(83)			(92)

Net income allocated to common stock for EPS calculation	$3,671	13,216,229	$0.28	$4,181	13,072,076	$0.32

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2012			September 30, 2011
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$8,834			$8,892
Less income allocated to RSAs	(196)			(192)

Net income allocated to common stock for EPS calculation	$8,638	13,204,086	$0.65	$8,700	13,060,009	$0.67

Adjust shares for dilutives:
Stock-based compensation plans		4,173			9,756

Diluted earnings per share:
Net income attributable to DMC	$8,834			$8,892
Less income allocated to RSAs	(196)			(192)

Net income allocated to common stock for EPS calculation	$8,638	13,208,259	$0.65	$8,700	13,069,765	$0.67

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

We acquired identifiable finite-lived intangible assets as a result of the acquisition of TRX.  The finite-lived intangible assets acquired were classified as customer relationships, totaling $5,365, and are being amortized over 6 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 6.

4.      INVENTORY

The components of inventory are as follows at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Raw materials	$15,152	$15,526
Work-in-process	14,811	10,511
Finished goods	18,627	15,947
Supplies	1,371	1,234
	$49,961	$43,218

5.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive	Oilfield
	Metalworking	Products	Total
Goodwill balance at December 31, 2011	$21,637	$15,870	$37,507
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(240)	(362)	(602)
Adjustment due to exchange rate differences	(151)	(117)	(268)

Goodwill balance at September 30, 2012	$21,246	$15,391	$36,637

6.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2012:

		Accumulated
	Gross	Amortization	Net
Core technology	$21,897	$(5,321)	$16,576
Customer relationships	43,450	(18,271)	25,179
Trademarks / Trade names	2,343	(1,397)	946

Total intangible assets	$67,690	$(24,989)	$42,701

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2011:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,041	$(4,525)	$17,516
Customer relationships	38,165	(14,720)	23,445
Trademarks / Trade names	2,361	(1,268)	1,093

Total intangible assets	$62,567	$(20,513)	$42,054

The change in the gross value of our purchased intangible assets from December 31, 2011 to September 30, 2012 reflects the additional intangible assets associated with the acquisition of TRX and the impact of foreign currency translation adjustments.

7.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of September 30, 2012 and December 31, 2011, customer advances totaled $1,355 and $1,918, respectively, and originated from several customers.

8.      DEBT

Lines of credit consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Syndicated credit agreement:
U.S. Dollar revolving loan	$32,900	$20,247
Euro revolving loan	9,127	6,215
Canadian Dollar revolving loan	1,525	—
Commerzbank line of credit	2	—
Nord LB line of credit	—	13

	43,554	26,475
Less current portion	(2)	(13)

Long-term lines of credit	$43,552	$26,462

Long-term debt consisted of the following at September 30, 2012 and December 31, 2011:

	September 30,	December 31,
	2012	2011
Loans with former owners of LRI	$137	$1,271
Less current maturities	(65)	(1,153)

Long-term debt	$72	$118

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of September 30, 2012, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

Segment information is presented for the three and nine months ended September 30, 2012 and 2011 as follows:

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the three months ended September 30, 2012:
Net sales	$29,771	$18,044	$2,334	$50,149
Depreciation and amortization	$1,357	$1,417	$138	$2,912
Income from operations	$5,451	$1,139	$386	$6,976
Unallocated amounts:
Corporate expenses				(923)
Stock-based compensation				(903)
Other income				180
Interest expense				(216)
Interest income				16

Consolidated income before income taxes				$5,130

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the three months ended September 30, 2011:
Net sales	$33,396	$18,790	$2,704	$54,890
Depreciation and amortization	$1,466	$1,399	$138	$3,003
Income from operations	$4,599	$1,881	$572	$7,052
Unallocated amounts:
Corporate expenses				(514)
Stock-based compensation				(872)
Other expense				(9)
Interest expense				(326)
Interest income				1

Consolidated income before income taxes				$5,332

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the nine months ended September 30, 2012:
Net sales	$84,680	$57,941	$6,427	$149,048
Depreciation and amortization	$4,137	$4,181	$387	$8,705
Income from operations	$13,138	$4,886	$463	$18,487
Unallocated amounts:
Corporate expenses				(2,713)
Stock-based compensation				(2,838)
Other income				390
Interest expense				(622)
Interest income				25

Consolidated income before income taxes				$12,729

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
For the nine months ended September 30, 2011:
Net sales	$95,221	$51,563	$7,846	$154,630
Depreciation and amortization	$4,419	$3,709	$379	$8,507
Income from operations	$11,758	$3,964	$1,742	$17,464
Unallocated amounts:
Corporate expenses				(1,870)
Stock-based compensation				(2,535)
Other expense				(348)
Interest expense				(1,222)
Interest income				4

Consolidated income before income taxes				$11,493

During the three and nine months ended September 30, 2012, no one customer accounted for more than 10% of total net sales.  During the three and nine months ended September 30, 2011, no one customer accounted for more than 10% of total net sales.

10.    SUBSEQUENT EVENT

On October 8, 2012, the Board of Directors appointed Kevin T. Longe as President and Chief Executive Officer of DMC effective March 1, 2013.  Mr. Longe will succeed Yvon Cariou, who will retire after serving as DMC’s President and Chief Executive Officer since 2000.  As result of Mr. Cariou’s planned retirement on March 1, 2013 and in accordance with the terms of underlying restricted stock award agreements, vesting will be accelerated to his retirement date on 33,666 shares of restricted stock awards granted in 2011 and 2012 that were scheduled to vest between January 2014 and January 2016.  This accelerated vesting will result in the accelerated recognition of $618 in stock-based compensation expense over the next five months, with $364 and $254 of this expense being recognized in the fourth quarter of 2012 and first quarter of 2013, respectively.

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as DMC Nobelclad), Oilfield Products and AMK Welding.  For the nine months ended September 30, 2012, Explosive Metalworking accounted for 57% of our net sales and 71% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Our Oilfield Products segment accounted for 39% and of 26% of our year-to-date 2012 net sales and income from operations, respectively, while the AMK Welding segment accounted for 4% of net sales and 3% of our income from operations for year-to-date 2012.

Our consolidated net sales for the nine months ended September 30, 2012 decreased by $5,582, or 3.6%, compared to the same period of 2011.  The year-to-year consolidated net sales decrease reflects sales decreases of $10,541 (11.1%) for our Explosive Metalworking segment and $1,419 (18.1%) for our AMK Welding segment, which were partially offset by a sales increase in our Oilfield Products segment of $6,378 (12.4%).  As a result of an improvement in our consolidated gross margin rate to 29.3% in 2012 from 26.3% in 2011, our year-to-date consolidated gross profit increased by $3,058, or 7.5%, despite the 3.6% drop in our consolidated net sales.  This increase in gross profit was offset by a $3,181, or 11.6%, increase in our total operating expenses, resulting in a slight decrease in our consolidated income from operations to $12,936 for the nine months ended September 30, 2012 from $13,059 in the same period of 2011.  This $123 decrease reflects increases of $1,380 and $922 in the operating income reported by our Explosive Metalworking and Oilfield Products segments, respectively, which were partially offset by a decrease in AMK Welding’s operating income of $1,279 and a net increase in aggregate unallocated corporate expenses and stock-based compensation expense of $1,146.  Reported consolidated operating income for the nine month periods ended September 30, 2012 and 2011 includes amortization expense of $4,584 and $4,324, respectively, relating to purchased intangible assets associated with several acquisitions executed between November of 2007 and January of 2012.  We reported net income of $8,834 for year-to-date 2012 compared to $8,892 for the same period of 2011.

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

As a result of acquisitions made during 2009 and 2010 and strong organic sales growth beginning in the third quarter of 2010, our Oilfield Products segment has grown into a second core business for us, generating 35% of our consolidated net sales in 2011 and 39% of our year-to-date 2012 consolidated net sales as compared to only 13% of our consolidated net sales in 2009.

Our Explosive Metalworking backlog increased from $44,564 at December 31, 2011 to $56,625 at June 30, 2012 and then decreased to $48,360 at September 30, 2012.  While third quarter 2012 Explosive Metalworking sales met our expectations, we had anticipated somewhat stronger third quarter bookings than we realized.  As a result, we now expect full year 2012 Explosive Metalworking sales to be down by 9% to 10% from the $126,199 in net sales that this segment reported in 2011.  We also experienced a slowdown in Oilfield Products sales during the third quarter of 2012, particularly in North America where the near-term outlook remains uncertain.  Based upon the September 30, 2012 Explosive Metalworking backlog and lower than previously expected third quarter 2012 and fourth quarter 2012 projected sales for our Oilfield Products business segment, we currently expect that our 2012 consolidated net sales will be 3% to 4% lower than the $208,891 in consolidated net sales that we reported in 2011.

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

Our backlog with respect to the Explosive Metalworking segment increased to $48,360 at September 30, 2012 from $44,564 at December 31, 2011. Our September 30, 2011 backlog was $47,123.

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

Net sales

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Net sales	$50,149	$54,890	$(4,741)	(8.6)%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Net sales	$149,048	$154,630	$(5,582)	(3.6)%

Net sales for the third quarter of 2012 decreased 8.6% to $50,149 from $54,890 for the third quarter of 2011.  Explosive Metalworking sales decreased 10.9% to $29,771 for the three months ended September 30, 2012 (59% of total sales) from $33,396 for the same period of 2011 (61% of total sales).  Since our Explosive Metalworking backlog of $56,625 as of June 30, 2012 was slightly higher than the June 30, 2011 backlog of $54,026, the $3,625 decrease in third quarter 2012 sales relates principally to timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders.

Oilfield Products contributed $18,044 to third quarter 2012 sales (36% of total sales), which represents a 4.0% decline from sales of $18,790 for the third quarter of 2011 (34% of total sales).

After adjusting for incremental sales of $1,007 from the January 3, 2012 acquisition of TRX Industries, third quarter sales decreased by $1,753 or 9.3%. This decrease is principally attributable to a decline in rig count in both the United States and Canada since the end of the second quarter which negatively affected our North American sales.

AMK Welding contributed $2,334 to third quarter 2012 sales (5% of total sales), compared to sales of $2,704 for the third quarter of 2011 (5% of total sales), a sales decrease of $370 or 13.7%.  This decrease reflects a $457, or 24.2%, decline in ground power sales that is attributable to a customer’s decision to discontinue new production work on a ground turbine platform that has accounted for a major portion of AMK’s historical ground power revenues. We believe that AMK can replace this lost revenue stream over time by developing new business opportunities with both existing and new customers in the aircraft engine, ground turbine, and oil and gas industries.

Net sales for the nine months ended September 30, 2012 decreased to $149,048 compared to $154,630 for the same period of 2011.  Explosive Metalworking sales decreased 11.1% to $84,680 for the nine months ended September 30, 2012 (57% of total sales) from $95,221 for the same period of 2011 (62% of total sales).  Our beginning of the year Explosive Metalworking backlog decreased to $44,564 at the beginning of 2012 from $56,539 at the beginning of 2011.  The $10,541 decrease in year-to-date 2012 sales follows this $11,975 decrease in beginning of the year backlogs.

Oilfield Products contributed $57,941 to year-to-date 2012 sales (39% of total sales), which represents a 12.4% increase from sales of $51,563 for year-to-date 2011 (33% of total sales). This sales increase reflects incremental sales of $4,763 from the January 3, 2012 acquisition of TRX Industries and generally strong demand for our perforating products, particularly in the United States during the first six months of 2012, before North American demand weakened in the third quarter as further described above.

AMK Welding contributed $6,427 to year-to-date 2012 sales (4% of total sales), compared to sales of $7,846 for the same period of 2011 (5% of total sales), a sales decrease of $1,419 or 18.1%.  This decrease reflects a $1,783, or 30.6%, decline in ground power sales that is attributable to a customer’s decision to discontinue new production work on a ground turbine platform as discussed above.

Gross profit

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Gross profit	$15,349	$14,832	$517	3.5%
Consolidated gross profit margin rate	30.6%	27.0%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Gross profit	$43,665	$40,607	$3,058	7.5%
Consolidated gross profit margin rate	29.3%	26.3%

Despite the 8.6% decrease in third quarter 2012 sales as discussed above, our third quarter 2012 gross profit increased by 3.5% to $15,349 from $14,832 for the three months ended September 30, 2011. Our third quarter 2012 consolidated gross profit margin rate increased by 13.3% to 30.6% from 27.0% for the third quarter of 2011.  For the nine months ended September 30, 2012, gross profit increased by 7.5% to $43,665 from $40,607 for the same period of 2011.

Our year-to-date consolidated gross profit margin rate increased by 11.4% to 29.3% in 2012 from 26.3% for the nine months ended September 30, 2011.

The gross profit margin for Explosive Metalworking increased from 22.6% in the third quarter of 2011 to 29.7% in the third quarter of 2012, an increase of 31.5%.  For the nine-month period, our gross profit margin for this segment increased by 23.2% to 27.2% in 2012 from 22.1% in 2011.  The significant improvement in our year-to-date 2012 gross profit margin rate relates to favorable changes in product mix as compared to the first nine months of 2011 combined with an improved pricing environment.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix.

Oilfield Products gross profit margin decreased slightly to 33.0% in the third quarter of 2012 from 34.5% in the third quarter of 2011.  Oilfield Products reported a gross profit margin of 33.9% for the nine months ended September 30, 2012 compared to a gross profit margin of 33.4% for the same period of 2011.  The decline in the third quarter gross margin rate reflects a combination of unfavorable changes in product/customer mix and a more competitive pricing environment in North America associated with the declining in drilling activity discussed above.  The modest increase in Oilfield Products’ gross margin for the nine-month period of 2012 relates principally to favorable changes in product/customer mix.

The gross profit margin for AMK Welding decreased to 26.5% in the third quarter of 2012 from 31.5% in the third quarter of 2011.  The gross profit margin for AMK Welding decreased to 18.9% for the nine-month period of 2012 from 31.9% for the same period of 2011.  Since the majority of AMK’s manufacturing costs are fixed in nature, the decreases in AMK’s third quarter and year-to-date sales had a significant, depressing effect on 2012 gross margin performance.

Based upon the expected contribution to 2012 consolidated net sales by each of our three business segments, we expect our consolidated full year 2012 gross margin to be in a range of 29% to 30%.

General and administrative expenses

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
General and administrative expenses	$4,668	$4,359	$309	7.1%
Percentage of net sales	9.3%	7.9%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
General and administrative expenses	$13,815	$12,227	$1,588	13.0%
Percentage of net sales	9.3%	7.9%

General and administrative expenses increased by $309, or 7.1%, to $4,668 for the three months ended September 30, 2012 from $4,359 for the same period of 2011.  This increase includes increases of $178 in salaries and accrued incentive compensation and a net increase of $131 in all other expense categories.  As a percentage of net sales, general and administrative expenses increased to 9.3% in the third quarter of 2012 from 7.9% in the third quarter of 2011.

General and administrative expenses increased by $1,588, or 13.0%, to $13,815 for the nine months ended September 30, 2012 from $12,227 for the same period of 2011.  This increase includes increases of $921 in salaries and accrued incentive compensation, an increase in outside professional service fees of $119, an increase of $215 in stock-based compensation, and a net increase of $333 in all other expense categories.  As a percentage of net sales, general and administrative expenses increased to 9.3% for the nine months ended September 30, 2012 from 7.9% in the same period of 2011.

Selling and distribution expenses

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Selling and distribution expenses	$4,011	$3,359	$652	19.4%
Percentage of net sales	8.0%	6.1%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Selling and distribution expenses	$12,330	$10,997	$1,333	12.1%
Percentage of net sales	8.3%	7.1%

Our selling and distribution expenses, which include sales commissions of $281 in the third quarter of 2012 and $222 in the third quarter of 2011, increased by 19.4% to $4,011 in the third quarter of 2012 from $3,359 in the third quarter of 2011.  The increase in our selling and distribution expenses includes increased selling and distribution expenses of $422 and $230 at our U.S. divisions and foreign divisions, respectively.

The $422 increase in our U.S. selling and distribution expenses reflects an aggregate increase of $148 in salaries, accrued incentive compensation and commission expense and a net increase of $274 in all other expense categories.  The $230 increase in our foreign divisions’ selling and distribution expenses reflects an increase of $80 in salary and commission expense and a net increase of $150 in all other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 8.0% in the third quarter of 2012 from 6.1% in the third quarter of 2011.

Our selling and distribution expenses, which include sales commissions of $1,151 and $1,343 for the nine months ended September 30, 2012 and 2011, respectively increased by 12.1% to $12,330 for the first nine months of 2012 from $10,997 in the same period of 2011.  The increase in our selling and distribution expenses includes increased selling and distribution expenses of $459 at our U.S. divisions and $874 at our foreign divisions.

The $459 increase in our U.S. selling and distribution expenses reflects a decrease in commission expense of $348 that was offset by an increase in salaries and accrued incentive compensation of $255 and a net increase in all other spending categories of $552.  The $874 increase in our foreign divisions’ selling and distribution expenses reflects increases of $402 in salary expense and $155 in commission expense along with a net increase of $317 in all other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 8.3% for the nine months ended September 30, 2012 from 7.1% for the nine months ended September 30, 2011.

Our consolidated selling and distribution expenses for the three months ended September 30, 2012 include $1,736 and $2,078, respectively, for our Explosive Metalworking and Oilfield Products business segments. For the nine months ended September 30, 2012 our consolidated selling and distribution expenses include $4,972 and $6,772, respectively, for our Explosive Metalworking and Oilfield Products business segments.  The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Amortization of purchased intangible assets	$1,520	$1,448	$72	5.0%
Percentage of net sales	3.0%	2.6%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Amortization of purchased intangible assets	$4,584	$4,324	$260	6.0%
Percentage of net sales	3.1%	2.8%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior year acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX Industries.  The $72 increase in third quarter 2012 amortization expenses reflects $224 in new amortization expense associated with the TRX acquisition that was partially offset by favorable foreign currency translation effects.  Amortization expense for the three months ended September 30, 2012 includes $1,207, $268, and $45 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended September 30, 2011 includes $1,094, $303 and $51 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the nine months ended September 30, 2012 includes $3,623, $823, and $138 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the nine months ended September 30, 2011 includes $3,270, $902 and $152 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition and the acquisition of the two Russian joint ventures is expected to approximate €3,490 and €232, respectively, in 2012.  Our 2012 amortization expense associated with the June 2010 Austin Explosives acquisition and the January 2012 acquisition of TRX Industries is expected to approximate $435 and $895, respectively, and our 2012 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.

Operating income

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Operating income	$5,150	$5,666	$(516)	(9.1)%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Operating income	$12,936	$13,059	$(123)	(0.9)%

Income from operations (“operating income”) decreased by 9.1% to $5,150 in the third quarter of 2012 from $5,666 in the third quarter of 2011.  For the nine months ended September 30, 2012, operating income decreased by 0.9% to $12,936 from $13,059 for the same period of 2011.

Explosive Metalworking reported operating income of $5,451 in the third quarter of 2012 compared to $4,599 in the third quarter of 2011.  This 18.5% increase is largely attributable to the 31.5% increase in the gross margin rate discussed above. Operating results of Explosive Metalworking for the three months ended September 30, 2012 and 2011 include $500 and $565, respectively, of amortization expense of purchased intangible assets.  Explosive Metalworking reported operating income of $13,138 for the nine months ended September 30, 2012 as compared to $11,758 for the nine months ended September 30, 2011.  This 11.7% increase is largely attributable to the 23.2% increase in the gross margin rate as discussed above.  Operating results of Explosive Metalworking for the nine months ended September 30, 2012 and 2011 include $1,536 and $1,685, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $1,139 in the third quarter of 2012 compared to $1,881 in the third quarter of 2011.  The decrease in third quarter operating income reflects a $533 decrease in gross profit, which is attributable to a 4.0% sales decline and a 4.4% decrease in gross margin rate, and a $209, or 4.5%, increase in total operating expenses.  For the nine-month period of 2012, Oilfield Products reported operating income of $4,886 compared to $3,964 for the same period of 2011.  The increase in year-to-date operating income for our Oilfield Products segment is principally attributable to the sales increase of $6,378, or 12.4%, as discussed above and a corresponding $2,374 increase in gross profit.  This gross profit increase was partially offset by an increase of $1,452, or 10.9%, in total operating expenses.  Operating results of Oilfield Products for the three months ended September 30, 2012 and 2011 include $1,020 and $883, respectively, of amortization expense of purchased intangible assets.  Operating results of Oilfield Products for the nine months ended September 30, 2012 and 2011 include $3,048 and $2,639, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $386 in the third quarter of 2012, a decrease of $186 from the $572 of operating income that it reported in the third quarter of 2011.  AMK Welding reported operating income of $463 for the nine months ended September 30, 2012 compared to $1,742 for the same period of 2011.  The decline in AMK’s operating income for the three and nine months ended September 30, 2012 is principally attributable to the $370 and $1,419 sales decline and resultant decrease in gross profit as discussed above.

Our consolidated operating income for the three months ended September 30, 2012 and 2011 includes $923 and $514, respectively, of unallocated corporate expenses and $903 and $872, respectively, of stock-based compensation expense.  For the nine months ended September 30, 2012 and 2011, consolidated operating income includes $2,713 and $1,870, respectively, of unallocated corporate expenses and $2,838 and $2,535, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the above third quarter and year-to-date operating income totals for our Explosive Metalworking, Oilfield Products, and AMK Welding business segments.

Other income (expense), net

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Other income (expense), net	$180	$(9)	$189	(2100.0)%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Other income (expense), net	$390	$(348)	$738	(212.1)%

We reported net other income of $180 in the third quarter of 2012 compared to net other expense of $9 in the third quarter of 2011.  Our reported third quarter 2012 net other income of $180 includes net realized and unrealized foreign exchange gains of $144.  Our third quarter 2011 net other expense of $9 includes net realized and unrealized foreign exchange losses of $55 and net other income items aggregating $46.

We reported net other income of $390 for the nine months ended September 30, 2012 compared to net other expense of $348 for the same period of 2011.  Our reported year-to-date 2012 net other income of $390 includes net realized and unrealized foreign exchanges gains of $346.  Our year-to-date 2011 net other expense of $348 includes net realized and unrealized foreign exchange losses of $520, offset by a gain of $87 on our currency swap agreement and net other income items aggregating $85.

Interest income (expense), net

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Interest income (expense), net	$(200)	$(325)	$125	(38.5)%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Interest income (expense), net	$(597)	$(1,218)	$621	(51.0)%

We recorded net interest expense of $200 in the third quarter of 2012 compared to net interest expense of $325 in the third quarter of 2011.  We recorded net interest expense of $597 for the nine month period ended September 30, 2012 compared to net interest expense of $1,218 for the same period of 2011.  Since our average borrowings were approximately $9,300 higher during the nine months ended September 30, 2012 than during the nine months ended September 30, 2011, the significant decrease in 2012 interest expense is entirely attributable to lower average interest rates on our 2012 outstanding borrowings, including a 150 basis point interest rate reduction on revolving credit borrowings under our new five-year credit facility that we entered into on December 21, 2011.

Income tax provision

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Income tax provision	$1,373	$1,072	$301	28.1%
Effective tax rate	26.8%	20.1%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Income tax provision	$3,882	$2,637	$1,245	47.2%
Effective tax rate	30.5%	22.9%

We recorded an income tax provision of $1,373 in the third quarter of 2012 compared to $1,072 in the third quarter of 2011.  The effective tax rate increased to 26.8% in the third quarter of 2012 from 20.1% in the third quarter of 2011 and 26.0% for the full year 2011.  Our consolidated income tax provision for the three months ended September 30, 2012 and 2011 included $1,106 and $1,142, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax provision of $267 in 2012 and a net foreign tax benefit of $70 in 2011 associated with our foreign operations and holding companies.

For the nine months ended September 30, 2012, we recorded an income tax provision of $3,882 compared to $2,637 in the same period of 2011.  The effective tax rate increased to 30.5% for the nine-month period ended September 30, 2012 from 22.9% for the same period of 2011.  Our consolidated income tax provision for the nine months ended September 30, 2012 and 2011 included $2,678 and $3,433, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax provision of $1,204 in 2012 and a net foreign tax benefits of $796 in 2011 associated with our foreign operations and holding companies.

Our statutory income tax rates range from 19% to 35% for our various U.S. and foreign operating subsidiaries and holding companies.  The fluctuations in our consolidated effective tax rates for the three and nine month periods ended September 30, 2012 and 2011 relate principally to the different tax rates in our U.S. and foreign tax jurisdictions and the variation in expected contribution to consolidated pre-tax income from each jurisdiction for the respective full year periods of 2011 and 2012 and also reflect the impact of favorable permanent differences in our foreign taxes. Our third quarter 2012 effective tax rate of 26.8% was much lower than our year-to-date 2012 effective tax rate of 30.5% due to the high effective tax rate of 33.0% that we reported for the first half of 2012 which resulted from (a) a local tax increase for a key German subsidiary which required us to increase our deferred tax liabilities by $256 and record a corresponding increase in our first quarter tax provision and (b) an increase of approximately $301 to our second quarter income tax provision to account for the expiration of certain U.S. tax laws at the beginning of 2012 related to current earnings of certain foreign subsidiaries.  There is a possibility that these U.S. tax laws relating to certain foreign earnings will be extended without substantial modifications.  If this were to occur, the additional tax expense that we recorded in the second quarter of 2012 would likely be reversed in a future period.  We currently expect our blended effective tax rate for 2012 to range from 30% to 32% based on projected full year 2012 pre-tax income.

Adjusted EBITDA

	Three Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Adjusted EBITDA	$8,962	$9,554	$(592)	(6.2)%

	Nine Months Ended
	September 30,			Percentage
	2012	2011	Change	Change
Adjusted EBITDA	$24,466	$24,137	$329	1.4%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended September 30, 2012 and 2011 was $3,815 and $3,875, respectively, and for the nine months ended September 30, 2012 and 2011 was $11,543 and $11,042, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income attributable to DMC	$3,754	$4,273	$8,834	$8,892
Interest expense	216	326	622	1,222
Interest income	(16)	(1)	(25)	(4)
Provision for income taxes	1,373	1,072	3,882	2,637
Depreciation	1,392	1,555	4,121	4,183
Amortization of purchased intangible assets	1,520	1,448	4,584	4,324

EBITDA	8,239	8,673	22,018	21,254
Stock-based compensation	903	872	2,838	2,535
Other (income) expense, net	(180)	9	(390)	348

Adjusted EBITDA	$8,962	$9,554	$24,466	$24,137

Adjusted EBITDA decreased by 6.2% to $8,962 in the third quarter of 2012 from $9,554 in the third quarter of 2011 primarily due to the $516 decrease in third quarter 2012 operating income.  Adjusted EBITDA increased 1.4% to $24,466 for the nine months ended September 30, 2012 from $24,137 for the nine months ended September 30, 2011 primarily due to a $501 increase in year-to-date 2012 aggregate increase in non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense.

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

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the nine months ended September 30, 2012 and the year ended December 31, 2011, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of September 30, 2012, the maximum leverage ratio permitted by our credit facility was 2.25 to 1.0. The actual leverage ratio as of September 30, 2012 was 1.23 to 1.0. The maximum leverage ratio permitted as of December 31, 2012 is also 2.25 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of September 30, 2012, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of September 30, 2012 was 2.46 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending December 31, 2012 is 2.0 to 1.0.

As of September 30, 2012, U.S. dollar revolving loans of $32,900, Euro revolving loans of $9,127 and Canadian Dollar revolving loans of $1,525 were outstanding under our syndicated credit agreement, $2 was outstanding under our separate DYNAenergetics’ line of credit agreements, and $137 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $22,252 of unutilized revolving credit loan capacity as of September 30, 2012 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of September 30, 2012, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2011.

Cash flows from operating activities

Net cash flows provided by operating activities for the nine months ended September 30, 2012 totaled $12,477.  Significant sources of operating cash flow included net income of $8,847, non-cash depreciation and amortization expense of $8,801 and stock-based compensation of $2,838.  Operating cash flow for year-to-date 2012 was reduced by a deferred income tax benefit of $763 and net negative changes in working capital of $7,214.  Negative cash flows from changes in working capital included increases in inventory and accounts receivable of $4,565 and $588, respectively and decreases in accounts payable and customer advances of $2,458 and $554, respectively.  These were partially offset by a decrease in prepaid expenses of $635 and an increase in accrued expenses and other liabilities of $316.  All of foregoing changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

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

Cash flows from investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2012 totaled $20,668 which included our $10,294 cash investment in TRX Industries and $10,526 in capital expenditures.

Net cash flows used by investing activities for the nine months ended September 30, 2011 totaled $4,344 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the nine months ended September 30, 2012 totaled $14,356, which included net borrowings on bank lines of credit of $17,087.  These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment on our loan with the former owners of LRI of $1,157 and payment of quarterly dividends of $1,614.

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

Payment of Dividends

On August 29, 2012, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on October 15, 2012.  The dividend totaled $540 and was payable to shareholders of record as of September 30, 2012.  We also paid a quarterly cash dividend of $.04 per share in the first and second quarters of 2012 totaling $539 and $540, respectively.  We also paid a quarterly cash dividend of $.04 per share in the first, second and third quarters of 2011.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended September 30, 2012 or in other factors that could materially affect our internal controls over financial reporting.

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

101          The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date: October 30, 2012	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)