Form 10-K
period 2012-12-31
DYNAMIC MATERIALS CORP
filed 2013-03-14
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $221,320,927 as of June 30, 2012.

The number of shares of Common Stock outstanding was 13,683,307 as of March 14, 2013.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2012.

PART I

ITEM 1.                                                Business

Overview

References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “DMC” and the “Company” refer to Dynamic Materials Corporation and its consolidated subsidiaries.

Dynamic Materials Corporation is an industrial manufacturer focusing on niche markets related to the building of equipment and materials to support the infrastructure of the process and energy industries. Built upon specialized technologies, the Company seeks to establish a global presence through an international network of manufacturing facilities and sales offices.  Today, the Company operates in three business segments: Explosive Metalworking (57% of 2012 net sales), Oilfield Products (39% of 2012 net sales), and AMK Welding (4% of 2012 net sales).

We are a leading provider of explosion-welded clad metal plates.  Explosion-weld cladding uses an explosive charge to bond together plates of different metals that do not bond easily with traditional welding techniques.  We refer to this part of our business as “Nobelclad” or the “Explosive Metalworking” segment.  Nobelclad markets its explosion-welded clad products under the Detaclad® trade name.  Nobelclad’s products are used in critical applications in a variety of industries, including oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration.  Nobelclad’s market leadership for explosion-welded clad metal plates is a result of its state-of-the-art manufacturing facilities, technological leadership, and production expertise.  We believe our customers select us for our high quality product, speed and reliability of delivery, and cost effectiveness.  We have a global sales force through which we sell our products in international markets.  Our Explosive Metalworking operations are located in the United States, Germany and France.

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

There are three major industrial clad plate manufacturing technologies:

•                                          Explosion welding

•                                          Hot Rollbonding

•                                          Weld overlay

Explosion welding, the technology utilized by Nobelclad, is the most versatile of the foregoing clad plate manufacturing technologies. Being a robust cold welding technology, explosion-welded clad products exhibit high bond strength combined with the unaltered corrosion resistance and mechanical properties of the pre-clad components.  The explosion-welded clad process is suitable for joining virtually any combination of common engineering metals.  Explosion-welded clad metal is produced as flat plates or concentric cylinders which can be further formed and fabricated as needed. When fabricated properly, the two metals will not come apart. The dimensional capabilities of the process are broad: cladding metal layers can range from a few thousandths of an inch to several inches and base metal thickness and lateral dimensions are primarily limited by the size capabilities of the world’s metal production mills.  Explosion welding is used to clad a very broad range of metals to steel including aluminum, titanium, zirconium, nickel alloys, and stainless steels.  The alternative technologies are typically limited to the latter two.  In addition to being used as clad plates, the explosion welded components can be used as transition pieces, facilitating conventional welding of dissimilar metals.  Nobelclad transition joints are used in the aluminum production and shipbuilding industries.

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

Clad Metal End Use Markets

Explosion-welded clad metal is primarily used in construction of large industrial equipment involving high pressures and temperatures and needs to be corrosion resistant.  The eight broad industrial sectors discussed below comprise the bulk of demand for Nobelclad’s business.  The demand for clad metal is driven by the underlying demand for new equipment and facility maintenance in these primary market sectors.  Overall, the market for explosion-welded clad metal has continuously grown since its inception, with demand dependent upon the underlying needs of the various market sectors.  There has been significant capital investment in many of these markets.

Oil and Gas:  Oil and gas end use markets include both oil and gas production and petroleum refining.  Oil and gas production covers a broad scope of operations related to recovering oil and/or gas for subsequent processing in refineries.  Clad metal is used in separators, glycol contactors, piping, heat exchangers and other related equipment.  The increase in oil and gas production from deep, hot, and more corrosive fields has significantly increased the demand for clad equipment.  Many non-traditional energy production methods are potentially commercially viable for bringing natural gas to the market.  Clad is commonly used in these facilities.  The primary clad metals for this market are stainless steel and nickel alloys clad to steel, with some use of reactive metals.

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

Aluminum Production:  Aluminum is reduced from its oxide in large electric smelters called potlines.  The electric current is carried via aluminum conductors.  The electricity must be transmitted into steel components for the high temperature smelting operations.  Aluminum cannot be welded to steel conventionally.  Explosion-welded aluminum-steel transition joints provide an energy efficient and highly durable solution for making these connections.  Modern potlines use a large number of transition joints.  Transition joints are typically replaced after approximately five years in service.  Although aluminum production is the major electrochemical application for Nobelclad products, there are a number of other electrochemical applications including production of magnesium, chlorine and chlorate.

Shipbuilding:  The combined problems of corrosion and top-side weight drive significant demand for our aluminum-steel transition joints.  Top-side weight is often a significant problem with tall ships, including cruise ships, naval vessels, ferries and yachts.  Use of aluminum in the upper structure and steel in the lower structure provides stability.  Bolted joints between aluminum and steel corrode quickly in seawater.  Aluminum cannot be welded directly to steel using traditional welding processes. Welded joints can only be made using transition joints.  Nobelclad products can be found on many well-known ships, including the QE II and modern U.S. Navy aircraft carriers.

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

Oil and Gas Field Perforating Industry

The oil and gas industry uses perforating products in oil and gas fields to punch holes in the casing or liner of wells to connect them to the reservoir.  The operator runs a casing or liner into the well and then inserts the perforating guns, which contain a series of specialized shaped charges.  Once fired, the perforating guns provide access to the specified sections of the desired areas of the targeted formations.  Completing wells through the use of perforation guns can provide more control over the well.

DYNAenergetics End Use Markets

DYNAenergetics products are used to perform both perforating services—which require shaped charges, detonators, boosters, detonating cords, and perforating guns—and seismic prospecting.  DYNAenergetics manufactures and distributes a comprehensive array of perforating products.  Our DYNAenergetics products are generally purchased by oilfield service companies who use our perforating products for oil and gas recovery and our seismic products for oil and gas exploration activities.

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

Business Segments

We operate three business segments: Explosive Metalworking (which we also refer to as Nobelclad), Oilfield Products (which we also refer to as DYNAenergetics), and AMK Welding. The Explosive Metalworking segment uses proprietary explosive processes to fuse dissimilar metals and alloys and has more than 40 years of experience.  We are the largest explosion-welded clad metal manufacturer in both North America and Europe.   DYNAenergetics produces special shaped charges, detonators, detonating cords, bidirectional boosters, and perforating guns for the perforation of oil and gas wells and has more than a decade of experience providing specialized products to the oil and gas industry.  AMK Welding utilizes various specialized technologies to weld components for use in power-generation turbines as well as commercial and military jet engines and has 40 years of experience.

Explosive Metalworking

The Explosive Metalworking segment seeks to build on its leadership position in its markets.  During the year ended December 31, 2012, the Explosive Metalworking segment represented approximately 57% of our revenue.  The three manufacturing plants and their respective shooting sites in Pennsylvania, Germany and France provide the production capacity to address concurrent projects for Nobelclad’s current domestic and international customer base.

The primary product of the Explosive Metalworking segment is explosion-welded clad metal plate. Clad metal plates are used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers for oil and gas, alternative energy, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries.  The characteristics of Nobelclad’s explosive metalworking processes may enable the development of new products in a variety of industries and Nobelclad continues to explore such development opportunities.

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

EXPLOSION-WELDING PROCESS

Explosion-welded cladding technology is a method to weld metals that cannot be welded by conventional processes, such as titanium-steel, aluminum-steel, and aluminum-copper. It can also be used to weld compatible metals, such as stainless steels and nickel alloys to steel.  The cladding metals are typically titanium, stainless steel, aluminum, copper alloys, nickel alloys, tantalum, and zirconium. The base metals are typically carbon steel, alloy steel, stainless steel and aluminum.  Although the patents for the explosion-welded cladding process have expired, Nobelclad has proprietary knowledge that distinguishes it from its competitors.  The entire explosion-welding process involves significant precision in all stages, and any errors can be extremely costly as they result in the discarding of the expensive raw material metals.  Nobelclad’s technological expertise is a significant advantage in preventing costly waste.

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

Nobelclad’s metal products are primarily produced on a project-by-project basis conforming to requirements set forth in customers’ purchase orders. Upon receipt of an order, Nobelclad obtains the component materials from a variety of sources based on quality, availability and cost and then produces the order in one of its four manufacturing plants.  Final products are processed to meet contract specific requirements for product configuration and quality/inspection level.

DYNAenergetics

DYNAenergetics manufactures, markets, and sells perforating explosives and associated hardware and seismic explosives, for the international oil and gas industry.  While DYNAenergetics has been producing detonating cords and detonators and selling these and seismic explosives systems for decades, since 1994 significant emphasis has been placed on enhancing its oilfield product offerings by improving existing products and adding new products.  In recent years, various types of detonating cords and detonators have been added as well as bi-directional boosters, a wide range of shaped charges, and corresponding gun systems. Within the last year, DYNAenergetics began manufacturing detonators for seismic exploration systems.  DYNAenergetic’s four manufacturing facilities are located in Germany, Canada, the United States and Russia and it is currently constructing two additional manufacturing facilities in Texas and Siberia.  Additionally, DYNAenergetics now designs and manufactures custom-ordered perforating products for third-party customers according to their designs and specifications.

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

Welding processes used by AMK Welding include electron beam and gas tungsten arc welding processes.  AMK Welding also has considerable expertise in vacuum chamber welding, which is a critical capability when welding titanium, high temperature nickel alloys and other specialty alloys.  These welding techniques are used for the welding of blades and vanes and other turbine parts typically located in the hot gas path of aircraft engines.  In addition to its welding capabilities, AMK Welding also uses various heat treatment and non-destructive examination processes, such as radiographic inspection, in support of its welding operations.

Suppliers, Competition, Customer Profile, Marketing and Research and Development

Nobelclad

Suppliers and Raw Materials

Nobelclad uses a range of alloys, steels and other materials for its operations, such as stainless steel, copper alloys, nickel alloys, titanium, zirconium, tantalum, aluminum and other metals.  Nobelclad sources its raw materials from a number of different producers and suppliers. Nobelclad holds a limited metal inventory and purchases its raw materials based on contract specifications. Under most contracts, any raw material price increases are passed on to Nobelclad’s customers.  Nobelclad closely monitors the quality of its supplies and inspects the type, dimensions, markings, and certification of all incoming metals to ensure that the materials will satisfy applicable construction codes. Nobelclad also manufactures a majority of its own explosives from standard raw materials, thus achieving higher quality and lower cost.

Competition

Metal Cladding.  Nobelclad faces competition from alternative technologies such as rollbond and weld overlay. Usually the three processes do not compete directly against each other, each having its own preferential domain of application relating to metal used and thicknesses required.  However, due to specific project considerations such as technical specifications, price and delivery time, explosion-welding may have the opportunity to compete successfully against these technologies.  Rollbond is only produced by a few steel mills in the world.  The weld overlay process, which is produced among the many vessel fabricators who are often also Nobelclad customers, is a slow and labor intensive process that requires a large amount of floor space for the equipment.

Explosion-Welded Metal Cladding.  Competition in the explosion-welded clad metal business is fragmented.  Nobelclad holds a strong market position in the clad metal industry. Nobelclad is the leading producer of explosion-welded clad products in North America, and it has a strong position in Europe against smaller competitors. Nobelclad’s main competitor in Asia is a division of Asahi Kasei, which has competitive technology and a recognized local brand name.  There are several explosion-welded clad producers in China, most of whom are technically limited and are currently not exporters outside of their domestic market. A number of additional small competitors operate throughout the world.  To remain competitive, Nobelclad intends to continue developing and providing technologically advanced manufacturing services, maintain quality levels, offer flexible delivery schedules, deliver finished products on a reliable basis and compete favorably on the basis of price.

Customer Profile

Nobelclad’s products are used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other similar industries.  Nobelclad’s customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures.  Nobelclad’s customers can be divided into three tiers: the product end users (e.g., operators of chemical processing plants), the engineering contractors who design and construct plants for end users, and the metal fabricators who manufacture the products or equipment that utilize Nobelclad’s metal products.  It is typically the fabricator that places the purchase order with Nobelclad and pays the corresponding invoice.  Nobelclad has developed strong relationships over the years with the engineering contractors (relatively large companies) who sometimes act as prescriptor to fabricators.

Marketing, Sales, Distribution

Nobelclad conducts its selling efforts by marketing its services to potential customers through senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. Nobelclad markets its clad metal products to three tiers of customers: end-user owner companies, engineering contractors, and metal fabricators.  Nobelclad’s sales office in the United States covers the Americas and East Asia.  Its sales offices in Europe cover the full European continent, Africa, the Middle East, India, and Southeast Asia.  These sales teams are further supported by local sales offices in Italy, the Middle East, and India, with contract agents in most other developed countries, including China, Korea, Russia and Brazil.  Contract agents typically work under multi-year agreements which are subject to sales performance as well as compliance with Nobelclad quality and customer service expectations.  Members of the global sales team may be called to work on projects located outside their usual territory.  By maintaining relationships with its existing customers, developing new relationship with prospective customers, and educating all its customers as to the technical benefits of Nobelclad’s products, Nobelclad endeavors to have its products specified as early as possible in the design process.

Nobelclad’s sales are generally shipped from the manufacturing locations in the United States, Germany and France.  Generally, any shipping costs or duties for which Nobelclad is responsible will be included in the price paid by the customer.  Regardless of where the sale is booked (in Europe or the U.S.), Nobelclad will produce it, capacity permitting, at the location closest to the delivery place. In the event that there is a short term capacity issue, Nobelclad produces the order at any of its production sites, prioritizing timing.  The various production sites allow Nobelclad to meet customer production needs in a timely manner.

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

DYNAenergetics

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

Marketing, Sales, Distribution

DYNAenergetics’ worldwide marketing and sales efforts for its oilfield and seismic products are based in Laatzen, Germany.  DYNAenergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, the establishment of international distribution centers to better manage high international transport costs, and educating current and potential customers about its products and technologies.  Currently, DYNAenergetics sells its oilfield and seismic products through wholly owned affiliates in the U.S., Canada and Russia; through a majority owned subsidiary in Kazakhstan; and through independent sales agents in other parts of the world.  DYNAenergetics has fourteen sales and distributions centers in the United States and Canada to better serve its oilfield customers in these regions.

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

Our current explosive metalworking segment is comprised of the Company’s U.S. Clad operations as well as the assets and operations purchased in the Nobelclad and Dynaplat acquisitions.  We recently branded our explosive metalworking operations under the single name Nobelclad.  The Oilfield Products segment is comprised entirely of DYNAenergetics and its subsidiaries.  Our third segment is AMK Welding.  Property locations for these operations are listed in detail in Item 2.

Employees

As of December 31, 2012, we employed 511 employees, the majority of whom are engaged in manufacturing operations, with the remainder being engaged in sales and marketing or corporate functions.

The majority of our manufacturing employees are not unionized.  Of the 511 employees, 231 are U.S. based, 134 are based in Germany at the Dynaplat and DYNAenergetics facilities, 65 are based in France at the Nobelclad facility, 40 are based in Canada at the DYNAenergetics Canada facilities, 34 are based in Russia at our DYNAenergetics RUS and Perfoline facilities, 6 are based in Kazakhstan at our KAZ DYNAenergetics facility and 1 is based in Sweden.  Approximately 60% of our German-based employees are members of trade unions.  About 45% of Nobelclad’s employees and all Nitro Metall employees are members of trade unions.  In addition, we also use a number of temporary workers at any given time, depending on the workload.

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

Proprietary Knowledge, Permits and Patents

Protection of Proprietary Information.   We hold patents related to the business of explosive metalworking and metallic processes and also own certain registered trademarks, including Detaclad®, Detacouple®, Dynalock®, EFTEK®, ETJ 2000® and NOBELCLAD®. Although the patents for the explosion-welded cladding process have expired, our current product application patents expire on various dates through 2020.  Since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business, and the expiration of any single patent is not expected to have a material adverse effect on our operations.  Much of the manufacturing expertise lies in the knowledge of the factors that affect the quality of the finished clad product, including the types of metals to be explosion-welded, the setting of the explosion, the composition of the explosive, and the preparation of the plates to be bonded.  We have developed this specialized knowledge over our 40 years of experience in the explosive metalworking business.  We are very careful in protecting our proprietary know-how and manufacturing expertise, and we have implemented measures and procedures to ensure that the information remains confidential. We hold various patents and licenses through our DYNAenergetics perforating business, but some of the patents are not yet registered. As with the explosive metalworking business segment, since individual patents relate to specific product applications and not to core technology, we do not believe that such patents are material to our business, and the expiration of any single patent is not expected to have a material adverse effect on our current operations.  The Dynaplat division of Nobelclad is protected through business secrets not through patents.

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

	(Dollars in Thousands)
	For the years ended December 31,
	2012	2011	2010
United States	$78,676	$81,410	$44,587
Canada	21,083	24,151	29,907
Germany	13,992	12,960	25,109
South Korea	9,469	29,951	10,309
China	7,986	1,468	1,797
France	6,838	3,828	5,425
Russia	6,472	8,658	7,067
Rest of the world	57,051	46,465	30,538

Total	$201,567	$208,891	$154,739

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

ITEM 1A.                                       Risk Factors

Risk Factors Related to our Explosive Metalworking Segment

Business has slowed down in some of our markets and we experienced a significant decline in 2009 and 2010 sales that is increasing only slowly.

During the fourth quarter of 2008, we began to see a slowdown in Nobelclad sales to some of the markets we serve which continued into 2009 and 2010 and contributed to declines of 31.2% and 26.5% in year-to-year 2009 and 2010 sales, respectively.  Nobelclad experienced a sales recovery in 2011 which led to a 28.0% increase in year-to-year 2011 sales.  Sales for 2012 were down 8.6% compared to 2011.  Our order backlog, which decreased to $49.6 million at December 31, 2009 from $97.2 million at December 31, 2008, rebounded only modestly to $56.5 million at December 31, 2010 before decreasing to $44.6 million at December 31, 2011 and increasing only slightly to $46.4 million at December 31, 2012.  The explosion-weld cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and an economic slowdown in one or all of these industries—whether due to traditional cyclicality, general economic conditions or other factors—could impact capital expenditures within that industry.  If demand from such industries were to decline or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

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

Certain raw materials Nobelclad uses are subject to price increases due to general economic conditions.

The markets for certain metals and other raw materials used by Nobelclad are highly variable and are characterized by periods of increasing prices.  While prices for much of the raw materials we use have recently decreased, we may again experience increasing prices.  We generally do not hedge commodity prices or enter into forward supply contracts; instead we endeavor to pass along price variations to our customers.  We may see a general downturn in business if the price of raw materials increases enough for our customers to delay planned projects or use alternative materials to complete their projects.

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

DYNAenergetics is subject to a number of environmental, health, and safety laws and regulations, the violation of which could result in significant penalties.  DYNAenergetics’ continued success depends on continued compliance with applicable laws and regulations.  In addition, new environmental, health and safety laws and regulations could be passed which could create costly compliance issues.  While DYNAenergetics endeavors to comply with all applicable laws and regulations, compliance with future laws and regulations may not be economically feasible or even possible.  DYNAenergetics is also subject to potential plant stoppages resulting from explosive-related accidents.

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

We supply products to customers that fabricate industrial equipment for various capital-intensive industries.  Weakness in the general global economy may adversely affect our end market customers, causing them to cancel or postpone new plant or infrastructure construction, expansion, maintenance, or retrofitting projects that use our Nobelclad products.  Similarly, any decrease in oil and gas well drilling activities will reduce the sales of our DYNAenergetics products.  Any decrease in the demand for gas turbines and airplane engines will reduce the demand for the work performed by our AMK division.  The global general economic climate may lessen demand for our products and reduce our sales and results of operations.

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

We are parties to a syndicated credit agreement that, as of December 31, 2012, had an outstanding balance of approximately $37.8 million.  Our credit agreement includes various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and limits on capital expenditures and other investments.  We are also required to maintain certain financial ratios on a quarterly basis.  A breach of any of these covenants could result in acceleration of our obligations to repay our debt.  As of December 31, 2012, we were in compliance with all financial covenants and other provisions of the credit agreement and our other loan agreements.  However, our ability to comply with these covenants and ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities.  It may be difficult to liquidate assets sufficient to immediately repay our outstanding indebtedness under our credit facility.

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

In past years, the majority of Nobelclad’s revenues have been derived from customers in the oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration industries and the majority of AMK Welding’s revenues have been derived from customers in the aircraft engine and power generation industries. Economic downturns in these industries could have a material adverse effect on our business, financial condition, and results of operations.

DYNAenergetics, which contributed approximately 39% to our 2012 sales, has customers throughout the world.    Economic or political instability in certain regions of the world where DYNAenergetics conducts a significant volume of its business, such as Russia, could have a material adverse effect on DYNAenergetics’ business and operating results.

AMK Welding, contributed approximately 4% to our 2012 sales, continues to rely primarily on one customer for the majority of its sales. This customer and AMK Welding have entered into a long-term supply agreement for certain of the services provided to this customer.  Any termination of or significant reduction in AMK Welding’s business relationship with this customer could have a material adverse effect on AMK Welding’s business and operating results.

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

We are subject to extensive government regulation in the United States, Germany, France, Canada, Russia and Kazakhstan, including guidelines and regulations for the safe manufacture, handling, transport and storage of explosives issued by the U.S. Bureau of Alcohol, Tobacco and Firearms; the Federal Motor Carrier Safety Regulations set forth by the U.S. Department of Transportation; the Safety Library Publications of the Institute of Makers of Explosive; and similar guidelines of their European counterparts.  In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz).  In France, the manufacture and transportation of explosives is subcontracted to a third party which is responsible for compliance with regulations established by various State and local governmental agencies concerning the handling and transportation of explosives.  Our French operations could be adversely affected if the third party does not comply with these regulations.  We must comply with licensing and regulations for the purchase, transport, storage, manufacture, handling and use of explosives. In addition, while our shooting facilities in Würgendorf and Troisdorf, Germany and Tautavel, France are located outdoors, our shooting facilities located in Pennsylvania and in Dillenburg, Germany are located in mines, which subject us to certain regulations and oversight of governmental agencies that oversee mines.

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

We review the carrying value of goodwill at least annually to assess impairment because it is not amortized.  Additionally, we review the carrying value of any intangible asset or goodwill whenever events or changes in circumstances indicate that its carrying amount may not be recoverable.  Our impairment testing in the fourth quarter of 2012 did not result in a determination that any of our goodwill was impaired.  However, future impairment is possible and could occur if (i) the operating results underperform what we have estimated or (ii) additional volatility of the capital markets should cause us to raise the percent discount rate utilized in our discounted cash flow analysis or decrease the multiples utilized in our market-based analysis.  The use of different estimates or assumptions within our discounted cash flow model when determining the fair value of our reporting units or using methodologies other than as described above could result in different values for reporting units and could result in an impairment charge.

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

Explosive Metalworking

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania.  We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and we also have license and risk allocation agreements relating to the use of a secondary shooting site that is located within a few miles of our Mount Braddock, Pennsylvania manufacturing facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock manufacturing facility. The lease for the Dunbar property will expire on December 15, 2015, but we have options to renew the lease which extend through December 15, 2029.  The license and risk allocation agreements will expire on December 31, 2018, but we have options to renew these agreements through December 31, 2028.  Our German subsidiary, Dynaplat, has a manufacturing site in Würgendorf, Germany and a shooting site in Dillenburg, Germany.  Portions of these sites are leased and portions are owned.  The lease expiration date for our Würgendorf manufacturing site is August 31, 2016, but we have options to renew the lease through August 31, 2021 and the expiration date for our Dillenburg shooting site is August 31, 2016 and may be renewed.  Our French subsidiary, Nobelclad, owns the land and the buildings housing its operations in Rivesaltes, France, and Tautavel, France (except for a small portion in Tautavel that is leased).  This lease expires on December 31, 2016, and may be extended.

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

AMK Welding

We own the land and buildings housing the operations of AMK Welding in South Windsor, Connecticut.

Below are charts summarizing our properties by segment, including their location, type, size, whether owned or leased and lease terms, if applicable.

Corporate Headquarters

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	14,630 sq. ft.	Leased	November 30, 2015, with renewal options through November 30, 2021

Explosive Metalworking

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania	Clad Plate Manufacturing	48,000 sq. ft.	Owned
Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2015, with renewal options through December 15, 2029
Rivesaltes, France	Clad Plate Manufacturing	6.6 acres	Owned
Rivesaltes, France	Clad Plate Manufacturing, Nobelclad Europe Sales and Administration Office	49,643 sq. ft.	Owned
Rivesaltes, France	Clad Plate Manufacturing	Land around building: 61,354 sq. ft.	Leased	June 31, 2020, with renewal options
		Building: 11,302 sq. ft.	Leased
Tautavel, France	Clad Shooting Site	116 acres	109 acres owned, 7 acres leased	December 31, 2016, with renewal options
Dillenburg Germany	Dynaplat, Shooting site	11.4 acres	Owned
		9,849 sq. ft.	Leased	August 31, 2013, with renewal options through August 31, 2021
Würgendorf, Germany	Dynaplat, Manufacturing	Land: 25 acres	Owned
		Shooting site: 53,282 sq. ft.	Leased	August 31, 2016, with renewal options
		Building: 37,007 sq. ft.	Leased
Würgendorf, Germany	Dynaplat, Sales and Administration Office	2,965 sq. ft.	Leased	March 31, 2013

Oilfield Products

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	DYNAenergetics, Manufacturing	263,201 sq. ft.	Leased	December 31, 2015
Troisdorf, Germany	DYNAenergetics, Office	2,033 sq. ft.	Leased	February 29, 2016
Laatzen, Germany	DYNAenergetics, Sales	2,314 sq. ft.	Leased	December 31, 2013
Alberta, Canada	Various storage magazines		Leased	Month to month agreement
Calgary, Alberta	DYNAenergetics Canada, Sales office	535 sq. ft	Leased	September 30, 2013
Edmonton, Alberta	DYNAenergetics Canada, Sales office and warehouse	24,000 sq. ft.	Leased	January 31, 2014
Edmonton, Alberta	DYNAenergetics Canada, Storage magazines	45.56 acres	Leased	Month to month agreement
Grande Prairie, Alberta	DYNAenergetics Canada, Sales office and warehouse	3,000 sq. ft.	Leased	December 31, 2015, with five year renewal options
Lloydminster, Alberta	DYNAenergetics Canada, Sales office and warehouse	5,460 sq. ft	Leased	October 31, 2014
Red Deer, Alberta	DYNAenergetics Canada, Sales office and warehouse	6,583 sq. ft	Leased	October 31, 2016
Austin, Texas	DYNAenergetics US, Office	2,400 sq. ft	Leased	April 30, 2017
Bridgeport, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	June 30, 2013
Bridgeport, Texas	DYNAenergetics US, Land for magazines	100 acres	Leased	Month to month agreement
Corpus Christi, Texas	DYNAenergetics US, Office and warehouse	6,000 sq. ft	Leased	August 31, 2013
Rosharon, Texas	DYNAenergetics US, Office and warehouse	5,000 sq. ft	Leased	August 31, 2015
Rosharon, Texas	DYNAenergetics US, Land for magazines	.25 acre	Leased	September 1, 2015
Spicewood, Texas	DYNAenergetics US, Land for magazines	500 acres	Leased	December 31, 2015
Tyler, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	September 30, 2013
Victoria, Texas	DYNAenergetics US, Office and warehouse	4,000 sq. ft	Leased	June 30, 2013
Victoria, Texas	DYNAenergetics US, Storage magazine	4,000 sq. ft	Leased	Month to month agreement
East Camden, AR	DYNAenergetics US, Storage magazine	6,000 sq. ft	Leased	Month to month agreement

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Lafayette, Louisiana	DYNAenergetics US, Office and warehouse	6,800 sq. ft	Leased	Month to month agreement
Beaux Bridge, Louisiana	DYNAenergetics US, Storage magazine	600 sq. fe	Leased	Month to month agreement
Hobbs, New Mexico	DYNAenergetics US, Office and warehouse	5,000 sq. ft	Leased	June 30, 2013
Hobbs, New Mexico	DYNAenergetics US, Storage magazines	600 sq. ft	Leased	Month to month agreement
Tyumen, Russia	Perfoline, Manufacturing	23,369 sq. ft	Leased	November 30, 2013
Moscow, Russia	DYNARus, Sales office	939 sq. ft	Leased	June 30, 2013
Chapaevsk Russia	DYNARus, Warehouse	300 sq. ft	Leased	December 31, 2015
Noyabrsk, Russia	DYNARus, Warehouse	3,229 sq. ft	Leased	June 30, 2013
Nizhnevartovsk, Russia	DYNARus, Warehouse	7,750 sq. ft	Leased	March 31, 2014
Sheremetyevo, Russia (Mezdunarodnoye Shosse 9)	DYNARus, Warehouse	Any shipped quantity of goods	Leased	Not limited
Aktobe, Kazakhstan	KazDYNAenergetics, Sales Office	538 sq. ft	Owned
Aktobe, Kazakhstan	KazDYNAenergetics, Land (sales office)	0.09 acres	Owned
Aktobe, Kazakhstan	KazDYNAenergetics, Box for keeping truck and hardware	1,076.4 sq. ft	Leased	Subject for prolongation every year
Aktobe, Kazakhstan	KazDYNAenergetics, Bunker	2,388.5 sq. ft	Owned
Aktobe, Kazakhstan	KazDYNAenergetics, Land	20 acres	Leased	Year 2050
Aktobe, Kazakhstan	KazDYNAenergetics, Land (power line)	0.5 acres	Leased	Year 2050

AMK Welding

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
South Windsor, Connecticut	AMK Welding	33,850 sq. ft.	Owned

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

2012	High	Low

First Quarter	$24.53	$19.37
Second Quarter	$21.50	$15.35
Third Quarter	$18.65	$14.74
Fourth Quarter	$15.52	$12.18

2011

First Quarter	$27.99	$19.55
Second Quarter	$29.69	$20.00
Third Quarter	$24.49	$14.00
Fourth Quarter	$24.10	$15.00

As of March 11, 2013, there were approximately 351 holders of record of our common stock.

We declared and paid quarterly dividends aggregating $0.16 per share dividend in each of 2012 and 2011.  We may pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.  Any determination to pay cash dividends will be at the discretion of the Board of Directors.

FINANCIAL PERFORMANCE

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2007, in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization.  Historical results are not necessarily indicative of future performance.

Total Return Analysis	12/31/07	12/31/08	12/31/09	12/31/10	12/30/11	12/31/12
Dynamic Materials Corporation	$100	$32.93	$34.41	$39.10	$34.53	$24.50
Nasdaq Non-Financial Stocks	$100	$58.78	$88.64	$104.98	$104.84	$122.87
Nasdaq Composite (US)	$100	$61.17	$87.93	$104.13	$104.69	$123.85

ITEM 6.                  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The 2009 selected financial data includes the operating results of LRI from the October 1, 2009, acquisition date through December 31, 2009, and balance sheet information as of December 31, 2009.  The 2010 selected financial data includes consolidation of the operating results of the two Russian joint ventures from the April 30, 2010, acquisition date, through December 31, 2010, and balance sheet information as of December 31, 2010.  The 2010 selected financial data also includes the operating results of DYNAenergetics US from the June 4, 2010, acquisition date, through December 31, 2010, and balance sheet information as of December 31, 2010.  The 2012 selected financial data includes the operating results of TRX from the January 3, 2012, acquisition date through December 31, 2012, and the balance sheet information as of December 31, 2012.

	(Dollars in Thousands, Except Per Share Data) Year Ended December 31,
	2012	2011	2010	2009	2008
Statement of Operations
Net sales	$201,567	$208,891	$154,739	$164,898	$232,577
Cost of products sold	141,859	153,445	117,789	121,779	161,732
Gross profit	59,708	55,446	36,950	43,119	70,845
Cost and expenses	42,305	37,227	30,161	26,881	32,793
Income from operations	17,403	18,219	6,789	16,238	38,052
Other income (expense), net	(851)	(1,409)	(401)	(3,255)	(4,640)
Income before income taxes	16,552	16,810	6,388	12,983	33,412
Income tax provision	4,858	4,369	1,133	4,378	9,206
Net income	11,694	12,441	5,255	8,605	24,206
Net income (loss) attributable to non-controlling interest	(2)	(50)	(10)	56	138
Net income attributable to Dynamic Materials Corporation	$11,696	$12,491	$5,265	$8,549	$24,068
Net income per share:
Basic	$0.87	$0.94	$0.40	$0.67	$1.89
Diluted	$0.87	$0.93	$0.40	$0.66	$1.87
Weighted average number of shares outstanding:
Basic	13,264,636	13,089,691	12,869,666	12,640,069	12,445,685
Diluted	13,268,713	13,099,121	12,881,754	12,662,440	12,554,402

Dividends Declared per Common Share	$0.16	$0.16	$0.16	$0.12	$0.15

Financial Position
Current assets	$100,666	$91,189	$72,735	$87,974	$91,049
Total assets	235,431	213,426	201,393	225,176	229,586
Current liabilities	24,378	29,310	38,392	42,135	45,747
Long-term debt and capital lease obligations	37,853	26,650	14,734	34,556	46,514
Other non-current liabilities	10,644	11,423	13,183	16,189	18,691
Non-controlling interest	84	83	160	185	132
Dynamic Materials Corporation’s stockholders’ equity	162,472	145,960	134,924	132,111	118,502

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as Nobelclad), Oilfield Products and AMK Welding.  In 2012, Explosive Metalworking accounted for 57% of our net sales and 69% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Our Oilfield Products and AMK Welding segments accounted for 39% and 4%, respectively, of our 2012 net sales, and 28% and 3%, respectively, of our income from operations before unallocated corporate expenses and stock-based compensation expense.  In 2011 and 2010, Explosive Metalworking accounted for 60% and 64% of our net sales, respectively, and 66% and 60%, respectively, of income from operations before unallocated corporate expenses and stock-based compensation expense.

Our 2012 net sales decreased by $7,324, or 3.5%, compared to 2011 net sales.  This sales decline includes an unfavorable foreign exchange translation adjustment of $6,464 that relates principally to the strengthening of the U.S. dollar against the Euro during 2012.  Excluding the impact of this foreign exchange adjustment, the decrease in our 2012 consolidated net sales was negligible. The year-to-year consolidated net sales decrease reflects sales decreases of $10,866 (8.6%) and $1,080 (10.9%) for our Explosive Metalworking and AMK Welding segments, respectively, that were partially offset by a sales increase of $4,622 (6.4%) for our Oilfield Products segment.  As a result of an improvement in our consolidated gross margin rate to 29.6% in 2012 from 26.5% in 2011, our 2012 consolidated gross profit increased by $4,262, or 7.7%, despite the 3.5% drop  in our consolidated net sales.  This increase in gross profit was offset by a $5,078, or 13.6%, increase in our total operating expenses, resulting in a slight decrease in our consolidated income from operations to $17,403 in 2012 from $18,219 in the same period of 2011.  This $816 decrease reflects increases of $1,381 and $859 in the operating income reported by our Explosive Metalworking and Oilfield Products segments, respectively, which were offset by a $1,131 decrease in AMK Welding’s operating income of and increases in unallocated corporate expenses and stock-based compensation expense of $879 and $1,046, respectively.  Reported consolidated operating income for 2012 and for 2011 includes amortization expense of $6,210 and $5,707, respectively, relating to purchased intangible assets associated with several acquisitions executed between November 2007 and January 2012.  We reported net income of $11,696 in 2012 compared to $12,491 in 2011.

Impact of Current Economic Situation on the Company.

We were only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, chemicals and petrochemicals, aluminum production, power generation, shipbuilding, industrial refrigeration, alternative energy and hydrometallurgy.  These industries tend to be cyclical in nature and the uneven worldwide economic recovery has affected many of these markets.  While certain sectors continue to be slow, including alternative energy, hydrometallurgy and power generation, quoting activity in other end markets remains healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, our Explosive Metalworking segment benefited from the modest improvement during 2011 and 2012 in some of the industries it supplies and we believe that it is well-positioned to further benefit as global economic conditions improve.

As a result of acquisitions made during 2009, 2010 and 2012 and strong organic sales growth beginning in the third quarter of 2010 and continuing through the second quarter of 2012, our Oilfield Products segment has grown into a second core business for us, generating 39% of our consolidated net sales in 2012 as compared to only 13% of our consolidated net sales in 2009.

Our Explosive Metalworking backlog was $46,398 at December 31, 2012 compared to $44,564 at December 31, 2011.  Based upon the December 31, 2012 Explosive Metalworking backlog, recent quoting activity for this segment and expected year over year sales increases for both our Oilfield Products and AMK Welding business segments, we believe that our 2013 consolidated net sales could increase by 8% to 10% from the $201,567 in consolidated net sales that we reported in 2012.

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

Our backlog with respect to the Explosive Metalworking segment increased slightly to $46,398 at December 31, 2012 from $44,564 at December 31, 2011.

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

Year ended December 31, 2012 compared to Year Ended December 31, 2011

Net sales

	2012	2011	Change	Percentage Change
Net sales	$201,567	$208,891	$(7,324)	(3.5)%

Net sales for 2012 decreased 3.5% to $201,567 from $208,891 in 2011.  This $7,324 sales decline includes an unfavorable foreign exchange translation adjustment of $6,464 that relates principally to the strengthening of the U.S, dollar against the Euro during 2012.  Excluding the impact of this foreign exchange adjustment, the decrease in our 2012 consolidated net sales was only 0.4%.

Explosive Metalworking sales decreased 8.6% to $115,333 in 2012 (57.2% of total sales) from $126,199 in 2011 (60.4% of total sales).  Our beginning of the year Explosive Metalworking backlog decreased to $44,564 at the beginning of 2012 from $56,539 at the beginning of 2011.  The $10,866 decrease in year-to-year 2012 sales follows this $11,975 decrease in beginning of the year backlog.  The backlog at the beginning of 2011 was favorably impacted by two large orders that we booked in December of 2010. We did not see similar large order activity near the end of either 2011 or 2012 when our year-end backlog stood at $44,564 and $46,398, respectively.

Oilfield Products contributed $77,404 to sales in 2012 (38.4% of total sales) compared to $72,782 in 2011 (34.8% of total sales), which represents a sales increase of 6.4%.  Excluding incremental sales of $5,458 from our 2012 acquisition of TRX, 2012 Oilfield Products sales decreased $836, or 1.1%.  This decrease is principally attributable to a decline in rig count in both the United States and Canada during last the first six months of 2012 which negatively affected our North America sales for this same period.

AMK Welding contributed $8,830 to 2012 sales (4.4% of total sales) versus sales of $9,910 in 2011 (4.7% of total sales), a decrease of 10.9%. This decrease reflects a $1,769, or 24.2%, decline in ground power sales that is attributable to a customer’s decision to discontinue new production work on a ground turbine platform that has accounted for  a major portion of AMK’s historical ground power revenues.  We believe that AMK can replace this lost revenue stream over time by developing new business opportunities with both existing and new customers in the aircraft engine, ground turbine, and oil and gas industries.

Gross profit

				Percentage
	2012	2011	Change	Change
Gross profit	$59,708	$55,446	$4,262	7.7%
Consolidated gross profit margin rate	29.6%	26.5%

Gross profit increased by 7.7% to $59,708 in 2012 from $55,446 in 2011, including the negative impact of $1,555 in unfavorable foreign exchange translation adjustments relating principally to the strengthening of the U.S. dollar against the Euro.  Our 2012 consolidated gross profit margin rate increased to 29.6% from 26.5% in 2011.  The gross profit margin for Explosive Metalworking increased from 22.4% in 2011 to 27.0% in 2012.  Oilfield Products’ gross margin increased to 34.8% in 2012 from 33.4% in 2011.  The gross profit margin for AMK Welding decreased to 22.1% in 2012 from 31.1% in 2011.

The significant improvement in the 2012 gross profit margin rate for our Explosive Metalworking segment relates to favorable changes in product mix as compared to 2011 combined with an improved pricing environment.  As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking’s quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix.

The modest increase in Oilfield Products gross margin rate in 2012 relates principally to favorable changes in product/customer mix.

The decrease in AMK Welding’s reported gross margin relates principally to differences in the rate at which AMK Welding absorbed its fixed manufacturing overhead costs based on the sales decrease discussed above.

Based upon the expected contribution to 2013 consolidated net sales by each of our three business segments, we expect our consolidated full year 2013 gross margin to be in a range of 27% to 29% as compared to the 29.6% gross margin that we reported for 2012.

General and administrative expenses

				Percentage
	2012	2011	Change	Change
General and administrative expenses	$19,141	$16,711	$2,430	14.5%
Percentage of net sales	9.5%	8.0%

General and administrative expenses increased by $2,430, or 14.5%, to $19,141 in 2012 from $16,711 in 2011.  This increase includes increases of $1,438 in salaries and accrued incentive compensation due principally to the addition of Kevin Longe, Chief Operating Officer, in July 2012 and the hiring of other administrative personnel during the year,   an increase in stock-based compensation of $586 and a net increase of $406 in all other expense categories.  The increase in our 2012 general and administrative expenses reflects the positive impact of $556 in favorable foreign exchange adjustments associated with the strengthening of the U.S. dollar against the Euro. As a percentage of net sales, general and administrative expenses increased to 9.5% in 2012 from 8.0% in 2011.

Selling and distribution expenses

				Percentage
	2012	2011	Change	Change
Selling and distribution expenses	$16,954	$14,809	$2,145	14.5%
Percentage of net sales	8.4%	7.1%

Selling and distribution expenses, which include sales commissions of $1,592 in 2012 and $1,751 in 2011, increased by 14.5% to $16,954 in 2012 from $14,809 in 2011, with this increase reflecting the positive impact of $361 in favorable foreign exchange translation adjustments.  This increase in our selling and distribution expenses includes increased selling and distribution expenses of $1,159 at our U.S. divisions and $986 at our foreign divisions. The $1,159 increase in our U.S. selling and distribution expenses reflects a decrease in commission expense of $314 that was offset by an increase in salaries and accrued incentive compensation of $151, an increase of $396 in stock-based compensation, an increase of $170 for legal expenses and a net increase of $756 in all other spending categories.  The $986 increase in our foreign divisions’ selling and distribution expenses reflects increases of $556 and $155 for salary expense and sales commissions, respectively, and a net increase of $275 in all other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 8.4% in 2012 compared to 7.1% in 2011.

Our 2012 consolidated selling and distribution expenses include $6,795 and $9,058 for our Explosive Metalworking and Oilfield Products business segments, respectively. Our 2011 consolidated selling and distribution expenses include $6,043 and $8,061 for our Explosive Metalworking and Oilfield Products business segments, respectively. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

				Percentage
	2012	2011	Change	Change
Amortization of purchased intangible assets	$6,210	$5,707	$503	8.8%
Percentage of net sales	3.1%	2.7%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior year acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX Industries.  The $503 increase in 2012 amortization expenses reflects $894 in new amortization expense associated with the TRX acquisition that was partially offset by favorable foreign currency translation effects.  Amortization expense for 2012 includes $4,924, $1,101, and $185 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for 2011 includes $4,316, $1,191, $200 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition and the acquisition of the two Russian joint ventures is expected to approximate €3,490 and €245, respectively, in 2013.  Our 2013 amortization expense associated with the Austin Explosives acquisition and the January 2012 acquisition of TRX Industries is expected to approximate $435 and $895, respectively, and  our 2013 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.

Operating income

				Percentage
	2012	2011	Change	Change
Operating income	$17,403	$18,219	$(816)	(4.5)%

Income from operations (“operating income”) decreased by 4.5% to $17,403 in 2012 from $18,219 in 2011. The above consolidated operating income totals for 2012 and 2011 include $3,565 and $2,686, respectively, of unallocated corporate expenses and $4,443 and $3,397, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the below 2012 and 2011 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding.

The $816 decrease in our consolidated operating income reflects an increase of $1,109 in the aggregate operating income reported by our three business segments that was offset by increases in unallocated corporate expenses and stock-based compensation expense of $879 and $1,046, respectively.  The increase in unallocated corporate expenses relates principally to expenses associated with the addition of Kevin Longe, our current Chief Operating Officer, who joined the company in July 2012 and will succeed Yvon Cariou as President and Chief Executive Officer on March 1, 2013 upon Mr. Cariou’s retirement. The increase in stock-based compensation includes $672 relating to the accelerated recognition of stock-based compensation expense resulting from accelerated vesting of restricted stock awards associated with Mr. Cariou’s planned retirement on March 1, 2013 and the December 31, 2012 retirement of another senior executive.

Explosive Metalworking reported operating income of $17,439 in 2012 as compared to $16,058 in 2011.  This $1,381 or 8.6% increase is largely attributable to the 20.3% increase in the 2012 gross margin rate as discussed above. Operating results of Explosive Metalworking for 2012 and 2011 include $2,054 and $2,224, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $7,047 in 2012 as compared to operating income of $6,188 in 2011.  The $859 increase in operating income for our Oilfield Products segment is principally attributable to the sales increase of $4,622, or 6.4%, as discussed above and the corresponding $2,633 increase in gross profit.  This gross profit increase was partially offset by an increase of $1,774, or 9.8%, in total operating expenses.  Operating results of Oilfield Products for 2012 and 2011 include $4,156 and $3,483, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $925 in 2012, a decrease of $1,131 or 55.0% from the $2,056 in operating income that it reported in 2011.  The decline in AMK’s operating income is largely attributable to the declines in sales and gross margin rate as discussed above.

Other income (expense), net

				Percentage
	2012	2011	Change	Change
Other income (expense), net	$(32)	$528	$(560)	(106.1)%

We reported net other expense of $32 in 2012 compared to net other income of $528 in 2011.  Our 2012 net other income includes net realized and unrealized foreign exchange losses of $45 and net other income items aggregating $13.  Our 2011 net other income includes net realized and unrealized foreign exchange gains of $372, including a gain of $87 on our currency swap agreement, and net other income items aggregating $156.

Interest income (expense), net

				Percentage
	2012	2011	Change	Change
Interest income (expense), net	$(819)	$(1,937)	$1,118	(57.7)%

We recorded net interest expense of $819 in 2012 compared to net interest expense of $1,937 in 2011.  Since our average borrowings were approximately $6,900 on average higher during 2012 than during 2011, the significant decrease in 2012 interest expense is entirely attributable to lower average interest rates on our 2012 outstanding borrowings, including a 150 basis point interest rate reduction on revolving credit borrowings under our five-year credit facility that we entered into on December 21, 2011.

Income tax provision

				Percentage
	2012	2011	Change	Change
Income tax provision	$4,858	$4,369	$489	11.2%
Effective tax rate	29.3%	26.0%

We recorded an income tax provision of $4,858 in 2012 compared to $4,369 in 2011.  Our 2012 effective tax rate increased to 29.3% from 26.0% in 2011.  Our consolidated income tax provision for 2012 and 2011 included $3,587 and $4,078, respectively, related to U.S. taxes, with the remainder relating to net foreign tax provision of $1,271 in 2012 and a net foreign tax benefit of $291 in 2011 associated with our foreign operations and holding companies.

Our statutory income tax rates range from 19% to 35% for our various U.S. and foreign operating subsidiaries and holding companies.  The increase in our 2012 consolidated effective tax rate relates principally to a change in U.S. income tax laws for 2012 related to the earnings of foreign subsidiaries.  In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012; however, since these changes were enacted in 2013, the financial statement benefit of such credits cannot be reflected until the first quarter of 2013.  Had these changes been enacted before the end of 2012, our 2012 effective tax rate of 29.3% would have been reduced to approximately 23.8%.  Year-to-year fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

We expect our blended effective tax rate for the full year 2013 to range from 20% to 22% based on projected pre-tax income and the financial statement benefit of certain tax credits that we will recognize in the first quarter of 2013 relating to the tax law changes enacted in January 2013 as discussed above.  Excluding the impact of the first quarter tax benefit, the blended effective tax rate for 2013 is projected to be in a range of 25% to 27%.

Adjusted EBITDA

				Percentage
	2012	2011	Change	Change
Adjusted EBITDA	$33,595	$32,865	$730	2.2%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance. Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for 2012 and 2011 was $16,190 and $14,596, respectively. These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods. We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures. Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	2012	2011
Net income attributable to DMC	$11,696	$12,491
Interest expense	832	1,945
Interest income	(13)	(8)
Provision for income taxes	4,858	4,369
Depreciation	5,537	5,492
Amortization of purchased intangible assets	6,210	5,707
EBITDA	29,120	29,996
Stock-based compensation	4,443	3,397
Other (income) expense, net	32	(528)
Equity in earnings of joint ventures	—	—
Adjusted EBITDA	$33,595	$32,865

Adjusted EBITDA increased 2.2% to $33,595 in 2012 from $32,865 in 2011 primarily due to a $1,594 increase in 2012 aggregate increase in non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense.  This increase was partially offset by a decrease in operating income of $816.

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

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, and capital expenditure requirements of our current business operations for the foreseeable future.  Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders at attractive prices; and (iii) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted.  Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements.  We are constructing new production facilities in Russia and the United States and are anticipating total capital expenditures of approximately $22.5 million on these two projects.  Approximately $6.8 million of this total has been spent through December 31, 2012 and additional spending of more than $14 million is expected during 2013.

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

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary non-recurring charges, and other non-cash charges for the previous twelve months.  For the years ended December 31, 2012 and 2011, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of December 31, 2012, the maximum leverage ratio permitted by our credit facility was 2.25 to 1.0. The actual leverage ratio as of December 31, 2012 was 1.16 to 1.0. The maximum leverage ratio permitted as of March 31, June 30, September 30 and December 31, 2013 is also 2.25 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of December 31, 2012, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of December 31, 2012 was 2.32 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending March 31, June 30, September 30 and December 31, 2013 is 2.0 to 1.0.

As of December 31, 2012, U.S. dollar revolving loans of $31,900, Euro revolving loans of $4,625 and Canadian dollar revolving loans of $1,254 were outstanding under our syndicated credit agreement, $981 was outstanding under our separate DYNAenergetics’ line of credit agreement, and $120 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $23,914 of unutilized revolving credit loan capacity as of December 31, 2012 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of December 31, 2012, we were in compliance with all financial covenants and other provisions of our debt agreements.

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2012:

	Payment Due by Period
	As of December 31, 2012
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Total long-term debt and interest obligations (1)	$69	$56	$—	$—	$125

Capital lease obligations (2)	55	23	—	—	78

Operating lease obligations (3)	2,928	3,815	998	228	7,969

License agreements obligations (4)	398	796	796	398	2,388

Purchase obligations (5)	17,857	—	—	—	17,857

Total	$21,307	$4,690	$1,794	$626	$28,417

(1)  Amounts represent future cash payments on our long-term debt and interest expense obligations and are reflected in accompanying Consolidated Balance Sheets.

(2)  The present value of these capital lease obligations are included in our Consolidated Balance Sheets. See Note 9 of the Notes to Consolidated Financial Statements for additional information.

(3)  The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2012.  Our operating lease obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(4)  The license agreements obligations presented reflect future minimum payments due under non-cancelable portions of our agreements as of December 31, 2012.  Our license agreements obligations are described in Note 9 of the Notes to Consolidated Financial Statements.

(5)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in accompanying Consolidated Balance Sheets.

As of December 31, 2012, we have $31,900, $4,625 and $1,254 of outstanding borrowings under our U.S. dollar, Euro and Canadian dollar revolving lines of credit, respectively, at then current interest rates of 1.72%, 1.61% and 2.83%, respectively.  The credit agreement has a five-year term ending December 21, 2016.  For more information about our debt obligations, see Note 5 to our consolidated financial statements elsewhere in this annual report.

Cash flows from operating activities

Net cash flows provided by operating activities increased to $19,970 in 2012 from $9,726 in 2011, with the majority of this $10,244 increase resulting from changes in our working capital.   While we experienced net negative changes to working capital in both 2012 and 2012, the net negative change in working capital was reduced to $6,771 in 2012 from $16,408 in 2011.  Negative changes in our 2012 working capital included increases in inventories and prepaid expenses of $2,342 and $149, respectively, and decreases in accounts payable, customer advances and accrued expenses and other liabilities of $3,618, $578 and $644, respectively.  These were partly offset by a decrease in accounts receivable of $560.  All of foregoing changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

Net cash flows provided by operating activities decreased to $9,726 in 2011 from $16,693 in 2010.  This $6,967 decrease reflects a $7,186 increase in net income that was more than offset by net negative changes in working capital that totaled $16,408.  Negative changes in our 2011 working capital included increases in accounts receivable, inventories and prepaid expenses and a decrease in accounts payable of $9,551, $8,392, $1,346 and $1,035, respectively.  These were partly offset by increases in accrued expenses and other liabilities of $3,451 and customer advances of $465.  The $9,551 increase in accounts receivables follows the $9,436 increase in fourth quarter 2011 consolidated sales compared to those in the fourth quarter of 2010.  The $8,392 increase in inventories relates principally to our Oilfield Products segment, which made a deliberate effort to build up its finished goods inventories to better meet the strong increase in business activity that the segment has experienced in 2011 and the expected sales demand in 2012. The $3,342 increase in accrued expenses and other liabilities relates to both timing issues and a significant increase in accrued incentive compensation.

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

Cash flows from investing activities

Net cash flows used in investing activities for 2012 totaled $25,555 which included our $10,294 cash investment in TRX Industries and $15,647 in capital expenditures. Our capital expenditures in 2012 included $6,830 for our greenfield projects in Russia and North America and $2,300 on implementing a new ERP system for our Nobelclad U.S. entity.

Net cash flows used in investing activities for 2011 totaled $7,731 which consisted almost entirely of capital expenditures.

Net cash flows used in investing activities for 2010 totaled $9,265 which included investments in acquisitions of $5,685 and $3,527 in capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for 2012 totaled $8,517 and included net borrowings on bank lines of credit of $12,174.  These sources of cash flow were partially offset by uses of cash for financing activities, including $1,176 in loan payments to former owners of LRI and quarterly dividend payments of $2,155.

Net cash flows used in financing activities for 2011 totaled $1,395.  Significant uses of cash for financing activities included term loan payments of $22,247, including a prepayment of $13,247, under our prior syndicated credit agreement that was replaced on December 21, 2011 by a new five-year syndicated credit facility, payment of annual dividends of $2,130, $627 in final principal payments on our Nord LB term loans, $435 payment of debt issuance costs related to the new syndicated credit agreement and $295 payment on capital lease obligations.  Sources of cash flow from financing activities included net borrowings on bank lines of credit of $24,191, including net borrowings of $25,402 under our new syndicated credit facility, and $177 in net proceeds from the issuance of common stock relating to the exercise of stock options.

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

Critical Accounting Policies and Estimates

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

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars.  Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively.  Sales made in currencies other than U.S. dollars accounted for 37%, 34%, and 38% of total sales for the years ended 2012, 2011, and 2010, respectively.

ITEM 8.                Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2012 and 2011 and for Each of the Three Years Ended

December 31, 2012, 2011 and 2010

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also include the financial statement schedules listed in the Index at Item 15(a).  These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation and subsidiaries at December 31, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the financial information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynamic Materials Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado

March 14, 2013

DYNAMIC MATERIALS CORPORATION

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2012 AND 2011

(Dollars in Thousands)

	2012	2011
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$8,200	$5,276
Accounts receivable, net of allowance for doubtful accounts of $406 and $424, respectively	36,981	36,368
Inventories	48,320	43,218
Prepaid expenses and other	5,091	4,858
Current deferred tax assets	2,074	1,469

Total current assets	100,666	91,189

PROPERTY, PLANT AND EQUIPMENT	90,621	72,914
Less - accumulated depreciation	(36,645)	(31,512)

Property, plant and equipment, net	53,976	41,402

GOODWILL, net	37,431	37,507

PURCHASED INTANGIBLE ASSETS, net	41,958	42,054

DEFERRED TAX ASSETS	804	485

OTHER ASSETS, net	596	789

TOTAL ASSETS	$235,431	$213,426

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2012 AND 2011

(Dollars in Thousands, Except Share and Per Share Data)

	2012	2011
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$11,281	$14,753
Accrued expenses	4,564	5,358
Dividend payable	540	535
Accrued income taxes	406	780
Accrued employee compensation and benefits	4,977	4,666
Customer advances	1,363	1,918
Lines of credit	981	13
Current maturities on long-term debt	65	1,153
Current portion of capital lease obligations	52	66
Current deferred tax liabilities	149	68

Total current liabilities	24,378	29,310

LINES OF CREDIT	37,779	26,462

LONG-TERM DEBT	55	118

CAPITAL LEASE OBLIGATIONS	19	70

DEFERRED TAX LIABILITIES	9,211	10,185

OTHER LONG-TERM LIABILITIES	1,433	1,238

Total liabilities	72,875	67,383

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,519,555 and 13,367,169 shares issued and outstanding, respectively	676	668
Additional paid-in capital	60,158	55,983
Retained earnings	108,101	98,565
Other cumulative comprehensive loss	(6,463)	(9,256)

Total Dynamic Materials Corporation’s stockholders’ equity	162,472	145,960
Non-controlling interest	84	83

Total stockholders’ equity	162,556	146,043

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$235,431	$213,426

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands, Except Share and Per Share Data)

	2012	2011	2010
NET SALES	$201,567	$208,891	$154,739
COST OF PRODUCTS SOLD	141,859	153,445	117,789
Gross profit	59,708	55,446	36,950
COSTS AND EXPENSES:
General and administrative expenses	19,141	16,711	13,696
Selling and distribution expenses	16,954	14,809	11,135
Amortization of purchased intangible assets	6,210	5,707	5,330
Total costs and expenses	42,305	37,227	30,161
INCOME FROM OPERATIONS	17,403	18,219	6,789
OTHER INCOME (EXPENSE):
Gain on step acquisition of joint ventures	—	—	2,117
Other income (expense), net	(32)	528	199
Interest expense	(832)	(1,945)	(3,046)
Interest income	13	8	61
Related party interest income	—	—	13
Equity in earnings of joint ventures	—	—	255
INCOME BEFORE INCOME TAXES	16,552	16,810	6,388
INCOME TAX PROVISION	4,858	4,369	1,133
NET INCOME	11,694	12,441	5,255
Less: Net loss attributable to non-controlling interest	(2)	(50)	(10)
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$11,696	$12,491	$5,265
INCOME PER SHARE:
Basic	$0.87	$0.94	$0.40
Diluted	$0.87	$0.93	$0.40

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,264,636	13,089,691	12,869,666
Diluted	13,268,713	13,099,121	12,881,754

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010
Net income including non-controlling interest	$11,694	$12,441	$5,255

Derivative valuation, net of tax of $299	—	—	454
Change in cumulative foreign currency translation adjustment	2,796	(2,927)	(7,207)

Total comprehensive income (loss)	14,490	9,514	(1,498)

Comprehensive income (loss) attributable to non-controlling interest	1	(119)	(25)

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$14,489	$9,633	$(1,473)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Amounts in Thousands)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Income/(Loss)	Interest	Total
Balances, December 31, 2009	12,870	$643	$46,080	$85,048	$340	$185	$132,296
Net income (loss)	—	—	—	5,265	—	(10)	5,255
Derivative valuation, net of tax of $299	—	—	—	—	454	—	454
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,192)	(15)	(7,207)
Shares issued for acquisitions	222	11	3,290	—	—	—	3,301
Shares issued in connection with stock compensation plans	133	7	181	—	—	—	188
Tax impact of stock-based compensation	—	—	(601)	—	—	—	(601)
Stock-based compensation	—	—	3,501	—	—	—	3,501
Dividends declared	—	—	—	(2,103)	—	—	(2,103)
Balances, December 31, 2010	13,225	$661	$52,451	$88,210	$(6,398)	$160	$135,084
Net income (loss)	—	—	—	12,491	—	(50)	12,441
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,858)	(69)	(2,927)
Shares issued in connection with stock compensation plans	142	7	170	—	—	—	177
Tax impact of stock-based compensation	—	—	(35)	—	—	—	(35)
Stock-based compensation	—	—	3,397	—	—	—	3,397
Dividends declared	—	—	—	(2,136)	—	—	(2,136)
Contribution from non-controlling stockholder	—	—	—	—	—	42	42
Balances, December 31, 2011	13,367	$668	$55,983	$98,565	$(9,256)	$83	$146,043
Net income (loss)	—	—	—	11,696	—	(2)	11,694
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,793	3	2,796
Shares issued in connection with stock compensation plans	153	8	185	—	—	—	193
Tax impact of stock-based compensation	—	—	(453)	—	—	—	(453)
Stock-based compensation	—	—	4,443	—	—	—	4,443
Dividends declared	—	—	—	(2,160)	—	—	(2,160)
Balances, December 31, 2012	13,520	$676	$60,158	$108,101	$(6,463)	$84	$162,556

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,694	$12,441	$5,255
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	5,537	5,492	5,383
Amortization of purchased intangible assets	6,210	5,707	5,330
Amortization of deferred debt issuance costs	124	649	587
Stock-based compensation	4,443	3,397	3,501
Deferred income tax benefit	(1,267)	(1,587)	(1,708)
Equity in earnings of joint ventures	—	—	(255)
Gain on step acquisition of joint ventures	—	—	(2,117)
Loss on disposal of property, plant and equipment	—	35	34
Change in:
Accounts receivable, net	560	(9,551)	2,690
Inventories	(2,342)	(8,392)	1,696
Prepaid expenses and other	(149)	(1,346)	(437)
Accounts payable	(3,618)	(1,035)	2,970
Customer advances	(578)	465	(4,871)
Accrued expenses and other liabilities	(644)	3,451	(1,365)
Net cash provided by operating activities	19,970	9,726	16,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(15,647)	(7,726)	(3,527)
Acquisition of TRX Industries	(10,294)	—	—
Acquisition of Austin Explosives Company	—	—	(3,620)
Step acquisition of joint ventures, net of cash acquired	—	—	(2,065)
Change in other non-current assets	386	(5)	(53)
Net cash used in investing activities	(25,555)	(7,731)	(9,265)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

(Dollars in Thousands)

	2012	2011	2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Payment on syndicated term loans	—	(22,247)	(22,124)
Borrowings on bank lines of credit, net	12,174	24,191	780
Payment on loans with former owners of LRI	(1,176)	(36)	—
Payment on Nord LB term loans	—	(627)	(797)
Payment on capital lease obligations	(66)	(295)	(304)
Payment of dividends	(2,155)	(2,130)	(2,089)
Payment of deferred debt issuance costs	—	(435)	—
Contribution from non-controlling stockholder	—	42	—
Net proceeds from issuance of common stock to employees and directors	193	177	188
Tax impact of stock-based compensation	(453)	(35)	(601)
Net cash provided by (used in) financing activities	8,517	(1,395)	(24,947)
EFFECTS OF EXCHANGE RATES ON CASH	(8)	104	(320)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,924	704	(17,839)
CASH AND CASH EQUIVALENTS, beginning of the period	5,276	4,572	22,411
CASH AND CASH EQUIVALENTS, end of the period	$8,200	$5,276	$4,572

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$746	$1,280	$2,458
Income taxes, net	$7,395	$5,847	$4,111

NON-CASH FINANCING ACTIVITY:
Common stock issued for acquisitions	$—	$—	$3,301

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2012

(Currency Amounts in Thousands, Except Per Share Data)

(1)       ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (“DMC”) was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware during 1997. DMC is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, Germany, France, Canada and Russia.  Customers are located throughout the world. DMC currently operates under three business segments — Explosive Metalworking, in which metals are metallurgically joined or altered by using explosives; Oilfield Products, which manufactures, markets, and sells oil field perforating equipment and explosives; and AMK Welding, which utilizes a number of welding technologies to weld components for manufacturers of jet engines and ground-based turbines. DMC has eight wholly-owned operating subsidiaries, Nobelclad Europe S.A. (“Nobelclad”), DYNAenergetics GmbH and Co. KG (“DYNAenergetics”), Dynaplat GmbH and Co. KG (“Dynaplat”), DYNAenergetics Canada, DYNAenergetics RUS, Perfoline, DYNAenergetics US and Nitro Metall Aktiebolag (“Nitro Metall”).  DYNAenergetics RUS, Perfoline and DYNAenergetics US (formally Austin Explosives Company) were acquired in 2010 as described below.  DMC also has one majority-owned subsidiary, KAZ DYNAenergetics, who distributes perforating equipment in Kazakhstan.  In addition, DMC has six wholly owned holding companies.  Dynamic Materials Luxembourg S.a r.l 1, Dynamic Materials Luxembourg S.a r.l 2, DYNAenergetics Holding GmbH, DYNAenergetics Beteiligungs GmbH and Dynaplat Holdings GmbH were established in connection with the acquisition of DYNAenergetics and DYNAenergetics NA, LLC was established in connection with the 2009 acquisition of LRI Oil Tools, Inc.

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

2012 Acquisition

On January 3, 2012, we acquired the assets and operating business of Texas-based TRX Industries, Inc. (“TRX”), a manufacturer of perforating guns.  TRX, which has now been integrated into DYNAenergetics US, had been a long-term supplier to DYNAenergetics US and, in recent years, accounted for a rapidly growing percentage of its perforating gun purchases.  Our statements of operations include the effect of the TRX acquisition from the January 3, 2012 closing date.  See Note 3 for additional disclosures regarding this acquisition.

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

In September 2011, DYNAenergetics entered into a new currency hedge agreement with its bank to hedge its risk on a new $2,500 order which is similar to the order described above.  This hedge agreement, which was amended in December 2011, allowed DYNAenergetics to sell $2,500 for Euros at an exchange rate of 1.425 U.S. dollars per Euros if the market rate was under 1.25 or above 1.425 at the time of settlement.  If the market rate upon settlement was between 1.25 and 1.425, the market rate would be used.  The only exception to this would have been if the market exchange rate dropped below 1.25 any time prior to the settlement in which case the rate upon settlement would have been 1.425 even if the exchange rate subsequently rose back above 1.25 prior to settlement.  As the market rate never went below 1.25 nor exceeded 1.425 at the time of settlement, the market rate was used at settlement and therefore, no gain or loss was recorded.  This hedge agreement expired on May 3, 2012.  We did not designate this derivative as a cash flow hedge for accounting purposes and as such, gains and losses related to changes in its valuation were recorded in the statement of operations.

Cash and Cash Equivalents and Restricted Cash

For purposes of the consolidated financial statements, we consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We review our accounts receivable balance routinely to identify any specific customers with collectability issues.  In circumstances where we are aware of a specific customer’s inability to meets its financial obligation to us, we record a specific allowance for doubtful accounts (with the offsetting expense charged to our statement of operations) against the amounts due reducing the net recognized receivable to the amount we estimate will be collected.  For all other customers, we estimate our allowance for doubtful accounts based on historical rates of write offs of uncollectible receivables and our evaluation of the year end composition of accounts receivable.

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market value.  Cost elements included in inventory are material, labor, subcontract costs, and factory overhead.  Inventories consist of the following at December 31, 2012 and 2011:

	2012	2011
Raw materials	$16,079	$15,526
Work-in-process	12,133	10,511
Finished goods	19,155	15,947
Supplies	953	1,234
	$48,320	$43,218

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

Buildings and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years

Property, plant and equipment consist of the following at December 31, 2012 and 2011:

	2012	2011
Land	$2,792	$2,249
Buildings and improvements	24,203	22,212
Manufacturing equipment and tooling	39,073	33,409
Furniture, fixtures and computer equipment	7,148	6,741
Other	3,534	2,257
Construction in process	13,871	6,046
	$90,621	$72,914

Asset Impairments

We review our long-lived assets to be held and used by us for impairment whenever events or changes in circumstances indicate their carrying amount may not be recoverable.  In so doing, we estimate the future net cash flows expected to result from the use of these assets and their eventual disposition.  If the sum of the expected future net cash flows (undiscounted and without interest charges) is less than the carrying amount of these assets, an impairment loss is recognized to reduce these assets to their estimated fair values.  Otherwise, an impairment loss is not recognized.  Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.  There have been no asset impairments for the years ending December 31, 2012, 2011 and 2010.

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

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive	Oilfield
	Metalworking	Products	Total
Goodwill balance at December 31, 2010	$22,458	$16,715	$39,173
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(349)	(496)	(845)
Adjustment due to exchange rate differences	(472)	(349)	(821)
Goodwill balance at December 31, 2011	$21,637	$15,870	$37,507
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(322)	(485)	(807)
Adjustment due to exchange rate differences	419	312	731
Goodwill balance at December 31, 2012	$21,734	$15,697	$37,431

All of the goodwill shown above, which is primarily in Germany, corresponds to amortizable goodwill for tax purposes.

Purchased Intangible Assets

Our purchased intangible assets include core technology, customer relationships and trademarks/trade names.  Impairment, if any, is calculated based upon our evaluation whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required.  Finite lived intangible assets are amortized over the estimated useful life of the related assets which have a weighted average amortization period of 12 years in total.

The weighted average amortization periods of the intangible assets by asset category are as follows:

Core technology	20 years
Customer relationships	9 years
Trademarks / Trade names	9 years

The following table presents details of intangible assets as of December 31, 2012:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,494	$(5,749)	$16,745
Customer relationships	44,334	(20,046)	24,288
Trademarks / Trade names	2,409	(1,484)	925
Total intangible assets	$69,237	$(27,279)	$41,958

The following table presents details of intangible assets as of December 31, 2011:

		Accumulated
	Gross	Amortization	Net
Core technology	$22,041	$(4,525)	$17,516
Customer relationships	38,165	(14,720)	23,445
Trademarks / Trade names	2,361	(1,268)	1,093

Total intangible assets	$62,567	$(20,513)	$42,054

The change in the gross value of our purchased intangible assets from December 31, 2011 to December 31, 2012 reflects the additional intangible assets associated with the acquisition of TRX and the impact of foreign currency translation adjustments.

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2013	$6,341
2014	6,133
2015	4,681
2016	4,681
2017	4,658
Thereafter	15,464
$41,958

Other Assets

Included in other assets are net deferred debt issuance costs of $406 and $530 as of December 31, 2012 and 2011, respectively.  On December 21, 2011, we entered into a new five-year syndicated credit agreement, which amended and restated in its entirety the prior syndicated agreement entered into on November 16, 2007.  In connection with this amendment, $284 of costs associated with the prior term loan and the banks which are no longer in the syndicate were expensed.  The outstanding balance of deferred debt issuance as of December 31, 2011 included additional costs of $435 that were incurred in connection with our amended and restated credit agreement and $95 of deferred debt issuance costs that were carried over from the prior agreement.  These deferred debt issuance are being amortized over the five-year term of the amended and restated credit agreement which expires on December 21, 2016.

Customer Advances

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of December 31, 2012 and 2011, customer advances totaled $1,363 and $1,918, respectively, and originated from several customers.

Revenue Recognition

Sales of clad metal products and welding services are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed, and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Products related to the oilfield products segment, which include detonating cords, detonators, bi-directional boosters, and shaped charges, as well as, seismic related explosives and accessories, are standard in nature.  In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  For contracts that require multiple shipments, revenue is recorded only for the units included in each individual shipment.  If, as a contract proceeds toward completion, projected total cost on an individual contract indicates a probable loss, we will account for such anticipated loss.  Revenue from sales of consigned inventory is recognized upon the use of the product by the consignee or according to the terms of the contract.

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

Computation and reconciliation of earnings per common share are as follows:

	For the Year Ended
	December 31, 2012
Basic earnings per share:	Income	Shares	EPS
Net income attributable to DMC	$11,696
Less income allocated to RSAs	(211)

Net income allocated to common stock for EPS calculation	$11,485	13,264,636	$0.87

Adjust shares for dilutives:
Stock-based compensation plans		4,077

Diluted earnings per share:
Net income attributable to DMC	$11,696
Less income allocated to RSAs	(211)

Net income allocated to common stock for EPS calculation	$11,485	13,268,713	$0.87

	For the Year Ended
	December 31, 2011
Basic earnings per share:	Income	Shares	EPS
Net income attributable to DMC	$12,491
Less income allocated to RSAs	(246)

Net income allocated to common stock for EPS calculation	$12,245	13,089,691	$0.94

Adjust shares for dilutives:
Stock-based compensation plans		9,430

Diluted earnings per share:
Net income attributable to DMC	$12,491
Less income allocated to RSAs	(246)

Net income allocated to common stock for EPS calculation	$12,245	13,099,121	$0.93

	For the Year Ended
	December 31, 2010
Basic earnings per share:	Income	Shares	EPS
Net income attributable to DMC	$5,265
Less income allocated to RSAs	(94)

Net income allocated to common stock for EPS calculation	$5,171	12,869,666	$0.40

Adjust shares for dilutives:
Stock-based compensation plans		12,088

Diluted earnings per share:
Net income attributable to DMC	$5,265
Less income allocated to RSAs	(94)

Net income allocated to common stock for EPS calculation	$5,171	12,881,754	$0.40

Derivative Financial Instruments

In the past we have used interest rate swap agreements to manage our interest rate risk on significant portions of our variable rate term loan debt we carried at that time.  The accounting method used for our interest rate swap agreements involved designating the derivative arrangements as hedges in accordance with accounting principles generally accepted in the United States and as a result, changes in the fair value of the swap agreement were recorded in other comprehensive income with the offset as a swap agreement asset or liability.  It was our policy to execute such arrangements with creditworthy banks.  Additionally, as discussed above, we have periodically used foreign currency hedge agreements to manage our foreign currency risk on select transactions.

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and long-term debt approximate their fair value.

We had an interest rate swap agreement, which expired on November 16, 2010, and two foreign currency hedge agreements, which expired on April 30, 2011 and May 3, 2012, that were recorded at fair value. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

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

Our foreign currency hedge agreements were not exchange listed and were therefore valued with models that use Level 2 inputs.

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

Related Party Transactions

Prior to acquiring the remaining outstanding interests in our unconsolidated joint ventures on April 30, 2010 (see Note 3), we had related party transactions with these joint ventures which are summarized below:

	2010
		Interest
	Sales to	income from
DYNAenergetics RUS	$663	$—
Perfoline	19	13

Total	$682	$13

Concentration of Credit Risk

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables.  At December 31, 2012, we had no financial instruments with off-balance sheet risk of accounting losses other than the derivative discussed above.

Other Cumulative Comprehensive Loss

Other cumulative comprehensive loss as of December 31, 2012, 2011, and 2010 consisted entirely of currency translation adjustments.

Recent Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued an accounting standard which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendment was to be applied retrospectively and was effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.  Other than revised disclosures, this update did not have a material impact on our financial statements.

On September 15, 2011 the FASB issued a revised accounting standard intended to simplify how an entity tests goodwill for impairment.  The amendment allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test.  An entity is no longer required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount.  The amendment was effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted this amendment for our Explosive Metalworking reporting unit.

Reclassifications

Certain prior year balances in the consolidated financial statements and notes have been reclassified to conform to the 2012 presentation.

(3)       ACQUISITIONS

TRX Industries

On January 3, 2012, we acquired the assets and operating business of Texas-based TRX Industries, Inc. (“TRX”), a manufacturer of perforating guns, for a purchase price of $10,294.  TRX, which has now been integrated into DYNAenergetics US, had been a long-term supplier to DYNAenergetics US and, in recent years, accounted for a rapidly growing percentage of its perforating gun purchases.

The acquisition of TRX was structured as an asset purchase in an all-cash transaction.  The purchase price was allocated to tangible and identifiable intangible assets based on their fair values as determined by appraisals performed as of the acquisition date on property, plant and equipment and discounted cash flow analysis on the identifiable intangible assets.  The allocation of the purchase price to the assets of TRX was as follows:

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

Pro Forma Statements of Operations

The following table presents the pro-forma combined results of operations for the years ended December 31, 2011 and 2010 assuming (i) the acquisitions of TRX, AECO and the Russian joint ventures had occurred on January 1; (ii) pro-forma amortization expense of the purchased intangible assets; (iii) pro-forma depreciation expense of the fair value of purchased property, plant and equipment; (iv) elimination of intercompany sales; and (v) increase in interest expense for borrowing $10,000 to fund the acquisition of TRX and 1,500 Euros to fund the acquisition of the Russian joint ventures:

	(Unaudited)
	For the years ended December 31,
	2011	2010
Net sales	$216,014	$165,624
Income from operations	$20,022	$7,019
Net income attributable to DMC	$13,549	$4,985

Net income per share:
Basic	$1.01	$0.38
Diluted	$1.01	$0.38

The pro-forma results above are not necessarily indicative of the operating results that would have actually occurred if the acquisition had been in effect on the dates indicated, nor are they necessarily indicative of future results of the combined companies.  Since the above acquisitions occurred on or before January 3, 2012, the actual results for the year ended December 31, 2012 reflect the full year impact on these acquisitions.

(4)       INVESTMENT IN JOINT VENTURES

As discussed in Note 3, on April 30, 2010, we acquired the remaining non-controlling interests in two joint ventures that were previously majority-owned by our Oilfield Products business segment.  Prior to the April 30, 2010 step acquisition, these investments, which include DYNAenergetics RUS and Perfoline, were accounted for under the equity method due to certain non-controlling interest veto rights that allowed the non-controlling interest shareholders to participate in decisions related to the ordinary course of business. Operating results from January 1, 2010 through April 30, 2010 includes our proportionate share of income from these unconsolidated joint ventures.  As a result of the step acquisition, we now consolidate the financial statements of these entities.

Summarized unaudited financial information for the joint ventures accounted for under the equity method for the period from January 1, 2010 through April 30, 2010 are as follows:

2010 (a)
Net sales	$2,575
Gross profit	$656
Operating income	$302
Net income attributable to DMC	$468
Equity in earnings of joint ventures	$255

(a)  Represents operating results through April 30, 2010

(5)       DEBT

Lines of credit consisted of the following at December 31, 2012 and 2011:

	2012	2011
Syndicated credit agreement:
U.S. Dollar revolving loan	$31,900	$20,247
Euro revolving loan	4,625	6,215
Canadian Dollar revolving loan	1,254	—
Commerzbank line of credit	981	—
Nord LB line of credit	—	13

	38,760	26,475
Less current portion	(981)	(13)

Long-term lines of credit	$37,779	$26,462

Long-term debt consisted of the following at December 31, 2012 and 2011:

	2012	2011
Loans with former owners of LRI	$120	$1,271
Less current maturities	(65)	(1,153)

Long-term debt	$55	$118

Syndicated Credit Agreement

On December 21, 2011, we entered into a five-year syndicated credit agreement (“credit facility”) which amended and restated in its entirety our prior syndicated credit facility entered into on November 16, 2007.  The new credit facility, which provides revolving loan availability of $36,000, 16,000 Euros and 1,500 Canadian dollars, is through a syndicate of four banks, with JP Morgan Chase Bank, N.A. acting as administrative agent for the U.S. and Canadian dollar loans and JP Morgan Europe Ltd. acting as administrative agent for the Euro loans.  The credit facility expires on December 21, 2016.  Based upon our expected 2013 operating results, planned 2013 capital expenditures and expected changes in working capital levels during 2013, we expect our average 2013 borrowings to be equal to or exceed the amount of outstanding borrowings at December 31, 2012.  Thus, we have classified all borrowings outstanding as of December 31, 2012 under our syndicated credit agreement as long-term lines of credit.

U.S. Dollar Revolving Loans:  At our option, borrowings under the $36,000 revolving loan can be in the form of Alternate Base Rate loans (“ABR” borrowings are based on the greater of adjusted Prime rates, adjusted CD rates, or adjusted Federal Funds rates) or one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans.  ABR loans bear interest at the defined ABR rate plus 0.00% (at our current leverage ratio) and LIBOR loans bear interest at the applicable LIBOR rate plus 1.5% (at our current leverage ratio).  As of December 31, 2012, outstanding revolving loans totaled $31,900 and had an all-in interest rate of 1.72% based on the LIBOR rate.  Our rates are subject to change based upon changes in our current leverage ratio.

Euro Revolving Loans:  At our option, borrowings under the 16,000 Euro revolving loan can be based on one, two, three, or six month Euro Interbank Offered Rate (“EURIBOR”) rates and bear interest at the applicable EURIBOR rate plus 1.5% (at our current leverage ratio).  As of December 31, 2012, we had outstanding borrowings of 3,500 Euros ($4,625 based on the December 31, 2012 exchange rate) under the Euro revolving loan bearing interest at an all-in rate of 1.61% based on the one month EURIBOR option.  Our rates are subject to change based upon changes in our current leverage ratio.

Canadian Dollar Revolving Loans:  At our option, borrowings under the $1,500 Canadian dollar revolving loan can be based on one, two, three or six month Canadian Dealer Offered Rate (“CDOR”) rates and bear interest at the applicable CDOR rate plus 1.5% (at our current leverage ratio).  As of December 31, 2012, we had outstanding borrowings of 1,250 Canadian dollars ($1,254 based on the December 31, 2012 exchange rate) under the Canadian Dollar revolving loan bearing interest at an all-in rate of 2.83% based on the one month CDOR option.  Our rates are subject to change based upon changes in our current leverage ratio.

The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC.

Line of Credit with German Bank

We maintain a line of credit with a German bank for certain DYNAenergetics operations.  This line of credit provides a borrowing capacity of 4,000 Euros and is also used by DYNAenergetics to issue bank guarantees to its customers to secure advance payments made by them.  As of December 31, 2012, we had outstanding borrowings of 742 Euros ($981 based on the December 31, 2012 exchange rate).  As of December 31, 2012, we had bank guarantees secured by the line of credit of $1,261.  The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2012 was 3.85%.  The line of credit has open-ended terms and can be cancelled by the bank at any time.

Loans with Former Owners of LRI

In connection with our October 1, 2009 acquisition of LRI, we assumed loans with the former owners of LRI totaling 2,634 Canadian dollars.  Following the acquisition, we immediately repaid 1,302 Canadian dollars of the loans, leaving a principal balance of 1,332 Canadian dollars, which was due in 35 equal installments beginning on December 1, 2011 with the final payment being due on October 1, 2014.  Under the terms of our amended and restated credit facility, we were required to prepay the outstanding principal balance on certain of these loans in January 2012 in the amount of 1,080 Canadian dollars.  As of December 31, 2012, the outstanding balance on these loans was 120 Canadian dollars ($120 based on the December 31, 2012 exchange rate).  These loans bear interest at the prime rate plus 1.25% (4.25% at December 31, 2012).

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness;

mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of December 31, 2012, we were in compliance with all financial covenants and other provisions of our debt agreements.

Scheduled Debt Maturity

Our long-term debt, other than lines of credit, matures as follows:

Year ended December 31-
2013	65
2014	55

$120

(6)       STOCK OWNERSHIP AND BENEFIT PLANS

On September 21, 2006, our stockholders approved, and we adopted, the 2006 Stock Incentive Plan (“2006 Plan”).  The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards.  There are a total of 942,500 shares available for grant under the 2006 Plan.  As of December 31, 2012, we have granted an aggregate of 805,850 shares of restricted stock and restricted stock units under the 2006 Plan, leaving 136,650 shares available for future grant.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations:

	2012	2011	2010
Cost of products sold	$324	$261	$316
General and administrative expenses	3,018	2,431	2,402
Selling and distribution expenses	1,101	705	783

Stock-based compensation expense before income taxes	4,443	3,397	3,501
Income tax benefit	(864)	(918)	(888)

Stock-based compensation expense, net of income taxes	$3,579	$2,479	$2,613

Earnings per share impact:
Basic - net income	$0.27	$0.19	$0.20
Diluted - net income	$0.27	$0.19	$0.20

Our stock-based compensation expense results from restricted stock awards, restricted stock units and stock issued under the Employee Stock Purchase Plan.  Our 2012 stock-based compensation expense includes $672 relating to the accelerated recognition of stock-based compensation expense resulting from accelerated vesting of restricted stock awards associated with our President and Chief Executive Officer’s planned retirement on March 1, 2013 and the December 31, 2012 retirement of another senior executive.  During the first quarter of 2013 and, as a result of board actions taken in January 2013, we expect to record a one-time expense of approximately $3,000 associated with management retirements.  This estimated expense will include approximately $895 of stock-based compensation, with the remainder representing cash payments.

Restricted Stock Awards and Units:  Restricted stock and restricted stock units granted to the executive officers and employees of DMC generally vest in one-third increments on the first, second, and third anniversary of the date of grant.  Restricted stock granted to directors in 2012 vest in one-third increments on the first, second, and third anniversary dates.  In previous years, restricted stock granted to directors of DMC vested on the first anniversary of the date of grant.  In 2008, we granted 90,000 restricted stock awards under a supplemental executive retirement plan, with 100% of these awards vesting on the fifth anniversary of the date of grant.  The fair value of restricted stock and restricted stock unit awards is based on the fair value of DMC’s stock on the date of grant and is amortized to compensation expense over the vesting period on a straight line basis.

A summary of the activity of our nonvested shares of restricted stock for the years ended December 31, 2012, 2011, and 2010 is as follows:

		Weighted Average
		Grant Date
	Shares	Fair Value
Balance at December 31, 2009	198,650	$38.39
Granted	104,000	19.95
Vested	(65,161)	29.26

Balance at December 31, 2010	237,489	$32.82
Granted	116,500	20.90
Vested	(90,660)	24.16
Forfeited	(1,500)	18.79

Balance at December 31, 2011	261,829	$30.59
Granted	116,900	20.74
Vested	(136,344)	27.20

Balance at December 31, 2012	242,385	$27.75

A summary of the activity of our nonvested restricted stock units for the years ended December 31, 2012, 2011, and 2010 is as follows:

		Weighted Average
	Share	Grant Date
	Units	Fair Value
Balance at December 31, 2009	15,166	$15.96
Granted	28,000	20.44
Vested	(8,583)	15.97

Balance at December 31, 2010	34,583	$19.59
Granted	32,500	20.45
Vested	(13,085)	18.24

Balance at December 31, 2011	53,998	$20.43
Granted	50,200	20.44
Vested	(20,769)	20.43

Balance at December 31, 2012	83,429	$20.44

As of December 31, 2012, there was $1,802 and $976 of total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units, respectively.  The cost is expected to be recognized over a weighted average period of 1.23 years and 1.50 years for the restricted stock awards and restricted stock units, respectively.

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

A summary of stock option activity for the years ended December 31, 2012, 2011, and 2010 is as follows:

		Weighted	Weighted
		Average	Average	Aggregate
		Exercise	Remaining	Intrinsic
	Options	Price	Contractual Term	Value

Balance at December 31, 2009	28,000	$10.37
Exercised	(8,300)	4.75

Balance at December 31, 2010	19,700	$12.74
Exercised	(4,200)	4.71

Balance at December 31, 2011	15,500	$14.92
Exercised	—	—

Balance at December 31, 2012	15,500	$14.92	2.26	$51

Exercisable at December 31, 2012	15,500	$14.92	2.26	$51

The intrinsic value of options exercised for the years ended December 31, 2012, 2011, and 2010 was $0, $74 and $98, respectively.  As of December 31, 2012 and 2011, there was no unrecognized stock-based compensation cost related to unvested stock options.

The following table summarizes information about employee stock options outstanding and exercisable at December 31, 2012:

	Number of
	Options	Weighted
	Outstanding at	Average
Range of	and Exercisable	Remaining	Weighted
Exercise	December 31,	Contractual Life	Average
Prices	2012	in Years	Exercise Price

$1.42 - $1.42	500	0.96	$1.42
$4.87 - $4.87	5,000	2.06	$4.87
$20.62 - $20.62	10,000	2.42	$20.62

	15,500	2.26	$14.92

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 600,000 shares of which 158,055 shares remain available for future purchases. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”).  The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of DMC at the lesser of 85% of the fair market value of DMC’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 14,717; 8,688; and 11,005 shares of our stock were purchased during the years ended December 31, 2012, 2011, and 2010, respectively.  Our total stock-based compensation expense for 2012, 2011, and 2010 includes $58, $57, and $48 respectively, in compensation expense associated with the ESPP.

401(k) Plan

We offer a contributory 401(k) plan to our employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee.  Total DMC contributions were $431, $379, and $360 for the years ended December 31, 2012, 2011 and 2010, respectively.

(7)       INCOME TAXES

The domestic and foreign components of income before tax for our operations for the years ended December 31 are summarized below:

	2012	2011	2010
Domestic	$7,716	$12,550	$4,896
Foreign	8,836	4,260	1,492

	$16,552	$16,810	$6,388

The components of the provision for income taxes for the years ended December 31 are as follows:

	2012	2011	2010
Current - Federal	$3,774	$4,260	$2,089
Current - State	148	137	(68)
Current - Foreign	2,203	1,559	820

	6,125	5,956	2,841

Deferred - Federal	(314)	(295)	(376)
Deferred - State	(21)	(24)	25
Deferred - Foreign
Net operating losses	176	71	(784)
Other	(1,108)	(1,339)	(573)

	(1,267)	(1,587)	(1,708)

	$4,858	$4,369	$1,133

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 35% in 2012, 2011, and 2010 to income before taxes for the years ended December 31 is as follows:

	2012	2011	2010
Federal income tax at statutory rate	$5,793	$5,900	$2,240
State and local tax items not included below, net	431	209	(185)
Effect of difference between U.S. Federal and foreign tax rates	(1,459)	(554)	261
Permanent differences:
Foreign interest expense	(859)	(784)	(651)
U.S. manufacturing tax deduction	(356)	(414)	(117)
Deemed repatriation of foreign earnings	914	—	—
Book gain on step acquisition of joint ventures	—	—	(453)
Other	326	279	148
Current year tax credits	(29)	(142)	(12)
Impact of statutory tax rate change	198	(31)	(36)
Other	(101)	(94)	(62)

Provision for income taxes	$4,858	$4,369	$1,133

In January 2013, the United States Congress authorized, and the President signed into law, certain federal tax credits that can be reflected in our U.S. tax return for 2012; however, since this law was enacted in 2013, the financial statement benefit of such credits cannot be reflected until the first quarter of 2013.  The lack of availability of such credits caused the 2012 effective tax rate to be approximately 5.5% higher than it would have been had the credits been approved in 2012.

Our deferred tax assets and liabilities at December 31, 2012 and 2011 consist of the following:

	2012	2011
Deferred tax assets:
Income tax credit carryforward	$584	$1,015
Net foreign operating loss carryforward	6,019	6,196
Inventory differences	1,451	1,011
Allowance for doubtful accounts	113	111
Equity compensation	1,703	1,813
Vacation and other compensation accrual	420	261
Other, net	21	16

Deferred tax assets	10,311	10,423

Deferred tax liabilities:
Purchased intangible assets	(13,257)	(14,027)
Depreciation and amortization	(2,097)	(2,469)
Investment in partnerships	(1,129)	(1,843)
Deferred profit	(236)	(383)
Other, net	(74)	—

Deferred tax liabilities	(16,793)	(18,722)

Net deferred tax liabilities	$(6,482)	$(8,299)

Current deferred tax assets	$2,074	$1,469
Current deferred tax liabilities	(149)	(68)
Long-term deferred tax assets	804	485
Long-term deferred tax liabilities	(9,211)	(10,185)

Net deferred tax liabilities	$(6,482)	$(8,299)

As a result of stock-based compensation in 2012, 2011, and 2010, we decreased additional paid-in-capital by $453, $35, and $601, respectively, for the tax impact.  To the extent these adjustments reduced taxes currently payable, they are not reflected in the current income tax provision for those years.

As of December 31, 2012, 2011 and 2010, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $42,543, $27,745 and $16,514, respectively.  Deferred income taxes have not been provided on this undistributed income, as we do not plan to initiate any action that would require the payment of U.S. income taxes on these earnings.  It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

The components of the income tax credit carryforward as of December 31, 2012 are U.S. foreign tax credits of $551 (which, if unused, expire between 2017 and 2019) and sundry state tax credits of $33 (which, if unused, expire between 2013 and 2017).  The components of the income tax credit carryforward as of December 31, 2011, are U.S. foreign tax credits of $971 (which, if unused, expire between 2013 and 2019) and sundry state tax credits of $44 (which, if unused, expire beginning in 2012 and 2019).

As of December 31, 2012 and 2011, we had no state net operating loss carryforwards.  The foreign loss carryforwards are primarily from jurisdictions which do not impose a time limitation on such carryforwards.

At December 31, 2012 and 2011, the balance of unrecognized tax benefits was $0.  We recognize interest and penalties related to uncertain tax positions in operating expense.  As of December 31, 2012 and 2011, our accrual for interest and penalties related to uncertain tax positions was $0.

DMC’s U.S. Federal tax returns for the tax years 2009-2012 remain open to examination while most of DMC’s state tax returns remain open to examination for the tax years 2008-2012.  DMC’s foreign tax returns remain open to examination for the tax years 2007-2012.

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

Beginning in 2011, we changed our methodology of allocating corporate overhead to our business segments.  In connection with this change, we no longer allocate certain corporate expenses that do not directly benefit our business segments.  The business segment disclosure for the year ended December 31, 2010 presented below also reflects our new allocation methodology.

Segment information is presented for the years ended December 31, 2012, 2011 and 2010 as follows:

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
As of and for the year ended December 31, 2012:
Net sales	$115,333	$77,404	$8,830	$201,567
Depreciation and amortization	$5,580	$5,631	$536	$11,747
Income from operations	$17,439	$7,047	$925	$25,411
Unallocated amounts:
Corporate expenses				(3,565)
Stock-based compensation				(4,443)
Other expense				(32)
Interest expense				(832)
Interest income				13

Consolidated income before income taxes				$16,552

Segment assets	$100,227	$112,319	$6,120	$218,666
Assets not allocated to segments:
Cash and cash equivalents				8,200
Prepaid expenses and other assets				5,687
Deferred tax assets				2,878

Consolidated total assets				$235,431

Capital expenditures	$4,747	$10,386	$514	$15,647

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
As of and for the year ended December 31, 2011:
Net sales	$126,199	$72,782	$9,910	$208,891
Depreciation and amortization	$5,833	$4,877	$489	$11,199
Income from operations	$16,058	$6,188	$2,056	$24,302
Unallocated amounts:
Corporate expenses				(2,686)
Stock-based compensation				(3,397)
Other income				528
Interest expense				(1,945)
Interest income				8

Consolidated income before income taxes				$16,810

Segment assets	$102,473	$92,070	$6,006	$200,549
Assets not allocated to segments:
Cash and cash equivalents				5,276
Prepaid expenses and other assets				5,647
Deferred tax assets				1,954

Consolidated total assets				$213,426

Capital expenditures	$4,338	$2,904	$484	$7,726

	Explosive	Oilfield	AMK
	Metalworking	Products	Welding	Total
As of and for the year ended December 31, 2010:
Net sales	$98,570	$45,332	$10,837	$154,739
Depreciation and amortization	$5,891	$4,351	$471	$10,713
Income from operations	$7,461	$2,426	$2,617	$12,504
Equity in earnings of joint ventures	$—	$255	$—	255
Unallocated amounts:
Corporate expenses				(2,214)
Stock-based compensation				(3,501)
Other income				2,316
Interest expense				(3,046)
Interest income				74

Consolidated income before income taxes				$6,388

Segment assets	$96,344	$89,169	$5,403	$190,916
Assets not allocated to segments:
Cash and cash equivalents				4,572
Prepaid expenses and other assets				4,600
Deferred tax assets				1,305

Consolidated total assets				$201,393

Capital expenditures	$2,407	$832	$288	$3,527

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2012	2011	2010
United States	$28,248	$21,810	$20,784
Germany	11,319	9,924	9,234
France	5,912	5,767	5,742
Russia	5,351	387	331
Canada	2,136	2,339	2,145
Rest of the world	1,010	1,175	1,570

Total	$53,976	$41,402	$39,806

All of our sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, France, Canada, Sweden (subsequently closed during 2011), Russia and Kazakhstan. The following represents our net sales based on the geographic location of the customer:

	For the years ended December 31,
	2012	2011	2010
United States	$78,676	$81,410	$44,587
Canada	21,083	24,151	29,907
Germany	13,992	12,960	25,109
South Korea	9,469	29,951	10,309
China	7,986	1,468	1,797
France	6,838	3,828	5,425
Russia	6,472	8,658	7,067
Rest of the world	57,051	46,465	30,538

Total	$201,567	$208,891	$154,739

During the years ended December 31, 2012, 2011, and 2010, no one customer accounted for more than 10% of total net sales.

(9)       COMMITMENTS AND CONTINGENCIES

We lease certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable lease agreements. Certain of these leases (primarily equipment related) are recorded as capital leases.  Amortization expense associated with the capital leases is combined with depreciation expense of fixed assets.  Details of capitalized leased assets as of December 31, 2012 and 2011 are as follows:

	2012	2011
Manufacturing equipment and tooling	$292	$364
Furniture, fixtures and computer equipment	—	57

Total	292	421

Less: Accumulated amortization	(231)	(300)

Net capitalized leased assets	$61	$121

Future minimum rental commitments under non-cancelable leases are as follows:

	Capital Leases	Operating Leases
Year ended December 31 -
2013	$55	$2,928
2014	23	2,099
2015	—	1,716
2016	—	579
2017	—	419
Thereafter	—	228

Total minimum payments	78	$7,969

Amounts representing interest	(7)
Present value of net minimum lease payments	71
Current portion of capital lease obligations	(52)
Capital lease obligations	$19

Total rental expense included in operations was $3,182, $2,973, and $2,295 for the years ended December 31, 2012, 2011, and 2010, respectively.

During 2008, we entered into a license agreement and a risk allocation agreement related to our U.S. Explosive Metalworking business.  These agreements, which were amended in 2012, provide us with the ability to perform our explosive shooting process at a second shooting site in Pennsylvania.  Future minimum payments required to be made by us under these agreements are as follows:

Year ended December 31 -
2013	$398
2014	398
2015	398
2016	398
2017	398
Thereafter	398

Total minimum payments	$2,388

In the normal course of business, we are party to various contractual disputes and claims. After considering our evaluations by legal counsel regarding pending actions, we are of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations.

(10)     QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the years ended December 31, 2012 and 2011 are presented below:

	Year ended December 31, 2012
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$50,212	$48,687	$50,149	$52,519

Gross profit	$14,377	$13,939	$15,349	$16,043

Net income	$2,428	$2,653	$3,754	$2,861

Net income per share - basic	$0.18	$0.20	$0.28	$0.21

Net income per share - diluted	$0.18	$0.20	$0.28	$0.21

	Year ended December 31, 2011
	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	March 31,	June 30,	September 30,	December 31,
Net sales	$45,574	$54,165	$54,890	$54,262

Gross profit	$10,302	$15,473	$14,832	$14,840

Net income	$750	$3,868	$4,273	$3,599

Net income per share - basic	$0.06	$0.29	$0.32	$0.27

Net income per share - diluted	$0.06	$0.29	$0.32	$0.27

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2012.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level as of the end of the period covered by this Annual Report.  There have been no changes in internal control over financial reporting during the fourth quarter of 2012.

Management’s Report on Internal Control over Financial Reporting

The management of Dynamic Materials Corporation and subsidiaries (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2012 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on that evaluation, management concluded that DMC’s internal control over financial reporting was effective as of December 31, 2012.

DMC’s internal control over financial reporting as of December 31, 2012, has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which is included elsewhere herein.

/s/ Kevin Longe
Kevin Longe
President and Chief Executive Officer
March 14, 2013

/s/ Richard A. Santa
Richard A. Santa
Senior Vice President and Chief Financial Officer
March 14, 2013

Report of Independent Registered Public Accounting Firm

The Stockholders and the

Board of Directors of Dynamic Materials Corporation

We have audited Dynamic Materials Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Dynamic Materials Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012 of Dynamic Materials Corporation and subsidiaries and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Denver, Colorado
March 14, 2013

ITEM 9B.             Other Information

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2012.

ITEM 11.                                         Executive Compensation

Item 11 incorporates information by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2012.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2012.

For information regarding securities authorized for issuance under our equity compensation plans see the Proxy Statement for our 2013 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2012.

ITEM 14.                                         Principal Accounting Fees and Services

Item 14 incorporates information by reference to our Proxy Statement for the 2013 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2012.

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
10.1

Amended and Restated Credit Agreement dated as of December 21, 2011, by and among the Company, the US borrowers party thereto, the Euro borrowers party thereto, the Canadian borrowers party thereto, the guarantors party thereto, the lenders party thereto, JPMorgan Chase Bank, N.A., as US administrative agent, J.P. Morgan Europe Limited, as Euro administrative agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian administrative agent, KeyBank National Association, as syndication agent, Wells Fargo Bank, National Association, as documentation agent, and JPMorgan Chase Bank, N.A., as sole bookrunner and lead arranger (incorporated by reference to the Company’s Annual report on Form 10-K for the year ended December 31, 2011).

10.2	Employment Agreement, dated as of March 1, 2013, by and between the Company and Kevin Longe. *
10.3	Agreement, dated as of January 18, 2013, by and between the Company and Richard A. Santa. *
10.4

Consulting Agreement, dated September 11, 2012, among DYNAenergetics Holding GmbH, the Company and RoRo Consult GmbH, (incorporated by reference to the Company’s Form 8-K filed with the Commission on September 13, 2012). *

10.5	Dynamic Materials Corporation 2006 Stock Incentive Plan (incorporated by reference to the Company’s Form 10-Q filed with the Commission on November 2, 2006). *
10.6	Amendment No. 1 to Dynamic Materials Corporation 2006 Stock Incentive Plan dated March 11, 2013. *
10.7	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.8	Form of Non-Executive Director Restricted Stock Award Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.9	Form of Indemnification Agreement (incorporated by reference to the Company’s Form 8-K filed with the Commission on January 24, 2011). *
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Vice President and Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Vice President and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

DYNAMIC MATERIALS CORPORATION

March 14, 2013	By:	/s/ Richard A. Santa
Richard A. Santa
Senior Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin Longe	President and Chief Executive Officer	March 14, 2013
Kevin Longe	(Principal Executive Officer)

/s/ Richard A. Santa	Senior Vice President and Chief Financial Officer	March 14, 2013
Richard A. Santa	(Principal Financial and Accounting Officer)

/s/ Dean K. Allen	Chairman and Director	March 14, 2013
Dean K. Allen

/s/ Yvon Pierre Cariou	Director	March 14, 2013
Yvon Pierre Cariou

/s/ Robert A. Cohen	Director	March 14, 2013
Robert A. Cohen

/s/ James J. Ferris	Director	March 14, 2013
James J. Ferris

/s/ Richard P. Graff	Director	March 14, 2013
Richard P. Graff

/s/ Bernard Hueber	Director	March 14, 2013
Bernard Hueber

/s/ Gerard Munera	Director	March 14, 2013
Gerard Munera

/s/ Rolf Rospek	Director	March 14, 2013
Rolf Rospek

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2012

PAGE
Schedule II (a)	84
Schedule II (b)	84
Schedule II (c)	84

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at	Additions	Accounts		Balance at
	beginning	charged to	receivable	Other	end of
	of period	income	written off	Adjustments	period
Year ended -

December 31, 2010	$390	$—	$—	$(12)	$378

December 31, 2011	$378	$267	$(149)	$(72)	$424

December 31, 2012	$424	$63	$(10)	$(71)	$406

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

WARRANTY RESERVE

	Balance at	Additions			Balance at
	beginning	charged to	Repairs	Other	end of
	of period	income	allowed	Adjustments	period
Year ended -

December 31, 2010	$298	$463	$(164)	$—	$597

December 31, 2011	$597	$756	$(761)	$—	$592

December 31, 2012	$592	$175	$(134)	$(190)	$443

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES

SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

INVENTORY RESERVE

	Balance at	Additions		Balance at
	beginning	charged to	Inventory	end of
	of period	income	write-offs	period
Year ended -

December 31, 2010	$256	$210	$(241)	$225

December 31, 2011	$225	$77	$(145)	$157

December 31, 2012	$157	$310	$(130)	$337