Form 10-Q
period 2013-03-31
DYNAMIC MATERIALS CORP
filed 2013-04-30
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares of Common Stock outstanding was 13,683,307 as of April 30, 2013.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,
	2013	December 31,
	(unaudited)	2012
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,174	$8,200
Accounts receivable, net of allowance for doubtful accounts of $440 and $406, respectively	32,912	36,981
Inventory	46,862	48,320
Prepaid expenses and other	5,972	5,091
Current deferred tax assets	1,634	2,074

Total current assets	95,554	100,666

PROPERTY, PLANT AND EQUIPMENT	93,871	90,621
Less - accumulated depreciation	(37,608)	(36,645)

Property, plant and equipment, net	56,263	53,976

GOODWILL, net	36,125	37,431

PURCHASED INTANGIBLE ASSETS, net	39,428	41,958

DEFERRED TAX ASSETS	1,107	804

OTHER ASSETS, net	530	596

TOTAL ASSETS	$229,007	$235,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,
	2013	December 31,
	(unaudited)	2012
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,449	$11,281
Accrued expenses	4,491	4,564
Dividend payable	547	540
Accrued income taxes	295	406
Accrued employee compensation and benefits	3,927	4,977
Customer advances	1,383	1,363
Current debt obligations	64	1,046
Current portion of capital lease obligations	50	52
Current deferred tax liabilities	155	149

Total current liabilities	21,361	24,378

LINES OF CREDIT	38,256	37,779

LONG-TERM DEBT	37	55

CAPITAL LEASE OBLIGATIONS	6	19

DEFERRED TAX LIABILITIES	8,608	9,211

OTHER LONG-TERM LIABILITIES	1,582	1,433

Total liabilities	69,850	72,875

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,683,307 and 13,519,555 shares issued and outstanding, respectively	684	676
Additional paid-in capital	60,682	60,158
Retained earnings	107,769	108,101
Other cumulative comprehensive loss	(10,087)	(6,463)

Total Dynamic Materials Corporation’s stockholders’ equity	159,048	162,472
Non-controlling interest	109	84

Total stockholders’ equity	159,157	162,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,007	$235,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2013	2012
NET SALES	$46,270	$50,212

COST OF PRODUCTS SOLD	33,551	35,835

Gross profit	12,719	14,377

COSTS AND EXPENSES:
General and administrative expenses	8,138	4,505
Selling and distribution expenses	4,051	4,190
Amortization of purchased intangible assets	1,585	1,544

Total costs and expenses	13,774	10,239

INCOME (LOSS) FROM OPERATIONS	(1,055)	4,138

OTHER INCOME (EXPENSE):
Other income (expense), net	296	(200)
Interest expense	(172)	(211)
Interest income	3	6

INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	(928)	3,733

INCOME TAX PROVISION (BENEFIT)	(1,171)	1,342

NET INCOME	243	2,391

Less: Net income (loss) attributable to non-controlling interest	28	(37)

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$215	$2,428

INCOME PER SHARE:
Basic	$0.02	$0.18
Diluted	$0.02	$0.18

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,509,792	13,183,000
Diluted	13,513,797	13,190,193

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2013	2012
Net income including non-controlling interest	$243	$2,391

Change in cumulative foreign currency translation adjustment	(3,627)	3,829

Total comprehensive income (loss)	(3,384)	6,220

Comprehensive income (loss) attributable to non-controlling interest	25	(35)

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$(3,409)	$6,255

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2013
(Amounts in Thousands)
(unaudited)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balances, December 31, 2012	13,520	$676	$60,158	$108,101	$(6,463)	$84	$162,556
Net income	—	—	—	215	—	28	243
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,624)	(3)	(3,627)
Shares issued in connection with stock compensation plans	163	8	(8)	—	—	—	—
Tax impact of stock-based compensation	—	—	(890)	—	—	—	(890)
Stock-based compensation	—	—	1,422	—	—	—	1,422
Dividends declared	—	—	—	(547)	—	—	(547)
Balances, March 31, 2013	13,683	$684	$60,682	$107,769	$(10,087)	$109	$159,157

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(Amounts in Thousands)
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$243	$2,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	1,417	1,367
Amortization of purchased intangible assets	1,585	1,544
Amortization of deferred debt issuance costs	25	35
Stock-based compensation	1,422	969
Deferred income tax benefit	(19)	(305)
Loss on disposal of property, plant and equipment	21	—
Change in:
Accounts receivable, net	3,553	1,337
Inventories	550	(363)
Prepaid expenses and other	(954)	112
Accounts payable	(603)	(1,359)
Customer advances	48	1,517
Accrued expenses and other liabilities	(998)	(512)

Net cash provided by operating activities	6,290	6,733

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,453)	(2,633)
Acquisition of TRX Industries	—	(10,294)
Change in other non-current assets	45	116

Net cash used in investing activities	(4,408)	(12,811)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(202)	9,840
Payment on loans with former owners of LRI	(16)	(1,127)
Payment on capital lease obligations	(13)	(24)
Payment of dividends	(540)	(535)
Tax impact of stock-based compensation	(890)	19

Net cash provided by (used in) financing activities	(1,661)	8,173

EFFECTS OF EXCHANGE RATES ON CASH	(247)	162

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(26)	2,257

CASH AND CASH EQUIVALENTS, beginning of the period	8,200	5,276

CASH AND CASH EQUIVALENTS, end of the period	$8,174	$7,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2012.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Dynamic Materials Corporation (“DMC”) and its controlled subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

2.      SIGNIFICANT ACCOUNTING POLICIES

Income Taxes

The effective tax rate for each of the periods reported differs from the U.S. statutory rate due primarily to favorable foreign permanent differences, variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods and differences between the U.S. and foreign tax rates (which range from 20% to 35%) on earnings that have been permanently reinvested.

In January 2013, the United States Congress authorized, and the President signed into law, legislation which retroactively changed federal tax laws for 2012. Since this legislation was enacted in 2013, the financial statement benefit from these changes, totaling approximately $900, was reflected in the provision for income taxes in the consolidated statement of operations during the three months ended March 31, 2013.

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

Computation and reconciliation of earnings per common share are as follows:

	For the three months ended			For the three months ended
	March 31, 2013			March 31, 2012
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$215			$2,428
Less income allocated to RSAs	(2)			(53)

Net income allocated to common stock for EPS calculation	$213	13,509,792	$0.02	$2,375	13,183,000	$0.18

Adjust shares for dilutives:
Stock-based compensation plans		4,005			7,193

Diluted earnings per share:
Net income attributable to DMC	$215			$2,428
Less income allocated to RSAs	(2)			(53)

Net income allocated to common stock for EPS calculation	$213	13,513,797	$0.02	$2,375	13,190,193	$0.18

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and long-term debt approximate their fair value.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued an accounting standards update which requires an entity to disclose amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This accounting standards update is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this update did not have a material impact on our financial statements.

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

4.      INVENTORY

The components of inventory are as follows at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Raw materials	$15,484	$16,079
Work-in-process	11,172	12,133
Finished goods	18,917	19,155
Supplies	1,289	953
	$46,862	$48,320

5.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive Metalworking	Oilfield Products	Total
Goodwill balance at December 31, 2012	$21,734	$15,697	$37,431
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(83)	(125)	(208)
Adjustment due to exchange rate differences	(628)	(470)	(1,098)

Goodwill balance at March 31, 2013	$21,023	$15,102	$36,125

6.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2013:

	Gross	Accumulated Amortization	Net
Core technology	$21,819	$(5,851)	$15,968
Customer relationships	43,351	(20,742)	22,609
Trademarks / Trade names	2,336	(1,485)	851

Total intangible assets	$67,506	$(28,078)	$39,428

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2012:

	Gross	Accumulated Amortization	Net
Core technology	$22,494	$(5,749)	$16,745
Customer relationships	44,334	(20,046)	24,288
Trademarks / Trade names	2,409	(1,484)	925

Total intangible assets	$69,237	$(27,279)	$41,958

The change in the gross value of our purchased intangible assets from December 31, 2012 to March 31, 2013 is due solely to the impact of foreign currency translation adjustments.

7.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of March 31, 2013 and December 31, 2012, customer advances totaled $1,383 and $1,363, respectively, and originated from several customers.

8.      DEBT

Lines of credit consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Syndicated credit agreement:
U.S. Dollar revolving loan	$28,900	$31,900
Euro revolving loan	9,356	4,625
Canadian Dollar revolving loan	—	1,254
Commerzbank line of credit	—	981
	38,256	38,760
Less current portion	—	(981)

Long-term lines of credit	$38,256	$37,779

Long-term debt consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
Loans with former owners of LRI	$101	$120
Less current maturities	(64)	(65)

Long-term debt	$37	$55

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of March 31, 2013, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

The accounting policies of all the segments are the same as those described in the summary of significant accounting policies included herein and in our Annual Report on Form 10-K for the year ended December 31, 2012.  Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is presented for the three months ended March 31, 2013 and 2012 as follows:

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the three months ended March 31, 2013
Net sales	$26,180	$18,655	$1,435	$46,270
Depreciation and amortization	$1,456	$1,396	$150	$3,002
Income (loss) from operations	$2,444	$1,723	$(294)	$3,873
Unallocated amounts:
Corporate expenses				(3,506)
Stock-based compensation				(1,422)
Other income				296
Interest expense				(172)
Interest income				3

Consolidated loss before income taxes and non-controlling interest				$(928)

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the three months ended March 31, 2012
Net sales	$27,533	$20,974	$1,705	$50,212
Depreciation and amortization	$1,402	$1,385	$124	$2,911
Income (loss) from operations	$4,099	$2,046	$(87)	$6,058
Unallocated amounts:
Corporate expenses				(951)
Stock-based compensation				(969)
Other expense				(200)
Interest expense				(211)
Interest income				6

Consolidated income before income taxes and non-controlling interest				$3,733

 During the three months ended March 31, 2013, no one customer accounted for more than 10% of total net sales.  During the three months ended March 31, 2012, no one customer accounted for more than 10% of total net sales.

10.      RETIREMENT EXPENSES

During the first quarter of 2013 and, as a result of board actions taken in January 2013, we recorded a one-time expense of $2,965 associated with management retirements, the majority of which relates to the March 1, 2013 retirement of Yvon Cariou, our former President and Chief Executive Officer.  This expense includes $894 of stock-based compensation, with the remainder representing cash payments.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2012.

Unless stated otherwise, all currency amounts in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as Nobelclad), Oilfield Products and AMK Welding.  For the three months ended March 31, 2013, Explosive Metalworking accounted for 57% of our net sales and 63% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Our Oilfield Products segment accounted for 40% of our first quarter 2013 net sales and 44% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense. AMK Welding segment accounted for 3% of our net sales and reported an operating loss for the quarter.

Our consolidated net sales for the three months ended March 31, 2013 decreased by $3,942, or 7.9%, compared to the same period of 2012.  The year-to-year consolidated net sales decrease reflects sales decreases of $1,353 (4.9%) for our Explosive Metalworking segment, $2,319 (11.1%) for our Oilfield Products segment and $270 (15.8%) for our AMK Welding segment.  These sales decreases combined with an increase of $3,535 in operating expenses resulted in an operating loss of $1,055 for the three months ended March 31, 2013 compared to operating income of $4,138 in the same period of 2012.  This $5,193 decrease in operating income reflects decreases of $1,655, $323 and $207 in the operating income reported by our Explosive Metalworking, Oilfield Products segments and the operating loss reported by our AMK Welding segment, respectively, and a net increase of $3,008 in aggregate unallocated corporate expenses and stock-based compensation expense which includes $2,965 of non-recurring expenses associated with executive management retirements. Reported consolidated operating income (loss) for the three months ended March 31, 2013 and 2012 includes amortization expense of $1,585 and $1,544, respectively, relating to purchased intangible assets associated with several acquisitions executed between November 2007 and January 2012. Net income was $215 for the first quarter 2013 compared to net income of $2,428 for the same period of 2012.

Impact of Current Economic Situation on the Company

We were only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, chemicals and petrochemicals, aluminum production, power generation, shipbuilding, industrial refrigeration, alternative energy and hydrometallurgy.  These industries tend to be cyclical in nature and the uneven worldwide economic recovery has affected many of these markets. While certain sectors continue to be slow, including alternative energy, hydrometallurgy and power generation, quoting activity in other end markets remains healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, our Explosive Metalworking segment benefited from the modest improvement in 2011 and early 2012 in some of the industries it supplies and we believe that it is well-positioned to further benefit as global economic conditions improve.

As a result of acquisitions made during 2009, 2010 and 2012 and strong organic sales growth beginning in the third quarter of 2010 and continuing through the second quarter of 2012, our Oilfield Products segment has grown into a second core business for us, generating 39% of our consolidated net sales in 2012 and 40% of our year-to-date 2013 consolidated net sales as compared to only 13% of our consolidated net sales in 2009.

Our Explosive Metalworking backlog increased only slightly from $46,398 at December 31, 2012 to $47,558 at March 31, 2013. Based upon the March 31, 2013 Explosive Metalworking backlog, recent quoting activity for this segment and positive sales trends in our Oilfield Products segment, we expect our second quarter 2013 consolidated net sales to increase by 17% to 20% from the $46,270 that we reported in the first quarter and continue to believe that our full year 2013 consolidated net sales could increase by 8% to 10% from the $201,567 in consolidated net sales that we reported in 2012.

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

Gross profit and cost of products sold

Cost of of products sold for Explosive Metalworking includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

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

Our backlog with respect to the Explosive Metalworking segment increased to $47,558 at March 31, 2013 from $46,398 at December 31, 2012.

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Net sales

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Net sales	$46,270	$50,212	$(3,942)	(7.9)%

Net sales for the first quarter of 2013 decreased 7.9% to $46,270 from $50,212 for the first quarter of 2012.  Explosive Metalworking sales decreased 4.9% to $26,180 for the three months ended March 31, 2013 (57% of total sales) from $27,533 for the same period of 2012 (55% of total sales). Since our Explosive Metalworking backlog increased from $44,564 at December 31, 2011 to $46,398 at December 31, 2012, the $1,353 decrease in first quarter 2013 sales relates principally to the timing of orders entering our backlog and the subsequent shipment of these orders.

Oilfield Products contributed $18,655 to first quarter 2013 sales (40% of total sales), which represents an 11.1% decline from sales of $20,974 for the first quarter of 2012 (42% of total sales). This $2,319 decrease relates principally to timing of shipments on an annual tender order from India. Oilfield Products first quarter 2012 sales included approximately $2.5 million in sales relating to the Indian tender order; however, full shipment of the 2013 tender order valued at approximately $3.2 million is scheduled for shipment in the second quarter.

AMK Welding contributed $1,435 to first quarter 2013 sales (3% of total sales), compared to sales of $1,705 for the first quarter of 2012 (3% of total sales), a sales decrease of $270 or 15.8%.  As was the case in the first quarter of 2012, AMK continues to experience a decline in ground power sales that is attributable to a customer's decision to discontinue new production work on a ground turbine platform that has accounted for a major portion of AMK's historical ground power revenues. While we believe that AMK can replace this lost revenue stream over time by developing new business opportunities with both existing and new customers in the aircraft engine, ground turbine, and oil and gas industries, we view 2013 as another transition year for AMK and, at this point, do not expect AMK's full year 2013 sales to improve from the $8,830 in sales that AMK reported in 2012. However, we do expect AMK to report progressive improvement in its sales during the remaining three quarters of 2013.

Gross profit

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Gross profit	$12,719	$14,377	$(1,658)	(11.5)%
Consolidated gross profit margin rate	27.5%	28.6%

     Our first quarter 2013 gross profit decreased by 11.5% to $12,719 from $14,377 for the three months ended March 31, 2012. Our first quarter 2013 consolidated gross profit margin rate decreased to 27.5% from 28.6% for the first quarter of 2012.

The gross profit margin for Explosive Metalworking decreased from 26.2% in the first quarter of 2012 to 22.5% in the first quarter of 2013.  The decline in our first quarter 2013 gross margin relates principally to unfavorable changes in product mix as compared to the first three months of 2012. As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking's quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix.

Oilfield Products gross profit margin increased to 37.3% in the first quarter of 2013 from 33.5% in the first quarter of 2012. The improved first quarter gross margin performance relates to favorable changes in product/customer mix that reflects the favorable impact of shipping the lower margin Indian tender order during the first quarter of 2012. As discussed above, the full value of the 2013 Indian tender order is expected to ship in the second quarter.

AMK Welding reported a negative gross margin of 6.7% in the first quarter of 2013 compared to a positive gross margin of 11.3% in the first quarter of 2012. The majority of AMK's manufacturing costs are fixed in nature and AMK's low first quarter sales of $1,435 were not sufficient to cover AMK's variable and fixed manufacturing costs. AMK is expected to report modest and progressive improvement in its reported gross margin during the remaining three quarters of 2013.

Based upon the expected contribution to 2013 consolidated net sales by each of our three business segments, we expect our consolidated full year 2013 gross margin to be in a range of 27% to 29%.

General and administrative expenses

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
General and administrative expenses	$8,138	$4,505	$3,633	80.6%
Percentage of net sales	17.6%	9.0%

General and administrative expenses increased by $3,633, or 80.6%, to $8,138 for the three months ended March 31, 2013 from $4,505 for the same period of 2012.  Excluding the impact of $2,965 from non-recurring expenses associated with the management retirements, our general and administrative increased $668 or 14.8%. This increase includes an increase of $211 in professional services, an aggregate increase of $83 in salaries, benefits and payroll taxes, and a net increase of $374 in all other expense categories.  Excluding the impact of non-recurring management retirement expenses, general and administrative expenses, as a percentage of net sales, increased to 11.2% in the first quarter of 2013 from 9.0% in the first quarter of 2012.

Selling and distribution expenses

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Selling and distribution expenses	$4,051	$4,190	$(139)	(3.3)%
Percentage of net sales	8.8%	8.3%

 Our selling and distribution expenses, which include sales commissions of $309 in the first quarter of 2013 and $518 in the first quarter of 2012, decreased by 3.3% to $4,051 in the first quarter of 2013 from $4,190 in the first quarter of 2012.  The decrease in our selling and distribution expenses includes decreased selling and distribution expenses of $48 and $91 at our U.S. divisions and foreign divisions, respectively.

The $48 decrease in our U.S. selling and distribution expenses reflects an aggregate decrease of $69 in salaries, incentive compensation and commission expense, a decrease in stock-based compensation of $146 and a net increase of $167 in all other expense categories.  The $91 decrease in our foreign divisions' selling and distribution expenses reflects an aggregate decrease of $99 in salary and commission expense and a net increase of $8 in all other spending categories.  As a percentage of net sales, selling and distribution expenses increased to 8.8% in the first quarter of 2013 from 8.3% in the first quarter of 2012.

Our consolidated selling and distribution expenses for the three months ended March 31, 2013 include $1,604 and $2,389, respectively, for our Explosive Metalworking and Oilfield Products business segments as compared to $1,560 and $2,446, respectively, for the first quarter of 2012. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Amortization of purchased intangible assets	$1,585	$1,544	$41	2.7%
Percentage of net sales	3.4%	3.1%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior year acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX Industries.  The $41 increase in first quarter 2013 amortization expenses reflects the impact of foreign currency translation effects.  Amortization expense for the three months ended March 31, 2013 includes $1,255, $283, and $47 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended March 31, 2012 includes $1,217, $280 and $47 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition and the acquisition of the two Russian joint ventures is expected to approximate €3,490 and €244, respectively, in 2013.  Our 2013 amortization expense associated with the June 2010 Austin Explosives acquisition and the January 2012 acquisition of TRX Industries is expected to approximate $435 and $895, respectively, and our 2013 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.

Operating income (loss)

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Operating income (loss)	$(1,055)	$4,138	$(5,193)	(125.5)%

Our consolidated income (loss) from operations decreased by $5,193 to an operating loss of $1,055 in the first quarter of 2013 from operating income of $4,138 in the first quarter of 2012. These operating income (loss) totals for 2013 and 2012 include $3,506 and $951, respectively, of unallocated corporate expenses and $1,422 and $969, respectively, of stock-based compensation expense. These expenses are not allocated to our business segments and thus are not included in the below 2012 and 2011 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding.

The large decrease in our consolidated operating income reflects a decrease of $2,185 in the aggregate operating income reported by our three business segments and increases in unallocated corporate expenses and stock-based compensation expense of $2,555 and $453, respectively. The aggregate increase of $3,008 in unallocated corporate expenses and stock-based compensation expense includes $2,965 of non-recurring expenses associated with management retirements, the majority of which relates to the March 1, 2013 retirement of Yvon Cariou, our former President and Chief Executive Officer, who was succeeded in position by Kevin Longe, our former Chief Operating Officer who joined the Company in July 2012.

Explosive Metalworking reported operating income of $2,444 in the first quarter of 2013 compared to $4,099 in the first quarter of 2012.  This $1,655 or 40.4% decrease is largely attributable to the 4.9% decline in sales combined with the decrease in the gross margin rate discussed above. Operating results of Explosive Metalworking for the three months ended March 31, 2013 and 2012 include $527 and $523, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $1,723 in the first quarter of 2013 compared to $2,046 in the first quarter of 2012.  The decrease in first quarter operating income reflects a relatively flat gross profit, which is attributable to an 11.1% sales decline offset by an 11.4% increase in gross margin rate, and a $260, or 5.2%, increase in total operating expenses. Operating results of Oilfield Products for the three months ended March 31, 2013 and 2012 include $1,058 and $1,021, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported an operating loss of $294 in the first quarter of 2013, a decrease of $207 from the operating loss of$87 that it reported in the first quarter of 2012.  The increase in AMK's operating loss for the three months ended March 31, 2013 compared to the same period of 2012 is principally attributable to the $270 sales decline and resultant decrease in gross profit as discussed above.

Other income (expense), net

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Other income (expense), net	$296	$(200)	$496	(248.0)%

 We reported net other income of $296 in the first quarter of 2013 compared to net other expense of $200 in the first quarter of 2012.  Our reported first quarter 2013 net other income of $296 includes net realized and unrealized foreign exchange gains of $320.  Our first quarter 2012 net other expense of $200 includes net realized and unrealized foreign exchange losses of $201.

Interest income (expense), net

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Interest income (expense), net	$(169)	$(205)	$36	(17.6)%

We recorded net interest expense of $169 in the first quarter of 2013 compared to net interest expense of $205 in the first quarter of 2012 which reflects relatively stable interest rates and a modest decrease in average outstanding borrowings during the first quarter of 2013.

Income tax provision (benefit)

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Income tax provision (benefit)	$(1,171)	$1,342	$(2,513)	(187.3)%
Effective tax rate	126.2%	35.9%

We recorded an income tax benefit of $1,171 in the first quarter of 2013 compared to an income tax provision of $1,342 in the first quarter of 2012.  Our consolidated income tax provision for the three months ended March 31, 2013 and 2012 included a U.S. tax benefit of $1,996 in 2013 and a U.S. tax provision of $788 in 2012, with the remainder relating to net foreign tax provisions of $825 and $554, respectively, associated with our foreign operations and holding companies.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $908 tax benefit that we recognized in the first quarter of 2013 had a significant impact on our first quarter effective tax rate. Excluding the effect of this $908 tax benefit, our first quarter 2013 effective tax rate would have been 27.5%. Year-to-year fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

We expect our blended effective tax rate for the full year 2013 to range from 21% to 23% based on projected pre-tax income and the financial statement benefit of $908 in certain tax benefits that we recognized in the first quarter of 2013 relating to the tax law changes enacted in January 2013 as discussed above. Excluding the impact of the first quarter tax benefit, the blended effective tax rate for 2013 is projected to be in a range of 26% to 28%.

Adjusted EBITDA

	Three Months Ended March 31,			Percentage
	2013	2012	Change	Change
Adjusted EBITDA	$3,341	$8,055	$(4,714)	(58.5)%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended March 31, 2013 and 2012 was $4,424 and $3,880, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended March 31,
	2013	2012
Net income attributable to DMC	$215	$2,428
Interest expense	172	211
Interest income	(3)	(6)
Provision (benefit) for income taxes	(1,171)	1,342
Depreciation	1,417	1,367
Amortization of purchased intangible assets	1,585	1,544
EBITDA	2,215	6,886
Stock-based compensation	1,422	969
Other (income) expense, net	(296)	200
Adjusted EBITDA	$3,341	$8,055

Adjusted EBITDA decreased by 58.5% to $3,341 in the first quarter of 2013 from $8,055 in the first quarter of 2012 primarily due to the $5,193 decrease in first quarter 2013 operating income.

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

As of March 31, 2013, U.S. dollar revolving loans of $28,900 and Euro revolving loans of $9,356 were outstanding under our syndicated credit agreement and $101 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $23,560 of unutilized revolving credit loan capacity as of March 31, 2013 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the three months ended March 31, 2013 and the year ended December 31, 2012, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of March 31, 2013, the maximum leverage ratio permitted by our credit facility was 2.25 to 1.0. The actual leverage ratio as of March 31, 2013 was 1.22 to 1.0. The maximum leverage ratio permitted as of June 30, September 30 and December 31, 2013 is also 2.25 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of March 31, 2013, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of March 31, 2013 was 2.14 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending June 30, September 30 and December 31, 2013 is 2.0 to 1.0.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of March 31, 2013, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2012.

Cash flows from operating activities

Net cash flows provided by operating activities decreased to $6,290 in the first quarter of 2013 from $6,733 in the first quarter 2012, reflecting a $2,148 decrease in net income that was partially offset by positive changes in net working capital of $864 and positive changes in non-cash adjustments aggregating $841. While we experienced net positive changes to working capital in first quarters of both 2013 and 2012, the net positive change in working capital increased to $1,596 in 2013 from $732 in 2012. Positive changes in our 2013 working capital included decreases in accounts receivable and inventories of $3,553 and $550, respectively, and an increase in customer advances of $48. These positive changes were partly offset by a decrease in accounts payable of $603, a decrease in accrued expenses and other liabilities of $998, and an increase in prepaid expenses and other of $954. All of foregoing changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

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

Cash flows from investing activities

Net cash flows used in investing activities for the three months ended March 31, 2013 totaled $4,408 and consisted almost entirely of capital expenditures. Our capital expenditures included $2,399 for our greenfield projects in Russia and North America.

Net cash flows used by investing activities for the three months ended March 31, 2012 totaled $12,811 which included our $10,294 cash investment in TRX Industries and $2,633 in capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the three months ended March 31, 2013 totaled $1,661, which included net repayments on bank lines of credit of $202 and payment of quarterly dividends of $540.

Net cash flows provided by financing activities for the three months ended March 31, 2012 totaled $8,173, which included net borrowings on bank lines of credit of $9,840. These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment on our loan with the former owners of LRI of $1,127 and payment of quarterly dividends of $535.

Payment of Dividends

On March 11, 2013, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on April 15, 2013.  The dividend totaled $547 and was payable to shareholders of record as of March 29, 2013.  We also paid a quarterly cash dividend of $.04 per share in the first quarter of 2012.

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

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in our Annual Report filed on Form 10-K for the year ended December 31, 2012.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended March 31, 2013 or in other factors that could materially affect our internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.

Exhibits

10.1    Dynamic Materials Corporation 2012 Nonqualified Deferred Compensation Plan, effective as of January 1, 2013.

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

101          The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	April 30, 2013	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)