Form 10-Q
period 2013-06-30
DYNAMIC MATERIALS CORP
filed 2013-07-30
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares of Common Stock outstanding was 13,753,757 as of July 30, 2013.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,323	$8,200
Accounts receivable, net of allowance for doubtful accounts of $471 and $406, respectively	41,511	36,981
Inventory	45,563	48,320
Prepaid expenses and other	5,516	5,091
Current deferred tax assets	1,991	2,074

Total current assets	96,904	100,666

PROPERTY, PLANT AND EQUIPMENT	98,963	90,621
Less - accumulated depreciation	(39,103)	(36,645)

Property, plant and equipment, net	59,860	53,976

GOODWILL, net	36,447	37,431

PURCHASED INTANGIBLE ASSETS, net	38,121	41,958

DEFERRED TAX ASSETS	505	804

OTHER ASSETS, net	506	596

TOTAL ASSETS	$232,343	$235,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,203	$11,281
Accrued expenses	4,781	4,564
Dividend payable	549	540
Accrued income taxes	906	406
Accrued employee compensation and benefits	4,557	4,977
Customer advances	4,763	1,363
Current debt obligations	63	1,046
Current portion of capital lease obligations	45	52
Current deferred tax liabilities	155	149

Total current liabilities	30,022	24,378

LINES OF CREDIT	28,843	37,779

LONG-TERM DEBT	20	55

CAPITAL LEASE OBLIGATIONS	—	19

DEFERRED TAX LIABILITIES	8,430	9,211

OTHER LONG-TERM LIABILITIES	1,668	1,433

Total liabilities	68,983	72,875

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,750,163 and 13,519,555 shares issued and outstanding, respectively	688	676
Additional paid-in capital	61,530	60,158
Retained earnings	110,659	108,101
Other cumulative comprehensive loss	(9,642)	(6,463)

Total Dynamic Materials Corporation’s stockholders’ equity	163,235	162,472
Non-controlling interest	125	84

Total stockholders’ equity	163,360	162,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$232,343	$235,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
NET SALES	$57,859	$48,687	$104,129	$98,899

COST OF PRODUCTS SOLD	40,796	34,748	74,347	70,583

Gross profit	17,063	13,939	29,782	28,316

COSTS AND EXPENSES:
General and administrative expenses	5,158	4,641	13,296	9,146
Selling and distribution expenses	4,324	4,128	8,375	8,319
Amortization of purchased intangible assets	1,568	1,520	3,153	3,064

Total costs and expenses	11,050	10,289	24,824	20,529

INCOME FROM OPERATIONS	6,013	3,650	4,958	7,787

OTHER INCOME (EXPENSE):
Other income (expense), net	(420)	409	(124)	209
Interest expense	(183)	(196)	(355)	(407)
Interest income	1	3	4	8

INCOME BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	5,411	3,866	4,483	7,597

INCOME TAX PROVISION	1,956	1,167	785	2,509

NET INCOME	3,455	2,699	3,698	5,088

Less: Net income attributable to non-controlling interest	15	46	43	9

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$3,440	$2,653	$3,655	$5,079

INCOME PER SHARE:
Basic	$0.25	$0.20	$0.27	$0.38
Diluted	$0.25	$0.20	$0.27	$0.38

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,526,623	13,205,620	13,523,028	13,203,310
Diluted	13,530,588	13,209,732	13,527,011	13,207,562

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	0.08	0.08

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Net income including non-controlling interest	$3,455	$2,699	$3,698	$5,088

Change in cumulative foreign currency translation adjustment	446	(7,085)	(3,181)	(3,254)

Total comprehensive income (loss)	3,901	(4,386)	517	1,834

Comprehensive income attributable to non-controlling interest	16	42	41	7

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$3,885	$(4,428)	$476	$1,827

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2013
(Amounts in Thousands)
(unaudited)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balances, December 31, 2012	13,520	$676	$60,158	$108,101	$(6,463)	$84	$162,556
Net income	—	—	—	3,655	—	43	3,698
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,179)	(2)	(3,181)
Shares issued in connection with stock compensation plans	230	12	151	—	—	—	163
Tax impact of stock-based compensation	—	—	(836)	—	—	—	(836)
Stock-based compensation	—	—	2,057	—	—	—	2,057
Dividends declared	—	—	—	(1,097)	—	—	(1,097)
Balances, June 30, 2013	13,750	$688	$61,530	$110,659	$(9,642)	$125	$163,360

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2013 AND 2012
(Amounts in Thousands)
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,698	$5,088
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	2,874	2,729
Amortization of purchased intangible assets	3,153	3,064
Amortization of deferred debt issuance costs	51	66
Stock-based compensation	2,057	1,935
Deferred income tax provision (benefit)	196	(459)
Gain (loss) on disposal of property, plant and equipment	21	(2)
Change in:
Accounts receivable, net	(5,012)	1,212
Inventories	1,889	(4,401)
Prepaid expenses and other	(543)	300
Accounts payable	3,103	80
Customer advances	3,427	169
Accrued expenses and other liabilities	484	(1,706)

Net cash provided by operating activities	15,398	8,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(9,726)	(5,595)
Acquisition of TRX Industries	—	(10,294)
Change in other non-current assets	192	126

Net cash used in investing activities	(9,534)	(15,763)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(9,811)	9,924
Payment on loans with former owners of LRI	(32)	(1,138)
Payment on capital lease obligations	(25)	(40)
Payment of dividends	(1,088)	(1,074)
Net proceeds from issuance of common stock to employees and directors	163	98
Tax impact of stock-based compensation	(836)	(11)

Net cash provided by (used in) financing activities	(11,629)	7,759

EFFECTS OF EXCHANGE RATES ON CASH	(112)	(132)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,877)	(61)

CASH AND CASH EQUIVALENTS, beginning of the period	8,200	5,276

CASH AND CASH EQUIVALENTS, end of the period	$2,323	$5,215

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

In January 2013, the United States Congress authorized, and the President signed into law, legislation which retroactively changed federal tax laws for 2012. Since this legislation was enacted in 2013, the financial statement benefit from these changes, totaling approximately $900, was reflected in the provision for income taxes in the consolidated statement of operations during the six months ended June 30, 2013.

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

Computation and reconciliation of earnings per common share are as follows:

	For the three months ended			For the three months ended
	June 30, 2013			June 30, 2012
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$3,440			$2,653
Less income allocated to RSAs	(53)			(60)

Net income allocated to common stock for EPS calculation	$3,387	13,526,623	$0.25	$2,593	13,205,620	$0.20

Adjust shares for dilutives:
Stock-based compensation plans		3,965			4,112

Diluted earnings per share:
Net income attributable to DMC	$3,440			$2,653
Less income allocated to RSAs	(53)			(60)

Net income allocated to common stock for EPS calculation	$3,387	13,530,588	$0.25	$2,593	13,209,732	$0.20

	For the six months ended			For the six months ended
	June 30, 2013			June 30, 2012
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$3,655			$5,079
Less income allocated to RSAs	(56)			(111)

Net income allocated to common stock for EPS calculation	$3,599	13,523,028	$0.27	$4,968	13,203,310	$0.38

Adjust shares for dilutives:
Stock-based compensation plans		3,983			4,252

Diluted earnings per share:
Net income attributable to DMC	$3,655			$5,079
Less income allocated to RSAs	(56)			(111)

Net income allocated to common stock for EPS calculation	$3,599	13,527,011	$0.27	$4,968	13,207,562	$0.38

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

4.      INVENTORY

The components of inventory are as follows at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Raw materials	$15,924	$16,079
Work-in-process	12,399	12,133
Finished goods	16,368	19,155
Supplies	872	953
	$45,563	$48,320

5.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive Metalworking	Oilfield Products	Total
Goodwill balance at December 31, 2012	$21,734	$15,697	$37,431
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(164)	(248)	(412)
Adjustment due to exchange rate differences	(327)	(245)	(572)

Goodwill balance at June 30, 2013	$21,243	$15,204	$36,447

6.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2013:

	Gross	Accumulated Amortization	Net
Core technology	$22,126	$(6,212)	$15,914
Customer relationships	43,569	(22,179)	21,390
Trademarks / Trade names	2,371	(1,554)	817

Total intangible assets	$68,066	$(29,945)	$38,121

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2012:

	Gross	Accumulated Amortization	Net
Core technology	$22,494	$(5,749)	$16,745
Customer relationships	44,334	(20,046)	24,288
Trademarks / Trade names	2,409	(1,484)	925

Total intangible assets	$69,237	$(27,279)	$41,958

The change in the gross value of our purchased intangible assets from December 31, 2012 to June 30, 2013 is due solely to the impact of foreign currency translation adjustments.

7.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of June 30, 2013 and December 31, 2012, customer advances totaled $4,763 and $1,363, respectively, and originated from several customers.

8.      DEBT

Lines of credit consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Syndicated credit agreement:
U.S. Dollar revolving loan	$23,900	$31,900
Euro revolving loan	4,943	4,625
Canadian Dollar revolving loan	—	1,254
Commerzbank line of credit	—	981
	28,843	38,760
Less current portion	—	(981)

Long-term lines of credit	$28,843	$37,779

Long-term debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Loans with former owners of LRI	$83	$120
Less current maturities	(63)	(65)

Long-term debt	$20	$55

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of June 30, 2013, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

Segment information is presented for the three and six months ended June 30, 2013 and 2012 as follows:

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the three months ended June 30, 2013
Net sales	$32,390	$23,164	$2,305	$57,859
Depreciation and amortization	$1,467	$1,407	$151	$3,025
Income from operations	$5,245	$2,157	$404	$7,806
Unallocated amounts:
Corporate expenses				(1,158)
Stock-based compensation				(635)
Other expense				(420)
Interest expense				(183)
Interest income				1

Consolidated income before income taxes and non-controlling interest				$5,411

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the three months ended June 30, 2012
Net sales	$27,374	$18,924	$2,389	$48,687
Depreciation and amortization	$1,378	$1,379	$125	$2,882
Income from operations	$3,589	$1,701	$165	$5,455
Unallocated amounts:
Corporate expenses				(839)
Stock-based compensation				(966)
Other income				409
Interest expense				(196)
Interest income				3

Consolidated income before income taxes and non-controlling interest				$3,866

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the six months ended June 30, 2013
Net sales	$58,572	$41,818	$3,739	$104,129
Depreciation and amortization	$2,923	$2,803	$301	$6,027
Income from operations	$7,689	$3,880	$110	$11,679
Unallocated amounts:
Corporate expenses				(4,664)
Stock-based compensation				(2,057)
Other expense				(124)
Interest expense				(355)
Interest income				4

Consolidated income before income taxes				$4,483

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the six months ended June 30, 2012
Net sales	$54,908	$39,898	$4,093	$98,899
Depreciation and amortization	$2,780	$2,764	$249	$5,793
Income from operations	$7,688	$3,747	$77	$11,512
Unallocated amounts:
Corporate expenses				(1,790)
Stock-based compensation				(1,935)
Other income				209
Interest expense				(407)
Interest income				8

Consolidated income before income taxes				$7,597

During the three months ended June 30, 2013, sales to one customer accounted for $7,451 (12.9%) of total net sales. During the six months ended June 30, 2013, no one customer accounted for more than 10% of total net sales.  During the three and six months ended June 30, 2012, no one customer accounted for more than 10% of total net sales.

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as Nobelclad), Oilfield Products and AMK Welding.  For the six months ended June 30, 2013, Explosive Metalworking accounted for 56% of our net sales and 66% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Our Oilfield Products segment accounted for 40% and 33% of our first half 2013 sales and income from operations, respectively, while the AMK Welding segment accounted for 4% of net sales and 1% of our income from operations for the first half of 2013.

Our consolidated net sales for the six months ended June 30, 2013 increased by $5,230, or 5.3%, compared to the same period of 2012.  The year-to-year consolidated net sales increase reflects sales increases of $3,664 (6.7%) for our Explosive Metalworking segment and $1,920 (4.8%) for our Oilfield Products segment which were partially offset by a sales decrease of $354 (8.6%) for our AMK Welding segment.  As a result of an increase of $4,295 in operating expenses, our consolidated income from operations decreased to $4,958 for the first half of 2013 compared to operating income of $7,787 in the same period of 2012.  This $2,829 decrease in operating income reflects a flat year-to-year operating income reported by our Explosive Metalworking segment, small increases of $133 and $33 in the operating income reported by our Oilfield Products and AMK Welding segments, respectively, and a net increase of $2,996 in aggregate unallocated corporate expenses and stock-based compensation expense which includes $2,965 of non-recurring expenses associated with executive management retirements. Reported consolidated operating income for the six months ended June 30, 2013 and 2012 includes amortization expense of $3,153 and $3,064, respectively, relating to purchased intangible assets associated with several acquisitions executed between November 2007 and January 2012. Net income was $3,655 for the first half of 2013 compared to net income of $5,079 for the same period of 2012.

Impact of Current Economic Situation on the Company

We were only minimally impacted in 2008 by the global economic slowdown.  However, during 2009 and 2010, we experienced a significant slowdown in Explosive Metalworking sales to some of the markets we serve.  The explosion-welded clad plate market is dependent upon sales of products for use by customers in a number of heavy industries, including oil and gas, chemicals and petrochemicals, aluminum production, power generation, shipbuilding, industrial refrigeration, alternative energy and hydrometallurgy.  These industries tend to be cyclical in nature and the uneven worldwide economic recovery has affected many of these markets. While certain sectors continue to be slow, including alternative energy, hydrometallurgy and power generation, quoting activity in other end markets remains healthy, and we continue to track an extensive list of projects. While timing of new order inflow remains difficult to predict, our Explosive Metalworking segment has benefited from the modest improvement in some of the industries it supplies and we believe that it is well-positioned to further benefit as global economic conditions improve.

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

Our Explosive Metalworking backlog decreased slightly to $44,151 at June 30, 2013 from $46,398 and $47,558 at December 31, 2012 and March 31, 2013, respectively. Based upon the June 30, 2013 Explosive Metalworking backlog, recent quoting activity for this segment and positive sales trends in our Oilfield Products segment, we expect our third quarter 2013 consolidated net sales to be comparable to the $57,859 in consolidated sales that we reported in the second quarter and believe that our full year 2013 consolidated net sales could increase by 6% to 8% from the $201,567 in consolidated net sales that we reported in 2012.

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

Our backlog with respect to the Explosive Metalworking segment decreased to $44,151 at June 30, 2013 from $46,398 at December 31, 2012.

Three and Six Months Ended June 30, 2013 Compared to the Three and Six Months Ended June 30, 2012

Net sales

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Net sales	$57,859	$48,687	$9,172	18.8%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Net sales	$104,129	$98,899	$5,230	5.3%

Our consolidated net sales for the second quarter of 2013 increased 18.8% to $57,859 from $48,687 for the second quarter of 2012.  Explosive Metalworking sales increased 18.3% to $32,390 for the three months ended June 30, 2013 (56% of total sales) from $27,374 for the same period of 2012 (56% of total sales). Despite our Explosive Metalworking backlog at the beginning of the respective quarters of 2012 and 2013 decreasing from $57,253 at March 31, 2012 to $47,558 at March 31, 2013, our second quarter 2013 Explosive Metalworking sales increased by $5,016, which indicates that the increase relates principally to the timing of orders entering our backlog and the subsequent shipment of these orders. To further explain, second quarter 2012 sales were lower than one might expect because the backlog at March 31, 2012 included certain large orders that were booked late in the quarter for which minimal or no shipments were made in the second quarter of 2012 due to lead times on metal purchases for these orders.

Oilfield Products contributed $23,164 to second quarter 2013 sales (40% of total sales), which represents an increase of 22.4% from sales of $18,924 for the second quarter of 2012 (39% of total sales). This $4,240 increase relates principally to timing of shipments on an annual tender order from India. Oilfield Products first quarter 2012 sales included approximately $2.5 million in sales relating to the Indian tender order; however, full shipment of the 2013 tender order valued at approximately $3.2 million shipped in the second quarter.

AMK Welding contributed $2,305 to second quarter 2013 sales (4% of total sales) compared to sales of $2,389 for the second quarter of 2012 (5% of total sales), a sales decrease of $84 or 3.5%.  As was the case in the first quarter of 2012, AMK continues to experience a decline in ground power sales that is attributable to a customer's decision to discontinue new production work on a ground turbine platform that has accounted for a major portion of AMK's historical ground power revenues. While we believe that AMK can replace this lost revenue stream over time by developing new business opportunities with both existing and new customers in the aircraft engine, ground turbine, and oil and gas industries, we view 2013 as another transition year for AMK and, at this point, do not expect AMK's full year 2013 sales to improve from the $8,830 in sales that AMK reported in 2012.

Our consolidated net sales for the first half of 2013 increased 5.3% to $104,129 from $98,899 in the first half of 2012. Explosive Metalworking sales increased 6.7% to $58,572 for the six months ended June 30, 2013 (56% of total sales) from $54,908 (56% of total sales) for the same period of 2012. The $3,664 increase in year-to-date Explosive Metalworking sales is smaller than their second quarter 2013 sales increase of $5,016 and, as discussed above, this sales increase relates principally to timing of shipments out of backlog.

Oilfield Products contributed $41,818 to first half 2013 sales (40% of total sales), which represents an increase of 4.8% from sales of $39,898 for the first half of 2012 (40% of total sales). Since average North American rig count in the oil and gas industry was down slightly from the first half of 2012 to the first half of 2013, the sales increase is largely attributable to a combination of market shares gains, geographical expansion initiatives and favorable changes in product/customer mix.

AMK Welding contributed $3,739 to first half 2013 sales (4% of total sales) compared to $4,093 for the first half of 2012 (4% of total sales), which represents a decrease of $354 or 8.6%.

Gross profit

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Gross profit	$17,063	$13,939	$3,124	22.4%
Consolidated gross profit margin rate	29.5%	28.6%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Gross profit	$29,782	$28,316	$1,466	5.2%
Consolidated gross profit margin rate	28.6%	28.6%

Our consolidated second quarter 2013 gross profit increased by 22.4% to $17,063 from $13,939 for the three months ended June 30, 2012. Our second quarter 2013 consolidated gross profit margin rate increased to 29.5% from 28.6% for the second quarter of 2012. For the six months ended June 30, 2013, consolidated gross profit increased by 5.2% to $29,782 from $28,316 for the same period of 2012. Our year-to-date consolidated gross profit margin rate remained flat at 28.6% in both 2012 and 2013.

The gross profit margin for Explosive Metalworking increased from 25.5% in the second quarter of 2012 to 26.3% in the second quarter of 2013.  For the six-month period, our gross profit margin for this segment decreased to 24.6% in 2013 from 25.9% in 2012. The increase in our second quarter gross margin rate and the decline in our year-to-date 2013 gross margin rate both relate principally to changes in product mix as compared to the comparable periods of 2012. As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking's quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product mix.

Our Oilfield Products segment's gross profit margin decreased to 34.5% in the second quarter of 2013 from 35.1% in the second quarter of 2012 and reflects the negative impact of a $300 increase to our reserve for obsolete and slow-moving inventory that was recorded in the second quarter of 2013. Oilfield Products reported a gross profit margin of 35.8% for the first half of 2013 compared to a gross profit margin of 34.2% for the first half of 2012. The improved year-to-date gross margin performance relates principally to favorable changes in product/customer mix.

The gross profit margin for AMK Welding increased to 27.5% in the second quarter of 2013 from 17.0% in the second quarter of 2012. AMK's second quarter 2013 gross margin performance was favorably impacted by a large volume of high margin repair work that flowed through the shop in the second quarter of 2013. The gross profit margin for AMK Welding decreased slightly to 14.3% for the first half of 2013 from 14.6% for the same period of 2012, with this decrease relating principally to the $354 decrease in AMK's 2013 sales and the fact that the majority of AMK's manufacturing costs are fixed in nature.

Based upon the expected contribution to 2013 consolidated net sales by each of our three business segments, we expect our consolidated full year 2013 gross margin to be in a range of 27% to 29%.

General and administrative expenses

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
General and administrative expenses	$5,158	$4,641	$517	11.1%
Percentage of net sales	8.9%	9.5%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
General and administrative expenses	$13,296	$9,146	$4,150	45.4%
Percentage of net sales	12.8%	9.2%

General and administrative expenses increased by $517, or 11.1%, to $5,158 for the three months ended June 30, 2013 from $4,641 for the same period of 2012.  This increase includes an aggregate increase of $352 in salaries, benefits and payroll taxes, an increase of $107 in professional services and a net increase of $58 in all other expense categories. As a percentage of net sales, general and administrative expenses decreased to 8.9% in the second quarter of 2013 from 9.5% in the second quarter of 2012.

General and administrative expenses increased by $4,150, or 45.4% to $13,296 for the six months ended June 30, 2013 from $9,146 for the same period of 2012. Excluding the impact of $2,965 from non-recurring expenses associated with management retirements, our general and administrative increased $1,185 or 13.0%. This increase includes an aggregate increase of $437 in salaries, benefits and payroll taxes, an increase of $343 in professional services and a net increase of $405 in all other expense categories.  Excluding the impact of non-recurring management retirement expenses, general and administrative expenses, as a percentage of net sales, increased to 9.9% for the first half of 2013 from 9.2% for the first half of 2012.

Selling and distribution expenses

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Selling and distribution expenses	$4,324	$4,128	$196	4.7%
Percentage of net sales	7.5%	8.5%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Selling and distribution expenses	$8,375	$8,319	$56	0.7%
Percentage of net sales	8.0%	8.4%

Our selling and distribution expenses, which include sales commissions of $289 in the second quarter of 2013 and $353 in the second quarter of 2012, increased by 4.7% to $4,324 in the second quarter of 2013 from $4,128 in the second quarter of 2012.  The increase in our selling and distribution expenses reflects decreased selling and distribution expenses of $139 at our U.S. divisions and increased selling and distribution expenses of $335 at our foreign divisions.

The $139 decrease in our second quarter U.S. selling and distribution expenses reflects a decrease in stock-based compensation of $156 and a net increase of $17 in all other expense categories.  The $335 increase in our foreign divisions' selling and distribution expenses reflects an aggregate increase of $139 in salary and commission expense and a net increase of $196 in all other spending categories.  As a percentage of net sales, selling and distribution expenses decreased to 7.5% in the second quarter of 2013 from 8.5% in the second quarter of 2012.

Our selling and distribution expenses, which include sales commissions of $597 in the first half of 2013 and $871 in the first half of 2012, increased by 0.7% to $8,375 in the first half of 2013 from $8,319 in the first half of 2012. The increase reflects decreased selling and distribution expenses of $186 at our U.S. divisions and increased selling and distribution expenses of $242 at our foreign divisions.

The $186 decrease in our U.S. selling and distribution expenses for the first half of 2013 reflects a decrease in stock-based compensation of $303 and a net increase of $117 in all other expense categories. The $242 increase in our foreign divisions' selling and distribution expenses reflects an aggregate increase of $40 in salary and commission expense and a net increase of $202 in all other spending categories. As a percentage of net sales, selling and distribution expenses decreased to 8.0% in the first half of 2013 from 8.4% in the first half of 2012.

Our consolidated selling and distribution expenses for the three months ended June 30, 2013 include $1,365 and $2,896, respectively, for our Explosive Metalworking and Oilfield Products business segments as compared to $1,675 and $2,247, respectively, for the second quarter of 2012. Our consolidated selling and distribution expenses for the six months ended June 30, 2013 include $2,969 and $5,284, respectively, for our Explosive Metalworking and Oilfield Products business segments as compared to $3,235 and $4,695, respectively, for the first half of 2012. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Amortization of purchased intangible assets	$1,568	$1,520	$48	3.2%
Percentage of net sales	2.7%	3.1%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Amortization of purchased intangible assets	$3,153	$3,064	$89	2.9%
Percentage of net sales	3.0%	3.1%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior year acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX Industries.  The $48 increase in second quarter 2013 amortization expenses reflects the impact of foreign currency translation effects.  Amortization expense for the three months ended June 30, 2013 includes $1,242, $279, and $47 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended June 30, 2012 includes $1,199, $275 and $46 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the six months ended June 30, 2013 includes $2,497, $562 and $94 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense for the six months ended June 30, 2012 includes $2,416, $555 and $93 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

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

Operating income

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Operating income	$6,013	$3,650	$2,363	64.7%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Operating income	$4,958	$7,787	$(2,829)	(36.3)%

Our consolidated operating income increased by $2,363 to $6,013 in the second quarter of 2013 from $3,650 in the second quarter of 2012. These operating income totals for the second quarters of 2013 and 2012 include $1,158 and $839, respectively, of unallocated corporate expenses and $635 and $966, respectively, of stock-based compensation expense. Our consolidated income from operations decreased by $2,829 to $4,958 for the first half of 2013 from $7,787 for the first half of 2012. These operating income totals for 2013 and 2012 include $4,664 and $1,790, respectively, of unallocated corporate expenses and $2,057 and $1,935, respectively, of stock-based compensation expense. These expenses are not allocated to our business segments and thus are not included in the below 2013 and 2012 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding.

The large decrease in our consolidated operating income for the first half of 2013 reflects a modest increase of $167 in the aggregate operating income reported by our three business segments that was offset by increases in unallocated corporate expenses and stock-based compensation expense of $2,874 and $122, respectively. The aggregate increase of $2,996 in unallocated corporate expenses and stock-based compensation expense includes $2,965 of non-recurring expenses associated with management retirements, the majority of which relates to the March 1, 2013 retirement of Yvon Cariou, our former President and Chief Executive Officer, who was succeeded in this position by Kevin Longe, our former Chief Operating Officer who joined the Company in July 2012.

Explosive Metalworking reported operating income of $5,245 in the second quarter of 2013 compared to $3,589 in the second quarter of 2012.  This $1,656 or 46.1% increase is largely attributable to the 18.3% sales increase discussed above. Operating results of Explosive Metalworking for the three months ended June 30, 2013 and 2012 include $521 and $513, respectively, of amortization expense of purchased intangible assets.  Explosive Metalworking reported operating income of $7,689 in the first half of 2013 compared to $7,688 in the first half of 2012.  Operating results of Explosive Metalworking for the six months ended June 30, 2013 and 2012 include $1,049 and $1,036, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $2,157 in the second quarter of 2013 compared to $1,701 in the second quarter of 2012.  Operating results of Oilfield Products for the three months ended June 30, 2013 and 2012 include $1,047 and $1,007, respectively, of amortization expense of purchased intangible assets.  Oilfield Products reported operating income of $3,880 in the first half of 2013 compared to $3,747 in the first half of 2012.  Operating results of Oilfield Products for the three months ended June 30, 2013 and 2012 include $2,104 and $2,028, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $404 in the second quarter of 2013, an increase of $239 from the operating income of $165 that it reported in the second quarter of 2012.  The increase in AMK's operating income for the three months ended June 30, 2013 compared to the same period of 2012 is principally attributable to the increase in gross profit as discussed above. AMK Welding reported operating income of $110 in the first half of 2013 compared to operating income of $77 that it reported in the same period of 2012.

Other income (expense), net

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Other income (expense), net	$(420)	$409	$(829)	(202.7)%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Other income (expense), net	$(124)	$209	$(333)	(159.3)%

 We reported net other expense of $420 in the second quarter of 2013 compared to net other income of $409 in the second quarter of 2012.  Our reported second quarter 2013 net other expense of $420 includes net realized and unrealized foreign exchange losses of $456.  Our second quarter 2012 net other income of $409 includes net realized and unrealized foreign exchange gains of $403.

We reported net other expense of 124 for the six months ended June 30, 2013 compared to net other income of $209 for the six months ended June 30, 2012. Our reported first half 2013 net other expense of $124 includes net realized and unrealized foreign exchange losses of $136. Our reported first half 2012 net other income of $209 includes net realized and unrealized foreign exchange gains of $202.

Interest income (expense), net

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Interest income (expense), net	$(182)	$(193)	$11	(5.7)%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Interest income (expense), net	$(351)	$(399)	$48	(12.0)%

We recorded net interest expense of $182 in the second quarter of 2013 compared to net interest expense of $193 in the second quarter of 2012. We recorded net interest expense of $351 for the first half of 2013 compared to net interest expense of $399 for the first half of 2012. The decreases in second quarter and year-to-date net interest expense reflects relatively stable interest rates and decreases in average outstanding borrowings during the respective periods.

Income tax provision

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Income tax provision	$1,956	$1,167	$789	67.6%
Effective tax rate	36.1%	30.2%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Income tax provision	$785	$2,509	$(1,724)	(68.7)%
Effective tax rate	17.5%	33.0%

We recorded an income tax provision of $1,956 in the second quarter of 2013 compared to an income tax provision of $1,167 in the second quarter of 2012.  Our consolidated income tax provision for the three months ended June 30, 2013 and 2012 included $1,240 and $784, respectively, related to U.S. taxes, with the remainder relating to net foreign tax provisions of $716 and $383, respectively, associated with our foreign operations and holding companies. The effective tax rate increased to 36.1% for the second quarter of 2013 compared to 30.2% for the second quarter of 2012.

For the six months ended June 30, 2013, we recorded an income tax provision of $785 compared to an income tax provision of $2,509 for the same period of 2012. Our consolidated income tax provision for the six months ended June 30, 2013 and 2012 included a U.S. tax benefit of $766 in 2013 and a U.S. tax provision of $1,572 in 2012, with the remainder relating to net foreign tax provisions of $1,551 and $937, respectively, associated with our foreign operations and holding companies. The effective tax rate decreased to 17.5% for the first half of 2013 compared to 33.0% for the first half of 2012.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $908 tax benefit that we recognized in the first quarter of 2013 had a significant favorable impact on our first quarter and first half effective tax rate. During the second quarter of 2013, we recorded a one-time tax expense of $404 associated with a German tax audit settlement as further discussed below. This non-recurring adjustment had a significant unfavorable impact on our second quarter and first half effective tax rate. Excluding the effects of the $908 tax benefit we recorded in the first quarter and $404 of additional tax expense we recorded in the second quarter, our first half 2013 effective tax rate would have been 28.8%. Year-to-year fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

Tax returns of our German subsidiaries have been under routine examination by the German tax authorities for the past several months. During the second quarter of 2013, German tax authorities proposed and we agreed to a settlement. The key provisions of the settlement resulted in a net reduction of the subsidiaries' loss carryforwards, which reduced the non-current deferred tax assets associated with these carryforwards that were recorded on our books.  Thus, we recorded an additional $404 in income tax expense for the second quarter to reflect this reduction.  The settlement also resulted in an increase in the tax basis of our amortizable, intangible assets; however, under U.S. GAAP, this increase is not reflected in the financial statements.  The tax savings from the increase in these assets will be realized by the Company over the next nine years as an income tax deduction.

We expect our blended effective tax rate for the full year 2013 to range from 24% to 26% based on projected pre-tax income, the financial statement benefit of $908 in certain tax benefits that we recognized in the first quarter of 2013 relating to the tax law changes enacted in January 2013, and the $404 non-recurring charge we recorded in the second quarter in connection with the German tax settlement. Excluding the impact of the first quarter tax benefit and the second quarter non-recurring charge, the blended effective tax rate for 2013 is projected to be in a range of 28% to 30%.

Adjusted EBITDA

	Three Months Ended June 30,			Percentage
	2013	2012	Change	Change
Adjusted EBITDA	$9,658	$7,452	$2,206	29.6%

	Six Months Ended June 30,			Percentage
	2013	2012	Change	Change
Adjusted EBITDA	$12,999	$15,506	$(2,507)	(16.2)%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended June 30, 2013 and 2012 was $3,660 and $3,848, respectively, and for the six months ended June 30, 2013 and 2012 was $8,084 and $7,728, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures are a reliable indicator of our ability to generate cash flow from operations and facilitate a more meaningful comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income attributable to DMC	$3,440	$2,653	$3,655	$5,079
Interest expense	183	196	355	407
Interest income	(1)	(3)	(4)	(8)
Provision (benefit) for income taxes	1,956	1,167	785	2,509
Depreciation	1,457	1,362	2,874	2,729
Amortization of purchased intangible assets	1,568	1,520	3,153	3,064
EBITDA	8,603	6,895	10,818	13,780
Stock-based compensation	635	966	2,057	1,935
Other (income) expense, net	420	(409)	124	(209)
Adjusted EBITDA	$9,658	$7,452	$12,999	$15,506

Adjusted EBITDA increased by 29.6% to $9,658 in the second quarter of 2013 from $7,452 in the second quarter of 2012 primarily due to the $2,363 increase in second quarter 2013 operating income. Adjusted EBITDA decreased by 16.2% to $12,999 for the first half of 2013 from $15,506 for the first half of 2012 primarily due to the $2,829 decrease in the operating income for the first half of 2013.

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

As of June 30, 2013, U.S. dollar revolving loans of $23,900 and Euro revolving loans of $4,943 were outstanding under our syndicated credit agreement and $83 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $33,431 of unutilized revolving credit loan capacity as of June 30, 2013 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the six months ended June 30, 2013 and the year ended December 31, 2012, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of June 30, 2013, the maximum leverage ratio permitted by our credit facility was 2.25 to 1.0. The actual leverage ratio as of June 30, 2013 was 0.88 to 1.0. The maximum leverage ratio permitted as of September 30 and December 31, 2013 is also 2.25 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of June 30, 2013, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of June 30, 2013 was 2.84 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending September 30 and December 31, 2013 is 2.0 to 1.0.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of June 30, 2013, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2012.

Cash flows from operating activities

Net cash flows provided by operating activities increased to $15,398 in the first half of 2013 from $8,075 in the first half 2012, reflecting a $1,390 decrease in net income that was offset by positive changes in net working capital of $7,694 and positive changes in non-cash adjustments aggregating $1,019. We experienced net positive changes in working capital of $3,348 in the first half of 2013 compared to net negative changes in working capital of $4,346 in the same period of 2012. Positive changes in our 2013 working capital included a decrease in inventories of $1,889 and increases of $3,103, $3,427 and $484 in accounts payable, customer advances, and accrued expenses and other liabilities, respectively. These positive changes were partly offset by an increase of $5,012 in accounts receivable and an increase of $543 in prepaid expenses and other. All of foregoing changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

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

Cash flows from investing activities

Net cash flows used in investing activities for the first half of 2013 totaled $9,534 and consisted almost entirely of capital expenditures. Our capital expenditures included $5,626 for our greenfield projects in Russia and North America.

Net cash flows used by investing activities for the first half of 2012 totaled $15,763 which included our $10,294 cash purchase of TRX Industries and $5,595 in capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the first half of 2013 totaled $11,629, which included net repayments on bank lines of credit of $9,811 and payment of quarterly dividends of $1,088.

Net cash flows provided by financing activities for the first half of 2012 totaled $7,759, which included net borrowings on bank lines of credit of $9,924. These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment on our loan with the former owners of LRI of $1,138 and payment of quarterly dividends of $1,074.

Payment of Dividends

On May 22, 2013, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on July 14, 2013.  The dividend totaled $549 and was payable to shareholders of record as of June 30, 2013.  We also paid a quarterly cash dividend of $.04 per share in the first quarter of 2013 and the first and second quarters of 2012.

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

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended June 30, 2013 or in other factors that could materially affect our internal controls over financial reporting.

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

101          The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	July 30, 2013	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)