Form 10-Q
period 2013-09-30
DYNAMIC MATERIALS CORP
filed 2013-10-30
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

The number of shares of Common Stock outstanding was 13,760,007 as of October 30, 2013.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2013	2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,578	$8,200
Accounts receivable, net of allowance for doubtful accounts of $340 and $406, respectively	32,018	36,981
Inventory, net	41,708	48,320
Prepaid expenses and other	3,982	5,091
Current deferred tax assets	2,564	2,074

Total current assets	89,850	100,666

PROPERTY, PLANT AND EQUIPMENT	104,208	90,621
Less - accumulated depreciation	(40,708)	(36,645)

Property, plant and equipment, net	63,500	53,976

GOODWILL, net	37,553	37,431

PURCHASED INTANGIBLE ASSETS, net	37,646	41,958

DEFERRED TAX ASSETS	505	804

OTHER ASSETS, net	500	596

TOTAL ASSETS	$229,554	$235,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2013	2012
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,135	$11,281
Accrued expenses	4,321	4,564
Dividend payable	550	540
Accrued income taxes	1,325	406
Accrued employee compensation and benefits	5,547	4,977
Customer advances	1,392	1,363
Current debt obligations	65	1,046
Current portion of capital lease obligations	33	52
Current deferred tax liabilities	274	149

Total current liabilities	22,642	24,378

LINES OF CREDIT	25,550	37,779

LONG-TERM DEBT	5	55

CAPITAL LEASE OBLIGATIONS	—	19

DEFERRED TAX LIABILITIES	8,429	9,211

OTHER LONG-TERM LIABILITIES	1,755	1,433

Total liabilities	58,381	72,875

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,759,007 and 13,519,555 shares issued and outstanding, respectively	688	676
Additional paid-in capital	62,099	60,158
Retained earnings	113,670	108,101
Other cumulative comprehensive loss	(5,464)	(6,463)

Total Dynamic Materials Corporation’s stockholders’ equity	170,993	162,472
Non-controlling interest	180	84

Total stockholders’ equity	171,173	162,556

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,554	$235,431

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
NET SALES	$54,268	$50,149	$158,396	$149,048

COST OF PRODUCTS SOLD	37,695	34,800	112,042	105,383

Gross profit	16,573	15,349	46,354	43,665

COSTS AND EXPENSES:
General and administrative expenses	5,833	4,668	19,129	13,815
Selling and distribution expenses	3,699	4,011	12,074	12,330
Amortization of purchased intangible assets	1,581	1,520	4,734	4,584

Total costs and expenses	11,113	10,199	35,937	30,729

INCOME FROM OPERATIONS	5,460	5,150	10,417	12,936

OTHER INCOME (EXPENSE):
Other income (expense), net	(247)	180	(371)	390
Interest expense	(129)	(216)	(484)	(622)
Interest income	1	16	5	25

INCOME BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	5,085	5,130	9,567	12,729

INCOME TAX PROVISION	1,474	1,373	2,259	3,882

NET INCOME	3,611	3,757	7,308	8,847

Less: Net income attributable to non-controlling interest	49	3	92	13

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$3,562	$3,754	$7,216	$8,834

INCOME PER SHARE:
Basic	$0.26	$0.28	$0.52	$0.65
Diluted	$0.26	$0.28	$0.52	$0.65

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,540,394	13,212,246	13,528,880	13,204,086
Diluted	13,544,665	13,216,229	13,532,973	13,208,259

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	0.12	0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Net income including non-controlling interest	$3,611	$3,757	$7,308	$8,847

Change in cumulative foreign currency translation adjustment	4,183	3,049	1,003	(207)

Total comprehensive income	7,794	6,806	8,311	8,640

Comprehensive income attributable to non-controlling interest	55	6	96	13

Comprehensive income attributable to Dynamic Materials Corporation	$7,739	$6,800	$8,215	$8,627

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013
(Amounts in Thousands)
(unaudited)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balances, December 31, 2012	13,520	$676	$60,158	$108,101	$(6,463)	$84	$162,556
Net income	—	—	—	7,216	—	92	7,308
Change in cumulative foreign currency translation adjustment	—	—	—	—	999	4	1,003
Shares issued in connection with stock compensation plans	239	12	151	—	—	—	163
Tax impact of stock-based compensation	—	—	(895)	—	—	—	(895)
Stock-based compensation	—	—	2,685	—	—	—	2,685
Dividends declared	—	—	—	(1,647)	—	—	(1,647)
Balances, September 30, 2013	13,759	$688	$62,099	$113,670	$(5,464)	$180	$171,173

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Amounts in Thousands)
(unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,308	$8,847
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	4,441	4,121
Amortization of purchased intangible assets	4,734	4,584
Amortization of deferred debt issuance costs	76	96
Stock-based compensation	2,685	2,838
Deferred income tax benefit	(260)	(763)
Gain (loss) on disposal of property, plant and equipment	5	(32)
Change in:
Accounts receivable, net	4,978	(588)
Inventories	6,566	(4,565)
Prepaid expenses and other	1,041	635
Accounts payable	(2,187)	(2,458)
Customer advances	14	(554)
Accrued expenses and other liabilities	1,333	316

Net cash provided by operating activities	30,734	12,477

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(14,030)	(10,526)
Acquisition of TRX Industries	—	(10,294)
Change in other non-current assets	209	152

Net cash used in investing activities	(13,821)	(20,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(13,252)	17,087
Payment on loans with former owners of LRI	(47)	(1,157)
Payment on capital lease obligations	(39)	(53)
Payment of dividends	(1,637)	(1,614)
Net proceeds from issuance of common stock to employees and directors	163	98
Tax impact of stock-based compensation	(895)	(5)

Net cash provided by (used in) financing activities	(15,707)	14,356

EFFECTS OF EXCHANGE RATES ON CASH	172	(60)

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,378	6,105

CASH AND CASH EQUIVALENTS, beginning of the period	8,200	5,276

CASH AND CASH EQUIVALENTS, end of the period	$9,578	$11,381

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

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs, and manufacturing overhead. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine reserve amounts, we regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Based upon our most recent review of inventory quantities to identify potentially excess, slow moving and obsolete inventory items, we determined that reserves for our Oilfield Product business segment should be increased by $1,245 to adequately provide for estimated requirements and recorded corresponding expense of $1,245 ($895, net of tax) in cost of products sold in our third quarter 2013 condensed consolidated statement of operations. This change in estimate resulted from a comprehensive review of Oilfield Products' inventories that was completed during the third quarter and reflects management's efforts to reduce overall inventory levels and rationalize product line offerings. The impact of this change in estimate reduced earnings per share by $0.06 per share (basic and diluted) for the three and nine months ended September 30, 2013.

Inventories consist of the following at September 30, 2013 and December 31, 2012 and include reserves of $2,040 and $337, respectively:

	September 30, 2013	December 31, 2012
Raw materials	$13,358	$16,079
Work-in-process	10,410	12,133
Finished goods	16,995	19,155
Supplies	945	953
	$41,708	$48,320

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

In January 2013, the United States Congress authorized, and the President signed into law, legislation which retroactively changed federal tax laws for 2012. Since this legislation was enacted in 2013, the financial statement benefit from these changes, totaling approximately $900, was reflected in the provision for income taxes in the consolidated statement of operations during the nine months ended September 30, 2013.

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

Computation and reconciliation of earnings per common share are as follows:

	For the three months ended			For the three months ended
	September 30, 2013			September 30, 2012
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$3,562			$3,754
Less income allocated to RSAs	(59)			(83)

Net income allocated to common stock for EPS calculation	$3,503	13,540,394	$0.26	$3,671	13,212,246	$0.28

Adjust shares for dilutives:
Stock-based compensation plans		4,271			3,983

Diluted earnings per share:
Net income attributable to DMC	$3,562			$3,754
Less income allocated to RSAs	(59)			(83)

Net income allocated to common stock for EPS calculation	$3,503	13,544,665	$0.26	$3,671	13,216,229	$0.28

	For the nine months ended			For the nine months ended
	September 30, 2013			September 30, 2012
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$7,216			$8,834
Less income allocated to RSAs	(115)			(196)

Net income allocated to common stock for EPS calculation	$7,101	13,528,880	$0.52	$8,638	13,204,086	$0.65

Adjust shares for dilutives:
Stock-based compensation plans		4,093			4,173

Diluted earnings per share:
Net income attributable to DMC	$7,216			$8,834
Less income allocated to RSAs	(115)			(196)

Net income allocated to common stock for EPS calculation	$7,101	13,532,973	$0.52	$8,638	13,208,259	$0.65

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

We acquired identifiable finite-lived intangible assets as a result of the acquisition of TRX.  The finite-lived intangible assets acquired were classified as customer relationships, totaling $5,365, and are being amortized over 6 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 5.

4.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	Explosive Metalworking	Oilfield Products	Total
Goodwill balance at December 31, 2012	$21,734	$15,697	$37,431
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(259)	(444)	(703)
Adjustment due to exchange rate differences	474	351	825

Goodwill balance at September 30, 2013	$21,949	$15,604	$37,553

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2013:

	Gross	Accumulated Amortization	Net
Core technology	$22,992	$(6,744)	$16,248
Customer relationships	44,786	(24,189)	20,597
Trademarks / Trade names	2,465	(1,664)	801

Total intangible assets	$70,243	$(32,597)	$37,646

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2012:

	Gross	Accumulated Amortization	Net
Core technology	$22,494	$(5,749)	$16,745
Customer relationships	44,334	(20,046)	24,288
Trademarks / Trade names	2,409	(1,484)	925

Total intangible assets	$69,237	$(27,279)	$41,958

The change in the gross value of our purchased intangible assets from December 31, 2012 to September 30, 2013 is due solely to the impact of foreign currency translation adjustments.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of September 30, 2013 and December 31, 2012, customer advances totaled $1,392 and $1,363, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Syndicated credit agreement:
U.S. Dollar revolving loan	$21,900	$31,900
Euro revolving loan	3,650	4,625
Canadian Dollar revolving loan	—	1,254
Commerzbank line of credit	—	981
	25,550	38,760
Less current portion	—	(981)

Long-term lines of credit	$25,550	$37,779

Long-term debt consisted of the following at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
Loans with former owners of LRI	$70	$120
Less current maturities	(65)	(65)

Long-term debt	$5	$55

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of September 30, 2013, we were in compliance with all financial covenants and other provisions of our debt agreements.

8.      BUSINESS SEGMENTS

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

Segment information is presented for the three and nine months ended September 30, 2013 and 2012 as follows:

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the three months ended September 30, 2013
Net sales	$30,407	$21,924	$1,937	$54,268
Depreciation and amortization	$1,538	$1,458	$152	$3,148
Income from operations	$5,562	$1,718	$186	$7,466
Unallocated amounts:
Corporate expenses				(1,378)
Stock-based compensation				(628)
Other expense				(247)
Interest expense				(129)
Interest income				1

Consolidated income before income taxes and non-controlling interest				$5,085

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the three months ended September 30, 2012
Net sales	$29,771	$18,044	$2,334	$50,149
Depreciation and amortization	$1,357	$1,417	$138	$2,912
Income from operations	$5,451	$1,139	$386	$6,976
Unallocated amounts:
Corporate expenses				(923)
Stock-based compensation				(903)
Other income				180
Interest expense				(216)
Interest income				16

Consolidated income before income taxes and non-controlling interest				$5,130

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the nine months ended September 30, 2013
Net sales	$88,977	$63,743	$5,676	$158,396
Depreciation and amortization	$4,461	$4,261	$453	$9,175
Income from operations	$13,251	$5,597	$296	$19,144
Unallocated amounts:
Corporate expenses				(6,042)
Stock-based compensation				(2,685)
Other expense				(371)
Interest expense				(484)
Interest income				5

Consolidated income before income taxes				$9,567

	Explosive Metalworking	Oilfield Products	AMK Welding	Total
For the nine months ended September 30, 2012
Net sales	$84,680	$57,941	$6,427	$149,048
Depreciation and amortization	$4,137	$4,181	$387	$8,705
Income from operations	$13,138	$4,886	$463	$18,487
Unallocated amounts:
Corporate expenses				(2,713)
Stock-based compensation				(2,838)
Other income				390
Interest expense				(622)
Interest income				25

Consolidated income before income taxes				$12,729

During the three months ended September 30, 2013, sales to one customer accounted for $5,675 (10.5%) of total net sales. During the nine months ended September 30, 2013, no one customer accounted for more than 10% of total net sales.  During the three and nine months ended September 30, 2012, no one customer accounted for more than 10% of total net sales.

9.      RETIREMENT EXPENSES

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

Executive Overview

Our business is organized into three segments:  Explosive Metalworking (which we also refer to as Nobelclad), Oilfield Products and AMK Welding.  For the nine months ended September 30, 2013, Explosive Metalworking accounted for 56% of our net sales and 69% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Our Oilfield Products segment accounted for 40% and 29% of our year-to-date 2013 sales and income from operations, respectively, while the AMK Welding segment accounted for 4% of net sales and 2% of our income from operations for year-to-date of 2013.

Our consolidated net sales for the nine months ended September 30, 2013 increased by $9,348, or 6.3%, compared to the same period of 2012.  The year-to-year consolidated net sales increase reflects sales increases of $4,297 (5.1%) for our Explosive Metalworking segment and $5,802 (10.0%) for our Oilfield Products segment which were partially offset by a sales decrease of $751 (11.7%) for our AMK Welding segment.  Not withstanding an increase of $5,208 in operating expenses, our consolidated income from operations decreased to $10,417 for the nine months ended September 30, 2013 compared to operating income of $12,936 in the same period of 2012.  This $2,519 decrease in operating income reflects increases of $113 and $711 in the operating income reported by our Explosive Metalworking and Oilfield Products segments, respectively, a decrease of $167 in the operating income reported by our AMK Welding segment and a net increase of $3,176 in aggregate unallocated corporate expenses and stock-based compensation expense which includes $2,965 of non-recurring expenses associated with executive management retirements. Reported consolidated operating income for the nine months ended September 30, 2013 and 2012 includes amortization expense of $4,734 and $4,584, respectively, relating to purchased intangible assets associated with several acquisitions executed between November 2007 and January 2012. Net income was $7,216 for year-to-date 2013 compared to net income of $8,834 for the same period of 2012.

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

As a result of acquisitions made during 2009, 2010 and 2012 and strong organic sales growth beginning in the third quarter of 2010, our Oilfield Products segment has grown into a second core business for us, generating 39% of our consolidated net sales in 2012 and 40% of our year-to-date 2013 consolidated net sales as compared to only 13% of our consolidated net sales in 2009.

Our Explosive Metalworking backlog decreased to $42,897 at September 30, 2013 from $46,398 and $44,151 at December 31, 2012 and June 30, 2013, respectively. Based upon consolidated net sales for the first none months of 2013, the September 30, 2013 Explosive Metalworking backlog, recent quoting activity for this segment and sales trends in our Oilfield Products segment, we currently expect that our 2013 consolidated net sales will increase by 4% to 5% from the $201,567 in consolidated net sales that we reported in 2012.

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

Our backlog with respect to the Explosive Metalworking segment decreased to $42,897 at September 30, 2013 from $46,398 at December 31, 2012.

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Net sales

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Net sales	$54,268	$50,149	$4,119	8.2%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Net sales	$158,396	$149,048	$9,348	6.3%

Our consolidated net sales for the third quarter of 2013 increased 8.2% to $54,268 from $50,149 for the third quarter of 2012.  Explosive Metalworking sales increased 2.1% to $30,407 for the three months ended September 30, 2013 (56% of total sales) from $29,771 for the same period of 2012 (59% of total sales). Since our Explosive Metalworking backlog of $44,151 as of June 30, 2013 was significantly lower than the June 30, 2012 backlog of $56,625, the $636 increase in third quarter 2013 sales relates to timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders.

Oilfield Products contributed $21,924 to third quarter 2013 sales (40% of total sales), which represents an increase of 21.5% from sales of $18,044 for the third quarter of 2012 (36% of total sales). Since average North American rig count in the oil and gas industry was down slightly during the first nine months of 2013 from the first nine months of 2012, the sales increase is largely attributable to geographical expansion initiatives and favorable changes in product/customer mix.

AMK Welding contributed $1,937 to third quarter 2013 sales (4% of total sales) compared to sales of $2,334 for the third quarter of 2012 (5% of total sales), a sales decrease of $397 or 17.0%.  As was the case in the first two quarters of 2013, AMK continues to experience a decline in ground power sales that is attributable to a customer's decision to discontinue new production work on a ground turbine platform that has accounted for a major portion of AMK's historical ground power revenues. While we believe that AMK can replace this lost revenue stream over time by developing new business opportunities with both existing and new customers in the aircraft engine, ground turbine, and oil and gas industries, we view 2013 as another transition year for AMK and, at this point, do expect AMK's full year 2013 sales to fall well short of the $8,830 in sales that AMK reported in 2012.

Our consolidated net sales for the first nine months of 2013 increased 6.3% to $158,396 from $149,048 for the same period of 2012. Explosive Metalworking sales increased 5.1% to $88,977 for the nine months ended September 30, 2013 (56% of total sales) from $84,680 (57% of total sales) for the same period of 2012. The $4,297 increase in year-to-date Explosive Metalworking reflects the change in our beginning of the year backlog, which increased to $46,398 at December 31, 2012 from $44,564 at December 31, 2011, and also the impact of timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders.

Oilfield Products contributed $63,743 to year-to-date 2013 sales (40% of total sales), which represents an increase of 10.0% from sales of $57,941 for the year-to-date 2012 (39% of total sales). As discussed above, the sales increase is largely attributable to geographical expansion initiatives and favorable changes in product/customer mix.

AMK Welding contributed $5,676 to year-to-date 2013 sales (4% of total sales) compared to $6,427 for year-to-date 2012 (4% of total sales), which represents a decrease of $751 or 11.7%.

Gross profit

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Gross profit	$16,573	$15,349	$1,224	8.0%
Consolidated gross profit margin rate	30.5%	30.6%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Gross profit	$46,354	$43,665	$2,689	6.2%
Consolidated gross profit margin rate	29.3%	29.3%

Our consolidated third quarter 2013 gross profit increased by 8.0% to $16,573 from $15,349 for the three months ended September 30, 2012. Our third quarter 2013 consolidated gross profit margin rate decreased slightly to 30.5% from 30.6% for the third quarter of 2012. For the nine months ended September 30, 2013, consolidated gross profit increased by 6.2% to $46,354 from $43,665 for the same period of 2012. Our year-to-date consolidated gross profit margin rate remained flat at 29.3% in both 2012 and 2013.

The gross profit margin for Explosive Metalworking decreased from 29.7% in the third quarter of 2012 to 28.2% in the third quarter of 2013.  For the nine-month period, our gross profit margin for this segment decreased to 25.9% in 2013 from 27.2% in 2012. The decrease in our third quarter and year-to-date gross margin rates relate principally to changes in product mix as compared to the comparable periods of 2012. As has been the case historically, we expect to see continued fluctuations in Explosive Metalworking's quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product/customer mix.

Our Oilfield Products segment's gross profit margin increased to 34.8% in the third quarter of 2013 from 33.0% in the third quarter of 2012, with our third quarter 2013 gross margin reflecting the negative impact of a $1,245 increase to our reserve for excess, slow-moving and obsolete inventory that was recorded during the quarter. Oilfield Products reported a gross profit margin of 35.4% for the first nine months of 2013 compared to a gross profit margin of 33.9% for the same period of 2012. The improved third quarter and year-to-date gross margin performance relates principally to favorable changes in product/customer mix.

The gross profit margin for AMK Welding decreased to 23.1% in the third quarter of 2013 from 26.5% in the third quarter of 2012 and follows the 17.0% decline in sales discussed above. The gross profit margin for AMK Welding decreased slightly to 17.3% for the nine months ended September 30, 2013 from 18.9% for the same period of 2012, with this decrease relating principally to the $751 decrease in AMK's 2013 sales and the fact that the majority of AMK's manufacturing costs are fixed in nature.

Based upon the expected contribution to 2013 consolidated net sales by each of our three business segments, we expect our consolidated full year 2013 gross margin to be in a range of 29% to 30%.

General and administrative expenses

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
General and administrative expenses	$5,833	$4,668	$1,165	25.0%
Percentage of net sales	10.7%	9.3%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
General and administrative expenses	$19,129	$13,815	$5,314	38.5%
Percentage of net sales	12.1%	9.3%

General and administrative expenses increased by $1,165, or 25.0%, to $5,833 for the three months ended September 30, 2013 from $4,668 for the same period of 2012.  This increase includes an aggregate increase of $447 in salaries, benefits and payroll taxes, an increase of $255 in professional services and a net increase of $463 in all other expense categories. As a percentage of net sales, general and administrative expenses increased to 10.7% in the third quarter of 2013 from 9.3% in the third quarter of 2012.

General and administrative expenses increased by $5,314, or 38.5% to $19,129 for the nine months ended September 30, 2013 from $13,815 for the same period of 2012. Excluding the impact of $2,965 from non-recurring expenses associated with management retirements, our general and administrative increased $2,349 or 17.0%. This increase includes an aggregate increase of $880 in salaries, benefits and payroll taxes, an increase of $570 in professional services and a net increase of $899 in all other expense categories. Excluding the impact of non-recurring management retirement expenses, general and administrative expenses, as a percentage of net sales, increased to 10.2% for year-to-date 2013 from 9.3% for year-to-date 2012.

Selling and distribution expenses

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Selling and distribution expenses	$3,699	$4,011	$(312)	(7.8)%
Percentage of net sales	6.8%	8.0%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Selling and distribution expenses	$12,074	$12,330	$(256)	(2.1)%
Percentage of net sales	7.6%	8.3%

Our selling and distribution expenses, which include sales commissions of $339 in the third quarter of 2013 and $281 in the third quarter of 2012, decreased by 7.8% to $3,699 in the third quarter of 2013 from $4,011 in the third quarter of 2012.  The decrease in our selling and distribution expenses reflects decreased selling and distribution expenses of $385 at our U.S. divisions and increased selling and distribution expenses of $73 at our foreign divisions.

The $385 decrease in our third quarter U.S. selling and distribution expenses reflects decreases of $155, $162 and $57 in stock-based compensation, bad debt expense and commission expense, respectively, and a net decrease of $11 in all other expense categories.  The $73 increase in our foreign divisions' selling and distribution expenses reflects an aggregate increase of $238 in salary and commission expense and a net decrease of $165 in all other spending categories.  As a percentage of net sales, selling and distribution expenses decreased to 6.8% in the third quarter of 2013 from 8.0% in the third quarter of 2012.

Our selling and distribution expenses, which include sales commissions of $936 for the nine months ended September 30, 2013 and $1,151 for the nine months ended September 30, 2012, decreased by 2.1% to $12,074 year-to-date 2013 from $12,330 in the same period of 2012. The decrease reflects decreased selling and distribution expenses of $572 at our U.S. divisions and increased selling and distribution expenses of $316 at our foreign divisions.

The $572 decrease in our U.S. selling and distribution expenses for the first nine months of 2013 reflects decreases of $457, $161 and $125 in stock-based compensation, bad debt expense and commission expense, respectively, and a net increase of $171 in all other expense categories. The $316 increase in our foreign divisions' selling and distribution expenses reflects an aggregate increase of $279 in salary and commission expense and a net increase of $37 in all other spending categories. As a percentage of net sales, selling and distribution expenses decreased to 7.6% for the nine months ended September 30, 2013 from 8.3% for the nine months ended September 30, 2012.

Our consolidated selling and distribution expenses for the three months ended September 30, 2013 include $1,198 and $2,417, respectively, for our Explosive Metalworking and Oilfield Products business segments as compared to $1,736 and $2,078, respectively, for the third quarter of 2012. Our consolidated selling and distribution expenses for the nine months ended September 30, 2013 include $4,167 and $7,701, respectively, for our Explosive Metalworking and Oilfield Products business segments as compared to $4,972 and $6,772, respectively, for the same period of 2012. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Amortization of purchased intangible assets	$1,581	$1,520	$61	4.0%
Percentage of net sales	2.9%	3.0%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Amortization of purchased intangible assets	$4,734	$4,584	$150	3.3%
Percentage of net sales	3.0%	3.1%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior years acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX Industries, all part of our Oilfield Products business segment.  The $61 increase in third quarter 2013 amortization expenses reflects the impact of foreign currency translation effects.  Amortization expense for the three months ended September 30, 2013 includes $1,250, $283, and $48 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended September 30, 2012 includes $1,207, $268 and $45 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the nine months ended September 30, 2013 includes $3,747, $845 and $142 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense for the nine months ended September 30, 2012 includes $3,623, $823 and $138 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

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

Operating income

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Operating income	$5,460	$5,150	$310	6.0%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Operating income	$10,417	$12,936	$(2,519)	(19.5)%

Our consolidated operating income increased by $310 to $5,460 in the third quarter of 2013 from $5,150 in the third quarter of 2012. These operating income totals for the third quarters of 2013 and 2012 include $1,378 and $923, respectively, of unallocated corporate expenses and $628 and $903, respectively, of stock-based compensation expense. Consolidated income from operations decreased by $2,519 to $10,417 for the first nine months 2013 from $12,936 for the first nine months of 2012. These operating income totals for 2013 and 2012 include $6,042 and $2,713, respectively, of unallocated corporate expenses and $2,685 and $2,838, respectively, of stock-based compensation expense. These expenses are not allocated to our business segments and thus are not included in the below 2013 and 2012 operating income totals for Explosive Metalworking, Oilfield Products, and AMK Welding.

The $2,519 decrease in our consolidated operating income for first nine months of 2013 reflects an increase of $657 in the aggregate operating income reported by our three business segments and a decrease in stock-based compensation expense of $153 that were offset by an increase in unallocated corporate expenses $3,329. The aggregate net increase of $3,176 in unallocated corporate expenses and stock-based compensation expense includes $2,965 of non-recurring expenses associated with management retirements, the majority of which relates to the March 1, 2013 retirement of Yvon Cariou, our former President and Chief Executive Officer, who was succeeded in this position by Kevin Longe, our former Chief Operating Officer who joined the Company in July 2012.

Explosive Metalworking reported operating income of $5,562 in the third quarter of 2013 compared to $5,451 in the third quarter of 2012.  This $111 or 2.0% increase is largely due to the 2.1% sales increase discussed above. Operating results of Explosive Metalworking for the three months ended September 30, 2013 and 2012 include $529 and $500, respectively, of amortization expense of purchased intangible assets.  Explosive Metalworking reported operating income of $13,251 for the nine months ended September 30, 2013 compared to $13,138 for the nine months ended September 30, 2012.  Operating results of Explosive Metalworking for the nine months ended September 30, 2013 and 2012 include $1,578 and $1,536, respectively, of amortization expense of purchased intangible assets.

Oilfield Products reported operating income of $1,718 in the third quarter of 2013 compared to $1,139 in the third quarter of 2012.  Operating results of Oilfield Products for the three months ended September 30, 2013 and 2012 include $1,052 and $1,020, respectively, of amortization expense of purchased intangible assets.  Oilfield Products reported operating income of $5,597 for the nine months ended September 30, 2013 compared to $4,886 for the nine months ended September 30, 2012.  Operating results of Oilfield Products for the three months ended September 30, 2013 and 2012 include $3,156 and $3,048, respectively, of amortization expense of purchased intangible assets.

AMK Welding reported operating income of $186 in the third quarter of 2013, a decrease of $200 from the operating income of $386 that it reported in the third quarter of 2012.  The decrease in AMK's operating income for the three months ended September 30, 2013 compared to the same period of 2012 is principally attributable to the decrease in sales as discussed above. AMK Welding reported operating income of $296 for the nine months ended September 30, 2013 compared to operating income of $463 that it reported in the same period of 2012.

     Other income (expense), net

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Other income (expense), net	$(247)	$180	$(427)	(237.2)%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Other income (expense), net	$(371)	$390	$(761)	(195.1)%

 We reported net other expense of $247 in the third quarter of 2013 compared to net other income of $180 in the third quarter of 2012.  Our reported third quarter 2013 net other expense of $247 includes net realized and unrealized foreign exchange losses of $286.  Our third quarter 2012 net other income of $180 includes net realized and unrealized foreign exchange gains of $144.

We reported net other expense of $371 for the nine months ended September 30, 2013 compared to net other income of $390 for the nine months ended September 30, 2012. Our reported year-to-date 2013 net other expense of $371 includes net realized and unrealized foreign exchange losses of $422. Our reported year-to-date 2012 net other income of $390 includes net realized and unrealized foreign exchange gains of $346.

Interest income (expense), net

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Interest income (expense), net	$(128)	$(200)	$72	(36.0)%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Interest income (expense), net	$(479)	$(597)	$118	(19.8)%

We recorded net interest expense of $128 in the third quarter of 2013 compared to net interest expense of $200 in the third quarter of 2012. We recorded net interest expense of $479 for year-to-date 2013 compared to net interest expense of $597 for year-to-date 2012. The decreases in third quarter and year-to-date net interest expense reflects relatively stable interest rates, decreases in average outstanding borrowings during the respective periods and an increase in capitalized interest on our greenfield capital investment projects in Russia and North America.

Income tax provision

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Income tax provision	$1,474	$1,373	$101	7.4%
Effective tax rate	29.0%	26.8%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Income tax provision	$2,259	$3,882	$(1,623)	(41.8)%
Effective tax rate	23.6%	30.5%

We recorded an income tax provision of $1,474 in the third quarter of 2013 compared to an income tax provision of $1,373 in the third quarter of 2012.  Our consolidated income tax provision for the three months ended September 30, 2013 and 2012 included $1,410 and $1,106, respectively, related to U.S. taxes, with the remainder relating to net foreign tax provisions of $64 and $267, respectively, associated with our foreign operations and holding companies. The effective tax rate increased to 29.0% for the third quarter of 2013 compared to 26.8% for the third quarter of 2012.

For the nine months ended September 30, 2013, we recorded an income tax provision of $2,259 compared to an income tax provision of $3,882 for the same period of 2012. Our consolidated income tax provision for the nine months ended September 30, 2013 and 2012 included a U.S. tax provision of $652 in 2013 and a U.S. tax provision of $2,678 in 2012, with the remainder relating to net foreign tax provisions of $1,607 and $1,204, respectively, associated with our foreign operations and holding companies. The effective tax rate decreased to 23.6% for the first nine months of 2013 compared to 30.5% for the same period of 2012.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $908 tax benefit that we recognized in the first quarter of 2013 had a significant favorable impact on our first quarter and year-to-date effective tax rate. During the second quarter of 2013, we recorded a one-time tax expense of $430 associated with a German tax audit settlement as further discussed below. This non-recurring adjustment had a significant unfavorable impact on our second quarter and year-to-date effective tax rate. Excluding the effects of the $908 tax benefit we recorded in the first quarter and $430 of additional tax expense we recorded in the second quarter, our year-to-date 2013 effective tax rate would have been 29%. Year-to-year fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

Tax returns of our German subsidiaries have been under routine examination by the German tax authorities for the past several months. During the second quarter of 2013, German tax authorities proposed and we agreed to a settlement. The key provisions of the settlement resulted in a net reduction of the subsidiaries' loss carryforwards, which reduced the non-current deferred tax assets associated with these carryforwards that were recorded on our books.  Thus, we recorded an additional $430 in income tax expense for the second quarter to reflect this reduction.  The settlement also resulted in an increase in the tax basis of our amortizable, intangible assets; however, under U.S. GAAP, this increase is not reflected in the financial statements.  The tax savings from the increase in these assets will be realized by the Company over the next nine years as an income tax deduction.

We expect our blended effective tax rate for the full year 2013 to range from 26% to 27% based on projected pre-tax income, the financial statement benefit of $908 in certain tax benefits that we recognized in the first quarter of 2013 relating to the tax law changes enacted in January 2013, and the $430 non-recurring charge we recorded in the second quarter in connection with the German tax settlement. Excluding the impact of the first quarter tax benefit and the second quarter non-recurring charge, the blended effective tax rate for 2013 is projected to be in a range of 29% to 30%.

Adjusted EBITDA

	Three Months Ended September 30,			Percentage
	2013	2012	Change	Change
Adjusted EBITDA	$9,187	$8,962	$225	2.5%

	Nine Months Ended September 30,			Percentage
	2013	2012	Change	Change
Adjusted EBITDA	$22,185	$24,466	$(2,281)	(9.3)%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended September 30, 2013 and 2012 was $3,776 and $3,815, respectively, and for the nine months ended September 30, 2013 and 2012 was $11,860 and $11,543, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  In addition, during 2013, our management incentive awards will be based, in part, upon the amount of EBITDA achieved during the year. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income attributable to DMC	$3,562	$3,754	$7,216	$8,834
Interest expense	129	216	484	622
Interest income	(1)	(16)	(5)	(25)
Provision for income taxes	1,474	1,373	2,259	3,882
Depreciation	1,567	1,392	4,441	4,121
Amortization of purchased intangible assets	1,581	1,520	4,734	4,584
EBITDA	8,312	8,239	19,129	22,018
Stock-based compensation	628	903	2,685	2,838
Other (income) expense, net	247	(180)	371	(390)
Adjusted EBITDA	$9,187	$8,962	$22,185	$24,466

Adjusted EBITDA increased by 2.5% to $9,187 in the third quarter of 2013 from $8,962 in the third quarter of 2012 primarily due to the $310 increase in third quarter 2013 operating income. Adjusted EBITDA decreased by 9.3% to $22,185 for the nine months ended September 30, 2013 from $24,466 for the nine months ended September 30, 2012 primarily due to the $2,519 decrease in the operating income year-to-date 2013.

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

As of September 30, 2013, U.S. dollar revolving loans of $21,900 and Euro revolving loans of $3,650 were outstanding under our syndicated credit agreement and $70 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $37,824 of unutilized revolving credit loan capacity as of September 30, 2013 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the nine months ended September 30, 2013 and the year ended December 31, 2012, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of September 30, 2013, the maximum leverage ratio permitted by our credit facility was 2.25 to 1.0. The actual leverage ratio as of September 30, 2013 was 0.79 to 1.0. The maximum leverage ratio permitted as of December 31, 2013 is also 2.25 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of September 30, 2013, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of September 30, 2013 was 2.98 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month period ending December 31, 2013 is 2.0 to 1.0.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of September 30, 2013, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2012.

Cash flows from operating activities

Net cash flows provided by operating activities increased to $30,734 for the nine months ended September 30, 2013 from $12,477 for the same period of 2012, reflecting a $1,539 decrease in net income that was offset by positive changes in net working capital of $18,959, and positive changes in non-cash adjustments aggregating $837. We experienced net positive changes in working capital of $11,745 for the first nine months of 2013 compared to net negative changes in working capital of $7,214 in the same period of 2012. Positive changes in our 2013 working capital included a decrease in accounts receivable, inventories and prepaid expenses of $4,978, $6,566 and $1,041, respectively, and an increase of $1,333 and $14 in accrued expenses and other liabilities and customer advances, respectively. These positive changes were partly offset by a decrease of $2,187 in account payable. The large decrease in inventories reflects our focused efforts during the first nine months of 2013 to reduce overall inventory levels in our Oilfield Products business, particularly within the North American distribution system. All other changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

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

Cash flows from investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2013 totaled $13,821 and consisted almost entirely of capital expenditures. Our capital expenditures included $8,146 for our greenfield projects in Russia and North America.

Net cash flows used by investing activities for the nine months ended September 30, 2012 totaled $20,668 which included our $10,294 cash purchase of TRX Industries and $10,526 in capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2013 totaled $15,707, which included net repayments on bank lines of credit of $13,252 and payment of quarterly dividends of $1,637.

Net cash flows provided by financing activities for the nine months ended September 30, 2012 totaled $14,356, which included net borrowings on bank lines of credit of $17,087. These sources of cash flow were partially offset by uses of cash flows in financing activities which included payment on our loan with the former owners of LRI of $1,157 and payment of quarterly dividends of $1,614.

Payment of Dividends

On August 28, 2013, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on October 14, 2013.  The dividend totaled $550 and was payable to shareholders of record as of September 30, 2013.  We also paid a quarterly cash dividend of $.04 per share in the first and second quarters of 2013 and the first three quarters of 2012.

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

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended September 30, 2013 or in other factors that could materially affect our internal controls over financial reporting.

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

101          The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	October 30, 2013	/s/ Richard A. Santa
Richard A. Santa, Senior Vice President and Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)