Form 10-Q
period 2014-03-31
DYNAMIC MATERIALS CORP
filed 2014-04-29
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

The number of shares of Common Stock outstanding was 13,944,094 as of April 29, 2014.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,130	$10,617
Accounts receivable, net of allowance for doubtful accounts of $459 and $419, respectively	36,804	38,715
Inventory, net	43,497	41,550
Prepaid expenses and other	6,145	4,375
Current deferred tax assets	2,658	3,507

Total current assets	98,234	98,764

PROPERTY, PLANT AND EQUIPMENT	109,500	107,802
Less - accumulated depreciation	(45,532)	(42,787)

Property, plant and equipment, net	63,968	65,015

GOODWILL, net	37,689	37,970

PURCHASED INTANGIBLE ASSETS, net	34,597	36,458

DEFERRED TAX ASSETS	669	505

OTHER ASSETS, net	1,718	1,900

TOTAL ASSETS	$236,875	$240,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,558	$14,668
Accrued expenses	4,392	3,990
Dividend payable	557	550
Accrued income taxes	2,036	2,811
Accrued employee compensation and benefits	3,301	4,806
Customer advances	3,002	1,025
Current debt obligations	516	2,907
Current deferred tax liabilities	404	435

Total current liabilities	27,766	31,192

LINES OF CREDIT	26,900	26,400

DEFERRED TAX LIABILITIES	7,968	8,347

OTHER LONG-TERM LIABILITIES	1,937	1,881

Total liabilities	64,571	67,820

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,944,094 and 13,772,324 shares issued and outstanding, respectively	698	689
Additional paid-in capital	63,589	62,934
Retained earnings	114,480	113,399
Other cumulative comprehensive loss	(6,463)	(4,230)

Total stockholders’ equity	172,304	172,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,875	$240,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2014	2013
NET SALES	$48,039	$46,270

COST OF PRODUCTS SOLD	33,710	33,551

Gross profit	14,329	12,719

COSTS AND EXPENSES:
General and administrative expenses	5,702	8,138
Selling and distribution expenses	4,248	4,051
Amortization of purchased intangible assets	1,616	1,585

Total costs and expenses	11,566	13,774

INCOME (LOSS) FROM OPERATIONS	2,763	(1,055)

OTHER INCOME (EXPENSE):
Other income (expense), net	(435)	296
Interest expense	(109)	(172)
Interest income	5	3

INCOME (LOSS) BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	2,224	(928)

INCOME TAX PROVISION (BENEFIT)	586	(1,171)

NET INCOME	1,638	243

Less: Net income attributable to non-controlling interest	—	28

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$1,638	$215

INCOME PER SHARE:
Basic	$0.12	$0.02
Diluted	$0.12	$0.02

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,644,239	13,509,792
Diluted	13,649,953	13,513,797

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2014	2013
Net income including non-controlling interest	$1,638	$243

Change in cumulative foreign currency translation adjustment	(2,233)	(3,627)

Total comprehensive loss	(595)	(3,384)

Comprehensive income attributable to non-controlling interest	—	25

Comprehensive loss attributable to Dynamic Materials Corporation	$(595)	$(3,409)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2014
(Amounts in Thousands)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 31, 2013	13,772,324	$689	$62,934	$113,399	$(4,230)	$172,792
Net income	—	—	—	1,638	—	1,638
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,233)	(2,233)
Shares issued in connection with stock compensation plans	171,770	9	13	—	—	22
Tax impact of stock-based compensation	—	—	87	—	—	87
Stock-based compensation	—	—	555	—	—	555
Dividends declared	—	—	—	(557)	—	(557)
Balances, March 31, 2014	13,944,094	$698	$63,589	$114,480	$(6,463)	$172,304

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(Amounts in Thousands)
(unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,638	$243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	1,995	1,417
Amortization of purchased intangible assets	1,616	1,585
Amortization of deferred debt issuance costs	25	25
Stock-based compensation	555	1,422
Deferred income tax provision (benefit)	445	(19)
Gain on disposal of property, plant and equipment	—	21
Change in:
Accounts receivable, net	1,669	3,553
Inventory, net	(2,545)	550
Prepaid expenses and other	(1,870)	(954)
Accounts payable	(1,032)	(603)
Customer advances	1,979	48
Accrued expenses and other liabilities	(1,377)	(998)

Net cash provided by operating activities	3,098	6,290

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,057)	(4,453)
Change in other non-current assets	32	45

Net cash used in investing activities	(2,025)	(4,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(1,863)	(202)
Payment on loans with former owners of LRI	(15)	(16)
Payment on capital lease obligations	(15)	(13)
Payment of dividends	(550)	(540)
Net proceeds from issuance of common stock to employees and directors	22	—
Tax impact of stock-based compensation	87	(890)

Net cash used in financing activities	(2,334)	(1,661)

EFFECTS OF EXCHANGE RATES ON CASH	(226)	(247)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,487)	(26)

CASH AND CASH EQUIVALENTS, beginning of the period	10,617	8,200

CASH AND CASH EQUIVALENTS, end of the period	$9,130	$8,174

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

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

Computation and reconciliation of earnings per common share are as follows:

	For the three months ended			For the three months ended
	March 31, 2014			March 31, 2013
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$1,638			$215
Less income allocated to RSAs	(34)			(2)

Net income allocated to common stock for EPS calculation	$1,604	13,644,239	$0.12	$213	13,509,792	$0.02

Adjust shares for dilutives:
Stock-based compensation plans		5,714			4,005

Diluted earnings per share:
Net income attributable to DMC	$1,638			$215
Less income allocated to RSAs	(34)			(2)

Net income allocated to common stock for EPS calculation	$1,604	13,649,953	$0.12	$213	13,513,797	$0.02

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses, lines of credit and long-term debt approximate their fair value.

3.      INVENTORIES

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

Inventories consist of the following at March 31, 2014 and December 31, 2013 and include reserves of $1,786 and $1,729, respectively:

	March 31, 2014	December 31, 2013
Raw materials	$14,651	$13,122
Work-in-process	8,666	10,188
Finished goods	19,135	17,273
Supplies	1,045	967

	$43,497	$41,550

4.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	NobelClad	Oilfield Products	Total
Goodwill balance at December 31, 2013	$22,238	$15,732	$37,970
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(89)	(153)	(242)
Adjustment due to exchange rate differences	(22)	(17)	(39)

Goodwill balance at March 31, 2014	$22,127	$15,562	$37,689

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2014:

	Gross	Accumulated Amortization	Net
Core technology	$23,356	$(7,438)	$15,918
Customer relationships	44,928	(26,965)	17,963
Trademarks / Trade names	2,507	(1,791)	716

Total intangible assets	$70,791	$(36,194)	$34,597

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2013:

	Gross	Accumulated Amortization	Net
Core technology	$23,391	$(7,155)	$16,236
Customer relationships	45,269	(25,813)	19,456
Trademarks / Trade names	2,510	(1,744)	766

Total intangible assets	$71,170	$(34,712)	$36,458

The change in the gross value of our purchased intangible assets from December 31, 2013 to March 31, 2014 was due to foreign currency translation.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of March 31, 2014 and December 31, 2013, customer advances totaled $3,002 and $1,025, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Syndicated credit agreement:
U.S. Dollar revolving loan	$26,900	$26,400
German Bank line of credit	482	2,856
	27,382	29,256
Less current portion	(482)	(2,856)

Long-term lines of credit	$26,900	$26,400

Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
Loans with former owners of LRI	$34	$51
Less current maturities	(34)	(51)

Long-term debt	$—	$—

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of March 31, 2014, we were in compliance with all financial covenants and other provisions of our debt agreements.

8.      BUSINESS SEGMENTS

Our business is organized in the following two segments:  NobelClad and Oilfield Products. The NobelClad segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers, and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries.  The Oilfield Products segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories.  Oilfield Products also utilizes a number of welding technologies to weld components for manufacturers of jet engine and ground-based turbines.

Prior to 2014, we were organized into three segments. At the beginning of 2014 management approved a change in operating structure whereby AMK Technical Services ("AMK") will operate within and be managed as part of the Oilfield Products business segment. Consequently, we combined AMK and DynaEnergetics into one reportable business segment, Oilfield Products. AMK represented 3% of segment assets, 4% of consolidated sales and 2% of segment operating income as of and for the year then ended December 31, 2013. All prior periods segment disclosures have been restated to conform to the 2014 presentation.

The accounting policies of all of the segments are the same as those described in the summary of significant accounting policies included herein and in our Annual Report on Form 10-K for the year ended December 31, 2013.  Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is presented for the three months ended March 31, 2014 and 2013 as follows:

	For the three months ended March 31,
	2014	2013
Net sales:
NobelClad	$24,564	$26,180
Oilfield Products	23,475	20,090

Consolidated net sales	$48,039	$46,270

	For the three months ended March 31,
	2014	2013
Income before income taxes:
NobelClad	$1,377	$2,444
Oilfield Products	3,570	1,429

Segment operating income	4,947	3,873

Unallocated corporate expenses	(1,629)	(3,506)
Stock-based compensation	(555)	(1,422)
Other income (expense)	(435)	296
Interest expense	(109)	(172)
Interest income	5	3

Consolidated income (loss) before income taxes	$2,224	$(928)

	For the three months ended March 31,
	2014	2013
Depreciation and Amortization:
NobelClad	$1,732	$1,456
Oilfield Products	1,879	1,546

Segment depreciation and amortization	$3,611	$3,002

During the three months ended March 31, 2014, no one customer accounted for more than 10% of total net sales.  During the three months ended March 31, 2013, no one customer accounted for more than 10% of total net sales.

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

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

Unless stated otherwise, all currency amounts in this discussion are presented in thousands (000’s).

Executive Overview

Our business is organized into two segments:  NobelClad and Oilfield Products.  Prior to 2014, we were organized into three segments. At the beginning of 2014 management approved a change in operating structure whereby AMK Technical Services ("AMK") will operate within and be managed as part of the Oilfield Products business segment. Consequently, we combined AMK and DynaEnergetics into one reportable business segment, Oilfield Products. AMK represented 3% of segment assets, 4% of consolidated sales and 2% of segment operating income as of and for the year then ended December 31, 2013. All prior periods segment disclosures have been restated to conform to the 2014 presentation.

For the three months ended March 31, 2014, NobelClad accounted for 51% of our net sales and 28% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Oilfield Products accounted for 49% and 72% of our first quarter 2014 sales and income from operations, respectively.

Our consolidated net sales for the three months ended March 31, 2014 increased by $1,769, or 3.8%, compared to the same period in 2013.  Sales increased $3,385 (16.8%) in our Oilfield Products segment and decreased $1,616 (6.2%) in our NobelClad segment.  Our consolidated income from operations increased to $2,763 for the first quarter of 2014 compared to an operating loss of $1,055 in the same period of 2013.  The $3,818 improvement in consolidated income from operations was due to a $2,744 decrease in aggregate unallocated corporate expenses and stock-based compensation and a $2,141 increase in Oilfield Products operating income, partially offset by a $1,067 decline in NobelClad's operating income. The decrease in corporate expenses was driven by $2,965 of non-recurring expenses in the first quarter of 2013 associated with management retirements. Consolidated operating income for the three months ended March 31, 2014 and 2013 includes amortization expense of $1,616 and $1,585, respectively. Net income was $1,638 for the first quarter of 2014 compared to net income of $215 for the same period of 2013.

Based upon the March 31, 2014 NobelClad backlog, recent quoting activity for this segment and sales trends in our Oilfield Products segment, we expect our full year 2014 consolidated net sales will be flat to up 4% from the $209,573 reported in 2013.

Net sales

NobelClad's revenues are generated principally from sales of clad metal plates and sales of transition joints, which are made from clad plates, to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries.  While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict; however, we believe that our NobelClad segment is well-positioned in the marketplace.

Oilfield Products' revenues are generated principally from the DynaEnergetics and AMK Technical Services' product lines. Dynaenergetics markets and sells shaped charges, detonators and detonating cord, and bidirectional boosters and perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities. AMK Technical Services' revenues are generated from welding, heat treatment, and inspection services that are provided with respect to customer-supplied parts for customers primarily involved in the power generation industry and aircraft engine markets.

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

Cost of products sold for Oilfield Products includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns, welding wire and gas supplies as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

NobelClad Backlog

We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. Our NobelClad backlog decreased to $35,868 at March 31, 2014 from $36,930 at December 31, 2013.

Three Months Ended March 31, 2014 Compared to the Three Ended March 31, 2013

Net sales

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Net sales	$48,039	$46,270	$1,769	3.8%

Our consolidated net sales for the first quarter of 2014 increased 3.8% to $48,039 from $46,270 for the first quarter of 2013.  NobelClad sales decreased 6.2% to $24,564 (51% of total sales) for the three months ended March 31, 2014 from $26,180 (57% of total sales) for the same period of 2013. Since our NobelClad backlog of $36,930 as of December 31, 2013 was significantly lower than the December 31, 2012 backlog of $46,398, the $1,616 decrease in first quarter 2014 sales relates to timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders.

Oilfield Products contributed $23,475 (49% of total sales) to first quarter 2014 sales , which represents an increase of 16.8% from sales of $20,090 (43% of total sales) in the first quarter of 2013 due to improved product/customer mix, which includes strong sales of DynaSelect, our fully integrated switch-detonator system introduced in the third quarter of 2013.

Gross profit

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Gross profit	$14,329	$12,719	$1,610	12.7%
Consolidated gross profit margin rate	29.8%	27.5%

Our consolidated first quarter 2014 gross profit increased by 12.7% to $14,329 from $12,719 for the three months ended March 31, 2013. Our first quarter 2014 consolidated gross profit margin rate increased to 29.8% from 27.5% in the first quarter of 2013.

NobelClad's gross profit margin decreased from 22.5% in the first quarter of 2013 to 19.2% in the first quarter of 2014.  The decrease relates principally to lower sales volume and higher manufacturing overhead expenses compared to the same period in 2013. The increase in manufacturing overhead expenses primarily was attributable to lower fixed cost absorption from lower sales volume. As has been the case historically, we expect to see continued fluctuations in NobelClad's quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and product/customer mix.

Oilfield Products' gross profit margin increased to 41.1% in the first quarter of 2014 from 34.2% in the first quarter of 2013. The improved first quarter gross margin percentage relates principally to favorable product/customer mix from sales of our higher margin DynaSelect system.

Based upon the expected contribution to 2014 consolidated net sales by each of our two business segments, we expect our consolidated full year 2014 gross margin to be in a range of 29% to 31%.

General and administrative expenses

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
General and administrative expenses	$5,702	$8,138	$(2,436)	(29.9)%
Percentage of net sales	11.9%	17.6%

General and administrative expenses decreased by $2,436, or 29.9%, to $5,702 for the three months ended March 31, 2014 from $8,138 for the same period of 2013.  Excluding the $2,965 impact in the first quarter of 2013 from non-recurring expenses associated with management retirements, our general and administrative expenses increased $529 or 10.2%. The increase was driven by a $354 increase in professional services related to our marketing projects, recruiting expenses and legal fees and a $165 aggregate increase in salaries, benefits and payroll taxes. Excluding the impact of non-recurring executive management retirement expenses in 2013, general and administrative expenses, as a percentage of net sales, increased to 11.9% in the first quarter of 2014 from 11.2% in the first quarter of 2013.

Selling and distribution expenses

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Selling and distribution expenses	$4,248	$4,051	$197	4.9%
Percentage of net sales	8.8%	8.8%

Our selling and distribution expenses increased by 4.9% to $4,248 in the first quarter of 2014 from $4,051 in the first quarter of 2013. The increase was primarily due to higher commission expense of $86 and a $67 aggregate increase in salaries, benefits and payroll taxes.  As a percentage of net sales, selling and distribution expenses remained flat at 8.8% compared to the first quarter of 2013.

Our consolidated selling and distribution expenses for the three months ended March 31, 2014 include $1,649 and $2,552, respectively, for our NobelClad and Oilfield Products business segments as compared to $1,604 and $2,410, respectively, for the first quarter of 2013. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Amortization of purchased intangible assets	$1,616	$1,585	$31	2.0%
Percentage of net sales	3.4%	3.4%

Amortization expense relates to intangible assets in connection with acquisitions in our Oilfield Products segment.  The $31 increase in first quarter 2014 amortization expenses reflects the impact of foreign currency translation.  Amortization expense for the three months ended March 31, 2014 includes $1,275, $292, and $49 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended March 31, 2013 includes $1,255, $283 and $47 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition and the acquisition of the two Russian joint ventures is expected to approximate €3,333 and €225, respectively, in 2014.  Our 2014 amortization expense associated with the Austin Explosives and TRX Industries acquisitions is expected to approximate $435 and $895, respectively, and our 2014 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.

Operating income (loss)

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Operating income (loss)	$2,763	$(1,055)	$3,818	(361.9)%

We reported operating income of $2,763 in the first quarter of 2014 compared to an operating loss of $1,055 in the first quarter of 2013. These operating income (loss) totals for the first quarters of 2014 and 2013 include $1,629 and $3,506, respectively, of unallocated corporate expenses and $555 and $1,422, respectively, of stock-based compensation expense. These expenses are not allocated to our business segments and thus are not included in the below 2014 and 2013 operating income totals for NobelClad and Oilfield Products.

The large increase in our consolidated operating income reflects an increase of $1,074 in the aggregate operating income reported by our two business segments and decreases in stock-based compensation expense and unallocated corporate expenses of $867 and $1,877, respectively. The aggregate net decrease of $2,744 in unallocated corporate expenses and stock-based compensation expense primarily relates to the $2,965 of non-recurring expenses in the first quarter 2013 associated with management retirements.

NobelClad's operating income was $1,377 in the first quarter of 2014 compared to $2,444 in the first quarter of 2013.  This $1,067 or 43.7% decrease was attributable to the 6.2% decline in sales combined with higher manufacturing overhead expenses discussed above. Operating results of NobelClad for the three months ended March 31, 2014 and 2013 include $547 and $527, respectively, of amortization expense of purchased intangible assets.

Oilfield Products' operating income was $3,570 in the first quarter of 2014 compared to $1,429 in the first quarter of 2013.  This 149.8% improvement in operating income was largely attributable to the improved gross margin percentage as discussed above. Oilfield Products' operating results for the three months ended March 31, 2014 and 2013 include $1,069 and $1,058, respectively, of amortization expense of purchased intangible assets.

     Other income (expense), net

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Other income (expense), net	$(435)	$296	$(731)	(247.0)%

 Net other expense was $435 in the first quarter of 2014 compared to net other income of $296 in the first quarter of 2013.  Our first quarter 2014 net other expense of $435 included net realized and unrealized foreign exchange losses of $448.  Our first quarter 2013 net other income of $296 included net realized and unrealized foreign exchange gains of $320.

Interest income (expense), net

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Interest income (expense), net	$(104)	$(169)	$65	(38.5)%

Net interest expense was $104 in the first quarter of 2014 compared to net interest expense of $169 in the first quarter of 2013. The decrease reflects lower average outstanding borrowings in the first quarter of 2014 as interest rates remained relatively stable.

Income tax provision (benefit)

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Income tax provision (benefit)	$586	$(1,171)	$1,757	(150.0)%
Effective tax rate	26.3%	126.2%

We recorded an income tax provision of $586 in the first quarter of 2014 compared to an income tax benefit of $1,171 in the first quarter of 2013.  Our consolidated income tax provision (benefit) for the three months ended March 31, 2014 and 2013 included U.S. tax benefits of $728 and $1,996 in 2014 and 2013, respectively, with the remainder relating to net foreign tax provisions of $1,314 and $825 in 2014 and 2013, respectively, associated with our foreign operations and holding companies. The effective tax rate decreased to 26.3% for the first quarter of 2014 compared to 126.2% for the first quarter of 2013.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $914 tax benefit that we recognized in the first quarter of 2013 had a significant favorable impact on our first quarter effective tax rate. Excluding the effects of the $914 tax benefit we recorded in the first quarter, our first quarter 2013 effective tax rate would have been 29%. Year-to-year fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

We expect our blended effective tax rate for the full year 2014 to range from 29% to 30% based on projected pre-tax income.

Adjusted EBITDA

	Three Months Ended March 31,			Percentage
	2014	2013	Change	Change
Adjusted EBITDA	$6,929	$3,341	$3,588	107.4%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended March 31, 2014 and 2013 was $4,166 and $4,424, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our two business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  In addition, during 2014, our management incentive awards will be based, in part, upon the amount of EBITDA achieved during the year. A portion of the equity incentive awards granted in 2014 to our named executive officers will be earned based on the amount of Adjusted EBITDA achieved in 2014 and 2015. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended March 31,
	2014	2013
Net income attributable to DMC	$1,638	$215
Interest expense	109	172
Interest income	(5)	(3)
Provision for income taxes	586	(1,171)
Depreciation	1,995	1,417
Amortization of purchased intangible assets	1,616	1,585
EBITDA	5,939	2,215
Stock-based compensation	555	1,422
Other (income) expense, net	435	(296)
Adjusted EBITDA	$6,929	$3,341

Adjusted EBITDA increased by 107.4% to $6,929 in the first quarter of 2014 from $3,341 in the first quarter of 2013 primarily due to the $3,818 increase in first quarter 2014 operating income.

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

As of March 31, 2014, U.S. dollar revolving loans of $26,900 were outstanding under our syndicated credit agreement and $34 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $36,240 of unutilized revolving credit loan capacity as of March 31, 2014 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the three months ended March 31, 2014 and the year ended December 31, 2013, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of March 31, 2014, the maximum leverage ratio permitted by our credit facility was 2.0 to 1.0. The actual leverage ratio as of March 31, 2014 was 0.91 to 1.0. The maximum leverage ratio permitted as of June 30, September 30 and December 31, 2014 is 2.0 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  As of March 31, 2014, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio as of March 31, 2014 was 2.63 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending June 30, September 30 and December 31, 2014 is 2.0 to 1.0.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of March 31, 2014, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2013.

Cash flows from operating activities

Net cash provided by operating activities was $3,098 for the three months ended March 31, 2014 compared with $6,290 for the same period in 2013. The year-over-year decline of $3,192 was driven by a $4,722 net increase in working capital, which more than offset higher net income of $1,395. We experienced negative net working capital changes of $3,176 in the first first quarter of 2014 compared to net positive changes in working capital of $1,596 in the same period of 2013. Negative changes in our 2014 working capital included an increase in inventories and prepaid expenses of $2,545 and $1,870, respectively, and a decrease of $1,032 and $1,377 in accounts payable and accrued expenses and other liabilities, respectively. These negative changes were partly offset by a $1,669 decrease in accounts receivable and a $1,979 increase in customer advances. All working capital changes relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

 Net cash flows provided by operating activities decreased to $6,290 in the first quarter of 2013 from $6,733 in the first quarter 2012, reflecting a $2,148 decrease in net income that was partially offset by positive changes in net working capital of $864 and positive changes in non-cash adjustments aggregating $841. While we experienced net positive changes to working capital in first quarters of both 2013 and 2012, the net positive change in working capital increased to $1,596 in 2013 from $732 in 2013. Positive changes in our 2013 working capital included decreases in accounts receivable and inventories of $3,553 and $550, respectively, and an increase in customer advances of $48. These positive changes were partly offset by a decrease in accounts payable of $603, a decrease in accrued expenses and other liabilities of $998, and an increase in prepaid expenses and other of $954. All of foregoing changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

Cash flows from investing activities

Net cash flows used in investing activities for the three months ended March 31, 2014 totaled $2,025 and consisted almost entirely of capital expenditures.

Net cash flows used in investing activities for the three months ended March 31, 2013 totaled $4,408 and consisted almost entirely of capital expenditures. Our capital expenditures included $2,399 for our greenfield projects in Russia and North America.

Cash flows from financing activities

Net cash flows used in financing activities for the three months ended March 31, 2014 totaled $2,334, which included net repayments on bank lines of credit of $1,863 and payment of quarterly dividends of $550.

Net cash flows used in financing activities for the three months ended March 31, 2013 totaled $1,661, which included net repayments on bank lines of credit of $202 and payment of quarterly dividends of $540.

Payment of Dividends

On February 18, 2014, our board of directors declared a quarterly cash dividend of $.04 per share which was paid on April 15, 2014.  The dividend totaled $557 and was payable to shareholders of record as of March 31, 2014.  We also paid a quarterly cash dividend of $.04 per share in the first quarter of 2013.

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

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in our Annual Report filed on Form 10-K for the year ended December 31, 2013.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended March 31, 2014 or in other factors that could materially affect our internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.

Exhibits

10.1    2012 Nonqualified Deferred Compensation Plan (Management Compensatory Plan).

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	April 29, 2014	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)