Form 10-Q
period 2014-06-30
DYNAMIC MATERIALS CORP
filed 2014-07-29
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

The number of shares of Common Stock outstanding was 13,979,119 as of July 29, 2014.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,692	$10,617
Accounts receivable, net of allowance for doubtful accounts of $504 and $419, respectively	39,187	38,715
Inventory, net	46,335	41,550
Prepaid expenses and other	7,221	4,375
Current deferred tax assets	2,740	3,507

Total current assets	104,175	98,764

PROPERTY, PLANT AND EQUIPMENT	111,886	107,802
Less - accumulated depreciation	(46,990)	(42,787)

Property, plant and equipment, net	64,896	65,015

GOODWILL, net	37,161	37,970

PURCHASED INTANGIBLE ASSETS, net	32,939	36,458

DEFERRED TAX ASSETS	909	505

OTHER ASSETS, net	1,868	1,900

TOTAL ASSETS	$241,948	$240,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,748	$14,668
Accrued expenses	3,754	3,990
Dividend payable	559	550
Accrued income taxes	2,473	2,811
Accrued employee compensation and benefits	4,315	4,806
Customer advances	2,622	1,025
Current debt obligations	20	2,907
Current deferred tax liabilities	417	435

Total current liabilities	23,908	31,192

LINES OF CREDIT	31,800	26,400

DEFERRED TAX LIABILITIES	7,588	8,347

OTHER LONG-TERM LIABILITIES	2,006	1,881

Total liabilities	65,302	67,820

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,979,119 and 13,772,324 shares issued and outstanding, respectively	699	689
Additional paid-in capital	64,861	62,934
Retained earnings	116,808	113,399
Other cumulative comprehensive loss	(5,722)	(4,230)

Total stockholders’ equity	176,646	172,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,948	$240,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
NET SALES	$53,618	$57,859	$101,657	$104,129

COST OF PRODUCTS SOLD	37,305	40,796	71,015	74,347

Gross profit	16,313	17,063	30,642	29,782

COSTS AND EXPENSES:
General and administrative expenses	5,935	5,158	11,637	13,296
Selling and distribution expenses	4,770	4,324	9,018	8,375
Amortization of purchased intangible assets	1,617	1,568	3,232	3,153

Total costs and expenses	12,322	11,050	23,887	24,824

INCOME FROM OPERATIONS	3,991	6,013	6,755	4,958

OTHER INCOME (EXPENSE):
Other income (expense), net	332	(420)	(103)	(124)
Interest expense	(174)	(183)	(283)	(355)
Interest income	1	1	5	4

INCOME BEFORE INCOME TAXES AND NON-CONTROLLING INTEREST	4,150	5,411	6,374	4,483

INCOME TAX PROVISION	1,263	1,956	1,849	785

NET INCOME	2,887	3,455	4,525	3,698

Less: Net income attributable to non-controlling interest	—	15	—	43

NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$2,887	$3,440	$4,525	$3,655

INCOME PER SHARE:
Basic	$0.21	$0.25	$0.32	$0.27
Diluted	$0.21	$0.25	$0.32	$0.27

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,672,457	13,526,623	13,668,223	13,523,028
Diluted	13,677,911	13,530,588	13,673,807	13,527,011

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net income including non-controlling interest	$2,887	$3,455	$4,525	$3,698

Change in cumulative foreign currency translation adjustment	741	446	(1,492)	(3,181)

Total comprehensive income	3,628	3,901	3,033	517

Comprehensive income attributable to non-controlling interest	—	16	—	41

Comprehensive income attributable to Dynamic Materials Corporation	$3,628	$3,885	$3,033	$476

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2014
(Amounts in Thousands)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 31, 2013	13,772,324	$689	$62,934	$113,399	$(4,230)	$172,792
Net income	—	—	—	4,525	—	4,525
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,492)	(1,492)
Shares issued in connection with stock compensation plans	206,795	10	224	—	—	234
Tax impact of stock-based compensation	—	—	112	—	—	112
Stock-based compensation	—	—	1,591	—	—	1,591
Dividends declared	—	—	—	(1,116)	—	(1,116)
Balances, June 30, 2014	13,979,119	$699	$64,861	$116,808	$(5,722)	$176,646

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(Amounts in Thousands)
(unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,525	$3,698
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation (including capital lease amortization)	3,922	2,874
Amortization of purchased intangible assets	3,232	3,153
Amortization of deferred debt issuance costs	51	51
Stock-based compensation	1,591	2,057
Deferred income tax provision (benefit)	(69)	196
Gain on disposal of property, plant and equipment	5	21
Change in:
Accounts receivable, net	(706)	(5,012)
Inventory, net	(5,089)	1,889
Prepaid expenses and other	(2,876)	(543)
Accounts payable	(4,820)	3,103
Customer advances	1,612	3,427
Accrued expenses and other liabilities	(687)	484

Net cash provided by operating activities	691	15,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,215)	(9,726)
Change in other non-current assets	(52)	192

Net cash used in investing activities	(4,267)	(9,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	2,555	(9,811)
Payment on loans with former owners of LRI	(31)	(32)
Payment on capital lease obligations	(22)	(25)
Payment of dividends	(1,108)	(1,088)
Net proceeds from issuance of common stock to employees and directors	234	163
Tax impact of stock-based compensation	112	(836)

Net cash provided by (used in) financing activities	1,740	(11,629)

EFFECTS OF EXCHANGE RATES ON CASH	(89)	(112)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,925)	(5,877)

CASH AND CASH EQUIVALENTS, beginning of the period	10,617	8,200

CASH AND CASH EQUIVALENTS, end of the period	$8,692	$2,323

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

Computation and reconciliation of earnings per common share are as follows:

	For the three months ended			For the three months ended
	June 30, 2014			June 30, 2013
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$2,887			$3,440
Less income allocated to RSAs	(61)			(53)

Net income allocated to common stock for EPS calculation	$2,826	13,672,457	$0.21	$3,387	13,526,623	$0.25

Adjust shares for dilutives:
Stock-based compensation plans		5,454			3,965

Diluted earnings per share:
Net income attributable to DMC	$2,887			$3,440
Less income allocated to RSAs	(61)			(53)

Net income allocated to common stock for EPS calculation	$2,826	13,677,911	$0.21	$3,387	13,530,588	$0.25

	For the six months ended			For the six months ended
	June 30, 2014			June 30, 2013
	Income	Shares	EPS	Income	Shares	EPS
Basic earnings per share:
Net income attributable to DMC	$4,525			$3,655
Less income allocated to RSAs	(95)			(56)

Net income allocated to common stock for EPS calculation	$4,430	13,668,223	$0.32	$3,599	13,523,028	$0.27

Adjust shares for dilutives:
Stock-based compensation plans		5,584			3,983

Diluted earnings per share:
Net income attributable to DMC	$4,525			$3,655
Less income allocated to RSAs	(95)			(56)

Net income allocated to common stock for EPS calculation	$4,430	13,673,807	$0.32	$3,599	13,527,011	$0.27

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses, lines of credit and other debt approximate their fair value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued an accounting standards update to clarify the principles of recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of this update is not expected to have a significant impact on our financial statements.

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

Inventories consist of the following at June 30, 2014 and December 31, 2013 and include reserves of $1,958 and $1,729, respectively:

	June 30, 2014	December 31, 2013
Raw materials	$15,503	$13,122
Work-in-process	10,062	10,188
Finished goods	19,842	17,273
Supplies	928	967

	$46,335	$41,550

4.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	NobelClad	Oilfield Products	Total
Goodwill balance at December 31, 2013	$22,238	$15,732	$37,970
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(179)	(306)	(485)
Adjustment due to exchange rate differences	(186)	(138)	(324)

Goodwill balance at June 30, 2014	$21,873	$15,288	$37,161

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2014:

	Gross	Accumulated Amortization	Net
Core technology	$23,189	$(7,676)	$15,513
Customer relationships	44,910	(28,145)	16,765
Trademarks / Trade names	2,487	(1,826)	661

Total intangible assets	$70,586	$(37,647)	$32,939

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2013:

	Gross	Accumulated Amortization	Net
Core technology	$23,391	$(7,155)	$16,236
Customer relationships	45,269	(25,813)	19,456
Trademarks / Trade names	2,510	(1,744)	766

Total intangible assets	$71,170	$(34,712)	$36,458

The change in the gross value of our purchased intangible assets from December 31, 2013 to June 30, 2014 was due to foreign currency translation.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of June 30, 2014 and December 31, 2013, customer advances totaled $2,622 and $1,025, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Syndicated credit agreement:
U.S. Dollar revolving loan	$31,800	$26,400
German Bank line of credit	—	2,856
	31,800	29,256
Less current portion	—	(2,856)

Long-term lines of credit	$31,800	$26,400

Other debt consisted of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
Loans with former owners of LRI	$20	$51
Less current maturities	(20)	(51)

Other debt	$—	$—

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of June 30, 2014, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

Segment information is presented for the three and six months ended June 30, 2014 and 2013 as follows:

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Net sales:
NobelClad	$26,231	$32,390	$50,795	$58,572
Oilfield Products	27,387	25,469	50,862	45,557

Consolidated net sales	$53,618	$57,859	$101,657	$104,129

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Income before income taxes:
NobelClad	$3,122	$5,245	$4,500	$7,689
Oilfield Products	3,395	2,561	6,965	3,990

Segment operating income	6,517	7,806	11,465	11,679

Unallocated corporate expenses	(1,490)	(1,158)	(3,119)	(4,664)
Stock-based compensation	(1,036)	(635)	(1,591)	(2,057)
Other income (expense)	332	(420)	(103)	(124)
Interest expense	(174)	(183)	(283)	(355)
Interest income	1	1	5	4

Consolidated income before income taxes	$4,150	$5,411	$6,374	$4,483

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Depreciation and Amortization:
NobelClad	$1,682	$1,467	$3,414	$2,923
Oilfield Products	1,862	1,558	3,740	3,104

Segment depreciation and amortization	$3,544	$3,025	$7,154	$6,027

During the three and six months ended June 30, 2014, no one customer accounted for more than 10% of total net sales.  During the three months ended June 30, 2013, sales to one customer accounted for $7,451 (12.9%) of total net sales. During the six months ended June 30, 2013, no one customer accounted for more than 10% of total net sales.

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

For the six months ended June 30, 2014, NobelClad accounted for 50% of our net sales and 39% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Oilfield Products accounted for 50% and 61% of our first half 2014 sales and income from operations, respectively.

Our consolidated net sales for the six months ended June 30, 2014 decreased by $2,472, or 2.4%, compared to the same period in 2013.  Sales increased $5,305 (11.6%) in our Oilfield Products segment and decreased $7,777 (13.3%) in our NobelClad segment.  Our consolidated income from operations increased to $6,755 for the first half of 2014 compared to $4,958 in the same period of 2013.  The $1,797 improvement in consolidated income from operations was due to a $2,975 increase in Oilfield Products operating income and a $2,011 decrease in aggregate unallocated corporate expenses and stock-based compensation, partially offset by a $3,189 decline in NobelClad's operating income. The decrease in corporate expenses was driven by $2,965 of non-recurring expenses in the first quarter of 2013 associated with management retirements. Consolidated operating income for the six months ended June 30, 2014 and 2013 includes amortization expense of $3,232 and $3,153, respectively. Net income was $4,525 for the first half of 2014 compared to net income of $3,655 for the same period of 2013.

Based upon the June 30, 2014 NobelClad backlog, recent quoting activity for this segment and sales trends in our Oilfield Products segment, we expect our full year 2014 consolidated net sales will be flat to up 4% from the $209,573 reported in 2013.

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

NobelClad Backlog

We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. Our NobelClad backlog increased to $40,056 at June 30, 2014 from $36,930 at December 31, 2013.

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

Net sales

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Net sales	$53,618	$57,859	$(4,241)	(7.3)%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Net sales	$101,657	$104,129	$(2,472)	(2.4)%

Our consolidated net sales for the second quarter of 2014 decreased 7.3% to $53,618 from $57,859 for the second quarter of 2013.  NobelClad sales decreased 19.0% to $26,231 (49% of total sales) for the three months ended June 30, 2014 from $32,390 (56% of total sales) for the same period of 2013. Since our NobelClad backlog of $35,868 as of March 31, 2014 was significantly lower than the March 31, 2013 backlog of $47,558, the $6,159 decrease in second quarter 2014 sales relates to timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders. Oilfield Products contributed $27,387 (51% of total sales) to second quarter 2014 sales, an increase of 7.5% from sales of $25,469 (44% of total sales) in the second quarter of 2013. The record quarter was due to improved product/customer mix including strong sales of DynaSelect, our fully integrated switch-detonator system introduced in the third quarter of 2013.

Our consolidated net sales for the first half of 2014 decreased 2.4% to $101,657 from $104,129 in the first half of 2013. NobelClad sales decreased 13.3% to $50,795 for the six months ended June 30, 2014 (50% of total sales) from $58,572 (56% of total sales) for the same period of 2013. The decrease in year-to-date Nobelclad sales relates primarily to the lower backlog and timing of shipments out of backlog. Oilfield Products contributed $50,862 to first half 2014 sales (50% of total sales), which represents an increase of 11.6% from sales of $45,557 for the first half of 2013 (44% of total sales). The increase in Oilfield products sales was driven by product/customer mix including the DynaSelect system.

Gross profit

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Gross profit	$16,313	$17,063	$(750)	(4.4)%
Consolidated gross profit margin rate	30.4%	29.5%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Gross profit	$30,642	$29,782	$860	2.9%
Consolidated gross profit margin rate	30.1%	28.6%

Our consolidated second quarter 2014 gross profit decreased by 4.4% to $16,313 from $17,063 for the three months ended June 30, 2013. Our second quarter 2014 consolidated gross profit margin rate increased to 30.4% from 29.5% in the second quarter of 2013. For the six months ended June 30, 2014, consolidated gross profit increased by 2.9% to $30,642 from $29,782 for the same period of 2013. Our year-to-date consolidated gross profit margin rate increased to 30.1% in 2014 from 28.6% in 2013.

NobelClad's gross profit margin decreased from 26.3% in the second quarter of 2013 to 25.0% in the second quarter of 2014. For the six-month period, our gross profit margin for this segment decreased to 22.2% in 2014 from 24.6% in 2013.  The decrease in both our second quarter and year-to-date gross margin rate relates principally to lower sales volume and higher manufacturing overhead expenses compared to the same periods in 2013. The increase in manufacturing overhead expenses primarily was attributable to lower fixed cost absorption from lower sales volume. As has been the case historically, we expect to see continued fluctuations in NobelClad's quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and product/customer mix.

Oilfield Products' gross profit margin increased to 35.9% in the second quarter of 2014 from 33.9% in the second quarter of 2013. Oilfield Products reported a gross profit margin of 38.3% for the first half of 2014 compared to a gross profit margin of 34.0% for the first half of 2013. The improved gross margin performance relates principally to favorable product/customer mix including sales of our higher margin DynaSelect system.

Based upon the expected contribution to 2014 consolidated net sales by each of our two business segments, we expect our consolidated full year 2014 gross margin to be in a range of 29% to 30%.

General and administrative expenses

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
General and administrative expenses	$5,935	$5,158	$777	15.1%
Percentage of net sales	11.1%	8.9%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
General and administrative expenses	$11,637	$13,296	$(1,659)	(12.5)%
Percentage of net sales	11.4%	12.8%

General and administrative expenses increased by $777, or 15.1%, to $5,935 for the three months ended June 30, 2014 from $5,158 for the same period of 2013.  This increase was driven by an increase of $356 in stock-based compensation expense and a $259 aggregate increase in salaries, benefits and payroll taxes. As a percentage of net sales, general and administrative expenses increased to 11.1% in the second quarter of 2014 from 8.9% in the second quarter of 2013.

General and administrative expenses decreased by 12.5% to $11,637 for the six months ended June 30, 2014 from $13,296 for the same period of 2013. Excluding the $2,965 impact in 2013 from non-recurring expenses associated with management retirements, our general and administrative expenses increased $1,306 or 12.6% from a $424 aggregate increase in salaries, benefits and payroll taxes, an increase of $381 in stock-based compensation expense and a $319 increase in professional services. The increases were driven by year-over-year headcount additions to support business development initiatives, corporate branding and recruiting expenses. Excluding the impact of non-recurring executive management retirement expenses in 2013, general and administrative expenses, as a percentage of net sales, increased to 11.4% for the first half 2014 from 9.9% for the first half of 2013.

Selling and distribution expenses

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Selling and distribution expenses	$4,770	$4,324	$446	10.3%
Percentage of net sales	8.9%	7.5%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Selling and distribution expenses	$9,018	$8,375	$643	7.7%
Percentage of net sales	8.9%	8.0%

Our selling and distribution expenses increased by 10.3% to $4,770 in the second quarter of 2014 from $4,324 in the second quarter of 2013. The increase was primarily due to higher commission expense of $175, a $66 aggregate increase in salaries, benefits and payroll taxes and an increase of $40 in stock-based compensation expense.  As a percentage of net sales, selling and distribution expenses increased to 8.9% in the second quarter of 2014 from 7.5% in the second quarter of 2013.

Our selling and distribution expenses increased by 7.7% to $9,018 for the first half of 2014 from $8,375 for the first half of 2013. The increase was primarily due to higher commission expense of $260, a $136 aggregate increase in salaries, benefits and payroll taxes and an increase of $51 in stock-based compensation expense. As a percentage of net sales, selling and distribution expense increased to 8.9% for the first half of 2014 from 8.0% for the first half of 2013.

Our consolidated selling and distribution expenses for the three months ended June 30, 2014 include $1,620 and $3,060, respectively, for our NobelClad and Oilfield Products business segments as compared to $1,365 and $2,910, respectively, for the second quarter of 2013. Our consolidated selling and distribution expenses for the six months ended June 30, 2014 include $3,269 and $5,612, respectively, for our NobelClad and Oilfield Products business segments as compared to $2,969 and $5,319, respectively, for the first half of 2013. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Amortization of purchased intangible assets	$1,617	$1,568	$49	3.1%
Percentage of net sales	3.0%	2.7%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Amortization of purchased intangible assets	$3,232	$3,153	$79	2.5%
Percentage of net sales	3.2%	3.0%

Amortization expense relates to intangible assets in connection with acquisitions in our Oilfield Products segment.  The $49 increase in second quarter 2014 amortization expenses reflects the impact of foreign currency translation.  Amortization expense for the three months ended June 30, 2014 includes $1,275, $293, and $49 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended June 30, 2013 includes $1,242, $279 and $47 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the six months ended June 30, 2014 includes $2,549, $585, and $98 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization for the six months ended June

30, 2013 includes $2,497, $562, and $94 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

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

Operating income

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Operating income	$3,991	$6,013	$(2,022)	(33.6)%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Operating income	$6,755	$4,958	$1,797	36.2%

Our consolidated operating income decreased by $2,022 to $3,991 in the second quarter of 2014 from $6,013 in the second quarter of 2013. These operating income totals for the second quarters of 2014 and 2013 include $1,490 and $1,158, respectively, of unallocated corporate expenses and $1,036 and $635, respectively, of stock-based compensation expense. Our consolidated operating income increased by $1,797 to $6,755 for the first half of 2014 from $4,958 for the fist half of 2013. These operating income totals for 2014 and 2013 include $3,119 and $4,664, respectively, of unallocated corporate expenses and $1,591 and $2,057, respectively, of stock-based compensation expense. These expenses are not allocated to our business segments and thus are not included in the below 2014 and 2013 operating income totals for NobelClad and Oilfield Products.

The increase in our consolidated operating income for the first half of 2014 reflects decreases in stock-based compensation expense and unallocated corporate expenses of $466 and $1,545, respectively and a decrease of $214 in the aggregate operating income reported by our two business segments. The aggregate net decrease of $2,011 in unallocated corporate expenses and stock-based compensation expense primarily relates to the $2,965 of non-recurring expenses in the first quarter 2013 associated with management retirements.

NobelClad's operating income of $3,122 in the second quarter of 2014 decreased 40.5% from $5,245 in the second quarter of 2013.  Operating results of NobelClad for the three months ended June 30, 2014 and 2013 include $548 and $521, respectively, of amortization expense of purchased intangible assets. NobelClad reported operating income of $4,500 in the first half of 2014 compared to $7,689 in the first half of 2013. Operating results of NobelClad for the six months ended June 30, 2014 and 2013 include $1,095 and $1,049, respectively, of amortization expense of purchased intangible assets. The decrease in operating income for the quarter and year-to-date periods was attributable to lower sales combined with the higher manufacturing overhead expenses discussed above.

Oilfield Products' operating income of $3,395 in the second quarter of 2014 increased 32.6% from $2,561 in the second quarter of 2013.  Oilfield Products' operating results for the three months ended June 30, 2014 and 2013 include $1,069 and $1,047, respectively, of amortization expense of purchased intangible assets. Oilfield Products reported operating income of $6,965 in the first half of 2014 compared to $3,990 in the first half of 2013. Operating results of Oilfield Products for the six months ended June 30, 2014 and 2013 include $2,137 and $2,104, respectively, of amortization expense of purchased intangible assets. The increase in operating income for the quarter and year-to-date periods was largely attributable to the improved sales volumes and gross margin percentages as discussed above.

     Other income (expense), net

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Other income (expense), net	$332	$(420)	$752	(179.0)%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Other income (expense), net	$(103)	$(124)	$21	(16.9)%

 Net other income was $332 in the second quarter of 2014 compared to net other expense of $420 in the second quarter of 2013.  Our second quarter 2014 net other income of $332 included net realized and unrealized foreign exchange gains of $270.  Our second quarter 2013 net other expense of $420 included net realized and unrealized foreign exchange losses of $456.

Net other expense was $103 for the six month ended June 30, 2014 compared to net other expense of $124 for the same period of 2013. Our first half 2014 net other expense of $103 included net realized and unrealized foreign exchange losses of $178. Our first half 2013 net other expense of $124 includes net realized and unrealized foreign exchange losses of $136.

Interest income (expense), net

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Interest income (expense), net	$(173)	$(182)	$9	(4.9)%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Interest income (expense), net	$(278)	$(351)	$73	(20.8)%

Net interest expense was $173 in the second quarter of 2014 compared to net interest expense of $182 in the second quarter of 2013. Net interest expense was $278 for the first half of 2014 compared to net interest expense of $351 for the first half of 2013. The small decrease reflects lower average outstanding borrowings in the first quarter of 2014 as interest rates remained relatively stable.

Income tax provision

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Income tax provision	$1,263	$1,956	$(693)	(35.4)%
Effective tax rate	30.4%	36.1%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Income tax provision	$1,849	$785	$1,064	135.5%
Effective tax rate	29.0%	17.5%

The effective tax rate decreased to 30.4% for the second quarter of 2014 compared to 36.1% for the second quarter of 2013. We recorded an income tax provision of $1,263 in the second quarter of 2014 compared to an income tax provision of $1,956 in the second quarter of 2013.  Our consolidated income tax provision for the three months ended June 30, 2014 and 2013 included a U.S. tax benefit of $48 in 2014 and a U.S. tax provision of $1,240 in 2013, with the remainder relating to net foreign tax provisions of $1,311 and $716, respectively, associated with our foreign operations and holding companies.

The effective tax rate increased to 29.0% for the first half of 2014 compared to 17.5% for the first half of 2013. Excluding the effects of the $914 tax benefit we recorded in the first quarter 2013 and $404 of additional tax expense we recorded in the second quarter 2013, our first half 2013 effective tax rate would have been 28.8%. For the six months ended June 30, 2014, we recorded an income tax provision of $1,849 compared to an income tax provision of $785 for the same period of 2013. Our consolidated income tax provision for the six months ended June 30, 2014 and 2013 included $776 and $766, respectively, related to U.S. tax benefit, with the remainder relating to net foreign tax provisions of $2,625 and $1,551, respectively.

In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $914 tax benefit that we recognized in the first quarter of 2013 had a significant favorable impact on our first quarter and first half of 2013 effective tax rate. During the second quarter of 2013, we recorded a one-time tax expense of $404 associated with a German tax audit settlement. This non-recurring adjustment had a significant unfavorable impact on our second quarter and first half 2013 effective tax rate.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. Fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

We expect our blended effective tax rate for the full year 2014 to range from 29% to 30% based on projected pre-tax income.

Adjusted EBITDA

	Three Months Ended June 30,			Percentage
	2014	2013	Change	Change
Adjusted EBITDA	$8,571	$9,658	$(1,087)	(11.3)%

	Six Months Ended June 30,			Percentage
	2014	2013	Change	Change
Adjusted EBITDA	$15,500	$12,999	$2,501	19.2%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended June 30, 2014 and 2013 was $4,580 and $3,660, respectively, and for the six months ended June 30, 2014 and 2013 was $8,745 and $8,084, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our two business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  In addition, during 2014, our management incentive awards will be based, in part, upon the amount of EBITDA achieved during the year. A portion of the equity incentive awards granted in 2014 to our named executive officers will be earned based on the amount of Adjusted EBITDA achieved in 2014 and 2015. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income attributable to DMC	$2,887	$3,440	$4,525	$3,655
Interest expense	174	183	283	355
Interest income	(1)	(1)	(5)	(4)
Provision for income taxes	1,263	1,956	1,849	785
Depreciation	1,927	1,457	3,922	2,874
Amortization of purchased intangible assets	1,617	1,568	3,232	3,153
EBITDA	7,867	8,603	13,806	10,818
Stock-based compensation	1,036	635	1,591	2,057
Other (income) expense, net	(332)	420	103	124
Adjusted EBITDA	$8,571	$9,658	$15,500	$12,999

Adjusted EBITDA decreased by 11.3% to $8,571 in the second quarter of 2014 from $9,658 in the second quarter of 2013 primarily due to the $2,022 decrease in second quarter 2014 operating income. Adjusted EBITDA increased by 19.2% to $15,500 for the first half of 2014 from $12,999 for the first half of 2013 primarily due to the increase in operating income.

Liquidity and Capital Resources

We have historically financed our operations and business acquisitions from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, and capital expenditure requirements of our current business operations for the foreseeable future.  Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted.  Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements.

Debt facilities

On December 21, 2011, we entered into a five-year syndicated credit agreement, which provides revolving loan availability of $36,000, 16,000 Euros and 1,500 Canadian Dollars through a syndicate of four banks, and amends and restates in its entirety our prior syndicated credit agreement entered into on November 16, 2007. We also maintain a line of credit with a German bank for certain DYNAenergetics operations. This line of credit provides a borrowing capacity of 4,000 Euros.

As of June 30, 2014, U.S. dollar revolving loans of $31,800 were outstanding under our syndicated credit agreement and $20 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $31,525 of unutilized revolving credit loan capacity as of June 30, 2014 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the six months ended June 30, 2014 and the year ended December 31, 2013, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of June 30, 2014, the maximum leverage ratio permitted by our credit facility was 2.0 to 1.0. The actual leverage ratio as of June 30, 2014 was 1.06 to 1.0. The maximum leverage ratio permitted as of September 30 and December 31, 2014 is 2.0 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  For the trailing twelve months ended June 30, 2014, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio for the trailing twelve months ended June 30, 2014 was 2.35 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending September 30 and December 31, 2014 is 2.0 to 1.0.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of June 30, 2014, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2013.

Cash flows from operating activities

Net cash provided by operating activities was $691 for the six months ended June 30, 2014 compared with $15,398 for the same period in 2013. The year-over-year decline of $14,707 was driven by a $15,914 net increase in working capital, which more than offset higher net income of $827. We experienced negative net working capital changes of $12,566 in the first first half of

2014 compared to net positive changes in working capital of $3,348 in the same period of 2013. Negative changes in our 2014 working capital included an increase in inventories and prepaid expenses of $5,089 and $2,876, respectively, and a decrease of $4,820 in accounts payable. The increases in working capital were driven by a short-term inventory build in DynaEnergetics related to customer order patterns and ramp up of the new DynaSelect system introduction, timing of accounts payable and prepayment for raw materials with long lead times but favorable pricing. These negative changes were partly offset by a $1,612 increase in customer advances.

 Net cash flows provided by operating activities increased to $15,398 in the first half of 2013 from $8,075 in the first half 2012, reflecting a $1,390 decrease in net income that was offset by positive changes in net working capital of $7,694 and positive changes in non-cash adjustments aggregating $1,019. We experienced net positive changes in working capital of $3,348 in the first half of 2013 compared to net negative changes in working capital of $4,346 in the same period of 2012. Positive changes in our 2013 working capital included a decrease in inventories of $1,889 and increases of $3,103, $3,427 and $484 in accounts payable, customer advances, and accrued expenses and other liabilities, respectively. These positive changes were partly offset by an increase of $5,012 in accounts receivable and an increase of $543 in prepaid expenses and other. All of foregoing changes in working capital related to typical fluctuations in our business flow and the related timing of cash payments and receipts.

Cash flows from investing activities

Net cash flows used in investing activities for the six months ended June 30, 2014 totaled $4,267 and consisted almost entirely of capital expenditures, which included $2,552 for our green field investment in Russia to expand capacity in DynaEnergetics.

Net cash flows used in investing activities for the first half of 2013 totaled $9,534 and consisted almost entirely of capital expenditures. Our capital expenditures included $5,626 for our greenfield projects in Russia and North America.

Cash flows from financing activities

Net cash flows provided by financing activities for the first half of 2014 totaled $1,740, which included net borrowinngs on bank lines of credit of $2,555 which was partially offset by payment of quarterly dividends of $1,108.

Net cash flows used in financing activities for the first half of 2013 totaled $11,629, which included net repayments on bank lines of credit of $9,811 and payment of quarterly dividends of $1,088.

Payment of Dividends

On May 14, 2014, our board of directors declared a quarterly cash dividend of $0.04 per share which was paid on July 15, 2014.  The dividend totaled $559 and was payable to shareholders of record as of June 30, 2014.  We also paid a quarterly cash dividend of $0.04 per share in the first quarter of 2014 and the first and second quarters of 2013.

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

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended June 30, 2014 or in other factors that could materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.

Exhibits

3.1    Certificate of Incorporation of the Company, as amended.

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	July 29, 2014	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)