Form 10-Q
period 2014-09-30
DYNAMIC MATERIALS CORP
filed 2014-10-28
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

The number of shares of Common Stock outstanding was 13,979,119 as of October 28, 2014.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2014	2013
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,932	$10,598
Accounts receivable, net of allowance for doubtful accounts of $599 and $419, respectively	30,923	37,785
Inventory, net	41,846	41,191
Prepaid expenses and other	7,161	4,374
Current deferred tax assets	5,583	3,440
Assets held for sale	6,011	6,299

Total current assets	106,456	103,687

PROPERTY, PLANT AND EQUIPMENT	100,305	98,573
Less - accumulated depreciation	(42,625)	(38,358)

Property, plant and equipment, net	57,680	60,215

GOODWILL, net	34,382	37,970

PURCHASED INTANGIBLE ASSETS, net	29,403	36,458

DEFERRED TAX ASSETS	439	389

OTHER ASSETS, net	1,236	1,893

TOTAL ASSETS	$229,596	$240,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2014	2013
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,104	$14,567
Accrued expenses	3,250	3,928
Dividend payable	559	550
Accrued income taxes	3,030	2,810
Accrued employee compensation and benefits	4,667	4,552
Customer advances	2,364	1,019
Current debt obligations	4	2,907
Current deferred tax liabilities	435	435
Liabilities related to assets held for sale	721	826

Total current liabilities	24,134	31,594

LINES OF CREDIT	26,000	26,400

DEFERRED TAX LIABILITIES	8,641	7,945

OTHER LONG-TERM LIABILITIES	1,962	1,881

Total liabilities	60,737	67,820

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,979,119 and 13,772,324 shares issued and outstanding, respectively	699	689
Additional paid-in capital	65,836	62,934
Retained earnings	118,745	113,399
Other cumulative comprehensive loss	(16,421)	(4,230)

Total stockholders’ equity	168,859	172,792

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,596	$240,612

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
NET SALES	$51,886	$52,331	$150,566	$152,720
COST OF PRODUCTS SOLD	36,803	36,229	105,073	107,431
Gross profit	15,083	16,102	45,493	45,289
COSTS AND EXPENSES:
General and administrative expenses	5,503	5,673	16,858	18,693
Selling and distribution expenses	4,639	3,657	13,596	11,997
Amortization of purchased intangible assets	1,575	1,581	4,808	4,734
Total costs and expenses	11,717	10,911	35,262	35,424
INCOME FROM OPERATIONS	3,366	5,191	10,231	9,865
OTHER INCOME (EXPENSE):
Other income (expense), net	472	(247)	369	(372)
Interest expense	(137)	(129)	(420)	(484)
Interest income	1	1	6	5
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	3,702	4,816	10,186	9,014
INCOME TAX PROVISION	1,224	1,461	3,088	2,179
INCOME FROM CONTINUING OPERATIONS	2,478	3,355	7,098	6,835
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax	20	256	(77)	473
NET INCOME	2,498	3,611	7,021	7,308
Less: Net income attributable to non-controlling interest	—	49	—	92
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$2,498	$3,562	$7,021	$7,216

INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$0.18	$0.24	$0.51	$0.49
Discontinued operations	$—	$0.02	$(0.01)	$0.03
Net income	$0.18	$0.26	$0.50	$0.52
INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$0.18	$0.24	$0.51	$0.49
Discontinued operations	$—	$0.02	$(0.01)	$0.03
Net income	$0.18	$0.26	$0.50	$0.52
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,686,200	13,540,394	13,673,637	13,528,880
Diluted	13,687,725	13,544,665	13,678,697	13,532,973

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net income including non-controlling interest	$2,498	$3,611	$7,021	$7,308

Change in cumulative foreign currency translation adjustment	(10,701)	4,183	(12,191)	1,003

Total comprehensive income (loss)	(8,203)	7,794	(5,170)	8,311

Comprehensive income attributable to non-controlling interest	—	55	—	96

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$(8,203)	$7,739	$(5,170)	$8,215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014
(Amounts in Thousands)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 31, 2013	13,772,324	$689	$62,934	$113,399	$(4,230)	$172,792
Net income	—	—	—	7,021	—	7,021
Change in cumulative foreign currency translation adjustment	—	—	—	—	(12,191)	(12,191)
Shares issued in connection with stock compensation plans	206,795	10	224	—	—	234
Tax impact of stock-based compensation	—	—	113	—	—	113
Stock-based compensation	—	—	2,565	—	—	2,565
Dividends declared	—	—	—	(1,675)	—	(1,675)
Balances, September 30, 2014	13,979,119	$699	$65,836	$118,745	$(16,421)	$168,859

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013
(Amounts in Thousands)
(unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,021	$7,308
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations	77	(473)
Depreciation (including capital lease amortization)	5,406	4,004
Amortization of purchased intangible assets	4,808	4,734
Amortization of deferred debt issuance costs	76	76
Stock-based compensation	2,565	2,685
Deferred income tax benefit	(608)	(126)
Gain on disposal of property, plant and equipment	6	5
Change in:
Accounts receivable, net	5,342	4,868
Inventory, net	(3,012)	6,587
Prepaid expenses and other	(3,146)	1,032
Accounts payable	(5,084)	(2,207)
Customer advances	1,445	20
Accrued expenses and other liabilities	683	1,303
Net cash flows provided by continuing operations	15,579	29,816
Net cash flows provided by discontinued operations	239	655
Net cash provided by operating activities	15,818	30,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(6,472)	(13,426)
Change in other non-current assets	373	209
Net cash flows used in continuing operations	(6,099)	(13,217)
Net cash flows used in discontinued operations	(120)	(604)
Net cash used in investing activities	(6,219)	(13,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(3,213)	(13,252)
Payment on loans with former owners of LRI	(47)	(47)
Payment on capital lease obligations	(23)	(39)
Payment of dividends	(1,667)	(1,637)
Net proceeds from issuance of common stock to employees and directors	234	163
Tax impact of stock-based compensation	113	(895)
Net cash used in financing activities	(4,603)	(15,707)

EFFECTS OF EXCHANGE RATES ON CASH	(662)	172

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,334	1,115

CASH AND CASH EQUIVALENTS, beginning of the period	10,598	8,218

CASH AND CASH EQUIVALENTS, end of the period	$14,932	$9,333

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

On October 1, 2014 DMC completed the sale of its AMK Technical Services ("AMK") business (See Footnote 10 Subsequent Events). The operating results of AMK have been classified as discontinued operations in all periods presented.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective negative evidence to be evaluated in this assessment is whether there is a three-year cumulative loss incurred in jurisdictions where there are deferred tax assets. We have incurred a three-year cumulative loss in one foreign jurisdiction resulting in local tax loss carryforwards with no expiration date. We also have cumulative tax loss carryforwards in another jurisdiction that we do not believe will be realized. As a result, we recorded a valuation allowance of $716 against the net deferred tax assets in the third quarter of 2014. The amount of the deferred tax assets considered realizable, however, could be adjusted during the carryforward period if positive evidence such as current and expected future taxable income outweighs negative evidence.

In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $914 tax benefit that we recognized in the first quarter of 2013 had a significant favorable impact on our first quarter and first half of 2013 effective tax rate. During the second quarter of 2013, we recorded a one-time tax expense of $430 associated with a German tax audit settlement. This non-recurring adjustment had a significant unfavorable impact on our second quarter and first half 2013 effective tax rate.

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

Computation and reconciliation of earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations	$2,478	$3,355	$7,098	$6,835
Less income allocated to RSAs	(54)	(59)	(147)	(115)
Income from continuing operations allocated to common stock for EPS calculation	2,424	3,296	6,951	6,720
Income (loss) from discontinued operations	20	256	(77)	473
Net income allocated to common stock for EPS calculation	$2,444	$3,552	$6,874	$7,193

Denominator:
Weighted average common shares outstanding - basic	13,686,200	13,540,394	13,673,637	13,528,880
Dilutive stock-based compensation plans	1,525	4,271	5,060	4,093
Weighted average common shares outstanding - diluted	13,687,725	13,544,665	13,678,697	13,532,973

Income (loss) per share - Basic:
Continuing operations	$0.18	$0.24	$0.51	$0.49
Discontinued operations	—	0.02	(0.01)	0.03
Net income allocated to common stock for EPS calculation	$0.18	$0.26	$0.50	$0.52

Income (loss) per share - Diluted:
Continuing operations	$0.18	$0.24	$0.51	$0.49
Discontinued operations	—	0.02	(0.01)	0.03
Net income allocated to common stock for EPS calculation	$0.18	$0.26	$0.50	$0.52

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses, lines of credit and other debt approximate their fair value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to clarify the principles of recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. The adoption of this update is not expected to have a significant impact on our financial statements.

In April 2014, the FASB issued an accounting standards update which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2014, however, early adoption is permitted. DMC has not elected to early adopt this pronouncement.

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

In 2013 we changed our inventory management philosophy and intended to aggressively reduce our investment in inventory. In connection with this philosophy, in the third quarter 2013 we identified certain slow-moving and obsolete inventories and therefore revised our assumptions for calculating estimated inventory reserves, resulting in a change in estimate. We determined that our September 30, 2013 inventory reserves for our DynaEnergetics business segment should be increased by $1,245 to adequately provide for estimated requirements and recorded corresponding expense of $1,245 ($895, net of tax) in cost of products sold in our third quarter 2013 condensed consolidated statement of operations. The impact of this change in estimate reduced earnings per share by $0.06 per share (basic and diluted) for the three and nine months ended September 30, 2013.

Inventories consist of the following at September 30, 2014 and December 31, 2013 and include reserves of $2,161 and $1,729, respectively:

	September 30, 2014	December 31, 2013
Raw materials	$16,461	$13,119
Work-in-process	8,773	9,985
Finished goods	16,137	17,273
Supplies	475	814

	$41,846	$41,191

4.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	NobelClad	Oilfield Products	Total
Goodwill balance at December 31, 2013	$22,238	$15,732	$37,970
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(265)	(455)	(720)
Adjustment due to exchange rate differences	(1,662)	(1,206)	(2,868)

Goodwill balance at September 30, 2014	$20,311	$14,071	$34,382

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2014:

	Gross	Accumulated Amortization	Net
Core technology	$21,567	$(7,410)	$14,157
Customer relationships	42,240	(27,563)	14,677
Trademarks / Trade names	2,312	(1,743)	569

Total intangible assets	$66,119	$(36,716)	$29,403

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2013:

	Gross	Accumulated Amortization	Net
Core technology	$23,391	$(7,155)	$16,236
Customer relationships	45,269	(25,813)	19,456
Trademarks / Trade names	2,510	(1,744)	766

Total intangible assets	$71,170	$(34,712)	$36,458

The change in the gross value of our purchased intangible assets from December 31, 2013 to September 30, 2014 was due to foreign currency translation.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of September 30, 2014 and December 31, 2013, customer advances totaled $2,364 and $1,019, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Syndicated credit agreement:
U.S. Dollar revolving loan	$26,000	$26,400
German Bank line of credit	—	2,856
	26,000	29,256
Less current portion	—	(2,856)

Long-term lines of credit	$26,000	$26,400

Other debt consisted of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
Loans with former owners of LRI	$4	$51
Less current maturities	(4)	(51)

Other long-term debt	$—	$—

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of September 30, 2014, we were in compliance with all financial covenants and other provisions of our debt agreements.

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

Prior to 2014, we were organized into three segments. At the beginning of 2014 management approved a change in operating structure whereby AMK will operate within and be managed as part of the Oilfield Products business segment. Consequently, we combined AMK and DynaEnergetics into one reportable business segment, Oilfield Products. AMK represented 3% of segment assets, 4% of consolidated sales and 2% of segment operating income as of and for the year then ended December 31, 2013. All prior periods segment disclosures have been restated to conform to the 2014 presentation.

Due to the completed sale of AMK, as of September 30, 2014 the operating results of AMK have been classified as discontinued operations in all periods presented. All prior periods segment disclosures have been restated to conform to the 2014 presentation. Refer to Footnote 10 Subsequent Events for further details.
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

Segment information is presented for the three and nine months ended September 30, 2014 and 2013 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales:
NobelClad	$23,607	$30,407	$74,402	$88,977
Oilfield Products	28,279	21,924	76,164	63,743

Consolidated net sales	$51,886	$52,331	$150,566	$152,720

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Income before income taxes:
NobelClad	$1,883	$5,562	$6,382	$13,251
Oilfield Products	3,778	1,635	10,854	5,341

Segment operating income	5,661	7,197	17,236	18,592

Unallocated corporate expenses	(1,321)	(1,378)	(4,440)	(6,042)
Stock-based compensation	(974)	(628)	(2,565)	(2,685)
Other income (expense)	472	(247)	369	(372)
Interest expense	(137)	(129)	(420)	(484)
Interest income	1	1	6	5

Income before income taxes, discontinued operations and non-controlling interest	$3,702	$4,816	$10,186	$9,014

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Depreciation and amortization:
NobelClad	$1,681	$1,538	$5,095	$4,461
Oilfield Products	1,720	1,464	5,119	4,277

Segment depreciation and amortization	$3,401	$3,002	$10,214	$8,738

During the three and nine months ended September 30, 2014, no one customer accounted for more than 10% of total net sales.  During the three months ended September 30, 2013, sales to one customer accounted for $5,675 (10.5%) of total net sales. During the nine months ended September 30, 2013, no one customer accounted for more than 10% of total net sales.

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
10.      SUBSEQUENT EVENTS

Sale of AMK Technical Services
On October 1, 2014 DMC completed the sale of its AMK Technical Services business. The sales price was $6,750, subject to final purchase price adjustments, and was financed through $4,250 in cash consideration and the issuance of a $2,500 90-day secured promissory note to the Company. The excess of the selling price over the carrying value will be recorded in our Statement of Operations in the fourth quarter 2014. The operating results of AMK Technical Services have been classified as discontinued operations in all periods presented.

Operating results of the discontinued operations (formerly included in the Oilfield Products segment) for the three and nine months ended September 30, 2014 and 2013 are summarized as follows:

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Net sales	1,563	1,937	4,540	5,676

Income (loss) from operations	37	270	(76)	553
Tax provision	17	14	1	80
Income (loss) from operations, net of tax	20	256	(77)	473

The assets and liabilities of AMK Technical Services have been reflected in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013 and are comprised of the following:

	September 30, 2014	December 31, 2013
Cash	167	19
Accounts receivable	818	930
Inventory	505	359
Prepaid expenses and other	58	6
Current deferred tax assets	27	67
Property, plant and equipment, net	4,436	4,801
Noncurrent deferred tax assets	—	117
Total assets	6,011	6,299

Accounts payable	148	101
Accrued expenses	59	63
Accrued employee compensation	208	254
Customer advances	6	6
Noncurrent deferred tax liabilities	300	402
Total liabilities	721	826

Purchase of Property and Restructuring Announcement

On October 23, 2014 we signed an agreement to purchase a $14,000 manufacturing facility in the Siegerland region of Germany.  The facility will significantly enhance NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  We expect the plant will be open by next year’s second quarter.

NobelClad's European management has commenced discussions with local staff representatives and social partners to develop and implement a European consolidation plan, which we believe will generate annual after-tax savings of approximately $2,000. Restructuring charges, including social costs, equipment relocation, and other exit costs, are expected to range from $3,000 - $5,000.

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

On October 1, 2014 we completed the sale of our AMK Technical Services business. We have reflected the results of AMK Technical Services as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, historical consolidated statements of operations included in the Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation.

On October 23, we signed an agreement to purchase a $14,000 manufacturing facility in the Siegerland region of Germany.  The facility will significantly enhance NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  We expect the plant will be open by next year’s second quarter.

NobelClad's European management has commenced discussions with local staff representatives and social partners to develop and implement a European consolidation plan, which we believe will generate annual after-tax savings of approximately $2,000. Restructuring charges, including social costs, equipment relocation, and other exit costs, are expected to range from $3,000 - $5,000.

For the nine months ended September 30, 2014, NobelClad accounted for 49% of our net sales and 37% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  Oilfield Products accounted for 51% and 63% of our first half 2014 sales and income from operations, respectively.

Our consolidated net sales for the nine months ended September 30, 2014 decreased by $2,154, or 1.4%, compared to the same period in 2013.  Sales increased $12,421 (19.5%) in our Oilfield Products segment and decreased $14,575 (16.4%) in our NobelClad segment.  Our consolidated income from operations increased to $10,231 for the nine months ended September 30, 2014 compared to $9,865 in the same period of 2013.  The $366 improvement in consolidated income from operations was due to a $5,513 increase in Oilfield Products operating income and a $1,722 decrease in aggregate unallocated corporate expenses and stock-based compensation, offset by a $6,869 decline in NobelClad's operating income. The decrease in corporate expenses was driven by $2,965 of non-recurring expenses in the first quarter of 2013 associated with management retirements. Consolidated operating income for the nine months ended September 30, 2014 and 2013 includes amortization expense of $4,808 and $4,734, respectively. Net income was $7,021 for the year-to-date 2014 compared to net income of $7,216 for the same period of 2013.

Based upon the September 30, 2014 NobelClad backlog, recent quoting activity for this segment and sales trends in our Oilfield Products segment, we expect our full year 2014 consolidated net sales will be down slightly to up 2% from $202,060 in 2013 (excluding AMK Technical Services).

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

Oilfield Products' revenues are generated from the DynaEnergetics product line. Dynaenergetics markets and sells shaped charges, detonators and detonating cord, and bidirectional boosters and perforating guns to customers who perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

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

NobelClad Backlog

We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. Our NobelClad backlog increased to $42,634 at September 30, 2014 from $36,930 at December 31, 2013.

Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013

Net sales

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Net sales	$51,886	$52,331	$(445)	(0.9)%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Net sales	$150,566	$152,720	$(2,154)	(1.4)%

Our consolidated net sales for the third quarter of 2014 decreased 0.9% to $51,886 from $52,331 for the third quarter of 2013.  NobelClad sales decreased 22.4% to $23,607 (45% of total sales) for the three months ended September 30, 2014 from $30,407 (58% of total sales) for the same period of 2013. Our NobelClad backlog of $40,056 as of June 30, 2014 was lower than the June 30, 2013 backlog of $44,151. The $6,800 decrease in second quarter 2014 sales also relates to timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders. The decline in backlog was driven primarily by weak industrial end markets demand for clad metal. Oilfield Products contributed $28,279 (55% of total sales) to third quarter 2014 sales, an increase of 29.0% from sales of $21,924 (42% of total sales) in the third quarter of 2013. The record quarter was due to improved product/customer mix including strong sales of DynaSelect, our fully integrated switch-detonator system introduced in the third quarter of 2013.

Our consolidated net sales for the first nine months of 2014 decreased 1.4% to $150,566 from $152,720 in the same period of 2013. NobelClad sales decreased 16.4% to $74,402 for the nine months ended September 30, 2014 (49% of total sales) from $88,977 (58% of total sales) for the same period of 2013. The decrease in Nobelclad sales this period relates primarily to the lower backlog and timing of shipments out of backlog. Oilfield Products contributed $76,164 to year-to-date 2014 sales (51% of total sales), which represents an increase of 19.5% from sales of $63,743 for year-to-date 2013 (42% of total sales). The increase in Oilfield products sales was driven by product/customer mix including the DynaSelect system.

Gross profit

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Gross profit	$15,083	$16,102	$(1,019)	(6.3)%
Consolidated gross profit margin rate	29.1%	30.8%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Gross profit	$45,493	$45,289	$204	0.5%
Consolidated gross profit margin rate	30.2%	29.7%

Our consolidated third quarter 2014 gross profit decreased by 6.3% to $15,083 from $16,102 for the three months ended September 30, 2013. Our third quarter 2014 consolidated gross profit margin rate decreased to 29.1% from 30.8% in the third quarter of 2013. For the nine months ended September 30, 2014, consolidated gross profit increased by 0.5% to $45,493 from $45,289 for the same period of 2013. Our year-to-date consolidated gross profit margin rate increased to 30.2% in 2014 from 29.7% in 2013.

NobelClad's gross profit margin decreased from 28.2% in the third quarter of 2013 to 21.4% in the third quarter of 2014. For the nine-month period, our gross profit margin for this segment decreased to 22.0% in 2014 from 25.9% in 2013.  The decrease in both our third quarter and year-to-date gross margin rate relates principally to lower sales volume and unfavorable manufacturing overhead absorption compared to the same periods in 2013. As has been the case historically, we expect to see continued fluctuations in NobelClad's quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and product/customer mix.

Oilfield Products' gross profit margin increased to 35.8% in the third quarter of 2014 from 34.7% in the third quarter of 2013. Excluding an inventory reserve increase of $1,245 in the third quarter of 2013, gross profit margin declined due to unfavorable price and mix. Oilfield Products reported a gross profit margin of 38.6% for year-to-date 2014 compared to a gross profit margin of 35.3% for the same period of 2013. Excluding the inventory reserve increase in the third quarter of 2013, the year-to-date improved gross profit margin improved slightly.

Based upon the expected contribution to 2014 consolidated net sales by each of our two business segments, we expect our consolidated full year 2014 gross margin to be in a range of 29% to 30%.

General and administrative expenses

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
General and administrative expenses	$5,503	$5,673	$(170)	(3.0)%
Percentage of net sales	10.6%	10.8%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
General and administrative expenses	$16,858	$18,693	$(1,835)	(9.8)%
Percentage of net sales	11.2%	12.2%

General and administrative expenses decreased by $170, or 3.0%, to $5,503 for the three months ended September 30, 2014 from $5,673 for the same period of 2013.  This decrease was driven by a $134 aggregate decrease in salaries, benefits and payroll taxes that was partially offset by an increase of $310 in stock-based compensation expense. As a percentage of net sales, general and administrative expenses decreased to 10.6% in the third quarter of 2014 from 10.8% in the third quarter of 2013.

General and administrative expenses decreased by 9.8% to $16,858 for the nine months ended September 30, 2014 from $18,693 for the same period of 2013. Excluding the $2,965 impact in 2013 from non-recurring expenses associated with management retirements, our general and administrative expenses increased $1,130 or 7.2% from a $690 increase in stock-based compensation expense, a $293 increase in professional services and a $245 aggregate increase in salaries, benefits and payroll taxes. The increases were driven by year-over-year headcount additions to support business development initiatives, corporate branding and recruiting expenses. Excluding the impact of non-recurring executive management retirement expenses in 2013, general and administrative expenses, as a percentage of net sales, increased to 11.2% for the first half 2014 from 10.3% for the same period of 2013.

Selling and distribution expenses

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Selling and distribution expenses	$4,639	$3,657	$982	26.9%
Percentage of net sales	8.9%	7.0%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Selling and distribution expenses	$13,596	$11,997	$1,599	13.3%
Percentage of net sales	9.0%	7.9%

Our selling and distribution expenses increased by 26.9% to $4,639 in the third quarter of 2014 from $3,657 in the third quarter of 2013. The increase was primarily due to a $263 aggregate increase in salaries, benefits and payroll taxes, a $188 net increase in bad debt expense mostly from favorable adjustments in the third quarter of 2013 and a $100 associated with opening two new Oilfield Products' distribution centers in 2014. Additionally, commission expense and stock-based compensation increased $85 and $27, respectively, compared to the prior year.  As a percentage of net sales, selling and distribution expenses increased to 8.9% in the third quarter of 2014 from 7.0% in the third quarter of 2013.

Our selling and distribution expenses increased by 13.3% to $13,596 for the nine month ended September 30, 2014 from $11,997 for the same period of 2013. The increase was primarily due to a $378 aggregate increase in salaries, benefits and payroll taxes, higher commission expense of $345, a $283 increase in bad debt expense, $208 from opening two new Oilfield Products' distribution centers in 2014 and an increase of $77 in stock-based compensation expense. As a percentage of net sales, selling and distribution expense increased to 9.0% for year-to-date 2014 from 7.9% for year-to-date 2013.

Our consolidated selling and distribution expenses for the three months ended September 30, 2014 include $1,428 and $3,142, respectively, for our NobelClad and Oilfield Products business segments as compared to $1,198 and $2,416, respectively, for the third quarter of 2013. Our consolidated selling and distribution expenses for the nine months ended September 30, 2014 include $4,697 and $8,692, respectively, for our NobelClad and Oilfield Products business segments as compared to $4,167 and $7,701, respectively, for the same period of 2013. The higher level of selling and distribution expenses for our Oilfield Products segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Amortization of purchased intangible assets	$1,575	$1,581	$(6)	(0.4)%
Percentage of net sales	3.0%	3.0%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Amortization of purchased intangible assets	$4,808	$4,734	$74	1.6%
Percentage of net sales	3.2%	3.1%

Amortization expense relates to intangible assets in connection with acquisitions in our Oilfield Products segment.  The $6 decrease in third quarter 2014 amortization expenses reflects the impact of foreign currency translation.  Amortization expense for the three months ended September 30, 2014 includes $1,244, $283, and $48 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended September 30, 2013 includes $1,250, $283 and $48 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the nine months ended September 30, 2014 includes $3,794, $868, and $146 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization for the nine months ended September 30, 2013 includes $3,747, $845, and $142 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

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

Operating income

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Operating income	$3,366	$5,191	$(1,825)	(35.2)%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Operating income	$10,231	$9,865	$366	3.7%

Our consolidated operating income decreased by $1,825 to $3,366 in the third quarter of 2014 from $5,191 in the third quarter of 2013. These operating income totals for the third quarters of 2014 and 2013 include $1,321 and $1,378, respectively, of unallocated corporate expenses and $974 and $628, respectively, of stock-based compensation expense. Our consolidated operating income increased by $366 to $10,231 for year-to-date 2014 from $9,865 for year-to-date 2013. These operating income totals for 2014 and 2013 include $4,440 and $6,042, respectively, of unallocated corporate expenses and $2,565 and $2,685, respectively, of stock-based compensation expense. These expenses are not allocated to our business segments and thus are not included in the below 2014 and 2013 operating income totals for NobelClad and Oilfield Products.

The increase in our consolidated operating income for the nine month ended September 30, 2014 reflects decreases in stock-based compensation expense and unallocated corporate expenses of $120 and $1,602, respectively, which savings were partially offset by a decrease of $1,356 in the aggregate operating income reported by our two business segments. The aggregate net decrease of $1,722 in unallocated corporate expenses and stock-based compensation expense primarily relates to the $2,965 of non-recurring expenses in the first quarter 2013 associated with management retirements.

NobelClad's operating income of $1,883 in the third quarter of 2014 decreased 66.1% from $5,562 in the third quarter of 2013.  Operating results of NobelClad for the three months ended September 30, 2014 and 2013 include $530 and $529, respectively, of amortization expense of purchased intangible assets. NobelClad reported operating income of $6,382 for year-to-date 2014 compared to $13,251 for year-to-date 2013. Operating results of NobelClad for the nine months ended September 30, 2014 and 2013 include $1,625 and $1,578, respectively, of amortization expense of purchased intangible assets. The decrease in operating income for the quarter and year-to-date periods was attributable to lower sales and related unfavorable manufacturing overhead absorption discussed above.

Oilfield Products' operating income of $3,778 in the third quarter of 2014 increased 131.1% from $1,635 in the third quarter of 2013.  Oilfield Products' operating results for the three months ended September, 2014 and 2013 include $1,045 and $1,052, respectively, of amortization expense of purchased intangible assets. Oilfield Products reported operating income of $10,854 for year-to-date 2014 compared to $5,341 for year-to-date 2013. Operating results of Oilfield Products for the nine months ended September 30, 2014 and 2013 include $3,183 and $3,156, respectively, of amortization expense of purchased intangible assets. The increase in operating income for the quarter and year-to-date periods was largely attributable to the improved sales volumes and gross margin percentages as discussed above.

Other income (expense), net

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Other income (expense), net	$472	$(247)	$719	N/A

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Other income (expense), net	$369	$(372)	$741	N/A

 Net other income was $472 in the third quarter of 2014 compared to net other expense of $247 in the third quarter of 2013.  Our third quarter 2014 net other income of $472 included net realized and unrealized foreign exchange gains of $451.  Our third quarter 2013 net other expense of $247 included net realized and unrealized foreign exchange losses of $286.

Net other income was $369 for the nine months ended September 30, 2014 compared to net other expense of $372 for the same period of 2013. Our year-to-date 2014 net other income of $369 included net realized and unrealized foreign exchange gains of $273. Our year-to-date 2013 net other expense of $372 includes net realized and unrealized foreign exchange losses of $422.

Interest income (expense), net

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Interest income (expense), net	$(136)	$(128)	$(8)	6.3%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Interest income (expense), net	$(414)	$(479)	$65	(13.6)%

Net interest expense was $136 in the third quarter of 2014 compared to net interest expense of $128 in the third quarter of 2013. Net interest expense was $414 for nine months ended September 30, 2014 compared to net interest expense of $479 for the same period of 2013. The small decrease reflects lower average outstanding borrowings in the first quarter of 2014 as interest rates remained relatively stable.

Income tax provision

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Income tax provision	$1,224	$1,461	$(237)	(16.2)%
Effective tax rate	33.1%	30.3%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Income tax provision	$3,088	$2,179	$909	41.7%
Effective tax rate	30.3%	24.2%

The effective tax rate increased to 33.1% for the third quarter of 2014 compared to 30.3% for the third quarter of 2013. The increase in the effective tax rate included the effect of recording a valuation allowance of $716 in third quarter of 2014 as described below. Excluding the valuation allowance, our third quarter effective tax rate would have been 16.1%. We recorded an income tax provision of $1,224 in the third quarter of 2014 compared to an income tax provision of $1,461 in the third quarter of 2013.  Our consolidated income tax provision for the three months ended September 30, 2014 and 2013 included a U.S. tax provision of $581 in 2014 and $1,397 in 2013, with the remainder relating to net foreign tax provisions of $643 and $64, respectively, associated with our foreign operations and holding companies.

The effective tax rate increased to 30.3% for year-to-date 2014 compared to 24.2% for the same period of 2013. Excluding the valuation allowance recorded in the third quarter of 2014, our year-to-date effective tax rate would have been 24.2%. Our 2013 year-to-date effective tax rate included a net benefit of $484 from discrete items in the first half of 2013. Excluding the discrete items, our year-to-date 2013 effective tax rate would have been 29.5%. For the nine months ended September 30, 2014, we recorded an income tax provision of $3,088 compared to an income tax provision of $2,179 for the same period of 2013. Our consolidated income tax provision for the nine months ended September 30, 2014 included a U.S. tax benefit of $179 and a tax provision of $572 in 2013, with the remainder relating to net foreign tax provisions of $3,267 and $1,607, respectively.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective negative evidence to be evaluated in this assessment is whether there is a three-year cumulative loss incurred in jurisdictions where there are deferred tax assets. We have incurred a three-year cumulative loss in one foreign jurisdiction resulting in local tax loss carryforwards with no expiration date. We also have cumulative tax loss carryforwards in another jurisdiction that we do not believe will be realized. As a result, we recorded a valuation allowance against the net deferred tax assets in the third quarter of 2014. The amount of the deferred tax assets considered realizable, however, could be adjusted during the carryforward period if positive evidence such as current and expected future taxable income outweighs negative evidence.

In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $914 tax benefit that we recognized in the first quarter of 2013 had a significant favorable impact on our first quarter and year-to-date 2013 effective tax rate. During the second quarter of 2013, we recorded a one-time tax expense of $430 associated with a German tax audit settlement. This non-recurring adjustment had a significant unfavorable impact on our second quarter and year-to-date 2013 effective tax rate.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. Fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

We expect our blended effective tax rate for the full year 2014 to range from 30% to 32% based on projected pre-tax income.

Discontinued Operations

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Income (loss) from operations of discontinued operations, net of tax	$20	$256	$(236)	(92.2)%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Income (loss) from operations of discontinued operations, net of tax	$(77)	$473	$(550)	(116.3)%

On October 1, 2014 DMC completed the sale of its AMK Technical Services business. The sales price was $6,750, subject to final purchase price adjustments, and was financed through $4,250 in cash consideration and the issuance of a $2,500 90-day secured promissory note. The excess of the selling price over the carrying value will be recorded in our Statement of Operations in the fourth quarter 2014.

Net sales for AMK Technical Services was $1,563 in the third quarter of 2014 compared to $1,937 in the third quarter of 2013. For the nine months ended September 30, 2014, AMK Technical Services sales were $4,540 compared to $5,676 for the same period of 2013. AMK Technical Services had income from discontinued operations of $20, net of tax of $17 for the third quarter of 2014 compared to income from discontinued operations of $256, net of tax of $14 for the third quarter of 2013. For the nine months ended September 30, 2014, AMK Technical Services had a loss from discontinued operations of $77, net of tax of $1 compared to income from discontinued operations of $473, net of tax of $80 for the same period of 2013.

Adjusted EBITDA

	Three Months Ended September 30,			Percentage
	2014	2013	Change	Change
Adjusted EBITDA	$7,741	$8,772	$(1,031)	(11.8)%

	Nine Months Ended September 30,			Percentage
	2014	2013	Change	Change
Adjusted EBITDA	$23,010	$21,196	$1,814	8.6%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for the three months ended September 30, 2014 and 2013 was $4,375 and $3,630, respectively, and for the nine months ended September 30, 2014 and 2013 was $12,779 and $11,423, respectively.  These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our two business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  In addition, during 2014, our management incentive awards will be based, in part, upon the amount of EBITDA achieved during the year. A portion of the equity incentive awards granted in 2014 to our named executive officers will be earned based on the amount of Adjusted EBITDA achieved in 2014 and 2015. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income attributable to DMC	$2,498	$3,562	$7,021	$7,216
(Gain) loss from operations from discontinued operations	(20)	(256)	77	(473)
Interest expense	137	129	420	484
Interest income	(1)	(1)	(6)	(5)
Provision for income taxes	1,224	1,461	3,088	2,179
Depreciation	1,826	1,421	5,406	4,004
Amortization of purchased intangible assets	1,575	1,581	4,808	4,734
EBITDA	7,239	7,897	20,814	18,139
Stock-based compensation	974	628	2,565	2,685
Other (income) expense, net	(472)	247	(369)	372
Adjusted EBITDA	$7,741	$8,772	$23,010	$21,196

Adjusted EBITDA decreased by 11.8% to $7,741 in the third quarter of 2014 from $8,772 in the third quarter of 2013 primarily due to the $1,826 decrease in third quarter 2014 operating income. Adjusted EBITDA increased by 8.6% to $23,010 for the nine months ended September 30, 2014 from $21,196 for the same period of 2013 primarily due to the increase in depreciation expense.

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

As of September 30, 2014, U.S. dollar revolving loans of $26,000 were outstanding under our syndicated credit agreement and $4 was outstanding under loan agreements with the former owners of LRI.  While we had approximately $35,466 of unutilized revolving credit loan capacity as of September 30, 2014 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the nine months ended September 30, 2014 and the year ended December 31, 2013, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of September 30, 2014, the maximum leverage ratio permitted by our credit facility was 2.0 to 1.0. The actual leverage ratio as of September 30, 2014 was .89 to 1.0. The maximum leverage ratio permitted as of December 31, 2014 is 2.0 to 1.0.

The fixed charge ratio, as defined in the credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  For the trailing twelve months ended September 30, 2014, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio for the trailing twelve months ended September 30, 2014 was 2.29 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending December 31, 2014 is 2.0 to 1.0.

Debt and other contractual obligations and commitments

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of September 30, 2014, we were in compliance with all financial covenants and other provisions of our debt agreements.

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2013.

Cash flows from operating activities

Net cash provided by operating activities was $15,818 for the nine months ended September 30, 2014 which consisted of net cash flows from continuing operations of $15,579 and net cash flows from discontinued operations of $239. This compares to net cash provided by operating activities of $30,471 for the same period in 2013 which consisted of net cash flows from continuing operations of $29,816 and net cash flows from discontinued operations of $655. The year-over-year decline of continuing operations operating cash flow of $14,237 was driven by a $15,375 net increase in working capital. We experienced negative net working capital changes of $3,772 in the nine month period of 2014 compared to net positive changes in working capital of $11,603 in the same period of 2013. Negative changes in our 2014 working capital included an increase in inventories and prepaid expenses of $3,012 and $3,146, respectively, and a decrease of $5,084 in accounts payable. The increases in working capital were driven by higher sales in Oilfield Products, timing of accounts payable and prepayment for raw materials with long lead times but favorable pricing. These negative changes were partly offset by a decrease in accounts receivable of $5,342 and a $1,445 increase in customer advances.

 Net cash flows provided by operating activities for the nine months ended September 30, 2013 was $30,471 which consisted of net cash flows provided by continuing operations of $29,816 and net cash flows provided by discontinued operations of $655. Net cash flows provided by continuing operations increased by $17,805 over the same period of 2012, reflecting a $1,539 decrease in net income that was offset by positive changes in net working capital of $18,493, and positive changes in non-cash adjustments aggregating $851. We experienced net positive changes in working capital of $11,604 for the first nine months of 2013 compared to net negative changes in working capital of $6,889 in the same period of 2012. Positive changes in our 2013 working capital included a decrease in accounts receivable, inventories and prepaid expenses of $4,938, $6,587 and $1,032, respectively, and an increase of $1,303 and $20 in accrued expenses and other liabilities and customer advances, respectively. These positive changes were partly offset by a decrease of $2,207 in account payable. The large decrease in inventories reflects our focused efforts during the first nine months of 2013 to reduce overall inventory levels in our Oilfield Products business, particularly within the North American distribution system. All other changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

Cash flows from investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2014 totaled $6,219 which consisted of cash flows used in investing activities of continuing operations of $6,099 and $120 of net cash flows used in investing activities of discontinued operations. Net cash flows of investing activities of continuing operations almost entirely of capital expenditures, which included $3,733 for our green field investment in Russia to expand capacity in DynaEnergetics.

Net cash flows used in investing activities for the nine months ended September 30, 2013 totaled $13,821 which consisted of net cash flows used in investing activities of continuing operations of $13,217 and $604 of net cash flows used in investing activities of discontinued operations. Net cash flows of investing activities of continuing operations consisted almost entirely of capital expenditures. Our capital expenditures included $8,146 for our greenfield projects in Russia and North America.

Cash flows from financing activities

Net cash flows used in financing activities for nine months ended September 30, 2014 totaled $4,603, which included net repayments on bank lines of credit of $3,213 and payment of quarterly dividends of $1,667.

Net cash flows used in financing activities for the nine months ended September 30, 2013 totaled $15,707, which included net repayments on bank lines of credit of $13,252 and payment of quarterly dividends of $1,637.

Payment of Dividends

On August 26, 2014, our board of directors declared a quarterly cash dividend of $0.04 per share which was paid on October 15, 2014.  The dividend totaled $559 and was payable to shareholders of record as of September 30, 2014.  We also paid a quarterly cash dividend of $0.04 per share in the first and second quarters of 2014 and 2013.

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

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level.  There have been no changes in our internal controls during the quarter ended September 30, 2014 or in other factors that could materially affect our internal controls over financial reporting.

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	October 28, 2014	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)