Form 10-K
period 2014-12-31
DYNAMIC MATERIALS CORP
filed 2015-03-16
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $292,888,226 as of June 30, 2014.

The number of shares of Common Stock outstanding was 14,146,109 as of March 13, 2015.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2014 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2014.

Explanatory Note Regarding Restatement

In this Annual Report on Form 10-K for our fiscal year ended December 31, 2014, we are restating audited financial statements, including the consolidated financial position as of December 31, 2013 and the consolidated results of our operations, comprehensive income (loss), stockholders' equity and our cash flows for each of the two years in the period ended December 31, 2013. Additionally, the Company has included in Note 13 “Selected Quarterly Financial Data (unaudited),” restated interim financial information for the four quarters included in the fiscal year ended December 31, 2013 and the first three quarters included in the fiscal year ended December 31, 2014, along with reconciliations of the previously issued annual and quarterly financial information to the restated information.

We are restating our financial statements and related disclosures to correct non-cash errors reported in our historical consolidated financial statements related to income tax expense and related deferred tax assets and liabilities at our business entities in Germany as well as other adjustments, which were immaterial. In November 15, 2007, we acquired DynaEnergetics under a newly created German subsidiary DynaEnergetics Holding GmbH (“Holding Co”). Subsequent to the acquisition we recognized income tax expense or benefits for German federal and local income tax purposes and paid cash taxes accordingly for Holding Co. However, we incorrectly had been deferring the recognition of the income tax expense or benefit in our calculation of net income for purposes of U.S. GAAP reporting.

The non-cash impact of the restatement and other adjustments decreased income from continuing operations by $1,036 thousand in 2013 and $919 thousand in 2012. The cumulative effect of the errors increased shareholders’ equity by $237 thousand as of December 31, 2013. The restatement only impacted the income tax provision (benefit) line item in our consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively. The restatement had no impact on the Company’s revenues, did not affect the Company’s cash balances and has no effect on the Company’s future operations.

We also concluded that a material weakness in internal control over financial reporting existed for deficiencies due to insufficient processes and controls around income tax accounting, and that our disclosure controls were not effective solely because of this material weakness. As such, we have modified our discussion of disclosure controls and procedures included in Item 9A and our report on internal control over financial reporting contained in this annual report on Form 10-K to disclose how the restatement affected our chief executive officer’s and chief financial officer’s assessment of internal controls over financial reporting.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

Additional information on the restatement can be found in this report in:

•	Item 1A. "Risk Factors";

•	Item 6. "Selected Financial Data";

•	Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”;

•	Item 8. “Financial Statements and Supplementary Data”, Note 3 “Restatement of Previously-Issued Financial Statements”; and Note 13 “Selected Quarterly Financial Data (unaudited)”;

•	Item 9A. “Controls and Procedures”

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

Today, our business segments consist of NobelClad (48% of 2014 net sales) and DynaEnergetics (52% of 2014 net sales).

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. DynaEnergetics manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells.

Our Strategy
Our diversified business segments each provide a suite of unique technical products to niche segments of the global energy, industrial and infrastructure markets; and each of our businesses has established a strong or leading position in the markets in which it participates. With an underlying focus on free-cash flow generation, our objective is to sustain and grow the market share of our businesses through geographic expansion, development of new applications, and research and development of new and adjacent products that can be sold across our global network of sales and distribution facilities. We also intend to explore potential acquisitions of complementary businesses that could strengthen or add to our existing product and service portfolio, or expand our geographic footprint and market presence.

Business Segments

NobelClad

Clad metal plates are typically used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers. Clad metal plates consist of a thin layer of an expensive, corrosion resistant cladder metal, such as titanium or stainless steel, which is metallurgically combined with a less expensive structural backing metal, such as carbon steel.  For heavy equipment, clad plates generally provide an economical alternative to building the equipment solely of a corrosion resistant alloy.

There are three major industrial clad plate manufacturing technologies: Explosion Welding, Hot Rollbonding and Weld Overlay. Explosion welding, the technology utilized by NobelClad, is the most versatile of the clad plate manufacturing methods. Created using a robust cold welding technology, explosion-welded clad products exhibit high bond strength combining the corrosion resistance and mechanical properties of the cladder material with the backer material respectively.  The explosion-welded clad process is suitable for joining virtually any combination of common engineering metals. This represents a competitive advantage versus the hot rollbonding and weld overlay processes, which generally can only clad compatible metals such as nickel alloys and stainless steels.

Explosion-welded clad metal is produced as flat plates or concentric cylinders, which can be further formed and fabricated into a broad range of industrial processing equipment or specialized transition joints. When fabricated properly, the two metals will not come apart, as the bond zone is generally stronger than the parent metals. The dimensional capabilities of the process are broad: cladding metal layers can range from a few thousandths of an inch to several inches and base metal thickness and lateral dimensions are primarily limited by the size capabilities of the world’s metal production mills.  Explosion welding is used to clad a broad range of metals to steel, including aluminum, titanium, zirconium, nickel alloys and stainless steels.

Clad Metal End Use Markets

Explosion-welded clad metal is primarily used in the construction of large industrial processing equipment that is subject to high pressures and temperatures and/or corrosive processes. Explosion welded clad plates also can be cut into transition joints, which are used to facilitate conventional welding of dissimilar metals. The eight broad industrial sectors discussed below comprise the bulk of demand for NobelClad’s products. This demand is driven by the underlying need for both new equipment and facility maintenance in these primary market sectors.

Oil and Gas: Oil and gas end use markets include both oil and gas production and petroleum refining. Oil and gas production covers a broad scope of operations related to recovering oil and/or gas for subsequent processing in refineries. Clad metal is used in separators, glycol contactors, piping, heat exchangers and other related equipment. The increase in oil and gas production from deep, hot, and more corrosive fields has increased the demand for clad equipment. Many non-traditional energy production methods are potentially commercially viable for bringing natural gas to the market. Clad is commonly used in these facilities. The primary clad metals for this market are stainless steel and nickel alloys clad to steel, with some use of reactive metals, such as titanium and zirconium.

Petroleum refining processes frequently are corrosive, hot, and operate at high pressures. Clad metal is extensively used in a broad range of equipment including desulfurization hydrotreaters, coke drums, distillation columns, separators and heat exchangers. In the United States, refinery capacity utilization is high; and adding capacity and reducing costly down-time are a high priority. The increasing reliance upon low quality, high sulfur crude further drives additional demand for new corrosion resistant equipment. Worldwide trends in regulatory control of sulfur emissions in gas, diesel and jet fuel are also increasing the need for clad equipment. Like the upstream oil and gas sector, the clad metals are primarily stainless steel and nickel alloys.

Alternative Energy: Some alternative energy technologies involve conditions that necessitate clad metals. Solar panels predominantly incorporate high purity silicon. Processes for manufacturing high purity silicon utilize a broad range of highly corrosion resistant clad alloys. Many geothermal fields are corrosive, requiring high alloy clad separators to clean the hot steam. Cellulosic ethanol technologies may require corrosion resistant metals such as titanium and zirconium.

Chemical and Petrochemical: Many common products, ranging from plastics to drugs to electronic materials, are produced by chemical processes. Because the production of these items often involves corrosive agents and is conducted under high pressures or temperatures, corrosion resistant equipment is needed. One of the larger applications for clad equipment is in the manufacture of Purified Terephthalic Acid (“PTA”), a precursor product for polyester, which is used in everything from carpets to plastic bottles. This market requires extensive use of stainless steel and nickel alloys, but also uses titanium and, to a lesser extent, zirconium and tantalum.

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

Shipbuilding: The combined problems of corrosion and top-side weight drive demand for our aluminum-steel transition joints, which serve as the juncture between a ship's upper and lower structures. Top-side weight is often a significant problem with tall ships, including cruise ships, naval vessels, ferries and yachts. Use of aluminum in the upper structure and steel in the lower structure provides stability. Since aluminum cannot be welded directly to steel using traditional welding processes, and since bolted joints between aluminum and steel corrode quickly in seawater, explosion welded transition joints are a common solution. NobelClad's transition joints have been used in the construction of many well-known ships, including the QE II and modern U.S. Navy aircraft carriers.

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

Operations

The NobelClad segment seeks to build on its leadership position in its markets.  During the three years ended December 31, 2012, 2013 and 2014, the NobelClad segment represented approximately 60%, 59% and 48% of our revenue, respectively.  The three manufacturing plants and their respective shooting sites in Pennsylvania, Germany and France provide the production capacity to address concurrent projects for NobelClad’s North American and international customer base.

The principal product of metal cladding, regardless of the process used, is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant metal, or "cladder," bonded to a steel backing plate. Prior to the explosion-welding process, the materials are inspected, the mating surfaces are ground, and the metal plates are assembled for cladding. The process involves placing a sheet of the cladder over a parallel plate of backer material and then covering the cladder with a layer of specifically formulated explosive. A small gap or “standoff space” is maintained between the cladder and backer using small metal spacers. The explosion is then initiated on one side of the cladder and travels across the surface of the cladder forcing it down onto the backer. The explosion happens in approximately one-thousandth of a second.  The collision conditions cause a thin layer of the mating surfaces, as well as the spacers, to be spalled away in a jet.  This action removes oxides and surface contaminants immediately ahead of the collision point.  The extreme pressures force the two metal components together, creating a metallurgical bond between them.  The explosion-welded clad process produces a strong, ductile, continuous metallurgical weld over the clad surface.  After the explosion is completed, the resulting clad plates are flattened and cut, and then undergo testing and inspection to assure conformance with internationally accepted product specifications.

EXPLOSION-WELDING PROCESS

Backer
Alloy Cladder
1. PLAIN MATERIAL INSPECTION
2. GRIND MATING SURFACES
EXPLOSIVE POWDER
SPACE BETWEEN PLATES
3. ASSEMBLY: BACKER, CLADDER, EXPLOSIVE
DETONATION FRONT
Explosive
Cladder
Jet
Backer
METALLURGICAL WELD LINE
COLLISION POINT
4. EXPLOSION
5. FLATTENING & CUTTING
6. TESTING AND INSPECTION
- ULTRASONIC
- EXAMINATION OF BOND
- MECHANICAL TESTS
- PHYSICAL MEASUREMENT
- CERTIFICATIONS

Explosion-welded cladding technology is a method for welding metals that cannot be joined using conventional welding processes, such as titanium-steel, aluminum-steel, and aluminum-copper. Explosion welding also can be used to weld compatible metals, such as stainless steels and nickel alloys to steel.  The cladding metals are typically titanium, stainless steel, aluminum, copper alloys, nickel alloys, tantalum, and zirconium. The base metals are typically carbon steel, alloy steel, stainless steel and aluminum.  Although the patents for the explosion-welded cladding process have expired, NobelClad has proprietary knowledge that distinguishes it from its competitors.  The entire explosion-welding process involves significant precision in all stages, and any errors can be extremely costly as they often result in the discarding of the expensive raw material metals.  NobelClad’s technological expertise is a significant advantage in preventing costly waste.

NobelClad’s metal products are primarily produced for custom projects and conform to requirements set forth in customers’ purchase orders. Upon receipt of an order, NobelClad obtains the component materials from a variety of sources based on quality, availability and cost and then produces the order in one of its three manufacturing plants.  Final products are processed to meet contract specific requirements for product configuration and quality/inspection level.

Suppliers and Raw Materials

NobelClad's operations involve a range of alloys, steels and other materials, such as stainless steel, copper alloys, nickel alloys, titanium, zirconium, tantalum, aluminum and other metals.  NobelClad sources its raw materials from a number of different producers and suppliers. It holds a limited metal inventory and purchases its raw materials based on contract specifications. Under most contracts, any raw material price increases are passed on to NobelClad’s customers.  NobelClad closely monitors the quality of its supplies and inspects the type, dimensions, markings, and certification of all incoming metals to ensure that the materials will satisfy applicable construction codes. NobelClad also manufactures a majority of its own explosives from standard raw materials, thus achieving higher quality and lower cost.

Competition

Metal Cladding.  NobelClad faces competition from two primary alternative cladding technologies: Hot-Rollbonding and Weld Overlay. Usually the three processes do not compete directly, as each has its own preferential domain of application relating to metal used and thicknesses required.  However, due to specific project considerations such as technical specifications, price and delivery time, explosion-welding may have the opportunity to compete successfully against these technologies.  Rollbond is only produced by a few steel mills in the world. In this process, the clad metal and base metal are bonded during the hot rolling operation in which the metal slab is converted to plate. Being a high temperature process, hot rollbond is limited to joining similar metals, such as stainless steel and nickel alloys to steel.  Rollbond’s niche is production of large quantities of light to medium gauge clad plates; it is frequently lower cost than explosion clad when total metal thickness is under 1 to 2 inches (dependent upon alloy and a number of other factors).  Rollbond products are generally suitable for most pressure vessel applications but have lower bond shear strength and may have inferior corrosion resistance.

The weld overlay process, which is produced by the many vessel fabricators that are often also NobelClad customers, is a slow and labor-intensive process that requires a large amount of floor space for the equipment. In weld overlay cladding, the clad metal layer is deposited on the base metal using arc-welding type processes.  Weld overlay is a cost-effective technology for complicated shapes, for field service jobs, and for production of heavy-wall pressure vessel reactors.  During overlay welding, the cladding metal and base metal are melted together at their interface. The resulting dilution of the cladding metal chemistry may compromise corrosion performance and limit use in certain applications.  Weld metal shrinkage during cooling potentially causes distortion when the base layer is thin; consequently, overlay is rarely the technically preferred solution for construction of new equipment when thicknesses are under thee to four inches.  As with rollbond, weld overlay is limited to metallurgically similar metals, primarily stainless steels and nickel alloys joined to steel.   Weld overlay is typically performed in conventional metal fabrication shops.

Explosion-Welded Metal Cladding.  Competition in the explosion-welded clad metal business is fragmented.  NobelClad holds a strong market position in the clad metal industry. It is the leading producer of explosion-welded clad products in North America, and has a strong position in Europe against smaller competitors. NobelClad’s main competitor in Asia is a division of Asahi Kasei, which has competitive technology and a recognized local brand name.  There are several explosion-welded clad producers in Korea and China, most of which have been technically limited and have offered limited exports outside of their domestic markets. A number of additional small explosion-welding competitors operate throughout the world.  To remain competitive, NobelClad intends to continue developing and providing technologically advanced manufacturing services, maintaining quality levels, offering flexible delivery schedules, delivering finished products on a reliable basis and competing favorably on the basis of price.

Customer Profile

NobelClad’s products are used in critical applications in a variety of industries, including upstream oil and gas, oil refinery, chemical and petrochemical, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration and other similar industries.  NobelClad’s customers in these industries require metal products that can withstand exposure to corrosive materials, high temperatures and high pressures.  NobelClad’s customers can be divided into three tiers: the product end users (e.g., operators of chemical processing plants), the engineering contractors that design and construct plants for end users, and the metal fabricators that manufacture the products or equipment that utilize NobelClad’s metal products.  It is typically the fabricator that places the purchase order with NobelClad and pays the corresponding invoice.  NobelClad has developed strong relationships over the years with the engineering contractors (relatively large companies) that sometimes act as prescriptor to fabricators.

Marketing, Sales, Distribution

NobelClad conducts its selling efforts by marketing its services to potential customers' senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows.  NobelClad’s sales office in the United States covers the Americas and East Asia.  Its sales offices in Europe cover the full European continent, Africa, the Middle East, India, and Southeast Asia.  During 2012 and 2013 NobelClad opened direct sales offices in South Korea and China to address these markets. These sales teams are further supported by local sales offices in the Middle East and India, with contract agents in most other developed countries, including

Russia and Brazil.  Contract agents typically work under multi-year agreements which are subject to sales performance as well as compliance with NobelClad quality and customer service expectations.  Members of the global sales team may be called to work on projects located outside their usual territory.  By maintaining relationships with its existing customers, developing new relationship with prospective customers, and educating all its customers as to the technical benefits of NobelClad’s products, NobelClad endeavors to have its products specified as early as possible in the design process.

NobelClad’s sales are generally shipped from its manufacturing locations in the United States, Germany and France.  Generally, any shipping costs or duties for which NobelClad is responsible will be included in the price paid by the customer.  Regardless of where the sale is booked (in Europe or the U.S.), NobelClad will produce it, capacity permitting, at the location closest to the delivery place. In the event that there is a short-term capacity issue, NobelClad produces the order at any of its production sites, prioritizing timing.  The various production sites allow NobelClad to meet customer production needs in a timely manner.

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

DynaEnergetics

DynaEnergetics manufactures, markets, and sells perforating explosives and associated hardware, as well as seismic explosives, for the international oil and gas industry.  The oil and gas industry uses perforating products to punch holes in the casing or liner of wells to connect them to the surrounding reservoir.  During the drilling process, steel casing and cement are inserted into the well to isolate and support the wellbore. As part of the well completion process, the perforating guns, which contain a series of specialized shaped charges, are lowered into the well to the desired area of the targeted formation.  Once fired, the shaped charges shoot a plasma jet through the casing and cement and into the formation. The resulting channels in the formation allow hydrocarbons to flow into the wellbore.

DynaEnergetics manufactures and sells the five primary components of a perforating system, which are: 1) carrier tubes and charge tubes, 2) shaped charges, 3) detonating cord, 4) detonators, and 5) control panels.

PRIMARY COMPONENTS OF A PERFORATING GUN

The perforating products manufactured by DynaEnergetics are essential to certain types of modern oil and gas recovery.  These products are sold to large, mid-sized, and small oilfield service companies in the U.S., Europe, Canada, South America, Africa, the Middle East, and Asia, including direct sales to end users.  The market for perforating products has grown in recent years.  Rising worldwide demand for oil and gas increases the demand for perforating products used in exploration and recovery. High levels of exploration (seismic prospecting) and increased production activities in both conventional and unconventional oil and gas fields around the globe are expected to continue.  Expanding exploration activity has led to increasingly complex well completion operations, which in turn, has increased the demand for high quality and technically advanced perforating products.

Operations

The DynaEnergetics segment seeks to build on its products and technologies, as well as its sales, supply chain and distribution network.  During the three years ended December 31, 2012, 2013 and 2014, the DynaEnergetics segment represented approximately 40%, 41% and 52% of our revenue, respectively.

DynaEnergetics has been producing detonating cord and detonators and selling these and seismic explosives systems for decades. Since 1994 significant emphasis has been placed on enhancing its oilfield product offerings by improving existing products and adding new products through research and development, as well as acquisitions.  In recent years, various types of detonating cord and detonators have been added as well as bi-directional boosters, a wide range of shaped charges, and corresponding gun systems.

In recent years, DynaEnergetics has introduced a number of new technologies designed for safe and selective perforating. Our Radio Frequency-Safe Detonator Systems require a specific electronic code for firing and are immune to induced currents and voltages, static electricity and high-frequency irradiation. This eliminates the risk of oilfield accidents from unintentional firing. This safety feature enables concurrent perforating and fracturing processes at drilling sites with multiple wellbores, improving operating efficiencies for our customers.

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

Our DynaSelect products combine our Selectronic Switches and RF-Safe Detonator technologies in a one-piece system for improved well site efficiency, reliability, simplicity and service quality. The fully integrated design incorporates advanced software controls and reduces the size of the detonator and switch assembly. DynaSelect reduces by 40% the number of electrical connections required within each perforating gun versus prior detonator models. This improves set-up times and reliability. The DynaSelect switch detonator is controlled by our Multronic IV Firing Panel. This system enables safe and reliable firing of up to 20 guns in a single run and incorporates a signal output function to monitor the movement and position of the tool string.

Our DynaSlot system is designed for well abandonment. During abandonment the wellbore is shut in and permanently sealed so that layers of sedimentary rock, and in particular freshwater aquifers, are pressure isolated. DynaSlot creates complete 360 degree access behind the tubing and casing, which is preferred for plug and abandonment cement squeeze operations.

DynaEnergetics Tubing Conveyed Perforating, or TCP, systems are customized for individual customer needs and well applications. TCP enables perforating of more complex highly deviated and horizontal wells. These types of wells are being increasingly drilled by the industry. TCP tools also perforate long intervals in a single trip, which significantly improves rig efficiency. Our TCP tool range includes mechanical and hydraulic firing systems, gun releases, under-balancing devices and auxiliary components. Our tools are designed to withstand down hole temperatures of up to 260 degrees Celsius, for safe and quick assembly at the well site, and to allow unrestricted total system length.

DynaEnergetics’s manufacturing facilities are located in Germany, Canada, the United States and Russia. During 2013 DynaEnergetics completed a new shaped charge manufacturing facility in Blum, Texas and a perforating gun manufacturing facility in Tyumen, Siberia. A new shaped charge manufacturing facility is under construction in Tyumen, Siberia and is scheduled to be operational in late 2015. These investments have significantly expanded our global capacity for shaped charge and perforating gun production and improve our delivery and customer service capabilities.

Suppliers and Raw Materials

DynaEnergetics' product offering consists of complex components that require numerous high-end inputs. DynaEnergetics utilizes a variety of raw materials for the production of oilfield perforating and seismic products, including high-quality steel tubes, steel and copper, explosives (RDX, HMX, HNS), granulates, plastics and ancillary plastic product components.  DynaEnergetics obtains its raw materials primarily from a number of different producers in Germany and other European countries, but also purchases materials from North American, Chinese, and other international suppliers.

Competition

DynaEnergetics faces competition from independent producers of perforating products and from each of the industry's three largest oil and gas service companies, which produce most of their own shaped charges but also buy other perforating components and specialty products from independent suppliers such as DynaEnergetics.  DynaEnergetics competes for sales primarily on customer service, product quality, reliability, product performance, price and, in North America, proximity of distribution centers to oilfield drilling activity.

Customer Profile

DynaEnergetics' perforating and seismic products are purchased by large, mid-sized and small oilfield service companies working in both onshore and offshore oil and gas fields. Our customers select perforating products based on their ability to address a broad spectrum of factors, including pressures and temperatures in the borehole and geological characteristics of the targeted formation. We believe that our customers must balance costs, productivity and risks for every job.

The customers for our oilfield products can be divided into four broad categories: purchasing centers of large service companies, service companies worldwide, oil companies with and without their own service companies, and local resellers.

Marketing, Sales, Distribution

DynaEnergetics’ worldwide marketing and sales efforts for its oilfield and seismic products are based in Troisdorf, Germany, with regional sales headquarters in Austin, Texas for the Americas and Tyumen, Siberia for the CIS.  DynaEnergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, the establishment of international distribution centers to better service our customers, and educating current and potential customers about our products and technologies.  Currently, DynaEnergetics sells its oilfield and seismic products through wholly owned affiliates in the U.S., Canada, Colombia, Russia and Kazakhstan; and through independent sales agents in other parts of the world.  DynaEnergetics serves the Americas region through its network of sales and distributions centers in the United States, Canada and Colombia.

DynaEnergetics also designs and manufactures custom-ordered perforating products for third-party customers according to their designs and specifications.

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

Corporate History and Recent Developments

The genesis of the Company was an unincorporated business called “Explosive Fabricators,” which was formed in Colorado in 1965.  The business was incorporated in Colorado in 1971 under the name “E. F. Industries, Inc.,” which was later changed to “Explosive Fabricators, Inc.”  The Company became a public company in 1976.  In 1994, it changed its name to “Dynamic Materials Corporation.”  The Company reincorporated in Delaware in 1997.

In 1976, the Company became a licensee of Detaclad®, the explosion-welded clad process developed by DuPont in 1959.  In 1996, the Company purchased the Detaclad® operating business from Dupont.

In 2001, the Company acquired substantially all of the stock of Nobelclad Europe SA, a French company (“Nobelclad France”).  Early in its history, Nobelclad France was a licensee of the Detaclad® technology.  The acquisition of Nobelclad France expanded the Company’s explosive metalworking operations to Europe.

In 2007, the Company acquired the German company DYNAenergetics GmbH and Co. KG (“DYNAenergetics”) and certain affiliates.  DYNAenergetics was comprised of two primary businesses: explosive metalworking and oilfield products.  This acquisition expanded the Company’s explosive metalworking operations in Europe and added a complimentary business segment, oilfield products.

In 2009, the Company acquired all of the stock of Alberta Canada based LRI Oil Tools Inc. (“LRI”) which is produces and distributes perforating equipment for use by the oil and gas exploration and production industry.

In 2010, the Company purchased the outstanding minority-owned interests in its two Russian joint ventures, which produces and sells perforating gun systems. In 2010, the Company also completed its acquisition of Texas-based Austin Explosives Company (Austin Explosives), which is now part of the Company’s DynaEnergetics business segment.

In 2012, the Company acquired the assets and operating business of Texas-based TRX Industries, Inc., (“TRX”), a manufacturer of perforating guns and one of DynaEnergetic’s suppliers.  This business is now part of the Company’s DynaEnergetics business segment.

In 2013, the Company branded its explosive metalworking operations under the single name NobelClad.  The NobelClad segment is comprised of the Company’s U.S. Clad operations as well as the explosion metalworking assets and operations purchased in the Nobelclad France and DYNAenergetics acquisitions.  Also in 2013, the Company branded the oilfield products segment as DynaEnergetics, which is comprised entirely of DYNAenergetics (other than its explosion metalworking operations), its subsidiaries and sister companies.

In 2014, the Company sold its specialty welding business, AMK Technical Services ("AMK"), which was acquired in 1997 and in recent years contributed approximately 5% of the Company's consolidated annual revenue. Also in 2014, the Company acquired a modern manufacturing and office complex in Liebenscheid, Germany. The facility is designed to enhance NobelClad's manufacturing capabilities and is expected to ultimately serve as a state-of-the-art production and administrative resource for NobelClad's European operations.

Employees

As of December 31, 2014, we employed 503 employees (226 U.S. employees and 277 foreign employees), the majority of whom are engaged in manufacturing operations, with the remainder being engaged in sales and marketing or corporate functions. The majority of our manufacturing employees are not unionized.  In addition, we also use a number of temporary workers at any given time, depending on the workload.

In the last three years, the Company has experienced two work stoppages, which lasted for three days in November 2014 and 8 days in December 2014, respectively, at NobelClad's production facility in Rivesaltes, France. The stoppages related to a consolidation program of NobelClad's European explosion welding operations. A restructuring agreement with the labor union at Rivesaltes was reached in January 2015, at which point work was restarted.  We currently believe that employee relations are good.

Insurance

Our operations expose us to potential liabilities for personal injury or death as a result of the failure of a component that has been designed, manufactured, or serviced by us, or the irregularity or failure of products we have processed or distributed.  We maintain liability insurance that we believe adequately protects us from potential product liability claims.

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

	(Dollars in Thousands)
	For the years ended December 31,
	2014	2013	2012
United States	$91,009	$88,532	$71,155
Canada	23,532	18,142	21,083
Iraq	11,348	4,243	1,756
Russia	7,992	5,992	6,472
Germany	7,721	9,208	13,992
India	7,617	8,888	3,874
South Korea	7,362	11,642	9,469
France	5,478	3,756	6,249
China	1,800	606	7,986
Kazakhstan	1,551	2,513	2,359
Rest of the world	37,151	48,538	48,342

Total	$202,561	$202,060	$192,737

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

Our Internet address is www.dmcglobal.com. Information contained on our website does not constitute part of this Annual Report on Form 10-K.  Our annual report on SEC Form 10-K, quarterly reports on Forms 10-Q, current reports on Forms 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC.  We also regularly post information about our Company on our website under the Investors tab.

ITEM 1A.                                       Risk Factors

Risk Factors Related to our NobelClad Segment

NobelClad operates a cyclical business and its sales are down significantly from its 2008 peak.

NobelClad operates a somewhat cyclical business. Beginning in late 2008 and continuing through 2010, NobelClad's sales in some of its markets slowed down, resulting in declines of 31.2% and 26.5% in 2009 and 2010 sales respectively. While NobelClad's sales increased in 2011, its annual sales for 2012 and 2013 were 40.9% and 39.3%, respectively, below the amount of its peak sales in 2008. Its 2014 annual sales (50.2% below peak sales) were the lowest since the 2008 peak. At December 31, 2007 and 2008, order backlog was $100.0 million and $97.2 million, respectively. Year-end backlog was $46.4 million, $36.9 million and $41.2 million, respectively, in 2012, 2013 and 2014. The explosion-welded cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and an economic slowdown in one or all of these industries-whether due to traditional cyclicality, general economic conditions or other factors-could impact capital expenditures within that industry.  If demand from such industries were to decline or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations.

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

Risk Factors Related to DynaEnergetics

Prices and pricing trends of oil and natural gas affect the level of exploration, development, and production activity of DynaEnergetics’ customers, which could materially adversely affect DynaEnergetics’ sales and economic performance.

The oil and gas industry is unpredictable and has historically been subject to occasional downturns. Demand for DynaEnergetics’ products is linked to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies and oilfield services companies. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Any prolonged reduction in oil and natural gas prices or expectations about lower future prices will depress the immediate levels of exploration, development, and production activity, which could negatively impact DynaEnergetics’ sale of products and economic performance.

The adoption of any future laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could cause a decrease in natural gas and oil well perforating and could materially adversely affect DynaEnergetics’ sales and economic performance.

DynaEnergetic’s perforating products are used for oil and gas well hydraulic fracturing processes, among other uses. Various federal, state and local legislative and regulatory initiatives have been undertaken which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. The adoption of these or other laws or implementing regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to use hydraulic fracking for natural gas and oil well development, which would reduce the demand for some of DynaEnergetic’s products and could have a material adverse effect on its sales and financial performance.

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

If DynaEnergetics is unable to obtain all required permits from governmental agencies it will be unable to begin operations at the manufacturing facility it is constructing in Russia.

DynaEnergetics currently imports shaped charges into Russia for sale to its customers and is subject to limitations on the quantities it can import into the country. As the quantities it may import are expected to be further reduced over the coming years, in 2012 DynaEnergetics acquired property and began constructing a shaped charge manufacturing facility in Tyumen, Siberia, Russia to serve its customers in Russia and neighboring countries. Construction of the manufacturing facility is nearly complete and DynaEnergetics plans for it to be operational by late 2015. Before the facility may begin manufacturing explosive shaped charges, however, the Company must receive a number of permits, licenses and other approval from a variety of governmental entities and agencies at the local, state and federal levels. Regulatory authorities often exercise considerable discretion in the enforcement and interpretation of applicable laws, regulations and standards as well as in approving and issuing permits, licenses and consents, and there can be no assurance that all of the necessary permits, licenses and approvals will be received in a timely manner to permit manufacturing to commence as planned. Russia is currently experiencing economic and political instability that could affect the functioning of its governmental agencies and regulatory authorities. If DynaEnergetics experiences a significant delay in commencing its operations, the delay will adversely affect its financial results and its planned strategy to increase sales in the Russian and neighboring countries’ oil and gas market. Failure to receive all of the necessary permits, licenses and approvals could result in an impairment of the investment in this new manufacturing facility.

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

NobelClad supplies products to customers that fabricate industrial equipment for various capital-intensive industries.  Weakness in the general global economy may adversely affect our end market customers, causing them to cancel or postpone new plant or infrastructure construction, expansion, maintenance, or retrofitting projects that use our NobelClad products.  Similarly, any decrease in oil and gas well drilling activities will reduce the sales of our DynaEnergetics products.  The global general economic climate may lessen demand for our products and reduce our sales and results of operations.

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

Many of our operating subsidiaries conduct business in Euros or other foreign currency such as the Russian Ruble.  Sales made in currencies other than U.S. dollars accounted for 32%, 36%, and 39% of total sales for the years ended 2014, 2013, and 2012, respectively. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example DYNAenergetics KG’s functional currency is Euros, but its sales often occur in U.S. dollars.  Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency and the Russian Ruble due to our greenfield investment in Tyumen, Siberia.

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

In past years, the majority of NobelClad’s revenues have been derived from customers in the oil and gas, alternative energy, chemicals and petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration industries. Economic downturns in these industries could have a material adverse effect on our business, financial condition, and results of operations.

DynaEnergetics has customers throughout the world.    Economic or political instability in certain regions of the world where DynaEnergetics conducts a significant volume of its business, such as Russia and other oil-producing countries with unsettled economic or political situations, could have a material adverse effect on DynaEnergetics’ business and operating results.

Customers have the right to change orders until products are completed.

Customers have the right to change orders after they have been placed.  If orders are changed, the extra expenses associated with the change will be passed on to the customer.  However, because a change in an order may delay completion of the project, recognition of income for the project may also be delayed.

There is no assurance that we will continue to compete successfully against other clad and perforating companies.

Our explosion-welded clad products compete with explosion-welded clad products made by other manufacturers in the clad metal business located throughout the world and with clad products manufactured using other technologies. Our combined North American and European operations typically supply explosion-welded clad to the worldwide market. There is one other well-known explosion-welded clad supplier worldwide, a division of Asahi-Kasei Corporation of Japan. There are also a number of smaller companies worldwide with explosion-welded clad manufacturing capability, including several companies in China and in South Korea that appear to be growing significantly in their domestic market.  There are currently no other significant North American based explosion-welded clad suppliers. We focus strongly on reliability, product quality, on-time delivery performance, and low cost manufacturing to minimize the potential of future competitive threats.  However, there is no guarantee we will be able to maintain our competitive position.

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

We and all our activities in the United States are subject to federal, state and local environmental and safety laws and regulations, including but not limited to, noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations issued and laws enforced by the labor and employment departments of the U.S. and the states in which we conduct business, by the U.S. Department of Commerce, the U.S. Environmental Protection Agency, and by state and local health and safety agencies.  In Germany, we and all our activities are subject to various safety and environmental regulations of the federal state which are enforced by the local authorities, including the Federal Act on Emission Control (Bundesimmissionsschutzgesetz).  The Federal Act on Emission Control permits are held by companies jointly owned by DYNAenergetics and the other companies that are located at the Würgendorf and Troisdorf manufacturing sites and are for an indefinite period of time.  In France, we and all our activities are subject to state environmental and safety regulations established by various departments of the French Government, including the Ministry of Labor, the Ministry of Ecology and the Ministry of Industry, and to local environmental and safety regulations and administrative procedures established by DRIRE (Direction Régionale de l’Industrie, de la Recherche et de l’Environnement) and the Préfecture des Pyrénées Orientales.  In addition, our shooting operations in France may be particularly vulnerable to noise abatement regulations because these operations are primarily conducted outdoors. The Dillenburg, Germany facility is operated based on a mountain plan (“Bergplan”), which is a specific permit granted by the local mountain authority. This permit must be renewed every three years.

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

We are subject to extensive government regulation in the United States, Germany, France, Canada, Russia and Kazakhstan, including guidelines and regulations for the safe manufacture, handling, transport and storage of explosives issued by the U.S. Bureau of Alcohol, Tobacco and Firearms; the Federal Motor Carrier Safety Regulations set forth by the U.S. Department of Transportation; the Safety Library Publications of the Institute of Makers of Explosive; and similar guidelines of their European counterparts.  In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz).  In France, the manufacture and transportation of explosives is subcontracted to a third party which is responsible for compliance with regulations established by various State and local governmental agencies concerning the handling and transportation of explosives.  Our French operations could be adversely affected if the third party does not comply with these regulations.  We must comply with licensing and regulations for the purchase, transport, storage, manufacture, handling and use of explosives. In addition, while our shooting facilities in Tautavel, France are located outdoors, our shooting facilities located in Pennsylvania and in Dillenburg, Germany are located in mines, which subject us to certain regulations and oversight of governmental agencies that oversee mines.

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

We are subject to the risk of work stoppages and other labor relations matters, particularly in Germany and France, where some of our employees are unionized. We recently experienced a total of eleven days work stoppage at our facility in Rivesaltes, France related to the consolidated program of NobelClad's European explosion welding operations. The employees at our U.S. and Canadian facilities, where a significant portion of our products are manufactured, are not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations. Besides the work stoppage at our France facility previously mentioned, we have not experienced a strike or work stoppage at any other location in the last 3 years.  However, if a work stoppage occurs at one or more of our facilities, it may materially impair our ability to operate our business in the future.

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

We are parties to a syndicated credit agreement that, as of December 31, 2014, had an outstanding balance of approximately $22.8 million.  This credit agreement was amended and restated in February 2015. Our credit agreement includes various covenants and restrictions, certain of which relate to the incurrence of additional indebtedness; mortgaging and pledging or disposition of major assets.  We are also required to maintain certain financial ratios on a quarterly basis.  A breach of any of these covenants could result in acceleration of our obligations to repay our debt.  As of December 31, 2014, we were in compliance with all financial covenants and other provisions of the credit agreement and our other loan agreements.  However, our ability to comply with these covenants and ratios may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities.  It may be difficult to liquidate assets sufficient to immediately repay our outstanding indebtedness under our credit facility.

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

We have identified material weaknesses in our internal control over financial reporting related to the restatement of previously-issued financial statements. The material weakness could, if not remediated, result in additional material misstatements in our consolidated financial statements.

We have identified material material weaknesses in our internal control over financial reporting and have restated our previously-issued financial statements. These material weaknesses and the resulting restatement may affect investor confidence in the accuracy of our financial disclosures. Although we are working to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk of additional material weaknesses in the Company's internal control over financial reporting, which may also reduce investor confidence in the Company. For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures.”

ITEM 1B.                                       Unresolved Staff Comments

None.

ITEM 2.                                       Properties

Corporate Headquarters

Our corporate headquarters are located in Boulder, Colorado.  The term of the lease for the office space is through November 30, 2022.

NobelClad

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania.  We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and we also have license and risk allocation agreements relating to the use of a secondary shooting site that is located within a few miles of our Mount Braddock, Pennsylvania manufacturing facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock manufacturing facility. The lease for the Dunbar property will expire on December 15, 2015, but we have options to renew the lease which extend through December 15, 2029.  The license and risk allocation agreements will expire on December 31, 2018, but we have options to renew these agreements through December 31, 2028.  NobelClad has a manufacturing site in Würgendorf, Germany and a shooting site in Dillenburg, Germany.  Portions of these sites are leased and portions are owned.  The lease expiration date for our Würgendorf manufacturing site is August 31, 2016, but we have options to renew the lease through August 31, 2021 and the expiration date for our Dillenburg shooting site is August 31, 2016 and may be renewed.  In October 2014, NobelClad purchased a new manufacturing facility in Liebenscheid, Germany which we expect will be operational in the second quarter of 2015. NobelClad owns the land and the buildings housing its operations in Rivesaltes, France, and Tautavel, France (except for a small portion in Tautavel that is leased).  This lease expires on December 31, 2016, and may be extended.

DynaEnergetics

DynaEnergetics leases a manufacturing site and sales office in Troisdorf, Germany.  The lease expiration date for our Troisdorf manufacturing site is February 29, 2016 and for the sales office the lease expiration date is February 29, 2016.  DynaEnergetics leases office and warehouse space in various cities throughout Alberta, Canada and also leases bunkers for storage of its explosives in various locations throughout Alberta, Canada.  These agreements are on a month to month basis.  In the United States, DynaEnergetics owns manufacturing sites in Texas and leases office and warehouse space in various cities throughout Texas, as well as Lafayette, Louisiana and New Mexico.  We also lease storage bunkers in various locations in Texas, Arkansas, Louisiana and New Mexico which have month to month agreements.  We also lease office and warehouse space in Moscow, Russia and other various cities throughout Russia and office and warehouse space in Aktobe, Kazakhstan.

Below are charts summarizing our properties by segment, including their location, type, size, whether owned or leased and lease terms, if applicable.

Corporate Headquarters

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	14,630 sq. ft.	Leased	November 30, 2022

NobelClad

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania (a)	Clad Plate Manufacturing	48,000 sq. ft.	Owned
Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2015, with renewal options through December 15, 2029
Rivesaltes, France	Clad Plate Manufacturing	6.6 acres	Owned
Rivesaltes, France	Clad Plate Manufacturing, Sales and Administration Office	49,643 sq. ft.	Owned
Rivesaltes, France (b)	Clad Plate Manufacturing	Land around building: 61,354 sq. ft.	Leased	June 30, 2020, with renewal options
Rivesaltes, France (b)		Building: 11,302 sq. ft.	Leased
Tautavel, France	Clad Shooting Site	116 acres	109 acres owned, 7 acres leased	December 31, 2016, with renewal options
Dillenburg, Germany	Clad Plate Shooting Site	11.4 acres	Owned
		25,791 sq. ft.	Leased	August 31, 2016, with renewal options through August 31, 2021
Würgendorf, Germany (b)	Manufacturing	Land: 24.6 acres	Owned
		Shooting site: 56,038 sq. ft.	Leased	August 31, 2016, with renewal options
		Building: 34,251 sq. ft.	Owned
Würgendorf, Germany (b)	Sales and Administration Office	3,880 sq. ft.	Leased	March 31, 2016
Liebenscheid, Germany	Manufacturing	10.47 acres	Owned

DynaEnergetics

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	Manufacturing	263,201 sq. ft.	Leased	February 29, 2016, with renewal options through February 28, 2026
Troisdorf, Germany	Office	2,033 sq. ft.	Leased	February 29, 2016
Troisdorf, Germany	Office	6,135 sq. ft.	Leased	February 29, 2016
Edmonton, Alberta	Sales office and warehouse	24,000 sq. ft.	Leased	January 31, 2019
Edmonton, Alberta	Storage magazines	759 sq. ft.	Leased	Month to month agreement
Grande Prairie, Alberta	Sales office and warehouse	3,000 sq. ft.	Leased	December 31, 2015, with five year renewal options
Grande Prairie, Alberta	Storage magazines	144 sq. ft.	Leased	Month to month agreement
Lloydminster, Alberta (c)	Sales office and warehouse	5,460 sq. ft.	Leased	Month to month agreement
Lloydminster, Alberta (c)	Storage magazines	160 sq. ft.	Leased	Month to month agreement
Red Deer, Alberta	Sales office and warehouse	6,583 sq. ft.	Leased	October 31, 2016
Red Deer, Alberta	Storage magazines	168 sq. ft.	Leased	Month to month agreement
Bonnyville, Alberta	Sales office and warehouse	5,355 sq. ft.	Leased	April 30, 2019
Bonnyville, Alberta	Storage magazines	95 sq. ft.	Leased	April 30, 2015
Andrews, Texas	Office and warehouse	4,000 sq. ft.	Leased	December 31, 2016
Andrews, Texas	Land for magazines	600 sq. ft.	Leased	Month to month agreement
Austin, Texas	Office	2,400 sq. ft.	Leased	April 30, 2017
Lakeway, Texas	Office	5,412 sq. ft.	Leased	March 31, 2021
Blum, Texas	Office, warehouse, and manufacturing	16,800 sq. ft.	Owned
Blum, Texas	Land for magazines	206.3 acres	Owned
Bridgeport, Texas	Office and warehouse	4,000 sq. ft.	Leased	June 30, 2015
Bridgeport, Texas	Land for magazines	100 acres	Leased	Month to month agreement
Corpus Christi, Texas	Office and warehouse	6,000 sq. ft.	Leased	August 31, 2018
Rosharon, Texas	Office and warehouse	5,000 sq. ft.	Leased	August 31, 2015

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Rosharon, Texas	Land for magazines	.25 acres	Leased	August 31, 2015
Spicewood, Texas	Land for magazines	500 acres	Leased	December 31, 2015
Tyler, Texas	Office and warehouse	4,000 sq. ft.	Leased	Month to month agreement
Victoria, Texas	Office and warehouse	4,000 sq. ft.	Leased	June 30, 2015
Victoria, Texas	Storage magazine	4,000 sq. ft.	Leased	Month to month agreement
Whitney, Texas	Office, warehouse, and manufacturing	36,000 sq. ft.	Owned
East Camden, Arkansas	Storage magazine	6,000 sq. ft.	Leased	Month to month agreement
Lafayette, Louisiana	Office and warehouse	6,800 sq. ft.	Leased	Month to month agreement
Beaux Bridge, Louisiana	Storage magazine	600 sq. ft.	Leased	Month to month agreement
Hobbs, New Mexico (c)	Office and warehouse	5,000 sq. ft.	Leased	Month to month agreement
Hobbs, New Mexico (c)	Storage magazines	600 sq. ft.	Leased	Month to month agreement
Dunbar, Pennsylvania	Storage magazines	400 sq. ft.	Owned
Mt. Braddock, Pennsylvania	Storage magazines	120 sq. ft.	Owned
Neiva, Colombia	Warehouse	54 sq. ft.	Leased	Month to month agreement
Russia, Nizhnetavdinskiy District	Land	59.7 acres	Leased	October 10, 2015
		1.6 acres	Leased	August 8, 2016
Russia, Nizhnetavdinskiy District	Office	9,860 sq. ft.	Owned
Russia, Nizhnetavdinskiy District	Manufacturing	58,216 sq. ft.	Owned
Moscow, Russia	Sales office	939 sq. ft.	Leased	June 30, 2014, subject for prolongation every year
Chapaevsk, Russia	Warehouse	3,000 sq. ft.	Leased	December 31, 2015
Noyabrsk, Russia	Warehouse	3,229 sq. ft.	Leased	December 31, 2015
Nizhnevartovsk, Russia	Warehouse	7,750 sq. ft.	Leased	March 31, 2015
Sheremetyevo, Russia (Mezdunarodnoye Shosse 9)	Warehouse	Any shipped quantity of goods	Leased	Not limited
Aktobe, Kazakhstan	Sales Office	548 sq. ft.	Owned
Aktobe, Kazakhstan	Land (sales office)	0.09 acres	Owned
Aktobe, Kazakhstan	Storage	1,076 sq. ft.	Leased	Subject for prolongation every year

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Aktobe, Kazakhstan	Bunker	2,273 sq. ft.	Owned
Aktobe, Kazakhstan	Land	19.76 acres	Leased	Year 2050
Aktobe, Kazakhstan	Land (power line)	0.5 acres	Leased	Year 2050
(a) The Mt. Braddock, Pennsylvania location is also used as a distribution center for our DynaEnergetics business segment.

(b) In connection with the purchase of the manufacturing facility in Liebenschied, Germany, the manufacturing facility and sales and administration office in Würgendorf, Germany and the leased property in Tautevel, France were closed in the first quarter of 2015.

(c) Closed in January 2015.

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

2014	High	Low
First Quarter	$24.00	$18.61
Second Quarter	$22.97	$18.12
Third Quarter	$23.45	$18.65
Fourth Quarter	$19.11	$14.84

2013	High	Low
First Quarter	$18.87	$13.89
Second Quarter	$17.40	$15.19
Third Quarter	$24.09	$16.48
Fourth Quarter	$23.63	$20.91

As of March 13, 2015, there were approximately 298 holders of record of our common stock.

We declared and paid quarterly dividends aggregating $0.16 per share dividend in each of 2014 and 2013. We may pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.  Any determination to pay cash dividends will be at the discretion of the Board of Directors.

FINANCIAL PERFORMANCE

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2009, in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization.  Historical results are not necessarily indicative of future performance.

Total Return Analysis	12/31/09	12/31/10	12/30/11	12/31/12	12/31/13	12/31/14
Dynamic Materials Corp	$100	$112.57	$98.65	$69.33	$108.43	$79.9
Nasdaq Non-Financial Stocks	$100	$120.14	$124.54	$147.39	$201.81	$240.97
Nasdaq Composite (US)	$100	$117.55	$117.91	$137.29	$183.26	$206.09

ITEM 6.                  Selected Financial Data

The following information as of and for the years ended December 31, 2013, 2012, 2011 and 2010 has been restated to reflect adjustments to our previously issued financial statements as more fully described in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in Note 3 "Restatement of Previously-Issued Financial Statements" to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The 2010 selected financial data includes consolidation of the operating results of the two Russian joint ventures from the April 30, 2010, acquisition date, through December 31, 2010, and balance sheet information as of December 31, 2010.  The 2010 selected financial data also includes the operating results of DYNAenergetics US from the June 4, 2010, acquisition date, through December 31, 2010, and balance sheet information as of December 31, 2010.  The 2012 selected financial data includes the operating results of TRX from the January 3, 2012, acquisition date through December 31, 2012, and the balance sheet information as of December 31, 2012. All years presented reflect the classification of AMK into discontinued operations.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

	(Dollars in Thousands, Except Per Share Data)
	Year Ended December 31,
Statement of Operations	2014	2013	2012	2011	2010
		Restated	Restated	Restated	Restated
Net sales	$202,561	$202,060	$192,737	$198,981	$143,902
Gross profit	61,419	58,134	57,652	52,244	33,254
Cost and expenses	54,754	47,156	41,653	36,492	29,446
Restructuring expenses	6,781	—	—	—	—
Income from operations	6,665	10,978	15,999	15,752	3,808
Other income (expense), net	(826)	(1,169)	(851)	(1,409)	(402)
Income before income taxes, discontinued operations and non-controlling interest	5,839	9,809	15,148	14,343	3,406
Income tax provision (benefit)	3,913	3,736	5,316	4,075	(7)
Income from continuing operations	1,926	6,073	9,832	10,268	3,413
Income from discontinued operations	641	478	943	1,783	1,978
Net income (loss) attributable to non-controlling interest	—	92	(2)	(50)	(10)
Net income attributable to Dynamic Materials Corporation	$2,567	$6,459	$10,777	$12,101	$5,401
Net income per share - Basic:
Continuing operations	$0.13	$0.44	$0.73	$0.78	$0.26
Discontinued operations	$0.05	$0.03	$0.07	$0.13	$0.15
Net income	$0.18	$0.47	$0.80	$0.91	$0.41
Net income per share - Diluted:
Continuing operations	$0.13	$0.44	$0.73	$0.78	$0.26
Discontinued operations	$0.05	$0.03	$0.07	$0.13	$0.15
Net income	$0.18	$0.47	$0.80	$0.91	$0.41

Dividends Declared per Common Share	$0.16	$0.16	$0.16	$0.16	$0.16

Financial Position
Total assets	219,329	240,545	235,206	213,574	201,470
Long-term debt	22,782	26,400	37,853	26,650	14,734

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data included elsewhere in this annual report.

Unless stated otherwise, all dollar figures in this discussion are presented in thousands (000s).

Executive Overview

Our business is organized into two segments:  NobelClad and DynaEnergetics.  Prior to 2014, we were organized into three segments. At the beginning of 2014 management approved a change in operating structure whereby AMK would operate within and be managed as part of the Oilfield Products business segment. Consequently, we combined AMK and DynaEnergetics into one reportable business segment, Oilfield Products. AMK represented 3% of segment assets, 4% of consolidated sales and 2% of segment operating income as of and for the year then ended December 31, 2013. All prior periods segment disclosures have been restated to conform to the 2014 presentation.

On October 1, 2014 we completed the sale of our AMK business. We have reflected the results of AMK as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, historical consolidated statements of operations included in the Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation.

On October 23, 2014, we signed an agreement to purchase a manufacturing facility in the Siegerland region of Germany for €10,528.  The facility will significantly enhance NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  We expect the plant will be operational in the second quarter of 2015.

On October 27, 2014, management announced a plan to restructure its NobelClad European operations. Clad metal plate production will be shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site will be closed and its workers will be transferred to the new facility. In the fourth quarter of 2014, we incurred restructuring charges related this plan of $6,781. The restructuring charges included severance of $2,466, non-cash impairment charges of $3,946 associated with the Wurgendorf facility and leasehold improvements at a leased facility in France, both of which are being closed under the consolidation program, and other exit costs of $369. We expect to incur additional restructuring charges of approximately $1,000 primarily related to equipment relocation in the first quarter of 2015.

In 2014, NobelClad accounted for 48% of our net sales and 13% of our income from operations before consideration of unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments.  DynaEnergetics accounted for 52% and 87% of our 2014 net sales and income from operations, respectively. In 2013 and 2012, NobelClad accounted for 59% and 60% of our net sales, respectively, and 79% and 73%, respectively, of income from operations before unallocated corporate expenses and stock-based compensation expense. In 2013 and 2012, DynaEnergetics accounted for 41% and 40% of our net sales, respectively, and 21% and 27%, respectively, of income from operations before unallocated corporate expenses and stock-based compensation expense.

Our 2014 net sales increased by $501, or 0.2%, compared to 2013 net sales.  Sales increased $21,802 (26.1%) in our DynaEnergetics segment and decreased $21,301 (18.0%) in our NobelClad segment. Excluding the impact of restructuring expenses in 2014 of $6,781, our consolidated income from operations increased to $13,446 in 2014 compared to $10,978 in 2013. The $2,468 improvement in consolidated income from operations was due to a $9,973 increase in DynaEnergetics operating income and a $649 decrease in aggregate unallocated corporate expenses and stock-based compensation, offset by a $8,154 decline in NobelClad's operating income. The decrease in corporate expenses was driven by $2,965 of non-recurring expenses in the first quarter of 2013 associated with management retirements. Consolidated operating income for 2014 and 2013 includes amortization expense of $6,103 and $6,348, respectively. Net income was $2,567 for 2014 compared to net income of $6,459 for 2013.

Restatement of Previously-Issued Financial Statements

On March 5, 2015, we concluded to restate our financial statements and related disclosures to correct non-cash errors reported in our historical consolidated financial statements related to income tax expense and related deferred tax assets and liabilities at our business entities in Germany as well as other adjustments, which were immaterial. The effects of the restatement are reflected in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and no prior disclosures were modified or updated except those required to reflect the effects of the restatement. See the Explanatory Note included in the front section of the annual report on Form 10-K and Note 3 "Restatement of Previously-Issued Financial Statements” contained in the Notes to Financial Statements for more information regarding the restatement and changes to previously issued financial statements.

The errors arose from incorrect income tax accounting at our operations in Germany. In November 15, 2007 we acquired DynaEnergetics under Holding Co, a newly created German subsidiary. Subsequent to the acquisition we recognized income tax expense or benefits for German federal and local income tax purposes and paid cash taxes accordingly. However, we incorrectly had been deferring the recognition of the income tax expense or benefit in our calculation of net income for purposes of U.S. GAAP reporting.

The non-cash impact of the restatement and other adjustments decreased income from continuing operations by $1,036 in 2013 and $919 in 2012. The cumulative effect of the errors increased shareholders’ equity by $237 as of December 31, 2013. The restatement only impacted the income tax provision (benefit) line item in our consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively. The restatement had no impact on the Company’s revenues, do not affect the Company’s cash balances and have no effect on the Company’s future operations.

We have not amended our previously-filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the periods affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Form 10-K, and the financial statements and related financial information contained in such previously-filed reports should no longer be relied upon.

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

A significant portion of our revenue is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing aggressively on the basis of price

Gross profit and cost of products sold

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

NobelClad Backlog

We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. Our NobelClad backlog increased to $41,244 at December 31, 2014 from $36,930 at December 31, 2013.

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

Year ended December 31, 2014 compared to Year Ended December 31, 2013

Net sales

	2014	2013	Change	Percentage Change
Net sales	$202,561	$202,060	$501	0.2%

Net sales for 2014 increased 0.2% to $202,561 from $202,060 in 2013.

NobelClad sales decreased 18.0% to $97,108 in 2014 (48% of total sales) from $118,409 in 2013 (59% of total sales).  The decrease in Nobelclad sales this period relates primarily to the lower backlog and timing of shipments out of backlog.

DynaEnergetics contributed $105,453 to sales in 2014 (52% of total sales) compared to $83,651 in 2013 (41% of total sales), which represents a sales increase of 26.1%.  The increase in Oilfield products sales was driven by increased demand and favorable product and customer mix primarily from sales of our DynaSelect selective perforating detonator switch.

Gross profit

	2014	2013	Change	Percentage Change
Gross profit	$61,419	$58,134	$3,285	5.7%
Consolidated gross profit margin rate	30.3%	28.8%

Gross profit increased by 5.7% to $61,419 in 2014 from $58,134 in 2013.  Our 2014 consolidated gross profit margin rate increased to 30.3% from 28.8% in 2013 primarily from a higher proportion of sales in DynaEnergetics, which has higher gross profit margins than NobelClad.

NobelClad's gross profit margin decreased from 25.4% in 2013 to 22.3% in 2014. The decrease in gross margin rate relates principally to lower sales volume and unfavorable manufacturing overhead absorption compared with 2013.

DynaEnergetics' gross profit margin increased to 38.0% in 2014 from 33.9% in 2013. The full year gross profit margin improved due to favorable price and mix including DynaSelect sales.

General and administrative expenses

	2014	2013	Change	Percentage Change
General and administrative expenses	$23,766	$24,672	$(906)	(3.7)%
Percentage of net sales	11.7%	12.2%

General and administrative expenses decreased by $906, or 3.7%, to $23,766 in 2014 from $24,672 in 2012.  Excluding the impacts in 2013 of $2,965 in non-recurring expenses associated with management retirements and a $756 asset impairment charge related to an information system project in Russia, our general and administrative expenses increased by $2,815 or 13.4% from an aggregate increase in salaries, benefits and payroll taxes of $1,093, a $976 increase in stock-based compensation expense and a $327 increase in professional services. The increases were driven by year-over-year headcount additions to support business development initiatives, corporate branding and recruiting expenses. Excluding the impact of non-recurring management retirement and asset impairment expenses, general and administrative expenses, as a percentage of net sales, increased to 11.7% in 2014 from 10.4% in 2013.

Selling and distribution expenses

	2014	2013	Change	Percentage Change
Selling and distribution expenses	$18,104	$16,136	$1,968	12.2%
Percentage of net sales	8.9%	8.0%

Selling and distribution expenses increased by 12.2% to $18,104 in 2014 from $16,136 in 2013.  The increase was primarily due to a $1,000 aggregate increase in salaries, benefits and payroll taxes, a $436 increase in bad debt expense mostly from favorable adjustments in the third quarter of 2013 and an increase of $100 in stock-based compensation expense. As a percentage of net sales, selling and distribution expenses increased to 8.9% in 2014 compared to 8.0% in 2013.

Our 2014 consolidated selling and distribution expenses include $5,928 and $11,892 for our NobelClad and DynaEnergetics business segments, respectively. Our 2013 consolidated selling and distribution expenses include $5,574 and $10,378 for our NobelClad and DynaEnergetics business segments, respectively. The higher level of selling and distribution expenses for our DynaEnergetics segment relative to its contribution to our consolidated net sales reflects the strategy, particularly in North America, maintaining a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

	2014	2013	Change	Percentage Change
Amortization of purchased intangible assets	$6,103	$6,348	$(245)	(3.9)%
Percentage of net sales	3.0%	3.1%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior years acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX, all part of our DynaEnergetics business segment.  The $245 decrease in 2014 amortization expenses reflects the impact of foreign currency translation effects and a slight decrease in Q4 2014 amortization expense associated with the DYNAenergetics acquisition based on the amortization schedule. Amortization expense for 2014 includes $4,777, $1,135, and $191 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for 2013 includes $5,021, $1,136, and $191 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense (as measured in Euros) associated with the DYNAenergetics acquisition and the acquisition of the two Russian joint ventures is expected to approximate €2,235 and €145, respectively, in 2015.  Our 2015 amortization expense associated with the Austin Explosives acquisition and the acquisition of TRX is expected to approximate $435 and $895, respectively, and  our 2015 amortization expense (as measured in Canadian dollars) associated with the LRI acquisition is expected to approximate 80 CAD.

Restructuring expenses

	2014	2013	Change	Percentage Change
Restructuring expenses	$6,781	$—	$6,781	N/A

Restructuring expenses relate to our decision in the fourth quarter of 2014 to consolidate our NobelClad European operations. Clad metal plate production will be shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to a new manufacturing facility in Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site will be closed and its workers will be transferred to the new facility. The restructuring charges of $6,781 included severance of $2,466, non-cash impairment charges of $3,946 associated with the Wurgendorf facility and leasehold improvements at a leased facility in France, both of which are being closed under the consolidation program, and other exit costs of $369.

Operating income

	2014	2013	Change	Percentage Change
Operating income	$6,665	$10,978	$(4,313)	(39.3)%

Income from operations (“operating income”) decreased by 39.3% to $6,665 in 2014 from $10,978 in 2013. Excluding the impact of restructuring expenses, our consolidated operating income for 2014 was $13,446, an increase of $2,468 or 22.5% over 2013. The above consolidated operating income totals for 2014 and 2013 include $6,381 and $7,217, respectively, of unallocated corporate expenses and $3,588 and $3,401, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the below 2014 and 2013 operating income totals for NobelClad and DynaEnergetics.

The increase (after excluding restructuring) in our consolidated operating income for 2014 reflects an increase in operating income for our DynaEnergetics segment of $9,973 and a decrease in unallocated corporate expenses of $836, which were partially offset by a decrease of $8,154 in the operating income reported by our NobelClad segment and an increase of $187 in stock-based compensation. The aggregate net decrease of $649 in unallocated corporate expenses and stock-based compensation expense primarily relates to the $2,965 of non-recurring expenses in the first quarter 2013 associated with management retirements.

NobelClad reported operating income of $2,155 for 2014 compared to $17,090 for 2013. Excluding the impact of $6,781 in restructuring expenses, NobelClad reported operating income of $8,936 in 2014. Operating results of NobelClad for 2014 and 2013 include $1,927 and $2,121, respectively, of amortization expense of purchased intangible assets. The decrease in operating income for 2014 was attributable to lower sales and related unfavorable manufacturing overhead absorption discussed above.

DynaEnergetics' operating income of $14,479 in 2014 compared to $4,506 for 2013. Operating results of DynaEnergetics for 2014 and 2013 include $4,176 and $4,227, respectively, of amortization expense of purchased intangible assets. The increase in operating income for 2014 was largely attributable to the improved sales volumes and gross margin percentages as discussed above.

Other income (expense), net

	2014	2013	Change	Percentage Change
Other income (expense), net	$(313)	$(528)	$215	(40.7)%

We reported net other expense of $313 in 2014 compared to net other expense of $528 in 2013.  Our 2014 net other income includes net realized and unrealized foreign exchange losses of $451 and net other income items aggregating $138.  Our 2013 net other income includes net realized and unrealized foreign exchange losses of $836 and net other income items aggregating $308.

Interest income (expense), net

	2014	2013	Change	Percentage Change
Interest income (expense), net	$(513)	$(641)	$128	(20.0)%

We recorded net interest expense of $513 in 2014 compared to net interest expense of $641 in 2013.  The small decrease reflects lower average outstanding borrowings in the first quarter of 2014 as interest rates remained relatively stable.

Income tax provision

	2014	2013	Change	Percentage Change
		Restated
Income tax provision	$3,913	$3,736	$177	4.7%
Effective tax rate	67.0%	38.1%

See Note 3 “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

We recorded an income tax provision of $3,913 in 2014 compared with $3,736 in 2013. Our 2014 effective tax rate of 67% includes valuation allowances of $3,737 recorded in the second half of 2014 as described below, partially offset by favorable changes in tax law of $1,376. Our 2013 effective tax rate was 38.1%. Our consolidated income tax provision for 2014 and 2013 included $1,098 and $810, respectively, related to U.S. taxes, with the remainder relating to net foreign tax provisions of $2,815 in 2014 and $2,926 in 2013, respectively, associated with our foreign operations and holding companies.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective negative evidence to be evaluated in this assessment is whether there is a three-year cumulative loss incurred in jurisdictions where there are deferred tax assets. We have incurred a three-year cumulative loss in two foreign jurisdiction resulting in local tax loss carryforwards. We also have tax loss carryforwards in another jurisdiction that we do not believe will be realized. As a result, we recorded a valuation allowance against the corresponding net deferred tax assets in the third and fourth quarters of 2014. The amount of the deferred tax assets considered realizable, however, could be adjusted during the carryforward period if positive evidence such as current and expected future taxable income outweighs negative evidence.

In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $908 tax benefit was recognized in the first quarter of 2013. During the second quarter of 2013, we recorded a one-time tax expense of $812 associated with a German tax audit settlement.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. Fluctuations in our consolidated effective tax rate primarily reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

Discontinued Operations

	2014	2013	Change	Percentage Change
Income from operations of discontinued operations, net of tax	$641	$478	$163	34.1%

On October 1, 2014 we completed the sale of our AMK business. The net proceeds were $6,830, after final purchase price adjustments, and and the purchase was financed through $4,330 in cash consideration and the issuance of a $2,500 90-day secured promissory note to the Company which was paid in full by December 31, 2014. The excess of the selling price over the carrying value of $1,476 was recorded in our Statement of Operations in the fourth quarter 2014.

AMK's net sales were $4,540 and $7,513 in 2014 and 2013, respectively. AMK had a loss from discontinued operations of $77, net of tax of $1 for 2014 compared to income from discontinued operations of $478, net of tax of $241 for 2013. In 2014 we recorded a gain on the sale of AMK of $718, net of tax of $758.

Adjusted EBITDA

	2014	2013	Change	Percentage Change
Adjusted EBITDA	$30,188	$26,555	$3,633	13.7%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance. Our aggregate depreciation, amortization of purchased intangible assets, restructuring charges and stock-based compensation expense for 2014 and 2013 was $23,523 and $15,669, respectively. These aggregate charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our two business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  In addition, during 2014, our management incentive awards were based, in part, upon the amount of EBITDA achieved during the year. A portion of the equity incentive awards granted in 2014 to our named executive officers will be based on the amount of Adjusted EBITDA achieved in 2014 and 2015. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	2014	2013
		Restated
Net income attributable to DMC	2,567	6,459
Income from discontinued operations	(641)	(478)
Interest expense	551	648
Interest income	(38)	(7)
Provision for income taxes	3,913	3,736
Depreciation	7,051	5,920
Amortization of purchased intangible assets	6,103	6,348
EBITDA	19,506	22,626
Restructuring charges	6,781	—
Stock-based compensation	3,588	3,401
Other (income) expense, net	313	528
Adjusted EBITDA	30,188	26,555

Adjusted EBITDA increased 13.7% to $30,188 in 2014 from $26,555 in 2013 primarily due to the $2,965 management retirement expenses in 2013.

Year ended December 31, 2013 compared to Year Ended December 31, 2012

Net sales

	2013	2012	Change	Percentage Change
Net sales	$202,060	$192,737	$9,323	4.8%

Net sales for 2013 increased 4.8% to $202,060 from $192,737 in 2012. This $9,323 sales increase includes a favorable foreign exchange translation adjustment of $3,070 that relates principally to the strengthening of the Euro against the U.S. dollar during 2013. Excluding the impact of this foreign exchange adjustment, the increase in our 2013 consolidated net sales was 3.2%.

NobelClad sales increased 2.7% to $118,409 in 2013 (59% of total sales) from $115,333 in 2012 (60% of total sales).  The $3,076 increase in year-to-year NobelClad reflects the change in our beginning of the year backlog, which increased to $46,398 at December 31, 2012 from $44,564 at December 31, 2011, a favorable foreign exchange translation adjustment of $1,595, and the impact of timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders.

DynaEnergetics contributed $83,651 to sales in 2013 (41% of total sales) compared to $77,404 in 2012 (40% of total sales), which represents a sales increase of 8.1%.  Since average North American rig count in the oil and gas industry was relatively flat during 2013 and 2012, the sales increase is largely attributable to geographical expansion initiatives, favorable changes in product/customer mix and a favorable foreign exchange translation adjustment of $1,475.

Gross profit

	2013	2012	Change	Percentage Change
Gross profit	$58,134	$57,652	$482	0.8%
Consolidated gross profit margin rate	28.8%	29.9%

Gross profit increased by 0.8% to $58,134 in 2013 from $57,652 in 2012.  Our 2013 consolidated gross profit margin rate decreased to 28.8% from 29.9% in 2012.

The gross profit margin for NobelClad decreased from 27.0% in 2012 to 25.4% in 2013.  The decrease relates principally to changes in 2013 product mix as compared to 2012. As has been the case historically, we expect to see continued fluctuations in NobelClad's quarterly gross margin rates in the future that result from fluctuations in quarterly sales volume and changes in product/customer mix.

DynaEnergetics’ gross margin decreased to 33.9% in 2013 from 34.7% in 2012. After performing a comprehensive review of DynaEnergetics inventories during 2013 to identify potentially excess, slow moving and obsolete inventory items, we determined that a change in our estimate of reserve requirements was required and recorded a year-to-year increase of $1,800 (2.2% of sales) in our provision for excess, slow-moving and obsolete inventory. Excluding the negative impact of this increased inventory provision, the DynaEnergetics' gross margin would have improved to 36.1% in 2013 from 34.7% in 2012 as result of favorable changes in product/customer mix.

General and administrative expenses

	2013	2012	Change	Percentage Change
General and administrative expenses	$24,672	$18,489	$6,183	33.4%
Percentage of net sales	12.2%	9.6%

General and administrative expenses increased by $6,183, or 33.4%, to $24,672 in 2013 from $18,489 in 2012.  Excluding the impacts of $2,965 in non-recurring expenses associated with management retirements and a $756 asset impairment charge related to an information system project in Russia, our general and administrative increased $2,462 or 13.3%. This increase includes an aggregate increase of $797 in salaries, benefits and payroll taxes, an increase of $1,212 in consulting/professional service expenses, including $439 for our re-branding project, an increase of $457 in business travel expenses, an increase of $348 in other personnel costs (principally recruiting and relocation), and a net decrease of $352 in all other expense categories. Excluding the impact of non-recurring management retirement and asset impairment expenses, general and administrative expenses, as a percentage of net sales, increased to 10.4% in 2013 from 9.6% in 2012.

Selling and distribution expenses

	2013	2012	Change	Percentage Change
Selling and distribution expenses	$16,136	$16,954	$(818)	(4.8)%
Percentage of net sales	8.0%	8.8%

Selling and distribution expenses decreased by 4.8% to $16,136 in 2013 from $16,954 in 2012.  This decrease in our selling and distribution expenses includes decreases in stock-based compensation and commissions of $917 and $175, respectively, which were offset by increases in salaries, benefits and payroll taxes of $222 and a net increase of $52 in all other expense categories. The large decrease in 2013 stock-based compensation expense relates principally to the December 31, 2012 retirement of a senior sales executive for whom $860 of stock-based compensation expense was recognized in 2012. As a percentage of net sales, selling and distribution expenses decreased to 8.0% in 2013 compared to 8.8% in 2012.

Our 2013 consolidated selling and distribution expenses include $5,574 and $10,378 for our NobelClad and DynaEnergetics business segments, respectively. Our 2012 consolidated selling and distribution expenses include $6,795 and $9,058 for our NobelClad and DynaEnergetics business segments, respectively. The higher level of selling and distribution expenses for our DynaEnergetics segment relative to its contribution to our consolidated net sales reflects the need, particularly in North America, to maintain a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expenses

	2013	2012	Change	Percentage Change
Amortization of purchased intangible assets	$6,348	$6,210	$138	2.2%
Percentage of net sales	3.1%	3.2%

Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior years acquisitions of DYNAenergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX, all part of our DynaEnergetics business segment.  The $138 increase in 2013 amortization expenses reflects the impact of foreign currency translation effects. Amortization expense for 2013 includes $5,021, $1,136, and $191 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for 2012 includes $4,924, $1,101, and $185 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Operating income

	2013	2012	Change	Percentage Change
Operating income	$10,978	$15,999	$(5,021)	(31.4)%

Income from operations (“operating income”) decreased by 31.4% to $10,978 in 2013 from $15,999 in 2012. The above consolidated operating income totals for 2013 and 2012 include $7,217 and $3,565, respectively, of unallocated corporate expenses and $3,401 and $4,443, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the below 2013 and 2012 operating income totals for NobelClad and DynaEnergetics.

The $5,021 decrease in our consolidated operating income for 2013 reflects a decrease of $2,411 in the aggregate operating income reported by our two business segments, an increase in unallocated corporate expenses of $3,652, and a decrease in stock-based compensation expense of $1,042. The aggregate net increase of $2,610 in unallocated corporate expenses and stock-based compensation expense includes $2,965 of non-recurring expenses associated with management retirements, the majority of which relates to the March 1, 2013 retirement of Yvon Cariou, our former President and Chief Executive Officer, who was succeeded in this position by Kevin Longe, our former Chief Operating Officer who joined the Company in July 2012.

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

DynaEnergetics reported operating income of $4,506 in 2013 compared to operating income of $6,568 in 2012.  The $2,062 decrease in operating income for our DynaEnergetics segment reflects a $1,522 increase in gross profit that was more than offset by a $3,584, or 17.7%, increase in total operating expenses. While DynaEnergetics reported a 2013 sales increase of $6,247, or 8.1%, the gross profit increase was limited to $1,522 (an incremental gross margin rate of 24.4%) due principally to the $1,800 increase in the provision for excess, slow-moving and obsolete inventory that DynaEnergetics recorded in 2013 as further discussed above. Operating results of DynaEnergetics for 2013 and 2012 include $4,227 and $4,156, respectively, of amortization expense of purchased intangible assets.

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

Income tax provision

	2013	2012	Change	Percentage Change
	Restated	Restated
Income tax provision	$3,736	$5,316	$(1,580)	(29.7)%
Effective tax rate	38.1%	35.1%

See Note 3 “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

We recorded an income tax provision of $3,736 in 2013 compared to $5,316 in 2012.  Our 2013 effective tax rate increased to 38.1% from 35.1% in 2012.  Our consolidated income tax provision for 2013 and 2012 included $810 and $3,365, respectively, related to U.S. taxes, with the remainder relating to net foreign tax provisions of $2,926 in 2013 and $1,951 in 2012, respectively, associated with our foreign operations and holding companies.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. In January 2013, the United States Congress authorized, and the President signed into law, changes to the U. S. income tax laws which were retroactive to January 1, 2012. However, since these changes were enacted in 2013, the financial statement benefit of such legislation could not be reflected until the first quarter of 2013. The $908 tax benefit that we recognized in 2013 had a significant favorable impact on full year effective tax rate. During 2013, we also recorded a one-time tax expense of $812 associated with a German tax audit settlement as further discussed below. Year-to-year fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

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

Discontinued Operations

	2013	2012	Change	Percentage Change
Income from operations of discontinued operations, net of tax	$478	$943	$(465)	(49.3)%

On October 1, 2014, DMC completed the sale of its AMK business. Net sales for AMK was $7,513 in 2013 compared to $8,830 in 2012. AMK had income from discontinued operations of $478, net of tax of $241 in 2013 compared to income from discontinued operations of $943, net of tax of $461 in 2012.

Adjusted EBITDA

	2013	2012	Change	Percentage Change
Adjusted EBITDA	$26,555	$31,672	$(5,117)	(16.2)%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance. Our aggregate non-cash depreciation, amortization of purchased intangible assets and stock-based compensation expense for 2013 and 2012 was $15,669 and $15,671, respectively. These aggregate non-cash charges represent a significant percentage of the consolidated operating income that we reported for these periods. We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our three business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  In addition, during 2013 and 2014, our management incentive awards will be based, in part, upon the amount of EBITDA achieved during the year. A portion of the equity incentive awards granted in 2014 to our named executive officers will be earned based on the amount of Adjusted EBITDA achieved in 2014 and 2015. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	2013	2012
	Restated	Restated
Net income attributable to DMC	6,459	10,777
Income from discontinued operations	(478)	(943)
Interest expense	648	832
Interest income	(7)	(13)
Provision for income taxes	3,736	5,316
Depreciation	5,920	5,018
Amortization of purchased intangible assets	6,348	6,210
EBITDA	22,626	27,197
Stock-based compensation	3,401	4,443
Other (income) expense, net	528	32
Adjusted EBITDA	26,555	31,672

Adjusted EBITDA decreased 16.2% to $26,555 in 2013 from $31,672 in 2012 primarily due to the decrease in operating income of $5,021 as discussed above.

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

Debt facilities

On December 21, 2011, we entered into a five-year syndicated credit agreement, which provided revolving loan availability of $36,000, 16,000 Euros and 1,500 Canadian dollars through a syndicate of four banks. As described further in Note 14 "Subsequent Events" to our consolidated financial statements below in this annual report, on February 23, 2015, we entered into a five year $150,000 syndicated credit facility which amended and replaced our 2011 syndicated credit facility. We also maintain a line of credit with a German bank for certain DYNAenergetics operations. This line of credit provides a borrowing capacity of 4,000 Euros.

As of December 31, 2014, U.S. dollar revolving loans of $19,500 and Euro revolving loans of $3,282 (converted at the December 31, 2014 exchange rate) were outstanding under our 2011 syndicated credit agreement.  While we had approximately $37,598 of unutilized revolving credit loan capacity as of December 31, 2014 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our 2011 syndicated credit agreement, the leverage ratio and fixed charge coverage ratio requirements.  The leverage ratio is defined in the 2011 credit agreement as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary non-recurring charges, and other non-cash charges for the previous twelve months.  For the years ended December 31, 2014 and 2013, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of December 31, 2014, the maximum leverage ratio permitted by our credit facility was 2.0 to 1.0. The actual leverage ratio as of December 31, 2014 was .76 to 1.0. The maximum leverage ratio permitted as of March 31, June 30, September 30 and December 31, 2015 is 2.0 to 1.0.

The fixed charge ratio, as defined in the 2011 credit agreement, means, for any period, the ratio of Consolidated EBITDA to Fixed Charges.  Consolidated EBITDA is defined above and Fixed Charges equals the sum of cash interest expense, cash dividends, cash income taxes and an amount equal to 75% of depreciation expense.  For the trailing twelve months ended December 31, 2014, the minimum fixed charge ratio permitted by our credit facility was 2.0 to 1.0. The actual fixed charge ratio for the trailing twelve months ended December 31, 2014 was 2.54 to 1.0. The minimum fixed charge coverage ratio permitted for the twelve month periods ending March 31, June 30, September 30 and December 31, 2015 is 2.0 to 1.0.

Our 2015 credit facility contains financial and other covenants similar to those contained in the 2011 syndicated credit agreement. The 2015 credit facility provides that our leverage ratio that shall not exceed 3.0 to 1.0 and that we maintain a minimum debt service coverage ratio of not less than 1.35 to 1.0.

Our existing loan agreements, including the new syndicated credit agreement we entered into in February 2015, include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of December 31, 2014, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2014:

	Payment Due by Period As of December 31, 2014
	Less than			More than
Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations (1)	1,880	2,334	1,360	940	6,514
License agreements obligations (2)	398	796	398	—	1,592
Purchase obligations (3)	16,779	—	—	—	16,779
Total	$19,057	$3,130	$1,758	$940	$24,885

(1)  The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2014.  Our operating lease obligations are described in Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

(2)  The license agreements obligations presented reflect future minimum payments due under non-cancelable portions of our agreements as of December 31, 2014.  Our license agreements obligations are described in Note 9 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

(3)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in accompanying Consolidated Balance Sheets.

As of December 31, 2014, we have $19,500 of outstanding borrowings under our U.S. dollar revolving line of credit and $3,282 of outstanding borrowings under our EUR revolving line of credit at then current interest rates of 1.42% and 1.27%, respectively. For more information about our debt obligations, see Note 5 " Debt" and Note 14 "Subsequent Events" to our consolidated financial statements below in this annual report.

Cash flows from operating activities

Net cash provided by operating activities was $23,313 in 2014 which consisted of net cash flows provided by continuing operations of $23,074 and net cash flows provided by discontinued operations of $239. This compares to net cash provided by operating activities of $32,016 for 2013 which consisted of net cash flows provided by continuing operations of $30,239 and net cash flows provided by discontinued operations of $1,777. The year-over-year decline of continuing operations operating cash flow of $7,165 was driven by a $9,883 increase in net working capital. We experienced unfavorable net working capital changes of $1,773 in 2014 compared to favorable changes in net working capital of $8,110 in 2013. Favorable changes in our 2014 net working capital included increases in customer advances and accrued expenses and other liabilities of $2,782 and $3,267, respectively, which were outweighed by increases of $3,459, $3,004 and $427 in inventory, prepaid expenses and accounts receivable, respectively, and a decrease in accounts payable of $932. The increases in net working capital were driven by higher sales in DynaEnergetics, timing of accounts payable and prepayment for raw materials with long lead times but favorable pricing.

 Net cash flows provided by operating activities was $32,016 in 2013 which consisted of net cash flows provided by continuing operations of $30,239 and net cash flows provided by discontinued operations of $1,777. Net cash flows provided by continuing operations increased by $10,775 over 2012, reflecting a $4,224 decrease in net income that was offset by favorable changes in net working capital of $13,803 and favorable changes in non-cash adjustments aggregating $1,196. We experienced net favorable changes in net working capital of $8,110 in 2013 compared to unfavorable changes in net working capital of $5,693 in 2012. Favorable changes in our 2013 net working capital included a decrease in inventories $6,750 and increases of $2,228 and $1,588 in accounts payable and accrued expenses and other liabilities, respectively. These favorable changes were partly offset by an increase in accounts receivable of $2,185 and decrease of $360 in customer advances. The large decrease in inventories reflects our focused efforts during 2013 to reduce overall inventory levels in our DynaEnergetics business, particularly within the North American distribution system. All other changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

Net cash flows provided by operating activities was $20,556 in 2012 which consisted of net cash flows provided by continuing operations of $19,464 and net cash flows provided by discontinued operations of $1,092. Net cash flows provided by continuing operations increased by $12,717 over 2011, reflecting a $1,276 decrease in net income that was offset by favorable changes in net working capital of $9,878, and favorable changes in non-cash adjustments aggregating $4,115. While we experienced unfavorable changes to net working capital in both 2012 and 2011, the unfavorable change in net working capital was reduced to $5,693 in 2012 from $15,571 in 2011. Unfavorable changes in our 2012 working capital included an increase in inventories $2,380 and decreases of $3,616, $556 and $409 in accounts payable, customer advances and accrued expenses and other liabilities, respectively. These unfavorable changes were partly offset by decreases in accounts receivable and prepaid expenses of $717 and $551, respectively. All of foregoing changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

Cash flows from investing activities

Net cash flows used in investing activities in 2014 totaled $13,383 which consisted of cash flows used in investing activities of continuing operations of $13,263 and $120 of net cash flows used in investing activities of discontinued operations. Net cash flows used in investing activities of continuing operations consisted of capital expenditures of $21,403 which includes $13,140 for the purchase of the new German facility and $4,782 for our greenfield investment in Russia to expand capacity in DynaEnergetics and net proceeds of $6,830 on the sale of AMK.

Net cash flows used in investing activities in 2013 totaled $18,240 which consisted of net cash flows used in investing activities of continuing operations of $16,892 and $1,348 of net cash flows used in investing activities of discontinued operations. Net cash flows of investing activities of continuing operations consisted almost entirely of capital expenditures. Our capital expenditures included $9,159 for our greenfield projects in Russia and North America.

Net cash flows used in investing activities in 2012 totaled $26,165 which consisted of net cash flows used in investing activities of continuing operations of $25,651 and $514 of net cash flows used in investing activities of discontinued operations. Net cash flows of investing activities of continuing operations included $15,133 of capital expenditures and our $10,294 cash investment in TRX. Our capital expenditures in 2012 included $6,830 for our greenfield projects in Russia and North America and $2,300 on implementing a new ERP system for our NobelClad U.S. entity.

Cash flows from financing activities

Net cash flows used in financing activities for 2014 totaled $7,854, which included net repayments on bank lines of credit of $6,069 and payment of quarterly dividends of $2,226.

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

Revenue recognition

Sales of clad metal products are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Products related to the DynaEnergetics segment, which include detonating cords, detonators, bi-directional boosters and shaped charges, as well as, seismic related explosives and accessories, are standard in nature.  In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  Revenue from sales of consigned inventory is recognized upon the use of the product by the consignee or according to the terms of the contract.

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

Asset impairments

Finite-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We compare the expected undiscounted future operating cash flows associated with these finite-lived assets to their respective carrying values to determine if they are fully recoverable when indicators of impairment are present. If the expected future operating cash flows of an asset are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when carrying value exceeds fair value. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. The carrying value of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, and a significant change in legal factors or in the business climate that could affect the value of the asset.

Our reporting units for goodwill impairment testing are currently the same as our reportable business segments: NobelClad and DynaEnergetics. Each business segment represents separately managed strategic business units and our chief operating decision maker reviews financial results and evaluates operating performance at this level.

Goodwill impairment testing is performed annually as of December 31 for our NobelClad and DynaEnergetics reporting units. We utilize an income approach (discounted cash flow analysis) to determine the fair value of each reporting unit. We believe the discounted cash flow approach is the most reliable indicator of fair value for our reporting units. The key assumptions used in the discounted cash flows for both reporting units include, among other measures, expected future sales, operating income, working capital and capital expenditures. Discount rates are determined using a peer-based, risk-adjusted weighted average cost of capital. Our approach also includes reviewing for reasonableness the total market capitalization of the Company as of December 31 to the sum of the discounted cash flows for the combined reporting units. No impairment of goodwill was identified in connection with our 2014 annual goodwill impairment tests as our estimated fair values substantially exceeded the carrying values for both reporting units. In 2013, we performed our goodwill impairment testing using a qualitative assessment for NobelClad and a quantitative assessment for DynaEnergetics. There was no impairment identified as part of our 2013 annual goodwill impairment tests. A future impairment is possible and could occur if (i) operating results underperform what we have estimated or (ii) additional volatility of the capital markets or other factors negatively impact our expectations of future results and or cause us to raise the discount rate percentage utilized in our discounted cash flow analysis. While we believe our most recent estimates were appropriate based on our view of then current business trends, no assurance can be provided that impairment charges will not be required in the future.

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

Income taxes

We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. The deferred income tax impact of tax credits are recognized as an immediate adjustment to income tax expense. We recognize deferred tax assets for the expected future effects of all deductible temporary differences to the extent we believe these assets will more likely than not be realized.  We record a valuation allowance when, based on current circumstances, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any.

We recognize the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position; the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that is more likely than not of being realized upon ultimate resolution. We recognize interest and penalties related to uncertain tax positions in operating expense.

Off Balance Sheet Arrangements

We have no obligations, assets or liabilities other than those appearing or disclosed in our financial statements forming part of this annual report or as disclosed in the contractual obligation table above; no trading activities involving non-exchange traded contracts accounted for at fair value; and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Recent Accounting Pronouncements

Please refer to Note 2 "Significant Accounting Policies" to our Consolidated Financial Statements in this annual report for a discussion of recent accounting pronouncements and their anticipated effect on our business.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our interest rate risk management policies are designed to reduce the potential earnings volatility that could arise from changes in interest rates.  Periodically, we use interest rate swaps to stabilize funding costs by managing the exposure created by the differing maturities and interest rate structures of our assets and liabilities.  See Note 2 "Significant Accounting Policies" to the Consolidated Financial Statements for further information on interest rate risk management.

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars.  Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively.  Sales made in currencies other than U.S. dollars accounted for 32%, 36%, and 39% of total sales for the years ended 2014, 2013, and 2012, respectively. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency and the Russian Ruble due to our greenfield investment in Tyumen, Siberia.

ITEM 8.                Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2014 and 2013 and for Each of the Three Years Ended
December 31, 2014, 2013 and 2012

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

The Stockholders and the
Board of Directors of Dynamic Materials Corporation

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 3 to the consolidated financial statements, the December 31, 2013 and 2012 consolidated financial statements have been restated to correct errors in the Company’s accounting for income tax expense and related deferred tax assets and liabilities at certain foreign entitites as well as other adjustments which were immaterial.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynamic Materials Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 16, 2015 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 16, 2015

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(Amounts in Thousands, Except Share and Per Share Data)

	2014	2013
		Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,400	$10,598
Accounts receivable, net of allowance for doubtful accounts of $542 and $419, respectively	35,501	37,785
Inventory, net	40,101	41,191
Prepaid expenses and other	6,123	4,277
Current deferred tax assets	3,971	3,456
Assets held for sale	—	6,299

Total current assets	95,096	103,606

PROPERTY, PLANT AND EQUIPMENT	109,733	98,573
Less - accumulated depreciation	(45,898)	(38,358)

Property, plant and equipment, net	63,835	60,215

GOODWILL, net	32,762	37,970

PURCHASED INTANGIBLE ASSETS, net	26,734	36,458

DEFERRED TAX ASSETS	587	403

OTHER ASSETS, net	315	1,893

TOTAL ASSETS	$219,329	$240,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2014 AND 2013
(Amounts in Thousands, Except Share and Per Share Data)

	2014	2013
		Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,076	$14,567
Accrued expenses	5,638	3,927
Dividend payable	559	550
Accrued income taxes	3,770	2,657
Accrued employee compensation and benefits	4,582	4,552
Customer advances	3,510	1,019
Current debt obligations	—	2,907
Current deferred tax liabilities	373	435
Liabilities related to assets held for sale	—	826

Total current liabilities	32,508	31,440

LINES OF CREDIT	22,782	26,400

DEFERRED TAX LIABILITIES	7,003	7,795

OTHER LONG-TERM LIABILITIES	2,121	1,881

Total liabilities	64,414	67,516

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,997,076 and 13,772,324 shares issued and outstanding, respectively	700	689
Additional paid-in capital	67,088	62,934
Retained earnings	113,723	113,390
Other cumulative comprehensive loss	(26,596)	(3,984)

Total stockholders’ equity	154,915	173,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,329	$240,545

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Amounts in Thousands, Except Share and Per Share Data)

	2014	2013	2012
		Restated	Restated
NET SALES	$202,561	$202,060	$192,737
COST OF PRODUCTS SOLD	141,142	143,926	135,085
Gross profit	61,419	58,134	57,652
COSTS AND EXPENSES:
General and administrative expenses	23,766	24,672	18,489
Selling and distribution expenses	18,104	16,136	16,954
Amortization of purchased intangible assets	6,103	6,348	6,210
Restructuring expenses	6,781	—	—
Total costs and expenses	54,754	47,156	41,653
INCOME FROM OPERATIONS	6,665	10,978	15,999
OTHER INCOME (EXPENSE):
Other income (expense), net	(313)	(528)	(32)
Interest expense	(551)	(648)	(832)
Interest income	38	7	13
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	5,839	9,809	15,148
INCOME TAX PROVISION	3,913	3,736	5,316
INCOME FROM CONTINUING OPERATIONS	1,926	6,073	9,832
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax	(77)	478	943
Gain on sale of discontinued operations, net of tax	718	—	—
Income from discontinued operations	641	478	943
NET INCOME	2,567	6,551	10,775
Less: Net income (loss) attributable to non-controlling interest	—	92	(2)
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$2,567	$6,459	$10,777

INCOME PER SHARE - BASIC:
Continuing operations	$0.13	$0.44	$0.73
Discontinued operations	$0.05	$0.03	$0.07
Net income	$0.18	$0.47	$0.80
INCOME PER SHARE - DILUTED:
Continuing operations	$0.13	$0.44	$0.73
Discontinued operations	$0.05	$0.03	$0.07
Net income	$0.18	$0.47	$0.80
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,687,485	13,533,566	13,264,636
Diluted	13,689,707	13,537,525	13,268,713

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$0.16	$0.16

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Amounts in Thousands)

	2014	2013	2012
		Restated	Restated
Net income including non-controlling interest	$2,567	$6,551	$10,775

Change in cumulative foreign currency translation adjustment	(22,612)	2,619	2,606

Total comprehensive income (loss)	(20,045)	9,170	13,381

Comprehensive income attributable to non-controlling interest	—	96	1

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$(20,045)	$9,074	$13,380

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Amounts in Thousands, Except Share Data)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balances, December 31, 2011 (Restated)	13,367,169	$668	$55,983	$100,511	$(9,202)	$83	$148,043
Net income (loss) *	—	—	—	10,777	—	(2)	10,775
Change in cumulative foreign currency translation adjustment *	—	—	—	—	2,603	3	2,606
Shares issued in connection with stock compensation plans	152,386	8	185	—	—	—	193
Tax impact of stock-based compensation	—	—	(453)	—	—	—	(453)
Stock-based compensation	—	—	4,443	—	—	—	4,443
Dividends declared	—	—	—	(2,160)	—	—	(2,160)
Balances, December 31, 2012 (Restated)	13,519,555	$676	$60,158	$109,128	$(6,599)	$84	$163,447
Net income *	—	—	—	6,459	—	92	6,551
Change in cumulative foreign currency translation adjustment *	—	—	—	—	2,615	4	2,619
Shares issued in connection with stock compensation plans	252,769	13	282	—	—	—	295
Tax impact of stock-based compensation	—	—	(907)	—	—	—	(907)
Stock-based compensation	—	—	3,401	—	—	—	3,401
Dividends declared	—	—	—	(2,197)	—	—	(2,197)
Acquisition of minority interest	—	—	—	—	—	(180)	(180)
Balances, December 31, 2013 (Restated)	13,772,324	$689	$62,934	$113,390	$(3,984)	$—	$173,029
Net income	—	—	—	2,567	—	—	2,567
Change in cumulative foreign currency translation adjustment	—	—	—	—	(22,612)	—	(22,612)
Shares issued in connection with stock compensation plans	224,752	11	348	—	—	—	359
Tax impact of stock-based compensation	—	—	106	—	—	—	106
Stock-based compensation	—	—	3,700	—	—	—	3,700
Dividends declared	—	—	—	(2,234)	—	—	(2,234)
Balances, December 31, 2014	13,997,076	$700	$67,088	$113,723	$(26,596)	$—	$154,915

* Restated
The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Amounts in Thousands)

	2014	2013	2012
		Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,567	$6,551	$10,775
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	77	(478)	(943)
Gain on sale of discontinued operations, net of tax	(718)	—	—
Depreciation (including capital lease amortization)	7,051	5,920	5,018
Amortization of purchased intangible assets	6,103	6,348	6,210
Amortization of deferred debt issuance costs	102	102	124
Stock-based compensation	3,588	3,401	4,443
Excess tax benefit from stock-based compensation	(156)	—	—
Deferred income tax benefit	(255)	(521)	(470)
Loss on disposal of property, plant and equipment	12	50	—
Restructuring and impairment charges	6,781	756	—
Cash payments for restructuring charges	(305)	—	—
Change in:
Accounts receivable, net	(427)	(2,185)	717
Inventory, net	(3,459)	6,750	(2,380)
Prepaid expenses and other	(3,004)	89	551
Accounts payable	(932)	2,228	(3,616)
Customer advances	2,782	(360)	(556)
Accrued expenses and other liabilities	3,267	1,588	(409)

Net cash flows provided by continuing operations	23,074	30,239	19,464
Net cash flows provided by discontinued operations	239	1,777	1,092
Net cash provided by operating activities	23,313	32,016	20,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(21,403)	(16,223)	(15,133)
Net proceeds on sale of AMK Technical Services	6,830	—	—
Acquisition of TRX Industries	—	—	(10,294)
Acquisition of minority interest	—	(180)	—
Change in other non-current assets	1,310	(489)	(224)

Net cash flows used in continuing operations	(13,263)	(16,892)	(25,651)
Net cash flows used in discontinued operations	(120)	(1,348)	(514)
Net cash used in investing activities	(13,383)	(18,240)	(26,165)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(Amounts in Thousands)

	2014	2013	2012
		Restated	Restated
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(6,069)	(9,592)	12,174
Payment on loans with former owners of LRI	(50)	(63)	(1,176)
Payment on capital lease obligations	(24)	(40)	(66)
Payment of dividends	(2,226)	(2,187)	(2,155)
Excess tax benefit from stock-based compensation	156	—	—
Other	359	295	(260)

Net cash provided by (used in) financing activities	(7,854)	(11,587)	8,517

EFFECTS OF EXCHANGE RATES ON CASH	(3,274)	191	(8)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,198)	2,380	2,900

CASH AND CASH EQUIVALENTS, beginning of the period	10,598	8,218	5,318

CASH AND CASH EQUIVALENTS, end of the period	$9,400	$10,598	$8,218

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$514	$631	$746
Income taxes, net	$3,586	$1,938	$7,395

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(Amounts in Thousands, Except Share and Per Share Data)

1. ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (“DMC”) was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware in 1997. DMC is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, Germany, France, Canada and Russia.  Customers are located throughout the world. DMC currently operates under two business segments. In 2013 we branded our explosive metalworking operations under the single name NobelClad. Our NobelClad segment is comprised of our U.S. Clad operations as well as the assets and operations purchased in the Nobelclad Europe S.A. (“Nobelclad France”) and Dynaplat GmbH and Co. KG (“Dynaplat”) acquisitions. The NobelClad segment metallurgically joins or alters metals by using explosives. Our DynaEnergetics segment, which previously was included in the Oilfield Products segment with AMK Technical Services, is comprised entirely of DYNAenergetics GmbH and Co. KG (“DYNAenergetics”), its subsidiaries and sister companies. DynaEnergetics manufactures, markets, and sells oilfield perforating equipment and explosives.

2012 Acquisition

On January 3, 2012, we acquired the assets and operating business of Texas-based TRX Industries, Inc. (“TRX”), a manufacturer of perforating guns for our DynaEnergetics segment.  Our statements of operations include the results of the TRX acquisition from the January 3, 2012 closing date.  See Note 4 "Acquisitions" for additional disclosures regarding this acquisition.

2014 sale of AMK Technical Services

On October 1, 2014, DMC completed the sale of its AMK Technical Services ("AMK") business. The operating results of AMK have been classified as discontinued operations in all periods presented. See Note 11 "Discontinued Operations" for additional disclosures regarding this sale.

NobelClad Restructuring

On October 27, 2014, management announced a plan to restructure its NobelClad European operations. Clad metal plate production will be shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. See Note 12 "Restructuring" for additional disclosures regarding these restructuring plans.

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

Comprehensive reviews of DynaEnergetics' inventories were performed throughout 2013 to identify potentially excess, slow moving and obsolete inventory items. These reviews reflected management's efforts to reduce overall inventory levels and rationalize product line offerings. Additionally, our estimate for reserving, or writing-off, inventory changed from a combination of qualitative and quantitative considerations to a more specific quantitative analysis whereby inventory items which have not had movement for a certain duration are reserved against after a prescribed period.

In 2013 we changed our inventory management philosophy and intend to aggressively reduce our investment in inventory. In connection with this philosophy, we identified certain slow-moving and obsolete inventories and therefore revised our assumptions for calculating estimated inventory reserves, resulting in a change in estimate. We determined that our December 31, 2013 inventory reserves for our DynaEnergetics business segment should be increased by $1,800 to adequately provide for estimated requirements and recorded corresponding expense of $1,800 ($1,218, net of tax) in cost of products sold in our 2013 consolidated statement of operations. The impact of this change in estimate reduced earnings per share by $0.09 per share (basic and diluted) for the year ended December 31, 2013. Inventory reserves in 2014 increased by $1,146 and resulted in expense recognized of $1,287.

Inventories, net of reserves of $3,117 and $1,729 and most of which related to finished goods, consist of the following at December 31, 2014 and 2013 respectively:

	2014	2013
Raw materials	$15,208	$13,119
Work-in-process	11,528	9,985
Finished goods	12,782	17,273
Supplies	583	814

	$40,101	$41,191

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

Buildings and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years
Gross property, plant and equipment consist of the following at December 31, 2014 and 2013:

	2014	2013
Land	$3,344	$2,693
Buildings and improvements	39,489	31,774
Manufacturing equipment and tooling	40,433	37,844
Furniture, fixtures and computer equipment	14,813	14,079
Other	3,425	4,909
Construction in process	$8,229	$7,274

	$109,733	$98,573

Asset Impairments

Finite-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We compare the expected undiscounted future operating cash flows associated with these finite-lived assets to their respective carrying values to determine if they are fully recoverable when indicators of impairment are present. If the expected future operating cash flows of an asset are not sufficient to recover the carrying value, we estimate the fair value of the asset. Impairment is recognized when the carrying amount of the asset is not recoverable and when carrying value exceeds fair value. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

For the year ended December 31, 2014, we recognized an impairment charge of approximately $3,946 (recorded in Restructuring expenses) associated with the restructuring of our NobelClad Europe operations. The impairment charges are primarily associated with the Wurgendorf, Germany facility and leasehold improvements at a leased facility in France, both of which are being closed under the restructuring program (See Note 12 "Restructuring"). The impairment of the facility in Germany was determined by a third-party appraiser using a combination of the cost and sales comparison approach, which are fair value techniques in accordance with Financial Accounting Standards Board ("FASB") ASC Section 820 Fair Value Measurements and Disclosures. For the year ended December 31, 2013 we recognized an impairment loss of approximately $756 (recorded in G&A expenses) associated with implementation costs for a systems implementation project at our Russian and Kazakhstan locations within our DynaEnergetics segment. We had subsequently made the strategic decision to abandon this system implementation project and, therefore, the impairment loss recognized represents writing down the carrying amount of this asset to zero. There were no asset impairments for the year ending December 31, 2012.

Goodwill

Goodwill represents the excess of the purchase price in a business combination over the fair value of the net tangible and intangible assets acquired. The carrying value of goodwill is periodically reviewed for impairment (at a minimum annually) and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Examples of such events or changes in circumstances, many of which are subjective in nature, include significant negative industry or economic trends, significant changes in the manner of our use of the acquired assets or our strategy, a significant decrease in the market value of the asset, and a significant change in legal factors or in the business climate that could affect the value of the asset.

Our reporting units for goodwill impairment testing are currently the same as our reportable business segments: NobelClad and DynaEnergetics. Each business segment represents separately managed strategic business units and our chief operating decision maker reviews financial results and evaluates operating performance at this level.

Goodwill impairment testing is performed annually as of December 31 for our NobelClad and DynaEnergetics reporting units. We utilize an income approach (discounted cash flow analysis) to determine the fair value of each reporting unit. We believe the discounted cash flow approach is the most reliable indicator of fair value for our reporting units. The key assumptions used in the discounted cash flows for both reporting units include, among other measures, expected future sales, operating income, working capital and capital expenditures. Discount rates are determined using a peer-based, risk-adjusted weighted average cost of capital. Our approach also includes reviewing for reasonableness the total market capitalization of the Company as of December 31 to the sum of the discounted cash flows for the combined reporting units. No impairment of goodwill was identified in connection with our 2014 annual goodwill impairment tests as our estimated fair values substantially exceeded the carrying values for both reporting units. In 2013, we performed our goodwill impairment testing using a qualitative assessment for NobelClad and a quantitative assessment for DynaEnergetics. There was no impairment identified as part of our 2013 annual goodwill impairment tests. A future impairment is possible and could occur if (i) operating results underperform what we have estimated or (ii) additional volatility of the capital markets or other factors negatively impact our expectations of future results and or cause us to raise the discount rate percentage utilized in our discounted cash flow analysis. While we believe our most recent estimates were appropriate based on our view of then current business trends, no assurance can be provided that impairment charges will not be required in the future.

The changes to the carrying amount of goodwill during the period are summarized below:

	NobelClad	DynaEnergetics	Total
Goodwill balance at December 31, 2012	$21,734	$15,697	$37,431
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	$(353)	$(598)	$(951)
Adjustment due to exchange rate differences	$857	$633	$1,490

Goodwill balance at December 31, 2013	$22,238	$15,732	$37,970
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(318)	(547)	(865)
Adjustment due to exchange rate differences	(2,502)	(1,841)	(4,343)

Goodwill balance at December 31, 2014	$19,418	$13,344	$32,762

All of the goodwill shown above, which is primarily in Germany, is amortizable goodwill for tax purposes.

Purchased Intangible Assets

Our purchased intangible assets include core technology, customer relationships and trademarks/trade names.  Impairment, if any, is calculated based upon our evaluation whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required if impairment indicators are present.  Finite lived intangible assets are amortized over the estimated useful life of the related assets which have a weighted average amortization period of 12 years in total.

The weighted average amortization periods of the intangible assets by asset category are as follows:

Core technology	20 years
Customer relationships	9 years
Trademarks / Trade names	9 years

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2014:

	Gross	Accumulated Amortization	Net
Core technology	$20,667	$(7,360)	$13,307
Customer relationships	40,195	(27,270)	12,925
Trademarks / Trade names	2,216	(1,714)	502

Total intangible assets	$63,078	$(36,344)	$26,734

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2013:

	Gross	Accumulated Amortization	Net
Core technology	$23,391	$(7,155)	$16,236
Customer relationships	45,269	(25,813)	19,456
Trademarks / Trade names	2,510	(1,744)	766

Total intangible assets	$71,170	$(34,712)	$36,458

The change in the gross value of our purchased intangible assets from December 31, 2013 to December 31, 2014 is due solely to the impact of foreign currency translation adjustments.

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2015	$4,285
2016	4,285
2017	4,263
2018	3,026
2019	1,692
Thereafter	9,183

$26,734

Other Assets

Included in other assets are net deferred debt issuance costs of $203 and $305 as of December 31, 2014 and 2013, respectively.  On December 21, 2011, we entered into a five-year syndicated credit agreement, which amended and restated in its entirety the prior syndicated agreement entered into on November 16, 2007.  The outstanding balance of deferred debt issuance as of December 31, 2011 included additional costs of $435 that were incurred in connection with our amended and restated credit agreement and $95 of deferred debt issuance costs that were carried over from the prior agreement.  These deferred debt issuance are being amortized over the five-year term of the amended and restated credit agreement which expires on December 21, 2016.

Customer Advances

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of December 31, 2014 and 2013 customer advances totaled $3,510 and $1,019, respectively, and originated from several customers.

Revenue Recognition

Sales of clad metal products are generally based upon customer specifications set forth in customer purchase orders and require us to provide certifications relative to metals used, services performed, and the results of any non-destructive testing that the customer has requested be performed.  All issues of conformity of the product to specifications are resolved before the product is shipped and billed.  Products related to the DynaEnergetics segment, which include detonating cords, detonators, bi-directional boosters, and shaped charges, as well as, seismic related explosives and accessories, are standard in nature.  In all cases, revenue is recognized only when all four of the following criteria have been satisfied: persuasive evidence of an arrangement exists; the price is fixed or determinable; delivery has occurred; and collection is reasonably assured.  Revenue from sales of consigned inventory is recognized upon the use of the product by the consignee or according to the terms of the contract.

Research and Development

Research and development costs, which are expensed as incurred, were $3,099, $2,199 and $2,075, for the years ended December 31, 2014, 2013 and 2012, respectively, and are included in our cost of products sold. Research and development costs include expenses associated with developing new products and processes, as well as, improvements to current manufacturing processes.

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

Computation and reconciliation of earnings per common share for the years ended December 31, 2014, 2013 and 2012 are as follows:

	2014	2013	2012
Numerator:
Income from continuing operations, net of non-controlling interest	$1,926	$5,981	$9,834
Less income allocated to RSAs	(52)	(102)	(193)
Income from continuing operations allocated to common stock for EPS calculation	1,874	5,879	9,641
Income from discontinued operations	641	478	943
Net income allocated to common stock for EPS calculation	$2,515	$6,357	$10,584

Denominator:
Weighted average common shares outstanding - basic	13,687,485	13,533,566	13,264,636
Dilutive stock-based compensation plans	2,222	3,959	4,077
Weighted average common shares outstanding - diluted	13,689,707	13,537,525	13,268,713

Income per share - Basic:
Continuing operations	$0.13	$0.44	$0.73
Discontinued operations	0.05	0.03	0.07
Net income allocated to common stock for EPS calculation	$0.18	$0.47	$0.80

Income per share - Diluted:
Continuing operations	$0.13	$0.44	$0.73
Discontinued operations	0.05	0.03	0.07
Net income allocated to common stock for EPS calculation	$0.18	$0.47	$0.80

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and lines of credit approximate their fair value and are included in Level 1.

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

Income Taxes

See Note 3 “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. The deferred income tax impact of tax credits are recognized as an immediate adjustment to income tax expense. We recognize deferred tax assets for the expected future effects of all deductible temporary differences to the extent we believe these assets will more likely than not be realized.  We record a valuation allowance when, based on current circumstances, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any.

We recognize the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position; the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that is more likely than not of being realized upon ultimate resolution. We recognize interest and penalties related to uncertain tax positions in operating expense.

Concentration of Credit Risk and Off Balance Sheet Arrangements

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables.  At December 31, 2014, we had no financial instruments with off-balance sheet risk of accounting losses.

Other Cumulative Comprehensive Loss

Other cumulative comprehensive loss as of December 31, 2014, 2013, and 2012 consisted entirely of currency translation adjustments including those in intra-entity foreign currency transactions that are long-term investments.

Recent Accounting Pronouncements

In June 2014, the FASB issued an accounting standards update to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effect for reporting periods beginning after December 15, 2015. The adoption of this update is not expected to have a significant impact on our financial statements.

In May 2014, the FASB issued an accounting standards update to clarify the principles of recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2016. We are still evaluating the impact on our financial statements for the expected adoption of this pronouncement.

In April 2014, the FASB issued an accounting standards update which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2014, however, early adoption is permitted. DMC has not elected to early adopt this pronouncement.

3.    RESTATEMENT OF PREVIOUSLY-ISSUED FINANCIAL STATEMENTS

On March 5, 2015, we concluded to restate our financial statements and related disclosures to correct non-cash errors reported in our historical consolidated financial statements related to income tax expense and related deferred tax assets and liabilities at our business entities in Germany as well as other adjustments, which were immaterial.

The errors arose from incorrect income tax accounting at our operations in Germany. In November 15, 2007, we acquired DynaEnergetics under a newly created German subsidiary DynaEnergetics Holding GmbH (“Holding Co”). Subsequent to the acquisition we recognized income tax expense or benefits for German federal and local income tax purposes and paid cash taxes accordingly for Holding Co. However, we incorrectly had been deferring the recognition of the income tax expense or benefit in our calculation of net income for purposes of U.S. GAAP reporting.

The non-cash impact of the restatement and other adjustments, which were immaterial, decreased income from continuing operations by $1,036 in 2013 and $919 in 2012. The cumulative effect of the errors increased shareholders’ equity by $2,000 as of December 31, 2011. The restatement only impacted the income tax provision (benefit) line item in our consolidated statements of operations for the years ended December 31, 2013 and 2012, respectively. The restatement had no impact on the Company’s revenues, did not affect the Company’s cash balances and has no effect on the Company’s future operations.

The following table summarizes the impact of the restatement on our previously reported consolidated balance sheet for the year ending December 31, 2013 (in thousands, except share and per share data):

	December 31, 2013
	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,598	$—	$10,598
Accounts receivable, net of allowance for doubtful accounts of $419	37,785	—	37,785
Inventory, net	41,191	—	41,191
Prepaid expenses and other	4,375	(98)	4,277
Current deferred tax assets	3,440	16	3,456
Assets held for sale	6,299	—	6,299

Total current assets	103,688	(82)	103,606

PROPERTY, PLANT AND EQUIPMENT	98,573	—	98,573
Less - accumulated depreciation	(38,358)	—	(38,358)

Property, plant and equipment, net	60,215	—	60,215

GOODWILL, net	37,970	—	37,970

PURCHASED INTANGIBLE ASSETS, net	36,458	—	36,458

DEFERRED TAX ASSETS	388	15	403

OTHER ASSETS, net	1,893	—	1,893

TOTAL ASSETS	$240,612	$(67)	$240,545

	December 31, 2013
	As Reported	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,567	$—	$14,567
Accrued expenses	3,927	—	3,927
Dividend payable	550	—	550
Accrued income taxes	2,811	(154)	2,657
Accrued employee compensation and benefits	4,552	—	4,552
Customer advances	1,019	—	1,019
Current debt obligations	2,907	—	2,907
Current deferred tax liabilities	435	—	435
Liabilities related to assets held for sale	826	—	826

Total current liabilities	31,594	(154)	31,440

LINES OF CREDIT	26,400	—	26,400

DEFERRED TAX LIABILITIES	7,945	(150)	7,795

OTHER LONG-TERM LIABILITIES	1,881	—	1,881

Total liabilities	67,820	(304)	67,516

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,772,324 shares issued and outstanding	689	—	689
Additional paid-in capital	62,934	—	62,934
Retained earnings	113,399	(9)	113,390
Other cumulative comprehensive loss	(4,230)	246	(3,984)

Total stockholders’ equity	172,792	237	173,029

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$240,612	$(67)	$240,545

The following tables summarize the impact of the restatement on our previously reported statements of consolidated operations for fiscal years 2013 and 2012 (in thousands, except per share data):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
NET SALES	$202,060	$—	$202,060	$192,737	$—	$192,737
COST OF PRODUCTS SOLD	143,926	—	143,926	135,085	—	135,085
Gross profit	58,134	—	58,134	57,652	—	57,652
COSTS AND EXPENSES:
General and administrative expenses	24,672	—	24,672	18,489	—	18,489
Selling and distribution expenses	16,136	—	16,136	16,954	—	16,954
Amortization of purchased intangible assets	6,348	—	6,348	6,210	—	6,210
Total costs and expenses	47,156	—	47,156	41,653	—	41,653
INCOME FROM OPERATIONS	10,978	—	10,978	15,999	—	15,999
OTHER INCOME (EXPENSE):
Other income (expense), net	(528)	—	(528)	(32)	—	(32)
Interest expense	(648)	—	(648)	(832)	—	(832)
Interest income	7	—	7	13	—	13
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	9,809	—	9,809	15,148	—	15,148
INCOME TAX PROVISION	2,700	1,036	3,736	4,397	919	5,316
INCOME FROM CONTINUING OPERATIONS	7,109	(1,036)	6,073	10,751	(919)	9,832
DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax	478	—	478	943	—	943
NET INCOME	7,587	(1,036)	6,551	11,694	(919)	10,775
Less: Net income (loss) attributable to non-controlling interest	92	—	92	(2)	—	(2)
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$7,495	$(1,036)	$6,459	$11,696	$(919)	$10,777

INCOME PER SHARE - BASIC:
Continuing operations	$0.52	$(0.08)	$0.44	$0.80	$(0.07)	$0.73
Discontinued operations	$0.03	$—	$0.03	$0.07	$—	$0.07
Net income	$0.55	$(0.08)	$0.47	$0.87	$(0.07)	$0.80
INCOME PER SHARE - DILUTED:
Continuing operations	$0.51	$(0.07)	$0.44	$0.80	$(0.07)	$0.73
Discontinued operations	$0.03	$—	$0.03	$0.07	$—	$0.07
Net income	$0.54	$(0.07)	$0.47	$0.87	$(0.07)	$0.80
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,533,566	—	13,533,566	13,264,636	—	13,264,636
Diluted	13,537,525	—	13,537,525	13,268,713	—	13,268,713

DIVIDENDS DECLARED PER COMMON SHARE	$0.16	$—	$0.16	$0.16	$—	$0.16

The following tables summarize the impact of the restatement on our previously reported consolidated statements of comprehensive income for fiscal years 2013 and 2012 (in thousands):

	Year Ended December 31, 2013			Year Ended December 31, 2012
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income including non-controlling interest	$7,587	$(1,036)	$6,551	$11,694	$(919)	$10,775

Change in cumulative foreign currency translation adjustment	2,237	382	2,619	2,796	(190)	2,606

Total comprehensive income	9,824	(654)	9,170	14,490	(1,109)	13,381

Comprehensive income attributable to non-controlling interest	96	—	96	1	—	1

Comprehensive income attributable to Dynamic Materials Corporation	$9,728	$(654)	$9,074	$14,489	$(1,109)	$13,380

The following tables summarize the impact of the restatement on our previously reported consolidated statements of cash flows for fiscal years 2013 and 2012 (in thousands):

	Year Ended December 31, 2013
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,587	$(1,036)	$6,551
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(478)	—	(478)
Depreciation (including capital lease amortization)	5,920	—	5,920
Amortization of purchased intangible assets	6,348	—	6,348
Amortization of deferred debt issuance costs	102	—	102
Stock-based compensation	3,401	—	3,401
Deferred income tax benefit	(1,666)	1,145	(521)
Loss on disposal of property, plant and equipment	50	—	50
Restructuring and impairment charges	756	—	756
Change in:
Accounts receivable, net	(2,185)	—	(2,185)
Inventory, net	6,750	—	6,750
Prepaid expenses and other	79	10	89
Accounts payable	2,228	—	2,228
Customer advances	(360)	—	(360)
Accrued expenses and other liabilities	1,707	(119)	1,588

Net cash flows provided by continuing operations	30,239	—	30,239
Net cash flows provided by discontinued operations	1,777	—	1,777
Net cash provided by operating activities	32,016	—	32,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(16,223)	—	(16,223)
Acquisition of minority interest	(180)	—	(180)
Change in other non-current assets	(489)	—	(489)

Net cash flows used in continuing operations	(16,892)	—	(16,892)
Net cash flows used in discontinued operations	(1,348)	—	(1,348)
Net cash used in investing activities	(18,240)	—	(18,240)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(9,592)	—	(9,592)
Payment on loans with former owners of LRI	(63)	—	(63)
Payment on capital lease obligations	(40)	—	(40)
Payment of dividends	(2,187)	—	(2,187)
Other	295	—	295

Net cash used in financing activities	(11,587)	—	(11,587)

EFFECTS OF EXCHANGE RATES ON CASH	191	—	191

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,380	—	2,380

CASH AND CASH EQUIVALENTS, beginning of the period	8,218	—	8,218

CASH AND CASH EQUIVALENTS, end of the period	$10,598	$—	$10,598

	Year Ended December 31, 2012
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,694	$(919)	$10,775
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(943)	—	(943)
Depreciation (including capital lease amortization)	5,018	—	5,018
Amortization of purchased intangible assets	6,210	—	6,210
Amortization of deferred debt issuance costs	124	—	124
Stock-based compensation	4,443	—	4,443
Deferred income tax benefit	(1,159)	689	(470)
Change in:
Accounts receivable, net	717	—	717
Inventory, net	(2,380)	—	(2,380)
Prepaid expenses and other	463	88	551
Accounts payable	(3,616)	—	(3,616)
Customer advances	(556)	—	(556)
Accrued expenses and other liabilities	(551)	142	(409)

Net cash flows provided by continuing operations	19,464	—	19,464
Net cash flows provided by discontinued operations	1,092	—	1,092
Net cash provided by operating activities	20,556	—	20,556

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(15,133)	—	(15,133)
Acquisition of TRX Industries	(10,294)	—	(10,294)
Change in other non-current assets	(224)	—	(224)

Net cash flows used in continuing operations	(25,651)	—	(25,651)
Net cash flows used in discontinued operations	(514)	—	(514)
Net cash used in investing activities	(26,165)	—	(26,165)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	12,174	—	12,174
Payment on loans with former owners of LRI	(1,176)	—	(1,176)
Payment on capital lease obligations	(66)	—	(66)
Payment of dividends	(2,155)	—	(2,155)
Other	(260)	—	(260)

Net cash provided by financing activities	8,517	—	8,517

EFFECTS OF EXCHANGE RATES ON CASH	(8)	—	(8)

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,900	—	2,900

CASH AND CASH EQUIVALENTS, beginning of the period	5,318	—	5,318

CASH AND CASH EQUIVALENTS, end of the period	$8,218	$—	$8,218

4.      ACQUISITIONS

TRX Industries

On January 3, 2012, we acquired the assets and operating business of Texas-based TRX Industries, Inc., a manufacturer of perforating guns, for a purchase price of $10,294.  TRX, which has now been integrated into our subsidiary DYNAenergetics US, had been a long-term supplier to DYNAenergetics US and, in recent years, accounted for a rapidly growing percentage of its perforating gun purchases.

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

We acquired identifiable finite-lived intangible assets as a result of the acquisition of TRX.  The finite-lived intangible assets acquired were classified as customer relationships, totaling $5,365, and are being amortized over 6 years.  These amounts are included in Purchased Intangible Assets and are further discussed in Note 2 "Significant Accounting Policies."

5.      DEBT

Lines of credit consisted of the following at December 31, 2014 and 2013:

	2014	2013
Syndicated credit agreement:
U.S. Dollar revolving loan	$19,500	$26,400
Euro revolving loan	3,282	—
Canadian Dollar revolving loan	—	—
Commerzbank line of credit	—	2,856
	22,782	29,256
Less current portion	—	(2,856)

Long-term lines of credit	$22,782	$26,400

Other debt consisted of the following at December 31, 2014 and 2013:

	2014	2013
Loans with former owners of LRI	$—	$51
Less current maturities	—	(51)

Other long-term debt	$—	$—

Syndicated Credit Agreement

On December 21, 2011, we entered into a five-year syndicated credit agreement (“credit facility”) which amended and restated in its entirety our prior syndicated credit facility entered into on November 16, 2007.  The credit facility due to mature on December 21, 2016, which provided revolving loan availability of $36,000, 16,000 Euros and 1,500 Canadian dollars, was entered into with a syndicate of four banks, with JP Morgan Chase Bank, N.A. acting as administrative agent for the U.S. and Canadian dollar loans and JP Morgan Europe Ltd. acting as administrative agent for the Euro loans.  Based upon our expected 2015 operating results, planned 2015 capital expenditures and expected changes in working capital levels during 2015, we expect our average 2015 borrowings to be equal to or exceed the amount of outstanding borrowings at December 31, 2014.  Thus, we have classified all borrowings outstanding as of December 31, 2014 under our syndicated credit agreement as long-term lines of credit.

U.S. Dollar Revolving Loans:  At our option, borrowings under the $36,000 revolving loan can be in the form of Alternate Base Rate loans (“ABR” borrowings are based on the greater of adjusted Prime rates, adjusted CD rates, or adjusted Federal Funds rates) or one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans.  ABR loans bear interest at the defined ABR rate plus 0.00% (at our current leverage ratio) and LIBOR loans bear interest at the applicable LIBOR rate plus 1.25% (at our current leverage ratio).  As of December 31, 2014, outstanding revolving loans totaled $19,500 and had an all-in interest rate of 1.42% based on the LIBOR rate.  Our rates are subject to change based upon changes in our current leverage ratio.

Euro Revolving Loans:  At our option, borrowings under the 16,000 Euro revolving loan can be based on one, two, three, or six month Euro Interbank Offered Rate (“EURIBOR”) rates and bear interest at the applicable EURIBOR rate plus 1.25% (at our current leverage ratio).  As of December 31, 2014, we had outstanding borrowings of 2,700 Euros ($3,282 based on the December 31, 2014 exchange rate) and had an all-in interest rate of 1.27% based on the EURIBOR rate.

Canadian Dollar Revolving Loans:  At our option, borrowings under the 1,500 Canadian dollar revolving loan can be based on one, two, three or six month Canadian Dealer Offered Rate (“CDOR”) rates and bear interest at the applicable CDOR rate plus 1.50% (at our current leverage ratio).  As of December 31, 2014, there were no borrowings outstanding under our 1,500 Canadian dollar revolving loan.

The syndicated credit facility was secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC.

On February 23, 2015, we entered into a five-year $150,000 syndicated credit agreement which amended and replaced in its entirety our syndicated credit facility entered into on December 11, 2011. See "Subsequent Events" (footnote 12) for further information.

Line of Credit with German Bank

We maintain a line of credit with a German bank for certain DYNAenergetics operations.  This line of credit provides a borrowing capacity of 4,000 Euros and is also used by DYNAenergetics to issue bank guarantees to its customers to secure advance payments made by them.  As of December 31, 2014, we had no outstanding borrowings under this line of credit. As of December 31, 2014, we had bank guarantees secured by the line of credit of $1,220.  The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2014 was 3.85%.  The line of credit has open-ended terms and can be canceled by the bank at any time.

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of December 31, 2014, we were in compliance with all financial covenants and other provisions of our debt agreements.

Scheduled Debt Maturity

We do not have any debt as of December 31, 2014 with scheduled maturity.

6. STOCK OWNERSHIP AND BENEFIT PLANS

On September 21, 2006, our stockholders approved, and we adopted, the 2006 Stock Incentive Plan (“2006 Plan”).  On May 23, 2013, our stockholders approved an amendment to the 2006 Plan to increase the number of shares of common stock that may be issued under the 2006 Plan. The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards.  There are a total of 1,617,500 shares available for grant under the 2006 Plan.  As of December 31, 2014, we have granted an aggregate of 1,217,221 shares of restricted stock and restricted stock units under the 2006 Plan, leaving 400,279 shares available for future grant.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations:

	2014	2013	2012
Cost of products sold	$309	$304	$324
General and administrative expenses	2,995	2,913	3,018
Selling and distribution expenses	284	184	1,101
Stock-based compensation expense before income taxes and discontinued operations	3,588	3,401	4,443
Income tax benefit	(970)	(990)	(864)
Stock-based compensation expense before discontinued operations, net of income taxes	2,618	2,411	3,579

Discontinued operations	112	—	—
Income tax benefit	(38)	—	—
Stock-based compensation expense in discontinued operations, net of income taxes	74	—	—

Stock-based compensation expense, net of income taxes	2,692	2,411	3,579

Earnings per share impact - Basic:
Continuing operations	$0.19	$0.18	$0.27
Discontinued operations	$0.01	$—	$—
Net income	$0.20	$0.18	$0.27
Earnings per share impact - Diluted:
Continuing operations	$0.19	$0.18	$0.27
Discontinued operations	$0.01	$—	$—
Net income	$0.20	$0.18	$0.27

Our stock-based compensation expense results from restricted stock awards, restricted stock units and stock issued under the Employee Stock Purchase Plan.  Our 2012 stock-based compensation expense includes $672 relating to the accelerated recognition of stock-based compensation expense resulting from accelerated vesting of restricted stock awards associated with the retirement of our former President and Chief Executive Officer on March 1, 2013 and the December 31, 2012 retirement of another senior executive.  During the first quarter of 2013 and, as a result of board actions taken in January 2013, we recorded a one-time expense of $2,965 associated with these management retirements.  This expense included $894 of stock-based compensation, with the remainder representing cash payments.

Restricted Stock Awards and Units:  Restricted stock awards and restricted stock units are granted to employees and non-employee directors based on time-vesting and/or performance conditions. Stock awards with time-vesting only generally vest in one-third increments on the first, second, and third anniversary of the grant date.  For stock awards with performance conditions, one-quarter of the shares vest on each of the first and second anniversaries of the grant date.  On the third anniversary, all or a portion of the remaining one-half of the shares will vest based on a formula that takes into account the Company’s achievement of Adjusted EBITDA compared to a target amount and the relative total return to the Company’s stockholders in comparison to the total stockholder return of the Company’s peer group of public companies. The fair value of restricted stock and restricted stock unit awards granted to employees and non-employee directors is based on the fair value of DMC’s stock on the grant date. Stock awards granted to employees are amortized to compensation expense over the vesting period on a straight-line basis. Stock awards granted to non-employee directors are amortized to compensation expense over one year, which represents the term of their appointment.

A summary of the activity of our nonvested shares of restricted stock issued under the 2006 Plan for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	261,829	$30.59
Granted	116,900	20.74
Vested	(136,344)	27.20

Balance at December 31, 2012	242,385	$27.75
Granted	163,579	16.37
Vested	(216,851)	27.95
Forfeited	(2,000)	22.05

Balance at December 31, 2013	187,113	$17.63
Granted	157,680	21.31
Vested	(81,823)	18.55
Forfeited	(250)	22.05

Balance at December 31, 2014	262,720	$19.55

On March 1, 2013 Kevin Longe, our President and Chief Executive Officer, was granted 30,000 shares of restricted stock outside of our 2006 Plan per specific exemptions in the Nasdaq regulations. The exemption relates to equity compensation agreed upon at an arms length basis to hire a new executive or director if the terms of the grant are promptly disclosed after the award. These shares vest in one-third increments on the first, second, and third anniversary of the date of grant.

A summary of the activity of our nonvested restricted stock units for the years ended December 31, 2014, 2013, and 2012 is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2011	53,998	$20.43
Granted	50,200	20.44
Vested	(20,769)	20.43
Forfeited	(3,000)	21.15

Balance at December 31, 2012	80,429	$20.41
Granted	56,217	15.67
Vested	(35,001)	20.88
Forfeited	(2,300)	19.01

Balance at December 31, 2013	99,345	$17.59
Granted	33,895	21.25
Vested	(48,674)	18.87

Balance at December 31, 2014	84,566	$18.33

As of December 31, 2014, there was $2,548 and $738 of total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units, respectively.  The cost is expected to be recognized over a weighted average period of 1.63 years and 1.61 years for the restricted stock awards and restricted stock units, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 600,000 shares of which 115,218 shares remain available for future purchases. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”).  The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of DMC at the lesser of 85% of the fair market value of DMC’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 20,148; 22,689; and 14,717 shares of our stock were purchased during the years ended December 31, 2014, 2013, and 2012, respectively.  Our total stock-based compensation expense for 2014, 2013, and 2012 includes $92, $76, and $58 respectively, in compensation expense associated with the ESPP.

401(k) Plan

We offer a contributory 401(k) plan to our employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee.  Total DMC contributions were $523, $485, and $431 for the years ended December 31, 2014, 2013 and 2012, respectively.

Defined Benefit Plans

We have defined benefit pension plans at certain foreign subsidiaries for which we have recorded an unfunded pension obligation of $1,143 and $910 as of December 31, 2014 and 2013, respectively, which is included in other long-term liabilities in the Consolidated Balance Sheets. All necessary adjustments to the obligation are based upon actuarial calculations are recorded directly to the statement of operations. We recognized net adjustments of $349, $67 and $235, respectively, for the years ended December 31, 2014, 2013 and 2012.

7. INCOME TAXES (RESTATED)

See Note 3 “Restatement of Previously-Issued Financial Statements” to the Consolidated Financial Statements for information on the adjustments made related to the restatement of previously-issued financial statements.

The domestic and foreign components of income before tax for our operations for the years ended December 31 are summarized below:

	2014	2013	2012
		Restated	Restated
Domestic	$(706)	$6,339	$6,312
Foreign	6,545	3,470	8,836

	$5,839	$9,809	$15,148

The components of the provision for income taxes for the years ended December 31 are as follows:

	2014	2013	2012
		Restated	Restated
Current - Federal	$378	$1,144	$3,396
Current - State	16	93	136
Current - Foreign	3,774	3,020	2,254

Current income tax expense	4,168	4,257	5,786

Deferred - Federal	(236)	658	(140)
Deferred - State	(82)	(64)	(27)
Deferred - Foreign	63	(1,115)	(303)

Deferred income tax benefit	(255)	(521)	(470)

Income tax provision	$3,913	$3,736	$5,316

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 35% in December 31, 2014, 2013, and 2012 to income before taxes is as follows:

	2014	2013	2012
		Restated	Restated
Statutory U.S. federal income tax	$2,042	$3,401	$5,302
U.S. state income tax, net of federal benefit	(15)	85	45
Foreign rate differential	(1,558)	(1,259)	(2,271)
Domestic production activities deduction	(21)	(211)	(316)
Tax audit adjustments	(338)	812	—
Intercompany distributions	16	2,239	—
Foreign equity compensation	338	234	254
Deemed repatriation of foreign earnings	—	(908)	908
Current year tax credits	(156)	(628)	(29)
Change in valuation allowances	3,737	73	—
Other	(132)	(102)	1,423

Provision for income taxes	$3,913	$3,736	$5,316

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective negative evidence to be evaluated in this assessment is whether there is a three-year cumulative loss incurred in jurisdictions where there are deferred tax assets. In jurisdictions where we have incurred a three-year cumulative loss, we recorded a valuation allowance against the corresponding net deferred tax assets in the third and fourth quarters in the amount of $3,737 in 2014. The amount of the deferred tax assets considered realizable, however, could be adjusted during the carryforward period if positive evidence such as current and expected future taxable income outweighs negative evidence.

In January 2013, the United States Congress authorized, and the President signed into law, legislation which retroactively changed federal tax laws for 2012. Since this legislation was enacted in 2013, the financial statement benefit from these changes, totaling $908, was reflected in the provision for income taxes in the consolidated statement of operations during the twelve months ended December 31, 2013.

Our deferred tax assets and liabilities at December 31, 2014 and 2013 consist of the following:

	2014	2013
		Restated
Deferred tax assets:
Net foreign operating loss carryforward	$6,932	$5,396
Inventory differences	2,337	2,373
Equity compensation	836	556
Investment in subsidiaries	935	1,147
Restructuring	1,265	—
Other, net	418	591
Gross deferred tax assets	12,723	10,063
Less valuation allowances	(3,032)	(75)
Total deferred tax assets	9,691	9,988

Deferred tax liabilities:
Purchased intangible assets	(9,813)	(12,445)
Depreciation and amortization	(2,476)	(1,676)
Other, net	(220)	(238)
Total deferred tax liabilities	(12,509)	(14,359)

Net deferred tax liabilities	$(2,818)	$(4,371)

As of December 31, 2014, we had loss carryforwards for tax purposes totaling approximately $41,390, comprised solely of foreign loss carryforwards which will be available to offset future taxable income due to laws in certain foreign jurisdictions. If not used, the foreign tax loss carryforwards generally may be carried forward indefinitely or have at least a ten-year carryforward period. We have analyzed the foreign net operating losses and placed valuation allowance on those where we have determined the realization is not more likely than not to occur.

As a result of stock-based compensation in December 31, 2014 we increased additional paid-in-capital by $106 for the tax impact and in December 31, 2013, and 2012, we decreased additional paid-in-capital by $907, and $453, respectively, for the tax impact.  To the extent these adjustments reduced taxes currently payable, they are not reflected in the current income tax provision for those years.

As of December 31, 2014, 2013 and 2012, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $37,772, $37,795 and $42,543, respectively.  Deferred income taxes have not been provided on this undistributed income, as we do not plan to initiate any action that would require the payment of U.S. income taxes on these earnings.  It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

At December 31, 2014 and 2013, the balance of unrecognized tax benefits was $0.  We recognize interest and penalties related to uncertain tax positions in operating expense.  As of December 31, 2014 and 2013, our accrual for interest and penalties related to uncertain tax positions was $0.

DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. No income tax examinations are currently in progress. Tax returns of our German subsidiaries were under routine examination by the German tax authorities for most of 2013. During 2013, German tax authorities proposed and we agreed to a settlement. The key provisions of the settlement resulted in a net reduction of the subsidiaries' loss carryforwards, which reduced the non-current deferred tax assets associated with these carryforwards that were recorded on our books.  Thus, we recorded an additional $812 in income tax expense to reflect these reductions. DMC’s U.S. Federal tax returns for the tax years 2011-2014 remain open to examination while most of DMC’s state tax returns remain open to examination for the tax years 2010-2014.  DMC’s foreign tax returns remain open to examination for the tax years 2009-2014.

8.      BUSINESS SEGMENTS

Our business is organized in the following two segments:  NobelClad and DynaEnergetics. The NobelClad segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers, and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries.  The DynaEnergetics segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories.

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

Due to the completed sale of AMK, as of December 31, 2014 the operating results of AMK have been classified as discontinued operations in all periods presented. All prior periods segment disclosures have been restated to conform to the 2014 presentation. Refer to Note 11 "Discontinued Operations" for further details.

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

Segment information is presented for the years ended December 31, 2014, 2013, and 2012 as follows:

	Year Ended December 31,
	2014	2013	2012
Net sales:
NobelClad	$97,108	$118,409	$115,333
DynaEnergetics	105,453	83,651	77,404

Consolidated net sales	$202,561	$202,060	$192,737

	Year Ended December 31,
	2014	2013	2012
Income before income taxes:
NobelClad	$2,155	$17,090	$17,439
DynaEnergetics	14,479	4,506	6,568

Segment operating income	16,634	21,596	24,007

Unallocated corporate expenses	(6,381)	(7,217)	(3,565)
Stock-based compensation	(3,588)	(3,401)	(4,443)
Other income (expense)	(313)	(528)	(32)
Interest expense	(551)	(648)	(832)
Interest income	38	7	13

Consolidated income before income taxes	$5,839	$9,809	$15,148

	Year Ended December 31,
	2014	2013	2012
Depreciation and Amortization:
NobelClad	$6,482	$6,118	$5,580
DynaEnergetics	6,672	6,150	5,648

Segment depreciation and amortization	$13,154	$12,268	$11,228

	Year Ended December 31,
	2014	2013	2012
Capital Expenditures:
NobelClad	$13,696	$2,425	$4,747
DynaEnergetics	7,366	13,022	10,386

Segment capital expenditures	21,062	15,447	15,133
Corporate and other	341	776	—

Consolidated capital expenditures	$21,403	$16,223	$15,133

	Year Ended December 31,
	2014	2013
Assets:
NobelClad	$93,383	$99,115
DynaEnergetics	103,914	112,919

Segment assets	197,297	212,034

Cash and cash equivalents	9,400	10,598
Prepaid expenses and other assets	6,438	6,170
Deferred tax assets	4,558	3,859
Corporate property, plant and equipment	1,636	1,585
Assets held for sale	—	6,299

Consolidated assets	$219,329	$240,545

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2014	2013
United States	$26,291	$28,501
Germany	21,210	12,703
Russia	9,556	10,152
France	4,440	5,801
Canada	1,655	2,230
Kazakhstan	461	438
Rest of the world	222	390

Total	$63,835	$60,215

All of our sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, France, Canada, Russia and Kazakhstan. The following represents our net sales based on the geographic location of the customer:

	For the Years Ended December 31,
	2014	2013	2012
United States	$91,009	$88,532	$71,155
Canada	23,532	18,142	21,083
Iraq	11,348	4,243	1,756
Russia	7,992	5,992	6,472
Germany	7,721	9,208	13,992
India	7,617	8,888	3,874
South Korea	7,362	11,642	9,469
France	5,478	3,756	6,249
China	1,800	606	7,986
Kazakhstan	1,551	2,513	2,359
Rest of the world	37,151	48,538	48,342

Total	$202,561	$202,060	$192,737

During the years ended December 31, 2014, 2013 and 2012, no one customer accounted for more than 10% of total net sales.

9. COMMITMENTS AND CONTINGENCIES

We lease certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable lease agreements. Future minimum rental commitments under non-cancelable leases are as follows:

Operating Leases
Year ended December 31 -
2015	$1,880
2016	1,349
2017	985
2018	852
2019	508
Thereafter	940

Total minimum payments	$6,514

Total rental expense included in continuing operations was $4,103, $3,838, and $3,146 for the years ended December 31, 2014, 2013, and 2012, respectively.

During 2008, we entered into a license agreement and a risk allocation agreement related to our U.S. NobelClad business.  These agreements, which were amended in 2012, provide us with the ability to perform our explosive shooting process at a second shooting site in Pennsylvania.  Future minimum payments required to be made by us under these agreements are as follows:

Year ended December 31 -
2015	$398
2016	398
2017	398
2018	398
2019	—
Thereafter	—

Total minimum payments	$1,592

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

11.      DISCONTINUED OPERATIONS

On October 1, 2014 DMC completed the sale of its AMK business. The net proceeds were $6,830, after final purchase price adjustments, and the purchase was financed through $4,330 in cash consideration and the issuance of a $2,500 90-day secured promissory note to the Company which was paid in full by December 31, 2014. The excess of the selling price over the carrying value of $1,476 was recorded in our Statement of Operations in the fourth quarter 2014. The operating results of AMK have been classified as discontinued operations in all periods presented.

Operating results of the discontinued operations (formerly included in the Oilfield Products segment) for the years ended December 31, 2014, 2013 and 2012 are summarized as follows:

	2014	2013	2012
Net sales	$4,540	$7,513	$8,830

Income (loss) from operations	$(76)	$719	$1,404
Tax provision	1	241	461

Income (loss) from operations, net of tax	$(77)	$478	$943

Gain on sale of discontinued operations	$1,476	$—	$—
Tax provision	758	—	—

Gain on sale of discontinued operations, net of tax	$718	$—	$—

The assets and liabilities of AMK have been reflected in assets and liabilities held for sale in the Condensed Consolidated Balance Sheet as of December 31, 2013 and are comprised of the following:

December 31, 2013
Cash	$19
Accounts receivable	930
Inventory	359
Prepaid expenses and other	6
Current deferred tax assets	67
Property, plant and equipment, net	4,801
Noncurrent deferred tax assets	117

Total assets	$6,299

Accounts payable	$101
Accrued expenses	63
Accrued employee compensation	254
Customer advances	6
Noncurrent deferred tax liabilities	402

Total liabilities	$826

12.      RESTRUCTURING

On October 23, 2014 we signed an agreement to purchase a manufacturing facility in the Siegerland region of Germany for $13,140.  The facility will significantly enhance NobelClad segment’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa. On October 27, 2014, management announced the plan to restructure its NobelClad European operations. Clad metal plate production will be shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site will be closed and its workers will be transferred to the new facility. We expect to incur total pretax restructuring and impairment charges of approximately $7,250 associated with this plan of which $6,781 ($5,135 after-tax) was incurred in the fourth quarter of 2014. The pretax restructuring charges recorded in the fourth quarter of 2014 included severance of $2,466, non-cash impairment charges of $3,946 primarily associated with the Wurgendorf facility and leasehold improvements at a leased facility in France, both of which are being closed under the consolidation program, and other exit costs of $369. The restructuring and impairment charges are reported in the “restructuring expenses” line item in our consolidated statement of operations for the the year ended December 31, 2014. We expect to incur additional restructuring charges of approximately $500 primarily related to equipment relocation in the first and second quarters of 2015. As of December 31, 2014 we recorded a liability for restructuring charges of $2,486 primarily related to accrued severance, which we will be paid out in 2015.

13.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

As more fully discussed in Note 3 “Restatement of Previously-Issued Financial Statements,” the following operating results for each of the eight fiscal quarters in the two year period ended December 31, 2014 (except for the current quarter ending December 31, 2014) have been restated to reflect adjustments to our previously-issued consolidated financial statements.

The "As Reported" financial statements reflect the financial results of AMK as discontinued operations due to the completed sale of AMK on October 1, 2014. See Note 11 "Discontinued Operations" for further details. For the years ended December 31, 2014 and 2013, AMK represented less than 5% of consolidated assets, consolidated sales and consolidated operating income.

The following tables summarize the impact of the restatement on our previously reported interim consolidated balance sheet for fiscal years 2014 and 2013 (in thousands, except share and per share data):

	March 31, 2014			March 31, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,131	$—	$9,131	$8,246	$—	$8,246
Accounts receivable, net of allowance for doubtful accounts of $459 and $440, respectively	35,973	—	35,973	31,948	—	31,948
Inventory, net	43,106	(54)	43,052	46,491	—	46,491
Prepaid expenses and other	6,142	(98)	6,044	5,956	(89)	5,867
Current deferred tax assets	2,424	16	2,440	1,587	2	1,589
Assets held for sale	6,276	—	6,276	5,402	—	5,402

Total current assets	103,052	(136)	102,916	99,630	(87)	99,543

PROPERTY, PLANT AND EQUIPMENT	100,208	—	100,208	85,896	—	85,896
Less - accumulated depreciation	(40,934)	202	(40,732)	(33,661)	—	(33,661)

Property, plant and equipment, net	59,274	202	59,476	52,235	—	52,235

GOODWILL, net	37,689	—	37,689	36,125	—	36,125

PURCHASED INTANGIBLE ASSETS, net	34,597	—	34,597	39,428	—	39,428

DEFERRED TAX ASSETS	552	44	596	1,060	(138)	922

OTHER ASSETS, net	1,711	—	1,711	529	—	529

TOTAL ASSETS	$236,875	$110	$236,985	$229,007	$(225)	$228,782

	March 31, 2014			March 31, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,438	$—	$13,438	$10,362	$—	$10,362
Accrued expenses	4,315	—	4,315	4,453	—	4,453
Dividend payable	557	—	557	547	—	547
Accrued income taxes	2,034	(102)	1,932	295	5	300
Accrued employee compensation and benefits	3,140	—	3,140	3,778	—	3,778
Customer advances	2,996	—	2,996	1,378	—	1,378
Current debt obligations	516	—	516	64	—	64
Current portion of capital lease obligations	10	—	10	50	—	50
Current deferred tax liabilities	404	—	404	155	—	155
Liabilities related to assets held for sale	758	—	758	543	—	543

Total current liabilities	28,168	(102)	28,066	21,625	5	21,630

LINES OF CREDIT	26,900	—	26,900	38,256	—	38,256

LONG-TERM DEBT	—	—	—	37	—	37

CAPITAL LEASE OBLIGATIONS	7	—	7	6	—	6

DEFERRED TAX LIABILITIES	7,566	158	7,724	8,344	(1,021)	7,323

OTHER LONG-TERM LIABILITIES	1,930	88	2,018	1,582	—	1,582

Total liabilities	64,571	144	64,715	69,850	(1,016)	68,834

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—	—	—	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,944,094 and 13,683,307 shares issued and outstanding, respectively	698	—	698	684	—	684
Additional paid-in capital	63,589	101	63,690	60,682	—	60,682
Retained earnings	114,480	(160)	114,320	107,769	919	108,688
Other cumulative comprehensive loss	(6,463)	25	(6,438)	(10,087)	(128)	(10,215)

Total DMC’s stockholders’ equity	172,304	(34)	172,270	159,048	791	159,839
Non-controlling interest	—	—	—	109	—	109

Total stockholders’ equity	172,304	(34)	172,270	159,157	791	159,948

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$236,875	$110	$236,985	$229,007	$(225)	$228,782

	June 30, 2014			June 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,643	$—	$8,643	$2,368	$—	$2,368
Accounts receivable, net of allowance for doubtful accounts of $504 and $471, respectively	38,409	—	38,409	39,959	—	39,959
Inventory, net	45,887	—	45,887	45,190	—	45,190
Prepaid expenses and other	7,218	(98)	7,120	5,504	(89)	5,415
Current deferred tax assets	2,532	16	2,548	1,944	2	1,946
Assets held for sale	6,155	—	6,155	6,206	—	6,206

Total current assets	108,844	(82)	108,762	101,171	(87)	101,084

PROPERTY, PLANT AND EQUIPMENT	102,564	—	102,564	90,651	—	90,651
Less - accumulated depreciation	(42,220)	202	(42,018)	(35,010)	—	(35,010)

Property, plant and equipment, net	60,344	202	60,546	55,641	—	55,641

GOODWILL, net	37,161	—	37,161	36,447	—	36,447

PURCHASED INTANGIBLE ASSETS, net	32,939	—	32,939	38,121	—	38,121

DEFERRED TAX ASSETS	792	(276)	516	458	(139)	319

OTHER ASSETS, net	1,868	—	1,868	505	—	505

TOTAL ASSETS	$241,948	$(156)	$241,792	$232,343	$(226)	$232,117

	June 30, 2014			June 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,689	$—	$9,689	$14,111	$—	$14,111
Accrued expenses	3,671	—	3,671	4,657	—	4,657
Dividend payable	559	—	559	549	—	549
Accrued income taxes	2,471	(154)	2,317	906	5	911
Accrued employee compensation and benefits	4,119	—	4,119	4,338	—	4,338
Customer advances	2,617	—	2,617	4,758	—	4,758
Current debt obligations	20	—	20	63	—	63
Current portion of capital lease obligations	5	—	5	45	—	45
Current deferred tax liabilities	417	—	417	155	—	155
Liabilities related to assets held for sale	742	—	742	820	—	820

Total current liabilities	24,310	(154)	24,156	30,402	5	30,407

LINES OF CREDIT	31,800	—	31,800	28,843	—	28,843

LONG-TERM DEBT	—	—	—	20	—	20

CAPITAL LEASE OBLIGATIONS	6	—	6	—	—	—

DEFERRED TAX LIABILITIES	7,186	554	7,740	8,050	(646)	7,404

OTHER LONG-TERM LIABILITIES	2,000	58	2,058	1,668	—	1,668

Total liabilities	65,302	458	65,760	68,983	(641)	68,342

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—	—	—	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,979,119 and 13,750,163 shares issued and outstanding, respectively	699	—	699	688	—	688
Additional paid-in capital	64,861	89	64,950	61,530	—	61,530
Retained earnings	116,808	(731)	116,077	110,659	545	111,204
Other cumulative comprehensive loss	(5,722)	28	(5,694)	(9,642)	(130)	(9,772)

Total DMC’s stockholders’ equity	176,646	(614)	176,032	163,235	415	163,650
Non-controlling interest	—	—	—	125	—	125

Total stockholders’ equity	176,646	(614)	176,032	163,360	415	163,775

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$241,948	$(156)	$241,792	$232,343	$(226)	$232,117

	September 30, 2014			September 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,932	$—	$14,932	$9,333	$—	$9,333
Accounts receivable, net of allowance for doubtful accounts of $599 and $340, respectively	30,923	—	30,923	30,394	—	30,394
Inventory, net	41,846	280	42,126	41,384	—	41,384
Prepaid expenses and other	7,161	(378)	6,783	3,977	(89)	3,888
Current deferred tax assets	5,583	16	5,599	2,513	2	2,515
Assets held for sale	6,011	—	6,011	6,610	—	6,610

Total current assets	106,456	(82)	106,374	94,211	(87)	94,124

PROPERTY, PLANT AND EQUIPMENT	100,305	—	100,305	95,717	—	95,717
Less - accumulated depreciation	(42,625)	202	(42,423)	(36,469)	—	(36,469)

Property, plant and equipment, net	57,680	202	57,882	59,248	—	59,248

GOODWILL, net	34,382	—	34,382	37,553	—	37,553

PURCHASED INTANGIBLE ASSETS, net	29,403	—	29,403	37,646	—	37,646

DEFERRED TAX ASSETS	439	(9)	430	397	(239)	158

OTHER ASSETS, net	1,236	—	1,236	499	—	499

TOTAL ASSETS	$229,596	$111	$229,707	$229,554	$(326)	$229,228

	September 30, 2014			September 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,104	$—	$9,104	$9,020	$—	$9,020
Accrued expenses	3,245	—	3,245	4,222	—	4,222
Dividend payable	559	—	559	550	—	550
Accrued income taxes	3,030	(58)	2,972	1,325	(88)	1,237
Accrued employee compensation and benefits	4,667	—	4,667	5,346	—	5,346
Customer advances	2,364	—	2,364	1,387	—	1,387
Current debt obligations	4	—	4	65	—	65
Current portion of capital lease obligations	5	—	5	33	—	33
Current deferred tax liabilities	435	—	435	274	—	274
Liabilities related to assets held for sale	721	—	721	765	—	765

Total current liabilities	24,134	(58)	24,076	22,987	(88)	22,899

LINES OF CREDIT	26,000	—	26,000	25,550	—	25,550

LONG-TERM DEBT	—	—	—	5	—	5

CAPITAL LEASE OBLIGATIONS	4	—	4	—	—	—

DEFERRED TAX LIABILITIES	8,641	866	9,507	8,084	(242)	7,842

OTHER LONG-TERM LIABILITIES	1,958	30	1,988	1,755	—	1,755

Total liabilities	60,737	838	61,575	58,381	(330)	58,051

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—	—	—	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 13,979,119 and 13,759,007 shares issued and outstanding, respectively	699	—	699	688	—	688
Additional paid-in capital	65,836	78	65,914	62,099	—	62,099
Retained earnings	118,745	(888)	117,857	113,670	167	113,837
Other cumulative comprehensive loss	(16,421)	83	(16,338)	(5,464)	(163)	(5,627)

Total DMC’s stockholders’ equity	168,859	(727)	168,132	170,993	4	170,997
Non-controlling interest	—	—	—	180	—	180

Total stockholders’ equity	168,859	(727)	168,132	171,173	4	171,177

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,596	$111	$229,707	$229,554	$(326)	$229,228

The following tables summarize the impact of the restatement on our previously reported interim consolidated statement of operations (in thousands, except per share data):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
NET SALES	$46,769	$—	$46,769	$44,836	$—	$44,836
COST OF PRODUCTS SOLD	32,203	(148)	32,055	32,047	—	32,047
Gross profit	14,566	148	14,714	12,789	—	12,789
COSTS AND EXPENSES:
General and administrative expenses	5,542	250	5,792	8,014	—	8,014
Selling and distribution expenses	4,223	—	4,223	4,030	—	4,030
Amortization of purchased intangible assets	1,616	—	1,616	1,585	—	1,585
Total costs and expenses	11,381	250	11,631	13,629	—	13,629
INCOME (LOSS) FROM OPERATIONS	3,185	(102)	3,083	(840)	—	(840)
OTHER INCOME (EXPENSE):
Other income (expense), net	(435)	—	(435)	296	—	296
Interest expense	(109)	—	(109)	(172)	—	(172)
Interest income	5	—	5	3	—	3
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	2,646	(102)	2,544	(713)	—	(713)
INCOME TAX PROVISION (BENEFIT)	692	49	741	(1,049)	108	(941)
INCOME FROM CONTINUING OPERATIONS	1,954	(151)	1,803	336	(108)	228
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations, net of tax	(316)	—	(316)	(93)	—	(93)
NET INCOME	1,638	(151)	1,487	243	(108)	135
Less: Net income attributable to non-controlling interest	—	—	—	28	—	28
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$1,638	$(151)	$1,487	$215	$(108)	$107

INCOME PER SHARE - BASIC:
Continuing operations	$0.14	$(0.01)	$0.13	$0.03	$(0.01)	$0.02
Discontinued operations	$(0.02)	$—	$(0.02)	$(0.01)	$—	$(0.01)
Net income	$0.12	$(0.01)	$0.11	$0.02	$(0.01)	$0.01
INCOME PER SHARE - DILUTED:
Continuing operations	$0.14	$(0.01)	$0.13	$0.03	$(0.01)	$0.02
Discontinued operations	$(0.02)	$—	$(0.02)	$(0.01)	$—	$(0.01)
Net income	$0.12	$(0.01)	$0.11	$0.02	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,644,239	—	13,644,239	13,509,792	—	13,509,792
Diluted	13,649,953	—	13,649,953	13,513,797	—	13,513,797

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$—	$0.04	$0.04	$—	$0.04

	Three months ended June 30, 2014			Three months ended June 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
NET SALES	$51,911	$—	$51,911	$55,554	$—	$55,554
COST OF PRODUCTS SOLD	36,067	(54)	36,013	39,155	—	39,155
Gross profit	15,844	54	15,898	16,399	—	16,399
COSTS AND EXPENSES:
General and administrative expenses	5,813	(42)	5,771	5,006	—	5,006
Selling and distribution expenses	4,733	—	4,733	4,310	—	4,310
Amortization of purchased intangible assets	1,617	—	1,617	1,568	—	1,568
Total costs and expenses	12,163	(42)	12,121	10,884	—	10,884
INCOME FROM OPERATIONS	3,681	96	3,777	5,515	—	5,515
OTHER INCOME (EXPENSE):
Other income (expense), net	332	—	332	(420)	—	(420)
Interest expense	(174)	—	(174)	(183)	—	(183)
Interest income	1	—	1	1	—	1
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	3,840	96	3,936	4,913	—	4,913
INCOME TAX PROVISION	1,172	667	1,839	1,768	373	2,141
INCOME FROM CONTINUING OPERATIONS	2,668	(571)	2,097	3,145	(373)	2,772
DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax	219	—	219	310	—	310
NET INCOME	2,887	(571)	2,316	3,455	(373)	3,082
Less: Net income attributable to non-controlling interest	—	—	—	15	—	15
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$2,887	$(571)	$2,316	$3,440	$(373)	$3,067

INCOME PER SHARE - BASIC:
Continuing operations	$0.19	$(0.04)	$0.15	$0.23	$(0.03)	$0.20
Discontinued operations	$0.02	$—	$0.02	$0.02	$—	$0.02
Net income	$0.21	$(0.04)	$0.17	$0.25	$(0.03)	$0.22
INCOME PER SHARE - DILUTED:
Continuing operations	$0.19	$(0.04)	$0.15	$0.23	$(0.03)	$0.20
Discontinued operations	$0.02	$—	$0.02	$0.02	$—	$0.02
Net income	$0.21	$(0.04)	$0.17	$0.25	$(0.03)	$0.22
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,672,457	—	13,672,457	13,526,623	—	13,526,623
Diluted	13,677,911	—	13,677,911	13,530,588	—	13,530,588

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$—	$0.04	$0.04	$—	$0.04

	Six months ended June 30, 2014			Six months ended June 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
NET SALES	$98,680	$—	$98,680	$100,390	$—	$100,390
COST OF PRODUCTS SOLD	68,269	(202)	68,067	71,203	—	71,203
Gross profit	30,411	202	30,613	29,187	—	29,187
COSTS AND EXPENSES:
General and administrative expenses	11,356	208	11,564	13,019	—	13,019
Selling and distribution expenses	8,956	—	8,956	8,340	—	8,340
Amortization of purchased intangible assets	3,232	—	3,232	3,153	—	3,153
Total costs and expenses	23,544	208	23,752	24,512	—	24,512
INCOME FROM OPERATIONS	6,867	(6)	6,861	4,675	—	4,675
OTHER INCOME (EXPENSE):
Other income (expense), net	(103)	—	(103)	(124)	—	(124)
Interest expense	(283)	—	(283)	(355)	—	(355)
Interest income	5	—	5	4	—	4
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	6,486	(6)	6,480	4,200	—	4,200
INCOME TAX PROVISION	1,864	716	2,580	719	482	1,201
INCOME FROM CONTINUING OPERATIONS	4,622	(722)	3,900	3,481	(482)	2,999
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax	(97)	—	(97)	217	—	217
NET INCOME	4,525	(722)	3,803	3,698	(482)	3,216
Less: Net income attributable to non-controlling interest	—	—	—	43	—	43
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$4,525	$(722)	$3,803	$3,655	$(482)	$3,173

INCOME PER SHARE - BASIC:
Continuing operations	$0.33	$(0.05)	$0.28	$0.25	$(0.04)	$0.21
Discontinued operations	$(0.01)	$—	$(0.01)	$0.02	$—	$0.02
Net income	$0.32	$(0.05)	$0.27	$0.27	$(0.04)	$0.23
INCOME PER SHARE - DILUTED:
Continuing operations	$0.33	$(0.05)	$0.28	$0.25	$(0.04)	$0.21
Discontinued operations	$(0.01)	$—	$(0.01)	$0.02	$—	$0.02
Net income	$0.32	$(0.05)	$0.27	$0.27	$(0.04)	$0.23
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,668,223	—	13,668,223	13,523,028	—	13,523,028
Diluted	13,673,807	—	13,673,807	13,527,011	—	13,527,011

DIVIDENDS DECLARED PER COMMON SHARE	$0.08	$—	$0.08	$0.08	$—	$0.08

	Three months ended September 30, 2014			Three months ended September 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
NET SALES	$51,886	$—	$51,886	$52,331	$—	$52,331
COST OF PRODUCTS SOLD	36,803	—	36,803	36,229	—	36,229
Gross profit	15,083	—	15,083	16,102	—	16,102
COSTS AND EXPENSES:
General and administrative expenses	5,503	(40)	5,463	5,672	—	5,672
Selling and distribution expenses	4,639	—	4,639	3,658	—	3,658
Amortization of purchased intangible assets	1,575	—	1,575	1,581	—	1,581
Total costs and expenses	11,717	(40)	11,677	10,911	—	10,911
INCOME FROM OPERATIONS	3,366	40	3,406	5,191	—	5,191
OTHER INCOME (EXPENSE):
Other income (expense), net	472	—	472	(247)	—	(247)
Interest expense	(137)	—	(137)	(129)	—	(129)
Interest income	1	—	1	1	—	1
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	3,702	40	3,742	4,816	—	4,816
INCOME TAX PROVISION	1,224	196	1,420	1,460	378	1,838
INCOME FROM CONTINUING OPERATIONS	2,478	(156)	2,322	3,356	(378)	2,978
DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax	20	—	20	255	—	255
NET INCOME	2,498	(156)	2,342	3,611	(378)	3,233
Less: Net income attributable to non-controlling interest	—	—	—	49	—	49
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$2,498	$(156)	$2,342	$3,562	$(378)	$3,184

INCOME PER SHARE - BASIC:
Continuing operations	$0.18	$(0.01)	$0.17	$0.24	$(0.03)	$0.21
Discontinued operations	$—	$—	$—	$0.02	$—	$0.02
Net income	$0.18	$(0.01)	$0.17	$0.26	$(0.03)	$0.23
INCOME PER SHARE - DILUTED:
Continuing operations	$0.18	$(0.01)	$0.17	$0.24	$(0.03)	$0.21
Discontinued operations	$—	$—	$—	$0.02	$—	$0.02
Net income	$0.18	$(0.01)	$0.17	$0.26	$(0.03)	$0.23
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,688,649	—	13,688,649	13,540,394	—	13,540,394
Diluted	13,690,174	—	13,690,174	13,544,665	—	13,544,665

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$—	$0.04	$0.04	$—	$0.04

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
NET SALES	$150,566	$—	$150,566	$152,720	$—	$152,720
COST OF PRODUCTS SOLD	105,073	(202)	104,871	107,431	—	107,431
Gross profit	45,493	202	45,695	45,289	—	45,289
COSTS AND EXPENSES:
General and administrative expenses	16,858	169	17,027	18,694	—	18,694
Selling and distribution expenses	13,596	—	13,596	11,997	—	11,997
Amortization of purchased intangible assets	4,808	—	4,808	4,734	—	4,734
Total costs and expenses	35,262	169	35,431	35,425	—	35,425
INCOME FROM OPERATIONS	10,231	33	10,264	9,864	—	9,864
OTHER INCOME (EXPENSE):
Other income (expense), net	369	—	369	(371)	—	(371)
Interest expense	(420)	—	(420)	(484)	—	(484)
Interest income	6	—	6	5	—	5
INCOME BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	10,186	33	10,219	9,014	—	9,014
INCOME TAX PROVISION	3,088	912	4,000	2,179	860	3,039
INCOME FROM CONTINUING OPERATIONS	7,098	(879)	6,219	6,835	(860)	5,975
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax	(77)	—	(77)	473	—	473
NET INCOME	7,021	(879)	6,142	7,308	(860)	6,448
Less: Net income attributable to non-controlling interest	—	—	—	92	—	92
NET INCOME ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$7,021	$(879)	$6,142	$7,216	$(860)	$6,356

INCOME PER SHARE - BASIC:
Continuing operations	$0.51	$(0.06)	$0.45	$0.49	$(0.06)	$0.43
Discontinued operations	$(0.01)	$—	$(0.01)	$0.03	$—	$0.03
Net income	$0.50	$(0.06)	$0.44	$0.52	$(0.06)	$0.46
INCOME PER SHARE - DILUTED:
Continuing operations	$0.51	$(0.06)	$0.45	$0.49	$(0.06)	$0.43
Discontinued operations	$(0.01)	$—	$(0.01)	$0.03	$—	$0.03
Net income	$0.50	$(0.06)	$0.44	$0.52	$(0.06)	$0.46
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,676,730	—	13,676,730	13,528,880	—	13,528,880
Diluted	13,681,790	—	13,681,790	13,532,973	—	13,532,973

DIVIDENDS DECLARED PER COMMON SHARE	$0.12	$—	$0.12	$0.12	$—	$0.12

	Three months ended December 31, 2014	Three months ended December, 2013
	As Reported	As Reported	Adjustments	Restated
NET SALES	$51,995	$49,339	$—	$49,339
COST OF PRODUCTS SOLD	36,271	36,495	—	36,495
Gross profit	15,724	12,844	—	12,844
COSTS AND EXPENSES:
General and administrative expenses	6,740	5,980	—	5,980
Selling and distribution expenses	4,509	4,138	—	4,138
Amortization of purchased intangible assets	1,295	1,614	—	1,614
Restructuring expenses	6,781	—	—	—
Total costs and expenses	19,325	11,732	—	11,732
INCOME (LOSS) FROM OPERATIONS	(3,601)	1,112	—	1,112
OTHER INCOME (EXPENSE):
Other income (expense), net	(682)	(157)	—	(157)
Interest expense	(132)	(164)	—	(164)
Interest income	32	2	—	2
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	(4,383)	793	—	793
INCOME TAX PROVISION (BENEFIT)	(87)	522	176	698
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,296)	271	(176)	95
DISCONTINUED OPERATIONS:
Income from operations of discontinued operations, net of tax	—	6	—	6
Gain on sale of discontinued operations, net of tax	718	—	—	—
Income from discontinued operations	718	6	—	6
NET INCOME (LOSS)	(3,578)	277	(176)	101

INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$(0.32)	$0.02	$(0.01)	$0.01
Discontinued operations	$0.05	$—	$—	$—
Net income	$(0.27)	$0.02	$(0.01)	$0.01
INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$(0.32)	$0.02	$(0.01)	$0.01
Discontinued operations	$0.05	$—	$—	$—
Net income	$(0.27)	$0.02	$(0.01)	$0.01
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,696,399	13,543,007	—	13,543,007
Diluted	13,697,821	13,549,288	—	13,549,288

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$—	$0.04

The following tables summarize the impact of the restatement on our previously reported interim consolidated statements of comprehensive income (loss) for the fiscal years 2014 and 2013 (in thousands):

	Three months ended March 31, 2014			Three months ended March 31, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income including non-controlling interest	$1,638	$(151)	$1,487	$243	$(108)	$135

Change in cumulative foreign currency translation adjustment	(2,233)	(221)	(2,454)	(3,627)	8	(3,619)

Total comprehensive loss	(595)	(372)	(967)	(3,384)	(100)	(3,484)

Comprehensive income attributable to non-controlling interest	—	—	—	25	—	25

Comprehensive loss attributable to Dynamic Materials Corporation	$(595)	$(372)	$(967)	$(3,409)	$(100)	$(3,509)

	Three months ended June 30, 2014			Three months ended June 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income including non-controlling interest	$2,887	$(571)	$2,316	$3,455	$(373)	$3,082

Change in cumulative foreign currency translation adjustment	741	3	744	446	(3)	443

Total comprehensive income	3,628	(568)	3,060	3,901	(376)	3,525

Comprehensive income attributable to non-controlling interest	—	—	—	16	—	16

Comprehensive income attributable to Dynamic Materials Corporation	$3,628	$(568)	$3,060	$3,885	$(376)	$3,509

	Six months ended June 30, 2014			Six months ended June 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income including non-controlling interest	$4,525	$(722)	$3,803	$3,698	$(482)	$3,216

Change in cumulative foreign currency translation adjustment	(1,492)	(218)	(1,710)	(3,181)	6	(3,175)

Total comprehensive income	3,033	(940)	2,093	517	(476)	41

Comprehensive income attributable to non-controlling interest	—	—	—	41	—	41

Comprehensive income attributable to Dynamic Materials Corporation	$3,033	$(940)	$2,093	$476	$(476)	$—

	Three months ended September, 2014			Three months ended September 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income including non-controlling interest	$2,498	$(156)	$2,342	$3,611	$(378)	$3,233

Change in cumulative foreign currency translation adjustment	(10,701)	54	(10,647)	4,183	(33)	4,150

Total comprehensive income (loss)	(8,203)	(102)	(8,305)	7,794	(411)	7,383

Comprehensive income attributable to non-controlling interest	—	—	—	55	—	55

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$(8,203)	$(102)	$(8,305)	$7,739	$(411)	$7,328

	Nine months ended September 30, 2014			Nine months ended September 30, 2013
	As Reported	Adjustments	Restated	As Reported	Adjustments	Restated
Net income including non-controlling interest	$7,021	$(879)	$6,142	$7,308	$(860)	$6,448

Change in cumulative foreign currency translation adjustment	(12,191)	(163)	(12,354)	1,003	(27)	976

Total comprehensive income (loss)	(5,170)	(1,042)	(6,212)	8,311	(887)	7,424

Comprehensive income attributable to non-controlling interest	—	—	—	96	—	96

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$(5,170)	$(1,042)	$(6,212)	$8,215	$(887)	$7,328

The following tables summarize the impact of the restatement on our previously reported interim consolidated statement of cash flows for fiscal years 2014 and 2013 (in thousands):

	Three months ended March 31, 2014
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,638	$(151)	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	316	—	316
Depreciation (including capital lease amortization)	1,826	(202)	1,624
Amortization of purchased intangible assets	1,616	—	1,616
Amortization of deferred debt issuance costs	25	—	25
Stock-based compensation	555	162	717
Deferred income tax benefit	612	58	670
Change in:
Accounts receivable, net	1,570	—	1,570
Inventory, net	(2,513)	54	(2,459)
Prepaid expenses and other	(1,867)	—	(1,867)
Accounts payable	(1,051)	—	(1,051)
Customer advances	1,980	—	1,980
Accrued expenses and other liabilities	(1,291)	140	(1,151)

Net cash flows provided by continuing operations	3,416	61	3,477
Net cash flows used in discontinued operations	(298)	—	(298)
Net cash provided by operating activities	3,118	61	3,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,994)	—	(1,994)
Change in other non-current assets	32	—	32

Net cash flows used in continuing operations	(1,962)	—	(1,962)
Net cash flows used in discontinued operations	(63)	—	(63)
Net cash used in investing activities	(2,025)	—	(2,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(1,863)	—	(1,863)
Payment on loans with former owners of LRI	(15)	—	(15)
Payment on capital lease obligations	(15)	—	(15)
Payment of dividends	(550)	—	(550)
Net proceeds from issuance of common stock to employees and directors	22	—	22
Excess tax benefit from stock-based compensation	87	(61)	26

Net cash used in financing activities	(2,334)	(61)	(2,395)

EFFECTS OF EXCHANGE RATES ON CASH	(226)	—	(226)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,467)	—	(1,467)

CASH AND CASH EQUIVALENTS, beginning of the period	10,598	—	10,598

CASH AND CASH EQUIVALENTS, end of the period	$9,131	$—	$9,131

	Six months ended June 30, 2014
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,525	$(722)	$3,803
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	97	—	97
Depreciation (including capital lease amortization)	3,581	(202)	3,379
Amortization of purchased intangible assets	3,232	—	3,232
Amortization of deferred debt issuance costs	51	—	51
Stock-based compensation	1,591	150	1,741
Deferred income tax benefit	72	776	848
Loss on disposal of property, plant and equipment	5	—	5
Change in:
Accounts receivable, net	(858)	—	(858)
Inventory, net	(5,000)	—	(5,000)
Prepaid expenses and other	(2,873)	—	(2,873)
Accounts payable	(4,778)	—	(4,778)
Customer advances	1,613	—	1,613
Accrued expenses and other liabilities	(645)	59	(586)

Net cash flows provided by continuing operations	613	61	674
Net cash flows provided by discontinued operations	48	—	48
Net cash provided by operating activities	661	61	722

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,123)	—	(4,123)
Change in other non-current assets	(59)	—	(59)

Net cash flows used in continuing operations	(4,182)	—	(4,182)
Net cash flows used in discontinued operations	(85)	—	(85)
Net cash used in investing activities	(4,267)	—	(4,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	2,555	—	2,555
Payment on loans with former owners of LRI	(31)	—	(31)
Payment on capital lease obligations	(22)	—	(22)
Payment of dividends	(1,108)	—	(1,108)
Net proceeds from issuance of common stock to employees and directors	234	—	234
Excess tax benefit from stock-based compensation	112	(61)	51

Net cash provided by financing activities	1,740	(61)	1,679

EFFECTS OF EXCHANGE RATES ON CASH	(89)	—	(89)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,955)	—	(1,955)

CASH AND CASH EQUIVALENTS, beginning of the period	10,598	—	10,598

CASH AND CASH EQUIVALENTS, end of the period	$8,643	$—	$8,643

	Nine months ended September 30, 2014
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,021	$(879)	$6,142
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	77	—	77
Depreciation (including capital lease amortization)	5,406	(202)	5,204
Amortization of purchased intangible assets	4,808	—	4,808
Amortization of deferred debt issuance costs	76	—	76
Stock-based compensation	2,565	139	2,704
Deferred income tax benefit	(608)	863	255
Loss on disposal of property, plant and equipment	6	—	6
Change in:
Accounts receivable, net	5,342	—	5,342
Inventory, net	(3,012)	280	(2,732)
Prepaid expenses and other	(3,146)	(267)	(3,413)
Accounts payable	(5,084)	—	(5,084)
Customer advances	1,445	—	1,445
Accrued expenses and other liabilities	683	127	810

Net cash flows provided by continuing operations	15,579	61	15,640
Net cash flows provided by discontinued operations	239	—	239
Net cash provided by operating activities	15,818	61	15,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(6,472)	—	(6,472)
Change in other non-current assets	373	—	373

Net cash flows used in continuing operations	(6,099)	—	(6,099)
Net cash flows used in discontinued operations	(120)	—	(120)
Net cash used in investing activities	(6,219)	—	(6,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(3,213)	—	(3,213)
Payment on loans with former owners of LRI	(47)	—	(47)
Payment on capital lease obligations	(23)	—	(23)
Payment of dividends	(1,667)	—	(1,667)
Net proceeds from issuance of common stock to employees and directors	234	—	234
Excess tax benefit from stock-based compensation	113	(61)	52

Net cash used in financing activities	(4,603)	(61)	(4,664)

EFFECTS OF EXCHANGE RATES ON CASH	(662)	—	(662)

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,334	—	4,334

CASH AND CASH EQUIVALENTS, beginning of the period	10,598	—	10,598

CASH AND CASH EQUIVALENTS, end of the period	$14,932	$—	$14,932

	Three months ended March 31, 2013
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$243	$(108)	$135
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations, net of tax	93	—	93
Depreciation (including capital lease amortization)	1,272	—	1,272
Amortization of purchased intangible assets	1,585	—	1,585
Amortization of deferred debt issuance costs	25	—	25
Stock-based compensation	1,422	—	1,422
Deferred income tax benefit	130	173	303
Loss on disposal of property, plant and equipment	21	—	21
Change in:
Accounts receivable, net	2,784	—	2,784
Inventory, net	619	—	619
Prepaid expenses and other	(952)	—	(952)
Accounts payable	(596)	—	(596)
Customer advances	55	—	55
Accrued expenses and other liabilities	(916)	(65)	(981)

Net cash flows provided by continuing operations	5,785	—	5,785
Net cash flows provided by discontinued operations	559	—	559
Net cash provided by operating activities	6,344	—	6,344

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,366)	—	(4,366)
Change in other non-current assets	45	—	45

Net cash flows used in continuing operations	(4,321)	—	(4,321)
Net cash flows used in discontinued operations	(87)	—	(87)
Net cash used in investing activities	(4,408)	—	(4,408)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(202)	—	(202)
Payment on loans with former owners of LRI	(16)	—	(16)
Payment on capital lease obligations	(13)	—	(13)
Payment of dividends	(540)	—	(540)
Excess tax benefit from stock-based compensation	(890)	—	(890)

Net cash used in financing activities	(1,661)	—	(1,661)

EFFECTS OF EXCHANGE RATES ON CASH	(247)	—	(247)

NET INCREASE IN CASH AND CASH EQUIVALENTS	28	—	28

CASH AND CASH EQUIVALENTS, beginning of the period	8,218	—	8,218

CASH AND CASH EQUIVALENTS, end of the period	$8,246	$—	$8,246

	Six months ended June 30, 2013
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,698	$(482)	$3,216
Adjustments to reconcile net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(217)	—	(217)
Depreciation (including capital lease amortization)	2,583	—	2,583
Amortization of purchased intangible assets	3,153	—	3,153
Amortization of deferred debt issuance costs	51	—	51
Stock-based compensation	2,057	—	2,057
Deferred income tax benefit	229	547	776
Loss on disposal of property, plant and equipment	21	—	21
Change in:
Accounts receivable, net	(5,193)	—	(5,193)
Inventory, net	1,960	—	1,960
Prepaid expenses and other	(545)	—	(545)
Accounts payable	3,105	—	3,105
Customer advances	3,434	—	3,434
Accrued expenses and other liabilities	409	(65)	344

Net cash flows provided by continuing operations	14,745	—	14,745
Net cash flows provided by discontinued operations	680	—	680
Net cash provided by operating activities	15,425	—	15,425

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(9,301)	—	(9,301)
Change in other non-current assets	192	—	192

Net cash flows used in continuing operations	(9,109)	—	(9,109)
Net cash flows used in discontinued operations	(425)	—	(425)
Net cash used in investing activities	(9,534)	—	(9,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(9,811)	—	(9,811)
Payment on loans with former owners of LRI	(32)	—	(32)
Payment on capital lease obligations	(25)	—	(25)
Payment of dividends	(1,088)	—	(1,088)
Net proceeds from issuance of common stock to employees and directors	163	—	163
Excess tax benefit from stock-based compensation	(836)	—	(836)

Net cash used in financing activities	(11,629)	—	(11,629)

EFFECTS OF EXCHANGE RATES ON CASH	(112)	—	(112)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(5,850)	—	(5,850)

CASH AND CASH EQUIVALENTS, beginning of the period	8,218	—	8,218

CASH AND CASH EQUIVALENTS, end of the period	$2,368	$—	$2,368

	Nine months ended September 30, 2013
	As Reported	Adjustments	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,308	$(860)	$6,448
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	(473)	—	(473)
Depreciation (including capital lease amortization)	4,004	—	4,004
Amortization of purchased intangible assets	4,734	—	4,734
Amortization of deferred debt issuance costs	76	—	76
Stock-based compensation	2,685	—	2,685
Deferred income tax benefit	(126)	1,018	892
Loss on disposal of property, plant and equipment	5	—	5
Change in:
Accounts receivable, net	4,868	—	4,868
Inventory, net	6,588	—	6,588
Prepaid expenses and other	1,031	—	1,031
Accounts payable	(2,208)	—	(2,208)
Customer advances	21	—	21
Accrued expenses and other liabilities	1,303	(158)	1,145

Net cash flows provided by continuing operations	29,816	—	29,816
Net cash flows provided by discontinued operations	655	—	655
Net cash provided by operating activities	30,471	—	30,471

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(13,426)	—	(13,426)
Change in other non-current assets	209	—	209

Net cash flows used in continuing operations	(13,217)	—	(13,217)
Net cash flows used in discontinued operations	(604)	—	(604)
Net cash used in investing activities	(13,821)	—	(13,821)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(13,252)	—	(13,252)
Payment on loans with former owners of LRI	(47)	—	(47)
Payment on capital lease obligations	(39)	—	(39)
Payment of dividends	(1,637)	—	(1,637)
Net proceeds from issuance of common stock to employees and directors	163	—	163
Excess tax benefit from stock-based compensation	(895)	—	(895)

Net cash used in financing activities	(15,707)	—	(15,707)

EFFECTS OF EXCHANGE RATES ON CASH	172	—	172

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,115	—	1,115

CASH AND CASH EQUIVALENTS, beginning of the period	8,218	—	8,218

CASH AND CASH EQUIVALENTS, end of the period	$9,333	$—	$9,333

14.      SUBSEQUENT EVENTS

Amended Credit Facility

On February 23, 2015, we entered into a five-year $150,000 syndicated credit agreement (“credit facility”) which amended and replaced in its entirety our prior syndicated credit facility entered into on December 11, 2011. The new credit facility allows for revolving loans of $90,000 in US dollars, $10,000 in alternate currencies and a $50,000 US dollar term loan facility. The term loan facility is available in a single advance and expires 364 days after the February 23, 2015 closing date. If drawn, the term loan is amortizable in quarterly installments as follows: 10% of principal is due in each of years one and two, 20% of principal is due in each of years three and four and 30% of principal is due in year five with the remaining balance due at maturity. The new facility has a $100,000 accordion feature to increase the commitments in any of the three previous loan classes subject to approval by applicable lenders. We entered into the credit facility with a syndicate of four banks, with JP Morgan Chase Bank, N.A. acting as administrative agent for the U.S. and Canadian dollar loans and JP Morgan Europe Ltd. acting as administrative agent for the Euro and other alternate currency loans. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.

Borrowings under the $90,000 revolving loan and $50,000 term loan can be in the form of Alternate Base Rate loans (“ABR” borrowings are based on the greater of adjusted Prime rates, adjusted CD rates, or adjusted Federal Funds rates) or one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. ABR loans bear interest at the defined ABR rate plus an applicable margin (varying from 0.25% to 1.25%) and LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.25% to 2.25%).

Borrowings under the $10,000 Alternate Currency revolving loans can be in Canadian Dollars, Euros, Pounds Sterling and any other currency that is freely transferable and convertible to U.S. Dollars. Alternative currency borrowings denominated in Canadian Dollars shall be comprised of Canadian Dealer Offered Rate (“CDOR”) Loans or Canadian Prime Loans, at our option, and bear interest at the CDOR rate plus applicable margin (varying from 1.25% to 2.25%) or the applicable Canadian Prime Rate plus an applicable margin (varying from 0.25% to 1.25%), respectively. Alternative currency borrowings denominated in Euros shall be comprised of Euro Interbank Offered Rate (“EURIBOR”) loans and bear interest at the EURIBOR rate plus an applicable margin (varying from 1.25% to 2.25%). Alternative currency borrowings denominated in any other alternate currency shall be comprised of Eurocurrency loans and bear interest at the LIBOR rate plus an applicable margin (varying from 1.25% to 2.25%).

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

DynaEnergetics Restructuring

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2014, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. North America perforating gun manufacturing will be consolidated at DynaEnergetics existing gun facility in Whitney, Texas. We also are exiting several other distribution centers in Texas and Colombia. The Colombia market will continue to be served but from our existing facilities in Texas. Two new centralized distribution centers will replace the smaller and less efficient distribution centers being closed. In the first half of 2015, we expect to incur restructuring and impairment charges of approximately $1,500 to $2,500 related to these actions.

Corporate Restructuring

In the first quarter of 2015, we restructured our corporate office by eliminating several positions and two non-employee director positions. We expect to incur restructuring charges of approximately $1,500 to $2,000 in the first quarter of 2015 associated with severance and acceleration of unvested stock awards.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2013.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation and as a result of the material weakness in internal control over financial reporting as set forth below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2014. Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control over Financial Reporting

The management of Dynamic Materials Corporation and subsidiaries (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2014 based on the 2013 framework in "Internal Control – Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, our internal controls over financial reporting were not effective due to a material weakness in our controls over deferred income tax accounting for certain foreign entities. More specifically, the calculation of deferred tax positions for certain foreign entities was based on inappropriate methods and supporting data. The controls over reconciliation and review of income tax accounting did not identify the inappropriate methods and supporting data used in the computations. The matter was discovered during the course of the 2014 external audit of the accounts and related controls. As a result of the significance of the accounting errors resulting from the deficient controls, the financial statements for 2013 and 2012 have been restated.

DMC’s internal control over financial reporting as of December 31, 2014, has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which expressed an adverse opinion and is included elsewhere herein.

Remediation Efforts to Address Material Weakness

We are currently evaluating the controls and procedures we will design and put in place to remediate this material weakness. These controls and procedures may include the following:

•	Revise, as necessary, the process and internal controls to compile and review deferred tax account balances and their impact on the income tax provision.

•	Add internal and external resources focused on the preparation and review of the tax accounts.

•	Provide income tax accounting training.

We are in the process of remediating this material weakness by executing upon the above actions. The actions that we are taking are subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take and our initiatives may not prove to be successful in remediating this material weakness. Management believes the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fourth quarter of 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Kevin Longe
Kevin Longe
President and Chief Executive Officer
March 13, 2015

/s/ Michael Kuta
Michael Kuta
Chief Financial Officer
March 13, 2015

Report of Independent Registered Public Accounting Firm

The Stockholders and the
Board of Directors of Dynamic Materials Corporation

We have audited Dynamic Materials Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Dynamic Materials Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified and reported a material weakness in controls related to the Company’s accounting for income tax expense and related deferred tax assets and liabilities for certain foreign entities. As a result of the material weakness and resulting accounting errors, the financial statements for 2013 and 2012 have been restated.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2014 financial statements, and this report does not affect our report dated March 16, 2015, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Dynamic Materials Corporation has not maintained effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

/s/ Ernst & Young LLP
Denver, Colorado
March 16, 2015

ITEM 9B.             Other Information

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2014.

ITEM 11.                                         Executive Compensation

Item 11 incorporates information by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2014.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2014.

For information regarding securities authorized for issuance under our equity compensation plans see the Proxy Statement for our 2014 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2014.

ITEM 14.                                         Principal Accounting Fees and Services

Item 14 incorporates information by reference to our Proxy Statement for the 2015 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2014.

PART IV

ITEM 15.                                         Exhibits and Financial Statement Schedules

(a)(1)                  Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(a)(2)                  Financial Statement Schedules

See Schedule II beginning on page 84 of this Annual Report on Form 10-K.

(a)(3)                  Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 29, 2014).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 4.2 to the Company’s Quarterly report on Form 10-Q/A filed with the Commission on May 14, 2004).
10.1
Second Amended and Restated Credit Agreement dated as of February 23, 2015, by and among the Company, the borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as London agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, KeyBank National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent.

10.2
Employment Agreement, dated as of March 1, 2013, by and between the Company and Kevin Longe (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed with the Commission on March 14, 2013). *

10.3	Employment Offer Letter dated February 23, 2014, from the Company to Michael L. Kuta (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 31, 2014).*
10.4
Agreement, dated as of January 18, 2013, by and between the Company and Richard A. Santa (incorporated by reference to Exhibit 10.3 to the Company's Form 10-K filed with the Commission on March 14, 2013). *

10.5
Dynamic Materials Corporation 2006 Stock Incentive Plan, as amended by Amendment No. 1 to Dynamic Materials Corporation 2006 Stock Inventive Plan dated March 11, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2014).*

10.6	Dynamic Materials Corporation Performance-Based Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on May 24, 2013). *
10.7	Dynamic Materials Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 24, 2014).*
10.8	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.9	Form of Non-Executive Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on January 24, 2011). *
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

DYNAMIC MATERIALS CORPORATION

March 16, 2015	By:	/s/ Michael Kuta
Michael Kuta
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin Longe	President and Chief Executive Officer	March 16, 2015
Kevin Longe	(Principal Executive Officer)

/s/ Michael Kuta	Chief Financial Officer	March 16, 2015
Michael Kuta	(Principal Financial and Accounting Officer)

/s/ Gerard Munera	Chairman and Director	March 16, 2015
Gerard Munera

/s/ David Aldous	Director	March 16, 2015
David Aldous

	Director	March 16, 2015
Yvon Pierre Cariou

/s/ Robert A. Cohen	Director	March 16, 2015
Robert A. Cohen

/s/ James J. Ferris	Director	March 16, 2015
James J. Ferris

/s/ Richard P. Graff	Director	March 16, 2015
Richard P. Graff

/s/ Bernard Hueber	Director	March 16, 2015
Bernard Hueber

	Director	March 16, 2015
Rolf Rospek

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES
INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2014

PAGE
Schedule II (a)	111
Schedule II (b)	111
Schedule II (c)	111

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income	Accounts receivable written off	Other Adjustments	Balance at end of period
Year ended -

December 31, 2012	$424	$63	$(10)	$(71)	$406

December 31, 2013	$406	$221	$(13)	$(195)	$419

December 31, 2014	$419	$140	$—	$(17)	$542

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
WARRANTY RESERVE

	Balance at beginning of period	Additions charged to income	Repairs allowed	Other Adjustments	Balance at end of period
Year ended -

December 31, 2012	$540	$172	$(101)	$(190)	$421

December 31, 2013	$421	$—	$(117)	$(116)	$188

December 31, 2014	$188	$162	$(216)	$(4)	$130

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES
SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
INVENTORY RESERVE

	Balance at beginning of period	Additions charged to income	Inventory write-offs	Other Adjustments	Balance at end of period
Year ended -

December 31, 2012	$157	$856	$(676)	—	$337

December 31, 2013	$337	$2,714	$(1,322)	—	$1,729

December 31, 2014	$1,729	$1,606	$(77)	(141)	$3,117