Form 10-Q
period 2015-03-31
DYNAMIC MATERIALS CORP
filed 2015-04-28
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

The number of shares of Common Stock outstanding was 14,141,943 as of April 28, 2015.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,939	$9,400
Accounts receivable, net of allowance for doubtful accounts of $975 and $542, respectively	29,920	35,501
Inventory, net	42,888	40,101
Prepaid expenses and other	6,349	6,123
Current deferred tax assets	3,618	3,971

Total current assets	95,714	95,096

PROPERTY, PLANT AND EQUIPMENT	106,061	109,733
Less - accumulated depreciation	(45,644)	(45,898)

Property, plant and equipment, net	60,417	63,835

GOODWILL, net	29,139	32,762

PURCHASED INTANGIBLE ASSETS, net	23,567	26,734

DEFERRED TAX ASSETS	1,125	587

OTHER ASSETS, net	1,114	315

TOTAL ASSETS	$211,076	$219,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$12,006	$14,076
Accrued expenses	6,180	5,638
Dividend payable	566	559
Accrued income taxes	2,757	3,770
Accrued employee compensation and benefits	4,466	4,582
Customer advances	1,968	3,510
Current deferred tax liabilities	321	373

Total current liabilities	28,264	32,508

LINES OF CREDIT	32,355	22,782

DEFERRED TAX LIABILITIES	6,285	7,003

OTHER LONG-TERM LIABILITIES	1,854	2,121

Total liabilities	68,758	64,414

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,146,109 and 13,997,076 shares issued and outstanding, respectively	707	700
Additional paid-in capital	68,144	67,088
Retained earnings	110,780	113,723
Other cumulative comprehensive loss	(37,313)	(26,596)

Total stockholders’ equity	142,318	154,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$211,076	$219,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2015	2014
NET SALES	$40,819	$46,769
COST OF PRODUCTS SOLD	30,116	32,055
Gross profit	10,703	14,714
COSTS AND EXPENSES:
General and administrative expenses	6,038	5,792
Selling and distribution expenses	4,878	4,223
Amortization of purchased intangible assets	1,017	1,616
Restructuring expenses	1,996	—
Total costs and expenses	13,929	11,631
INCOME (LOSS) FROM OPERATIONS	(3,226)	3,083
OTHER INCOME (EXPENSE):
Other income (expense), net	1,124	(435)
Interest expense	(182)	(109)
Interest income	3	5
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,281)	2,544
INCOME TAX PROVISION	96	741
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,377)	1,803
DISCONTINUED OPERATIONS:
Loss from operations of discontinued operations, net of tax	—	(316)
NET INCOME (LOSS)	$(2,377)	$1,487

INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$(0.17)	$0.13
Discontinued operations	$—	$(0.02)
Net income	$(0.17)	$0.11
INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$(0.17)	$0.13
Discontinued operations	$—	$(0.02)
Net income	$(0.17)	$0.11
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,822,231	13,644,239
Diluted	13,822,231	13,649,953

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2015	2014
Net income (loss)	$(2,377)	$1,487

Change in cumulative foreign currency translation adjustment	(10,717)	(2,454)

Total comprehensive loss	$(13,094)	$(967)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2015
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 31, 2014	13,997,076	$700	$67,088	$113,723	$(26,596)	$154,915
Net loss	—	—	—	(2,377)	—	(2,377)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(10,717)	(10,717)
Shares issued in connection with stock compensation plans	149,033	7	3	—	—	10
Tax impact of stock-based compensation	—	—	(184)	—	—	(184)
Stock-based compensation	—	—	1,237	—	—	1,237
Dividends declared	—	—	—	(566)	—	(566)
Balances, March 31, 2015	14,146,109	$707	$68,144	$110,780	$(37,313)	$142,318

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014
(Amounts in Thousands)
(unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,377)	$1,487
Adjustments to reconcile net income to net cash provided by operating activities:
Loss from discontinued operations	—	316
Depreciation (including capital lease amortization)	1,655	1,624
Amortization of purchased intangible assets	1,017	1,616
Amortization of deferred debt issuance costs	73	25
Stock-based compensation	724	717
Excess tax benefit from stock-based compensation	(23)	(26)
Deferred income tax provision (benefit)	(311)	670
Restructuring and impairment charges	1,996	—
Cash payments for restructuring charges	(72)	—
Change in:
Accounts receivable, net	3,979	1,570
Inventory, net	(4,933)	(2,459)
Prepaid expenses and other	(618)	(1,867)
Accounts payable	(2,122)	(1,051)
Customer advances	(1,301)	1,980
Accrued expenses and other liabilities	(1,519)	(1,125)
Net cash flows provided by (used in) continuing operations	(3,832)	3,477
Net cash flows used in discontinued operations	—	(298)
Net cash provided by (used in) operating activities	(3,832)	3,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(891)	(1,994)
Change in other non-current assets	—	32
Net cash flows used in continuing operations	(891)	(1,962)
Net cash flows used in discontinued operations	—	(63)
Net cash used in investing activities	(891)	(2,025)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	10,142	(1,863)
Payment on loans with former owners of LRI	—	(15)
Payment on capital lease obligations	(1)	(15)
Payment of dividends	(559)	(550)
Payment of deferred debt issuance costs	(868)	—
Net proceeds from issuance of common stock to employees and directors	10	22
Excess tax benefit from stock-based compensation	23	26
Net cash provided by (used in) financing activities	8,747	(2,395)

EFFECTS OF EXCHANGE RATES ON CASH	(485)	(226)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	3,539	(1,467)
CASH AND CASH EQUIVALENTS, beginning of the period	9,400	10,598
CASH AND CASH EQUIVALENTS, end of the period	$12,939	$9,131

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2014.

2014 Sale of AMK Technical Services

On October 1 2014, DMC completed the sale of its AMK Technical Services ("AMK") business. The operating results of AMK have been classified as discontinued operations in all period presented. See Note 9 "Discontinued Operations" for additional disclosures regarding this sale.

NobelClad Restructuring

On October 27, 2014, management announced a plan to restructure its NobelClad European operations. Clad metal plate production is being shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

DynaEnergetics Restructuring

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2014, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. North America perforating gun manufacturing will be consolidated at DynaEnergetics existing gun facility in Whitney, Texas. We also are exiting several other distribution centers in Texas and Colombia. The Colombia market will now be served directly from our existing facilities in Texas. Two new centralized distribution centers will replace the smaller and less efficient distribution centers being closed. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

Corporate Restructuring

In the first quarter of 2015, we restructured our corporate office by eliminating certain positions. Additionally, two of our nine board of directors will not stand for re-election at our Annual meeting in May 2015, and we intend to continue with a seven-member board. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

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

Computation and reconciliation of earnings per common share are as follows:

	Three months ended March 31,
	2015	2014
Numerator:
Income (loss) from continuing operations	$(2,377)	$1,803
Less income allocated to RSAs	—	(30)
Income (loss) from continuing operations allocated to common stock for EPS calculation	(2,377)	1,773
Loss from discontinued operations	—	(316)
Net income (loss) allocated to common stock for EPS calculation	$(2,377)	$1,457

Denominator:
Weighted average common shares outstanding - basic	13,822,231	13,644,239
Dilutive stock-based compensation plans	—	5,714
Weighted average common shares outstanding - diluted	13,822,231	13,649,953

Income (loss) per share - Basic:
Continuing operations	$(0.17)	$0.13
Discontinued operations	—	(0.02)
Net income allocated to common stock for EPS calculation	$(0.17)	$0.11

Income (loss) per share - Diluted:
Continuing operations	$(0.17)	$0.13
Discontinued operations	—	(0.02)
Net income allocated to common stock for EPS calculation	$(0.17)	$0.11

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and lines of credit approximate their fair value.

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

In April 2014, the FASB issued an accounting standards update which changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2014, however, early adoption is permitted. Any future disposals will be accounted for under this standard.

In April 2015, the FASB issued an accounting standards update to revise the presentation of debt issuance costs. Under this pronouncement, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred debt issuance costs will continue to be included in interest expense. The pronouncement, which is to be applied retrospectively to all prior periods, is effect for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.

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

Inventories consist of the following at March 31, 2015 and December 31, 2014 and include reserves of $3,162 and $3,117, respectively:

	March 31, 2015	December 31, 2014
Raw materials	$17,093	$15,208
Work-in-process	10,242	11,528
Finished goods	15,017	12,782
Supplies	536	583

	$42,888	$40,101

4.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	NobelClad	DynaEnergetics	Total
Goodwill balance at December 31, 2014	$19,418	$13,344	$32,762
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(71)	(125)	(196)
Adjustment due to exchange rate differences	(1,994)	(1,433)	(3,427)

Goodwill balance at March 31, 2015	$17,353	$11,786	$29,139

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2015:

	Gross	Accumulated Amortization	Net
Core technology	$18,456	$(6,805)	$11,651
Customer relationships	37,151	(25,644)	11,507
Trademarks / Trade names	1,978	(1,569)	409

Total intangible assets	$57,585	$(34,018)	$23,567

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2014:

	Gross	Accumulated Amortization	Net
Core technology	$20,667	$(7,360)	$13,307
Customer relationships	40,195	(27,270)	12,925
Trademarks / Trade names	2,216	(1,714)	502

Total intangible assets	$63,078	$(36,344)	$26,734

The change in the gross value of our purchased intangible assets from December 31, 2014 to March 31, 2015 was due to foreign currency translation.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of March 31, 2015 and December 31, 2014, customer advances totaled $1,968 and $3,510, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
Syndicated credit agreement:
U.S. Dollar revolving loan	$24,000	$19,500
Euro revolving loan	8,355	3,282

Long-term lines of credit	$32,355	$22,782

Syndicated Credit Agreement

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

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of March 31, 2015, we were in compliance with all financial covenants and other provisions of our debt agreements.

8.      BUSINESS SEGMENTS

Our business is organized into two segments:  NobelClad and DynaEnergetics. The NobelClad segment uses explosives to perform metal cladding and shock synthesis of industrial diamonds. The most significant product of this group is clad metal which is used in the fabrication of pressure vessels, heat exchangers, and transition joints for various industries, including upstream oil and gas, oil refinery, petrochemicals, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries.  The DynaEnergetics segment manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories.

Due to the completed sale of AMK in 2014, the operating results of AMK have been classified as discontinued operations in all periods presented. All prior periods segment disclosures have been conformed to the 2015 presentation. Refer to Note 9 "Discontinued Operations" for further details.
The accounting policies of all of the segments are the same as those described in the summary of significant accounting policies included herein and in our Annual Report on Form 10-K for the year ended December 31, 2014.  Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is presented for the three months ended March 31, 2015 and 2014 as follows:

	Three months ended March 31,
	2015	2014
Net sales:
NobelClad	$23,944	$24,564
DynaEnergetics	16,875	22,205

Consolidated net sales	$40,819	$46,769

	Three months ended March 31,
	2015	2014
Income (loss) before income taxes:
NobelClad	$1,821	$1,289
DynaEnergetics	(794)	4,140

Segment operating income	1,027	5,429

Unallocated corporate expenses	(3,016)	(1,629)
Stock-based compensation	(1,237)	(717)
Other income (expense)	1,124	(435)
Interest expense	(182)	(109)
Interest income	3	5

Income (loss) before income taxes, discontinued operations and non-controlling interest	$(2,281)	$2,544

	Three months ended March 31,
	2015	2014
Depreciation and amortization:
NobelClad	$1,157	$1,732
DynaEnergetics	1,515	1,508

Segment depreciation and amortization	$2,672	$3,240

During the three months ended March 31, 2015 and 2014, no one customer accounted for more than 10% of total net sales.

9.      DISCONTINUED OPERATIONS

On October 1, 2014, DMC completed the sale of its AMK business. The net proceeds were $6,830, after final purchase price adjustments. We received $4,330 in cash consideration at closing and a $2,500 90-day secured promissory note, which was paid in full by December 31, 2014. The excess of the selling price over the carrying value of $1,476 was recorded in our Statement of Operations in the fourth quarter 2014. The operating results of AMK have been classified as discontinued operations in all periods presented.
Operating results of the discontinued operations (formerly included with DynaEnergetics in the Oilfield Products segment) for the three months ended March 31, 2014 included net sales of $1,270 and loss from discontinued operations of $316, net of tax of $106.

10.      RESTRUCTURING

NobelClad Restructuring
In October 2014, we signed an agreement to purchase a manufacturing facility in Liebenscheid, Germany and completed the purchase in November 2014.  The facility significantly enhances NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  The plant became operational in the second quarter of 2015. In October 2014, management announced a plan to restructure its NobelClad European operations. Clad metal plate production is being be shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site will be closed and its workers will be transferred to the new facility. We incurred pretax restructuring and impairment charges of $6,781 in the fourth quarter of 2014 and $54 in the first quarter of 2015. We expect to incur additional restructuring charges of approximately $500 primarily related to equipment moving costs.

DynaEnergetics Restructuring
In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2014, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. North America perforating gun manufacturing will be consolidated at DynaEnergetics existing gun facility in Whitney, Texas. We also are exiting several other distribution centers in Texas and Colombia. The Colombia market will now be served directly from our existing facilities in Texas. Two new centralized distribution centers will replace the distribution centers being closed. We incurred pretax restructuring and impairment charges of $382 in the first quarter of 2015 and expect to incur additional pretax restructuring charges of approximately $500 to $1,000 related to these actions.
Corporate Restructuring
In the first quarter of 2015, we restructured our corporate office by eliminating certain positions. We incurred restructuring charges of approximately $1,560 in the first quarter of 2015 associated with severance and acceleration of unvested stock awards. Additionally, two of our nine board of directors will not stand for re-election at our Annual meeting in May 2015, and we intend to continue with a seven-member board.

Total restructuring and impairment charges incurred to date for these programs are as follows and are reported in the “restructuring expenses” line item in our consolidated statement of operations:

	Three months ended March 31, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	39	—	11	—	4	54
DynaEnergetics	146	202	—	32	2	382
Corporate	1,560	—	—	—	—	1,560

Total	$1,745	$202	$11	$32	$6	$1,996

The changes to the restructuring liability associated with these programs is summarized below:

	Balance at December 31, 2014	Expense	Payments	Currency Adjustments	Balance at March 31, 2015
Severance	2,406	1,233	(45)	(262)	3,332
Contract termination costs	44	11	(11)	(5)	39
Equipment moving costs	—	32	(1)	—	31
Other exit costs	36	6	(15)	(4)	23

Total	$2,486	$1,282	$(72)	$(271)	$3,425

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2014.

Unless stated otherwise, all currency amounts in this discussion are presented in thousands (000s).

Executive Overview

Our business is organized into two segments:  NobelClad and DynaEnergetics.  For the three months ended March 31, 2015, NobelClad accounted for 59% of our net sales while DynaEnergetics accounted for 41% of our net sales.

On October 1, 2014 we completed the sale of our AMK Technical Services ("AMK") business. We have reflected the results of AMK as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, historical consolidated statements of operations included in the Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation.

In October 2014, we signed an agreement to purchase a manufacturing facility in Liebenscheid, Germany and completed the purchase in November 2014.  The facility significantly enhances NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  The plant became operational in the second quarter of 2015. In October 2014, management announced a plan to restructure its NobelClad European operations. Clad metal plate production is being shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany.

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2014, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. North America perforating gun manufacturing will be consolidated at DynaEnergetics existing gun facility in Whitney, Texas. We also are exiting several other distribution centers in Texas and Colombia. The Colombia market will now be served directly from our existing facilities in Texas. Two new centralized distribution centers will replace the smaller and less efficient distribution centers being closed.

In the first quarter of 2015, we restructured our corporate office by eliminating certain positions. Additionally, two of our nine board of directors will not stand for re-election at our Annual meeting in May 2015, and we intend to continue with a seven-member board.

Our consolidated net sales for the three months ended March 31, 2015 decreased by $5,950, or 12.7%, compared to the same period in 2014.  Sales decreased $5,330 (24.0%) in our DynaEnergetics segment and decreased $620 (2.5%) in our NobelClad segment.  Excluding the $1,996 impact of restructuring expenses in the first quarter of 2015, we reported a consolidated loss from operations of $1,230 compared to consolidated income of $3,083 in the same period of 2014. The $4,313 decline in consolidated income from operations was due to a $4,551 decrease in DynaEnergetics operating income and a $348 increase in aggregate unallocated corporate expenses and stock-based compensation, offset by a $586 improvement in NobelClad's operating income. Consolidated operating income for the three months ended March 31, 2015 and 2014 includes amortization expense of $1,017 and $1,616, respectively. We reported a net loss of $2,377 for the first quarter of 2015 compared to net income of $1,487 for the same period of 2014.

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

NobelClad Backlog

We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. Our NobelClad backlog decreased to $39,412 at March 31, 2015 from $41,244 at December 31, 2014.

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net sales

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Net sales	$40,819	$46,769	$(5,950)	(12.7)%

Our consolidated net sales for the first quarter of 2015 decreased 12.7% to $40,819 from $46,769 for the first quarter of 2014.  This $5,950 sales decline includes unfavorable foreign currency exchange translation of $3,709 primarily related to the strengthening of the U.S. dollar against the foreign currencies in which we operate and the impact of a steep decline in the North American rig count and capital spending cuts by exploration and production companies on our DynaEnergetics segment.

NobelClad sales decreased 2.5% to $23,944 (59% of total sales) for the three months ended March 31, 2015 from $24,564 (53% of total sales) for the same period of 2014. The decline in NobelClad sales includes unfavorable foreign currency exchange translation of $2,133 and reflects the timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders. Our NobelClad backlog of $41,244 as of December 31, 2014 was higher than the December 31, 2013 backlog of $36,930.

DynaEnergetics contributed $16,875 (41% of total sales) to first quarter 2015 sales, a decrease of 24.0% from sales of $22,205 (47% of total sales) in the first quarter of 2014. This $5,330 sales decline was due to the steep decline in the North American rig count and capital spending cuts by exploration and production companies and includes unfavorable foreign currency exchange translation of $1,576.

Gross profit

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Gross profit	$10,703	$14,714	$(4,011)	(27.3)%
Consolidated gross profit margin rate	26.2%	31.5%

Our consolidated first quarter 2015 gross profit decreased by 27.3% to $10,703 from $14,714 for the three months ended March 31, 2015. Our first quarter 2015 consolidated gross profit margin rate decreased to 26.2% from 31.5% in the first quarter of 2014. In the aggregate, gross profit margin was down compared to prior year due to a lower proportion of sales in DynaEnergetics relative to NobelClad and unfavorable price/product mix in DynaEnergetics.

NobelClad's gross profit margin decreased slightly from 19.2% in the first quarter of 2014 to 19.0% in the first quarter of 2015. DynaEnergetics' gross profit margin decreased to 36.7% in the first quarter of 2015 from 45.2% in the first quarter of 2014 due to unfavorable price/product mix.

General and administrative expenses

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
General and administrative expenses	$6,038	$5,792	$246	4.2%
Percentage of net sales	14.8%	12.4%

General and administrative expenses increased by $246, or 4.2%, to $6,038 for the three months ended March 31, 2015 from $5,792 for the same period of 2014. The increase includes $450 incremental audit and legal expenses associated with the restatement of previously-issued financial statements included in our 2014 Form 10-K and an aggregate increase of $99 in salaries, benefits and payroll taxes partially offset by a $180 decrease in recruiting and relocation expenses and a $110 decrease in other outside and professional services. As a percentage of net sales, general and administrative expenses increased to 14.8% in the first quarter of 2015 from 12.4% in the first quarter of 2014.

Selling and distribution expenses

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Selling and distribution expenses	$4,878	$4,223	$655	15.5%
Percentage of net sales	12.0%	9.0%

 Our selling and distribution expenses increased by 15.5% to $4,878 in the first quarter of 2015 from $4,223 in the first quarter of 2014 primarily due to a $421 increase in bad debt expense and $161 aggregate increase in salaries, benefits and payroll taxes.  As a percentage of net sales, selling and distribution expenses increased to 12.0% in the first quarter of 2015 from 9.0% in the first quarter of 2014.

Our consolidated selling and distribution expenses for the three months ended March 31, 2015 include $1,328 and $3,478, respectively, for our NobelClad and DynaEnergetics business segments as compared to $1,649 and $2,527, respectively, for the first quarter of 2014. The higher level of selling and distribution expenses in our DynaEnergetics segment reflects the need, particularly in North America, to maintain strategically located distribution centers to serve our customers.

Amortization expense

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Amortization of purchased intangible assets	$1,017	$1,616	$(599)	(37.1)%
Percentage of net sales	2.5%	3.5%

Amortization expense primarily relates to intangible assets in connection with acquisitions in our DynaEnergetics segment.  The $599 decrease in first quarter 2015 amortization expenses reflects a decrease in amortization expense associated with NobelClad's customer relationships, which were fully amortized as of December 31, 2014 and the impact of foreign currency translation.  Amortization expense for the three months ended March 31, 2015 includes $735, $241, and $41 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended March 31, 2014 includes $1,275, $292 and $49 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Restructuring expenses

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Restructuring expenses	$1,996	$—	$1,996	N/A
Percentage of net sales	4.9%	—%

Restructuring expenses relate to restructuring programs for NobelClad, DynaEnergetics and our Corporate office. In the fourth quarter of 2014 we made the decision to consolidate our NobelClad European operations. Clad metal plate production is being shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to a new manufacturing facility in Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site is being closed and its workers are in the process of being transferred to the new facility. NobelClad recognized $54 of restructuring expenses in the first quarter of 2015 which included severance of $39, contract termination costs of $11 and other exit costs of $4.

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2014, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. North America perforating gun manufacturing will be consolidated at DynaEnergetics existing gun facility in Whitney, Texas. We also are exiting several other distribution centers in Texas and Colombia. The Colombia market will now be served directly from our existing facilities in Texas. Two new centralized distribution centers will replace the smaller and less efficient distribution centers being closed. In the first quarter of 2015, DynaEnergetics incurred restructuring expenses of $382 which included non-cash asset impairment charges of $202, severance of $146, equipment moving costs of $32 and $2 in other exit costs.

In the first quarter of 2015, we also restructured our corporate office by eliminating certain positions. Restructuring charges of $1,560 were recognized and consisted of severance of $1,047 and accelerated stock-based compensation expense of $513.

Operating income (loss)

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Operating income (loss)	$(3,226)	$3,083	$(6,309)	(204.6)%

We reported an operating loss of $3,226 in the first quarter of 2015 compared to operating income of $3,083 in the same period of 2014. Excluding the impact of restructuring expenses, we had an operating loss of $1,230 in 2015, a decrease of $4,313. Our operating results (after excluding restructuring expenses) for the first quarters of 2015 and 2014 include $1,969 and $1,628, respectively, of unallocated corporate expenses and $724 and $717, respectively, of stock-based compensation expense. These expenses are not allocated to our business segments and thus are not included in the below 2015 and 2014 operating income totals for NobelClad and DynaEnergetics.

The decrease (after excluding restructuring expenses) in our consolidated operating income for the three months ended March 31, 2015 reflects a decrease in operating income of $4,551 in our DynaEnergetics segment, an increase in unallocated corporate expenses of $341 and a increase in stock-based compensation expense of $7, partially offset by an increase in operating income of $586 in our NobelClad segment.

NobelClad's operating income of $1,821 in the first quarter of 2015 increased 41.3% from $1,289 in the first quarter of 2014. Excluding the impact of $54 in restructuring expenses, NobelClad reported operating income of $1,875 in the first quarter of 2015. Operating results of NobelClad for the three months ended March 31, 2015 and 2014 include $96 and $547, respectively, of amortization expense of purchased intangible assets. The increase in operating income for the quarter was primarily attributable to lower operating expenses.

DynaEnergetics reported an operating loss of $794 in the first quarter of 2015, a change of 119.2% from operation income of $4,139 in the first quarter of 2014.  Excluding the impact of $382 in restructuring expenses, DynaEnergetics reported an operating loss of $412 in 2015. DynaEnergetics' operating results for the three months ended March 31, 2015 and 2014 include $921 and $1,069, respectively, of amortization expense of purchased intangible assets. The decrease in operating income for the quarter was largely attributable to the decline in sales volumes and gross margin percentage as discussed above as well as additional bad debt expense of $511 recorded in the first quarter of 2015.

Other income (expense), net

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Other income (expense), net	$1,124	$(435)	$1,559	N/A

 Net other income was $1,124 in the first quarter of 2015 compared to net other expense of $435 in the first quarter of 2014.  Our first quarter 2015 net other income of $1,124 included net realized and unrealized foreign exchange gains of $1,064.  Our first quarter 2014 net other expense of $435 included net realized and unrealized foreign exchange losses of $448.

Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Interest income (expense), net	$(179)	$(104)	$(75)	72.1%

Net interest expense was $179 in the first quarter of 2015 compared to net interest expense of $104 in the first quarter of 2014. The increase reflects loans fees associated with our new credit agreement.

Income tax provision

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Income tax provision	$96	$741	$(645)	(87.0)%
Effective tax rate	(4.2)%	29.1%

We recorded an income tax provision of $96 in the first quarter of 2015 compared with $741 in the same period of 2014. Our 2015 effective tax rate of 4.2% includes the effect of recording valuation allowances against deferred tax assets of $459 as described below. Our 2014 effective tax rate was 29.1%. Our consolidated income tax provision for the first quarter of 2015 and 2014 included income tax benefits of $530 and $628, respectively, related to U.S. taxes, with the remainder relating to net foreign tax provisions of $626 in 2015 and $1,369 in 2014, respectively, associated with our foreign operations and holding companies.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective negative evidence to be evaluated in this assessment is whether there is a three-year cumulative loss incurred in jurisdictions where there are deferred tax assets. We have incurred a three-year cumulative loss in several foreign jurisdictions, where we have foreign tax loss carryforwards. As a result, we recorded a valuation allowance against the corresponding net deferred tax assets in these jurisdictions over the last three quarters. The amount of the deferred tax assets considered realizable, however, could be adjusted during the carryforward period if positive evidence such as current and expected future taxable income outweighs negative evidence.

Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. Fluctuations in our consolidated effective tax rate also reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year.

Discontinued Operations

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Loss from operations of discontinued operations, net of tax	$—	$(316)	$316	(100.0)%

On October 1, 2014 we completed the sale of our AMK business. The net proceeds were $6,830, after final purchase price adjustments. We received $4,330 in cash consideration at closing and a $2,500 90-day secured promissory note, which was paid in full by December 31, 2014.

Net sales for AMK were $1,270 for the three months ended March 31, 2014. AMK had a loss from discontinued operations of $316, net of tax of $106, for the first quarter of 2014.

Adjusted EBITDA

	Three Months Ended March 31,			Percentage
	2015	2014	Change	Change
Adjusted EBITDA	$2,166	$7,040	$(4,874)	(69.2)%

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets, restructuring charges and stock-based compensation expense for the three months ended March 31, 2015 and 2014 was $5,392 and $3,957, respectively.  These aggregate charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our two business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  In addition, during 2014, our management incentive awards were based, in part, upon the amount of EBITDA achieved during the year. A portion of the equity incentive awards granted in 2015 to our named executive officers will be based on the amount of Adjusted EBITDA achieved in 2015 and 2016. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended March 31,
	2015	2014
Net income (loss) attributable to DMC	$(2,377)	$1,487
Loss from operations from discontinued operations	—	316
Interest expense	182	109
Interest income	(3)	(5)
Provision for income taxes	96	741
Depreciation	1,655	1,624
Amortization of purchased intangible assets	1,017	1,616
EBITDA	570	5,888
Restructuring expenses	1,996	—
Stock-based compensation	724	717
Other (income) expense, net	(1,124)	435
Adjusted EBITDA	$2,166	$7,040

Adjusted EBITDA decreased by 69.2% to $2,166 in the first quarter of 2015 from $7,040 in the first quarter of 2014 primarily due to the decline in first quarter 2015 operating income.

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

Debt facilities

On February 23, 2015, we entered into a five-year $150,000 syndicated credit agreement ("credit facility") which amended and replaced in its entirety our prior syndicated credit facility entered into on December 11, 2011. The new credit facility allows for revolving loans of $90,000 in US dollars, $10,000 in alternate currencies and a $50,000 US dollar term loan facility. The term loan facility is available in a single advance and expires 364 days after the February 23, 2015 closing date. If drawn, the term loan is amortizable in quarterly installments as follows: 10% of principal is due in each of years one and two, 20% of principal is due in each of years three and four and 30% of principal is due in year five with the remaining balance due at maturity. The new facility has a $100,000 accordion feature to increase the commitments in any of the three previous loan classes subject to approval by applicable lenders. Our prior credit facility provided revolving loan availability of $36,000, 16,000 Euros and 1,500 Canadian Dollars. We also maintain a line of credit with a German bank for certain DYNAenergetics operations. This line of credit provides a borrowing capacity of 4,000 Euros.

As of March 31, 2015, U.S. dollar revolving loans of $24,000 and Euro revolving loans of $8,355 were outstanding under our credit facility.  While we had approximately $70,474 of available revolving credit loan capacity and $50,000 of term loan capacity as of March 31, 2015 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our credit facility, the leverage ratio and debt service coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the three months ended March 31, 2015 and the year ended December 31, 2014, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of March 31, 2015, the maximum leverage ratio permitted by our credit facility was 3.0 to 1.0. The actual leverage ratio as of March 31, 2015 was 1.21 to 1.0. The maximum leverage ratio permitted as of June 30, September 30 and December 31, 2015 is 3.0 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and the lesser of $8,000 or 100% of depreciation expense to Debt Service Charges.  Consolidated EBITDA is defined above and Debt Service Charges equals the sum of cash interest expense and scheduled principal payments of Consolidated Funded Indebtedness.  For the trailing twelve months ended March 31, 2015, the minimum debt service coverage ratio permitted by our credit facility was 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2015 was 30.30 to 1.0. The minimum debt service coverage ratio permitted for the twelve month periods ending June 30, September 30 and December 31, 2015 is 1.35 to 1.0.

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of March 31, 2015, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2014.

Cash flows from operating activities

Net cash used in operating activities was $3,832 for the three months ended March 31, 2015. This compares to net cash provided by operating activities of $3,179 for the same period in 2014 which consisted of net cash flows from continuing operations of $3,477 and net cash flows used in discontinued operations of $298. The year-over-year decline in continuing operating cash flows of $7,011 was driven by a decline in net income of $3,864 and a $3,560 net increase in working capital. We experienced unfavorable net working capital changes of $6,512 in the first first quarter of 2015 compared to unfavorable changes in net in working capital of $2,952 in the same period of 2014. Unfavorable changes in our 2015 net working capital included an increase in inventories and prepaid expenses of $4,933 and $618, respectively, and a decrease of $2,122, $1,517 and $1,301 in accounts payable, accrued expenses and other liabilities and customer advances, respectively. These unfavorable changes were partly offset by a $3,979 decrease in accounts receivable. The inventory increase was driven by the unanticipated rapid decline in DynaEnergetics demand and an inventory build to support specific customer orders.

 Net cash provided by operating activities was $3,179 for the three months ended March 31, 2014 which consisted of net cash flows provided by continuing operations of $3,477 and net cash flows used in discontinued operations of $298. The year-over-year decline of continuing operating cash flows of $2,308 was driven by a $3,907 net increase in working capital. We experienced unfavorable net working capital changes of $2,978 in the first first quarter of 2014. Unfavorable changes in our 2014 net working capital included an increase in inventories and prepaid expenses of $2,459 and $1,867, respectively, and a decrease of $1,051 and $1,151 in accounts payable and accrued expenses and other liabilities, respectively. These unfavorable changes were partly offset by a $1,570 decrease in accounts receivable and a $1,980 increase in customer advances. All working capital changes relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

Cash flows from investing activities

Net cash flows used in investing activities for the three months ended March 31, 2015 totaled $891. Net cash flows used in investing activities consisted entirely of capital expenditures.

Net cash flows used in investing activities for the three months ended March 31, 2014 totaled $2,025 and consisted of cash flows used in investing activities of continuing operations of $1,962 and $63 of net cash flows used in investing activities of discontinued operations. Net cash flows used in investing activities of continuing operations consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for three months ended March 31, 2015 totaled $8,747, which included net borrowings on bank lines of credit of $10,142 and payment of quarterly dividends of $559.

Net cash flows used in financing activities for the three months ended March 31, 2014 totaled $2,395, which included net repayments on bank lines of credit of $1,863 and payment of quarterly dividends of $550.

Payment of Dividends

On February 18, 2015, our board of directors declared a quarterly cash dividend of $0.04 per share which was paid on April 15, 2015.  The dividend totaled $566 and was payable to shareholders of record as of March 31, 2015.  We also paid a quarterly cash dividend of $0.04 per share in the first quarter of 2014.

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

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in our Annual Report filed on Form 10-K for the year ended December 31, 2014.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 4.  Controls and Procedures

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, we identified a material weakness related to deferred income tax accounting for certain foreign entities. More specifically, the calculation of deferred tax positions for certain foreign entities was based on inappropriate methods and supporting data. The controls over reconciliation and review of income tax accounting did not identify the inappropriate methods and supporting data used in the computations. We are currently evaluating the controls and procedures we will design and put in place to remediate this material weakness. These controls and procedures may include the following:

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

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, which includes the material weakness identified at December 31, 2014 discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  There have been no other changes in our internal controls during the quarter ended March 31, 2015 or in other factors that could materially affect our internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	April 28, 2015	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)