Form 10-Q
period 2015-06-30
DYNAMIC MATERIALS CORP
filed 2015-07-28
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

The number of shares of Common Stock outstanding was 14,192,682 as of July 28, 2015.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,889	$9,400
Accounts receivable, net of allowance for doubtful accounts of $624 and $542, respectively	35,518	35,501
Inventory, net	43,227	40,101
Prepaid expenses and other	7,111	6,123
Current deferred tax assets	4,974	3,971

Total current assets	101,719	95,096

PROPERTY, PLANT AND EQUIPMENT	107,925	109,733
Less - accumulated depreciation	(46,636)	(45,898)

Property, plant and equipment, net	61,289	63,835

GOODWILL, net	29,574	32,762

PURCHASED INTANGIBLE ASSETS, net	22,990	26,734

DEFERRED TAX ASSETS	2,670	587

OTHER ASSETS, net	1,253	315

TOTAL ASSETS	$219,495	$219,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$16,615	$14,076
Accrued expenses	5,307	5,638
Dividend payable	567	559
Accrued income taxes	4,004	3,770
Accrued employee compensation and benefits	3,269	4,582
Customer advances	1,094	3,510
Current deferred tax liabilities	317	373

Total current liabilities	31,173	32,508

LINES OF CREDIT	33,711	22,782

DEFERRED TAX LIABILITIES	8,749	7,003

OTHER LONG-TERM LIABILITIES	1,990	2,121

Total liabilities	75,623	64,414

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,196,015 and 13,997,076 shares issued and outstanding, respectively	710	700
Additional paid-in capital	69,087	67,088
Retained earnings	108,894	113,723
Other cumulative comprehensive loss	(34,819)	(26,596)

Total stockholders’ equity	143,872	154,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$219,495	$219,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
NET SALES	$44,741	$51,911	$85,560	$98,680
COST OF PRODUCTS SOLD	32,156	36,013	62,272	68,067
Gross profit	12,585	15,898	23,288	30,613
COSTS AND EXPENSES:
General and administrative expenses	5,561	5,771	11,599	11,564
Selling and distribution expenses	4,958	4,733	9,836	8,956
Amortization of purchased intangible assets	1,013	1,617	2,030	3,232
Restructuring expenses	1,116	—	3,112	—
Total costs and expenses	12,648	12,121	26,577	23,752
INCOME (LOSS) FROM OPERATIONS	(63)	3,777	(3,289)	6,861
OTHER INCOME (EXPENSE):
Other income (expense), net	40	332	1,164	(103)
Interest expense	(263)	(174)	(445)	(283)
Interest income	1	1	4	5
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(285)	3,936	(2,566)	6,480
INCOME TAX PROVISION	1,034	1,839	1,130	2,580
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,319)	2,097	(3,696)	3,900
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax	—	219	—	(97)
NET INCOME (LOSS)	$(1,319)	$2,316	$(3,696)	$3,803

INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$(0.10)	$0.15	$(0.27)	$0.28
Discontinued operations	$—	$0.02	$—	$(0.01)
Net income (loss)	$(0.10)	$0.17	$(0.27)	$0.27
INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$(0.10)	$0.15	$(0.27)	$0.28
Discontinued operations	$—	$0.02	$—	$(0.01)
Net income (loss)	$(0.10)	$0.17	$(0.27)	$0.27
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,906,993	13,672,457	13,900,499	13,668,223
Diluted	13,906,993	13,677,911	13,900,499	13,673,807

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.08	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income (loss)	$(1,319)	$2,316	$(3,696)	$3,803

Change in cumulative foreign currency translation adjustment	2,494	744	(8,223)	(1,710)

Total comprehensive income (loss)	$1,175	$3,060	$(11,919)	$2,093

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 31, 2014	13,997,076	$700	$67,088	$113,723	$(26,596)	$154,915
Net loss	—	—	—	(3,696)	—	(3,696)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(8,223)	(8,223)
Shares issued in connection with stock compensation plans	198,939	10	175	—	—	185
Tax impact of stock-based compensation	—	—	(260)	—	—	(260)
Stock-based compensation	—	—	2,084	—	—	2,084
Dividends declared	—	—	—	(1,133)	—	(1,133)
Balances, June 30, 2015	14,196,015	$710	$69,087	$108,894	$(34,819)	$143,872

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015 AND 2014
(Amounts in Thousands)
(unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,696)	$3,803
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	97
Depreciation (including capital lease amortization)	3,153	3,379
Amortization of purchased intangible assets	2,030	3,232
Amortization of deferred debt issuance costs	128	51
Stock-based compensation	1,571	1,741
Excess tax benefit from stock-based compensation	(72)	(51)
Deferred income tax provision (benefit)	(742)	848
Gain on disposal of property, plant and equipment	65	5
Restructuring and impairment charges	3,112	—
Change in:
Accounts receivable, net	(1,272)	(858)
Inventory, net	(4,755)	(5,000)
Prepaid expenses and other	(1,261)	(2,873)
Accounts payable	2,454	(4,778)
Customer advances	(2,184)	1,613
Accrued expenses and other liabilities	(3,248)	(535)
Net cash flows provided by (used in) continuing operations	(4,717)	674
Net cash flows provided by discontinued operations	—	48
Net cash provided by (used in) operating activities	(4,717)	722

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,471)	(4,123)
Change in other non-current assets	(25)	(59)
Net cash flows used in continuing operations	(2,496)	(4,182)
Net cash flows used in discontinued operations	—	(85)
Net cash used in investing activities	(2,496)	(4,267)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	11,245	2,555
Payment on loans with former owners of LRI	—	(31)
Payment on capital lease obligations	(2)	(22)
Payment of dividends	(1,125)	(1,108)
Payment of deferred debt issuance costs	(1,042)	—
Net proceeds from issuance of common stock to employees and directors	185	234
Excess tax benefit from stock-based compensation	72	51
Net cash provided by financing activities	9,333	1,679

EFFECTS OF EXCHANGE RATES ON CASH	(631)	(89)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,489	(1,955)
CASH AND CASH EQUIVALENTS, beginning of the period	9,400	10,598
CASH AND CASH EQUIVALENTS, end of the period	$10,889	$8,643

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

2014 Sale of AMK Technical Services

On October 1 2014, DMC completed the sale of its AMK Technical Services ("AMK") business. The operating results of AMK have been classified as discontinued operations in all period presented. See Note 9 "Discontinued Operations" for additional disclosures regarding the AMK sale.

NobelClad Restructuring

On October 27, 2014, management announced a plan to restructure its NobelClad European operations. Clad metal plate production is being shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

DynaEnergetics Restructuring

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, North America perforating gun manufacturing was consolidated into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution centers are replacing the smaller and less efficient distribution centers that were closed. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

Corporate Restructuring

In the first quarter of 2015, we eliminated certain positions in our corporate office. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015, and we will continue with a seven-member board. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

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

Computation and reconciliation of earnings per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$(1,319)	$2,097	$(3,696)	$3,900
Less income allocated to RSAs	—	(49)	—	(80)
Income (loss) from continuing operations allocated to common stock for EPS calculation	(1,319)	2,048	(3,696)	3,820
Income (loss) from discontinued operations	—	219	—	(97)
Net income (loss) allocated to common stock for EPS calculation	$(1,319)	$2,267	$(3,696)	$3,723

Denominator:
Weighted average common shares outstanding - basic	13,906,993	13,672,457	13,900,499	13,668,223
Dilutive stock-based compensation plans	—	5,454	—	5,584
Weighted average common shares outstanding - diluted	13,906,993	13,677,911	13,900,499	13,673,807

Income (loss) per share - Basic:
Continuing operations	$(0.10)	$0.15	$(0.27)	$0.28
Discontinued operations	—	0.02	—	(0.01)
Net income (loss) allocated to common stock for EPS calculation	$(0.10)	$0.17	$(0.27)	$0.27

Income (loss) per share - Diluted:
Continuing operations	$(0.10)	$0.15	$(0.27)	$0.28
Discontinued operations	—	0.02	—	(0.01)
Net income (loss) allocated to common stock for EPS calculation	$(0.10)	$0.17	$(0.27)	$0.27

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and lines of credit approximate their fair value.

Recent Accounting Pronouncements

In April 2015, the FASB issued an accounting standards update to revise the presentation of debt issuance costs. Under this pronouncement, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred debt issuance costs will continue to be included in interest expense. The pronouncement, which is to be applied retrospectively to all prior periods, is effective for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued.

In June 2014, the FASB issued an accounting standards update to clarify the accounting for share-based payments when the terms of an award provide that a performance target could be achieved after the requisite service period. The pronouncement is effective for reporting periods beginning after December 15, 2015. We currently are evaluating the potential impact the adoption of this standard will have on our financial statements.

In May 2014, the FASB issued an accounting standards update to clarify the principles of recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We currently are evaluating the potential impact the adoption of this standard will have on our financial statements.

In April 2014, the FASB issued an accounting standards update which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2014, however, early adoption is permitted. Any future disposal transaction will be accounted for under this standard.

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

Inventories consist of the following at June 30, 2015 and December 31, 2014 and include reserves of $3,036 and $3,117, respectively:

	June 30, 2015	December 31, 2014
Raw materials	$15,188	$15,208
Work-in-process	12,047	11,528
Finished goods	15,463	12,782
Supplies	529	583

	$43,227	$40,101

4.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	NobelClad	DynaEnergetics	Total
Goodwill balance at December 31, 2014	$19,418	$13,344	$32,762
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(147)	(258)	(405)
Adjustment due to exchange rate differences	(1,620)	(1,163)	(2,783)

Goodwill balance at June 30, 2015	$17,651	$11,923	$29,574

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2015:

	Gross	Accumulated Amortization	Net
Core technology	$18,872	$(7,195)	$11,677
Customer relationships	37,794	(26,859)	10,935
Trademarks / Trade names	2,022	(1,644)	378

Total intangible assets	$58,688	$(35,698)	$22,990

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2014:

	Gross	Accumulated Amortization	Net
Core technology	$20,667	$(7,360)	$13,307
Customer relationships	40,195	(27,270)	12,925
Trademarks / Trade names	2,216	(1,714)	502

Total intangible assets	$63,078	$(36,344)	$26,734

The change in the gross value of our purchased intangible assets from December 31, 2014 to June 30, 2015 was due to foreign currency translation.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of June 30, 2015 and December 31, 2014, customer advances totaled $1,094 and $3,510, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
Syndicated credit agreement:
U.S. Dollar revolving loan	$26,500	$19,500
Euro revolving loan	7,211	3,282

Long-term lines of credit	$33,711	$22,782

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

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of June 30, 2015, we were in compliance with all financial covenants and other provisions of our debt agreements.

8.      BUSINESS SEGMENTS

Our business is organized into two segments:  NobelClad and DynaEnergetics. NobelClad's revenues are generated principally from cladding two dissimilar metals together using an explosion-welding process to form plates or transition joints. The clad plates and transition joints are sold to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration. DynaEnergetics manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories.

Due to the AMK sale in 2014, the operating results of AMK have been classified as discontinued operations in all periods presented. All prior periods segment disclosures have been conformed to the 2015 presentation. Refer to Note 9 "Discontinued Operations" for further details.
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

Segment information is presented for the three and six months ended June 30, 2015 and 2014 as follows:

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net sales:
NobelClad	$21,449	$26,231	$45,393	$50,795
DynaEnergetics	23,292	25,680	40,167	47,885

Consolidated net sales	$44,741	$51,911	$85,560	$98,680

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Income before income taxes:
NobelClad	$986	$3,152	$2,807	$4,442
DynaEnergetics	1,247	3,139	453	7,279

Segment operating income	2,233	6,291	3,260	11,721

Unallocated corporate expenses	(1,449)	(1,490)	(4,465)	(3,119)
Stock-based compensation	(847)	(1,024)	(2,084)	(1,741)
Other income (expense)	40	332	1,164	(103)
Interest expense	(263)	(174)	(445)	(283)
Interest income	1	1	4	5

Income (loss) before income taxes and discontinued operations	$(285)	$3,936	$(2,566)	$6,480

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Depreciation and amortization:
NobelClad	$944	$1,682	$2,101	$3,414
DynaEnergetics	1,567	1,689	3,082	3,197

Segment depreciation and amortization	$2,511	$3,371	$5,183	$6,611

During the three and six months ended June 30, 2015 and 2014, no one customer accounted for more than 10% of total net sales.

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
Operating results of the discontinued operations (formerly included with DynaEnergetics in the Oilfield Products segment) for the three months ended June 30, 2014 included net sales of $1,707 and income from discontinued operations of $219, net of tax of $91. Operating results of the discontinued operations for the six months ended June 30, 2014 included net sales of $2,977 and a loss from discontinued operations of $97, net of tax of $15.
10.      RESTRUCTURING

NobelClad Restructuring
In October 2014, we signed an agreement to purchase a manufacturing facility in Liebenscheid, Germany and completed the purchase in November 2014.  The facility significantly enhances NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  The plant became operational in the second quarter of 2015. In October 2014, management announced a plan to restructure its NobelClad European operations. Clad metal plate production is being shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site was closed and its workers were transferred to the new facility. We incurred pretax restructuring and impairment charges of $6,781 in the fourth quarter of 2014, $54 in the first quarter of 2015 and $504 in the second quarter of 2015 related to this program. Restructuring charges associated with this program were substantially complete as of June 30, 2015.

DynaEnergetics Restructuring
In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, North America perforating gun manufacturing was consolidated into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution centers are replacing the smaller and less efficient distribution centers that were closed. We incurred pretax restructuring and impairment charges of $382 in the first quarter of 2015 and $612 in the second quarter of 2015 related to these programs. Restructuring charges associated with these programs were substantially complete as of June 30, 2015.
Corporate Restructuring
In the first quarter of 2015, we eliminated certain positions in our corporate office. We incurred restructuring charges of approximately $1,560 in the first quarter of 2015 associated with severance and expense related to the acceleration of unvested stock awards. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015, and we will continue with a seven-member board.

Total restructuring and impairment charges incurred to date for these programs are as follows and are reported in the “Restructuring expenses” line item in our consolidated statement of operations:

	Three months ended June 30, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	(42)	—	29	517	—	504
DynaEnergetics	99	3	244	198	68	612
Corporate	—	—	—	—	—	—

Total	$57	$3	$273	$715	$68	$1,116

	Six months ended June 30, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	(3)	—	40	517	4	558
DynaEnergetics	245	205	244	230	70	994
Corporate	1,560	—	—	—	—	1,560

Total	$1,802	$205	$284	$747	$74	$3,112
The changes to the restructuring liability associated with these programs is summarized below:

	Balance at December 31, 2014	Expense	Payments	Currency Adjustments	Balance at June 30, 2015
Severance	2,406	1,289	(3,353)	(218)	124
Contract termination costs	44	284	(80)	(5)	243
Equipment moving costs	—	747	(500)	1	248
Other exit costs	36	74	(81)	(3)	26

Total	$2,486	$2,394	$(4,014)	$(225)	$641
11.    CONTINGENCIES

The Company records an accrual for contingent liabilities when a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. When no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. As of June 30, 2015 and through the date of this filing we had no known pending or threatened litigation that we expect would have a material impact on our financial statements.
In June 2015, U.S. Customs and Border Protection (“U.S. Customs”) sent us a Notice of Action that proposed to classify certain of our imports as subject to anti-dumping duties pursuant to a 2010 anti-dumping duty (“AD”) order on Oil Country Tubular Goods (“OCTG”) from China. A companion countervailing duty (“CVD”) order on the same product is in effect as well. The Notice of Action covered one entry of certain raw material steel mechanical tubing made in China and imported into the U.S. from Canada by our DynaEnergetics segment during 2015 for use in manufacturing perforating guns. In July 2015, we sent a response to U.S. Customs outlining the reasons our mechanical tubing imports do not fall within the scope of the AD order on OCTG from China and should not be subject to anti-dumping duties. Since then U.S. Customs has proposed to take similar action with respect to other recent entries of this product and has requested an approximately $1,100 cash deposit or bond for AD/CVD duties. The estimated AD/CVD duties cash deposit or bond would be held by U.S. Customs until future administrative proceedings determine whether actual, final AD/CVD duties should be assessed. We continue to believe these imports are not subject to the proposed duties and are defending these actions. In the interim, we will make AD/CVD cash deposits or post a bond of approximately $1,100 to U.S. Customs in the third quarter of 2015, pending the outcome of this matter. As of June 30, 2015 and through the date of this filing, we have not recorded a liability related to this matter as a loss is neither probable nor estimable.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2014.

Unless stated otherwise, all currency amounts are presented in thousands of U.S. dollars (000s).

Executive Overview

Our business is organized into two segments:  NobelClad and DynaEnergetics.  For the six months ended June 30, 2015, NobelClad accounted for 53% of our net sales while DynaEnergetics accounted for 47% of our net sales.

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

In October 2014, we signed an agreement to purchase a manufacturing facility in Liebenscheid, Germany and completed the purchase in November 2014.  The facility significantly enhances NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  The plant became operational in the second quarter of 2015. In October 2014, management announced a plan to restructure its NobelClad European operations. Clad metal plate production is being shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site was closed and its workers were transferred to the new facility.

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, North America perforating gun manufacturing was consolidated into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution centers will replace the smaller and less efficient distribution centers that were closed.

In the first quarter of 2015, we eliminated certain positions in our corporate office. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015, and we will continue with a seven-member board.

Our consolidated net sales for the six months ended June 30, 2015 decreased $13,120, or 13.3%, compared with the same period in 2014.  Sales declined $7,718 (16.1%) in DynaEnergetics and $5,402 (10.6%) in NobelClad.  Excluding restructuring expenses of $3,112 in the first half of 2015, our consolidated loss from operations was $177 compared with consolidated income of $6,861 for the same period in 2014. The $7,038 decline in consolidated income from operations was due to a decrease in DynaEnergetics' and NobelClad's operating income of $5,832 and $1,077, respectively, and a $129 increase in unallocated corporate expenses and stock-based compensation. Consolidated operating income for the six months ended June 30, 2015 and 2014 includes amortization expense of $2,030 and $3,232, respectively. We reported a net loss of $3,696 in the first half of 2015 compared to net income of $3,803 in 2014.

Net sales

NobelClad's revenues are generated principally from cladding two dissimilar metals together using an explosion-welding process to form plates or transition joints. The clad plates and transition joints are sold to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration.  While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict; however, we believe that our NobelClad segment is well-positioned in the marketplace.

DynaEnergetics manufactures, markets and sells oilfield perforating equipment and explosives, including detonating cords, detonators, bi-directional boosters and shaped charges, and seismic related explosives and accessories.

A significant portion of our revenue is derived from a relatively small number of customers; therefore, the failure to complete existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving product quality, delivering product on time and competing on the basis of price.

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

NobelClad Backlog

We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  We expect to fill most backlog orders within 12 months of the order entering the backlog.  From experience, most firm purchase orders and commitments are realized. NobelClad's backlog decreased to $37,741 at June 30, 2015 from $41,244 at December 31, 2014.

Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014

Net sales

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Net sales	$44,741	$51,911	$(7,170)	(13.8)%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Net sales	$85,560	$98,680	$(13,120)	(13.3)%
Our consolidated net sales for the second quarter of 2015 decreased 13.8% to $44,741 from $51,911 in the second quarter of 2014.  Our consolidated net sales for the first half of 2015 decreased 13.3% to $85,560 from $98,680 in the first half of 2014. The sales decline for the quarter and year-to-date period included unfavorable foreign currency exchange translation of $3,912 and $7,621, respectively, primarily related to the strengthening of the U.S. dollar against the foreign currencies in which we operate and the impact of a steep decline in the North American rig count and capital spending cuts by exploration and production companies on our DynaEnergetics segment.

NobelClad sales decreased 18.2% to $21,449 (48% of total sales) for the three months ended June 30, 2015 from $26,231 (51% of total sales) for the same period of 2014. NobelClad sales decreased 10.6% to $45,393 (53% of total sales) for the six months ended June 30, 2015 from $50,795 (51% of total sales) for the same period in 2014. The decline in NobelClad sales for the quarter and year-to-date period includes unfavorable foreign currency exchange translation of $2,425 and $4,558, respectively, and reflects the timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders.

DynaEnergetics contributed $23,292 (52% of total sales) to second quarter 2015 sales, a decrease of 9.3% from sales of $25,680 (49% of total sales) in the second quarter of 2014. DynaEnergetics contributed $40,167 (47% of total sales) to first half 2015 sales, which represents a decrease of 16.1% from sales of $47,885 (49% of total sales) in the first half of 2014. The sales decline for both the quarter and year-to-date period was due to the steep decline in the North American rig count and capital spending cuts by exploration and production companies and also included unfavorable foreign currency exchange translation of $1,487 and $3,063, respectively.

Gross profit

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Gross profit	$12,585	$15,898	$(3,313)	(20.8)%
Consolidated gross profit margin rate	28.1%	30.6%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Gross profit	$23,288	$30,613	$(7,325)	(23.9)%
Consolidated gross profit margin rate	27.2%	31.0%
Our consolidated second quarter 2015 gross profit decreased by 20.8% to $12,585 from $15,898 for the three months ended June 30, 2014. Our second quarter 2015 consolidated gross profit margin rate decreased to 28.1% from 30.6% in the second quarter of 2014. For the six months ended June 30, 2015, consolidated gross profit decreased by 23.9% to $23,288 from $30,613 for the same period in 2014. Our year-to-date consolidated gross profit margin rate decreased to 27.2% in 2015 from 31.0% in 2014. The decline in gross profit margin in the second quarter of 2015 compared with the prior year primarily was due to unfavorable product mix in NobelClad as well as the impact of lower sales volume on fixed manufacturing overhead costs. The decline in gross profit margin for the first half of 2015 compared with the prior year was due to a lower proportion of sales in DynaEnergetics relative to NobelClad, unfavorable product mix in both segments and the impact of lower sales volume on fixed manufacturing overhead expenses.

NobelClad's gross profit margin decreased from 25.0% in the second quarter of 2014 to 18.6% in the second quarter of 2015. For the six-month period, gross profit margin for this segment decreased to 18.8% in 2015 from 22.2% in 2014. The decrease in both our second quarter and year-to-date gross margin rate relates principally to unfavorable product mix and the impact of lower sales volume on fixed manufacturing overhead expenses.

DynaEnergetics' gross profit margin increased slightly to 37.3% in the second quarter of 2015 from 36.7% in the second quarter of 2014 due to favorable product mix. DynaEnergetics' reported gross profit margin of 37.1% for the first half of 2015 compared to a gross profit margin of 40.6% for the first half of 2014. The change in gross margin performance relates to product mix.

General and administrative expenses

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
General and administrative expenses	$5,561	$5,771	$(210)	(3.6)%
Percentage of net sales	12.4%	11.1%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
General and administrative expenses	$11,599	$11,564	$35	0.3%
Percentage of net sales	13.6%	11.7%
General and administrative expenses decreased by $210, or 3.6%, to $5,561 for the three months ended June 30, 2015 from $5,771 for the same period in 2014. The decline includes a decrease in salaries, benefits and payroll taxes of $318 and lower stock-based compensation expense of $157, which partially were offset by an increase in recruiting and relocation expenses of $179. As a percentage of net sales, general and administrative expenses increased to 12.4% in the second quarter of 2015 from 11.1% in the second quarter of 2014.

General and administrative expenses increased by 0.3% to $11,599 for the six months ended June 30, 2015 from $11,564 for the same period of 2014. The $35 increase includes one-time incremental audit and legal expenses of $450 recognized in the first half of 2015 associated with the restatement of previously-issued financial statements included in our 2014 Form 10-K, which mostly was offset by a decrease in salaries, benefits and payroll taxes of $219 and lower stock-based compensation expense of $193. As a percentage of net sales, general and administrative expenses increased to 13.6% for the six months ended June 30, 2015 from 11.7% in the same period of 2014.

Selling and distribution expenses

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Selling and distribution expenses	$4,958	$4,733	$225	4.8%
Percentage of net sales	11.1%	9.1%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Selling and distribution expenses	$9,836	$8,956	$880	9.8%
Percentage of net sales	11.5%	9.1%
 Selling and distribution expenses increased by 4.8% to $4,958 in the second quarter of 2015 from $4,733 in the second quarter of 2014 primarily due to a $514 increase in commission expense from regional sales mix, which partially was offset by a decrease in bad debt expense of $111 and a decrease in salaries, benefits and payroll taxes of $32.  As a percentage of net sales, selling and distribution expenses increased to 11.1% in the second quarter of 2015 from 9.1% in the second quarter of 2014.

Selling and distribution expenses increased 9.8% to $9,836 in the first half of 2015 from $8,956 in the first half of 2014. The increase primarily was due to a $567 increase in commission expense and $310 increase in bad debt expense. As a percentage of net sales, selling and distribution expenses increased to 11.5% for year-to-date 2015 compared to 9.1% for the same period in 2014.

Our consolidated selling and distribution expenses for the three months ended June 30, 2015 include $1,309 and $3,555, respectively, for our NobelClad and DynaEnergetics business segments as compared to $1,620 and $3,023, respectively, for the second quarter of 2014. Our consolidated selling and distribution expense for the six months ended June 30, 2015 include $2,637 and $7,033, respectively for our NobelClad and DynaEnergetics business segments as compared to $3,269 and $5,550, respectively, for the first half of 2014. The higher level of selling and distribution expenses in our DynaEnergetics segment reflects the need, particularly in North America, to maintain strategically located distribution centers to serve our customers.

Amortization expense

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Amortization of purchased intangible assets	$1,013	$1,617	$(604)	(37.4)%
Percentage of net sales	2.3%	3.1%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Amortization of purchased intangible assets	$2,030	$3,232	$(1,202)	(37.2)%
Percentage of net sales	2.4%	3.3%

Amortization expense primarily relates to intangible assets in connection with acquisitions in DynaEnergetics.  The decrease in second quarter and year-to-date 2015 amortization expense reflects a decrease in amortization expense associated with NobelClad's customer relationships, which were fully amortized as of December 31, 2014 and the impact of foreign currency translation.  Amortization expense for the three months ended June 30, 2015 includes $737, $236, and $40 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended June 30, 2014 includes $1,275, $293 and $49 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense for the six months ended June 30, 2015 includes $1,472, $478 and $80 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the six months ended June 30, 2014 includes $2,549, $585 and $98 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Restructuring expenses

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Restructuring expenses	$1,116	$—	$1,116	N/A
Percentage of net sales	2.5%	—%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Restructuring expenses	$3,112	$—	$3,112	N/A
Percentage of net sales	3.6%	—%

Restructuring expenses relate to restructuring programs for NobelClad, DynaEnergetics and our Corporate office. In the fourth quarter of 2014 we made the decision to consolidate our NobelClad European operations. Clad metal plate production is being shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to a new manufacturing facility in Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site was closed and its workers were transferred to the new facility. NobelClad recognized $504 of restructuring expenses in the second quarter of 2015 which included $517 for equipment moving costs, contract termination costs of $29 and an adjustment to severance expense of ($42). Year-to-date 2015 NobelClad recognized $558 of restructuring expenses which included $517 for equipment moving costs, contract termination costs of $40, other exit costs of $4 and an adjustment of ($3) to severance expense.

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, North America perforating gun manufacturing was consolidated into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution centers are replacing the smaller and less efficient distribution centers that were closed. In the second quarter of 2015, DynaEnergetics incurred restructuring expenses of $612, which included $244 for contract termination costs, $198 for equipment moving cost, $99 for severance, a $3 non-cash asset impairment charge, and $68 in other exit costs. Year-to-date 2015 DynaEnergetics recognized $994 of restructuring expenses, which included $245 for severance costs, $244 for contract termination costs, $230 for equipment moving costs, $205 in non-cash asset impairment charges and other exit costs of $70.

In the first quarter of 2015, we eliminated certain positions in our corporate office. We incurred restructuring charges of approximately $1,560 in the first quarter of 2015 associated with severance and expense related to the acceleration of unvested stock awards. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015, and we will continue with a seven-member board.

Operating income (loss)

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Operating income (loss)	$(63)	$3,777	$(3,840)	(101.7)%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Operating income (loss)	$(3,289)	$6,861	$(10,150)	(147.9)%

We reported an operating loss of $63 in the second quarter of 2015 compared to operating income of $3,777 for the same period in 2014. Excluding restructuring expenses, operating income was $1,053 in the second quarter of 2015. We reported an operating loss of $3,289 for the first half of 2015 versus operating income of $6,861 for the same period in 2014. Excluding restructuring charges, we had an operating loss of $177 in the first half of 2015. Our operating results (excluding restructuring expenses) for the second quarter of 2015 and 2014 include $1,449 and $1,490, respectively, of unallocated corporate expenses and $847 and $1,024, respectively, of stock-based compensation expense. Year-to-date 2015 and 2014 unallocated corporate expenses were $3,418 and $3,119, respectively, and stock-based compensation expense was $1,571 and $1,741, respectively. These expenses are not allocated to our business segments and thus are not included in the below 2015 and 2014 operating income for NobelClad and DynaEnergetics.

The decline in our consolidated operating income (excluding restructuring expenses) for the three months ended June 30, 2015 reflected operating income decreases of $1,662 and $1,280, respectively, in NobelClad and DynaEnergetics, partially offset by lower unallocated corporate expenses of $41 and a decrease in stock-based compensation expense of $177. The decrease in our year-to-date 2015 consolidated operating income (excluding restructuring expense) reflected a decrease in operating income of $5,832 and $1,077, respectively, in our DynaEnergetics and NobelClad segments and an increase in unallocated corporate expense of $299, partially offset by a decrease in stock-based compensation of $170.

NobelClad's operating income of $986 in the second quarter of 2015 decreased 68.7% from $3,152 in the second quarter of 2014. Excluding $504 of restructuring expenses, NobelClad reported operating income of $1,490 in the second quarter of 2015. Operating results of NobelClad for the second quarter 2015 and 2014 included $95 and $548, respectively, of amortization expense of purchased intangible assets. NobelClad reported operating income of $2,807 year-to-date 2015 compared to $4,442 for year-to-date 2014. Excluding the impact of $558 in restructuring expenses, NobelClad reported operating income of $3,365 year-to-date 2015. Operating results of NobelClad for the six months ended June 30, 2015 and 2014 include $191 and $1,095, respectively, of amortization expense related to purchased intangible assets. The decline in operating income for the quarter and year-to-date periods was attributable to lower sales volume, unfavorable product mix and the impact of lower sales volume on fixed manufacturing overhead expenses, partially offset by a decrease in amortization expense.

DynaEnergetics reported operating income of $1,247 in the second quarter of 2015, a decrease of 60.3% from operating income of $3,139 in the second quarter of 2014.  Excluding $612 of restructuring expenses, DynaEnergetics reported operating income of $1,859 in 2015. DynaEnergetics' operating results for the second quarter 2015 and 2014 include $918 and $1,069, respectively, of amortization expense of purchased intangible assets. DynaEnergetics reported operating income of $453 year-to-date 2015 compared to $7,279 year-to-date 2014. Excluding restructuring charges of $994, DynaEnergetics reported operating income of $1,447. Operating results of DynaEnergetics for the six months ended June 30, 2015 and 2014 include $1,839 and $2,137, respectively, of amortization expense related to purchased intangible assets. The decrease in operating income for the second quarter of 2015 was largely attributable to the decline in sales volume and an increase in commission expense. The decrease in year-to-date 2015 operating income was attributable to the decline in sales volume, unfavorable product mix as well as an increase in sales commissions and bad debt expense.

Other income (expense), net

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Other income (expense), net	$40	$332	$(292)	N/A

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Other income (expense), net	$1,164	$(103)	$1,267	N/A
 Net other income was $40 in the second quarter of 2015 compared to net other income of $332 in the second quarter of 2014.  Our second quarter 2015 net other income of $40 included net realized and unrealized foreign exchange gains of $77.  Our second quarter 2014 net other income of $332 included net realized and unrealized foreign exchange gains of $270.

Net other income was $1,164 for the six months ended June 30, 2015 compared to net other expense of $103 for the same period of 2014. Our first half 2015 net other income included net realized and unrealized foreign exchange gains of $1,141. Our first half 2014 net other expense included net realized and unrealized foreign exchange losses of $178.

Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Interest income (expense), net	$(262)	$(173)	$(89)	51.4%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Interest income (expense), net	$(441)	$(278)	$(163)	58.6%

Net interest expense was $262 in the second quarter of 2015 compared to net interest expense of $173 in the second quarter of 2014. Net interest expense was $441 for the first half of 2015 compared to net interest expense of $278 for the fist half of 2014. The increase in both the quarter and year-to-date periods reflects loans fees associated with the credit agreement entered into on February 23, 2015.

Income tax provision

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Income tax provision	$1,034	$1,839	$(805)	(43.8)%
Effective tax rate	(362.8)%	46.7%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Income tax provision	$1,130	$2,580	$(1,450)	(56.2)%
Effective tax rate	(44.0)%	39.8%

For the second quarter of 2015, we recorded an income tax provision of $1,034 with an effective tax rate of (362.8%). This compares with an income tax provision of $1,839 and an effective tax rate of 46.7% for the same period in 2014. Our consolidated income tax provision for the second quarter of 2015 and 2014 included a U.S. tax provision (benefit) of $58 and ($48), respectively, with the remainder relating to net foreign tax provisions associated with our foreign operations and holding companies.

For the first half of 2015, we recorded an income tax provision of $1,130, with an effective tax rate of (44.0%). This compares with an income tax provision of $2,580 and an effective tax rate of 39.8% for the same period in 2014. Our consolidated income tax provision for the first half of 2015 and 2014 included a U.S. tax benefit of ($472) and ($776), respectively, with the remainder relating to net foreign tax provisions associated with our foreign operations and holding companies.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective negative evidence to be evaluated in this assessment is whether there is a three-year cumulative loss incurred in jurisdictions where there are deferred tax assets. We have incurred a three-year cumulative loss in several foreign jurisdictions where we have foreign tax loss carryforwards. As a result, we recorded a valuation allowance against the corresponding net deferred tax assets in these jurisdictions over the last three quarters. The amount of the deferred tax assets considered realizable may adjusted in future periods if positive evidence such as current and expected future taxable income outweighs negative evidence.

Our consolidated effective tax rate can be highly variable based on the mix of jurisdictions where income or loss are generated. Our statutory income tax rates range from 20% to 35% for our various U.S. and foreign operating entities and holding companies. Fluctuations in our consolidated effective tax rate reflect the different tax rates in our U.S. and foreign tax jurisdictions and the variation in contribution to consolidated pre-tax income from each jurisdiction for the respective year. Valuation allowances established against deferred tax assets in certain jurisdictions adds to the variability of our effective tax rate.

Discontinued Operations

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Income from operations of discontinued operations, net of tax	$—	$219	$(219)	(100.0)%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Loss from operations of discontinued operations, net of tax	$—	$(97)	$97	(100.0)%
On October 1, 2014 we completed the sale of the AMK business. The net proceeds were $6,830, after final purchase price adjustments. We received $4,330 in cash consideration at closing and a $2,500 90-day secured promissory note, which was paid in full by December 31, 2014.

Net sales for AMK were $1,707 and $2,977, respectively, for the three and six months ended June 30, 2014. AMK had income from discontinued operations of $219, net of tax of $91, for the second quarter of 2014 and a loss from discontinued operations of $97, net of tax of $15, for the first half of 2014.

Adjusted EBITDA

	Three Months Ended June 30,			Percentage
	2015	2014	Change	Change
Adjusted EBITDA	$4,411	$8,173	$(3,762)	(46.0)%

	Six Months Ended June 30,			Percentage
	2015	2014	Change	Change
Adjusted EBITDA	$6,577	$15,213	$(8,636)	(56.8)%
Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets, restructuring charges and stock-based compensation expense for the three months ended June 30, 2015 and 2014 was $4,474 and $4,396, respectively, and for the six months ended June 30, 2015 and 2014 was $9,866 and $8,352, respectively.  These aggregate charges represent a significant percentage of the consolidated operating income that we reported for these periods.  We use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our two business segments than do certain GAAP measures.  Research analysts, investment bankers and lenders also use EBITDA and Adjusted EBITDA to assess operating performance.  In addition, during 2014, our management incentive awards were based, in part, upon the amount of EBITDA achieved during the year. A portion of the equity incentive awards granted in 2015 to our named executive officers will be based on the amount of Adjusted EBITDA achieved in 2015 and 2016. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss) attributable to DMC	$(1,319)	$2,316	$(3,696)	$3,803
Loss (income) from operations from discontinued operations	—	(219)	—	97
Interest expense	263	174	445	283
Interest income	(1)	(1)	(4)	(5)
Provision for income taxes	1,034	1,839	1,130	2,580
Depreciation	1,498	1,755	3,153	3,379
Amortization of purchased intangible assets	1,013	1,617	2,030	3,232
EBITDA	2,488	7,481	3,058	13,369
Restructuring expenses	1,116	—	3,112	—
Stock-based compensation	847	1,024	1,571	1,741
Other (income) expense, net	(40)	(332)	(1,164)	103
Adjusted EBITDA	$4,411	$8,173	$6,577	$15,213

Adjusted EBITDA decreased by 46.0% to $4,411 in the second quarter of 2015 from $8,173 in the second quarter of 2014. Adjusted EBITDA decreased by 56.8% to $6,577 year-to-date 2015 from $15,213 for the same period of 2014. The decline in both the quarter and year-to-date period were primarily due to the decline in 2015 operating income.

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

As of June 30, 2015, U.S. dollar revolving loans of $26,500 and Euro revolving loans of $7,211 were outstanding under our credit facility.  While we had approximately $69,250 of available revolving credit loan capacity and $50,000 of term loan capacity as of June 30, 2015 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability.

There are two significant financial covenants under our credit facility, the leverage ratio and debt service coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the six months ended June 30, 2015 and the year ended December 31, 2014, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  As of June 30, 2015, the maximum leverage ratio permitted by our credit facility was 3.0 to 1.0. The actual leverage ratio as of June 30, 2015 was 1.44 to 1.0. The maximum leverage ratio permitted as of September 30 and December 31, 2015 is 3.0 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and the lesser of $8,000 or 100% of depreciation expense to Debt Service Charges.  Consolidated EBITDA is defined above and Debt Service Charges equals the sum of cash interest expense and scheduled principal payments of Consolidated Funded Indebtedness.  For the trailing twelve months ended June 30, 2015, the minimum debt service coverage ratio permitted by our credit facility was 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2015 was 24.04 to 1.0. The minimum debt service coverage ratio permitted for the twelve month periods ending September 30 and December 31, 2015 is 1.35 to 1.0.

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of June 30, 2015, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our principal cash flows related to debt obligations and other contractual obligations and commitments have not materially changed since December 31, 2014.

Cash flows from operating activities

Net cash used in operating activities was $4,717 for the six months ended June 30, 2015. This compares to net cash provided by operating activities of $722 for the same period in 2014. The six months ended June 30, 2014 consisted of net cash flows from continuing operations of $674 and net cash flows provided by discontinued operations of $48. The year-over-year decline in continuing operating cash flows of $5,391 was mainly driven by a decline in net income of $7,499, which partially was offset by a $2,165 decrease in net working capital. We experienced unfavorable net working capital changes of $10,266 year-to-date 2015 compared with unfavorable changes in net in working capital of $12,431 in the same period of 2014. Unfavorable changes in our 2015 net working capital included an increase in inventories, accounts receivable and prepaid expenses of $4,755, $1,272 and $1,261, respectively, and decreases of $3,248 and $2,184, respectively in accrued expenses and other liabilities and customer advances. These unfavorable changes were partly offset by a $2,454 increase in accounts payable. The increase in net working capital was driven by a ramp up of inventory associated with a new product introduction in DynaEnergetics, cash payments related to restructuring activities and a decrease in customer advances.

 Net cash provided by operating activities was $722 for the six months ended June 30, 2014 which consisted of net cash flows provided by continuing operations of $674 and net cash flows provided by discontinued operations of $48. The year-over-year decline of continuing operations cash flows of $14,071 was driven by a $15,536 net increase in working capital. We experienced unfavorable net working capital changes of $12,431 in the first first half of 2014 compared to net positive changes in working capital of $3,105 in the same period of 2013. Unfavorable changes in our 2014 working capital included an increase in inventories and prepaid expenses of $5,000 and $2,873, respectively, and a decrease of $4,778 in accounts payable. The increases in working capital were driven by a short-term inventory build in DynaEnergetics related to customer order patterns and ramp up of the new DynaSelect system introduction, timing of accounts payable and prepayment for raw materials with long lead times but favorable pricing. These unfavorable changes were partly offset by a $1,613 increase in customer advances.

Cash flows from investing activities

Net cash flows used in investing activities for the six months ended June 30, 2015 were $2,496 and primarily consisted of capital expenditures.

Net cash flows used in investing activities for the three months ended June 30, 2014 totaled $4,267 and consisted of cash flows used in investing activities of continuing operations of $4,182 and $85 of net cash flows used in investing activities of discontinued operations. Net cash flows used in investing activities of continuing operations consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the first half of 2015 totaled $9,333, which included net borrowings on bank lines of credit of $11,245, payment of quarterly dividends of $1,125 and payment of deferred debt issuance costs of $1,042.

Net cash flows provided by financing activities for the first half of 2014 totaled $1,679, which included net borrowinngs on bank lines of credit of $2,555 which was partially offset by payment of quarterly dividends of $1,108.

Payment of Dividends

On May 13, 2015, our board of directors declared a quarterly cash dividend of $0.04 per share which was paid on July 15, 2015.  The dividend totaled $567 and was payable to shareholders of record as of June 30, 2015.  We also paid a quarterly cash dividend of $0.04 per share in the first quarter of 2015 and the first and second quarters of 2014.

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

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, which includes the material weakness identified at December 31, 2014 discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  There have been no other changes in our internal controls during the quarter ended June 30, 2015 or in other factors that could materially affect our internal controls over financial reporting.

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	July 28, 2015	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)