Form 10-Q
period 2015-09-30
DYNAMIC MATERIALS CORP
filed 2015-10-30
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

The number of shares of Common Stock outstanding was 14,193,682 as of October 30, 2015.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2015	2014
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,574	$9,400
Accounts receivable, net of allowance for doubtful accounts of $913 and $542, respectively	34,235	35,501
Inventory, net	41,565	40,101
Prepaid expenses and other	7,082	6,123
Current deferred tax assets	5,185	3,971

Total current assets	96,641	95,096

PROPERTY, PLANT AND EQUIPMENT	107,865	109,733
Less - accumulated depreciation	(47,484)	(45,898)

Property, plant and equipment, net	60,381	63,835

GOODWILL, net	29,757	32,762

PURCHASED INTANGIBLE ASSETS, net	21,994	26,734

DEFERRED TAX ASSETS	—	587

OTHER ASSETS, net	1,154	315

TOTAL ASSETS	$209,927	$219,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2015	2014
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,337	$14,076
Accrued expenses	4,219	5,638
Dividend payable	568	559
Accrued income taxes	3,915	3,770
Accrued employee compensation and benefits	3,373	4,582
Customer advances	1,993	3,510
Current portion of capital lease obligations	4	—
Current deferred tax liabilities	395	373

Total current liabilities	24,804	32,508

LINES OF CREDIT	35,962	22,782

DEFERRED TAX LIABILITIES	8,894	7,003

OTHER LONG-TERM LIABILITIES	2,005	2,121

Total liabilities	71,665	64,414

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,193,682 and 13,997,076 shares issued and outstanding, respectively	710	700
Additional paid-in capital	69,731	67,088
Retained earnings	104,093	113,723
Other cumulative comprehensive loss	(36,272)	(26,596)

Total stockholders’ equity	138,262	154,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$209,927	$219,329

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
NET SALES	$39,508	$51,886	$125,068	$150,566
COST OF PRODUCTS SOLD	29,219	36,803	91,491	104,871
Gross profit	10,289	15,083	33,577	45,695
COSTS AND EXPENSES:
General and administrative expenses	5,071	5,463	16,670	17,027
Selling and distribution expenses	4,867	4,639	14,703	13,596
Amortization of purchased intangible assets	1,007	1,575	3,037	4,808
Restructuring expenses	285	—	3,397	—
Total costs and expenses	11,230	11,677	37,807	35,431
INCOME (LOSS) FROM OPERATIONS	(941)	3,406	(4,230)	10,264
OTHER INCOME (EXPENSE):
Other income (expense), net	(1,463)	472	(299)	369
Interest expense	(255)	(137)	(700)	(420)
Interest income	—	1	4	6
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(2,659)	3,742	(5,225)	10,219
INCOME TAX PROVISION	1,574	1,420	2,704	4,000
INCOME (LOSS) FROM CONTINUING OPERATIONS	(4,233)	2,322	(7,929)	6,219
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax	—	20	—	(77)
NET INCOME (LOSS)	$(4,233)	$2,342	$(7,929)	$6,142

INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$(0.30)	$0.17	$(0.57)	$0.45
Discontinued operations	$—	$—	$—	$(0.01)
Net income (loss)	$(0.30)	$0.17	$(0.57)	$0.44
INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$(0.30)	$0.17	$(0.57)	$0.45
Discontinued operations	$—	$—	$—	$(0.01)
Net income (loss)	$(0.30)	$0.17	$(0.57)	$0.44
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,932,033	13,688,649	13,916,236	13,676,730
Diluted	13,932,033	13,690,174	13,916,236	13,681,790

DIVIDENDS DECLARED PER COMMON SHARE	$0.04	$0.04	$0.12	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(4,233)	$2,342	$(7,929)	$6,142

Change in cumulative foreign currency translation adjustment	(1,453)	(10,647)	(9,676)	(12,354)

Total comprehensive income (loss)	$(5,686)	$(8,305)	$(17,605)	$(6,212)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 31, 2014	13,997,076	$700	$67,088	$113,723	$(26,596)	$154,915
Net loss	—	—	—	(7,929)	—	(7,929)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(9,676)	(9,676)
Shares issued in connection with stock compensation plans	196,606	10	175	—	—	185
Tax impact of stock-based compensation	—	—	(268)	—	—	(268)
Stock-based compensation	—	—	2,736	—	—	2,736
Dividends declared	—	—	—	(1,701)	—	(1,701)
Balances, September 30, 2015	14,193,682	$710	$69,731	$104,093	$(36,272)	$138,262

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015 AND 2014
(Amounts in Thousands)
(unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,929)	$6,142
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Loss from discontinued operations	—	77
Depreciation (including capital lease amortization)	4,696	5,204
Amortization of purchased intangible assets	3,037	4,808
Amortization of deferred debt issuance costs	189	76
Stock-based compensation	2,223	2,704
Excess tax benefit from stock-based compensation	(72)	—
Deferred income tax provision (benefit)	1,924	255
Gain on disposal of property, plant and equipment	59	6
Restructuring and impairment charges	3,397	—
Change in:
Accounts receivable, net	(220)	5,342
Inventory, net	(3,908)	(2,732)
Prepaid expenses and other	(1,523)	(3,413)
Accounts payable	(3,742)	(5,084)
Customer advances	(1,271)	1,445
Accrued expenses and other liabilities	(3,274)	810
Net cash flows provided by (used in) continuing operations	(6,414)	15,640
Net cash flows provided by discontinued operations	—	239
Net cash provided by (used in) operating activities	(6,414)	15,879

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,812)	(6,472)
Change in other non-current assets	122	373
Net cash flows used in continuing operations	(4,690)	(6,099)
Net cash flows used in discontinued operations	—	(120)
Net cash used in investing activities	(4,690)	(6,219)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	13,446	(3,213)
Payment on loans with former owners of LRI	—	(47)
Payment on capital lease obligations	(4)	(23)
Payment of dividends	(1,692)	(1,667)
Payment of deferred debt issuance costs	(1,042)	—
Net proceeds from issuance of common stock to employees and directors	185	234
Excess tax benefit from stock-based compensation	72	52
Net cash provided by (used in) financing activities	10,965	(4,664)

EFFECTS OF EXCHANGE RATES ON CASH	(687)	(662)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(826)	4,334
CASH AND CASH EQUIVALENTS, beginning of the period	9,400	10,598
CASH AND CASH EQUIVALENTS, end of the period	$8,574	$14,932

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

2014 Sale of AMK Technical Services

On October 1 2014, Dynamic Materials Corporation (“DMC”) completed the sale of its AMK Technical Services ("AMK") business. The operating results of AMK have been classified as discontinued operations in all period presented. See Note 9 "Discontinued Operations" for additional disclosures regarding the AMK sale.

NobelClad Restructuring

On October 27, 2014, management announced a plan to restructure its NobelClad European operations. The majority of clad metal plate production was shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to a new manufacturing facility in Liebenscheid, Germany. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

DynaEnergetics Restructuring

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, North America perforating gun manufacturing was consolidated into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution centers replaced the smaller and less efficient distribution centers that were closed. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

Corporate Restructuring

In the first quarter of 2015, we eliminated certain positions in our corporate office. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015, and we will continue with a seven-member board. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

Liquidity

The Company was in compliance with all debt covenants at September 30, 2015. However, challenging conditions in our core energy markets has and will likely continue to impact negatively our financial results. We expect the margins by which we will be in compliance with our financial covenants in our syndicated credit agreement will narrow after September 30, 2015. Due to various operational and commodity pricing risks, there can be no assurances that we will remain in compliance with the financial covenants in our debt agreement. If we are unable to remain in compliance with our covenants, we would pursue an amendment from the syndicate banks.

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

Earnings Per Share

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards (“RSAs”), are considered participating securities for purposes of calculating earnings per share (“EPS”) and require the use of the two class method for calculating EPS.  Under this method, a portion of earnings is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.

Computation and reconciliation of earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Numerator:
Income (loss) from continuing operations	$(4,233)	$2,322	$(7,929)	$6,219
Less income allocated to RSAs	—	(54)	—	(147)
Income (loss) from continuing operations allocated to common stock for EPS calculation	(4,233)	2,268	(7,929)	6,072
Income (loss) from discontinued operations	—	20	—	(77)
Net income (loss) allocated to common stock for EPS calculation	$(4,233)	$2,288	$(7,929)	$5,995

Denominator:
Weighted average common shares outstanding - basic	13,932,033	13,688,649	13,916,236	13,676,730
Dilutive stock-based compensation plans	—	1,525	—	5,060
Weighted average common shares outstanding - diluted	13,932,033	13,690,174	13,916,236	13,681,790

Income (loss) per share - Basic:
Continuing operations	$(0.30)	$0.17	$(0.57)	$0.45
Discontinued operations	—	—	—	(0.01)
Net income (loss) allocated to common stock for EPS calculation	$(0.30)	$0.17	$(0.57)	$0.44

Income (loss) per share - Diluted:
Continuing operations	$(0.30)	$0.17	$(0.57)	$0.45
Discontinued operations	—	—	—	(0.01)
Net income (loss) allocated to common stock for EPS calculation	$(0.30)	$0.17	$(0.57)	$0.44

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and lines of credit approximate their fair value.

Recent Accounting Pronouncements

In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. We currently are evaluating the potential impact the adoption of this standard will have on our financial statements.

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

In April 2014, the FASB issued an accounting standards update which changes the criteria for determining which disposal transactions can be presented as discontinued operations and modifies related disclosure requirements. The pronouncement is effective for reporting periods beginning after December 15, 2014, however, early adoption is permitted. Any future disposal transaction will be accounted for under this standard, but otherwise the adoption of this standard is not expected to have a significant impact on the Company's consolidated financial position or results of operations.

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

Inventories consist of the following at September 30, 2015 and December 31, 2014 and include reserves of $3,163 and $3,117, respectively:

	September 30, 2015	December 31, 2014
Raw materials	$14,048	$15,208
Work-in-process	10,530	11,528
Finished goods	16,342	12,782
Supplies	645	583

	$41,565	$40,101

4.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

	NobelClad	DynaEnergetics	Total
Goodwill balance at December 31, 2014	$19,418	$13,344	$32,762
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(220)	(386)	(606)
Adjustment due to exchange rate differences	(1,395)	(1,004)	(2,399)

Goodwill balance at September 30, 2015	$17,803	$11,954	$29,757

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2015:

	Gross	Accumulated Amortization	Net
Core technology	$19,097	$(7,521)	$11,576
Customer relationships	37,778	(27,703)	10,075
Trademarks / Trade names	2,050	(1,707)	343

Total intangible assets	$58,925	$(36,931)	$21,994

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2014:

	Gross	Accumulated Amortization	Net
Core technology	$20,667	$(7,360)	$13,307
Customer relationships	40,195	(27,270)	12,925
Trademarks / Trade names	2,216	(1,714)	502

Total intangible assets	$63,078	$(36,344)	$26,734

The change in the gross value of our purchased intangible assets from December 31, 2014 to September 30, 2015 was due to foreign currency translation.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of September 30, 2015 and December 31, 2014, customer advances totaled $1,993 and $3,510, respectively, and originated from several customers.

7.      DEBT

Lines of credit borrowings consisted of the following at September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
Syndicated credit agreement:
U.S. Dollar revolving loan	$35,400	$19,500
Euro revolving loan	562	3,282

Long-term lines of credit	$35,962	$22,782

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

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of September 30, 2015, we were in compliance with all financial covenants and other provisions of our debt agreements. Upon the occurrence of certain events of default, outstanding borrowings under the credit facility may be accelerated and become due and payable.

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

Segment information is presented for the three and nine months ended September 30, 2015 and 2014 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net sales:
NobelClad	$21,306	$23,607	$66,699	$74,402
DynaEnergetics	18,202	28,279	58,369	76,164

Consolidated net sales	$39,508	$51,886	$125,068	$150,566

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Income before income taxes:
NobelClad	$1,672	$1,911	$4,479	$6,353
DynaEnergetics	(655)	3,777	(201)	11,056

Segment operating income	1,017	5,688	4,278	17,409

Unallocated corporate expenses	(1,305)	(1,319)	(5,771)	(4,441)
Stock-based compensation	(653)	(963)	(2,737)	(2,704)
Other income (expense)	(1,463)	472	(299)	369
Interest expense	(255)	(137)	(700)	(420)
Interest income	—	1	4	6

Income (loss) before income taxes and discontinued operations	$(2,659)	$3,742	$(5,225)	$10,219

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Depreciation and amortization:
NobelClad	$1,013	$1,681	$3,116	$5,095
DynaEnergetics	1,537	1,720	4,617	4,917

Segment depreciation and amortization	$2,550	$3,401	$7,733	$10,012

During the three and nine months ended September 30, 2015 and 2014, no one customer accounted for more than 10% of total net sales.

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
Operating results of the discontinued operations (formerly included with DynaEnergetics in the Oilfield Products segment) for the three months ended September 30, 2014 included net sales of $1,563 and gain from discontinued operations of $20, net of tax of $16. Operating results of the discontinued operations for the nine months ended September 30, 2014 included net sales of $4,540 and a loss from discontinued operations of $77, net of tax of $1.

10.      RESTRUCTURING

NobelClad Restructuring
In October 2014, we signed an agreement to purchase a manufacturing facility in Liebenscheid, Germany and completed the purchase in November 2014.  The facility significantly enhances NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  In October 2014, management announced a plan to restructure its NobelClad European operations. In the second quarter of 2015, the majority of clad metal plate production was shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site was closed and its workers were transferred to the new facility. We incurred pretax restructuring and impairment charges of $6,781 in the fourth quarter of 2014, $54 in the first quarter of 2015, $504 in the second quarter of 2015, and $48 in the third quarter of 2015 related to this program. Restructuring charges associated with this program are substantially complete.

DynaEnergetics Restructuring
In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, North America perforating gun manufacturing was consolidated into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution centers replaced the smaller and less efficient distribution centers that were closed. We incurred pretax restructuring and impairment charges of $382 in the first quarter of 2015, $612 in the second quarter of 2015, and $237 in the third quarter of 2015 related to these programs. Restructuring charges associated with these programs are substantially complete.
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

Total restructuring and impairment charges incurred to date for these programs are as follows and are reported in the “Restructuring expenses” line item in our consolidated statement of operations:

	Three months ended September 30, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	94	—	—	(46)	—	48
DynaEnergetics	—	—	97	73	67	237
Corporate	—	—	—	—	—	—

Total	$94	$—	$97	$27	$67	$285

	Nine months ended September 30, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	91	—	40	471	4	606
DynaEnergetics	245	205	341	303	137	1,231
Corporate	1,560	—	—	—	—	1,560

Total	$1,896	$205	$381	$774	$141	$3,397
The changes to the restructuring liability associated with these programs is summarized below:

	Balance at December 31, 2014	Expense	Payments	Currency Adjustments	Balance at September 30, 2015
Severance	2,406	1,383	(3,500)	(216)	73
Contract termination costs	44	381	(175)	(23)	227
Equipment moving costs	—	774	(702)	1	73
Other exit costs	36	141	(142)	(3)	32

Total	$2,486	$2,679	$(4,519)	$(241)	$405

11.    CONTINGENCIES

The Company records an accrual for contingent liabilities when a loss is both probable and reasonably estimable. If some amount within a range of loss appears to be a better estimate than any other amount within the range, that amount is accrued. When no amount within a range of loss appears to be a better estimate than any other amount, the lowest amount in the range is accrued. As of September 30, 2015 and through the date of this filing we had no known pending or threatened litigation that we expect would have a material impact on our financial statements.
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

In July 2015, we sent a response to U.S. Customs outlining the reasons our mechanical tubing imports do not fall within the scope of the AD order on OCTG from China and should not be subject to anti-dumping duties. U.S. Customs proposed to take similar action with respect to other entries of this product and requested an approximately $1,100 cash deposit or bond for AD/CVD duties.

In August 2015, we posted the bond of approximately $1,100 to U.S. Customs. Subsequently, U.S. Customs declined to conclude on the Company's assertion that the mechanical tubing the Company has been importing is not within the scope of the AD order on OCTG from China. As a result, on September 25, 2015 the Company filed a request for a scope ruling with the U.S. Department of Commerce ("Commerce Department"). As of September 30, 2015 and through the date of this filing, we have not recorded a liability related to this matter as a loss is neither probable nor estimable.

12.    SUBSEQUENT EVENTS

After September 30, 2015, we took additional measures as part of our continuing efforts to control costs in a challenging market. We implemented a reduced work week at the NobelClad facility in Mt. Braddock, Pennsylvania. In DynaEnergetics we implemented a short work week in Troisdorf, Germany, eliminated a production shift at the facility in Blum, Texas and closed another U.S. distribution center. On October 20, 2015, we announced a reduction in force ("RIF") affecting 12 employees at DynaEnergetics' corporate offices in Troisdorf, Germany. We expect the RIF will be completed by December 2015. We anticipate restructuring expenses of up to $500 in the fourth quarter of 2015.

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

Executive Overview

Our business is organized into two segments:  NobelClad and DynaEnergetics.  For the nine months ended September 30, 2015, NobelClad accounted for 53% of net sales while DynaEnergetics accounted for 47% of net sales.

On October 1, 2014 we completed the sale of AMK Technical Services ("AMK"). We have reflected the results of AMK as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, historical consolidated statements of operations included in the Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation.

In October 2014, we signed an agreement to purchase a manufacturing facility in Liebenscheid, Germany and completed the purchase in November 2014. The facility significantly enhances NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  In October 2014, management announced a plan to restructure its NobelClad European operations. In the second quarter of 2015, the majority of clad metal plate production was shifted from facilities in both Rivesaltes, France and Wurgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site was closed and its workers were transferred to the new facility.

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, we consolidated North America perforating gun manufacturing into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution replaced the smaller and less efficient distribution centers that were closed.

In the first quarter of 2015, we eliminated certain positions in our corporate office. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015, and we will continue with a seven-member board.

In the third quarter of 2015, we continued to experience challenging conditions in our core energy markets. Despite these challenges, during the quarter DynaEnergetics completed field trials of its factory-assembled DynaStage perforating system and entered into a principal partner agreement with Weatherford International, our primary testing partner and one of the world’s largest oilfield services companies. Weatherford became the first oilfield service company to deploy our DynaStage product, a factory-assembled, performance-assured well perforating system incorporating the safety features of our advanced detonator technologies.

After September 30, 2015, we took additional measures as part of our continuing efforts to control costs in a challenging market. In DynaEnergetics, we implemented a short work week in Troisdorf, Germany, eliminated production shifts at both of its U.S. manufacturing sites and closed another U.S. distribution center. On October 20, 2015, we announced a reduction in force ("RIF") affecting 12 employees at DynaEnergetics' corporate offices in Troisdorf, Germany. We expect the RIF will be completed by December 2015. We anticipate restructuring expenses of up to $500 in the fourth quarter of 2015.

Consolidated net sales for the nine months ended September 30, 2015 decreased $25,498, or 16.9%, compared with the same period in 2014.  Sales declined $17,795 (23.4%) in DynaEnergetics and $7,703 (10.4%) in NobelClad.  Excluding restructuring expenses of $3,397 related to activities completed in the first nine months of 2015, our consolidated loss from operations was $833 compared with consolidated income of $10,264 for the same period in 2014. The $11,097 decline in consolidated income from operations was due to a decrease in DynaEnergetics' and NobelClad's operating income of $10,026 and $1,268, respectively, and a $197 decrease in unallocated corporate expenses and stock-based compensation (all excluding restructuring expenses). Consolidated operating income for the nine months ended September 30, 2015 and 2014 includes amortization expense of $3,037 and $4,808, respectively. We reported a net loss of $7,929 in the nine months ended September 30, 2015 compared to net income of $6,142 in for the same period 2014.

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

Gross profit and cost of products sold

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

NobelClad Backlog

We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  We expect to fill most backlog orders within 12 months of the order entering the backlog.  From experience, most firm purchase orders and commitments are realized. NobelClad's backlog increased to $41,698 at September 30, 2015 from $41,244 at December 31, 2014.

Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014

Net sales

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Net sales	$39,508	$51,886	$(12,378)	(23.9)%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Net sales	$125,068	$150,566	$(25,498)	(16.9)%
The sales decline for the quarter and year-to-date periods were driven by the impact of a steep decline in the North American rig count and capital spending cuts by exploration and production companies impacting our DynaEnergetics segment and timing of shipments in our NobelClad segment. Foreign currency exchange translation of $3,451 and $11,072, respectively, for the quarter and year-to-date periods had an unfavorable impact on sales primarily related to the strengthening of the U.S. dollar against the foreign currencies in which we operate.

NobelClad sales decreased 9.7% to $21,306 (54% of total sales) for the three months ended September 30, 2015 from $23,607 (45% of total sales) for the same period in 2014. NobelClad sales decreased 10.4% to $66,699 (53% of total sales) for the nine months ended September 30, 2015 from $74,402 (49% of total sales) for the same period in 2014. The decline in NobelClad sales for the quarter and year-to-date periods reflects the timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders and included unfavorable foreign currency exchange translation of $1,852 and $6,409, respectively.

DynaEnergetics contributed $18,202 (46% of total sales) to third quarter 2015 sales, a decrease of 35.6% from sales of $28,279 (55% of total sales) in the third quarter of 2014. DynaEnergetics contributed $58,369 (47% of total sales) to sales for the nine months ended September 30, 2015, a decrease of 23.4% from sales of $76,164 (51% of total sales) for the same period in 2014. The sales decline for both the quarter and year-to-date periods was due to the steep decline in the North American rig count and capital spending cuts by exploration and production companies and also included unfavorable foreign currency exchange translation of $1,599 and $4,663, respectively.

Gross profit

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Gross profit	$10,289	$15,083	$(4,794)	(31.8)%
Consolidated gross profit margin rate	26.0%	29.1%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Gross profit	$33,577	$45,695	$(12,118)	(26.5)%
Consolidated gross profit margin rate	26.8%	30.3%
The decline in gross profit margin in the third quarter of 2015 compared with the prior year primarily was due to unfavorable product mix, and the impact of lower sales volume on fixed manufacturing overhead costs in both segments. The decline in gross profit margin for the nine months ended September 30, 2015 compared with the same period in 2014 was due to a lower proportion of sales in DynaEnergetics relative to NobelClad, unfavorable product mix, and the impact of lower sales volume on fixed manufacturing overhead expenses in both segments.

NobelClad's gross profit margin decreased to 21.2% in the third quarter of 2015 from 21.4% in the third quarter of 2014. For the nine months ended September 30, 2015, gross profit margin for this segment decreased to 19.6% in 2015 from 22.0% in 2014. The decrease in both our third quarter and year-to-date gross margin rate relates principally to unfavorable product mix, and the impact of lower sales volume on fixed manufacturing overhead expenses.

DynaEnergetics' gross profit margin decreased to 32.0% in the third quarter of 2015 from 35.8% in the third quarter of 2014 due to unfavorable price and product mix, and the impact of lower sales volume on fixed manufacturing overhead expenses. For the nine months ended September 30, 2015, gross profit margin decreased to 35.5% from 38.8% for the same period in 2014. The change in gross margin performance relates to unfavorable price and product mix.

General and administrative expenses

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
General and administrative expenses	$5,071	$5,463	$(392)	(7.2)%
Percentage of net sales	12.8%	10.5%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
General and administrative expenses	$16,670	$17,027	$(357)	(2.1)%
Percentage of net sales	13.3%	11.3%
The decline in general and administrative expenses in the third quarter of 2015 compared to the same period in 2014 primarily relates to lower stock-based compensation expense of $307. For the nine months ended September 30, 2015 the decline in general and administrative expenses compared to the same period in 2014 includes lower stock-based compensation expense of $500 and a decrease in salaries, benefits and payroll taxes of $252 offset by one-time incremental audit and legal expenses of $450 recognized in the first half of 2015 associated with the restatement of previously-issued financial statements included in our 2014 Form 10-K.

Selling and distribution expenses

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Selling and distribution expenses	$4,867	$4,639	$228	4.9%
Percentage of net sales	12.3%	8.9%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Selling and distribution expenses	$14,703	$13,596	$1,107	8.1%
Percentage of net sales	11.8%	9.0%
 Selling and distribution expenses increased for the third quarter of 2015 compared to the same period in 2014 primarily due to a $414 increase in bad debt expense partially offset by a decrease in commission expense of $151 due to regional sales mix and a decrease in salaries, benefits and payroll taxes of $26.  Selling and distribution expenses increased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a $632 increase in bad debt expense and a $416 increase in commission expense due to regional sales mix.

NobelClad's selling and distribution expenses increased to $1,695 for the third quarter of 2015 from $1,428 for the third quarter of 2014. For the nine months ended September 30, 2015, selling and distribution expenses decreased to $4,331 from $4,697 in 2014. The increase in our third quarter selling and distribution expenses relates to increases of $143 for bad debt expense and $54 for salaries, benefits and payroll taxes. The decrease in our year-to-date selling and distribution expenses relates to a decrease of $530 in commissions partially offset by increases in salaries, benefits and payroll taxes of $88.

DynaEnergetics' selling and distribution expenses decreased to $3,090 for the third quarter of 2015 from $3,142 for the third quarter of 2014. For the nine months ended September 30, 2015, selling and distribution expenses increased to $10,042 from $8,692 in 2014. The decrease in our third quarter selling and distribution expenses primarily relates to a decrease in commissions. The increase in our year-to-date selling and distribution expenses relates to increases of $946 for commissions and $616 for bad debt expense.

Amortization expense

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Amortization of purchased intangible assets	$1,007	$1,575	$(568)	(36.1)%
Percentage of net sales	2.5%	3.0%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Amortization of purchased intangible assets	$3,037	$4,808	$(1,771)	(36.8)%
Percentage of net sales	2.4%	3.2%

Amortization expense primarily relates to intangible assets in connection with acquisitions in DynaEnergetics.  The decrease in third quarter and year-to-date 2015 amortization expense reflects a decrease in amortization expense associated with NobelClad's customer relationships, which were fully amortized as of December 31, 2014, and the impact of foreign currency translation.

Amortization expense for the three months ended September 30, 2015 includes $730, $237, and $40 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for the three months ended September 30, 2014 includes $1,244, $283 and $48 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Amortization expense for the nine months ended September 30, 2015 includes $2,203, $714 and $120 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively. Amortization expense for the nine months ended September 30, 2014 includes $3,794, $868 and $146 relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Restructuring expenses

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Restructuring expenses	$285	$—	$285	N/A
Percentage of net sales	0.7%	—%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Restructuring expenses	$3,397	$—	$3,397	N/A
Percentage of net sales	2.7%	—%
Restructuring expenses relate to restructuring programs for NobelClad, DynaEnergetics and Corporate. In the fourth quarter of 2014 we made the decision to consolidate our NobelClad European operations. The majority of clad metal plate production was shifted to a new manufacturing facility in Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Wurgendorf site was closed and its workers were transferred to the new facility. NobelClad recognized $48 of restructuring expenses in the third quarter of 2015 which included an adjustment to increase severance expense by $94 partially offset by a favorable $46 adjustment to previously accrued amounts for equipment moving costs. Year-to-date 2015 NobelClad recognized $606 of restructuring expenses which included equipment moving costs of $471, contract termination costs of $40, other exit costs of $4 and an adjustment of $91 to severance expense.

In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, we consolidated North America perforating gun manufacturing into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North

America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution centers are replacing the smaller and less efficient distribution centers that were closed. In the third quarter of 2015, DynaEnergetics incurred restructuring expenses of $237, which included $97 for contract termination costs, $73 for equipment moving cost, and $67 in other exit costs. Year-to-date 2015 DynaEnergetics recognized $1,231 of restructuring expenses, which included $245 for severance costs, $341 for contract termination costs, $303 for equipment moving costs, $205 in non-cash asset impairment charges and other exit costs of $137.

In the first quarter of 2015, we eliminated certain positions in our corporate office. As a result, we incurred restructuring charges of approximately $1,560 in the first quarter of 2015 associated with severance and expense related to the acceleration of unvested stock awards. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015, and we will continue with a seven-member board.

Operating income (loss)

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Operating income (loss)	$(941)	$3,406	$(4,347)	(127.6)%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Operating income (loss)	$(4,230)	$10,264	$(14,494)	(141.2)%

Excluding restructuring expenses, operating loss was $656 in the third quarter of 2015 and $833 for the nine months ended September 30, 2015. Operating results (excluding restructuring expenses) for the third quarter of 2015 and 2014 include $1,306 and $1,319, respectively, of unallocated corporate expenses and $652 and $963, respectively, of stock-based compensation expense. Year-to-date 2015 and 2014 unallocated corporate expenses were $5,773 and $4,441, respectively, and stock-based compensation expense was $2,735 and $2,704, respectively. These expenses are not allocated to our business segments and thus are not included in the below 2015 and 2014 operating results for NobelClad and DynaEnergetics.

The decline in our consolidated operating income (excluding restructuring expenses) for the three months ended September 30, 2015 reflected operating income decreases of $239 and $4,432, respectively, in NobelClad and DynaEnergetics partially offset by lower stock-based compensation expense of $311 and lower unallocated corporate expenses of $13. The decrease in our year-to-date 2015 consolidated operating income (excluding restructuring expense) reflected a decrease in operating income of $1,874 and $11,257, respectively, in NobelClad and DynaEnergetics combined with higher unallocated corporate expense of $1,332 and higher stock-based compensation of $31.

NobelClad's operating income of $1,672 in the third quarter of 2015 decreased 12.5% from $1,911 in the third quarter of 2014. Excluding $48 of restructuring expenses, NobelClad reported operating income of $1,720 in the third quarter of 2015. Operating results of NobelClad for the third quarter of 2015 and 2014 included $95 and $530, respectively, of amortization expense of purchased intangible assets. NobelClad reported operating income of $4,479 year-to-date 2015 compared to $6,353 for the year-to-date 2014 period. Excluding the impact of $606 in restructuring expenses, NobelClad reported operating income of $5,085 year-to-date 2015. Operating results of NobelClad for the nine months ended September 30, 2015 and 2014 include $285 and $1,625, respectively, of amortization expense related to purchased intangible assets. The decline in operating income for the quarter and year-to-date periods was attributable to lower sales volume, unfavorable product mix and the impact of lower sales volume on fixed manufacturing overhead expenses, partially offset by a decrease in amortization expense.

DynaEnergetics reported an operating loss of $655 in the third quarter of 2015, a decrease of 117.3% from operating income of $3,777 in the third quarter of 2014.  Excluding $237 of restructuring expenses, DynaEnergetics reported an operating loss of $418 in the third quarter of 2015. DynaEnergetics' operating results for the third quarter of 2015 and 2014 include $912 and $1,045, respectively, of amortization expense of purchased intangible assets. DynaEnergetics reported an operating loss of $201 year-to-date 2015 compared to operating income of $11,056 year-to-date 2014. Excluding restructuring charges of $1,231, DynaEnergetics reported operating income of $1,030. Operating results of DynaEnergetics for the nine months ended September 30, 2015 and 2014 include $2,752 and $3,183, respectively, of amortization expense related to purchased intangible assets. The decrease in quarter and year-to-date 2015 operating income was attributable to the decline in sales volume, unfavorable product mix as well as an increase in sales commissions and bad debt expense.

Other income (expense), net

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Other income (expense), net	$(1,463)	$472	$(1,935)	N/A

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Other income (expense), net	$(299)	$369	$(668)	N/A
Our third quarter 2015 net other expense of $1,463 included net realized and unrealized foreign exchange losses of $1,484.  Our third quarter 2014 net other income of $472 included net realized and unrealized foreign exchange gains of $451.

Our year-to-date 2015 net other expense included net realized and unrealized foreign exchange losses of $343. Our year-to-date 2014 net other income included net realized and unrealized foreign exchange gains of $273.

Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Interest income (expense), net	$(255)	$(136)	$(119)	87.5%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Interest income (expense), net	$(696)	$(414)	$(282)	68.1%
The increase in both the quarter and year-to-date periods reflects the amortization of loan fees associated with the credit agreement entered into on February 23, 2015.

Income tax provision

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Income tax provision	$1,574	$1,420	$154	10.8%
Effective tax rate	(59.2)%	37.9%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Income tax provision	$2,704	$4,000	$(1,296)	(32.4)%
Effective tax rate	(51.8)%	39.1%

Our consolidated income tax provision for the third quarter of 2015 and 2014 included a U.S. tax provision of $1,324 and $581, respectively, with the remainder relating to net foreign tax provisions associated with our foreign operations and holding companies. Our consolidated income tax provision for the nine months ended September 30, 2015 and 2014 included a U.S. tax benefit of $1,682 and $179, respectively, offset by net foreign tax provisions associated with our foreign operations and holding companies.
We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. A significant piece of objective negative evidence to be evaluated in this assessment is whether there is a three-year cumulative loss incurred in a jurisdiction. We have incurred a three-year cumulative loss in several jurisdictions where we have foreign tax loss carryforwards. As a result, we have evaluated the need for and, where appropriate, recorded a valuation allowance against the corresponding net deferred tax assets in these jurisdictions. The amount of the deferred tax assets considered realizable may adjusted in future periods.

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

Discontinued Operations

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Income from operations of discontinued operations, net of tax	$—	$20	$(20)	(100.0)%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Loss from operations of discontinued operations, net of tax	$—	$(77)	$77	(100.0)%
On October 1, 2014 we completed the sale of AMK. The net proceeds were $6,830, after final purchase price adjustments. We received $4,330 in cash consideration at closing and a $2,500 90-day secured promissory note, which was paid in full by December 31, 2014.

Net sales for AMK were $1,563 and $4540, respectively, for the three and nine months ended September 30, 2014. AMK had income from discontinued operations of $20, net of tax of $16, for the third quarter quarter of 2014 and a loss from discontinued operations of $77, net of tax of $1, for the nine months ended September 30, 2014.

Adjusted EBITDA

	Three Months Ended September 30,			Percentage
	2015	2014	Change	Change
Adjusted EBITDA	$2,546	$7,770	$(5,224)	(67.2)%

	Nine Months Ended September 30,			Percentage
	2015	2014	Change	Change
Adjusted EBITDA	$9,123	$22,980	$(13,857)	(60.3)%
Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance.  Our aggregate non-cash depreciation, amortization of purchased intangible assets, restructuring charges and stock-based compensation expense for the three months ended September 30, 2015 and 2014 was $3,487 and $4,364, respectively, and for the nine months ended September 30, 2015 and 2014 was $13,353 and $12,716, respectively.  These aggregate charges represent a significant percentage of the consolidated operating income that we reported for these periods.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss) attributable to DMC	$(4,233)	$2,342	$(7,929)	$6,142
Loss (income) from operations from discontinued operations	—	(20)	—	77
Interest expense	255	137	700	420
Interest income	—	(1)	(4)	(6)
Provision for income taxes	1,574	1,420	2,704	4,000
Depreciation	1,543	1,826	4,696	5,204
Amortization of purchased intangible assets	1,007	1,575	3,037	4,808
EBITDA	146	7,279	3,204	20,645
Restructuring expenses	285	—	3,397	—
Stock-based compensation	652	963	2,223	2,704
Other (income) expense, net	1,463	(472)	299	(369)
Adjusted EBITDA	$2,546	$7,770	$9,123	$22,980

Adjusted EBITDA decreased by 67.2% in the third quarter of 2015 from the third quarter of 2014 and decreased by 60.3% year-to-date 2015 from the same period of 2014. The decline in both the quarter and year-to-date period was primarily due to the decline in 2015 operating income.

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt interest service, dividend payments, and capital expenditure requirements of our current business operations for the foreseeable future.  Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted.  Additionally, continued challenging conditions in our core energy markets could impact our ability to meet cash requirements through operating activities. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements.

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

As of September 30, 2015, U.S. dollar revolving loans of $35,400 and Euro revolving loans of $562 were outstanding under our credit facility.  While we had approximately $66,550 of available revolving credit loan capacity and $50,000 of term loan capacity as of September 30, 2015 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are two significant financial covenants under our credit facility, the leverage ratio and debt service coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the nine months ended September 30, 2015 and the year ended December 31, 2014, Consolidated EBITDA approximated the

“Adjusted EBITDA” that we reported for the respective periods.  Under our credit facility, the maximum leverage ratio permitted by our credit facility is 3.0 to 1.0. The actual leverage ratio as of September 30, 2015 was 2.01 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and the lesser of $8,000 or 100% of depreciation expense to Debt Service Charges.  Consolidated EBITDA is defined above and Debt Service Charges equals the sum of cash interest expense and scheduled principal payments of Consolidated Funded Indebtedness.  Under our credit facility, the minimum debt service coverage ratio permitted by our credit facility is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2015 was 12.00 to 1.0.

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of September 30, 2015, we were in compliance with all financial covenants and other provisions of our debt agreements. However, given the challenging conditions in our core energy markets, it is possible that we could fail to remain in compliance with the covenants in our credit agreement in the next twelve months. (See Item 1A. Risk Factors). As a result, we continue to focus on cost saving initiatives and capital preservation. If we are unable to remain in compliance with our covenants, we would pursue an amendment from the syndicate banks.

Other contractual obligations and commitments

Our long-term debt balance increased to $35,962 at September 30, 2015 from $22,782 at December 31, 2014. Our other contractual obligations and commitments have not materially changed since December 31, 2014.

Cash flows from operating activities

Net cash used in operating activities was $6,414 for the nine months ended September 30, 2015. This compares to net cash provided by operating activities of $15,879 for the same period in 2014. The year-over-year decline in continuing operating cash flows of $22,293 was driven by a decline in net income of $14,071, combined with a $10,306 increase in net working capital. We experienced unfavorable net working capital changes of $13,938 year-to-date 2015 compared with unfavorable changes in net in working capital of $3,632 in the same period of 2014. Unfavorable changes in our 2015 net working capital included an increase in inventories and prepaid expenses of $3,908 and $1,523, respectively, and decreases of $3,742, $3,274 and $1,271, respectively in accounts payable, accrued expenses and other liabilities, and customer advances. The increase in net working capital was driven by an increase in inventory associated with a new product in our DynaEnergetics segment, cash payments related to restructuring activities, and a decrease in customer advances.

 Net cash provided by operating activities was $15,879 for the nine months ended September 30, 2014 which consisted of net cash flows provided by continuing operations of $15,640 and net cash flows provided by discontinued operations of $239. We experienced negative net working capital changes of $3,632 in the nine month period of 2014, including an increase in inventories and prepaid expenses of $2,732 and $3,413, respectively, and a decrease of $5,084 in accounts payable. The increases in working capital were driven by higher sales in DynaEnergetics, timing of accounts payable and prepayment for raw materials with long lead times but favorable pricing. These negative changes were partly offset by a decrease in accounts receivable of $5,342 and a $1,445 increase in customer advances.

Cash flows from investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2015 were $4,690 and primarily consisted of capital expenditures.

Net cash flows used in investing activities for the nine months ended September 30, 2014 totaled $6,219 and consisted of cash flows used in investing activities of continuing operations of $6,099 and $120 of net cash flows used in investing activities of discontinued operations. Net cash flows used in investing activities of continuing operations consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows provided by financing activities for the nine months ended September 30, 2015 totaled $10,965, which included net borrowings on bank lines of credit of $13,446, payment of quarterly dividends of $1,692 and payment of deferred debt issuance costs of $1,042.

Net cash flows used in financing activities for the nine months ended September 30, 2014 totaled $4,664, which included net repayments on bank lines of credit of $3,213 and payment of quarterly dividends of $1,667.

Payment of Dividends

On August 25, 2015, our board of directors declared a quarterly cash dividend of $0.04 per share which was paid on October 15, 2015.  The dividend totaled $568 and was payable to shareholders of record as of September 30, 2015.  We also paid a quarterly cash dividend of $0.04 per share in the first quarter and second quarters of 2015 and the first and second quarters of 2014.

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

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, which includes the material weakness identified at December 31, 2014 discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  There have been no other changes in our internal controls during the quarter ended September 30, 2015 or in other factors that could materially affect our internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

Item 1A of Annual Report on Form 10-K for the year ended December 31, 2014 sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition or operating results. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results for the quarter ended September 30, 2015. Set form below is an additional risk factor that supplements the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Risk Factors Related to Dynamic Materials Corporation

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

As of September 30, 2015, we had an outstanding balance of approximately $36.0 million on our syndicated credit agreement. This agreement includes various covenants and restrictions and certain of these relate to the incurrence of additional indebtedness; mortgaging and pledging or disposition of major assets. We are also required to maintain certain financial ratios on a quarterly basis. A breach of any of these covenants could result in acceleration of our obligations to repay our debt, if we are unable to obtain a waiver or amendment from our lenders. As of September 30, 2015, we were in compliance with all financial covenants and other provisions of the credit agreement and our other loan agreements. However, given the continued challenging market conditions in our core energy markets, it is possible that we could fail to remain in compliance with the covenants in our credit agreement in the next twelve months or beyond.

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	October 30, 2015	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)