Form 10-K
period 2015-12-31
DYNAMIC MATERIALS CORP
filed 2016-03-11
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $150,374,917 as of June 30, 2015.

The number of shares of Common Stock outstanding was 14,324,285 as of March 9, 2016.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2014 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2015.

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

Today, our business segments consist of NobelClad (54% of 2015 net sales) and DynaEnergetics (46% of 2015 net sales).

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

Business Segments

NobelClad

Clad metal plates are typically used in the construction of heavy, corrosion resistant pressure vessels and heat exchangers. Clad metal plates consist of a thin layer of an expensive, corrosion resistant cladder metal, such as titanium or stainless steel, which is metallurgically welded to a less expensive structural backing metal, such as carbon steel.  For heavy equipment, clad plates generally provide an economical alternative to building the equipment solely of a corrosion resistant alloy.

There are three major industrial clad plate manufacturing technologies: Explosion Welding, Hot Rollbonding and Weld Overlay. Explosion welding, the technology utilized by NobelClad, is the most versatile of the clad plate manufacturing methods. Created using a robust cold welding technology, explosion-welded clad products exhibit high bond strength and combine the corrosion resistance and mechanical properties of the cladder material with the structural strength and lower cost of the backer material.  The explosion-welded clad process is suitable for joining virtually any combination of common engineering metals. This represents a competitive advantage versus the hot rollbonding and weld overlay processes, which generally can only clad compatible metals such as nickel alloys and stainless steels.

Explosion-welded clad metal is produced as flat plates or concentric cylinders, which can be further formed and fabricated into a broad range of industrial processing equipment or specialized transition joints. When fabricated properly, the two metals will not come apart, as the bond zone is generally stronger than the parent metals. The dimensional capabilities of the process are broad: cladding metal layers can range from a few thousandths of an inch to several inches in thickness and base metal thickness and lateral dimensions are primarily limited only by the capabilities of the world’s metal production mills.  Explosion welding is used to clad to steel a broad range of metals, including aluminum, titanium, zirconium, nickel alloys and stainless steels.

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

Shipbuilding: The combined problems of corrosion and top-side weight drive demand for our aluminum-steel transition joints, which serve as the juncture between a ship's upper and lower structures. Top-side weight is often a significant problem with tall ships, including cruise ships, naval vessels, ferries and yachts. Use of aluminum in the upper structure and steel in the lower structure provides stability. Since aluminum cannot be welded directly to steel using traditional welding processes, and since bolted joints between aluminum and steel corrode quickly in seawater, explosion welded transition joints are a common solution. NobelClad's transition joints have been used in the construction of many well-known ships, including the Queen Elizabeth II and modern U.S. Navy aircraft carriers.

Power Generation: Fossil fuel and nuclear power generation plants require extensive use of heat exchangers, many of which require corrosion resistant alloys to handle low quality cooling water. Our clad plates are used extensively for heat exchanger tubesheets. The largest clad tubesheets are used in the final low-pressure condensers. For most coastal and brackish water-cooled plants, titanium is the metal of choice, and titanium-clad tubesheets are the low-cost solution for power plant condensers.

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

Operations

The NobelClad segment seeks to build on its leadership position in its markets.  During the three years ended December 31, 2015, 2014 and 2013, the NobelClad segment represented approximately 54%, 48% and 59% of our consolidated net sales, respectively.  The three manufacturing plants and their respective shooting sites in Pennsylvania, Germany and France provide the production capacity to address concurrent projects for NobelClad’s North American and international customer base.

The principal product of metal cladding, regardless of the process used, is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant metal, or "cladder," bonded to a steel backing plate. Prior to the explosion-welding process, the materials are inspected, the mating surfaces are ground, and the metal plates are assembled for cladding. The process involves placing a sheet of the cladder over a parallel plate of backer material and then covering the cladder with a layer of specifically formulated explosive powder. A small gap or “standoff space” is maintained between the cladder and backer using small metal spacers. The explosion is then initiated on one side of the cladder and travels across the surface of the cladder forcing it down onto the backer. The explosion happens in approximately one-thousandth of a second.  The collision conditions cause a thin layer of the mating surfaces, as well as the spacers, to be spalled away in a jet.  This action removes oxides and surface contaminants immediately ahead of the collision point.  The extreme pressures force the two metal components together, creating a metallurgical bond between them.  The explosion-welded clad process produces a strong, ductile, continuous metallurgical weld over the clad surface.  After the explosion is completed, the resulting clad plates are flattened and cut, and then undergo testing and inspection to assure conformance with internationally accepted product specifications.

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

Competition

Metal Cladding.  NobelClad faces competition from two primary alternative cladding technologies: Hot-Rollbonding and Weld Overlay. Usually the three processes do not compete directly, as each has its own preferential domain of application relating to metal used and thicknesses required.  However, due to specific project considerations such as technical specifications, price and delivery time, explosion-welding may have the opportunity to compete successfully against these technologies.  Rollbond is only produced by a few steel mills in the world. In this process, the clad metal and base metal are bonded during the hot rolling operation in which the metal slab is converted to plate. Being a high temperature process, hot rollbond is limited to joining similar metals, such as stainless steel and nickel alloys to steel.  Rollbond’s niche is production of large quantities of light to medium gauge clad plates; it is frequently lower cost than explosion clad when total metal thickness is under one to two inches (dependent upon alloy and a number of other factors).  Rollbond products are generally suitable for most pressure vessel applications but have lower bond shear strength and may have inferior corrosion resistance.

The weld overlay process, which is produced by the many vessel fabricators that are often also NobelClad customers, is a slow and labor-intensive process that requires a large amount of floor space for the equipment. In weld overlay cladding, the clad metal layer is deposited on the base metal using arc-welding type processes.  Weld overlay is a cost-effective technology for complicated shapes, for field service jobs, and for production of heavy-wall pressure vessel reactors.  During overlay welding, the cladding metal and base metal are melted together at their interface. The resulting dilution of the cladding metal chemistry may compromise corrosion performance and limit use in certain applications.  Weld metal shrinkage during cooling potentially causes distortion when the base layer is thin; consequently, overlay is rarely the technically preferred solution for construction of new equipment when thicknesses are under three to four inches.  As with rollbond, weld overlay is limited to metallurgically similar metals, primarily stainless steels and nickel alloys joined to steel.   Weld overlay is typically performed in conventional metal fabrication shops.

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

Marketing, Sales, Distribution

NobelClad conducts its selling efforts by marketing its services to potential customers' senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows.  NobelClad’s sales office in the United States covers the Americas and East Asia.  Its sales offices in Europe cover the full European continent, Africa, the Middle East, India, and Southeast Asia.  NobelClad also has sales offices in South Korea and China to address these markets. These sales teams are further supported by local sales offices in the Middle East and India, with contract agents in most other developed countries, including Russia and Brazil.  Contract agents typically work under multi-year agreements which are subject to sales performance as well as compliance with NobelClad quality and customer service expectations.  Members of the global sales team may be called to work on projects located outside their usual territory.  By maintaining relationships with its existing customers, developing new relationship with prospective customers, and educating all its customers as to the technical benefits of NobelClad’s products, NobelClad endeavors to have its products specified as early as possible in the design process.

NobelClad’s sales are generally shipped from its manufacturing locations in the United States, Germany and France.  Any shipping costs or duties for which NobelClad is responsible typically will be included in the price paid by the customer.  Regardless of where the sale is booked (in Europe or the U.S.), NobelClad will produce it, capacity permitting, at the location closest to the delivery place. In the event that there is a short-term capacity issue, NobelClad produces the order at any of its production sites, prioritizing timing.  The various production sites allow NobelClad to meet customer production needs in a timely manner.

Research and Development

We prepare a formal research and development plan annually. It is implemented at our cladding sites in France, Germany, and the U.S. and is supervised by a Technical Committee that reviews progress quarterly and meets once a year to establish the plan for the following 12 months.  The research and development projects concern process support, new products, and special customer-paid projects.

DynaEnergetics

DynaEnergetics manufactures, markets, and sells perforating explosives and associated hardware, as well as seismic explosives, for the international oil and gas industry. The oil and gas industry uses perforating products to punch holes in the casing or liner of wells to connect the well to the surrounding reservoir. During the drilling process, steel casing and cement are inserted into the well to isolate and support the wellbore. As part of the well completion process, the perforating guns, which contain a series of specialized shaped charges, are lowered into the well to the desired area of the targeted formation. Once fired, the shaped charges shoot a plasma jet through the casing and cement and into the formation. The resulting channels in the formation allow hydrocarbons to flow into the wellbore.

DynaEnergetics manufactures and sells the five primary components of a perforating system, which are: 1) carrier tubes and charge tubes, 2) shaped charges, 3) detonating cord, 4) detonators, and 5) control panels. Additionally, DynaEnergetics manufactures and sells a factory-assembled, performance-assured well perforating system known as DynaStage, which incorporates the safety features of our advanced detonator technologies.

PRIMARY COMPONENTS OF A PERFORATING GUN

The perforating products manufactured by DynaEnergetics are essential to certain types of modern oil and gas recovery.  These products are sold to large, mid-sized, and small oilfield service companies in the U.S., Europe, Canada, South America, Africa, the Middle East, and Asia. DynaEnergetics also sells directly to end-users. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Expanding exploration activity has led to increasingly complex well completion operations, which in turn, has increased the demand for high quality and technically advanced perforating products.

Operations

The DynaEnergetics segment seeks to build on its products and technologies, as well as its sales, supply chain and distribution network.  During the three years ended December 31, 2015, 2014 and 2013, the DynaEnergetics segment represented approximately 46%, 52% and 41% of our consolidated net sales, respectively.

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

In recent years, DynaEnergetics has introduced a number of new technologies designed for safe and selective perforating. Our Intrinsically Safe Detonator Systems require a specific electronic code for firing and are immune to induced currents and voltages, static electricity and high-frequency irradiation. This eliminates the risk of oilfield accidents from unintentional firing. This safety feature enables concurrent perforating and fracturing processes at drilling sites with multiple wellbores, improving operating efficiencies for our customers.

With selective technologies the operator can sequentially initiate multiple perforating guns in a single run, resulting in significant time and cost savings. DynaEnergetics’ Selectronic Switches provide high reliability through a microprocessor based switch design. The Selectronic switch and software operate in conjunction with our Intrinsically Safe Detonators, Multitronic Firing Panels and a standard PC to enable up to 12 initiation devices per run. DynaEnergetics’ Mulitronic Firing Panels are installed in our customer’s service fleet vehicles to control and sequence perforating operations. The control panels and switches provide uninterrupted communication with all detonators in the gun assembly and enable positive indication of gun firing along with selective control.

Our DynaSelect products combine our Selectronic Switches and Intrinsically Safe Detonator technologies in a one-piece system for improved well site efficiency, reliability, simplicity and service quality. The fully integrated design incorporates advanced software controls and reduces the size of the detonator and switch assembly. DynaSelect reduces by 40% the number of electrical connections required within each perforating gun versus prior detonator models. This improves set-up times and reliability. The DynaSelect switch detonator is controlled by our Multronic IV Firing Panel. This system enables safe and reliable firing of up to 20 guns in a single run and incorporates a signal output function to monitor the movement and position of the tool string.

Our DynaStage factory assembled perforating system combines preassembled perforating guns with our Multitronic V Firing Panel, Surface Tester, and intrinsically safe integrated switch-detonator. The Multitronic V Firing Panel is highly intuitive and allows the gun string to be safely tested and monitored throughout the pumpdown operation. Additionally, the Multitronic V also supports “shoot-on-the-fly” operation through an instant-fire capability. By safely checking perforating guns on the surface, the DynaStage Surface Tester greatly reduces the chance of lost time, mishaps, misruns and misfires due to a system fault. The Surface Tester is fully RP67 compliant and cannot initiate any type of detonator or explosive device. The patent-pending plug-n-go design of the wireless detonator reduces the potential for errors by eliminating the need for wiring and crimping. The fully integrated design of DynaStage allows users to minimizes uncertainty and operational risks, achieving industry-leading perforating performance.

Our DynaSlot system is designed for well abandonment. During abandonment the wellbore is shut in and permanently sealed so that layers of sedimentary rock, and in particular freshwater aquifers, are pressure isolated. DynaSlot creates complete 360 degree access behind the tubing and casing, which is preferred for plug and abandonment cement squeeze operations.

DynaEnergetics Tubing Conveyed Perforating, or TCP, systems are customized for individual customer needs and well applications. TCP enables perforating of more complex highly deviated and horizontal wells. These types of wells are being increasingly drilled by the industry. TCP tools also perforate long intervals in a single trip, which significantly improves rig efficiency. Our TCP tool range includes mechanical and hydraulic firing systems, gun releases, under-balancing devices and auxiliary components. Our tools are designed to withstand down hole temperatures of up to 260 degrees Celsius (500 degrees Fahrenheit), for safe and quick assembly at the well site, and to allow unrestricted total system length.

DynaEnergetics’s manufacturing facilities are located in Germany, the United States and Russia. During 2013 DynaEnergetics completed a new shaped charge manufacturing facility in Blum, Texas and a perforating gun manufacturing facility in Tyumen, Siberia. The construction of the new shaped charge manufacturing facility in Tyumen, Siberia, was completed in 2015. In the first quarter of 2016, we received all the necessary permits to start production of charges, and the plant is scheduled to be fully operational in the second quarter of 2016. These investments have significantly expanded our global capacity for shaped charge and perforating gun production and improve our delivery and customer service capabilities.

Suppliers and Raw Materials

DynaEnergetics' product offering consists of complex components that require numerous high-end inputs. DynaEnergetics utilizes a variety of raw materials for the production of oilfield perforating and seismic products, including high-quality steel tubes, steel and copper, explosives (RDX, HMX, HNS), granulates, plastics and ancillary plastic product components.  DynaEnergetics obtains its raw materials primarily from a number of different producers in Germany and other European countries, but also purchases materials from North American, Chinese and other international suppliers.

Competition

DynaEnergetics faces competition from independent producers of perforating products and from each of the industry's three largest oil and gas service companies, which produce most of their own shaped charges but also buy other perforating components and specialty products from independent suppliers such as DynaEnergetics.  DynaEnergetics competes for sales primarily on customer service, product quality, reliability, safety, performance, price and, in North America, proximity of distribution centers to oilfield drilling activity.

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

Marketing, Sales, Distribution

DynaEnergetics’ worldwide marketing and sales efforts for its oilfield and seismic products are based in Troisdorf, Germany, with regional sales headquarters in Austin, Texas for the Americas and Tyumen, Siberia for the Commonwealth of Independent States.  DynaEnergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, the establishment of international distribution centers to better service our customers, and educating current and potential customers about our products and technologies.  Currently, DynaEnergetics sells its oilfield and seismic products through wholly owned affiliates in the U.S., Canada, Russia and Kazakhstan; and through independent sales agents in other parts of the world.  DynaEnergetics serves the Americas region through its network of sales and distributions centers in the United States and Canada.

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

Corporate History and Recent Developments

The genesis of the Company was an unincorporated business called “Explosive Fabricators,” which was formed in Colorado in 1965.  The business was incorporated in Colorado in 1971 under the name “E. F. Industries, Inc.,” which was later changed to “Explosive Fabricators, Inc.”  The Company became publicly traded in 1976.  In 1994, it changed its name to “Dynamic Materials Corporation.”  The Company reincorporated in Delaware in 1997.

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

Over the next several years the Company further grew the DynaEnergetics business by acquiring additional related sales and manufacturing companies in Canada and the United States and purchased the outstanding minority-owned interests in its Russian joint ventures.

In 2013, the Company branded its explosive metalworking operations under the single name NobelClad.  The NobelClad segment is comprised of the Company’s U.S. Clad operations as well as the explosion metalworking assets and operations purchased in the Nobelclad France and DynaEnergetics acquisitions.  In 2014, the Company re-branded the oilfield products segment as DynaEnergetics, which is comprised entirely of DynaEnergetics (other than its explosion metalworking operations), its subsidiaries and sister companies.

In 2014, the Company sold its specialty welding business, AMK Technical Services ("AMK"), which was acquired in 1997 and in recent years contributed approximately 5% of the Company's consolidated annual revenue. Also in 2014, the Company acquired a modern manufacturing and office complex in Liebenscheid, Germany. The facility enhances NobelClad's manufacturing capabilities and serves as a state-of-the-art production and administrative resource for NobelClad's European operations.

Employees

As of December 31, 2015, we had 424 employees (195 U.S. and 229 non-U.S.), the majority of whom are engaged in manufacturing operations, with the remainder primarily in sales, marketing and administrative functions. Most of our manufacturing employees are not unionized.  In addition, we use a number of temporary workers at any given time, depending on the workload.

In the last three years, the Company has experienced two work stoppages, which lasted for three days in November 2014 and eight days in December 2014, at NobelClad's production facility in Rivesaltes, France. The stoppages related to a consolidation program of NobelClad's European explosion welding operations. A restructuring agreement with the labor union at Rivesaltes was reached in January 2015, at which point work was restarted.  We currently believe that employee relations are good.

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

	(Dollars in Thousands)
	For the years ended December 31,
	2015	2014	2013
United States	$81,634	$91,009	$88,532
Canada	13,000	23,532	18,142
United Arab Emirates	7,891	3,694	2,695
France	6,624	5,478	3,756
South Korea	5,709	7,362	11,642
Germany	5,182	7,721	9,208
Russia	4,937	7,992	5,992
India	4,566	7,617	8,888
Egypt	4,080	2,227	2,133
Spain	3,858	892	5,775
Iraq	3,758	11,348	4,243
China	2,426	1,800	606
Italy	2,327	2,350	4,119
Hong Kong	2,207	1,967	1,180
Sweden	1,699	1,227	1,547
Rest of the world	17,020	26,345	33,602

Total	$166,918	$202,561	$202,060

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

NobelClad operates a somewhat cyclical business. NobelClad revenues are affected both by the demand for NobelClad’s explosion-welded cladding services and the base price of metal used in explosion-welded cladding operations.  Higher metal prices make it more economical for customers to use cladding on less-expensive metal than using solid metal plates.  Higher metal prices also lead to higher sales (in terms of dollars rather than square meters of cladding) and generally higher margins for NobelClad.  Year-end backlog was $36.9 million, $41.2 million, and $41.8 million, respectively, in 2013, 2014 and 2015.

The explosion-welded cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, chemicals and petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation, and industrial refrigeration.  These industries tend to be cyclical in nature and an economic slowdown in one or all of these industries-whether due to traditional cyclicality, general economic conditions or other factors-could impact capital expenditures within that industry.  If demand from such industries were to decline or to experience reduced growth rates, our sales would be expected to be affected proportionately, which may have a material adverse effect on our business, financial condition, and results of operations. Our revenue and margins are also affected by the price of the base metals we use; lower prices generally lead to lower revenue and often lower margins.

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

Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including adequate distance from densely populated areas, the specific geological characteristics of the site, and the ability to comply with local noise and vibration abatement regulations in conducting the process. In addition, our primary U.S. shooting site is subleased under an arrangement pursuant to which we provide certain contractual services to the sub-landlord.  The efforts to identify suitable sites and obtain permits for using the sites from local government agencies can be time-consuming and may not be successful.  In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of proposed sites.  The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits or satisfy other conditions to use the sites would have a material adverse effect on our business, financial condition and results of operations.

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

Risk Factors Related to DynaEnergetics

Prices and pricing trends of oil and natural gas affect the level of exploration, development, and production activity of DynaEnergetics’ customers. The steep decline in oil and gas prices since the middle of 2014 has adversely affected DynaEnergetics’ sales and economic performance.

The oil and gas industry is unpredictable and has historically been subject to occasional downturns. Prices for oil and natural gas are subject to large fluctuations in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty, and a variety of other economic factors that are beyond our control. Demand for DynaEnergetics’ products is linked to the level of exploration, development, and production activity of, and the corresponding capital spending by, oil and natural gas companies and oilfield services companies. With the worldwide decrease in oil prices and the increased supply levels of these resources, drilling for new wells has decreased sharply. For example, rig count in the United States and Canada at the end of 2015 is down approximately 68% from the highest level during 2014. DynaEnergetics’ revenues in 2015 were 27.0% less than in 2014. Any prolonged reduction in oil and natural gas prices or expectations about lower future prices will depress the immediate levels of exploration, development, and production activity, which negatively impacts DynaEnergetics’ sale of products and economic performance.

The adoption of any future laws or regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could cause a decrease in natural gas and oil well perforating and could materially adversely affect DynaEnergetics’ sales and economic performance.

DynaEnergetic’s perforating products are used for oil and gas well hydraulic fracturing processes, among other uses. Various federal, state and local legislative and regulatory initiatives have been undertaken, which could result in additional requirements or restrictions being imposed on hydraulic fracturing operations. The adoption of these or other laws or implementation of regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult to use hydraulic fracking for natural gas and oil well development, which would reduce the demand for some of DynaEnergetic’s products and could have a material adverse effect on its sales and financial performance.

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

DynaEnergetics’ growth and market position relies on the development of demand for its innovative new technologies and products.

DynaEnergetics is developing new and innovative products, including its DynaStage factory assembled perforating system, which it believes will drive sales at improved margins and improve its position as a technology-focused leader in the perforating market. To the extent the market for DynaStage and other new technologies and products does not develop from its existing and target customers as expected, DynaEnergetic’s growth and market position may be diminished and may have a material adverse effect on its financial position.

The manufacturing of explosives subjects DynaEnergetics to various environmental, health and safety laws.

DynaEnergetics is subject to a number of environmental, health, and safety laws and regulations, the violation of which could result in significant penalties.  DynaEnergetics’ continued success depends on continued compliance with applicable laws and regulations.  In addition, new environmental, health and safety laws and regulations could be passed that could create costly compliance issues.  While DynaEnergetics endeavors to comply with all applicable laws and regulations, compliance with future laws and regulations may not be economically feasible or even possible.

Risk Factors Related to Dynamic Materials Corporation

Our use of explosives is an inherently dangerous activity that could lead to temporary or permanent closure of our NobelClad shooting sites and DynaEnergetics manufacturing facilities.

We use a large amount of explosives in connection with the creation of clad metals and manufacturing of perforating shaped charges and detonating cord.  The use of explosives is an inherently dangerous activity.  Explosions, even if occurring as intended, can lead to damage to the shooting site or manufacturing facility or to equipment used at the facility or injury to persons at the facility. If a person were injured or killed in connection with such explosives, or if equipment at the shooting site or manufacturing facility were damaged or destroyed, we might be required to suspend our operations for a period of time while an investigation is undertaken or repairs are made.  Such a delay might impact our ability to meet the demand for our products.  In addition, if a mine were seriously damaged, we might not be able to locate a suitable replacement site to continue our operations.

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

Many of our operating subsidiaries conduct business in Euros or other foreign currency such as the Russian Ruble.  Sales made in currencies other than U.S. dollars accounted for 23%, 32%, and 36% of total sales for the years ended 2015, 2014, and 2013, respectively. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation losses (gains) with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example DynaEnergetics KG’s functional currency is Euros, but its sales often occur in U.S. dollars.  Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our consolidated financial statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency and the Russian Ruble due to our operations in Tyumen, Siberia.

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

As of December 31, 2015, we had an outstanding balance of approximately $27.5 million on our syndicated credit agreement. This agreement includes various covenants and restrictions and certain of these relate to the incurrence of additional indebtedness; mortgaging and pledging or disposition of major assets. We are also required to maintain certain financial ratios on a quarterly basis. A breach of any of these covenants could impair our ability to borrow and could result in acceleration of our obligations to repay our debt, if we are unable to obtain a waiver or amendment from our lenders. As of December 31, 2015, we were in compliance with all financial covenants and other provisions of the credit agreement and our other loan agreements.

Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default, which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities.

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

In past years, the majority of NobelClad’s revenues have been derived from customers in the oil and gas, chemicals and petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration industries. Economic downturns in these industries could have a material adverse effect on our business, financial condition, and results of operations.

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

Our explosion-welded clad products compete with explosion-welded clad products made by other manufacturers in the clad metal business located throughout the world and with clad products manufactured using other technologies. Our combined North American and European operations typically supply explosion-welded clad to the worldwide market. There is one other well-known explosion-welded clad supplier worldwide, a division of Asahi-Kasei Corporation of Japan. There are also a number of smaller companies worldwide with explosion-welded clad manufacturing capability, including several companies in China and in South Korea that appear to be growing significantly in their domestic markets.  There are currently no other significant North American based explosion-welded clad suppliers. We focus strongly on reliability, product quality, on-time delivery performance, and low cost manufacturing to minimize the potential of future competitive threats.  However, there is no guarantee we will be able to maintain our competitive position.

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

DynaEnergetics competes principally with perforating companies based in North America, South America, and Russia, which produce and market perforating services and products.  DynaEnergetics also competes with oil and gas service companies that are able to satisfy a portion of their perforating needs through in-house production.  To remain competitive, DynaEnergetics must continue to provide innovative products and maintain an excellent reputation for quality, safety, and value.  There can be no assurances that we will continue to compete successfully against these companies.

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

We and all our activities in the United States are subject to federal, state and local environmental and safety laws and regulations, including but not limited to, noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations issued and laws enforced by the labor and employment departments of the U.S. and the states in which we conduct business, by the U.S. Department of Commerce, the U.S. Environmental Protection Agency, and by state and local health and safety agencies.  In Germany, we and all our activities are subject to various safety and environmental regulations of the federal state which are enforced by the local authorities, including the Federal Act on Emission Control (Bundesimmissionsschutzgesetz).  The Federal Act on Emission Control permits are held by companies jointly owned by DynaEnergetics and the other companies that are located at the Troisdorf manufacturing site and are for an indefinite period of time.  In France, we and all our activities are subject to state environmental and safety regulations established by various departments of the French Government, including the Ministry of Labor, the Ministry of Ecology and the Ministry of Industry, and to local environmental and safety regulations and administrative procedures established by DRIRE (Direction Régionale de l’Industrie, de la Recherche et de l’Environnement) and the Préfecture des Pyrénées Orientales.  In addition, our shooting operations in France may be particularly vulnerable to noise abatement regulations because these operations are primarily conducted outdoors. The Dillenburg, Germany facility is operated based on a mountain plan (“Bergplan”), which is a specific permit granted by the local mountain authority. This permit must be renewed every three years.

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

We are subject to the risk of work stoppages and other labor relations matters, particularly in Germany and France, where some of our employees are unionized. In the fourth quarter of 2014, we experienced a total of 11 days work stoppage at our facility in Rivesaltes, France related to the consolidation program of NobelClad's European explosion welding operations. The employees at our U.S. manufacturing facilities are not unionized. While we believe our relations with employees are satisfactory, any prolonged work stoppage or strike at any one of our principal facilities could have a negative impact on our business, financial condition or results of operations. Besides the previously mentioned work stoppage at our France facility, we have not experienced a strike or work stoppage at any other location in the last three years.  However, if a work stoppage occurs at one or more of our facilities, it may materially impair our ability to operate our business in the future.

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

We have identified material weaknesses in our internal control over financial reporting and in early 2015 restated our previously-issued financial statements included in our 2014 annual report on Form 10-K. These material weaknesses and the resulting restatement may affect investor confidence in the accuracy of our financial disclosures. Although we have been working since early 2015 to remedy the ineffectiveness of the Company’s internal control over financial reporting, there can be no assurance as to when the remediation plan will be fully developed, when it will be fully implemented or the aggregate cost of implementation. Until our remediation plan is fully implemented, our management will continue to devote significant time and attention to these efforts. If we do not complete our remediation in a timely fashion, or at all, or if our remediation plan is inadequate, there will continue to be an increased risk of additional material weaknesses in the Company's internal control over financial reporting, which may also reduce investor confidence in the Company. For more information relating to the Company’s internal control over financial reporting (and disclosure controls and procedures) and the remediation plan undertaken by us, see Part II, Item 9A, “Controls and Procedures.”

ITEM 1B.                                       Unresolved Staff Comments

None.

ITEM 2.                                       Properties

Corporate Headquarters

Our corporate headquarters are located in Boulder, Colorado.  The term of the lease for the office space is through November 30, 2022.

NobelClad

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania.  We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and we also have license and risk allocation agreements relating to the use of a secondary shooting site that is located within a few miles of our Mount Braddock, Pennsylvania manufacturing facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock manufacturing facility. The lease for the Dunbar property will expire on December 15, 2020, but we have options to renew the lease which extend through December 15, 2029.  The license and risk allocation agreements will expire on December 31, 2018, but we have options to renew these agreements through December 31, 2028.

NobelClad owns a manufacturing site in Liebenscheid, Germany and leases a shooting site in Dillenburg, Germany. The Dillenburg shooting site lease expires August 31, 2021. NobelClad owns the land and the buildings housing its operations in Rivesaltes, France.

DynaEnergetics

DynaEnergetics leases a manufacturing site and sales office in Troisdorf, Germany.  The Troisdorf manufacturing site lease expires December 31, 2020. The sales office the lease expires December 31, 2020.  DynaEnergetics also leases office and warehouse space in various cities throughout Alberta, Canada and also leases bunkers for storage of its explosives in various locations throughout Alberta, Canada.  These agreements are on a month to month basis.  In the United States, DynaEnergetics owns manufacturing sites in Texas and Pennsylvania in addition to leasing storage bunkers as well as office and warehouse space in various cities throughout Texas and Louisiana.  We also lease office space in Moscow, Russia office and warehouse space in Aktobe, Kazakhstan.  DynaEnergetics until recently leased the land for its  manufacturing site and sales office site in Tyumen, Siberia, since Match 2016 this land is now 100% owned by DynaEnergetics.

Below are charts summarizing our properties by segment, including their location, type, size, whether owned or leased and lease terms, if applicable.

Corporate Headquarters

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Boulder, Colorado	Corporate and Sales Office	14,630 sq. ft.	Leased	November 30, 2022

NobelClad

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania (a)	Clad Plate Manufacturing	48,000 sq. ft.	Owned
Dunbar, Pennsylvania	Clad Plate Shooting Site	322 acres	Leased	December 15, 2020, with renewal options through December 15, 2029
Rivesaltes, France	Clad Plate Manufacturing	6.6 acres	Owned
Rivesaltes, France	Clad Plate Manufacturing, Sales and Administration Office	49,643 sq. ft.	Owned
Rivesaltes, France (b)	Clad Plate Manufacturing	Land around building: 61,354 sq. ft.	Leased	June 30, 2020, with renewal options
Rivesaltes, France (b)		Building: 11,302 sq. ft.	Leased
Tautavel, France	Clad Shooting Site	116 acres	109 acres owned, 7 acres leased	December 31, 2016, with renewal options
Dillenburg, Germany	Clad Plate Shooting Site	11.4 acres	Owned
		25,791 sq. ft.	Leased	August 31, 2021
Würgendorf, Germany (b)	Manufacturing	Land: 24.6 acres	Owned
		Shooting site: 56,038 sq. ft.	Leased	August 31, 2016, with renewal options
		Building: 34,251 sq. ft.	Owned
Würgendorf, Germany (b)	Sales and Administration Office	3,880 sq. ft.	Leased	March 31, 2016
Liebenscheid, Germany	Manufacturing	10.47 acres	Owned

DynaEnergetics

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	Manufacturing	263,201 sq. ft.	Leased	December 31, 2020, with renewal options for 5 years
Troisdorf, Germany	Manufacturing 404	21,527 sq. ft.	Leased	December 31, 2016
Troisdorf, Germany	Office 673	2,033 sq. ft.	Leased	December 31, 2020, with renewal options for 5 years
Troisdorf, Germany	Office, Sieglarer Strasse	9,203 sq. ft.	Leased	February 28, 2017 with yearly renewal options
Edmonton, Alberta (c)	Sales office and warehouse	24,000 sq. ft.	Leased	January 31, 2019
Grande Prairie, Alberta	Sales office and warehouse	200 sq. ft.	Leased	December 31, 2019
Grande Prairie, Alberta	Storage magazines	144 sq. ft.	Leased	Month to month agreement
Red Deer, Alberta (d)	Sales office and warehouse	6,583 sq. ft.	Leased	September 30, 2016
Red Deer, Alberta	Sales office and warehouse	2,500 sq. ft.	Leased	March 31, 2018
Red Deer, Alberta	Storage magazines	1,000 sq. ft.	Leased	May 31, 2017. Lease is continuous until either party gives 120 days notice
Bonnyville, Alberta (c)	Sales office and warehouse	5,355 sq. ft.	Leased	April 30, 2019
Bonnyville, Alberta	Storage magazines	95 sq. ft.	Leased	Month to month agreement
Andrews, Texas	Office and warehouse	4,000 sq. ft.	Leased	December 31, 2016
Andrews, Texas	Land for magazines	600 sq. ft.	Leased	Month to month agreement
Austin, Texas (d)	Office	2,400 sq. ft.	Leased	April 30, 2017
Lakeway, Texas	Office	5,412 sq. ft.	Leased	March 31, 2021
Blum, Texas	Office, warehouse, and manufacturing	16,800 sq. ft.	Owned
Blum, Texas	Land for magazines	206.3 acres	Owned
Bridgeport, Texas	Office and warehouse	4,000 sq. ft.	Leased	June 14, 2016
Bridgeport, Texas	Land for magazines	100 acres	Leased	Month to month agreement
Corpus Christi, Texas (d)	Office and warehouse	6,000 sq. ft.	Leased	August 31, 2018

Location	Facility Type	Facility Size	Owned/Leased	Expiration Date of Lease (if applicable)
Victoria, Texas	Office and warehouse	4,000 sq. ft.	Leased	June 30, 2016
Victoria, Texas	Storage magazine	4,000 sq. ft.	Leased	Month to month agreement
Whitney, Texas	Office, warehouse, and manufacturing	36,000 sq. ft.	Owned
Lafayette, Louisiana	Office and warehouse	6,800 sq. ft.	Leased	Month to month agreement
Beaux Bridge, Louisiana	Storage magazine	600 sq. ft.	Leased	Month to month agreement
Dunbar, Pennsylvania	Storage magazines	400 sq. ft.	Owned
Mt. Braddock, Pennsylvania	Storage magazines	120 sq. ft.	Owned
Russia, Nizhnetavdinskiy District	Land	59.7 acres	Leased	October 10, 2015
		1.6 acres	Leased	August 8, 2016
Russia, Nizhnetavdinskiy District	Office	9,860 sq. ft.	Owned
Russia, Nizhnetavdinskiy District	Manufacturing	58,216 sq. ft.	Owned
Moscow, Russia	Sales office	939 sq. ft.	Leased	June 30, 2014, subject for prolongation every year
Chapaevsk, Russia	Warehouse	3,000 sq. ft.	Leased	December 31, 2016
Noyabrsk, Russia	Warehouse	3,229 sq. ft.	Leased	December 31, 2016
Urengoy, Russia	Warehouse	900 sq. ft.	Leased	December 31, 2016
Sheremetyevo, Russia (Mezdunarodnoye Shosse 9)	Warehouse	Any shipped quantity of goods	Leased	Not limited
Aktobe, Kazakhstan	Sales Office	548 sq. ft.	Owned
Aktobe, Kazakhstan	Land (sales office)	0.09 acres	Owned
Aktobe, Kazakhstan	Storage	1,076 sq. ft.	Leased	Subject for prolongation every year
Aktobe, Kazakhstan	Bunker	2,273 sq. ft.	Owned
Aktobe, Kazakhstan	Land	19.76 acres	Leased	Year 2050
Aktobe, Kazakhstan	Land (power line)	0.5 acres	Leased	Year 2050
(a) The Mt. Braddock, Pennsylvania location is also used as a distribution center for our DynaEnergetics business segment.

(b) In connection with the purchase of the manufacturing facility in Liebenschied, Germany, the manufacturing facility and sales and administration office in Würgendorf, Germany and the leased property in Tautevel, France were closed in the first quarter of 2015.

(c) The Edmonton, Alberta sales office and warehouse and a portion of the Bonnyville, Alberta sales office and warehouse have been subleased for the duration of their remaining leases.

(d) The Red Deer, Alberta, Austin, Texas, and Corpus Christi, Texas offices are vacant as of December 31, 2015.
ITEM 3.                Legal Proceedings

From time to time, we and certain of our subsidiaries are parties to regulatory and other legal actions arising in the ordinary course of our business. While the outcomes of these legal mattes cannot be predicted with certainty, our management believes the final outcome of these matters will not have a material adverse effect, either individually or in the aggregate, upon our financial condition, results of operations or cash flows.

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

2015	High	Low
First Quarter	$16.57	$12.60
Second Quarter	$13.92	$10.28
Third Quarter	$12.67	$8.30
Fourth Quarter	$11.27	$5.73

2014	High	Low
First Quarter	$24.00	$18.61
Second Quarter	$22.97	$18.12
Third Quarter	$23.45	$18.65
Fourth Quarter	$19.11	$14.84

As of March 9, 2016, there were 280 holders of record of our common stock (does not include beneficial holders of shares held in “street name”).

Dividend Policy

We declared and paid quarterly dividends aggregating $0.14 per share in 2015 and $0.16 per share in 2014. We may pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.  Any determination to pay cash dividends will be at the discretion of the Board of Directors.

Equity Compensation Plan
Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans which is incorporated in this Item by this reference.

Stock Performance Graph

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2009, in each of the Company, Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization.  The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Total Return Analysis	12/31/10	12/31/11	12/30/12	12/31/13	12/31/14	12/31/15
Dynamic Materials Corp	$100	$87.64	$61.59	$96.32	$70.98	$30.97
Nasdaq Non-Financial Stocks	$100	$103.66	$122.68	$167.97	$200.56	$220.12
Nasdaq Composite (US)	$100	$100.31	$116.79	$155.9	$175.33	$176.17

ITEM 6.                  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  The 2012 selected financial data includes the operating results of TRX from the January 3, 2012, acquisition date through December 31, 2012, and the balance sheet information as of December 31, 2012. All years presented reflect the classification of AMK into discontinued operations.

	(Dollars in Thousands, Except Per Share Data)
	Year Ended December 31,
Statement of Operations	2015	2014	2013	2012	2011
Net sales	$166,918	$202,561	$202,060	$192,737	$198,981
Gross profit	35,624	61,419	58,134	57,652	52,244
Cost and expenses	43,776	47,973	47,156	41,653	36,492
Restructuring expenses	4,063	6,781	—	—	—
Goodwill impairment	11,464	—	—	—	—
Income (loss) from operations	(23,679)	6,665	10,978	15,999	15,752
Other income (expense), net	(2,410)	(826)	(1,169)	(851)	(1,409)
Income (loss) before income taxes, discontinued operations and non-controlling interest	(26,089)	5,839	9,809	15,148	14,343
Income tax provision (benefit)	(2,118)	3,913	3,736	5,316	4,075
Income (loss) from continuing operations	(23,971)	1,926	6,073	9,832	10,268
Income from discontinued operations	—	641	478	943	1,783
Net income (loss) attributable to non-controlling interest	—	—	92	(2)	(50)
Net income (loss) attributable to Dynamic Materials Corporation	$(23,971)	$2,567	$6,459	$10,779	$12,151
Net income (loss) per share - Basic:
Continuing operations	$(1.72)	$0.13	$0.44	$0.73	$0.78
Discontinued operations	$—	$0.05	$0.03	$0.07	$0.13
Net income (loss)	$(1.72)	$0.18	$0.47	$0.80	$0.91
Net income (loss) per share - Diluted:
Continuing operations	$(1.72)	$0.13	$0.44	$0.73	$0.78
Discontinued operations	$—	$0.05	$0.03	$0.07	$0.13
Net income (loss)	$(1.72)	$0.18	$0.47	$0.80	$0.91

Dividends Declared per Common Share	$0.14	$0.16	$0.16	$0.16	$0.16

Financial Position
Total assets	$182,866	$219,329	$235,206	$235,206	$213,574
Long-term debt	$27,500	$22,782	$37,853	$37,853	$26,650

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

Executive Overview

General

Our business is organized into two segments:  NobelClad and DynaEnergetics.  Prior to 2014, we were organized into three segments: NobelClad, DynaEnergetics and AMK Technical Services ("AMK"). In 2014 management approved a change in operating structure whereby AMK would operate within and be managed as part of the Oilfield Products business segment. Consequently, we combined AMK and DynaEnergetics into one reportable business segment, Oilfield Products. On October 1, 2014 we completed the sale of our AMK business. We have reflected the results of AMK as discontinued operations in the consolidated statements of operations for all periods presented. Accordingly, historical consolidated statements of operations included in the Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the discontinued operation.

NobelClad

NobelClad manufactures clad metal plates and transition joints, which are made from clad plates, for sale to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries.  While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict; however, we believe that our NobelClad segment is well-positioned in the marketplace.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. Our NobelClad backlog increased to $41,832 at December 31, 2015 from $41,244 at December 31, 2014.

DynaEnergetics

DynaEnergetics manufactures shaped charges, detonators and detonating cord, and bidirectional boosters and perforating guns for sale to customers that perform the perforation of oil and gas wells and from sales of seismic products to customers involved in oil and gas exploration activities.

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

2015 Results

NobelClad continued to experience margin squeeze due to pricing pressure and customer and product mix. However, the effect has been offset by the benefits of the restructuring activities it undertook beginning in the fourth quarter of 2014 in the form of more streamlined production and lower costs.

Subsequent to the close of 2015, NobelClad was awarded a $6.3 million order for specialized explosion clad plates to be used in the fabrication of equipment for a semiconductor material production facility in East Asia. The order will be reflected in NobelClad’s first-quarter order backlog, and is expected to ship during the second quarter. The plates will be manufactured at NobelClad’s plant in Liebenscheid, Germany, which is close to the metal suppliers.

Despite low oil prices and decreased well-completion activities in and outside of North America, we were able to increase DynaEnergetics' customer penetration in the perforating market in 2015. Unit sales of DynaSelect continued to grow during 2015, as an increasing number of operators and service providers are leveraging the reliability, efficiency and safety of this industry-leading product. In the third quarter of 2015, DynaEnergetics completed field trials of its factory-assembled DynaStage perforating system and entered into a principal partner agreement with Weatherford International, our primary testing partner and one of the world’s largest oilfield services companies. Weatherford became the first oilfield service company to deploy our DynaStage product, a factory-assembled, performance-assured well perforating system incorporating the safety features of our advanced detonator technologies. We expect that our efforts to educate end users about DynaStage’s efficiency and safety benefits will lead to increased sales growth and market penetration in the future.

In January 2016, DynaEnergetics obtained all the permits necessary to manufacture industrial explosives at its new shaped charge plant in Tyumen, Siberia. Test runs of the manufacturing line will commence in March 2016, and after passing internal quality checks, the charges will be tested in several Russian oil fields to ensure real-world performance.  This process should be complete by the middle of the second quarter, at which point we expect to begin supplying the Russian oil and gas market with high-performance charges and guns.

During the fourth quarter of 2015, to alleviate the risk that the slowdown in our core energy markets and the near-term financial impact our restructuring programs put on our leverage and debt-service-coverage ratios, we negotiated an amended credit agreement, which increases those ratios and grants us additional financial flexibility for the coming year.

Restructuring

During 2015, we executed several programs to enhance operating efficiencies across our businesses, including closing distribution and production centers, consolidating manufacturing to more cost-effective locations, and reducing corporate headcount. The total restructuring charges for 2015 and 2014 were $4,063 and $6,781, respectively.

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

In the first quarter of 2015, we eliminated certain positions in our corporate office. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015.

In the second quarter of 2015, as part of a plan announced in October 2014, the majority of European clad metal plate production was shifted from facilities in both Rivesaltes, France and Würgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Würgendorf site was closed and its workers were transferred to the new facility.

In the fourth quarter of 2015, we took additional measures as part of our continuing efforts to control costs in a challenging market. In DynaEnergetics, we implemented a short work week in Troisdorf, Germany, eliminated production shifts at both of its U.S. manufacturing sites and closed two additional U.S. distribution centers. On October 20, 2015, we announced a reduction in force ("RIF") affecting 12 employees at DynaEnergetics' corporate offices in Troisdorf, Germany. We incurred severance charges of $486 related to this restructuring.

Goodwill Impairment

As discussed below in "Critical Accounting Policies and Estimates", we perform our goodwill impairment test annually as of December 31, 2015 or when indicators of impairment exist. For 2015, we found that the fair value of the DynaEnergetics reporting unit was less than its carrying value by approximately 14% due primarily to the sustained decline in global oil prices, expected reduction in exploration and production activities of certain of our customers, and the impact these factors have on our expected future cash flows. We valued the assets of DynaEnergetics and, based on the results of that valuation, recorded a goodwill impairment charge of $11,464. There was no impairment of goodwill for the NobelClad reporting unit for the year ended December 31, 2015. As of December 31, 2015, the fair value of the NobelClad reporting unit, with $17,190 of goodwill, exceeded the carrying value of its net assets by approximately 19%.

U.S. Commerce Department Ruling and Appeal

In February 2016, the Company received a scope ruling from the U.S. Department of Commerce ("Commerce Department"), which determined certain imports, primarily used for gun carrier tubing by DynaEnergetics, are subject to anti-dumping ("AD") and countervailing duties ("CVD").

The Company plans to appeal the Commerce Department’s ruling. In its financial statements for the year ended December 31, 2015, the Company recorded a $6.4 million reserve for AD/CVD duties and interest that the Company expects to pay if it is unsuccessful in its appeal.
Please refer to Note 7 "Commitments and Contingencies" to our Consolidated Financial Statements in this annual report for additional discussion of the matter with the U.S. Customs and Border Protection and the U.S. Commerce Department.

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
•Competitive factors;
•The timely completion of contracts;
•The timing and size of expenditures;
•The ability to remain an innovative leader in our fields of business;

•	The ability to successfully obtain the anticipated cost savings, operational efficiencies and other benefits from our various restructuring initiatives;

•	The application of governmental regulation and oversight of our operations and products and the industries in which our customers operate;
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

Results of Operations

Year ended December 31, 2015 compared to Year Ended December 31, 2014

	December 31, 2015	December 31, 2014	$ change	% change
Net sales	$166,918	$202,561	$202,561	(18)%
Gross profit	35,624	61,419	(25,795)	(42)%
Gross profit margin	21.3%	30.3%
COSTS AND EXPENSES:
General and administrative expenses	20,998	23,766	(2,768)	(12)%
% of net sales	12.6%	11.7%	12.2%
Selling and distribution expenses	18,745	18,104	641	4%
% of net sales	11.2%	8.9%	8.0%
Amortization of purchased intangible assets	4,033	6,103	(2,070)	(34)%
% of net sales	2.4%	3.0%	3.1%
Restructuring charges	4,063	6,781	(2,718)	(40)%
Goodwill impairment charge	11,464	—	—	NM
Operating income (loss)	(23,679)	6,665	(30,344)	(455)%
Other income (expense), net	(669)	(313)	(356)	114%
Interest income (expense), net	(1,741)	(513)	(1,228)	239%
Income tax provision (benefit)	(2,118)	3,913	(6,031)	(154)%
Net income (loss)	(23,971)	2,567	(26,538)	(1,034)%
Adjusted EBITDA	13,080	31,475	(18,395)	(58)%

Net sales The decrease compared with 2014 was due to a 7% decrease in NobelClad and a 27% decrease in DynaEnergetics. Excluding unfavorable currency, NobelClad's net sales increased 1% and DynaEnergetics' decreased 21%. The net sales declined in DynaEnergetics as the global downturn in the oil and gas market outweighed higher sales of new products and technologies.

Gross profit The decrease in gross profit and gross profit margin compared with 2014 was driven by the impact of a $6,374 accrual for anti-dumping and countervailing duties resulting from an unfavorable scope ruling from the Department of Commerce on prior imports of metals primarily used for gun carrier tubing in DynaEnergetics. The decline also resulted from a lower proportion of sales in DynaEnergetics relative to NobelClad, unfavorable product mix in NobelClad, lower average selling prices and increased inventory reserves in DynaEnergetics and the impact of lower sales volume on fixed manufacturing overhead expenses in both segments.

General and administrative expenses The decrease compared with 2014 was primarily due to a reduction in salaries of $1,451, lower stock-based compensation of $894, and a reduction in outside services expenses of $667. In the first half of 2015 we recognized incremental audit and legal expenses of $450 associated with the restatement of previously-issued financial statements included in our 2014 Form 10-K. These one-time expenses were offset by a reduction in fees related to fewer Board of Directors and lower information technology spending from bringing selected services in-house and completing an ERP project in NobelClad.

Selling and distribution expenses The increase compared with 2014 was principally due to an increase in bad debt expense.

Amortization expense The decrease compared with 2014 was due to fully amortizing NobelClad's customer relationships as of December 31, 2014 and the impact of foreign currency translation.

Restructuring charges The components of 2015 restructuring charges are detailed as follows:

	Severance and benefits	Asset impairments	Contract termination	Equipment moving ant other exit costs	Total
NobelClad restructuring	$238	$—	$40	$472	$750
DynaEnergetics restructuring	735	205	498	222	1,660
Corporate restructuring	1,653	—	—	—	1,653
Total restructuring charges	$2,626	$205	$538	$694	$4,063

NobelClad's restructuring relates to the shifting of the majority of clad metal plate production from facilities in both Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

DynaEnergetics restructuring relates to the consolidation of perforating gun manufacturing centers, the closure of distribution centers, and the reduction of administrative workforce at the corporate offices in Troisdorf, Germany.

Corporate restructuring relates to the elimination of certain positions in our corporate office and the severance and expense related to the acceleration of unvested stock awards.

Operating income The decrease compared with 2014 was due to a 233% decrease in DynaEnergetics operating income partially offset by a 170% increase in NobelClad operating income, a 8% increase in corporate unallocated costs offset by a 6% decrease in stock-based compensation. Corporate unallocated and stock-based compensation expenses are not allocated to our business segments.

Other income (expense), net The increase compared with 2014 primarily was due to an increase in unrealized foreign currency losses. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net The increase compared with 2014 was due to the amortization of loan fees associated with the credit agreement entered into on February 23, 2015, the write off of $508 of loan fees previously deferred in conjunction with our December 2015 credit facility amendment, and higher interest expense on a larger average outstanding debt balance.

Goodwill impairment charge The impairment charge relates to fully writing off DynaEnergetics' goodwill balance.

Income tax provision (benefit) We recorded an income tax benefit of $2,118 for 2015 compared to an income tax expense of $3,913 for 2014. Our consolidated income tax benefit for 2015 and expense for 2014 included $1,584 and $76, respectively, related to U.S. taxes, with the remainder relating to a net foreign tax benefit of $534 in 2015 and expense of $3,837 in 2014, respectively, associated with our foreign operations and holding companies.

Net loss Primarily as a result of the non-recurring restructuring and goodwill impairment charges along with the other factors discussed above, net loss in 2015 was $23,971 ($1.72 per diluted share) compared with a net income of $2,567 ($0.18 per diluted share) in 2014.

Adjusted EBITDA The decrease compared with 2014 primarily was due to the significant net loss compared to net income in 2014.

Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) measure that we believe provides an important indicator of our ongoing operating performance. Adjusted EBITDA, as well as income measures that exclude restructuring expenses (ex-items), are non-GAAP financial measures used by management to measure operating performance. Non-GAAP results are presented only as a supplement to the financial statements based on U.S. GAAP. The non-GAAP financial information is provided to enhance the reader's understanding of DMC’s financial performance, but no non-GAAP measure should be considered in isolation or as a substitute for financial measures calculated in accordance with GAAP. Reconciliations of the most directly comparable GAAP measures to non-GAAP measures are provided within the schedules that follow.

EBITDA is defined as net income plus or minus net interest plus taxes, depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation, restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance (as further described in the following financial schedules). None of these non-GAAP financial measures are recognized terms under GAAP and do not purport to be an alternative to net income as an indicator of operating performance or any other GAAP measure.

Management uses these non-GAAP measures in its operational and financial decision-making, believing that it is useful to eliminate certain items in order to focus on what it deems to be a more reliable indicator of ongoing operating performance. As a result, internal management reports used during monthly operating reviews feature the adjusted EBITDA. In addition, during 2015 and 2014 DMC management incentive awards were based, in part, on the amount of adjusted EBITDA achieved during the year. Management also believes that investors may find non-GAAP financial measures useful for the same reasons, although investors are cautioned that non-GAAP financial measures are not a substitute for GAAP disclosures.

Because not all companies use identical calculations, DMC’s presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies. However, these measures can still be useful in evaluating the company’s performance against its peer companies because management believes the measures provide users with valuable insight into key components of GAAP financial disclosures. For example, a company with greater GAAP net income may not be as appealing to investors if its net income is more heavily comprised of gains on asset sales. Likewise, eliminating the effects of interest income and expense moderates the impact of a company's capital structure on its performance.

All of the items included in the reconciliation from net income to EBITDA and adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles and stock-based compensation) or (ii) items that management does not consider to be useful in assessing DMC’s operating performance (e.g., income taxes, restructuring and impairment charges and gain on sale of assets). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect DMC's ability to generate free cash flow or invest in its business. For example, by adjusting for depreciation and amortization in computing EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, management believes that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

We have also presented certain financial measures excluding certain one-time, non-recurring “special items,” including our accrued anti-dumping duties, inventory reserve adjustment, the non-cash goodwill impairment charge and restructuring charges.  These are non-GAAP financial measures when the special items are excluded.  We believe these are important supplemental measures because they eliminate one-time, non-recurring items that have less bearing on our operating performance and so highlight trends in our business that may not otherwise be apparent when relying solely on GAAP financial measures.

The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	2015	2014
Net income attributable to DMC	$(23,971)	$2,567
Income from discontinued operations	—	(641)
Interest expense	1,745	551
Interest income	(4)	(38)
Provision for income taxes	(2,118)	3,913
Depreciation	6,244	7,051
Amortization of purchased intangible assets	4,033	6,103
EBITDA	(14,071)	19,506
Restructuring charges	4,063	6,781
Accrued anti-dumping duties	6,205	—
Goodwill impairment charges	11,464	—
DynaEnergetics inventory reserves	1,924	1,287
Stock-based compensation	2,826	3,588
Other (income) expense, net	669	313
Adjusted EBITDA	$13,080	$31,475

Year ended December 31, 2014 compared to Year Ended December 31, 2013

	December 31, 2014	December 31, 2013	$ change	% change
Net sales	$202,561	$202,060	$501	—%
Gross profit	61,419	58,134	3,285	6%
Gross profit margin	30.3%	28.8%
COSTS AND EXPENSES:
General and administrative expenses	23,766	24,672	(906)	(4)%
% of net sales	11.7%	12.2%
Selling and distribution expenses	18,104	16,136	1,968	12%
% of net sales	8.9%	8.0%
Amortization of purchased intangible assets	6,103	6,348	(245)	(4)%
% of net sales	3.0%	3.1%
Restructuring charges	6,781	—	6,781	NM
Operating income (loss)	6,665	10,978	(4,313)	(39)%
Other income (expense), net	(313)	(528)	215	(41)%
Interest income (expense), net	(513)	(641)	128	(20)%
Income tax provision	3,913	3,736	177	5%
Income from discontinued operations, net of tax	641	478	163	34%
Net income (loss)	2,567	6,551	(3,984)	(61)%
Adjusted EBITDA	$31,475	$27,967	$3,508	13%

Net sales The increase compared with 2013 was due to a 26% increase in DynaEnergetics revenue offset by a 18% decrease in NobelClad revenue.

Gross profit The increase in gross profit margin compared with 2013 was primarily due to a a higher proportion of sales in DynaEnergetics, which has higher gross profit margins than NobelClad.

General and administrative expenses Excluding the impacts in 2013 of $2,965 in non-recurring expenses associated with management retirements and a $756 asset impairment charge related to an information system project in Russia, our general and administrative expenses increased by $2,815 or 13.4% from an aggregate increase in salaries, benefits and payroll taxes of $1,093, a $976 increase in stock-based compensation expense and a $327 increase in professional services. The increases were driven by year-over-year headcount additions to support business development initiatives, corporate branding and recruiting expenses. Excluding the impact of non-recurring management retirement and asset impairment expenses in 2013, general and administrative expenses, as a percentage of net sales, increased to 11.7% in 2014 from 10.4% in 2013.

Selling and distribution expenses The increase in selling and distribution expenses compared with 2013 was primarily due to a $1,000 aggregate increase in salaries, benefits and payroll taxes, a $436 increase in bad debt expense mostly from favorable adjustments in the third quarter of 2013 and an increase of $100 in stock-based compensation expense.

Amortization expense Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior years acquisitions of DynaEnergetics and other businesses that are now part of our DynaEnergetics business segment.  The $245 decrease in 2014 amortization expenses reflects the impact of foreign currency translation effects and a slight decrease in Q4 2014 amortization expense associated with the DynaEnergetics acquisition based on the amortization schedule. Amortization expense for 2014 includes $4,777 $1,135, and $191relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.  Amortization expense for 2013 includes $5,021, $1,136 and $191relating to values assigned to customer relationships, core technology, and trademarks/trade names, respectively.

Restructuring charges The components of 2014 restructuring charges are detailed as follows:

	Severance and benefits	Asset impairments	Contract termination	Equipment moving ant other exit costs	Total
NobelClad restructuring	$2,466	$3,946	$—	$369	$6,781
Total restructuring charges	$2,466	$3,946	$—	$369	$6,781

NobelClad's restructuring relates to the shifting of the majority of clad metal plate production from facilities in both Rivesaltes, France and Würgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany.

Operating income Income from operations decreased by 39.3% to $6,665 in 2014 from $10,978 in 2013. Excluding the impact of restructuring expenses, our consolidated operating income for 2014 was $13,446, an increase of $2,468 or 22.5% over 2013. The consolidated operating income totals for 2014 and 2013 include $6,381 and $7,217, respectively, of unallocated corporate expenses and $3,588 and $3,401, respectively, of stock-based compensation expense.  These expenses are not allocated to our business segments and thus are not included in the below 2014 and 2013 operating income totals for NobelClad and DynaEnergetics.

The increase (after excluding restructuring charges) in our consolidated operating income for 2014 reflects an increase in operating income for our DynaEnergetics segment of $9,973 and a decrease in unallocated corporate expenses of $836, which were partially offset by a decrease of $8,154 in the operating income reported by our NobelClad segment and an increase of $187 in stock-based compensation. The aggregate net decrease of $649 in unallocated corporate expenses and stock-based compensation expense primarily relates to the $2,965 of non-recurring expenses in the first quarter 2013 associated with management retirements.

Other income (expense), net We reported net other expense of $313 in 2014 compared to net other expense of $528 in 2013.  Our 2014 net other income includes net realized and unrealized foreign exchange losses of $451 and net other income items aggregating $138.  Our 2013 net other income includes net realized and unrealized foreign exchange losses of $836 and net other income items aggregating $308.

Interest income (expense), net We recorded net interest expense of $513 in 2014 compared to net interest expense of $641 in 2013.  The small decrease reflects lower average outstanding borrowings in the first quarter of 2014 as interest rates remained relatively stable.

Income tax provision We recorded an income tax provision of $3,913 in 2014 compared with $3,736 in 2013. Our 2014 effective tax rate of 67% includes valuation allowances of $3,737 recorded in the second half of 2014 as described below, partially offset by favorable changes in tax law of $1,376. Our 2013 effective tax rate was 38.1%. Our consolidated income tax provision for 2014 and 2013 included $1,098 and $810, respectively, related to U.S. taxes, with the remainder relating to net foreign tax provisions of $2,815 in 2014 and $2,926 in 2013, respectively, associated with our foreign operations and holding companies.

Discontinued operations On October 1, 2014 we completed the sale of our AMK business. The net proceeds were $6,830, after final purchase price adjustments, and and the purchase was financed through $4,330 in cash consideration and the issuance of a $2,500 90-day secured promissory note to the Company which was paid in full by December 31, 2014. The excess of the selling price over the carrying value of $1,476 was recorded in our Statement of Operations in the fourth quarter 2014.

AMK's net sales were $4,540 and $7,513 in 2014 and 2013, respectively. AMK had a loss from discontinued operations of $77, net of tax of $1 for 2014 compared to income from discontinued operations of $478, net of tax of $241 for 2013. In 2014 we recorded a gain on the sale of AMK of $718, net of tax of $758.

Net income Primarily as a result of the restructuring charges along with the other factors discussed above, net income in 2014 was $2,567 ($0.18 per diluted share) compared with a net income of $6,459 ($0.47 per diluted share) in 2013.

Adjusted EBITDA The increase compared with 2013 was primarily due to an increased add back due to restructuring offset by lower net income.

Adjusted EBITDA is a non-GAAP measure that we believe provides an important indicator of our ongoing operating performance. Our aggregate depreciation, amortization of purchased intangible assets, restructuring charges and stock-based compensation expense for 2014 and 2013 was $23,523 and $15,669, respectively. These aggregate charges represent a significant percentage of the consolidated operating income that we reported for these periods.  As discussed above, we use non-GAAP EBITDA and Adjusted EBITDA in our operational and financial decision-making and believe that these non-GAAP measures facilitate a more meaningful and accurate comparison of the operating performance of our two business segments than do certain GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	2014	2013

Net income attributable to DMC	$2,567	$6,551
Income from discontinued operations	(641)	(478)
Interest expense	551	648
Interest income	(38)	(7)
Provision for income taxes	3,913	3,736
Depreciation	7,051	5,920
Amortization of purchased intangible assets	6,103	6,348
EBITDA	19,506	22,718
Restructuring charges	6,781	—
DynaEnergetics inventory reserves	1,287	1,320
Stock-based compensation	3,588	3,401
Other (income) expense, net	313	528
Adjusted EBITDA	$31,475	$27,967

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. Segment operating income will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, including stock-based compensation, net other expense, net interest expense, income tax provision, and income from discontinued operations.

For the years ended December 31, 2015, 2014 and 2013, the proportion of consolidated revenues and segment operating income attributed to each segment was as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
NobelClad
Percent of net sales	54%	48%	59%
Percent of operating income[1]	*	13%	79%

DynaEnergetics
Percent of net sales	46%	52%	41%
Percent of operating income[1]	143%	87%	21%

* Not meaningful
[1] Operating income before consideration of unallocated corporate expenses and stock-based compensation expense which are not allocated to our business segments. NobelClad generated operating income in 2015, while DynaEnergetics generated an operating loss.

NobelClad

Year ended December 31, 2015 compared to Year Ended December 31, 2014

	December 31, 2015	December 31, 2014	$ change	% change
Net sales	$89,980	$97,108	$(7,128)	(7)%
Gross profit	17,206	21,698	(4,492)	(21)%
Gross profit margin	19.1%	22.3%
COSTS AND EXPENSES:
General and administrative expenses	4,539	4,907	(368)	(7%)
Selling and distribution expenses	5,719	5,928	(209)	(4)%
Amortization of purchased intangible assets	379	1,927	(1,548)	(80)%
Restructuring expenses	750	6,781	(6,031)	(89)%
Operating income (loss)	5,819	2,155	3,664	170%
Adjusted EBITDA	10,727	15,418	(4,691)	(30)%

Net sales The decrease compared with 2014 primarily was due to unfavorable foreign currency exchange translation of $7,710.

Gross profit The decrease in gross profit and gross profit margin compared with 2014 was due to unfavorable project mix.

General and administrative expenses The decrease compared with 2014 primarily was due to a reduction in salaries and wages of $113 and a reduction in outside services expenses of $97.

Selling and distribution expenses The decrease compared with 2014 was principally due to a $452 decrease in outside sales agents commission expense due to lower sales into territories in which we don't have a captive sales force, partially offset by a $187 increase in salaries and wages.

Amortization expense The decrease compared with 2014 was due to the complete amortization of NobelClad's customer relationships as of December 31, 2014.

Restructuring expense NobelClad's restructuring relates to the shifting of the majority of clad metal plate production from facilities in both Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

Operating income NobelClad's operating income increased compared with 2014 primarily due to lower restructuring expenses. Excluding the reduction of restructuring expenses, operating income decreased $2,367 (26.5%) versus prior year primarily due to lower gross margins from unfavorable project mix.

Adjusted EBITDA The decrease compared with 2014 primarily due to lower operating income caused by gross margin decline from unfavorable product mix. See explanation of the use of Adjusted EBITDA under "Results of Operations"

	December 31, 2015	December 31, 2014
Income from operations	$5,819	$2,155
Adjustments:
Restructuring	750	6,781
Stock-based compensation	—	—
Depreciation	3,779	4,555
Amortization of purchased intangibles	379	1,927
Adjusted EBITDA	$10,727	$15,418

Year ended December 31, 2014 compared to Year Ended December 31, 2013

	December 31, 2014	December 31, 2013	$ change	% change
Net sales	$97,108	$118,409	$(21,301)	(18)%
Gross profit	21,698	30,069	(8,371)	(27.8)%
Gross profit margin	22.3%	25.4%
COSTS AND EXPENSES:
General and administrative expenses	4,907	5,284	(377)	(7)%
Selling and distribution expenses	5,928	5,574	354	6%
Amortization of purchased intangible assets	1,927	2,121	(194)	(9)%
Restructuring expenses	6,781	—	6,781	NM
Operating income (loss)	2,155	17,090	(14,935)	(87)%
Adjusted EBITDA	15,418	23,208	(7,790)	(34)%

Net sales NobelClad sales decreased 18.0% to $97,108 in 2014 (48% of total sales) from $118,409 in 2013 (59% of total sales).  The decrease in Nobelclad sales this period relates primarily to the lower backlog and timing of shipments out of backlog.

Gross profit The decrease in gross margin rate relates principally to lower sales volume and unfavorable manufacturing overhead absorption compared with 2013.

General and administrative expenses The decrease relates principally to a $737 decrease in salaries, benefits, and payroll taxes compared with 2013.

Selling and distribution expenses The increase relates principally to a $436 increase in bad debt expense combined with a $255 increase in salaries, benefits and payroll taxes compared with 2013.

Amortization expense The decrease relates principally to the impact of foreign currency translation on intangible assets in our European operations.

Restructuring expense Restructuring expenses relate to our decision in the fourth quarter of 2014 to consolidate our NobelClad European operations. Clad metal plate production will be shifted from facilities in both Rivesaltes, France and Würgendorf, Germany to a new manufacturing facility in Germany. NobelClad's Rivesaltes plant will continue to produce transition joints with a reduced workforce while the Würgendorf site will be closed and its workers will be transferred to the new facility. The restructuring charges of $6,781 included severance of $2,466, non-cash impairment charges of $3,946 associated with the Würgendorf facility and leasehold improvements at a leased facility in France, both of which are being closed under the consolidation program, and other exit costs of $369.

Operating income The decrease was attributable to lower sales and related unfavorable manufacturing overhead absorption discussed above

Adjusted EBITDA The decrease was due to lower operating income offset by an additional add back for restructuring expenses. See explanation of the non GAAP measure of adjusted EBITDA under "Results of Operations".

	December 31, 2014	December 31, 2013
Income (loss) from operations	$2,155	$17,090
Adjustments:
Restructuring	6,781	—
Depreciation	4,555	3,997
Amortization of purchased intangibles	1,927	2,121

Adjusted EBITDA	$15,418	$23,208

DynaEnergetics

Year ended December 31, 2015 compared to Year Ended December 31, 2014

	December 31, 2015	December 31, 2014	$ change	% change
Net sales	$76,938	$105,453	$(28,515)	(27)%
Gross profit	18,662	40,030	(21,368)	(53)%
Gross profit margin	24.3%	38.0%
COSTS AND EXPENSES:
General and administrative expenses	8,423	9,483	(1,060)	(11%)
Selling and distribution expenses	12,706	11,892	814	7%
Amortization of purchased intangible assets	3,654	4,176	(522)	(13)%
Restructuring expenses	1,660	—	1,660	NM
Goodwill impairment charges	11,464	—	—	NM
Operating income (loss)	(19,245)	14,479	(33,724)	(233)%
Adjusted EBITDA	$8,127	$22,438	$(14,311)	(64)%

Net sales The decrease compared with 2014 was due to the steep decline in the North American rig count and capital spending cuts by exploration and production companies, significant pricing pressure in the second half of 2015 and unfavorable foreign currency exchange translation of $5,766.

Gross profit The decrease in gross profit and gross profit margin compared with 2014 primarily was driven by the impact of a $6,374 accrual for anti-dumping and countervailing duties resulting from an unfavorable scope ruling from the Department of Commerce on prior imports of metals primarily used for gun carrier tubing in DynaEnergetics. The decline also resulted from lower average selling prices, the impact of lower sales volume on fixed manufacturing overhead expenses, and $1,924 of inventory reserve charges taken during 2015 compared to $1,287 in 2014. The decline in gross profit margin partially was offset by favorable product mix from increased sales of new products and technologies.

General and administrative expenses The decrease compared with 2014 was primarily due to a $1,245 reduction in salaries, benefits and payroll taxes and a $115 decrease in travel expenses partially offset by a $481 increase in outside services.

Selling and distribution expenses The increase compared with 2014 was principally due to a $815 increase in outside sales agents commission expense due to regional product mix offset by a $163 increase in salaries.

Amortization expense The decrease compared with 2014 was due to the impact of foreign currency translation.

Restructuring expense Restructuring relates to the consolidation of perforating gun manufacturing centers, the closure of multiple distribution centers in North America, and the reduction of administrative workforce at the corporate offices in Troisdorf, Germany.

Goodwill impairment charge The impairment charge relates to fully writing-off DynaEnergetics' goodwill balance.

Operating loss Primarily as a result of lower revenue and gross profit as well as the goodwill impairment charge, DynaEnergetics had an operating loss compared with operating income in 2014.

Adjusted EBITDA The decrease was due to lower operating income partially offset by an additional add back for restructuring expenses. See explanation of the non GAAP measure of adjusted EBITDA under "Results of Operations".

	December 31, 2015	December 31, 2014
Income (loss) from operations	$(19,245)	$14,479
Adjustments:
Restructuring	1,660	—
Goodwill impairment charges	11,464	—
Accrued anti-dumping duties	6,205	—
DynaEnergetics inventory reserves	1,924	1,287
Depreciation	2,465	2,496
Amortization of purchased intangibles	3,654	4,176

Adjusted EBITDA	$8,127	$22,438

Year ended December 31, 2014 compared to Year Ended December 31, 2013

	December 31, 2014	December 31, 2013	$ change	% change
Net sales	$105,453	$83,651	$21,802	26%
Gross profit	40,030	28,369	11,661	41%
Gross profit margin	38.0%	33.9%
COSTS AND EXPENSES:
General and administrative expenses	9,483	9,258	225	2%
Selling and distribution expenses	11,892	10,378	1,514	15%
Amortization of purchased intangible assets	4,176	4,227	(51)	(1)%
Operating income (loss)	14,479	4,506	9,973	221%
Adjusted EBITDA	22,438	10,564	11,874	112%

Net sales The increase in sales was driven by increased demand and favorable product and customer mix primarily from sales of our DynaSelect selective perforating detonator switch.

Gross profit The full year gross profit margin improved due to favorable price and mix including DynaSelect sales.

General and administrative expenses Did not change significantly during the last year.

Selling and distribution expenses The higher level of selling and distribution expenses reflects the strategy, particularly in North America, maintaining a number of strategically located distribution centers that are in close proximity to areas which contain a large concentration of oilfields and enjoy a high volume of related oil and gas drilling activities.

Amortization expense Amortization expense relates to the amortization of values assigned to intangible assets in connection with our prior years acquisitions of DynaEnergetics, LRI, the two Russian joint ventures, Austin Explosives and our January 3, 2012 acquisition of TRX, all part of our DynaEnergetics business segment.  The decrease in 2014 amortization expenses reflects the impact of foreign currency translation effects and a slight decrease in Q4 2014 amortization expense associated with the DynaEnergetics acquisition based on the amortization schedule.

Operating income The increase in operating income for 2014 was largely attributable to the improved sales volumes and gross margin percentages as discussed above.

Adjusted EBITDA The increase was due to higher operating income. See explanation of the non GAAP measure of adjusted EBITDA under "Results of Operations".

	December 31, 2014	December 31, 2013
Income (loss) from operations	$14,479	$4,506
Adjustments:
Net income attributable to non-controlling interest	—	(92)
DynaEnergetics inventory reserves	1,287	1,320
Depreciation	2,496	1,923
Amortization of purchased intangibles	4,176	4,227

Adjusted EBITDA	$22,438	$11,884

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, dividends and capital expenditure requirements of our current business operations for the foreseeable future.  Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted.  Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements.

We declared and paid quarterly dividends aggregating $0.14 per share in 2015 and $0.16 per share in 2014. We may pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.  Any determination to pay cash dividends will be at the discretion of the Board of Directors.

Debt facilities

On February 23, 2015, we entered into a five year $150,000 syndicated credit facility which amended and replaced our previous syndicated credit facility. On December 18, 2015, we amended the 2015 syndicated credit facility and reduced total borrowing capacity to $75,000. We also maintain a line of credit with a German bank for certain DynaEnergetics operations. This line of credit provides a borrowing capacity of 4,000 Euros.

As of December 31, 2015, U.S. dollar revolving loans of $27,500 were outstanding under our 2015 syndicated credit facility.  While we had approximately $47,500 of unutilized revolving credit loan capacity as of December 31, 2015 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit availability. As of December 31, 2015, our available borrowing capacity under our syndicated credit facility was approximately $31,500.

There are two significant financial covenants under our credit facility, the leverage ratio and debt service coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the years ended December 31, 2015 and 2014, Consolidated EBITDA approximated the Adjusted EBITDA that we reported for the respective periods. The maximum leverage ratio permitted by our credit facility is 3.75 to 1.0. The actual leverage ratio as of December 31, 2015 was 1.83 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and capital expenditures to Debt Service Charges.  Consolidated EBITDA is defined above and Debt Service Charges equals the sum of cash interest expense and scheduled principal payments of Consolidated Funded Indebtedness.  Under our credit facility, the minimum debt service coverage ratio permitted by our credit facility is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended December 31, 2015 was 7.77 to 1.0.

Our existing credit facilities include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of December 31, 2015, we were in compliance with all financial covenants and other provisions of our credit facilities.

 Other contractual obligations and commitments

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2015:

	Payment Due by Period As of December 31, 2015
	Less than			More than
Other Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Operating lease obligations (1)	1,511	2,105	1,186	487	5,289
License agreements obligations (2)	398	796	—	—	1,194
Purchase obligations (3)	16,395	—	—	—	16,395
Total	$18,304	$2,901	$1,186	$487	$22,878

(1)  The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2015.  Our operating lease obligations are described in Note 7 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

(2)  The license agreements obligations presented reflect future minimum payments due under non-cancelable portions of our agreements as of December 31, 2015.  Our license agreements obligations are described in Note 7 "Commitments and Contingencies" of the Notes to Consolidated Financial Statements.

(3)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in accompanying Consolidated Balance Sheets.

As of December 31, 2015, we have $27,500 of outstanding borrowings under our U.S. dollar revolving line of credit at then current interest rates of 2.43%. For more information about our debt obligations, see Note 3 " Debt" to our Consolidated Financial Statements.

Cash flows from operating activities

Net cash provided by operating activities was $1,618 in 2015, which was entirely made up of net cash flows provided by continuing operations. This compares to net cash provided by operating activities of $23,313 for 2014 which consisted of net cash flows provided by continuing operations of $23,074 and net cash flows provided by discontinued operations of $239. The year-over-year decline of cash flow from continuing operations of $21,456 was driven by a decline in net income of $26,538, combined with a $7,364 increase in net working capital. We experienced unfavorable net working capital changes of $9,442 in 2015 compared to $2,078 in 2014. Unfavorable changes in our 2015 net working capital included increases of $2,394 and $3,570 in accounts receivable and prepaid expenses, respectively, and decreases of $4,765 and $857 in accrued expenses and other liabilities, primarily driven by ash payments related to restructuring programs, and customer advances, repectively. The unfavorable working capital changes partially were offset by a decrease in inventory of $1,386 and an increase in accounts payable of $758.

Net cash provided by operating activities was $23,313 in 2014 which consisted of net cash flows provided by continuing operations of $23,074 and net cash flows provided by discontinued operations of $239. This compares to net cash provided by operating activities of $32,016 for 2013 which consisted of net cash flows provided by continuing operations of $30,239 and net cash flows provided by discontinued operations of $1,777. The year-over-year decline of continuing operations operating cash flow of $7,165 was driven by a $9,883 increase in net working capital. We experienced unfavorable net working capital changes of $2,078 in 2014 compared to favorable changes in net working capital of $8,110 in 2013. Favorable changes in our 2014 net working capital included increases in customer advances and accrued expenses and other liabilities of $2,782 and $3,267, respectively, which were outweighed by increases of $3,459, $3,004 and $427 in inventory, prepaid expenses and accounts receivable, respectively, and a decrease in accounts payable of $932. The increases in net working capital were driven by higher sales in DynaEnergetics, timing of accounts payable and prepayment for raw materials with long lead times but favorable pricing.

 Net cash provided by operating activities was $32,016 in 2013 which consisted of net cash flows provided by continuing operations of $30,239 and net cash flows provided by discontinued operations of $1,777. Net cash flows provided by continuing operations increased by $10,775 over 2012, reflecting a $4,224 decrease in net income that was offset by favorable changes in net working capital of $13,803 and favorable changes in non-cash adjustments aggregating $1,196. We experienced net favorable changes in net working capital of $8,110 in 2013 compared to unfavorable changes in net working capital of $5,693 in 2012. Favorable changes in our 2013 net working capital included a decrease in inventories $6,750 and increases of $2,228 and $1,588 in accounts payable and accrued expenses and other liabilities, respectively. These favorable changes were partly offset by an increase in accounts receivable of $2,185 and decrease of $360 in customer advances. The large decrease in inventories reflects our focused efforts during 2013 to reduce overall inventory levels in our DynaEnergetics business, particularly within the North American distribution system. All other changes in working capital relate to typical fluctuations in our business flow and the related timing of cash payments and receipts.

Cash flows from investing activities

Net cash flows used in investing activities in 2015 totaled $5,326 and primarily consisted of capital expenditures of $1,376 for NobelClad and $3,668 for DynaEnergetics for property, plant, and equipment.

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

Cash flows from financing activities

Net cash flows provided by financing activities for 2015 totaled $1,788, which included net borrowings on bank lines of credit of $5,003, payment of quarterly dividends of $2,260 and payment of deferred debt issuance costs of $1,222

Net cash flows used in financing activities for 2014 totaled $7,854, which included net repayments on bank lines of credit of $6,069 and payment of quarterly dividends of $2,226.

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

In association with the 2015 goodwill impairment testing, we tested finite-lived assets for impairment, and found that the carrying amounts of assets at the lowest level of identifiable cash flows, in this case our reporting units, are fully recoverable.

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

Goodwill impairment testing is performed annually as of December 31 for our NobelClad and DynaEnergetics reporting units. We utilize an income approach (discounted cash flow analysis) to determine the fair value of each reporting unit. We believe the discounted cash flow approach is the most reliable indicator of fair value for our reporting units. The key assumptions used in the discounted cash flows for both reporting units include, among other measures, expected future sales, operating income, working capital and capital expenditures. Discount rates are determined using a peer-based, risk-adjusted weighted average cost of capital. Our approach also includes reviewing for reasonableness the total market capitalization of the Company as of December 31 to the sum of the discounted cash flows for the combined reporting units. During the fourth quarter of 2015, we observed a decrease in the market capitalization of the Company, thereby providing a potential indicator of impairment, which coincided with our 2015 annual goodwill impairment tests. As a result of our impairment testing, we found that the fair value of the DynaEnergetics reporting unit was less than its carrying value by approximately 16% due primarily to the sustained decline in global oil prices, expected reduction in exploration and production activities of certain of our customers, and the impact these factors have on our expected future cash flows. We valued the assets of DynaEnergetics and, based on the results of that valuation, recorded a goodwill impairment charge of $11,464, representing the entire goodwill balance as of December 31, 2015. The NobelClad reporting unit, which has approximately $17,190 of goodwill as of December 31, 2015, had a fair value that exceeded carrying value by approximately 19%. No impairment of goodwill was identified in connection with our 2014 or 2013 annual goodwill impairment tests.

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

Foreign Currency Risk

Our consolidated financial statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars.  Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our consolidated balance sheet, either positively or negatively.  Sales made in currencies other than U.S. dollars accounted for 23%, 32%, and 36%, of total sales for the years ended 2015, 2014, and 2013, respectively. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency and the Russian Ruble due to our greenfield investment in Tyumen, Siberia.

ITEM 8.                Financial Statements and Supplementary Data

DYNAMIC MATERIALS CORPORATION
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2015 and 2014 and for Each of the Three Years Ended
December 31, 2015, 2014 and 2013

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

The Stockholders and the
Board of Directors of Dynamic Materials Corporation

We have audited the accompanying consolidated balance sheets of Dynamic Materials Corporation (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dynamic Materials Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has adopted ASU 2015-17 Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Dynamic Materials Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 10, 2016 expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Denver, Colorado
March 10, 2016

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014
(Amounts in Thousands, Except Share and Per Share Data)

	2015	2014
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,291	$9,400
Accounts receivable, net of allowance for doubtful accounts of $974 and $542, respectively	35,798	35,501
Inventory, net	35,449	40,101
Prepaid expenses and other	8,916	6,123
Current deferred tax assets	—	3,971

Total current assets	86,454	95,096

PROPERTY, PLANT AND EQUIPMENT	106,523	109,733
Less - accumulated depreciation	(48,524)	(45,898)

Property, plant and equipment, net	57,999	63,835

GOODWILL, net	17,190	32,762

PURCHASED INTANGIBLE ASSETS, net	20,418	26,734

DEFERRED TAX ASSETS	—	587

OTHER ASSETS, net	805	315

TOTAL ASSETS	$182,866	$219,329

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014
(Amounts in Thousands, Except Share and Per Share Data)

	2015	2014
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,624	$14,076
Accrued expenses	3,972	5,638
Accrued anti-dumping duties	6,374	—
Dividend payable	284	559
Accrued income taxes	2,783	3,770
Accrued employee compensation and benefits	2,465	4,582
Customer advances	2,396	3,510
Current deferred tax liabilities	—	373

Total current liabilities	32,898	32,508

LINES OF CREDIT	27,500	22,782

DEFERRED TAX LIABILITIES	2,119	7,003

OTHER LONG-TERM LIABILITIES	1,928	2,121

Total liabilities	64,445	64,414

COMMITMENTS AND CONTINGENT LIABILITIES (See Note 7)

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,212,115 and 13,997,076 shares issued and outstanding, respectively	711	700
Additional paid-in capital	70,408	67,088
Retained earnings	87,767	113,723
Other cumulative comprehensive loss	(40,465)	(26,596)

Total stockholders’ equity	118,421	154,915

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$182,866	$219,329

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Amounts in Thousands, Except Share and Per Share Data)

	2015	2014	2013
NET SALES	$166,918	$202,561	$202,060
COST OF PRODUCTS SOLD	131,294	141,142	143,926
Gross profit	35,624	61,419	58,134
COSTS AND EXPENSES:
General and administrative expenses	20,998	23,766	24,672
Selling and distribution expenses	18,745	18,104	16,136
Amortization of purchased intangible assets	4,033	6,103	6,348
Restructuring expenses	4,063	6,781	—
Goodwill impairment charge	11,464	—	—
Total costs and expenses	59,303	54,754	47,156
INCOME (LOSS) FROM OPERATIONS	(23,679)	6,665	10,978
OTHER INCOME (EXPENSE):
Other income (expense), net	(669)	(313)	(528)
Interest expense	(1,745)	(551)	(648)
Interest income	4	38	7
INCOME (LOSS) BEFORE INCOME TAXES, DISCONTINUED OPERATIONS AND NON-CONTROLLING INTEREST	(26,089)	5,839	9,809
INCOME TAX PROVISION (BENEFIT)	(2,118)	3,913	3,736
INCOME (LOSS) FROM CONTINUING OPERATIONS	(23,971)	1,926	6,073
DISCONTINUED OPERATIONS:
Income (loss) from operations of discontinued operations, net of tax	—	(77)	478
Gain on sale of discontinued operations, net of tax	—	718	—
Income from discontinued operations	—	641	478
NET INCOME (LOSS)	(23,971)	2,567	6,551
Less: Net income (loss) attributable to non-controlling interest	—	—	92
NET INCOME (LOSS) ATTRIBUTABLE TO DYNAMIC MATERIALS CORPORATION	$(23,971)	$2,567	$6,459

INCOME (LOSS) PER SHARE - BASIC:
Continuing operations	$(1.72)	$0.13	$0.44
Discontinued operations	$—	$0.05	$0.03
Net income	$(1.72)	$0.18	$0.47
INCOME (LOSS) PER SHARE - DILUTED:
Continuing operations	$(1.72)	$0.13	$0.44
Discontinued operations	$—	$0.05	$0.03
Net income	$(1.72)	$0.18	$0.47
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	13,935,097	13,687,485	13,533,566
Diluted	13,935,097	13,689,707	13,537,525

DIVIDENDS DECLARED PER COMMON SHARE	$0.14	$0.16	$0.16

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Amounts in Thousands)

	2015	2014	2013
Net income (loss) including non-controlling interest	$(23,971)	$2,567	$6,551

Change in cumulative foreign currency translation adjustment	(13,869)	(22,612)	2,619

Total comprehensive income (loss)	(37,840)	(20,045)	9,170

Comprehensive income attributable to non-controlling interest	—	—	96

Comprehensive income (loss) attributable to Dynamic Materials Corporation	$(37,840)	$(20,045)	$9,074

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Amounts in Thousands, Except Share Data)

	Dynamic Materials Corporation Stockholders
					Other
			Additional		Cumulative	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Controlling
	Shares	Amount	Capital	Earnings	Loss	Interest	Total
Balances, December 31, 2012	13,519,555	$676	$60,158	$109,128	$(6,599)	$84	$163,447
Net income	—	—	—	6,459	—	92	6,551
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,615	4	2,619
Shares issued in connection with stock compensation plans	252,769	13	282	—	—	—	295
Tax impact of stock-based compensation	—	—	(907)	—	—	—	(907)
Stock-based compensation	—	—	3,401	—	—	—	3,401
Dividends declared	—	—	—	(2,197)	—	—	(2,197)
Purchasing remaining ownership in subsidiary	—	—	—	—	—	(180)	(180)
Balances, December 31, 2013	13,772,324	$689	$62,934	$113,390	$(3,984)	$—	$173,029
Net income	—	—	—	2,567	—	—	2,567
Change in cumulative foreign currency translation adjustment	—	—	—	—	(22,612)	—	(22,612)
Shares issued in connection with stock compensation plans	224,752	11	348	—	—	—	359
Tax impact of stock-based compensation	—	—	106	—	—	—	106
Stock-based compensation	—	—	3,700	—	—	—	3,700
Dividends declared	—	—	—	(2,234)	—	—	(2,234)
Balances, December 31, 2014	13,997,076	$700	$67,088	$113,723	$(26,596)	$—	$154,915
Net (loss)	—	—	—	(23,971)	—	—	(23,971)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(13,869)	—	(13,869)
Shares issued in connection with stock compensation plans	215,039	11	261	—	—	—	272
Tax impact of stock-based compensation	—	—	(303)	—	—	—	(303)
Stock-based compensation	—	—	3,362	—	—	—	3,362
Dividends declared	—	—	—	(1,985)	—	—	(1,985)
Balances, December 31, 2015	14,212,115	$711	$70,408	$87,767	$(40,465)	$—	$118,421

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Amounts in Thousands)

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,971)	$2,567	$6,551
Adjustments to reconcile net income to net cash provided by operating activities:
Loss (income) from discontinued operations, net of tax	—	77	(478)
Gain on sale of discontinued operations, net of tax	—	(718)	—
Depreciation (including capital lease amortization)	6,244	7,051	5,920
Amortization of purchased intangible assets	4,033	6,103	6,348
Amortization and write-off of deferred debt issuance costs	752	102	102
Stock-based compensation	2,826	3,588	3,401
Excess tax benefit from stock-based compensation	—	(156)	—
Deferred income tax benefit	(725)	(255)	(521)
(Gain) loss on disposal of property, plant and equipment	(23)	12	50
Restructuring and asset impairment expenses	4,063	6,781	756
Goodwill impairment charge	11,464	—	—
Accrued anti-dumping duties	6,374	—	—
Other	23	—	—
Change in:
Accounts receivable, net	(2,394)	(427)	(2,185)
Inventory, net	1,386	(3,459)	6,750
Prepaid expenses and other	(3,570)	(3,004)	89
Accounts payable	758	(932)	2,228
Customer advances	(857)	2,782	(360)
Accrued expenses and other liabilities	(4,765)	2,962	1,588

Net cash flows provided by continuing operations	1,618	23,074	30,239
Net cash flows provided by discontinued operations	—	239	1,777
Net cash provided by operating activities	1,618	23,313	32,016

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(5,433)	(21,403)	(16,223)
Net proceeds on sale of AMK Technical Services	—	6,830	—
Acquisition of minority interest	—	—	(180)
Change in other non-current assets	107	1,310	(489)

Net cash flows used in continuing operations	(5,326)	(13,263)	(16,892)
Net cash flows used in discontinued operations	—	(120)	(1,348)
Net cash used in investing activities	(5,326)	(13,383)	(18,240)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(Amounts in Thousands)

	2015	2014	2013
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	5,003	(6,069)	(9,592)
Payment on loans with former owners of LRI	—	(50)	(63)
Payment on capital lease obligations	(5)	(24)	(40)
Payment of dividends	(2,260)	(2,226)	(2,187)
Payment of deferred debt issuance costs	(1,222)	—	—
Net proceeds from issuance of common stock to employees and directors	272	359	295
Excess tax benefit from stock-based compensation	—	156	—
Other	—	—	—

Net cash provided by (used in) financing activities	1,788	(7,854)	(11,587)

EFFECTS OF EXCHANGE RATES ON CASH	(1,189)	(3,274)	191

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,109)	(1,198)	2,380

CASH AND CASH EQUIVALENTS, beginning of the period	9,400	10,598	8,218

CASH AND CASH EQUIVALENTS, end of the period	$6,291	$9,400	$10,598

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for -
Interest	$624	$514	$631
Income taxes, net	$2,491	$3,586	$1,938

The accompanying notes are an integral part of these Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
(Amounts in Thousands, Except Share and Per Share Data)

1. ORGANIZATION AND BUSINESS

Dynamic Materials Corporation (“DMC”) was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware in 1997. DMC is headquartered in Boulder, Colorado and has manufacturing facilities in the United States, Germany, France, and Russia.  Customers are located throughout the world. DMC currently operates two business segments: NobelClad and DynaEnergetics. NobelClad metallurgically joins or alters metals by using explosives. DynaEnergetics, which previously was included in the Oilfield Products segment with AMK Technical Services, manufactures, markets, and sells oilfield perforating equipment and explosives.

2014 sale of AMK Technical Services

On October 1, 2014, DMC completed the sale of its AMK Technical Services ("AMK") business. The operating results of AMK have been classified as discontinued operations in all periods presented. See Note 9 "Discontinued Operations" for additional disclosures regarding this sale.

Restructuring

In the fourth quarter of 2014 and throughout 2015, we restructured operations within NobelClad and DynaEnergetics as well as eliminating positions within our corporate office. See Note 10 "Restructuring" for additional disclosures regarding these restructuring plans.

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

Foreign Operations and Foreign Exchange Rate Risk

The functional currency for our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the statements of operations are translated at the average exchange rates during the period.  Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars that result in unrealized gains or losses are referred to as translation adjustments. Cumulative translation adjustments are recorded as a separate component of stockholders’ equity and are included in other cumulative comprehensive income (loss). Transactions denominated in currencies other than the local currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in other income (expense) as unrealized (based on period-end translations) or realized upon settlement of the transactions. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the consolidated statements of cash flows will not agree to changes in the corresponding balances in the consolidated balance sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

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

In 2013 we changed our inventory management philosophy in order to reduce our investment in inventory. In connection with this, we identified certain slow-moving and obsolete inventories and therefore revised our assumptions for calculating estimated inventory reserves, resulting in a change in estimate which was primarily driven by specific quantitative analysis whereby inventory items which have not had movement for a certain duration are reserved against after a prescribed period. We determined that our December 31, 2013 inventory reserves for our DynaEnergetics business segment should be increased to adequately provide for estimated requirements and recorded corresponding expense in cost of products sold in our 2013 consolidated statement of operations.

For the twelve months ended December 31, 2015, 2014, and 2013, we increased our inventory reserves and recognized expenses in cost of products sold in our consolidated statement of operations as follows:

	2015	2014	2013
Increase in inventory reserve	$565	$1,146	$1,800
Expense recorded	1,952	1,287	1,800

Inventories, net of reserves of $3,682 and $3,117 most of which related to finished goods, consist of the following at December 31, 2015 and 2014 respectively:

	2015	2014
Raw materials	$14,513	$15,208
Work-in-process	8,112	11,528
Finished goods	12,320	12,782
Supplies	504	583

	$35,449	$40,101

Shipping and handling costs incurred by us upon shipment to customers are included in cost of products sold in the accompanying consolidated statements of operations.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, except for assets acquired in acquisitions which are recorded at fair value. Additions and improvements are capitalized. Maintenance and repairs are charged to operations as the costs are incurred.  Depreciation is computed using the straight-line method over the estimated useful life of the related asset (except leasehold improvements which are depreciated over the shorter of their estimated useful life or the lease term) as follows:

Buildings and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years
Gross property, plant and equipment consist of the following at December 31, 2015 and 2014:

	2015	2014
Land	$3,380	$3,344
Buildings and improvements	41,429	39,489
Manufacturing equipment and tooling	38,599	40,433
Furniture, fixtures and computer equipment	16,777	14,813
Other	2,937	3,425
Construction in process	3,401	8,229

	$106,523	$109,733

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

For the year ended December 31, 2015, we recognized an impairment charge of approximately $205 (recorded in restructuring expenses) associated with restructuring our DynaEnergetics operations in Canada and Colombia. The impairment charges are primarily associated with assets used in the perforating gun manufacturing facility and distribution center in Edmonton, Alberta and the distribution centers in Colombia, all of which are closed under the restructuring program (See Note 10 "Restructuring").

For the year ended December 31, 2014, we recognized an impairment charge of approximately $3,946 (recorded in restructuring expenses) associated with the restructuring of our NobelClad Europe operations. The impairment charges are primarily associated with the Würgendorf, Germany facility and leasehold improvements at a leased facility in France, both of which are being closed under the restructuring program (See Note 10 "Restructuring"). The impairment of the facility in Germany was determined by a third-party appraiser using a combination of the cost and sales comparison approach, which are fair value techniques in accordance with Financial Accounting Standards Board ("FASB") ASC Section 820 Fair Value Measurements and Disclosures.

For the year ended December 31, 2013 we recognized an impairment charge of approximately $756 (recorded in G&A expenses) associated with implementation costs for a systems implementation project at our Russian and Kazakhstan locations within our DynaEnergetics segment. We had subsequently made the strategic decision to abandon this system implementation project and, therefore, the impairment recognized represents writing down the carrying amount of this asset to zero.

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

During the fourth quarter of 2015, we observed a decrease in the market capitalization of the Company, thereby providing a potential indicator of impairment, which coincided with our 2015 annual goodwill impairment tests for our NobelClad and DynaEnergetics reporting units. We utilize an income approach (discounted cash flow analysis) to determine the fair value of each reporting unit. We believe the discounted cash flow approach is the most reliable indicator of fair value for our reporting units. The key assumptions used in the discounted cash flows for both reporting units include, among other measures, expected future sales, operating income, working capital and capital expenditures. Discount rates are determined using a peer-based, risk-adjusted weighted average cost of capital. Our approach also includes reviewing for reasonableness the total market capitalization of the Company as of December 31 to the sum of the discounted cash flows for the combined reporting units.

In connection with our 2015 annual goodwill impairment tests, we found that the fair value of the DynaEnergetics reporting unit was less than its carrying value due primarily to the sustained decline in global oil prices, expected reduction in exploration and production activities of certain of our customers, and the impact these factors have on our expected future cash flows. We valued the assets of DynaEnergetics with the assistance of a third-party valuation specialist using a combination of the market and cost approaches for tangible assets as well as the relief from royalty and multi-period excess earnings methods for intangible assets, which are fair value techniques in accordance with FASB ASC Section 820 Fair Value Measurements and Disclosures. Based on the results of that valuation, recorded a goodwill impairment charge of $11,464 to impair fully the goodwill related to the DynaEnergetics reporting unit. As of December 31, 2015 the fair value of the NobelClad reporting unit, with $17,190 of goodwill, exceeded the carrying value of its net assets.

No impairment of goodwill was identified in connection with our 2014 and 2013 annual goodwill impairment tests as our estimated fair values substantially exceeded the carrying values for both reporting units. A future impairment is possible at NobelClad and could occur if (i) operating results underperform what we have estimated or (ii) additional volatility of the capital markets or other factors negatively impact our expectations of future results and or cause us to raise the discount rate percentage utilized in our discounted cash flow analysis. While we believe our most recent estimates were appropriate based on our view of then current business trends, no assurance can be provided that impairment charges will not be required in the future.

The changes to the carrying amount of goodwill during the period are summarized below:

	NobelClad	DynaEnergetics	Total
Goodwill balance at December 31, 2013	$22,238	$15,732	$37,970
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	$(318)	$(547)	$(865)
Adjustment due to exchange rate differences	$(2,502)	$(1,841)	$(4,343)

Goodwill balance at December 31, 2014	$19,418	$13,344	$32,762
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(326)	(563)	(889)
Adjustment due to exchange rate differences	(1,902)	(1,317)	(3,219)
Goodwill impairment	—	(11,464)	(11,464)

Goodwill balance at December 31, 2015	$17,190	$—	$17,190

Purchased Intangible Assets

Our purchased intangible assets include core technology, customer relationships and trademarks/trade names.  Impairment, if any, is calculated based upon our evaluation whereby, estimated undiscounted future cash flows associated with these assets or operations are compared with their carrying value to determine if a write-down to fair value is required if impairment indicators are present.  In association with the 2015 goodwill impairment testing, we tested finite-lived intangibles for impairment, and found that the carrying amounts of assets at the lowest level of identifiable cash flows, in this case our reporting units, are fully recoverable.

Finite lived intangible assets are amortized over the estimated useful life of the related assets which have a weighted average amortization period of 12 years in total. The weighted average amortization periods of the intangible assets by asset category are as follows:

Core technology	20 years
Customer relationships	9 years
Trademarks / Trade names	9 years

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2015:

	Gross	Accumulated Amortization	Net
Core technology	$18,524	$(7,528)	$10,996
Customer relationships	36,830	(27,701)	9,129
Trademarks / Trade names	1,988	(1,695)	293

Total intangible assets	$57,342	$(36,924)	$20,418

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2014:

	Gross	Accumulated Amortization	Net
Core technology	$20,667	$(7,360)	$13,307
Customer relationships	40,195	(27,270)	12,925
Trademarks / Trade names	2,216	(1,714)	502

Total intangible assets	$63,078	$(36,344)	$26,734

The change in the gross value of our purchased intangible assets from December 31, 2014 to December 31, 2015 is due solely to the impact of foreign currency translation adjustments.

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2016	$3,956
2017	3,936
2018	2,734
2019	1,538
2020	1,538
Thereafter	6,716

$20,418

Other Assets

Included in other assets are net deferred debt issuance costs of $674 and $203 as of December 31, 2015 and 2014, respectively. On February 23, 2015, we entered into a five-year $150 million syndicated credit agreement (“credit facility”) which amended and replaced in its entirety our prior syndicated credit facility entered into on December 11, 2011. In conjunction with entering the credit facility, we wrote off $32 of previously deferred debt issuance costs, carried over $162 of costs related to the prior credit agreement, and incurred $1,042 of additional costs. On December 18, 2015, we amended the credit facility, and we wrote off $508 of previously deferred debt issuance costs, carried over $508 of costs related to the prior credit agreement, and incurred $180 of additional costs. Remaining deferred debt issuance costs are being amortized over the five-year term of the amended and restated credit agreement which expires on February 23, 2020.

Customer Advances

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of December 31, 2015 and 2014 customer advances totaled $2,396 and $3,510, respectively, and originated from several customers.

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

Research and Development

Research and development costs include expenses associated with developing new products and processes as well as improvements to current manufacturing processes. Research and development costs are included in our cost of products sold and are as follows for the years ended December 31, 2015, 2014 and 2013:

	2015	2014	2013
DynaEnergetics research and development costs	$2,357	$2,541	$1,706
NobelClad research and development costs	685	558	493
Total research and development costs	$3,042	$3,099	$2,199

Earnings Per Share

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards (“RSAs”), are considered participating securities for purposes of calculating earnings per share (“EPS”) and require the use of the two class method for calculating EPS.  Under this method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below. Because we are in a net loss position for the year ended December 31, 2015, all potentially dilutive shares are anti-dilutive and are excluded from the determination of diluted EPS.

Computation and reconciliation of earnings per common share for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Numerator:
Income (loss) from continuing operations, net of non-controlling interest	$(23,971)	$1,926	$6,073
Less income allocated to RSAs	—	(52)	(102)
Income (loss) from continuing operations allocated to common stock for EPS calculation	(23,971)	1,874	5,971
Income from discontinued operations	—	641	478
Net income (loss) allocated to common stock for EPS calculation	$(23,971)	$2,515	$6,449

Denominator:
Weighted average common shares outstanding - basic	13,935,097	13,687,485	13,533,566
Dilutive stock-based compensation plans	—	2,222	3,959
Weighted average common shares outstanding - diluted	13,935,097	13,689,707	13,537,525

Income (loss) per share - Basic:
Continuing operations	$(1.72)	$0.13	$0.44
Discontinued operations	—	0.05	0.03
Net income (loss) allocated to common stock for EPS calculation	$(1.72)	$0.18	$0.47

Income (loss) per share - Diluted:
Continuing operations	$(1.72)	$0.13	$0.44
Discontinued operations	—	0.05	0.03
Net income (loss) allocated to common stock for EPS calculation	$(1.72)	$0.18	$0.47

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

Concentration of Credit Risk and Off Balance Sheet Arrangements

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables.  At December 31, 2015, we had no financial instruments with off-balance sheet risk of accounting losses.

Other Cumulative Comprehensive Loss

Other cumulative comprehensive loss as of December 31, 2015, 2014, and 2013 consisted entirely of currency translation adjustments including those in intra-entity foreign currency transactions that are long-term investments.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board ("FASB") issued an accounting standards update (ASU) which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This ASU will be effective beginning in the first quarter of 2019. Early adoption as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. We are currently evaluating the impact of adopting the new leases standard on our consolidated financial statements.

In November 2015, the FASB issued an accounting standards update which requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position based on an analysis of each taxpaying component within a jurisdiction. This ASU would be effective for the Company December 1, 2017, however the Company has elected to early adopt prospectively beginning with the year ended December 31, 2015, as is permitted under the standard. Due to the prospective treatment, prior periods presented in these financial statements have not been adjusted. The adoption of this ASU did not have an impact on the Company's financial position.

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

3.      DEBT

Lines of credit consisted of the following at December 31, 2015 and 2014:

	2015	2014
Syndicated credit agreement:
U.S. Dollar revolving loan	$27,500	$19,500
Euro revolving loan	—	3,282
Canadian Dollar revolving loan	—	—
Commerzbank line of credit	—	—
	27,500	22,782
Less current portion	—	—

Long-term lines of credit	$27,500	$22,782

Syndicated Credit Agreement

On February 23, 2015, we entered into a five-year $150,000 syndicated credit agreement (“credit facility”) which amended and replaced in its entirety our prior syndicated credit facility entered into on December 11, 2011. The new credit facility allowed for revolving loans of $90,000 in US dollars, $10,000 in alternate currencies and a $50,000 US dollar term loan facility as well as a $100,000 accordion feature to increase the commitments in any of the three previous loan classes subject to approval by applicable lenders. We entered into the credit facility with a syndicate of four banks, with JP Morgan Chase Bank, N.A. acting as administrative agent for the U.S. and Canadian dollar loans and JP Morgan Europe Ltd. acting as administrative agent for the Euro and other alternate currency loans. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.

On December 18, 2015, we entered into an amendment which reduced the amount of U.S. borrowings available under the credit facility to $65,000 from $90,000 and eliminated the $50,000 term loan facility. The amendment increased the maximum debt-to-EBITDA leverage ratio from 3.00x to 3.75x, which will remain in effect through the June 30, 2016 reporting period. The maximum leverage ratio will then adjust to 3.25x through the September 30, 2016 reporting period, and will return to 3.00x as of December 31, 2016 and thereafter. If the leverage ratio is greater than 3.00x, the interest margin will be LIBOR plus 2.75%, and an undrawn fee of 0.50% will be applied. There were no other pricing modifications to the original agreement.

Borrowings under the $65,000 revolving loan can be in the form of Alternate Base Rate loans (“ABR” borrowings are based on the greater of adjusted Prime rates, adjusted CD rates, or adjusted Federal Funds rates) or one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. ABR loans bear interest at the defined ABR rate plus an applicable margin (varying from 0.25% to 1.50%) and LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.25% to 2.75%).

Borrowings under the $10,000 Alternate Currency revolving loans can be in Canadian Dollars, Euros, Pounds Sterling and any other currency that is freely transferable and convertible to U.S. Dollars. Alternative currency borrowings denominated in Canadian Dollars shall be comprised of Canadian Dealer Offered Rate (“CDOR”) Loans or Canadian Prime Loans, at our option, and bear interest at the CDOR rate plus applicable margin (varying from 1.25% to 2.75%) or the applicable Canadian Prime Rate plus an applicable margin (varying from 0.25% to 1.50%), respectively. Alternative currency borrowings denominated in Euros shall be comprised of Euro Interbank Offered Rate (“EURIBOR”) loans and bear interest at the EURIBOR rate plus an applicable margin (varying from 1.25% to 2.75%). Alternative currency borrowings denominated in any other alternate currency shall be comprised of Eurocurrency loans and bear interest at the LIBOR rate plus an applicable margin (varying from 1.25% to 2.75%).

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios. As of December 31, 2015, we were in compliance with all financial covenants and other provisions of our debt agreements.

Line of Credit with German Bank

We maintain a line of credit with a German bank for certain DynaEnergetics operations.  This line of credit provides a borrowing capacity of 4,000 Euros and is also used by DynaEnergetics to issue bank guarantees to its customers to secure advance payments made by them.  As of December 31, 2015, we had no outstanding borrowings under this line of credit. As of December 31, 2015, we had bank guarantees secured by the line of credit of $1,220.  The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2015 was 3.85%.  The line of credit has open-ended terms and can be canceled by the bank at any time.

Scheduled Debt Maturity

We do not have any debt as of December 31, 2015 with scheduled maturity.

4. STOCK OWNERSHIP AND BENEFIT PLANS

On September 21, 2006, our stockholders approved, and we adopted, the 2006 Stock Incentive Plan (“2006 Plan”).  On May 23, 2013, our stockholders approved an amendment to the 2006 Plan to increase the number of shares of common stock that may be issued under the 2006 Plan. The 2006 Plan provides for the grant of various types of equity-based incentives, including stock options, restricted stock, restricted stock units, stock appreciation rights, performance shares, performance units and other stock-based awards.  There are a total of 1,617,500 shares available for grant under the 2006 Plan.  As of December 31, 2015, we have granted an aggregate of 1,416,360 shares of restricted stock and restricted stock units under the 2006 Plan, leaving 201,140 shares available for future grant.

The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations:

	2015	2014	2013
Cost of products sold	$243	$309	$304
General and administrative expenses	2,240	2,995	2,913
Selling and distribution expenses	343	284	184
Restructuring expense	536	—	—
Stock-based compensation expense before income taxes and discontinued operations	3,362	3,588	3,401
Income tax benefit	(915)	(970)	(990)
Stock-based compensation expense before discontinued operations, net of income taxes	2,447	2,618	2,411

Discontinued operations	—	112	—
Income tax benefit	—	(38)	—
Stock-based compensation expense in discontinued operations, net of income taxes	—	74	—

Stock-based compensation expense, net of income taxes	2,447	2,692	2,411

Earnings per share impact - Basic:
Continuing operations	$0.18	$0.19	$0.18
Discontinued operations	$—	$0.01	$—
Net income	$0.18	$0.20	$0.18
Earnings per share impact - Diluted:
Continuing operations	$0.18	$0.19	$0.18
Discontinued operations	$—	$0.01	$—
Net income	$0.18	$0.20	$0.18

Our stock-based compensation expense results from restricted stock awards, restricted stock units and stock issued under the Employee Stock Purchase Plan.  During the first quarter of 2013 and, as a result of Board actions taken in January 2013, we recorded a one-time expense of $2,965 associated with the retirements of our former President and Chief Executive Officer and another senior executive.  This expense included $894 of stock-based compensation, with the remainder representing cash payments.

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

A summary of the activity of our nonvested shares of restricted stock awards issued under the 2006 Plan for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	242,385	$27.75
Granted	163,579	16.37
Vested	(216,851)	27.95
Forfeited	(2,000)	22.05

Balance at December 31, 2013	187,113	$17.63
Granted	157,680	21.31
Vested	(81,823)	18.55
Forfeited	(250)	22.05

Balance at December 31, 2014	262,720	$19.55
Granted	148,972	14.65
Vested	(157,673)	18.81
Forfeited	(12,332)	18.82

Balance at December 31, 2015	241,687	$17.04

A summary of the activity of our nonvested restricted stock units for the years ended December 31, 2015, 2014, and 2013 is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2012	80,429	$20.41
Granted	56,217	15.67
Vested	(35,001)	20.88
Forfeited	(2,300)	19.01

Balance at December 31, 2013	99,345	$17.59
Granted	33,895	21.25
Vested	(48,674)	18.87
Forfeited	—	—

Balance at December 31, 2014	84,566	$18.33
Granted	50,167	13.90
Vested	(38,405)	17.58
Forfeited	(9,166)	14.23

Balance at December 31, 2015	87,162	$16.54

As of December 31, 2015, there was $1,558 and $670 of total unrecognized stock-based compensation related to unvested restricted stock awards and restricted stock units, respectively.  The cost is expected to be recognized over a weighted average period of 1.27 and 1.5 years for the restricted stock awards and restricted stock units, respectively.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) which is authorized to issue up to 600,000 shares of which 81,872 shares remain available for future purchases. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the offering date (“Purchase Date”).  The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase common stock of DMC at the lesser of 85% of the fair market value of DMC’s common stock on the Offering Date or the Purchase Date. In connection with the ESPP, 33,346; 20,148; and 22,689 shares of our stock were purchased during the years ended December 31, 2015, 2014, and 2013, respectively.  Our total stock-based compensation expense for 2015, 2014, and 2013 includes $86, $92, and $76 respectively, in compensation expense associated with the ESPP.

401(k) Plan

We offer a contributory 401(k) plan to our employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee.  Total DMC contributions were $526, $523, and $485 for the years ended December 31, 2015, 2014 and 2013, respectively.

Defined Benefit Plans

We have defined benefit pension plans at certain foreign subsidiaries for which we have recorded an unfunded pension obligation of $1,009 and $1,143 as of December 31, 2015 and 2014, respectively, which is included in other long-term liabilities in the Consolidated Balance Sheets. All necessary adjustments to the obligation are based upon actuarial calculations are recorded directly to the statement of operations. We recognized net adjustments of $(16), $349 and $67, respectively, for the years ended December 31, 2015, 2014 and 2013.

5. INCOME TAXES

The domestic and foreign components of income before tax for our operations for the years ended December 31, 2015, 2014 and 2013 are summarized below:

	2015	2014	2013
Domestic	$(16,167)	$(706)	$6,339
Foreign	(9,922)	6,545	3,470

	$(26,089)	$5,839	$9,809

The components of the provision (benefit) for income taxes for the years ended December 31, 2015, 2014 and 2013 are as follows:

	2015	2014	2013
Current - Federal	$(3,005)	$378	$1,144
Current - State	55	16	93
Current - Foreign	1,557	3,774	3,020

Current income tax expense (benefit)	(1,393)	4,168	4,257

Deferred - Federal	1,149	(236)	658
Deferred - State	217	(82)	(64)
Deferred - Foreign	(2,091)	63	(1,115)

Deferred income tax benefit	(725)	(255)	(521)

Income tax provision (benefit)	$(2,118)	$3,913	$3,736

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 35% in December 31, 2015, 2014, and 2013 to income before taxes is as follows:

	2015	2014	2013
Statutory U.S. federal income tax	$(9,131)	$2,042	$3,401
U.S. state income tax, net of federal benefit	(340)	(15)	85
Foreign rate differential	692	(1,558)	(1,259)
Domestic production activities deduction	—	(21)	(211)
Tax audit adjustments	—	(338)	812
Intercompany distributions	—	16	2,239
Foreign equity compensation	224	338	234
Deemed repatriation of foreign earnings	810	—	(908)
Current year tax credits	—	(156)	(628)
Impairment of goodwill	498	—	—
Other	(1,513)	(132)	(102)
Change in valuation allowances	6,642	3,737	73

Provision for income taxes	$(2,118)	$3,913	$3,736

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statements level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. At December 31, 2015, the company is in a consolidated three-year cumulative loss position. Accordingly, we have evaluated the impact on all jurisdictions and have recorded a valuation allowance against the corresponding net deferred tax assets totaling $9,357 as of December 31, 2015. We recorded valuation allowances in the amounts of $6,642 and $3,737 in 2015 and 2014, respectively. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if positive evidence such as current and expected future taxable income outweighs negative evidence.

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

Our deferred tax assets and liabilities at December 31, 2015 and 2014 consist of the following:

	2015	2014
Deferred tax assets:
Net foreign operating loss carryforward	$8,162	$6,932
Inventory differences	1,044	2,337
Equity compensation	704	836
Investment in subsidiaries	903	935
Restructuring	2,166	1,265
Other, net	499	418
Gross deferred tax assets	13,478	12,723
Less valuation allowances	(9,357)	(3,032)
Total deferred tax assets	4,121	9,691

Deferred tax liabilities:
Purchased intangible assets	(4,821)	(9,813)
Depreciation and amortization	(1,322)	(2,476)
Other, net	(97)	(220)
Total deferred tax liabilities	(6,240)	(12,509)

Net deferred tax liabilities	$(2,119)	$(2,818)

As of December 31, 2015, we had loss carryforwards for tax purposes totaling approximately $55,900, comprised of $46,690 foreign and $9,210 domestic state loss carryforwards, which will be available to offset future taxable income due to laws in certain foreign jurisdictions. If not used, the foreign tax loss carryforwards generally may be carried forward indefinitely or have at least a ten-year carryforward period. We have analyzed the foreign net operating losses and placed valuation allowance on those where we have determined the realization is not more likely than not to occur.

As a result of stock-based compensation in December 31, 2015 we decreased additional paid-in-capital by $303 for the tax impact and in December 31, 2014, and 2013, we increased additional paid-in-capital by $106, and decreased additional paid-in-capital by $907, respectively, for the tax impact.  To the extent these adjustments reduced taxes currently payable, they are not reflected in the current income tax provision for those years.

As of December 31, 2015, 2014 and 2013, income considered to be permanently reinvested in non-U.S. subsidiaries totaled approximately $30,726, $37,772 and $37,795, respectively.  Deferred income taxes have not been provided on this undistributed income, as we do not plan to initiate any action that would require the payment of U.S. income taxes on these earnings.  It is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

At December 31, 2015 and 2014, the balance of unrecognized tax benefits was $0.  We recognize interest and penalties related to uncertain tax positions in operating expense.  As of December 31, 2015 and 2014, our accrual for interest and penalties related to uncertain tax positions was $0.

DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. No income tax examinations are currently in progress either in the U.S. or any foreign jurisdiction. In the fourth quarter of 2015,

German tax authorities announced an examination of the tax returns of our German tax authorities for the 2011 through 2014 tax years. This examination is expected to commence in the spring or summer of 2016.

Tax returns of our German subsidiaries were under routine examination by the German tax authorities for most of 2013. During 2013, German tax authorities proposed and we agreed to a settlement. The key provisions of the settlement resulted in a net reduction of the subsidiaries' loss carryforwards, which reduced the non-current deferred tax assets associated with these carryforwards that were recorded on our books.  We recorded an additional $812 in income tax expense to reflect these reductions. DMC’s U.S. Federal tax returns for the tax years 2012-2015 remain open to examination while most of DMC’s state tax returns remain open to examination for the tax years 2011-2015.  DMC’s foreign tax returns generally remain open to examination for the tax years 2011-2015, depending on jurisdiction.

6.      BUSINESS SEGMENTS

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

Prior to 2014, we were organized into three segments. At the beginning of 2014 management approved a change in operating structure whereby AMK will operate within and be managed as part of the Oilfield Products business segment. Consequently, we combined AMK and DynaEnergetics into one reportable business segment, Oilfield Products. AMK represented 3% of segment assets, 4% of consolidated sales and 2% of segment operating income as of and for the year ended December 31, 2013. All prior periods segment disclosures have been restated to conform to the 2014 presentation.

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

Segment information is presented for the years ended December 31, 2015, 2014, and 2013 as follows:

	Year Ended December 31,
	2015	2014	2013
Net sales:
NobelClad	$89,980	$97,108	$118,409
DynaEnergetics	76,938	105,453	83,651

Consolidated net sales	$166,918	$202,561	$202,060

	Year Ended December 31,
	2015	2014	2013
Income (loss) before income taxes:
NobelClad	$5,819	$2,155	$17,090
DynaEnergetics	(19,245)	14,479	4,506

Segment operating income (loss)	(13,426)	16,634	21,596

Unallocated corporate expenses	(6,891)	(6,381)	(7,217)
Stock-based compensation	(3,362)	(3,588)	(3,401)
Other income (expense)	(669)	(313)	(528)
Interest expense	(1,745)	(551)	(648)
Interest income	4	38	7

Consolidated income (loss) before income taxes	$(26,089)	$5,839	$9,809

	Year Ended December 31,
	2015	2014	2013
Depreciation and Amortization:
NobelClad	$4,158	$6,482	$6,118
DynaEnergetics	6,119	6,672	6,150

Segment depreciation and amortization	$10,277	$13,154	$12,268

	Year Ended December 31,
	2015	2014	2013
Capital Expenditures:
NobelClad	$1,376	$13,696	$2,425
DynaEnergetics	3,668	7,366	13,022

Segment capital expenditures	5,044	21,062	15,447
Corporate and other	389	341	776

Consolidated capital expenditures	$5,433	$21,403	$16,223

	Year Ended December 31,
	2015	2014
Assets:
NobelClad	$85,649	$93,383
DynaEnergetics	79,884	103,914

Segment assets	165,533	197,297

Cash and cash equivalents	6,291	9,400
Prepaid expenses and other assets	9,722	6,438
Deferred tax assets	—	4,558
Corporate property, plant and equipment	1,320	1,636

Consolidated assets	$182,866	$219,329

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows:

	As of December 31,
	2015	2014
United States	$26,410	$26,291
Germany	20,631	21,210
Russia	8,030	9,556
France	2,490	4,440
Kazakhstan	216	461
Canada	185	1,655
Rest of the world	37	222

Total	$57,999	$63,835

All of our sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, France, Canada, Russia and Kazakhstan. The following represents our net sales based on the geographic location of the customer:

	For the Years Ended December 31,
	2015	2014	2013
United States	$81,634	$91,009	$88,532
Canada	13,000	23,532	18,142
United Arab Emirates	7,891	3,694	2,695
France	6,624	5,478	3,756
South Korea	5,709	7,362	11,642
Germany	5,182	7,721	9,208
Russia	4,937	7,992	5,992
India	4,566	7,617	8,888
Egypt	4,080	2,227	2,133
Spain	3,858	892	5,775
Iraq	3,758	11,348	4,243
China	2,426	1,800	606
Italy	2,327	2,350	4,119
Hong Kong	2,207	1,967	1,180
Sweden	1,699	1,227	1,547
Rest of the world	17,020	26,345	33,602

Total	$166,918	$202,561	$202,060

During the years ended December 31, 2015, 2014 and 2013, no one customer accounted for more than 10% of total net sales.

7. COMMITMENTS AND CONTINGENCIES

Contingent Liabilities

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

On February 15, 2016, the Company received the Commerce Department’s scope ruling, which determined certain imports, primarily used for gun carrier tubing, are included in the scope of the AD/CVD orders on OCTG from China and thus is subject to AD/CVD duties.

The Company plans to appeal the Commerce Department’s ruling. In its financial statements for the year ended December 31, 2015 the Company recorded a $6.4 million reserve for AD/CVD duties and interest that the Company expects to pay if it is unsuccessful in its appeal. The Company will incur legal defense costs and could also be subject to additional interest and penalties. Accruals for potential penalties are not reflected in our financial statements for the year ended December 31, 2015 as they are neither probable nor estimable at this time.
Operating Leases

We lease certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable lease agreements. Future minimum rental commitments under non-cancelable leases are as follows:

Operating Leases
Year ended December 31 -
2016	$1,511
2017	1,129
2018	976
2019	643
2020	543
Thereafter	487

Total minimum payments	$5,289

Total rental expense included in continuing operations was $3,403 $4,103, and $3,838 for the years ended December 31, 2015, 2014, and 2013, respectively.

During 2008, we entered into a license agreement and a risk allocation agreement related to our U.S. NobelClad business.  These agreements, which were amended in 2012, provide us with the ability to perform our explosive shooting process at a second shooting site in Pennsylvania.  Future minimum payments required to be made by us under these agreements are as follows:

Year ended December 31 -
2016	$398
2017	398
2018	398
2019	—
2020	—
Thereafter	—

Total minimum payments	$1,194

Litigation

In the normal course of business, we are party to various contractual disputes and claims. After considering our evaluations by legal counsel regarding pending actions, we are of the opinion that the outcome of such actions will not have a material adverse effect on the financial position or results of operations.

8.      RETIREMENT EXPENSES

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

9.      DISCONTINUED OPERATIONS

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
Operating results of the discontinued operations (formerly included in the DynaEnergetics segment) for the years ended December 31, 2015, 2014 and 2013 are summarized as follows:

	2015	2014	2013
Net sales	$—	$4,540	$7,513

Income (loss) from operations	$—	$(76)	$719
Tax provision	—	1	241

Income (loss) from operations, net of tax	$—	$(77)	$478

Gain on sale of discontinued operations	$—	$1,476	$—
Tax provision	—	758	—

Gain on sale of discontinued operations, net of tax	$—	$718	$—

10.      RESTRUCTURING

NobelClad Restructuring
In October 2014, we signed an agreement to purchase a manufacturing facility in Liebenscheid, Germany and completed the purchase in November 2014.  The facility significantly enhances NobelClad’s manufacturing capabilities and its ability to serve customers throughout Europe, the Middle East and Africa.  In October 2014, management announced a plan to restructure our NobelClad European operations. In the second quarter of 2015, the majority of clad metal plate production was shifted from facilities in Rivesaltes, France and Würgendorf, Germany to the new manufacturing facility in Liebenscheid, Germany. We plan to continue to produce transition joints with a reduced workforce at NobelClad's Rivesaltes plant while the Würgendorf site was closed and its workers were transferred to the new facility. In the fourth quarter of 2015, we eliminated certain positions in the NobelClad corporate office and finalized certain bonus payments in Europe.

We incurred pretax restructuring and impairment charges of $6,781in the fourth quarter of 2014, $54 in the first quarter of 2015, $504 in the second quarter of 2015, $48 in the third quarter of 2015, and $144 in the fourth quarter of 2015 related to this program.

DynaEnergetics Restructuring
In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. On February 24, 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. In the second quarter of 2015, North America perforating gun manufacturing was consolidated into DynaEnergetics' existing facility in Whitney, Texas. We also exited multiple other distribution centers in North America and Colombia. The Colombia market is now being served directly from our existing facilities in Texas. Two new centralized distribution centers replaced the smaller and less efficient distribution centers that were closed. In the fourth quarter of 2015, we closed another U.S. distribution center and undertook additional measures to reduce administrative costs including a reduction in force ("RIF") affecting 12 employees at DynaEnergetics' corporate offices in Troisdorf, Germany and the termination of certain consulting contracts. Additionally, during the fourth quarter of 2015 we recorded to the statement of operations foreign exchange gains that had previously been recorded to the balance sheet due to the substantial liquidation of our Colombian entity after closing the distribution centers.
We incurred pretax restructuring and impairment charges of $382 in the first quarter of 2015, $612 in the second quarter of 2015, $237 in the third quarter of 2015, and $429 in the fourth quarter of 2015 related to these programs.
Corporate Restructuring

In the first quarter of 2015, we eliminated certain positions in our corporate office. We incurred restructuring charges of approximately $1,560 in the first quarter of 2015 associated with severance and expense related to the acceleration of unvested stock awards. Additionally, two of the nine members of our board of directors did not stand for re-election at our Annual meeting in May 2015. In the fourth quarter of 2015, we eliminated an additional position in our corporate office and incurred restructuring charges of approximately $93 associated with severance and expense related to the acceleration of unvested stock awards.

Restructuring charges associated with these programs are substantially complete. Total restructuring charges incurred to date for these programs are as follows and are reported in the Restructuring charges line item in our consolidated statement of operations for the years ended December 31, 2015 and 2014:

	2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$238	$—	$40	$476	$(4)	$750
DynaEnergetics	735	205	498	391	(169)	1,660
Corporate	1,653	—	—	—	—	1,653

Total	$2,626	$205	$538	$867	$(173)	$4,063

	2014
	Severance	Asset Impairment	Other Exit Costs	Total
NobelClad	$2,466	$3,946	$369	$6,781

Total	$2,466	$3,946	$369	$6,781

The changes to the restructuring liability within accrued expenses associated with these programs is summarized below:

	Balance at December 31, 2014	Expense	Payments	Currency Adjustments	Balance at December 31, 2015
Severance	$2,406	$2,090	$(3,750)	$(294)	$452
Contract termination costs	44	538	(272)	(28)	282
Equipment moving costs	—	867	(868)	1	—
Other exit costs	36	130	(149)	(17)	—

Total	$2,486	$3,625	$(5,039)	$(338)	$734
As of December 31, 2014 we recorded a liability for restructuring charges of $2,486 primarily related to accrued severance.
11.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data for the years ended December 31, 2015 and 2014 are presented below:

The financial statements for the year ended December 31, 2014 reflect the financial results of AMK as discontinued operations due to the completed sale of AMK on October 1, 2014. See Note 9 "Discontinued Operations" for further details. For the year ended December 31, 2014, AMK represented less than 5% of consolidated assets, consolidated sales and consolidated operating income.

	2015
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$40,819	$44,741	$39,508	$41,850
Gross profit	$10,703	$12,585	$10,289	$2,047
Net income (loss)	$(2,377)	$(1,319)	$(4,233)	$(16,042)

Net income (loss) per share - basic
Continuing operations	$(0.17)	$(0.10)	$(0.30)	$(1.15)
Net income (loss)	$(0.17)	$(0.10)	$(0.30)	$(1.15)

Net income (loss) per share - diluted
Continuing operations	$(0.17)	$(0.10)	$(0.30)	$(1.15)
Net income (loss)	$(0.17)	$(0.10)	$(0.30)	$(1.15)

	2014
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$46,769	$51,911	$51,886	$51,995
Gross profit	$14,714	$15,898	$15,083	$15,724
Income (loss) from continuing operations	$1,803	$2,097	$2,322	$(4,296)
Income (loss) from discontinued operations	$(316)	$219	$20	$718
Net income (loss)	$1,487	$2,316	$2,342	$(3,578)

Net income per share - basic
Continuing operations	$0.13	$0.15	$0.17	$(0.32)
Discontinued operations	$(0.02)	$0.02	$—	$0.05
Net income	$0.11	$0.17	$0.17	$(0.27)

Net income per share - diluted
Continuing operations	$0.13	$0.15	$0.17	$(0.32)
Discontinued operations	$(0.02)	$0.02	$—	$0.05
Net income	$0.11	$0.17	$0.17	$(0.27)

12.      SUBSEQUENT EVENTS

U.S. Commerce Department Ruling and Appeal

In February 2016, the Company received a scope ruling from the Commerce Department which determined certain imports which occurred prior to December 31, 2015, primarily used for gun carrier tubing by DynaEnergetics, are subject to AD and CVD duties.

The Company plans to appeal the Commerce Department’s ruling. In its financial statements for the year ended December 31, 2015, the Company recorded a $6.4 million reserve for AD/CVD duties and interest that the Company expects to pay if it is unsuccessful in its appeal.

Please refer to Note 7 "Commitments and Contingencies" to our Consolidated Financial Statements in this annual report for a discussion of the matter with U.S. Customs and the Commerce Department.

Facility Purchase

On February 18, 2016 we signed an agreement to purchase for €1,850 a manufacturing facility located adjacent to our existing site in Liebenscheid, Germany. The acquisition provides us with flexibility to further consolidate our European operations and increases the scale and capabilities of our flagship campus in Germany.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2015.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based on that evaluation and as a result of the material weakness in internal control over financial reporting as set forth below, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015. Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control over Financial Reporting

The management of Dynamic Materials Corporation and subsidiaries (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2015 based on the 2013 framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 a material weakness in our controls over deferred income tax accounting was identified during the course of the 2014 external audit of the accounts and related controls. As a result of the significance of the accounting errors resulting from the deficient controls, we restated 2012 and 2013 financial statements included in our Form 10-K for the year ended December 31, 2014. In 2015, we took steps to remediate the material weakness, including:

•	Hired a new Global Tax Director.

•	Engaged third-party tax advisors to assist with designing and implementing processes and procedures to compile, reconcile and review income tax accounts.

•	Provided income tax training and development to tax personnel.

Although we implemented new processes and procedures in 2015, we concluded that the material weakness was not remediated as of December 31, 2015 as the existing controls were not in place for an adequate period of time to ensure proper operation and additional controls are required to be implemented for our income tax accounting. In an effort to complete the remediation of the material weakness in 2016 management will design, implement and test additional internal controls related to deferred income tax and related income tax expense accounts. We’ll also continue to provide income tax training to key tax and finance personnel.

The remediation efforts are subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take and our initiatives may not prove to be successful in remediating this material weakness. Management believes the already implemented actions, along with the additional controls will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2015, our internal controls over financial reporting were not effective due to the material weakness in our controls over deferred income tax accounting.

DMC’s internal control over financial reporting as of December 31, 2015, has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which expressed an adverse opinion and is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

Except as described above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during our fourth quarter of 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Kevin Longe
Kevin Longe
President and Chief Executive Officer
March 10, 2016

/s/ Michael Kuta
Michael Kuta
Chief Financial Officer
March 10, 2016

Report of Independent Registered Public Accounting Firm

The Stockholders and the
Board of Directors of Dynamic Materials Corporation

We have audited Dynamic Materials Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Dynamic Materials Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified and reported a material weakness in controls related to the Company’s accounting for income tax expense and related deferred taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Dynamic Materials Corporation as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 10, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Dynamic Materials Corporation has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ Ernst & Young LLP
Denver, Colorado
March 10, 2016

ITEM 9B.             Other Information

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2015.

ITEM 11.                                         Executive Compensation

Item 11 incorporates information by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2015.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2015.

For information regarding securities authorized for issuance under our equity compensation plans see the Proxy Statement for our 2015 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2015.

ITEM 14.                                         Principal Accounting Fees and Services

Item 14 incorporates information by reference to our Proxy Statement for the 2016 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the close of fiscal year 2015.

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
10.1
Second Amended and Restated Credit Agreement dated as of February 23, 2015, by and among the Company, the borrowers party thereto, the Guarantors party thereto, the Lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, J.P. Morgan Europe Limited, as London agent, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian agent, KeyBank National Association, as syndication agent, and Wells Fargo Bank, National Association, as documentation agent. (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-K filed with the Commission on March 16, 2015)

10.2
First Amendment to the Second Amended and Restated Credit Facility dated December 18, 2015 among the Company, JP Morgan Chase Bank, N.A. and the other parties named therein (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 18, 2015).

10.3
Employment Agreement, dated as of March 1, 2013, by and between the Company and Kevin Longe (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed with the Commission on March 14, 2013). *

10.4	Employment Offer Letter dated February 23, 2014, from the Company to Michael L. Kuta (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 31, 2014).*
10.5
Dynamic Materials Corporation 2006 Stock Incentive Plan, as amended by Amendment No. 1 to Dynamic Materials Corporation 2006 Stock Inventive Plan dated March 11, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2014).*

10.6	Dynamic Materials Corporation Performance-Based Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on May 24, 2013). *
10.7	Dynamic Materials Corporation Nonqualified Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on November 24, 2014).*
10.8	Form of Executive Officer Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.9	Form of Non-Executive Director Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Commission on June 12, 2007). *
10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on January 24, 2011). *
10.11	Lease of Dunbar, Pennsylvania clad metal shooting site
21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from the Annual Report on Form 10-K of Dynamic Materials Corporation. For the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

* Management contract or compensatory plan or arrangement.

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

DYNAMIC MATERIALS CORPORATION

March 10, 2016	By:	/s/ Michael Kuta
Michael Kuta
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin Longe	President and Chief Executive Officer	March 10, 2016
Kevin Longe	(Principal Executive Officer)

/s/ Michael Kuta	Chief Financial Officer	March 10, 2016
Michael Kuta	(Principal Financial and Accounting Officer)

/s/ Gerard Munera	Chairman and Director	March 10, 2016
Gerard Munera

/s/ David Aldous	Director	March 10, 2016
David Aldous

	Director	March 10, 2016
Yvon Pierre Cariou

/s/ Robert A. Cohen	Director	March 10, 2016
Robert A. Cohen

/s/ James J. Ferris	Director	March 10, 2016
James J. Ferris

/s/ Richard P. Graff	Director	March 10, 2016
Richard P. Graff

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES
INDEX TO SCHEDULE II

AS OF DECEMBER 31, 2014

PAGE
Schedule II (a)	89
Schedule II (b)	89
Schedule II (c)	89

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income	Accounts receivable written off	Other Adjustments	Balance at end of period
Year ended -

December 31, 2013	$406	$221	$(13)	$(195)	$419

December 31, 2014	$419	$140	$—	$(17)	$542

December 31, 2015	$542	$1,072	$(191)	$(449)	$974

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
WARRANTY RESERVE

	Balance at beginning of period	Additions charged to income	Repairs allowed	Other Adjustments	Balance at end of period
Year ended -

December 31, 2013	$421	$—	$(117)	$(116)	$188

December 31, 2014	$188	$162	$(216)	$(4)	$130

December 31, 2015	$130	$339	$(308)	$(31)	$130

DYNAMIC MATERIALS CORPORATION AND SUBSIDIARIES
SCHEDULE II(c) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
INVENTORY RESERVE

	Balance at beginning of period	Additions charged to income	Inventory write-offs	Other Adjustments	Balance at end of period
Year ended -

December 31, 2013	$337	$1,800	$(408)	—	$1,729

December 31, 2014	$1,729	$1,287	$(77)	178	$3,117

December 31, 2015	$3,117	$1,952	$(1,160)	(227)	$3,682