Form 10-Q
period 2016-03-31
DYNAMIC MATERIALS CORP
filed 2016-04-29
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

The number of shares of Common Stock outstanding was 14,385,491 as of April 28, 2016.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,595	$6,291
Accounts receivable, net of allowance for doubtful accounts of $684 and $974, respectively	32,858	35,798
Inventory, net	36,578	35,449
Prepaid expenses and other	12,302	8,916

Total current assets	87,333	86,454

PROPERTY, PLANT AND EQUIPMENT	109,594	106,523
Less - accumulated depreciation	(50,834)	(48,524)

Property, plant and equipment, net	58,760	57,999

GOODWILL, net	17,788	17,190

PURCHASED INTANGIBLE ASSETS, net	19,977	20,418

OTHER ASSETS, net	134	131

TOTAL ASSETS	$183,992	$182,192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$14,212	$14,624
Accrued expenses	3,585	3,972
Accrued anti-dumping duties	6,409	6,374
Dividend payable	288	284
Accrued income taxes	467	2,783
Accrued employee compensation and benefits	2,695	2,465
Customer advances	7,370	2,396

Total current liabilities	35,026	32,898

LINES OF CREDIT	22,867	26,826

DEFERRED TAX LIABILITIES	1,739	2,119

OTHER LONG-TERM LIABILITIES	2,048	1,928

Total liabilities	61,680	63,771

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,385,491 and 14,212,115 shares issued and outstanding, respectively	720	711
Additional paid-in capital	70,985	70,408
Retained earnings	87,066	87,767
Other cumulative comprehensive loss	(36,459)	(40,465)

Total stockholders’ equity	122,312	118,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$183,992	$182,192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2016	2015
NET SALES	$40,532	$40,819
COST OF PRODUCTS SOLD	30,147	30,116
Gross profit	10,385	10,703
COSTS AND EXPENSES:
General and administrative expenses	5,448	6,038
Selling and distribution expenses	4,023	4,878
Amortization of purchased intangible assets	999	1,017
Restructuring expenses	—	1,996
Total costs and expenses	10,470	13,929
INCOME (LOSS) FROM OPERATIONS	(85)	(3,226)
OTHER INCOME (EXPENSE):
Other income (expense), net	32	1,124
Interest expense	(164)	(182)
Interest income	1	3
INCOME (LOSS) BEFORE INCOME TAXES AND DISCONTINUED OPERATIONS	(216)	(2,281)
INCOME TAX PROVISION	197	96
NET INCOME (LOSS)	$(413)	$(2,377)

INCOME (LOSS) PER SHARE
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,129,831	13,822,231
Diluted	14,129,831	13,822,231

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2016	2015
Net loss	$(413)	$(2,377)

Change in cumulative foreign currency translation adjustment	4,006	(10,717)

Total comprehensive income (loss)	$3,593	$(13,094)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balances, December 31, 2015	14,212,115	$711	$70,408	$87,767	$(40,465)	$118,421
Net loss	—	—	—	(413)	—	(413)
Change in cumulative foreign currency translation adjustment	—	—	—	—	4,006	4,006
Shares issued in connection with stock compensation plans	173,376	9	(9)	—	—	—
Stock-based compensation	—	—	586	—	—	586
Dividends declared	—	—	—	(288)	—	(288)
Balances, March 31, 2016	14,385,491	$720	$70,985	$87,066	$(36,459)	$122,312

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016 AND 2015
(Amounts in Thousands)
(unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(413)	$(2,377)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation (including capital lease amortization)	1,514	1,655
Amortization of purchased intangible assets	999	1,017
Amortization of deferred debt issuance costs	41	73
Stock-based compensation	586	724
Excess tax benefit from stock-based compensation	—	(23)
Deferred income tax provision (benefit)	(290)	(311)
Gain on disposal of property, plant and equipment	(11)	—
Restructuring charges	—	1,996
Change in:
Accounts receivable, net	3,612	3,979
Inventory, net	(325)	(4,933)
Prepaid expenses and other	(3,047)	(618)
Accounts payable	(927)	(2,122)
Customer advances	4,878	(1,301)
Accrued expenses and other liabilities	(2,812)	(1,591)
Net cash provided by (used in) operating activities	3,805	(3,832)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(435)	(891)
Proceeds on sale of property, plant and equipment	20	—
Net cash used in investing activities	(415)	(891)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(3,998)	10,142
Payment on capital lease obligations	(2)	(1)
Payment of dividends	(284)	(559)
Payment of deferred debt issuance costs	—	(868)
Net proceeds from issuance of common stock to employees and directors	—	10
Excess tax benefit from stock-based compensation	—	23
Net cash provided by (used in) financing activities	(4,284)	8,747

EFFECTS OF EXCHANGE RATES ON CASH	198	(485)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(696)	3,539
CASH AND CASH EQUIVALENTS, beginning of the period	6,291	9,400
CASH AND CASH EQUIVALENTS, end of the period	$5,595	$12,939

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Dynamic Materials Corporation ("DMC") and its controlled subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

Computation and reconciliation of earnings per common share are as follows:

	Three months ended March 31,
	2016	2015
Numerator:
Loss from continuing operations	$(413)	$(2,377)
Less income allocated to RSAs	—	—
Net loss allocated to common stock for EPS calculation	(413)	(2,377)

Denominator:
Weighted average common shares outstanding - basic	14,129,831	13,822,231
Dilutive stock-based compensation plans	—	—
Weighted average common shares outstanding - diluted	14,129,831	13,822,231

Net income (loss) allocated to common stock for EPS calculation:
Basic	$(0.03)	$(0.17)
Diluted	$(0.03)	$(0.17)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and lines of credit approximate their fair value.

Recently Adopted Accounting Standards

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

In April 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update to revise the presentation of debt issuance costs. Under this pronouncement, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred debt issuance costs will continue to be included in interest expense. The new accounting guidance represents a change in accounting principle and is required to be adopted retrospectively in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Accordingly, the Company applied the guidance and reclassified the prior period amount of $674 of debt issuance costs from other assets, net to lines of credit in the balance sheet as of December 31, 2015. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

Recent Accounting Pronouncements

In March 2016, the FASB issued a new accounting pronouncement related to accounting for share-based payments. The pronouncement intends to simplify the accounting for share-based payment transactions, including income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. This pronouncement is effective for reporting periods beginning after December 15, 2016. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations, and related disclosures.

In February 2016, the FASB issued a new accounting pronouncement regarding the financial reporting of leasing transactions. This new standard requires a lessee to record assets and liabilities on the balance sheet for the rights and obligations arising from leases with terms of more than 12 months. The Company is required to adopt the new standard on January 1, 2019 using a modified retrospective approach. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company’s financial position, results of operations, and related disclosures.

In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory and changes the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. We currently are evaluating the potential impact the adoption of this standard will have on the Company’s financial position, results of operations, and related disclosures.

In May 2014, the FASB issued an accounting standards update to clarify the principles of recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We currently are evaluating the potential impact the adoption of this standard will have on the Company’s financial position, results of operations, and related disclosures.

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

Inventories consist of the following at March 31, 2016 and December 31, 2015 and include reserves of $3,217 and $3,682, respectively:

	March 31, 2016	December 31, 2015
Raw materials	$13,408	$14,513
Work-in-process	8,427	8,112
Finished goods	14,262	12,320
Supplies	481	504

	$36,578	$35,449

4.      GOODWILL

The changes to the carrying amount of goodwill during the period are summarized below:

NobelClad
Goodwill balance at December 31, 2015	$17,190
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(35)
Adjustment due to exchange rate differences	633

Goodwill balance at March 31, 2016	$17,788

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2016:

	Gross	Accumulated Amortization	Net
Core technology	$19,298	$(8,141)	$11,157
Customer relationships	38,012	(29,451)	8,561
Trademarks / Trade names	2,070	(1,811)	259

Total intangible assets	$59,380	$(39,403)	$19,977

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2015:

	Gross	Accumulated Amortization	Net
Core technology	$18,524	$(7,528)	$10,996
Customer relationships	36,830	(27,701)	9,129
Trademarks / Trade names	1,988	(1,695)	293

Total intangible assets	$57,342	$(36,924)	$20,418

The change in the gross value of our purchased intangible assets from December 31, 2015 to March 31, 2016 was due to foreign currency translation. Accumulated amortization for the period ended March 31, 2016 includes an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics reporting unit. After the goodwill was written off at December 31, 2015, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of March 31, 2016 and December 31, 2015, customer advances totaled $7,370 and $2,396, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
		(as adjusted)
Syndicated credit agreement:
U.S. Dollar revolving loan	$23,500	$27,500
Euro revolving loan	—	—

Long-term lines of credit	23,500	27,500
Less: debt issuance costs	633	674
Lines of credit	$22,867	$26,826

Syndicated Credit Agreement

We have a a five-year $75,000 syndicated credit agreement (“credit facility”), which allows for revolving loans of $65,000 in US dollars and $10,000 in alternate currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €1,917 is available.

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

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of March 31, 2016, we were in compliance with all financial covenants and other provisions of our debt agreements.

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
The accounting policies of all of the segments are the same as those described in the summary of significant accounting policies included herein and in our Annual Report on Form 10-K for the year ended December 31, 2015.  Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.
Segment information is presented for the three months ended March 31, 2016 and 2015 as follows:

	Three months ended March 31,
	2016	2015
Net sales:
NobelClad	$25,052	$23,944
DynaEnergetics	15,480	16,875

Consolidated net sales	$40,532	$40,819

	Three months ended March 31,
	2016	2015
Income before income taxes:
NobelClad	$1,508	$1,821
DynaEnergetics	920	(794)

Segment operating income	2,428	1,027

Unallocated corporate expenses	(1,927)	(3,016)
Stock-based compensation	(586)	(1,237)
Other income (expense)	32	1,124
Interest expense	(164)	(182)
Interest income	1	3

Income (loss) before income taxes and discontinued operations	$(216)	$(2,281)

	Three months ended March 31,
	2016	2015
Depreciation and amortization:
NobelClad	$932	$1,157
DynaEnergetics	1,581	1,515

Segment depreciation and amortization	$2,513	$2,672

During the three months ended March 31, 2016 and 2015, no one customer accounted for more than 10% of total net sales.

9.      RESTRUCTURING

During 2015, we executed several programs to enhance operating efficiencies across our businesses, including closing distribution and production centers, consolidating manufacturing to more cost-effective locations, and reducing corporate headcount.

NobelClad Restructuring
NobelClad shifted the majority of clad metal plate production from facilities in Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

DynaEnergetics Restructuring
In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. In February 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. North America perforating gun manufacturing was consolidated at DynaEnergetics existing gun facility in Whitney, Texas. We also are exiting several other distribution centers in Texas and Colombia, and the Colombia market is now served directly from our existing facilities in Texas. Two centralized distribution centers replaced the distribution centers closed.
Corporate Restructuring
In the first quarter of 2015, we restructured our corporate office by eliminating certain positions, and incurred restructuring charges associated with severance and acceleration of unvested stock awards.

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “restructuring expenses” line item in our consolidated statement of operations:

	Three months ended March 31, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$39	$—	$11	$—	$4	$54
DynaEnergetics	146	202	—	32	2	382
Corporate	1,560	—	—	—	—	1,560

Total	$1,745	$202	$11	$32	$6	$1,996
During the three months ended March 31, 2016, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2015	Expense	Payments	Other Adjustments	Balance at March 31, 2016
Severance	$452	$—	$(365)	$13	$100
Contract termination costs	282	—	(51)	(14)	217
Equipment moving costs	—	—	—	—	—
Other exit costs	—	—	—	—	—

Total	$734	$—	$(416)	$(1)	$317

10.     COMMITMENTS AND CONTINGENCIES

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

On March 11, 2016, the Company filed an appeal with the U.S. Court of International Trade related to the Commerce Department’s scope ruling. In its financial statements for the year ended December 31, 2015, the Company recorded a $6.4 million reserve for AD/CVD duties and interest that the Company expects to pay if it is unsuccessful in its appeal.

The Company will incur legal defense costs and could also be subject to additional interest and penalties. Accruals for potential penalties are not reflected in our financial statements as of March 31, 2016 as they are neither probable nor estimable at this time.

11.    SUBSEQUENT EVENTS

In April 2016, DynaEnergetics announced plans to further reduce its cost structure to align with the continued deterioration in its end markets. The business expects to incur restructuring expenses of up to $1,500 related to these actions during the remainder of 2016. Annualized savings associated with these restructuring activities are expected to be approximately $750.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

Unless stated otherwise, all currency amounts are presented in thousands of U.S. dollars (000s).

Overview
Our business is organized into two segments:  NobelClad and DynaEnergetics.
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
We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. Our NobelClad backlog decreased to $40,182 at March 31, 2016 from $41,832 at December 31, 2015.
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
Results for the First Three Months of 2016
First quarter sales were impacted by a strong performance by NobelClad’s Mt. Braddock, Pennsylvania operation. Late in the quarter, the production team took advantage of raw material availability and accelerated work on several orders to address customer demand.
Despite deteriorating demand in DynaEnergetics’ end markets, the business continues to outperform its sector by selling high-value products such as the DynaSelect intrinsically safe integrated switch-detonator and the DPEX line of deep-penetrating shaped charges. Sales volumes of DynaSelect were at record levels during the first quarter despite a more than 30% sequential drop in the U.S. rig count. Industry conditions have slowed the roll out and adoption of the factory assembled DynaStage perforating system.
Given the steep decline in the U.S. rig count and sharply lower capital spending budgets by exploration and production companies, the second and third quarters could be particularly challenging for businesses in the well completion sector, including DynaEnergetics.

Consolidated Results of Operations

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

	Three months ended March 31,
	2016	2015	$ change	% change
Net sales	$40,532	$40,819	$(287)	(1)%
Gross profit	10,385	10,703	(318)	(3)%
Gross profit margin	25.6%	26.2%
COSTS AND EXPENSES:
General and administrative expenses	5,448	6,038	(590)	(10)%
% of net sales	13.4%	14.8%
Selling and distribution expenses	4,023	4,878	(855)	(18)%
% of net sales	9.9%	12.0%
Amortization of purchased intangible assets	999	1,017	(18)	(2)%
% of net sales	2.5%	2.5%
Restructuring charges	—	1,996	(1,996)	(100)%
Operating income (loss)	(85)	(3,226)	3,141	(97)%
Other income (expense), net	32	1,124	(1,092)	(97)%
Interest income (expense), net	(163)	(179)	16	(9)%
Income tax provision (benefit)	197	96	101	105%
Net income (loss)	(413)	(2,377)	1,964	(83)%
Adjusted EBITDA	$3,014	$2,166	$848	39%

Net sales The decrease compared with 2015 was due to an 8% decrease in DynaEnergetics partially offset by a 5% increase in NobelClad. The decline in DynaEnergetics was due to deteriorating demand in its end markets. NobelClad took advantage of raw material availability and accelerated shipments on several orders in the first quarter of 2016.

Gross profit The decrease in gross profit and gross profit margin compared with 2015 was due to a lower proportion of sales in DynaEnergetics relative to NobelClad and unfavorable project mix in NobelClad partially offset by favorable product mix in DynaEnergetics.

General and administrative expenses The decrease compared with 2015 primarily was due to a reduction in salaries and benefits, lower stock-based compensation and a decrease in spending on outside services. The first quarter of 2015 also included incremental audit and legal expenses of $450 associated with the restatement of previously-issued financial statements included in our 2014 Form 10-K.

Selling and distribution expenses The decrease compared with 2015 principally was due to lower selling expenses in DynaEnergetics after closing distribution centers as part of its previously announced restructuring programs.

Restructuring charges There were no restructuring charges in first quarter of 2016. In 2015 the components of restructuring charges were as follows:

	Severance and benefits	Asset impairments	Contract termination	Equipment moving and other exit costs	Total
NobelClad restructuring	$39	$—	$11	$4	$54
DynaEnergetics restructuring	146	202	—	34	382
Corporate restructuring	1,560	—	—	—	1,560
Total restructuring charges	$1,745	$202	$11	$38	$1,996

NobelClad's restructuring relates to shifting of the majority of clad metal plate production from facilities in Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

DynaEnergetics' restructuring relates to the consolidation of perforating gun manufacturing centers, the closure of distribution centers, and the reduction of administrative workforce at the corporate offices in Troisdorf, Germany.

Corporate restructuring relates to severance payments and the acceleration of unvested stock awards associated with the elimination of certain positions in our corporate office.

Operating income The increase compared with 2015 was due to an increase in DynaEnergetics operating income and lower corporate unallocated and stock-based compensation expenses partially offset by a decrease in NobelClad operating income. Corporate unallocated and stock-based compensation expenses are not allocated to our business segments.

Other income (expense), net The decrease compared with 2015 primarily was due to a decline in unrealized foreign currency gains. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net The increase compared with 2015 was due to higher interest expense on a larger average outstanding debt balance as well as to the amortization of loan fees associated with the credit agreement entered into during February 2015 and amended in December 2016.

Income tax provision (benefit) We recorded income tax expense of $197 for the first quarter of 2016 compared to income tax expense of $96 for the first quarter of 2015. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against our deferred tax assets in those jurisdictions.

Net loss As a result of the factors discussed above, net loss for three months ended March 31, 2016 was $413 ($0.03 per diluted share) compared with a net loss of $2,377 ($0.17 per diluted share) for the same period in 2015.

Adjusted EBITDA The increase compared with 2015 primarily was due to the smaller net loss compared to 2015 as well higher other income from foreign currency transaction gains in 2015.

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

Management uses these non-GAAP measures in its operational and financial decision-making, believing that it is useful to eliminate certain items in order to focus on what it deems to be a more reliable indicator of ongoing operating performance. As a result, internal management reports used during monthly operating reviews feature the adjusted EBITDA. In addition, certain management incentive awards are based, in part, on the amount of adjusted EBITDA achieved during the year. Management also believes that investors may find non-GAAP financial measures useful for the same reasons, although investors are cautioned that non-GAAP financial measures are not a substitute for GAAP disclosures.

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

All of the items included in the reconciliation from net income to EBITDA and adjusted EBITDA are either (i) non-cash items (e.g., depreciation, amortization of purchased intangibles and stock-based compensation) or (ii) items that management does not consider to be useful in assessing DMC’s operating performance (e.g., income taxes, restructuring and impairment charges). In the case of the non-cash items, management believes that investors can better assess the company’s operating performance if the measures are presented without such items because, unlike cash expenses, these adjustments do not affect

DMC's ability to generate free cash flow or invest in its business. For example, by adjusting for depreciation and amortization in computing EBITDA, users can compare operating performance without regard to different accounting determinations such as useful life. In the case of the other items, management believes that investors can better assess operating performance if the measures are presented without these items because their financial impact does not reflect ongoing operating performance.

The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Three months ended March 31,
	2016	2015
Net loss attributable to DMC	$(413)	$(2,377)
Interest expense	164	182
Interest income	(1)	(3)
Provision for income taxes	197	96
Depreciation	1,514	1,655
Amortization of purchased intangible assets	999	1,017
EBITDA	2,460	570
Restructuring charges	—	1,996
Stock-based compensation	586	724
Other (income) expense, net	(32)	(1,124)
Adjusted EBITDA	$3,014	$2,166

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

NobelClad

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

	Three months ended March 31,
	2016	2015	$ change	% change
Net sales	$25,052	$23,944	$1,108	5%
Gross profit	3,967	4,550	(583)	(13)%
Gross profit margin	15.8%	19.0%
COSTS AND EXPENSES:
General and administrative expenses	985	1,250	(265)	(21%)
Selling and distribution expenses	1,379	1,328	51	4%
Amortization of purchased intangible assets	94	96	(2)	(2)%
Restructuring expenses	—	54	(54)	(100)%
Operating income (loss)	1,508	1,821	(313)	(17)%
Adjusted EBITDA	$2,440	$3,032	$(592)	(20)%

Net sales The increase compared with 2015 reflects the timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders.

Gross profit The decrease in gross profit and gross profit margin compared with 2015 primarily was due to less favorable margins on its mix of projects in the first quarter of 2016 when compared to the same period in 2015. The decline in gross profit partially was offset by higher sales and lower manufacturing overhead expenses from consolidation of manufacturing facilities in Europe.

General and administrative expenses The decrease compared with 2015 primarily was attributable to lower salaries and wages.

Restructuring expense Restructuring expenses in 2015 related to shifting the majority of clad metal plate production from facilities in Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

Operating income The decline in operating income was driven by lower gross margin from unfavorable project mix. The decline was partially offset by higher sales and lower general and administrative expenses.

Adjusted EBITDA The decrease compared with 2015 was due to a decline in operating income and lower depreciation in the first quarter of 2016 from consolidating manufacturing operations in Europe. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations."

	Three months ended March 31,
	2016	2015
Income from operations	$1,508	$1,821
Adjustments:
Restructuring	—	54
Depreciation	838	1,061
Amortization of purchased intangibles	94	96
Adjusted EBITDA	$2,440	$3,032

DynaEnergetics

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

	Three months ended March 31,
	2016	2015	$ change	% change
Net sales	$15,480	$16,875	$(1,395)	(8)%
Gross profit	6,466	6,201	265	4%
Gross profit margin	41.8%	36.7%
COSTS AND EXPENSES:
General and administrative expenses	2,062	2,215	(153)	(7%)
Selling and distribution expenses	2,579	3,478	(899)	(26)%
Amortization of purchased intangible assets	905	921	(16)	(2)%
Restructuring expenses	—	382	(382)	(100)%
Operating income (loss)	920	(794)	1,714	(216)%
Adjusted EBITDA	$2,501	$1,103	$1,398	127%

Net sales The decrease compared with 2015 primarily was due to deteriorating demand in DynaEnergetics' end markets.

Gross profit The increase in gross profit and gross profit margin compared with 2015 was due to favorable product mix mostly attributable to sales of our DynaSelect intrinsically-safe switch detonator and our DPEX line of deep penetrating shaped charges.

General and administrative expenses The decrease compared with 2015 primarily was due to a headcount reduction associated with our previously announced restructuring programs.

Selling and distribution expenses The decrease compared with 2015 was principally due to lower salaries and wages including the impact of closing multiple distribution centers in 2015 combined with a decrease in outside sales agents commission expense due to lower sales into territories in which we don't have a captive sales force.

Restructuring expense DynaEnergetics' restructuring activity in 2015 relates to the closure of a number of distribution centers in North America and Colombia and the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta.

Operating income DynaEnergetics' operating income increased compared with 2015 primarily due to lower operating expenses as a result of cost reduction initiatives.

Adjusted EBITDA The increase compared with 2015 is primarily due to higher operating income. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations"

	Three months ended March 31,
	2016	2015
Income (loss) from operations	$920	$(794)
Adjustments:
Restructuring	—	382
Depreciation	676	594
Amortization of purchased intangibles	905	921
Adjusted EBITDA	$2,501	$1,103

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

Debt facilities

We have a a five-year $75,000 syndicated credit agreement (“credit facility”), which allows for revolving loans of $65,000 in US dollars and $10,000 in alternate currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain DynaEnergetics operations. This line of credit provides a borrowing capacity of 4,000 Euros.

As of March 31, 2016, U.S. dollar revolving loans of $23,500 were outstanding under our credit facility.  While we had approximately $51,500 of available revolving credit loan capacity as of March 31, 2016 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are two significant financial covenants under our credit facility, the leverage ratio and debt service coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the three months ended March 31, 2016 and the year ended December 31, 2015, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  Under our credit facility, the maximum leverage ratio permitted by our credit facility is 3.75 to 1.0. The actual leverage ratio as of March 31, 2016 was 1.65 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and capital expenditures to Debt Service Charges.  Consolidated EBITDA is defined above and Debt Service Charges equals the sum of cash interest expense and scheduled principal payments of Consolidated

Funded Indebtedness.  Under our credit facility, the minimum debt service coverage ratio permitted by our credit facility is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2016 was 8.79 to 1.0.

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of March 31, 2016, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance decreased to $23,500 at March 31, 2016 from $27,500 at December 31, 2015. Our other contractual obligations and commitments have not materially changed since December 31, 2015.

Cash flows from operating activities

Net cash provided by operating activities was $3,805 for the three months ended March 31, 2016. This compares to net cash used in operating activities of $3,832 for the same period in 2015. The year-over-year increase in operating cash flows of $7,637 was driven by an increase in net income of $1,964 and a $7,965 decrease in net working capital. We experienced favorable net working capital changes of $1,379 in the first quarter of 2016 compared with unfavorable changes in net in working capital of $6,586 in the same period of 2015. Favorable changes in our first quarter 2016 working capital included a $4,878 increase in customer advances related to customer prepayments in NobelClad and a $3,612 increase in accounts receivable due to lower sales volume and improved collections in DynaEnergetics. These favorable changes in working capital were partially offset by a$2,812 decrease in accrued expenses and other liabilities primarily as a result of income tax payments and a $3,047 increase in prepaid expenses.

 Net cash provided by operating activities was $3,832 for the three months ended March 31, 2015. We experienced unfavorable net working capital changes of $6,586 in the 2015 period, including an increase in inventories and prepaid expenses of $4,933 and $618, respectively, and decreases of $2,122 in accounts payable and $1,301in customer advances. The increases in working capital were driven by higher sales in DynaEnergetics, timing of accounts payable and prepayment for raw materials with long lead times but favorable pricing. These unfavorable changes were partially offset by a decrease in accounts receivable of $3,979.

Cash flows from investing activities

Net cash flows used in investing activities for the three months ended March 31, 2016 were $415 and primarily consisted of capital expenditures.

Net cash flows used in investing activities for the three months ended March 31, 2015 totaled $891 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the three months ended March 31, 2016 totaled $4,284, which included net repayments on bank lines of credit of $3,998 and payment of quarterly dividends of $284.

Net cash flows provided by financing activities for the three months ended March 31, 2015 totaled $8,747, which included net borrowings on bank lines of credit of $10,142 and payment of quarterly dividends of $559.

Payment of Dividends

On February 17, 2016, our board of directors declared a quarterly cash dividend of $0.02 per share which was paid on April 15, 2016.  The dividend totaled $288 and was payable to shareholders of record as of March 31, 2016.  We paid a quarterly cash dividend of $0.04 per share in the first quarter of 2015.

We may continue to pay quarterly dividends in the future subject to capital availability and periodic determinations that cash dividends are in compliance with our debt covenants and are in the best interests of our stockholders, but we cannot assure you that such payments will continue.  Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance, changes in federal income tax laws, or any other factors that our board of directors deems relevant.  Any decision to pay cash dividends is and will continue to be at the discretion of our Board of Directors.

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in our Annual Report filed on Form 10-K for the year ended December 31, 2015.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 4.  Controls and Procedures

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we identified a material weakness related to deferred income tax accounting for certain foreign entities. More specifically, the calculation of deferred tax positions for certain foreign entities was based on inappropriate methods and supporting data. The controls over reconciliation and review of income tax accounting did not identify the inappropriate methods and supporting data used in the computations. We are currently evaluating the controls and procedures we will design and put in place to remediate this material weakness. These controls and procedures may include the following:

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

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, which includes the material weakness identified at December 31, 2015 discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  There have been no other changes in our internal controls during the quarter ended March 31, 2016 or in other factors that could materially affect our internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	April 28, 2016	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)