Form 10-Q
period 2016-06-30
DYNAMIC MATERIALS CORP
filed 2016-07-28
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

The number of shares of Common Stock outstanding was 14,472,508 as of July 28, 2016.

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

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,444	$6,291
Accounts receivable, net of allowance for doubtful accounts of $1,414 and $974, respectively	29,235	35,798
Inventory, net	33,841	35,449
Prepaid expenses and other	9,713	8,916

Total current assets	82,233	86,454

PROPERTY, PLANT AND EQUIPMENT	109,711	106,523
Less - accumulated depreciation	(52,006)	(48,524)

Property, plant and equipment, net	57,705	57,999

GOODWILL, net	17,333	17,190

PURCHASED INTANGIBLE ASSETS, net	18,539	20,418

OTHER ASSETS, net	79	131

TOTAL ASSETS	$175,889	$182,192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$9,079	$14,624
Accrued expenses	3,939	3,972
Accrued anti-dumping duties	6,456	6,374
Dividend payable	289	284
Accrued income taxes	662	2,783
Accrued employee compensation and benefits	3,172	2,465
Customer advances	5,123	2,396

Total current liabilities	28,720	32,898

LINES OF CREDIT	22,908	26,826

DEFERRED TAX LIABILITIES	1,421	2,119

OTHER LONG-TERM LIABILITIES	2,064	1,928

Total liabilities	55,113	63,771

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,472,508 and 14,212,115 shares outstanding, respectively	724	711
Additional paid-in capital	71,779	70,408
Retained earnings	86,012	87,767
Other cumulative comprehensive loss	(37,718)	(40,465)
Treasury stock, at cost; 2,008 and 0 shares, respectively	(21)	—

Total stockholders’ equity	120,776	118,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$175,889	$182,192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
NET SALES	$41,317	$44,741	$81,849	$85,560
COST OF PRODUCTS SOLD	31,409	32,156	61,556	62,272
Gross profit	9,908	12,585	20,293	23,288
COSTS AND EXPENSES:
General and administrative expenses	4,389	5,561	9,837	11,599
Selling and distribution expenses	4,497	4,958	8,520	9,836
Amortization of purchased intangible assets	1,015	1,013	2,014	2,030
Restructuring expenses	829	1,116	829	3,112
Total costs and expenses	10,730	12,648	21,200	26,577
LOSS FROM OPERATIONS	(822)	(63)	(907)	(3,289)
OTHER INCOME (EXPENSE):
Other income (expense), net	304	40	336	1,164
Interest expense	(397)	(263)	(561)	(445)
Interest income	1	1	2	4
LOSS BEFORE INCOME TAXES	(914)	(285)	(1,130)	(2,566)
INCOME TAX PROVISION (BENEFIT)	(148)	1,034	49	1,130
NET LOSS	$(766)	$(1,319)	$(1,179)	$(3,696)

LOSS PER SHARE
Basic	$(0.05)	$(0.10)	$(0.08)	$(0.27)
Diluted	$(0.05)	$(0.10)	$(0.08)	$(0.27)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,142,991	13,906,993	14,071,058	13,900,499
Diluted	14,142,991	13,906,993	14,071,058	13,900,499

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.04	$0.04	$0.08

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net loss	$(766)	$(1,319)	$(1,179)	$(3,696)

Change in cumulative foreign currency translation adjustment	(1,259)	2,494	2,747	(8,223)

Total comprehensive income (loss)	$(2,025)	$1,175	$1,568	$(11,919)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2015	14,212,115	$711	$70,408	$87,767	$(40,465)	—	$—	$118,421
Net loss	—	—	—	(1,179)	—	—	—	(1,179)
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,747	—	—	2,747
Shares issued in connection with stock compensation plans	262,401	13	176	—	—	—	—	189
Stock-based compensation	—	—	1,195	—	—	—	—	1,195
Dividends declared	—	—	—	(576)	—	—	—	(576)
Treasury stock purchases						(2,008)	$(21)	$(21)
Balances, June 30, 2016	14,474,516	$724	$71,779	$86,012	$(37,718)	(2,008)	$(21)	$120,776

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016 AND 2015
(Amounts in Thousands)
(unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,179)	$(3,696)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation (including capital lease amortization)	3,264	3,153
Amortization of purchased intangible assets	2,014	2,030
Amortization of deferred debt issuance costs	83	128
Stock-based compensation	1,121	1,571
Excess tax benefit from stock-based compensation	—	(72)
Deferred income tax provision (benefit)	(732)	(742)
Gain on disposal of property, plant and equipment	12	65
Restructuring charges	829	3,112
Accrued anti-dumping duties	80	—
Change in:
Accounts receivable, net	7,120	(1,272)
Inventory, net	2,300	(4,755)
Prepaid expenses and other	(3,454)	(1,261)
Accounts payable	(5,901)	2,454
Customer advances	2,717	(2,184)
Accrued expenses and other liabilities	168	(3,248)
Net cash provided by (used in) operating activities	8,442	(4,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,226)	(2,471)
Proceeds on sale of property, plant and equipment	30	—
Change in other non-current assets	36	(25)
Net cash used in investing activities	(1,160)	(2,496)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(4,000)	11,245
Payment on capital lease obligations	(3)	(2)
Payment of dividends	(571)	(1,125)
Payment of deferred debt issuance costs	—	(1,042)
Net proceeds from issuance of common stock to employees and directors	189	185
Excess tax benefit from stock-based compensation	—	72
Net cash provided by (used in) financing activities	(4,385)	9,333

EFFECTS OF EXCHANGE RATES ON CASH	256	(631)

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,153	1,489
CASH AND CASH EQUIVALENTS, beginning of the period	6,291	9,400
CASH AND CASH EQUIVALENTS, end of the period	$9,444	$10,889

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

Earnings Per Share

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents, such as our restricted stock awards (“RSAs”), are considered participating securities for purposes of calculating earnings per share (“EPS”) during periods in which we have net income and require the use of the two class method for calculating EPS.  Under this method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.

Computation and reconciliation of earnings per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Loss from continuing operations	$(766)	$(1,319)	$(1,179)	$(3,696)
Less income allocated to RSAs	—	—	—	—
Net loss allocated to common stock for EPS calculation	(766)	(1,319)	(1,179)	(3,696)

Denominator:
Weighted average common shares outstanding - basic	14,142,991	13,906,993	14,071,058	13,900,499
Dilutive stock-based compensation plans	—	—	—	—
Weighted average common shares outstanding - diluted	14,142,991	13,906,993	14,071,058	13,900,499

Net income (loss) allocated to common stock for EPS calculation:
Basic	$(0.05)	$(0.10)	$(0.08)	$(0.27)
Diluted	$(0.05)	$(0.10)	$(0.08)	$(0.27)

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

Inventories consist of the following at June 30, 2016 and December 31, 2015 and include reserves of $3,993 and $3,682, respectively:

	June 30, 2016	December 31, 2015
Raw materials	$11,034	$14,513
Work-in-process	7,580	8,112
Finished goods	14,798	12,320
Supplies	429	504

	$33,841	$35,449

4.      GOODWILL

All of the goodwill is recorded within our NobelClad segment. The changes to the carrying amount of goodwill during the period are summarized below:

Goodwill balance at December 31, 2015	$17,190
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(138)
Adjustment due to exchange rate differences	281

Goodwill balance at June 30, 2016	$17,333

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2016:

	Gross	Accumulated Amortization	Net
Core technology	$18,758	$(8,144)	$10,614
Customer relationships	37,384	(29,665)	7,719
Trademarks / Trade names	2,011	(1,805)	206

Total intangible assets	$58,153	$(39,614)	$18,539

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2015:

	Gross	Accumulated Amortization	Net
Core technology	$18,524	$(7,528)	$10,996
Customer relationships	36,830	(27,701)	9,129
Trademarks / Trade names	1,988	(1,695)	293

Total intangible assets	$57,342	$(36,924)	$20,418

The change in the gross value of our purchased intangible assets from December 31, 2015 to June 30, 2016 was due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics reporting unit. After the goodwill was written off at December 31, 2015, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of June 30, 2016 and December 31, 2015, customer advances totaled $5,123 and $2,396, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
		(as adjusted)
Syndicated credit agreement:
U.S. Dollar revolving loan	$23,500	$27,500
Euro revolving loan	—	—

Long-term lines of credit	23,500	27,500
Less: debt issuance costs	592	674
Lines of credit	$22,908	$26,826

Syndicated Credit Agreement

We have a five-year $75,000 syndicated credit agreement (“credit facility”), which allows for revolving loans of $65,000 in US dollars and $10,000 in alternate currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €1,556 is available.

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

Borrowings under the $10,000 Alternate Currency revolving loans can be in Canadian Dollars, Euros, Pound Sterling and any other currency that is freely transferable and convertible to U.S. Dollars. Alternative currency borrowings denominated in Canadian Dollars shall be comprised of Canadian Dealer Offered Rate (“CDOR”) Loans or Canadian Prime Loans, at our option, and bear interest at the CDOR rate plus applicable margin (varying from 1.25% to 2.75%) or the applicable Canadian Prime Rate plus an applicable margin (varying from 0.25% to 1.50%), respectively. Alternative currency borrowings denominated in Euros shall be comprised of Euro Interbank Offered Rate (“EURIBOR”) loans and bear interest at the EURIBOR rate plus an applicable margin (varying from 1.25% to 2.75%). Alternative currency borrowings denominated in any other alternate currency shall be comprised of Eurocurrency loans and bear interest at the LIBOR rate plus an applicable margin (varying from 1.25% to 2.75%).

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of June 30, 2016, we were in compliance with all financial covenants and other provisions of our debt agreements.

8.      BUSINESS SEGMENTS

Our business is organized into two segments:  NobelClad and DynaEnergetics. NobelClad's revenues are generated principally from cladding two dissimilar metals together using an explosion-welding process to form plates or transition joints. The clad plates and transition joints are sold to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration. DynaEnergetics manufactures shaped charges, detonators and detonating cord, perforating guns, and bidirectional boosters for sale to customers that perform the perforation of oil and gas wells and to customers involved in oil and gas exploration activities.
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
Segment information is presented for the three and six months ended June 30, 2016 and 2015 as follows:

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net sales:
NobelClad	$26,407	$21,449	$51,459	$45,393
DynaEnergetics	14,910	23,292	30,390	40,167

Consolidated net sales	$41,317	$44,741	$81,849	$85,560

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating income (loss):
NobelClad	$4,130	$986	$5,639	$2,807
DynaEnergetics	(2,901)	1,247	(1,981)	453

Segment operating income	1,229	2,233	3,658	3,260

Unallocated corporate expenses	(1,443)	(1,449)	(3,444)	(4,465)
Stock-based compensation	(608)	(847)	(1,121)	(2,084)
Other income (expense)	304	40	336	1,164
Interest expense	(397)	(263)	(561)	(445)
Interest income	1	1	2	4

Income (loss) before income taxes	$(914)	$(285)	$(1,130)	$(2,566)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Depreciation and amortization:
NobelClad	$1,062	$944	$1,994	$2,101
DynaEnergetics	1,703	1,567	3,284	3,082

Segment depreciation and amortization	$2,765	$2,511	$5,278	$5,183

During the three and six months ended June 30, 2016 and 2015, no one customer accounted for more than 10% of total net sales.

9.      RESTRUCTURING

During 2016 and 2015, we executed several programs to enhance operating efficiencies across our businesses, including closing distribution and production centers, consolidating manufacturing to more cost-effective locations, and reducing corporate headcount.

NobelClad Restructuring
Beginning in 2014 and continuing into 2015, NobelClad shifted the majority of clad metal plate production from facilities in Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

DynaEnergetics Restructuring
In the second quarter of 2016, DynaEnergetics reduced headcount in Troisdorf, Germany and Austin, Texas. During the third quarter of 2016, we will incur additional expenses to relocate perforating gun manufacturing operations from the current leased facility in Troisdorf, Germany to a new facility in Liebenscheid, Germany and to consolidate administrative offices to Houston, Texas.
In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. In February 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. North America perforating gun manufacturing was consolidated at DynaEnergetics existing gun facility in Whitney, Texas. We also exited several other distribution centers in Texas and Colombia, and the Colombia market is now served directly from our existing facilities in Texas. Two centralized distribution centers replaced the distribution centers closed.
Corporate Restructuring
In conjunction with the DynaEnergetics cost reductions announced in the second quarter of 2016, we eliminated certain positions and incurred restructuring charges associated with the accelerated vesting of stock awards.

In the first quarter of 2015, we restructured our corporate office by eliminating certain positions, and incurred restructuring charges associated with severance and accelerated vesting of stock awards.

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “restructuring expenses” line item in our consolidated statement of operations:

	Three months ended June 30, 2016
	Severance	Contract Termination Costs	Equipment Moving Costs	Total
DynaEnergetics	$725	$16	$14	$755
Corporate	74	—	—	74

Total	$799	$16	$14	$829

	Three months ended June 30, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$(42)	$—	$29	$517	$—	$504
DynaEnergetics	99	3	244	198	68	612
Corporate	—	—	—	—	—	—

Total	$57	$3	$273	$715	$68	$1,116

	Six months ended June 30, 2016
	Severance	Contract Termination Costs	Equipment Moving Costs	Total
DynaEnergetics	$725	$16	$14	$755
Corporate	74	—	—	74

Total	$799	$16	$14	$829

	Six months ended June 30, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$(3)	$—	$40	$517	$4	$558
DynaEnergetics	245	205	244	230	70	994
Corporate	1,560	—	—	—	—	1,560

Total	$1,802	$205	$284	$747	$74	$3,112
During the six months ended June 30, 2016, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2015	Expense (1)	Payments	Currency and Other Adjustments	June 30, 2016
Severance	$452	$725	$(352)	$(5)	$820
Contract termination costs	282	16	(111)	9	196
Equipment moving costs	—	14	(14)	—	—

Total	$734	$755	$(477)	$4	$1,016
(1) Severance expense excludes $74 of non-cash charges for accelerated vesting of stock awards.
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

On March 11, 2016, the Company filed an appeal with the U.S. Court of International Trade related to the Commerce Department’s scope ruling. In its financial statements for the year ended December 31, 2015, the Company recorded a $6.4 million reserve for AD/CVD duties and interest that the Company expects to pay if it is unsuccessful in its appeal. For the six months ended June 30, 2016, the Company recorded $80 of interest on its reserve for AD/CVD duties.

The Company will incur legal defense costs and could also be subject to additional interest and penalties. Accruals for potential penalties are not reflected in our financial statements as of June 30, 2016 as they are neither probable nor estimable at this time.

11.    SUBSEQUENT EVENTS

In July 2016, DynaEnergetics purchased a new manufacturing facility in Liebenscheid, Germany for $2,188 and will relocate perforating gun manufacturing operations from its current leased facility in Troisdorf, Germany during the third quarter of 2016. Additionally, on July 15, 2016, DynaEnergetics consolidated its North American administrative office to Houston, Texas from Austin, Texas. During the second half of 2016, DynaEnergetics will incur restructuring expenses of approximately $750 related to the completion of these activities.

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

Overview

Dynamic Materials Corporation ("DMC") operates a diversified family of technical product and process businesses serving the energy, industrial and infrastructure markets. Our businesses operate globally through an international network of manufacturing, distribution and sales facilities. Our business is organized into two segments: NobelClad and DynaEnergetics.

NobelClad

NobelClad manufactures clad metal plates and transition joints, which are made from clad plates, for sale to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries. While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. Our NobelClad backlog decreased to $34,479 at June 30, 2016 from $41,832 at December 31, 2015.

The largest component of NobelClad's cost of products sold is the cost of metals and alloys used to manufacture clad metal plates. Because NobelClad's metal products are primarily produced for custom projects and conform to requirements set forth in customers’ purchase orders, it holds a limited metal inventory and purchases its raw materials based on contract specifications. Under most contracts, any raw material price increases are passed on to NobelClad’s customers. In a declining price market for metals, NobelClad experiences corresponding declines in revenue.

DynaEnergetics
DynaEnergetics manufactures shaped charges, detonators and detonating cord, perforating guns, and bidirectional boosters for sale to customers that perform the perforation of oil and gas wells and to customers involved in oil and gas exploration activities.

These products are sold to large, mid-sized, and small oilfield service companies in the U.S., Europe, Canada, South America, Africa, the Middle East, and Asia. DynaEnergetics also sells directly to end-users. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Exploration activity over the last several years has led to increasingly complex well completion operations, which in turn, has increased the demand for high quality and technically advanced perforating products.

Cost of products sold for DynaEnergetics includes the cost of metals , explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

During the six months ended June 30, 2016, the following factors most affected our performance

•
DynaEnergetics experienced a further decline in customer activity, unfavorable product mix, and severe pricing pressure in the oil and gas well-completions sector, which is the segment's primary end market.

•
NobelClad completed shipments of specialized plates for a large semiconductor capital equipment project in East Asia, and expects to complete shipments on a large project in the food and agricultural inputs industry in the third quarter.

•	Restructuring expenses of $829 were recorded primarily related to severance for headcount reductions in Troisdorf, Germany and Austin, Texas in the DynaEnergetics segment.

•	Selling, general, and administrative expenses of $8.9 million for the second quarter were reduced from $10.5 million in the second quarter last year.

•	Net debt was reduced 34% to $14.1 million from $21.2 million at December 31, 2015.

•	The Company continued its investments in R&D, as well as technology, product and market development initiatives.

Consolidated Results of Operations

Three months ended June 30, 2016 compared with three months ended June 30, 2015

	Three months ended June 30,
	2016	2015	$ change	% change
Net sales	$41,317	$44,741	$(3,424)	(8)%
Gross profit	9,908	12,585	(2,677)	(21)%
Gross profit margin	24.0%	28.1%
COSTS AND EXPENSES:
General and administrative expenses	4,389	5,561	(1,172)	(21)%
% of net sales	10.6%	12.4%
Selling and distribution expenses	4,497	4,958	(461)	(9)%
% of net sales	10.9%	11.1%
Amortization of purchased intangible assets	1,015	1,013	2	—%
% of net sales	2.5%	2.3%
Restructuring charges	829	1,116	(287)	(26)%
Operating loss	(822)	(63)	(759)	1,205%
Other income (expense), net	304	40	264	660%
Interest income (expense), net	(396)	(262)	(134)	51%
Loss before income taxes	(914)	(285)	(629)	221%
Income tax provision (benefit)	(148)	1,034	(1,182)	(114)%
Net loss	(766)	(1,319)	553	(42)%
Adjusted EBITDA	$3,307	$4,411	$(1,104)	(25)%

Net sales The decrease compared with 2015 was due to a 36% decrease in DynaEnergetics partially offset by a 23% increase in NobelClad. DynaEnergetics continued to experience deteriorating demand in its end markets while NobelClad results were favorably impacted by the shipment of a large project related to specialized explosion clad plates to be used in the fabrication of equipment for a semiconductor material production facility in East Asia.

Gross profit The decrease in gross profit and gross profit margin compared with 2015 was due to unfavorable price and product mix in DynaEnergetics partially offset by improved margins in NobelClad from favorable project mix, including the semiconductor-related project mentioned above.

General and administrative expenses The decrease compared with 2015 primarily was due to lower salaries and benefits as a result headcount reductions, a decline in stock-based compensation, and lower spending on outside services.

Selling and distribution expenses The decrease compared with 2015 principally was due to lower bad debt expense, a decrease in outside sales agent commissions and the impact of closing multiple distribution centers in DynaEnergetics as part of its previously announced restructuring programs.

Restructuring charges For the three months ended June 30, 2016 the components of restructuring charges were as follows:

	Severance and benefits	Contract termination	Equipment moving and other exit costs	Total
DynaEnergetics restructuring	$725	$16	$14	$755
Corporate restructuring	74	—	—	74
Total restructuring charges	$799	$16	$14	$829

DynaEnergetics restructuring relates to severance for headcount reductions in Troisdorf, Germany and Austin, Texas. Corporate restructuring relates to the accelerated vesting of stock awards in connection with the elimination of certain positions within DynaEnergetics.

For the three months ended June 30, 2015 the components of restructuring charges were as follows:

	Severance and benefits	Asset impairments	Contract termination	Equipment moving and other exit costs	Total
NobelClad restructuring	$(42)	$—	$29	$517	$504
DynaEnergetics restructuring	99	3	244	266	612
Total restructuring charges	$57	$3	$273	$783	$1,116

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

Operating loss The increase compared with 2015 was due to a decrease in DynaEnergetics operating income partially offset by higher operating income at NobelClad and lower corporate unallocated and stock-based compensation expenses. Corporate unallocated and stock-based compensation expenses are not allocated to our business segments.

Other income (expense), net The increase compared with 2015 primarily was due to an increase in unrealized foreign currency gains. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net The increase compared with 2015 was due to interest on the accrued anti-dumping duties within the DynaEnergetics segment.

Income tax provision (benefit) We recorded an income tax benefit of $148 for the second quarter of 2016 compared with income tax expense of $1,034 for the second quarter of 2015. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against our deferred tax assets in those jurisdictions.

Net loss As a result of the factors discussed above, net loss for three months ended June 30, 2016 was $766, or $0.05 per diluted share, compared with a net loss of $1,319, or $0.10 per diluted share, for the same period in 2015.

Adjusted EBITDA The decrease compared with 2015 primarily was due to a larger operating loss compared to 2015 as well as a tax benefit in the current period compared with a tax provision in 2015.

Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) measure that we believe provides an important indicator of our ongoing operating performance. We define EBITDA as net income plus or minus net interest, taxes, depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation, restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance (as further described in the following financial schedules).

EBITDA and Adjusted EBITDA, as well as income measures that exclude restructuring expenses (ex-items), are non-GAAP financial measures. Management uses these non-GAAP measures in its operational and financial decision-making, believing that it is useful to eliminate certain items in order to focus on what it deems to be a more reliable indicator of ongoing operating performance. As a result, internal management reports used during monthly operating reviews feature Adjusted EBITDA and certain management incentive awards are based, in part, on the amount of Adjusted EBITDA achieved during the year.

The presence of non-GAAP financial measures in this report is not intended to be considered in isolation or as a substitute for, or superior to, DMC’s GAAP information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness and may be unique to DMC, should not be considered as a supplement to DMC’s GAAP financial measures and do not reflect any positive or negative trends in DMC’s performance. Because not all companies use identical calculations, DMC’s presentation of non-GAAP financial measures may not be comparable to other similarly titled measures of other companies.

The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Three months ended June 30,
	2016	2015
Net loss	$(766)	$(1,319)
Interest expense	397	263
Interest income	(1)	(1)
Provision for income taxes	(148)	1,034
Depreciation	1,750	1,498
Amortization of purchased intangible assets	1,015	1,013
EBITDA	2,247	2,488
Restructuring charges	829	1,116
Stock-based compensation	535	847
Other (income) expense, net	(304)	(40)
Adjusted EBITDA	$3,307	$4,411

Six months ended June 30, 2016 compared with six months ended June 30, 2015

	Six months ended June 30,
	2016	2015	$ change	% change
Net sales	$81,849	$85,560	$(3,711)	(4)%
Gross profit	20,293	23,288	(2,995)	(13)%
Gross profit margin	24.8%	27.2%
COSTS AND EXPENSES:
General and administrative expenses	9,837	11,599	(1,762)	(15)%
% of net sales	12.0%	13.6%
Selling and distribution expenses	8,520	9,836	(1,316)	(13)%
% of net sales	10.4%	11.5%
Amortization of purchased intangible assets	2,014	2,030	(16)	(1)%
% of net sales	2.5%	2.4%
Restructuring charges	829	3,112	(2,283)	(73)%
Operating loss	(907)	(3,289)	2,382	(72)%
Other income (expense), net	336	1,164	(828)	(71)%
Interest income (expense), net	(559)	(441)	(118)	27%
Loss before income taxes	(1,130)	(2,566)	1,436	(56)%
Income tax provision	49	1,130	(1,081)	(96)%
Net loss	(1,179)	(3,696)	2,517	(68)%
Adjusted EBITDA	$6,321	$6,577	$(256)	(4)%

Net sales The decrease compared with 2015 was due to a 24% decrease in DynaEnergetics partially offset by a 13% increase in NobelClad. The decline in DynaEnergetics was due to deteriorating demand in the oil and gas well-completions sector while the increase in NobelClad primarily was due to shipment of the semiconductor-related project in Q2 2016.

Gross profit The decrease in gross profit and gross profit margin compared with 2015 primarily was due to unfavorable price and product mix in DynaEnergetics and a 10% increase in the proportion of sales in NobelClad relative to DynaEnergetics.

General and administrative expenses The decrease compared with 2015 primarily was due to a reduction in salaries and benefits from lower headcount during the period, lower stock-based compensation and a decrease in spending on outside services. The first half of 2015 also included incremental audit and legal expenses of $450 associated with the restatement of previously-issued financial statements included in our 2014 Form 10-K.

Selling and distribution expenses The decrease compared with 2015 principally was due to lower salaries and benefits, a decrease in outside sales agent commissions, and outside service costs.

Restructuring charges For the six months ended June 30, 2016 the components of restructuring charges were as follows:

	Severance and benefits	Contract termination	Equipment moving and other exit costs	Total
DynaEnergetics restructuring	$725	$16	$14	$755
Corporate restructuring	74	—	—	74
Total restructuring charges	$799	$16	$14	$829

DynaEnergetics restructuring relates to severance for headcount reductions in Troisdorf, Germany and Austin, Texas. Corporate restructuring relates to the accelerated vesting of stock awards in connection with to the elimination of certain positions within DynaEnergetics.

For the six months ended June 30, 2015 the components of restructuring charges were as follows:

	Severance and benefits	Asset impairments	Contract termination	Equipment moving and other exit costs	Total
NobelClad restructuring	$(3)	$—	$40	$521	$558
DynaEnergetics restructuring	245	205	244	300	994
Corporate restructuring	1,560	—	—	—	1,560
Total restructuring charges	$1,802	$205	$284	$821	$3,112

NobelClad's restructuring relates to shifting of the majority of clad metal plate production from facilities in Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

DynaEnergetics' restructuring relates to the consolidation of perforating gun manufacturing centers, the closure of distribution centers, and the reduction of administrative workforce at its corporate offices in Troisdorf, Germany.

Corporate restructuring relates to severance payments and the accelerated vesting of stock awards associated with the elimination of certain positions in our corporate office.

Operating income The decrease compared with 2015 was due to a decline in DynaEnergetics' operating income partially offset by lower corporate unallocated and stock-based compensation expenses and a increase in NobelClad's operating income. Corporate unallocated and stock-based compensation expenses are not allocated to our business segments.

Other income (expense), net The decrease compared with 2015 primarily was due to an increase in realized foreign currency losses in 2016. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net The increase compared with 2015 was due to interest expense recorded on the accrued anti-dumping duties within the DynaEnergetics segment.

Income tax provision We recorded income tax expense of $49 for the six months ended June 30, 2016 compared with income tax expense of $1,130 for the six months ended June 30, 2015. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against our deferred tax assets in those jurisdictions.

Net loss As a result of the factors discussed above, net loss for six months ended June 30, 2016 was $1,179, or $0.08 per diluted share, compared with a net loss of $3,696, or $0.27 per diluted share, for the same period in 2015.

Adjusted EBITDA The decrease compared with 2015 primarily was due to lower income tax provision and restructuring charges partially offset by a smaller net loss compared to 2015,

See explanation of the use of Adjusted EBITDA under the comparison of the three months ended June 30, 2016 with the same period of 2015. The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Six months ended June 30,
	2016	2015
Net loss	$(1,179)	$(3,696)
Interest expense	561	445
Interest income	(2)	(4)
Provision for income taxes	49	1,130
Depreciation	3,264	3,153
Amortization of purchased intangible assets	2,014	2,030
EBITDA	4,707	3,058
Restructuring charges	829	3,112
Stock-based compensation	1,121	1,571
Other (income) expense, net	(336)	(1,164)
Adjusted EBITDA	$6,321	$6,577

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. Segment operating income will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, including stock-based compensation, net other expense, net interest expense, and income tax provision.

NobelClad

Three months ended June 30, 2016 compared with three months ended June 30, 2015

	Three months ended June 30,
	2016	2015	$ change	% change
Net sales	$26,407	$21,449	$4,958	23%
Gross profit	6,648	3,980	2,668	67%
Gross profit margin	25.2%	18.6%
COSTS AND EXPENSES:
General and administrative expenses	863	1,086	(223)	(21%)
Selling and distribution expenses	1,559	1,309	250	19%
Amortization of purchased intangible assets	96	95	1	1%
Restructuring expenses	—	504	(504)	(100)%
Operating income	4,130	986	3,144	319%
Adjusted EBITDA	$5,192	$2,434	$2,758	113%

Net sales The increase compared with 2015 reflects the timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders. During the second quarter of 2016, NobelClad shipped a large order related to specialized explosion clad plates to be used in the fabrication of equipment for a semiconductor material production facility in East Asia.

Gross profit The increase in gross profit and gross profit margin compared with 2015 primarily was due to more favorable margins on its mix of projects in the second quarter of 2016 compared with the same period in 2015 and lower manufacturing overhead expenses driven by the consolidation of its European manufacturing facilities.

General and administrative expenses The decrease compared with 2015 primarily was attributable to lower outside services as well as lower salaries and wages.

Selling and distribution expenses The increase compared with 2015 primarily was attributable to higher outside sales agent commissions driven by an increase in net sales.

Restructuring expense Restructuring expenses in 2015 related to shifting the majority of clad metal plate production from facilities in Rivesaltes, France and Würgendorf, Germany to our manufacturing facility in Liebenscheid, Germany.

Operating income The increase in operating income was driven by higher gross profit from favorable project mix, lower general and administrative expenses, and no restructuring charges in 2016.

Adjusted EBITDA The increase compared with 2015 was due to a significant increase in operating income. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations." The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Three months ended June 30,
	2016	2015
Income from operations	$4,130	$986
Adjustments:
Restructuring	—	504
Depreciation	966	849
Amortization of purchased intangibles	96	95
Adjusted EBITDA	$5,192	$2,434

Six months ended June 30, 2016 compared with six months ended June 30, 2015

	Six months ended June 30,
	2016	2015	$ change	% change
Net sales	$51,459	$45,393	$6,066	13%
Gross profit	10,616	8,529	2,087	24%
Gross profit margin	20.6%	18.8%
COSTS AND EXPENSES:
General and administrative expenses	1,848	2,336	(488)	(21%)
Selling and distribution expenses	2,938	2,637	301	11%
Amortization of purchased intangible assets	191	191	—	—%
Restructuring expenses	—	558	(558)	(100)%
Operating income	5,639	2,807	2,832	101%
Adjusted EBITDA	$7,633	$5,466	$2,167	40%

Net sales The increase compared with 2015 reflects the timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders. During the second quarter of 2016, NobelClad shipped the semiconductor-related project discussed previously.

Gross profit The increase in gross profit and gross profit margin compared with 2015 primarily was due to more favorable margins on its mix of projects during the six months ended June 30, 2016 compared with the same period in 2015. Gross profit also benefited from lower manufacturing overhead expenses from the consolidation of European manufacturing facilities.

General and administrative expenses The decrease compared with 2015 primarily was attributable to lower salaries and wages and outside service costs.

Selling and distribution expenses The increase compared with 2015 primarily was due to higher outside sales agent commissions.

Restructuring expense Restructuring expenses in 2015 related to shifting the majority of clad metal plate production from facilities in Rivesaltes, France and Würgendorf, Germany to our manufacturing facility in Liebenscheid, Germany.

Operating income The increase in operating income was driven by higher gross profit from favorable project mix, lower general and administrative expenses, and no restructuring charges in 2016.

Adjusted EBITDA The increased compared with 2015 was due to an increase in operating income and no restructuring expenses during the six months ended June 30, 2016. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations." The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Six months ended June 30,
	2016	2015
Income from operations	$5,639	$2,807
Adjustments:
Restructuring	—	558
Depreciation	1,803	1,910
Amortization of purchased intangibles	191	191
Adjusted EBITDA	$7,633	$5,466

DynaEnergetics

Three months ended June 30, 2016 compared with three months ended June 30, 2015

	Three months ended June 30,
	2016	2015	$ change	% change
Net sales	$14,910	$23,292	$(8,382)	(36)%
Gross profit	3,323	8,681	(5,358)	(62)%
Gross profit margin	22.3%	37.3%
COSTS AND EXPENSES:
General and administrative expenses	1,709	2,349	(640)	(27%)
Selling and distribution expenses	2,841	3,554	(713)	(20)%
Amortization of purchased intangible assets	919	918	1	—%
Restructuring expenses	755	612	143	23%
Operating income (loss)	(2,901)	1,247	(4,148)	(333)%
Adjusted EBITDA	$(443)	$3,426	$(3,869)	(113)%

Net sales The decrease compared with 2015 primarily was due to continued deterioration in demand in DynaEnergetics' end markets.

Gross profit The decrease in gross profit and gross profit margin compared with 2015 was due to unfavorable product mix combined with lower pricing driven by ongoing reduction in oil and gas well completion activity.

General and administrative expenses The decrease compared with 2015 primarily was due to headcount reductions associated with our previously announced restructuring programs.

Selling and distribution expenses The decrease compared with 2015 was principally due to lower salaries and wages, including the impact of closing multiple distribution centers in 2015, combined with a decrease in outside sales agents' commission expense attributable to lower sales volume in territories in which DynaEnergetics does not have a captive sales force.

Restructuring expense DynaEnergetics' restructuring activity in 2016 relates to severance for headcount reductions in Troisdorf, Germany and Austin, Texas. Corporate restructuring relates to the accelerated vesting of stock awards in connection with the elimination of certain positions within DynaEnergetics. Restructuring activity in 2015 relates to the closure of a number of distribution centers in North America and Colombia and the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta.

Operating income (loss) DynaEnergetics recorded an operating loss compared with operating income in 2015 primarily due to significantly lower sales volume and gross profit margin partially offset by lower general and administrative and selling and distribution expenses.

Adjusted EBITDA The decrease compared with 2015 is primarily due to a current period operating loss compared to operating income for the same period in prior year. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations." The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Three months ended June 30,
	2016	2015
Income (loss) from operations	$(2,901)	$1,247
Adjustments:
Restructuring	755	612
Depreciation	784	649
Amortization of purchased intangibles	919	918
Adjusted EBITDA	$(443)	$3,426

Six months ended June 30, 2016 compared with six months ended June 30, 2015

	Six months ended June 30,
	2016	2015	$ change	% change
Net sales	$30,390	$40,167	$(9,777)	(24)%
Gross profit	9,787	14,883	(5,096)	(34)%
Gross profit margin	32.2%	37.1%
COSTS AND EXPENSES:
General and administrative expenses	3,771	4,564	(793)	(17%)
Selling and distribution expenses	5,419	7,033	(1,614)	(23)%
Amortization of purchased intangible assets	1,823	1,839	(16)	(1)%
Restructuring expenses	755	994	(239)	(24)%
Operating income (loss)	(1,981)	453	(2,434)	(537)%
Adjusted EBITDA	$2,058	$4,529	$(2,471)	(55)%

Net sales The decrease compared with 2015 primarily was due to deteriorating demand in DynaEnergetics' end markets.

Gross profit The decrease in gross profit and gross profit margin compared with 2015 primarily was due to unfavorable product mix combined with pricing pressure driven by ongoing reduction in oil and gas well completion activity.

General and administrative expenses The decrease compared with 2015 primarily was due to headcount reductions associated with our previously announced restructuring programs.

Selling and distribution expenses The decrease compared with 2015 was principally due to lower salaries and wages including the impact of closing multiple distribution centers in 2015 combined with a decrease in outside sales agents commission expense.

Restructuring expense DynaEnergetics restructuring in 2016 relates to severance for headcount reductions in Troisdorf, Germany and Austin, Texas. Restructuring activity in 2015 relates to the closure of a number of distribution centers in North America and Colombia and the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta.

Operating income (loss) DynaEnergetics recorded an operating loss compared with operating income in 2015 primarily due to significantly lower sales volume and gross profit margin partially offset by lower general and administrative and selling and distribution expenses.

Adjusted EBITDA The decrease compared with 2015 is primarily due to lower operating income. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations." The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Six months ended June 30,
	2016	2015
Income (loss) from operations	$(1,981)	$453
Adjustments:
Restructuring	755	994
Depreciation	1,461	1,243
Amortization of purchased intangibles	1,823	1,839
Adjusted EBITDA	$2,058	$4,529

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, various long-term debt arrangements, and the issuance of common stock.  We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt interest service, dividend payments, and capital expenditure requirements of our current business operations for the foreseeable future.  Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted.  Additionally, continued challenging conditions in our core energy markets could impact our ability to meet cash requirements through operating activities. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements.

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

As of June 30, 2016, U.S. dollar revolving loans of $23,500 were outstanding under our credit facility.  While we had approximately $51,500 of available revolving credit loan capacity as of June 30, 2016 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are two significant financial covenants under our credit facility, the leverage ratio and debt service coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the six months ended June 30, 2016 and the year ended December 31, 2015, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  Under our credit facility, the maximum leverage ratio permitted by our credit facility is 3.75 to 1.0. The actual leverage ratio for the trailing twelve months ended June 30, 2016 was 1.88 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and capital expenditures to Debt Service Charges.  Consolidated EBITDA is defined above and Debt Service Charges equals the sum of cash interest expense and scheduled principal payments of Consolidated

Funded Indebtedness.  Under our credit facility, the minimum debt service coverage ratio permitted by our credit facility is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2016 was 8.20 to 1.0.

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of June 30, 2016, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance decreased to $23,500 at June 30, 2016 from $27,500 at December 31, 2015. Our other contractual obligations and commitments have not materially changed since December 31, 2015.

Cash flows from operating activities

Net cash provided by operating activities was $8,442 for the six months ended June 30, 2016. This compares to net cash used in operating activities of $4,717 for the same period in 2015. The year-over-year increase in operating cash flows of $13,159 was primarily driven by a $13,216 decrease in net working capital. We experienced favorable net working capital changes of $2,950 in the six months ended June 30, 2016 compared with unfavorable changes in net in working capital of $10,266 in the same period of 2015. Favorable changes in our first half 2016 working capital included a $7,120 decrease in accounts receivable due to lower sales and the timing of collections, a $2,717 increase in customer advances related to customer prepayments in NobelClad, and a $2,300 reduction in inventory. These favorable changes in working capital were partially offset by a $5,901 decrease in accounts payable from a decline in purchases and a $3,454 increase in prepaid expenses.

 Net cash used in operating activities was $4,717 for the six months ended June 30, 2015. We experienced unfavorable net working capital changes of $10,266 in the 2015 period, including an increase in inventories, receivables, and prepaid expenses of $4,755, $1,272, and $1,261, respectively, and a decrease of $2,184 in customer advances. These unfavorable changes partially were offset by an increase in accounts payable of $2,454. The increase in net working capital was driven by a ramp up of inventory associated with a new product introduction in DynaEnergetics, cash payments related to restructuring activities and a decrease in customer advances in NobelClad.

Cash flows from investing activities

Net cash flows used in investing activities for the six months ended June 30, 2016 were $1,160 and primarily consisted of capital expenditures.

Net cash flows used in investing activities for the six months ended June 30, 2015 totaled $2,496 and consisted almost entirely of capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the six months ended June 30, 2016 totaled $4,385, which included net repayments on bank lines of credit of $4,000 and payment of quarterly dividends of $571.

Net cash flows provided by financing activities for the six months ended June 30, 2015 totaled $9,333, which included net borrowings on bank lines of credit of $11,245, payment of quarterly dividends of $1,125, and payment of deferred debt issuance costs of $1,042.

Payment of Dividends

On May 11, 2016, our board of directors declared a quarterly cash dividend of $0.02 per share which was paid on July 15, 2016.  The dividend totaled $289 and was payable to shareholders of record as of June 30, 2016.  We also paid a quarterly cash dividend of $0.02 per share in the first quarter of 2016 and 0.04 per share in the first and second quarters of 2015.

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

ITEM 4.  Controls and Procedures

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, a material weakness in our controls over deferred income tax accounting was identified during the course of the 2014 external audit of the accounts and related controls. As a result of the significance of the accounting errors resulting from the deficient controls, we restated 2012 and 2013 financial statements included in our Form 10-K for the year ended December 31, 2014.

In 2015, we took steps to remediate the material weakness, including:

•	Hired a new Global Tax Director.

•	Engaged third-party tax advisors to assist with designing and implementing processes and procedures to compile, reconcile and review income tax accounts.

•	Provided income tax training and development to tax personnel.

Although we implemented new processes and procedures in 2015, we concluded that the material weakness was not remediated as of December 31, 2015 as the existing controls were not in place for an adequate period of time to ensure proper operation and additional controls are required to be implemented for our income tax accounting. During the remainder of 2016, the Company will continue the internal control process and documentation improvements and testing related to deferred income tax and related income tax expense accounts in order to conclude on the remediation efforts.

The remediation efforts are subject to ongoing senior management review, as well as Audit Committee oversight. Although we plan to complete this remediation process as quickly as possible, we cannot at this time estimate how long it will take and our initiatives may not prove to be successful in remediating this material weakness. Management believes the already implemented actions, along with any additional controls will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of our internal controls.

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

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, which includes the material weakness identified at December 31, 2014 and not remediated as of December 31, 2015 as discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  There have been no other changes in our internal controls during the quarter ended June 30, 2016 or in other factors that could materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.

Exhibits

10.1    Dynamic Materials Corporation 2006 Stock Incentive Plan (Approved by stockholders on September 21, 2006), as amended by Amendment No. 1 dated March 11, 2013 (Effective upon May 23, 2013 stockholder approval) and Amendment No. 2 (Effective upon May 12, 2016 stockholder approval)

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	July 28, 2016	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)