Form 10-Q
period 2016-09-30
DYNAMIC MATERIALS CORP
filed 2016-10-27
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

The number of shares of Common Stock outstanding was 14,482,261 as of October 27, 2016.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding our expected financial position and operating results, our business strategy, our financing plans, our liquidity position and factors impacting such position, and the outcome of any pending litigation or contingencies. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2015 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,451	$6,291
Accounts receivable, net of allowance for doubtful accounts of $1,185 and $974, respectively	25,970	35,798
Inventory, net	32,866	35,449
Prepaid expenses and other	6,597	8,916

Total current assets	72,884	86,454

PROPERTY, PLANT AND EQUIPMENT	112,758	106,523
Less - accumulated depreciation	(53,752)	(48,524)

Property, plant and equipment, net	59,006	57,999

GOODWILL, net	17,417	17,190

PURCHASED INTANGIBLE ASSETS, net	17,521	20,418

OTHER ASSETS, net	107	131

TOTAL ASSETS	$166,935	$182,192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2016	2015
	(unaudited)	(as adjusted)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$11,785	$14,624
Accrued expenses	5,336	3,972
Accrued anti-dumping duties	6,502	6,374
Dividend payable	290	284
Accrued income taxes	419	2,783
Accrued employee compensation and benefits	3,043	2,465
Customer advances	2,589	2,396

Total current liabilities	29,964	32,898

LINES OF CREDIT	14,699	26,826

DEFERRED TAX LIABILITIES	1,556	2,119

OTHER LONG-TERM LIABILITIES	2,036	1,928

Total liabilities	48,255	63,771

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,484,639 and 14,212,115 shares outstanding, respectively	724	711
Additional paid-in capital	72,258	70,408
Retained earnings	82,589	87,767
Other cumulative comprehensive loss	(36,866)	(40,465)
Treasury stock, at cost; 2,378 and 0 shares, respectively	(25)	—

Total stockholders’ equity	118,680	118,421

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$166,935	$182,192

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
NET SALES	$36,553	$39,508	$118,402	$125,068
COST OF PRODUCTS SOLD	28,096	29,219	89,652	91,491
Gross profit	8,457	10,289	28,750	33,577
COSTS AND EXPENSES:
General and administrative expenses	5,685	5,071	15,522	16,670
Selling and distribution expenses	3,832	4,867	12,352	14,703
Amortization of purchased intangible assets	1,009	1,007	3,023	3,037
Restructuring expenses	373	285	1,202	3,397
Total costs and expenses	10,899	11,230	32,099	37,807
OPERATING LOSS	(2,442)	(941)	(3,349)	(4,230)
OTHER INCOME (EXPENSE):
Other income (expense), net	(157)	(1,463)	178	(299)
Interest expense	(265)	(255)	(826)	(700)
Interest income	—	—	2	4
LOSS BEFORE INCOME TAXES	(2,864)	(2,659)	(3,995)	(5,225)
INCOME TAX PROVISION	272	1,574	321	2,704
NET LOSS	$(3,136)	$(4,233)	$(4,316)	$(7,929)

LOSS PER SHARE
Basic	$(0.22)	$(0.30)	$(0.31)	$(0.57)
Diluted	$(0.22)	$(0.30)	$(0.31)	$(0.57)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,195,921	13,932,033	14,105,594	13,916,236
Diluted	14,195,921	13,932,033	14,105,594	13,916,236

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.04	$0.06	$0.12

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net loss	$(3,136)	$(4,233)	$(4,316)	$(7,929)

Change in cumulative foreign currency translation adjustment	852	(1,453)	3,599	(9,676)

Total comprehensive loss	$(2,284)	$(5,686)	$(717)	$(17,605)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2015	14,212,115	$711	$70,408	$87,767	$(40,465)	—	$—	$118,421
Net loss	—	—	—	(4,316)	—	—	—	(4,316)
Change in cumulative foreign currency translation adjustment	—	—	—	—	3,599	—	—	3,599
Shares issued in connection with stock compensation plans	272,524	13	177	—	—	—	—	190
Stock-based compensation	—	—	1,673	—	—	—	—	1,673
Dividends declared	—	—	—	(862)	—	—	—	(862)
Treasury stock purchases	—	$—				(2,378)	$(25)	$(25)
Balances, September 30, 2016	14,484,639	$724	$72,258	$82,589	$(36,866)	(2,378)	$(25)	$118,680

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DYNAMIC MATERIALS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016 AND 2015
(Amounts in Thousands)
(unaudited)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,316)	$(7,929)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation (including capital lease amortization)	5,024	4,696
Amortization of purchased intangible assets	3,023	3,037
Amortization of deferred debt issuance costs	123	189
Stock-based compensation	1,599	2,223
Excess tax benefit from stock-based compensation	—	(72)
Deferred income tax provision (benefit)	(563)	1,924
Gain on disposal of property, plant and equipment	35	59
Restructuring charges	1,202	3,397
Accrued anti-dumping duties	128	—
Change in:
Accounts receivable, net	10,480	(220)
Inventory, net	3,400	(3,908)
Prepaid expenses and other	(347)	(1,523)
Accounts payable	(3,166)	(3,742)
Customer advances	180	(1,271)
Accrued expenses and other liabilities	1,037	(3,274)
Net cash provided by (used in) operating activities	17,839	(6,414)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(4,070)	(4,812)
Proceeds on sale of property, plant and equipment	31	—
Change in other non-current assets	31	122
Net cash used in investing activities	(4,008)	(4,690)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	(12,250)	13,446
Payment on capital lease obligations	(3)	(4)
Payment of dividends	(861)	(1,692)
Payment of deferred debt issuance costs	—	(1,042)
Net proceeds from issuance of common stock to employees and directors	190	185
Treasury stock purchases	(21)	—
Excess tax benefit from stock-based compensation	—	72
Net cash provided by (used in) financing activities	(12,945)	10,965

EFFECTS OF EXCHANGE RATES ON CASH	274	(687)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,160	(826)
CASH AND CASH EQUIVALENTS, beginning of the period	6,291	9,400
CASH AND CASH EQUIVALENTS, end of the period	$7,451	$8,574

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

Tax audits are currently in progress for the years 2013 through 2015 in the U.S. and 2011 through 2014 in Germany. Our tax provisions reflect our best estimate of state, local, federal, and foreign taxes. However, the outcome of tax audits  cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Computation and reconciliation of earnings per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net loss	$(3,136)	$(4,233)	$(4,316)	$(7,929)
Less income allocated to RSAs	—	—	—	—
Net loss allocated to common stock for EPS calculation	$(3,136)	$(4,233)	$(4,316)	$(7,929)

Denominator:
Weighted average common shares outstanding - basic	14,195,921	13,932,033	14,105,594	13,916,236
Dilutive stock-based compensation plans	—	—	—	—
Weighted average common shares outstanding - diluted	14,195,921	13,932,033	14,105,594	13,916,236

Net income (loss) allocated to common stock for EPS calculation:
Basic	$(0.22)	$(0.30)	$(0.31)	$(0.57)
Diluted	$(0.22)	$(0.30)	$(0.31)	$(0.57)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and lines of credit approximate their fair value.

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") which requires that deferred tax liabilities and assets be classified as noncurrent in the statement of financial position based on an analysis of each taxpaying component within a jurisdiction. This ASU would have been effective for the Company December 1, 2017, however the Company elected to early adopt prospectively beginning with the year ended December 31, 2015, as is permitted under the standard.

In April 2015, the FASB issued an accounting standards update to revise the presentation of debt issuance costs. Under this pronouncement, entities will present debt issuance costs in their balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the deferred debt issuance costs will continue to be included in interest expense. The new accounting guidance represents a change in accounting principle and was required to be adopted retrospectively in fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Accordingly, the Company applied the guidance and reclassified the prior period amount of $674 of debt issuance costs from other assets, net to lines of credit in the balance sheet as of December 31, 2015. Because the application of this guidance affects classification only, such reclassifications did not have a material effect on the Company’s consolidated financial position or results of operations.

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

In July 2015, the FASB issued an accounting standards update to simplify the measurement of inventory and to change the measurement from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016. We currently do not expect that the adoption of this standard will have a material impact on the Company’s financial position or results of operations.

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

3.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or market value. Cost elements included in inventory are material, labor, subcontract costs, and manufacturing overhead. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine reserve amounts, we regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Inventories consist of the following at September 30, 2016 and December 31, 2015 and include reserves of $3,830 and $3,682, respectively:

	September 30, 2016	December 31, 2015
Raw materials	$14,395	$14,513
Work-in-process	6,482	8,112
Finished goods	11,645	12,320
Supplies	344	504

	$32,866	$35,449

4.      GOODWILL

All of the goodwill is recorded within our NobelClad segment. The changes to the carrying amount of goodwill during the period are summarized below:

Goodwill balance at December 31, 2015	$17,190
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(229)
Adjustment due to exchange rate differences	456

Goodwill balance at September 30, 2016	$17,417

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2016:

	Gross	Accumulated Amortization	Net
Core technology	$18,874	$(8,459)	$10,415
Customer relationships	37,559	(30,615)	6,944
Trademarks / Trade names	2,025	(1,863)	162

Total intangible assets	$58,458	$(40,937)	$17,521

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2015:

	Gross	Accumulated Amortization	Net
Core technology	$18,524	$(7,528)	$10,996
Customer relationships	36,830	(27,701)	9,129
Trademarks / Trade names	1,988	(1,695)	293

Total intangible assets	$57,342	$(36,924)	$20,418

The change in the gross value of our purchased intangible assets from December 31, 2015 to September 30, 2016 was due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics reporting unit. After the goodwill was written off at December 31, 2015, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of September 30, 2016 and December 31, 2015, customer advances totaled $2,589 and $2,396, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
		(as adjusted)
Syndicated credit agreement:
U.S. Dollar revolving loan	$15,250	$27,500
Euro revolving loan	—	—

Long-term lines of credit	15,250	27,500
Less: debt issuance costs	551	674
Lines of credit	$14,699	$26,826

Syndicated Credit Agreement

We have a five-year $75,000 syndicated credit agreement (“credit facility”), which allows for revolving loans of $65,000 in US dollars and $10,000 in alternate currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €1,694 is available after considering outstanding letters of credit.

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

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of September 30, 2016, we were in compliance with all financial covenants and other provisions of our debt agreements.

8.      BUSINESS SEGMENTS

Our business is organized into two segments:  NobelClad and DynaEnergetics. NobelClad's revenues are generated principally from cladding two dissimilar metals together using an explosion-welding process to form plates or transition joints. The clad plates and transition joints are sold to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation and industrial refrigeration. DynaEnergetics manufactures shaped charges, detonators and detonating cord, perforating guns, and bidirectional boosters for sale to customers that perform the perforation of oil and gas wells and to customers involved in oil and gas exploration and development activities.

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
Segment information is presented for the three and nine months ended September 30, 2016 and 2015 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net sales:
NobelClad	$16,915	$21,306	$68,374	$66,699
DynaEnergetics	19,638	18,202	50,028	58,369

Consolidated net sales	$36,553	$39,508	$118,402	$125,068

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating income (loss)
NobelClad	$701	$1,672	$6,340	$4,479
DynaEnergetics	(977)	(655)	(2,959)	(201)

Segment operating income (loss)	(276)	1,017	3,381	4,278

Unallocated corporate expenses	(1,614)	(1,305)	(5,057)	(5,771)
Stock-based compensation	(552)	(653)	(1,673)	(2,737)
Other income (expense)	(157)	(1,463)	178	(299)
Interest expense	(265)	(255)	(826)	(700)
Interest income	—	—	2	4

Loss before income taxes	$(2,864)	$(2,659)	$(3,995)	$(5,225)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Depreciation and amortization:
NobelClad	$1,006	$1,013	$3,000	$3,116
DynaEnergetics	1,763	1,537	5,047	4,617

Segment depreciation and amortization	$2,769	$2,550	$8,047	$7,733

During the three and nine months ended September 30, 2016 and 2015, no one customer accounted for more than 10% of total net sales.

9.      RESTRUCTURING

During 2016 and 2015, we executed several programs to enhance operating efficiencies across our businesses, including closing distribution and production centers, consolidating manufacturing to more cost-effective locations, and reducing corporate headcount.

NobelClad Restructuring
Beginning in 2014 and continuing into 2015, NobelClad shifted the majority of clad metal plate production in Europe from facilities in Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

DynaEnergetics Restructuring
In the second quarter of 2016, DynaEnergetics reduced headcount in Troisdorf, Germany and Austin, Texas. During the third quarter of 2016, we incurred additional expenses to consolidate administrative offices to Houston, Texas. Additionally, we had a favorable adjustment for previously accrued severance amounts and equipment write-offs after relocating perforating gun manufacturing operations from the previous leased facility in Troisdorf, Germany to the new facility in Liebenscheid, Germany.
In the first quarter of 2015, we launched several initiatives to enhance DynaEnergetics’ operational efficiencies and align its production and distribution resources with the anticipated demands of the market.  In January 2015, we closed two North American distribution centers. In February 2015, we announced the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta. North America perforating gun manufacturing was consolidated at DynaEnergetics' existing gun facility in Whitney, Texas. We also exited several other distribution centers in Texas and Colombia. Two centralized distribution centers replaced the distribution centers closed.
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

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “restructuring expenses” line item in our consolidated statement of operations:

	Three months ended September 30, 2016
	Severance	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$(41)	$370	$1	43	$373

Total	$(41)	$370	$1	$43	$373

	Three months ended September 30, 2015
	Severance	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$94	$—	$(46)	$—	$48
DynaEnergetics	—	97	73	67	237

Total	$94	$97	$27	$67	$285

	Nine months ended September 30, 2016
	Severance	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$684	$386	$15	43	$1,128
Corporate	74	—	—	—	74

Total	$758	$386	$15	$43	$1,202

	Nine months ended September 30, 2015
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$91	$—	$40	$471	$4	$606
DynaEnergetics	245	205	341	303	137	1,231
Corporate	1,560	—	—	—	—	1,560

Total	$1,896	$205	$381	$774	$141	$3,397
During the nine months ended September 30, 2016, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2015	Expense (1)	Payments	Currency and Other Adjustments	September 30, 2016
Severance	$452	$684	$(374)	$3	$765
Contract termination costs	282	386	(169)	5	504
Equipment moving costs	—	15	(14)	—	1
Other exit costs	—	43	—	—	43

Total	$734	$1,128	$(557)	$8	$1,313
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

Anti-dumping and Countervailing Duties

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

On March 11, 2016, the Company filed an appeal with the U.S. Court of International Trade related to the Commerce Department’s scope ruling. In its financial statements for the year ended December 31, 2015, the Company recorded a $6.4 million reserve for AD/CVD duties and interest that the Company expects to pay if it is unsuccessful in its appeal. For the nine months ended September 30, 2016, the Company recorded $128 of interest on its reserve for AD/CVD duties.

The Company will incur legal defense costs and could also be subject to additional interest and penalties. Accruals for potential penalties are not reflected in our financial statements as of September 30, 2016 as they are neither probable nor estimable at this time.

Patent and Trademark Infringement

On September 22, 2015, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, TX, filed a patent and trademark infringement action against DynaEnergetics US, Inc., (“DynaEnergetics”), a wholly owned subsidiary of DMC, in the United States District Court for the Eastern District of Texas (“District Court”) regarding alleged infringement of US Patent No. 9,080,431 granted on July 14, 2015 (“the ‘431 patent”) and a related US trademark for REACTIVE, alleging that DynaEnergetics’ US sales of DPEX® shaped charges infringe the ‘431 patent and the trademark. DynaEnergetics denies validity and infringement of the ‘431 patent and trademark and has vigorously defended against this lawsuit. Motions for summary judgment are due by December 2, 2016, and DynaEnergetics expects to file more than one summary judgment motion. On July 1, 2016, GeoDynamics filed a second patent infringement action against DynaEnergetics in District Court alleging infringement of US Patent No. 8,544,563 (“the ‘563 patent”), also based on DynaEnergetics’ US sales of DPEX™ shaped charges. DynaEnergetics denies validity and infringement of the ‘563 patent and plans to vigorously defend against this lawsuit. On September 20, 2016, DynaEnergetics instituted an Inter Parties Review (IPR) against the ‘563 patent at the U.S. Patent and Trademark Office (“USPTO”), requesting that the ’563 patent be declared invalid by the USPTO.

We do not believe that the ‘431 or ‘563 patents or infringement claims based on the patents are valid, and we do not believe it is probable that we will incur a material loss in this matter. However, if the District Court or a jury determines that the patents are valid and that DynaEnergetics has infringed them, it is reasonably possible that our financial statements could be materially affected. We are not able to provide a reasonable estimate of the range of loss, and we have not accrued for any such losses. Such an evaluation includes, among other things, a determination of the total number of infringing sales in the United States of the implicated systems; what a reasonable royalty, if any, might be under the circumstances; or, alternatively, the scope of damages and the relevant period for which damages would apply, if any.

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

NobelClad

NobelClad manufactures clad metal plates and transition joints, which are made from clad plates, for sale to customers that fabricate industrial equipment for various industries, including oil and gas, petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, power generation, industrial refrigeration, and similar industries. While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Generally speaking, we expect to fill most backlog orders within the following 12 months.  From experience, most firm purchase orders and commitments are realized. NobelClad's backlog decreased to $32,931 at September 30, 2016 from $41,832 at December 31, 2015.

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

These products are sold to large, mid-sized, and small oilfield service companies in the U.S., Europe, Canada, South America, Africa, the Middle East, Russia, and Asia. DynaEnergetics also sells directly to end-users. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Exploration activity over the last several years has led to increasingly complex well completion operations, which in turn, has increased the demand for high quality and technically advanced perforating products.

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

During the three and nine months ended September 30, 2016, the following factors most affected our financial performance:

•
NobelClad experienced a shipment delay associated with a large order, which negatively impacted revenue and gross profit for the third quarter. The year-to-date period was positively impacted by the shipment in the second quarter of specialized plates for a large semiconductor capital equipment project in East Asia.

•
DynaEnergetics' third quarter net sales improved from the prior year primarily due to the India project that shipped in the third quarter of 2016 versus shipping in the second quarter of 2015. Gross profit percentage for the quarter and year-to-date periods was impacted by continued pressure on selling prices from the prolonged downturn in the oil and gas well-completions sector, which is the segment's primary end market.

•	Restructuring expenses of $1,202 for the year-to-date period primarily related to severance for headcount reductions and lease termination costs in DynaEnergetics.

•	Selling, general, and administrative expenses of $27,874 for the year-to-date period compared favorably to $31,373 for the same period in 2015.

•	Net debt (lines of credit less cash and cash equivalents) of $7,248 decreased 65% from December 31, 2015.

•
The Company continued its investments in research and development, as well as technology, product and market development initiatives. DynaEnergetics' research and development spending was $814 and $2,718, respectively, for the three and nine months ended September 30, 2016 compared to $584 and $1,721, respectively, in the three and nine months ended September 30, 2015. Research and development expenses are included in costs of product sold line item in the consolidated statements of operations.

Consolidated Results of Operations

Three months ended September 30, 2016 compared with three months ended September 30, 2015

	Three months ended September 30,
	2016	2015	$ change	% change
Net sales	$36,553	$39,508	$(2,955)	(7)%
Gross profit	8,457	10,289	(1,832)	(18)%
Gross profit percentage	23.1%	26.0%
COSTS AND EXPENSES:
General and administrative expenses	5,685	5,071	614	12%
% of net sales	15.6%	12.8%
Selling and distribution expenses	3,832	4,867	(1,035)	(21)%
% of net sales	10.5%	12.3%
Amortization of purchased intangible assets	1,009	1,007	2	—%
% of net sales	2.8%	2.5%
Restructuring charges	373	285	88	31%
Operating loss	(2,442)	(941)	(1,501)	(160)%
Other income (expense), net	(157)	(1,463)	1,306	89%
Interest income (expense), net	(265)	(255)	(10)	(4)%
Loss before income taxes	(2,864)	(2,659)	(205)	8%
Income tax provision (benefit)	272	1,574	(1,302)	(83)%
Net loss	(3,136)	(4,233)	1,097	26%
Adjusted EBITDA	$1,178	$2,546	$(1,368)	(54)%

Net sales The decrease compared with 2015 was due to a 21% decrease in NobelClad primarily due to delays at a subcontractor that pushed the shipment of a large project in the agricultural sector out of the third quarter of 2016. This partially was offset by an 8% increase in DynaEnergetics driven by the annual India project that shipped in the third quarter of 2016 versus the second quarter last year. Unit sales of DynaEnergetics' intrinsically-safe DynaSelectTM initiator increased significantly year over year. However, the increases in DynaEnergetics partially were offset by a decline in unit selling prices across all major product lines as a result of the downturn in the oil and gas exploration and development sector.

Gross profit The decrease in gross profit and gross profit percentage compared with 2015 was due to unfavorable selling prices in DynaEnergetics combined with unfavorable project mix and warranty work in NobelClad.

General and administrative expenses The increase compared with 2015 primarily was due to higher outside legal fees related to regulatory and litigation matters and information technology ("IT") project costs partially offset by lower salaries and benefits as a result of headcount reductions and a decline in stock-based compensation.

Selling and distribution expenses The decrease compared with 2015 principally was due to lower bad debt expense, a decrease in outside sales agent commissions and the impact of closing multiple distribution centers in DynaEnergetics as part of its previously announced restructuring programs.

Restructuring charges For the three months ended September 30, 2016 the components of restructuring charges were as follows:

	Severance and benefits	Contract termination	Equipment moving and other exit costs	Total
DynaEnergetics restructuring	$(41)	$370	$44	$373
Total restructuring charges	$(41)	$370	$44	$373

DynaEnergetics restructuring includes severance adjustments related to headcount reductions announced in prior quarters, lease termination costs to exit administrative offices in Austin, Texas, and relocation of perforating gun manufacturing in Germany.

For the three months ended September 30, 2015 the components of restructuring charges were as follows:

	Severance and benefits	Contract termination	Equipment moving and other exit costs	Total
NobelClad restructuring	$94	$—	$(46)	$48
DynaEnergetics restructuring	—	97	140	237
Total restructuring charges	$94	$97	$94	$285

NobelClad's restructuring relates to shifting the majority of clad metal plate production in Europe from facilities in Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

DynaEnergetics' restructuring relates to the consolidation of perforating gun manufacturing centers and the closure of distribution centers in the Americas as well as the reduction of administrative workforce at the corporate offices in Troisdorf, Germany.

Operating loss The increase compared with 2015 was due to a decrease in NobelClad's operating income combined with a higher operating loss at DynaEnergetics and higher corporate unallocated expenses. Corporate unallocated and stock-based compensation expenses are not allocated to our business segments.

Other income (expense), net The decrease in expense compared with 2015 primarily was due to a decrease in unrealized foreign currency losses. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net The increase in expense compared with 2015 was due to interest on the accrued anti-dumping duties in the DynaEnergetics segment offset by lower interest on our line of credit.

Income tax provision We recorded income tax expense of $272 for the third quarter of 2016 compared with income tax expense of $1,574 for the third quarter of 2015. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against deferred tax assets in those jurisdictions.

Net loss As a result of the factors discussed above, net loss for the three months ended September 30, 2016 was $3,136, or $0.22 per diluted share, compared with a net loss of $4,233, or $0.30 per diluted share, for the same period in 2015.

Adjusted EBITDA The decrease compared with 2015 primarily was due to an increased operating loss.

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

The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Three months ended September 30,
	2016	2015
Net loss	$(3,136)	$(4,233)
Interest expense	265	255
Interest income	—	—
Provision for income taxes	272	1,574
Depreciation	1,760	1,543
Amortization of purchased intangible assets	1,009	1,007
EBITDA	170	146
Restructuring charges	373	285
Stock-based compensation	478	652
Other (income) expense, net	157	1,463
Adjusted EBITDA	$1,178	$2,546

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

	Nine months ended September 30,
	2016	2015	$ change	% change
Net sales	$118,402	$125,068	$(6,666)	(5)%
Gross profit	28,750	33,577	(4,827)	(14)%
Gross profit percentage	24.3%	26.8%
COSTS AND EXPENSES:
General and administrative expenses	15,522	16,670	(1,148)	(7)%
% of net sales	13.1%	13.3%
Selling and distribution expenses	12,352	14,703	(2,351)	(16)%
% of net sales	10.4%	11.8%
Amortization of purchased intangible assets	3,023	3,037	(14)	—%
% of net sales	2.6%	2.4%
Restructuring charges	1,202	3,397	(2,195)	(65)%
Operating loss	(3,349)	(4,230)	881	21%
Other income (expense), net	178	(299)	477	160%
Interest income (expense), net	(824)	(696)	(128)	(18)%
Loss before income taxes	(3,995)	(5,225)	1,230	(24)%
Income tax provision	321	2,704	(2,383)	(88)%
Net loss	(4,316)	(7,929)	3,613	46%
Adjusted EBITDA	$7,499	$9,123	$(1,624)	(18)%

Net sales The decrease compared with 2015 was due to a 14% decrease in DynaEnergetics partially offset by a 3% increase in NobelClad. The decline in DynaEnergetics was due to prolonged downturn in the oil and gas well-completions sector while the increase in NobelClad primarily related to a large project for the semiconductor capital equipment industry that shipped in the second quarter of 2016.

Gross profit The decrease in gross profit and gross profit percentage compared with 2015 primarily was due to unfavorable selling prices in DynaEnergetics and a lower proportion of sales in DynaEnergetics relative to NobelClad.

General and administrative expenses The decrease compared with 2015 primarily was due to lower salaries and benefits from reducing headcount during the period and lower stock-based compensation. General and administrative expenses for 2015 also included incremental audit and legal expenses of $450 associated with the restatement of previously-issued financial statements included in our 2014 Form 10-K.

Selling and distribution expenses The decrease compared with 2015 principally was due to lower salaries and benefits, lower bad debt expense in both DynaEnergetics and NobelClad, and lower outside sales agent commissions in DynaEnergetics driven by sales volume in territories in which our segments do not have a captive sales force.

Restructuring charges For the nine months ended September 30, 2016 the components of restructuring charges were as follows:

	Severance and benefits	Contract termination	Equipment moving and other exit costs	Total
DynaEnergetics restructuring	$684	$386	$58	$1,128
Corporate restructuring	74	—	—	74
Total restructuring charges	$758	$386	$58	$1,202

DynaEnergetics restructuring relates to severance for headcount reductions in Troisdorf, Germany and Austin, Texas as well as lease termination costs in Austin. Corporate restructuring relates to the accelerated vesting of stock awards in connection with the elimination of certain positions in DynaEnergetics.

For the nine months ended September 30, 2015 the components of restructuring charges were as follows:

	Severance and benefits	Asset impairments	Contract termination	Equipment moving and other exit costs	Total
NobelClad restructuring	$91	$—	$40	$475	$606
DynaEnergetics restructuring	245	205	341	440	1,231
Corporate restructuring	1,560	—	—	—	1,560
Total restructuring charges	$1,896	$205	$381	$915	$3,397

NobelClad's restructuring relates to shifting the majority of clad metal plate production in Europe from facilities in Rivesaltes, France and Würgendorf, Germany to its manufacturing facility in Liebenscheid, Germany.

DynaEnergetics' restructuring relates to the consolidation of perforating gun manufacturing centers, the closure of distribution centers in the Americas, and the reduction of administrative workforce at its corporate offices in Troisdorf, Germany.

Corporate restructuring relates to severance payments and the accelerated vesting of stock awards associated with the elimination of certain positions in our corporate office.

Operating loss The decrease compared with 2015 was due to an increase in NobelClad's operating income and lower corporate unallocated and stock-based compensation expenses partially offset by an increase in DynaEnergetics' operating loss. Corporate unallocated and stock-based compensation expenses are not allocated to our business segments.

Other income (expense), net The change compared with 2015 was due to an increase in unrealized foreign currency gains partially offset by a decrease in realized foreign currency losses. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net The increase in expense compared with 2015 was primarily due to interest expense recorded on the accrued anti-dumping duties in DynaEnergetics.

Income tax provision We recorded income tax expense of $321 for the nine months ended September 30, 2016 compared with income tax expense of $2,704 for the nine months ended September 30, 2015. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against our deferred tax assets in those jurisdictions.

Net loss As a result of the factors discussed above, net loss for nine months ended September 30, 2016 was $4,316, or $0.31 per diluted share, compared with a net loss of $7,929, or $0.57 per diluted share, for the same period in 2015.

Adjusted EBITDA The decrease compared with 2015 primarily was due to lower income tax expense and restructuring charges partially offset by a smaller operating loss compared with 2015.

See explanation of the use of Adjusted EBITDA under the comparison of the three months ended September 30, 2016 with the same period of 2015. The following is a reconciliation of the most directly comparable GAAP measure to EBITDA and Adjusted EBIDTA.

	Nine months ended September 30,
	2016	2015
Net loss	$(4,316)	$(7,929)
Interest expense	826	700
Interest income	(2)	(4)
Provision for income taxes	321	2,704
Depreciation	5,024	4,696
Amortization of purchased intangible assets	3,023	3,037
EBITDA	4,876	3,204
Restructuring charges	1,202	3,397
Stock-based compensation	1,599	2,223
Other (income) expense, net	(178)	299
Adjusted EBITDA	$7,499	$9,123

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

NobelClad

Three months ended September 30, 2016 compared with three months ended September 30, 2015

	Three months ended September 30,
	2016	2015	$ change	% change
Net sales	$16,915	$21,306	$(4,391)	(21)%
Gross profit	3,112	4,522	(1,410)	(31)%
Gross profit percentage	18.4%	21.2%
COSTS AND EXPENSES:
General and administrative expenses	907	1,014	(107)	(11%)
Selling and distribution expenses	1,409	1,693	(284)	(17)%
Amortization of purchased intangible assets	95	95	—	—%
Restructuring expenses	—	48	(48)	(100)%
Operating income	701	1,672	(971)	(58)%
Adjusted EBITDA	$1,707	$2,733	$(1,026)	(38)%

Net sales The decrease compared with 2015 reflects the timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders. During the third quarter of 2016, NobelClad experienced a temporary delay at a subcontractor that pushed the shipment of a large order out of the third quarter.

Gross profit The decrease in gross profit and gross profit percentage compared with 2015 primarily was due to warranty work and less favorable margins on its mix of projects in the third quarter of 2016 compared with the same period in 2015.

General and administrative expenses The decrease compared with 2015 primarily was attributable to a decline in salaries and wages.

Selling and distribution expenses The decrease compared with 2015 primarily was attributable to lower bad debt expense.

Restructuring expense Restructuring expenses in 2015 related to shifting the majority of clad metal plate production in Europe from facilities in Rivesaltes, France and Würgendorf, Germany to our manufacturing facility in Liebenscheid, Germany.

Operating income The decrease in operating income was driven by lower gross profit partially offset by lower general and administrative expenses and no restructuring charges in 2016.

Adjusted EBITDA The decrease compared with 2015 primarily was due to a decrease in operating income. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations." The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three months ended September 30,
	2016	2015
Operating income	$701	$1,672
Adjustments:
Restructuring	—	48
Depreciation	911	918
Amortization of purchased intangibles	95	95
Adjusted EBITDA	$1,707	$2,733

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

	Nine months ended September 30,
	2016	2015	$ change	% change
Net sales	$68,374	$66,699	$1,675	3%
Gross profit	13,728	13,052	676	5%
Gross profit percentage	20.1%	19.6%
COSTS AND EXPENSES:
General and administrative expenses	2,754	3,350	(596)	(18%)
Selling and distribution expenses	4,348	4,331	17	—%
Amortization of purchased intangible assets	286	286	—	—%
Restructuring expenses	—	606	(606)	(100)%
Operating income	6,340	4,479	1,861	42%
Adjusted EBITDA	$9,340	$8,201	$1,139	14%

Net sales The increase compared with 2015 reflects the timing differences with respect to when orders enter our backlog and the subsequent shipment of these orders. During the second quarter of 2016, NobelClad shipped a large project related to specialized explosion clad plates to be used in the fabrication of equipment for a semiconductor material production facility in East Asia.

Gross profit The increase in gross profit and gross profit percentage compared with 2015 primarily was due to more favorable margins on its mix of projects during the nine months ended September 30, 2016 compared with the same period in 2015. Gross profit also benefited from lower manufacturing overhead expenses from the consolidation of European manufacturing facilities.

General and administrative expenses The decrease compared with 2015 primarily was attributable to lower salaries and wages and outside service costs.

Restructuring expense Restructuring expenses in 2015 related to shifting the majority of clad metal plate production in Europe from facilities in Rivesaltes, France and Würgendorf, Germany to our manufacturing facility in Liebenscheid, Germany.

Operating income The increase in operating income was driven by higher gross profit from favorable project mix, lower general and administrative expenses and no restructuring charges in 2016.

Adjusted EBITDA The increase compared with 2015 was due to an increase in operating income and no restructuring expenses during the nine months ended September 30, 2016. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations." The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Nine months ended September 30,
	2016	2015
Operating income	$6,340	$4,479
Adjustments:
Restructuring	—	606
Depreciation	2,714	2,830
Amortization of purchased intangibles	286	286
Adjusted EBITDA	$9,340	$8,201

DynaEnergetics

Three months ended September 30, 2016 compared with three months ended September 30, 2015

	Three months ended September 30,
	2016	2015	$ change	% change
Net sales	$19,638	$18,202	$1,436	8%
Gross profit	5,399	5,829	(430)	(7)%
Gross profit percentage	27.5%	32.0%
COSTS AND EXPENSES:
General and administrative expenses	2,739	2,244	495	22%
Selling and distribution expenses	2,350	3,091	(741)	(24)%
Amortization of purchased intangible assets	914	912	2	—%
Restructuring expenses	373	237	136	57%
Operating loss	(977)	(655)	(322)	(49)%
Adjusted EBITDA	$1,159	$1,119	$40	4%

Net sales The increase compared with 2015 primarily was due to the India project that shipped in the third quarter of 2016 versus the second quarter last year. Demand for DynaEnergetics' intrinsically-safe DynaSelectTM initiator has increased significantly year over year. However, this was partially offset by a decline in unit selling prices across all major product lines as a result of the prolonged downturn in well completion activity.

Gross profit The decrease in gross profit and gross profit percentage compared with 2015 was due to lower selling prices and higher spending on research and development partially offset by favorable product mix.

General and administrative expenses The increase compared with 2015 primarily was due to higher outside legal expenses related to regulatory and litigation matters partially offset by lower salaries and wages.

Selling and distribution expenses The decrease compared with 2015 was principally due to lower bad debt expense combined with lower salaries and wages from closing distribution centers in 2015.

Restructuring expense DynaEnergetics' restructuring activity in 2016 relates to adjustments to severance for headcount reductions, lease termination costs in Austin, Texas, and scrapping equipment after relocation of perforating gun manufacturing in Germany. Restructuring activity in 2015 relates to the closure of a number of distribution centers in North America and Colombia and the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta.

Operating loss The increase in operating loss compared with 2015 primarily due to lower gross profit percentage and higher general and administrative expenses partially offset by lower selling and distribution expenses.

Adjusted EBITDA The increase compared with 2015 is primarily due to a higher restructuring and depreciation expenses compared with the same period in the prior year. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations." The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three months ended September 30,
	2016	2015
Operating loss	$(977)	$(655)
Adjustments:
Restructuring	373	237
Depreciation	849	625
Amortization of purchased intangibles	914	912
Adjusted EBITDA	$1,159	$1,119

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015

	Nine months ended September 30,
	2016	2015	$ change	% change
Net sales	$50,028	$58,369	$(8,341)	(14)%
Gross profit	15,187	20,711	(5,524)	(27)%
Gross profit percentage	30.4%	35.5%
COSTS AND EXPENSES:
General and administrative expenses	6,510	6,807	(297)	(4%)
Selling and distribution expenses	7,771	10,122	(2,351)	(23)%
Amortization of purchased intangible assets	2,737	2,751	(14)	(1)%
Restructuring expenses	1,128	1,231	(103)	(8)%
Operating loss	(2,959)	(201)	(2,758)	(1,372)%
Adjusted EBITDA	$3,216	$5,647	$(2,431)	(43)%

Net sales The decrease compared with 2015 primarily is due to the extended downturn in DynaEnergetics' end markets.

Gross profit The decrease in gross profit and gross profit percentage compared with 2015 primarily was due to lower selling prices and higher research and development expenses partially offset by favorable product mix.

General and administrative expenses The decrease compared with 2015 primarily was due to headcount reductions associated with previously announced restructuring programs partially offset by higher outside legal costs.

Selling and distribution expenses The decrease compared with 2015 was principally due to lower outside sales agents commission expense driven by sales volume in territories in which our segments do not have a captive sales force, lower bad debt expense, and lower salaries and wages including the impact of closing distribution centers in 2015.

Restructuring expense DynaEnergetics restructuring in 2016 relates to severance for headcount reductions in Troisdorf, Germany and Austin, Texas and lease termination costs in Austin. Restructuring activity in 2015 relates to the closure of a number of distribution centers in North America and Colombia and the closure of a perforating gun manufacturing facility and distribution center in Edmonton, Alberta.

Operating loss The higher operating loss compared with 2015 primarily due to lower sales volume partially offset by lower general and administrative and selling and distribution expenses.

Adjusted EBITDA The decrease compared with 2015 is primarily due to an operating loss in 2016 compared with operating income in prior year. See explanation of the use of Adjusted EBITDA under "Consolidated Results of Operations." The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Nine months ended September 30,
	2016	2015
Operating loss	$(2,959)	$(201)
Adjustments:
Restructuring	1,128	1,231
Depreciation	2,310	1,866
Amortization of purchased intangibles	2,737	2,751
Adjusted EBITDA	$3,216	$5,647

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

As of September 30, 2016, U.S. dollar revolving loans of $15,250 were outstanding under our credit facility.  While we had approximately $59,750 of available revolving credit loan capacity as of September 30, 2016 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are two significant financial covenants under our credit facility, the leverage ratio and debt service coverage ratio requirements.  The leverage ratio is defined in the credit facility as Consolidated Funded Indebtedness at the balance sheet date as compared to Consolidated EBITDA, which is defined as earnings before provisions for income taxes, interest expense, depreciation and amortization, extraordinary, non-recurring charges and other non-cash charges, for the previous twelve months.  For the nine months ended September 30, 2016 and the year ended December 31, 2015, Consolidated EBITDA approximated the “Adjusted EBITDA” that we reported for the respective periods.  Under our credit facility, the maximum leverage ratio permitted by our credit facility during the third quarter was 3.25 to 1.0. As of October 1, 2016, the maximum leverage ratio permitted under the the credit facility is 3.0 to 1.0.

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

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, pledging or disposition of major assets, and maintenance of specified financial ratios.  As of September 30, 2016, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance decreased to $15,250 at September 30, 2016 from $27,500 at December 31, 2015. Our other contractual obligations and commitments have not materially changed since December 31, 2015.

Cash flows from operating activities

Net cash provided by operating activities was $17,839 for the nine months ended September 30, 2016. This compares to net cash used in operating activities of $6,414 for the same period in 2015. The year-over-year increase in operating cash flows of $24,253 primarily was driven by a $25,522 decrease in net working capital. We experienced favorable net working capital changes of $11,584 in the nine months ended September 30, 2016 compared with unfavorable changes in net working capital of $13,938 in the same period of 2015. Favorable changes in working capital for the nine months ended September 30, 2016 included a $10,480 decrease in accounts receivable due to lower sales and the timing of collections, a $3,400 reduction in inventory, and a $1,037 increase in accrued expenses. These favorable changes in working capital partially were offset by a $3,166 decrease in accounts payable from a decline in purchases and a $347 increase in prepaid expenses.

Net cash used in operating activities was $6,414 for the nine months ended September 30, 2015. We experienced unfavorable net working capital changes of $13,938 in the 2015 period, including an increase in inventories, prepaid expenses, and receivables of $3,908, $1,523, and $220, respectively, and decreases of $1,271 in customer advances and $3,742 in accounts payable. The increase in net working capital was driven by a ramp up of inventory associated with a new product introduction in DynaEnergetics, cash payments related to restructuring activities and a decrease in customer advances in NobelClad.

Cash flows from investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2016 were $4,008 primarily due to capital expenditures.

Net cash flows used in investing activities for the nine months ended September 30, 2015 totaled $4,690 primarily due to capital expenditures.

Cash flows from financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2016 totaled $12,945, which included net repayments on bank lines of credit of $12,250 and payment of quarterly dividends of $861.

Net cash flows provided by financing activities for the nine months ended September 30, 2015 totaled $10,965, which included net borrowings on bank lines of credit of $13,446, payment of quarterly dividends of $1,692, and payment of deferred debt issuance costs of $1,042.

Payment of Dividends

On August 30, 2016, our board of directors declared a quarterly cash dividend of $0.02 per share which was paid on October 15, 2016.  The dividend totaled $290 and was payable to shareholders of record as of September 30, 2016.  We also paid quarterly cash dividends of $0.02 per share in the first and second quarters of 2016 and 0.04 per share in the first three quarters of 2015.

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

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)).  Based on that evaluation, which includes the material weakness identified at December 31, 2014 and not remediated as of December 31, 2015 as discussed above, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level.  There have been no other changes in our internal controls during the quarter ended September 30, 2016 or in other factors that could materially affect our internal controls over financial reporting.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On September 22, 2015, GeoDynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, TX, filed a patent and trademark infringement action against DynaEnergetics US, Inc., (“DynaEnergetics”), a wholly owned subsidiary of DMC, in the United States District Court for the Eastern District of Texas (“District Court”) regarding alleged infringement of US Patent No. 9,080,431 granted on July 14, 2015 (“the ‘431 patent”) and a related US trademark for REACTIVE, alleging that DynaEnergetics’ US sales of DPEX® shaped charges infringe the ‘431 patent and the trademark.  Motions for summary judgment are due by December 2, 2016, and DynaEnergetics expects to file more than one summary judgment motion. On July 1, 2016, GeoDynamics filed a second patent infringement action against DynaEnergetics in District Court alleging infringement of US Patent No. 8,544,563 (“the ‘563 patent”), also based on DynaEnergetics’ US sales of DPEX™ shaped charges. On September 20, 2016, DynaEnergetics instituted an Inter Parties Review (IPR) against the ‘563 patent at the U.S. Patent and Trademark Office (“USPTO”), requesting that the ’563 patent be declared invalid by the USPTO.  GEODynamics is seeking, among other things, compensatory damages and injunctive relief from further infringement in both actions.  We believe that the claims are meritless and that we have substantial legal and factual defenses to the claims and allegations contained in the complaints.  At this time, no assessment can be made as to the likely outcome of these actions or whether the outcome will be material to us.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under the 2006 Stock Incentive Plan (“2006 Plan”), we retain shares of common stock at the election of the recipients of such awards in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2016	—	—
August 1 to August 31, 2016	370	$11.41
September 1 to September 30 2016	—	—
Total	370	$11.41

(1) All shares purchased in 2016 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2006 Plan.
(2) As of September 30, 2016, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (381,491 shares).

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

101    The following materials from the Quarterly Report on Form 10-Q of Dynamic Materials Corporation. for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DYNAMIC MATERIALS CORPORATION
(Registrant)

Date:	October 27, 2016	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)