Form 10-Q
period 2017-03-31
DMC Global Inc.
filed 2017-04-27
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☒

The number of shares of Common Stock outstanding was 14,724,190 as of April 27, 2017.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding our expected financial position and operating results, our business strategy, expectations regarding NobelClad's end markets and activity levels, comments regarding expanding demand for DynaEnergetics' products, particularly DynaStage, our liquidity position and factors impacting such position, and the outcome of any pending litigation or contingencies. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2016 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,056	$6,419
Accounts receivable, net of allowance for doubtful accounts of $1,166 and $1,146, respectively	33,637	32,959
Inventory, net	31,037	28,833
Prepaid expenses and other	6,280	5,148

Total current assets	76,010	73,359

PROPERTY, PLANT AND EQUIPMENT	112,294	109,427
Less - accumulated depreciation	(54,606)	(52,294)

Property, plant and equipment, net	57,688	57,133

GOODWILL, net	16,218	16,097

PURCHASED INTANGIBLE ASSETS, net	15,018	15,827

OTHER ASSETS, net	130	139

TOTAL ASSETS	$165,064	$162,555
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2017	2016
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$13,484	$13,260
Accrued expenses	4,132	4,173
Accrued anti-dumping duties	3,547	6,550
Dividend payable	295	290
Accrued income taxes	784	548
Accrued employee compensation and benefits	3,377	3,307
Customer advances	2,170	2,619

Total current liabilities	27,789	30,747

LINES OF CREDIT	21,925	15,732

DEFERRED TAX LIABILITIES	1,794	1,448

OTHER LONG-TERM LIABILITIES	2,309	2,219

Total liabilities	53,817	50,146

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,724,555 and 14,496,359 shares outstanding, respectively	738	725
Additional paid-in capital	73,674	73,116
Retained earnings	76,792	80,107
Other cumulative comprehensive loss	(39,696)	(41,514)
Treasury stock, at cost; 32,464 and 2,378 shares, respectively	(261)	(25)

Total stockholders’ equity	111,247	112,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$165,064	$162,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2017	2016
NET SALES	$38,962	$40,532
COST OF PRODUCTS SOLD	28,596	30,147
Gross profit	10,366	10,385
COSTS AND EXPENSES:
General and administrative expenses	7,206	5,448
Selling and distribution expenses	4,482	4,023
Amortization of purchased intangible assets	984	999
Total costs and expenses	12,672	10,470
OPERATING LOSS	(2,306)	(85)
OTHER INCOME (EXPENSE):
Other income, net	421	32
Interest expense	(506)	(164)
Interest income	1	1
LOSS BEFORE INCOME TAXES	(2,390)	(216)
INCOME TAX PROVISION	630	197
NET LOSS	$(3,020)	$(413)

LOSS PER SHARE
Basic	$(0.21)	$(0.03)
Diluted	$(0.21)	$(0.03)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,270,365	14,129,831
Diluted	14,270,365	14,129,831

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
Net loss	$(3,020)	$(413)

Change in cumulative foreign currency translation adjustment	1,818	4,006

Total comprehensive income (loss)	$(1,202)	$3,593

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2016	14,498,737	$725	$73,116	$80,107	$(41,514)	(2,378)	$(25)	$112,409
Net loss	—	—	—	(3,020)	—	—	—	(3,020)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,818	—	—	1,818
Shares issued in connection with stock compensation plans	258,282	13	(13)	—	—	—	—	—
Stock-based compensation	—	—	571	—	—	—	—	571
Dividends declared	—	—	—	(295)	—	—	—	(295)
Treasury stock purchases	—	—	—	—	—	(30,086)	(236)	(236)
Balances, March 31, 2017	14,757,019	$738	$73,674	$76,792	$(39,696)	(32,464)	$(261)	$111,247

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,020)	$(413)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation (including capital lease amortization)	1,681	1,514
Amortization of purchased intangible assets	984	999
Amortization of deferred debt issuance costs	299	41
Stock-based compensation	571	586
Deferred income tax provision (benefit)	346	(290)
Gain (loss) on disposal of property, plant and equipment	3	(11)
Change in:
Accounts receivable, net	(312)	3,612
Inventory, net	(1,792)	(325)
Prepaid expenses and other	(1,041)	(3,047)
Accounts payable	626	(927)
Customer advances	(453)	4,878
Accrued anti-dumping duties	(3,003)	35
Accrued expenses and other liabilities	(75)	(2,847)
Net cash provided by (used in) operating activities	(5,186)	3,805

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(1,649)	(435)
Proceeds on sale of property, plant and equipment	2	—
Change in other non-current assets	—	20
Net cash used in investing activities	(1,647)	(415)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	6,000	(3,998)
Payment on capital lease obligations	—	(2)
Payment of dividends	(290)	(284)
Payment of deferred debt issuance costs	(106)	—
Treasury stock purchases	(222)	—
Net cash provided by (used in) financing activities	5,382	(4,284)

EFFECTS OF EXCHANGE RATES ON CASH	88	198

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,363)	(696)
CASH AND CASH EQUIVALENTS, beginning of the period	6,419	6,291
CASH AND CASH EQUIVALENTS, end of the period	$5,056	$5,595

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2016.

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DMC Global Inc. ("DMC") and its controlled subsidiaries.  Only subsidiaries in which controlling interests are maintained are consolidated.  All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

In the U.S., tax audits for the years 2012 through 2015 are in the process of being closed, and no adjustments to the Company's tax provisions have been proposed. In Germany, tax audits are currently in progress for the years 2011 through 2014. Our tax provisions reflect our best estimate of state, local, federal, and foreign taxes. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Computation and reconciliation of earnings per share of common stock are as follows:

	Three months ended March 31,
	2017	2016
Numerator:
Net loss	$(3,020)	$(413)
Less income allocated to RSAs	—	—
Net loss allocated to common stock for EPS calculation	$(3,020)	$(413)

Denominator:
Weighted average common shares outstanding - basic	14,270,365	14,129,831
Dilutive stock-based compensation plans	—	—
Weighted average common shares outstanding - diluted	14,270,365	14,129,831

Net income (loss) allocated to common stock for EPS calculation:
Basic	$(0.21)	$(0.03)
Diluted	$(0.21)	$(0.03)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payable, accrued expenses and lines of credit approximate their fair value.

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board ("FASB") issued an accounting standards update ("ASU") to change the measurement of inventory from lower of cost or market to lower of cost and net realizable value. This pronouncement is effective for reporting periods beginning after December 15, 2016, and the Company has adopted it as of the first quarter of 2017. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

Recent Accounting Pronouncements

In October 2016, the FASB issued an ASU which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  Early adoption is permitted as of the beginning of an annual reporting period for which neither interim nor annual financial statements have been made available. The Company has not adopted this ASU and is in the process of evaluating the impact of this update on its consolidated financial statements.

In February 2016, the FASB issued an ASU which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This ASU will be effective beginning in the first quarter of 2019. Early adoption as of its issuance is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting the new leases standard on its consolidated financial statements.

In May 2014, the FASB issued an ASU to clarify the principles of recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only for annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The standard can be adopted using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients, as defined within the standard ("full retrospective") or (2) retrospective application with the cumulative effect of adoption recognized at the date of initial application and providing certain additional disclosures, as defined within the standard ("modified retrospective"). Management currently plans to adopt the ASU for the quarter ended March 31, 2018, as required by the standard, and preliminarily plans to use the modified retrospective approach.

Currently, using internal resources, management is analyzing contracts from the NobelClad and DynaEnergetics segments to determine the technical accounting conclusions and the impact on business processes and systems. In our NobelClad business, contracts are often for unique projects, but the vast majority of contracts contain standard terms. We have reviewed contracts representing a majority of NobelClad's revenue for the year ended December 31, 2016 and have preliminarily concluded that applying the new standard to those contracts would not have any impact on our financial statements. We have not analyzed atypical contracts, as due to the nature of NobelClad's projects and the unique terms in the contract, we would not likely enter into the same contract in the future. In our DynaEnergetics business, we sell different products to a wide variety of customers, but the contracts also often contain similar terms and conditions. To date, we have not evaluated contracts from the DynaEnergetics segment but expect to do so during the second quarter of 2017.

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

Inventories consist of the following at March 31, 2017 and December 31, 2016 and include reserves of $3,208 and $4,226, respectively:

	March 31, 2017	December 31, 2016
Raw materials	$12,666	$10,926
Work-in-process	6,082	5,417
Finished goods	11,978	12,146
Supplies	311	344

	$31,037	$28,833

4.      GOODWILL

All of the goodwill is recorded within our NobelClad segment. The changes to the carrying amount of goodwill during the period are summarized below:

Goodwill balance at December 31, 2016	$16,097
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(120)
Adjustment due to exchange rate differences	241

Goodwill balance at March 31, 2017	$16,218

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of March 31, 2017:

	Gross	Accumulated Amortization	Net
Core technology	$17,999	$(8,521)	$9,478
Customer relationships	36,582	(31,121)	5,461
Trademarks / Trade names	1,930	(1,851)	79

Total intangible assets	$56,511	$(41,493)	$15,018

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2016:

	Gross	Accumulated Amortization	Net
Core technology	$17,751	$(8,165)	$9,586
Customer relationships	36,088	(29,965)	6,123
Trademarks / Trade names	1,903	(1,785)	118

Total intangible assets	$55,742	$(39,915)	$15,827

The change in the gross value of our purchased intangible assets from December 31, 2016 to March 31, 2017 was due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics reporting unit. After the goodwill was written off at December 31, 2015, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of March 31, 2017 and December 31, 2016, customer advances totaled $2,170 and $2,619, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Syndicated credit agreement:
U.S. Dollar revolving loan	$22,250	$16,250
Euro revolving loan	—	—

Long-term lines of credit	22,250	16,250
Less: debt issuance costs	325	518
Lines of credit	$21,925	$15,732

Syndicated Credit Agreement

As of December 31, 2016, we had a $75,000 syndicated credit agreement (“credit facility”) that allowed for revolving loans of $65,000 in U.S. dollars and $10,000 in alternative currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders.

On March 6, 2017, we entered into a third amendment of our credit facility which, among other changes, reduced the amount of borrowings available under the credit facility, increased the maximum debt-to-EBITDA leverage ratio for the first, second, and third quarters of 2017, and also waived the applicability of the minimum debt service coverage ratio for the first, second, and third quarters of 2017, and added a minimum EBITDA covenant for those same periods and is inapplicable thereafter.
After the amendment, our credit facility allows for borrowings up to $35,000, consisting of revolving loans of $30,000 in U.S. dollars and $5,000 in alternate currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €2,558 is available after considering outstanding letters of credit.

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

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of March 31, 2017, we were in compliance with all financial covenants and other provisions of our debt agreements.

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
The accounting policies of all of the segments are the same as those described in the summary of significant accounting policies included herein and in our Annual Report on Form 10-K for the year ended December 31, 2016.  Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.
Segment information is presented for the three months ended March 31, 2017 and 2016 as follows:

	Three months ended March 31,
	2017	2016
Net sales:
NobelClad	$16,934	$25,052
DynaEnergetics	22,028	15,480

Consolidated net sales	$38,962	$40,532

	Three months ended March 31,
	2017	2016
Operating income (loss)
NobelClad	$395	$1,508
DynaEnergetics	40	920

Segment operating income	435	2,428

Unallocated corporate expenses	(2,170)	(1,927)
Stock-based compensation	(571)	(586)
Other income (expense), net	421	32
Interest expense	(506)	(164)
Interest income	1	1

Loss before income taxes	$(2,390)	$(216)

	Three months ended March 31,
	2017	2016
Depreciation and amortization:
NobelClad	$989	$932
DynaEnergetics	1,676	1,581

Segment depreciation and amortization	$2,665	$2,513

During the three months ended March 31, 2017 and 2016, no one customer accounted for more than 10% of total net sales.

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

On December 27, 2016, we received notice from U.S. Customs that it may pursue penalties against us related to the AD/CVD issue and demanding tender of alleged loss of AD/CVD duties in an amount of $3,049, which are covered by our reserve. We filed a response to the notice on February 6, 2017 asserting our position that any decision to pursue penalties would be premature in light of the Remand Order and that penalties would not be appropriate under the applicable legal standards. On February 16, 2017, we received notice that U.S. Customs was assessing formal penalties in the amount of $14,783. U.S. Customs also reasserted its demand for tender of alleged loss of AD/CVD duties in the amount of $3,049. We believe that this penalty assessment is premature and patently unreasonable in the face of the pending Remand Order and ongoing CIT appeal and that penalties are not appropriate under applicable legal standards. Further, even if penalties are found to be justified, we believe the amount of penalties asserted by U.S. Customs is unreasonable and subject to challenge on various grounds. We will vigorously defend against any imposition of penalties and seek a stay of penalty proceedings pending resolution of the remand determination and the ultimate resolution of the CIT appeal and any further appeals. We expect to submit a petition for relief and mitigation of penalties on or before May 17, 2017. We tendered $3,049 in AD amounts (“Tendered Amounts”) on March 6, 2017 into a suspense account pending ultimate resolution of the AD/CVD case.

For the three months ended March 31, 2017, the Company recorded $46 of interest on its reserve for AD/CVD duties, bringing the total reserved amount related to AD/CVD duties as of March 31, 2017 to $3,547. The Tendered Amounts were applied to reduce the reserve. The Company will continue to incur legal defense costs and could also be subject to additional interest and penalties. Accruals for the potential penalties discussed above are not reflected in our financial statements as of March 31, 2017 as we do not believe they are probable at this time.
Patent and Trademark Infringement

On September 22, 2015, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, TX, filed a patent and trademark infringement action against DynaEnergetics US, Inc., (“DynaEnergetics”), a wholly owned subsidiary of DMC, in the United States District Court for the Eastern District of Texas (“District Court”) regarding alleged infringement of US Patent No. 9,080,431 granted on July 14, 2015 (“the ‘431 patent”) and a related US trademark for REACTIVE, alleging that DynaEnergetics’ US sales of DPEX® shaped charges infringe the ‘431 patent and the trademark. DynaEnergetics, denying the validity and infringement of the ‘431 patent and trademark, has vigorously defended against this lawsuit. The '431 case went to trial in late March 2017, and on March 30, 2017, the jury found in favor of DynaEnergetics on all counts. A bench trial on related matters, including the trademark infringement action occurred on April 20, 2017, and the decision has been issued to invalidate GEODynamics' REACTIVE trademark. On July 1, 2016, GEODynamics filed a second patent infringement action against DynaEnergetics in District Court alleging infringement of US Patent No. 8,544,563 (“the ‘563 patent”), also based on DynaEnergetics’ US sales of DPEX™ shaped charges. DynaEnergetics denies validity and infringement of the ‘563 patent and plans to vigorously defend against this lawsuit. On September 20, 2016, DynaEnergetics instituted an Inter Parties Review (IPR) against the ‘563 patent at the U.S. Patent and Trademark Office (“USPTO”), requesting that the ’563 patent be declared invalid by the USPTO. On March 17, 2017, DynaEnergetics' IPR request was granted by the USPTO. Trial on the '563 patent has been stayed pending the resolution of the IPR.

We do not believe that the ‘563 patent or infringement claims based on the patent are valid, and we do not believe it is probable that we will incur a material loss on the '563 matter or in any appeals of the '431 decision. However, if the District Court or a jury determines that the patents are valid and that DynaEnergetics has infringed them, it is reasonably possible that our financial statements could be materially affected. We are not able to provide a reasonable estimate of the range of loss, and we have not accrued for any such losses. Such an evaluation includes, among other things, a determination of the total number of infringing sales in the United States of the implicated systems; what a reasonable royalty, if any, might be under the circumstances; or, alternatively, the scope of damages and the relevant period for which damages would apply, if any.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2016.

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

Our diversified business segments each provide a suite of unique technical products to niche segments of the global energy, industrial and infrastructure markets, and each of our businesses has established a strong or leading position in the markets in which it participates. With an underlying focus on free-cash flow generation, our objective is to sustain and grow the market share of our businesses through increased market penetration, development of new applications, and research and development of new and adjacent products that can be sold across our global network of sales and distribution facilities. We also intend to explore acquisitions of complementary businesses that could strengthen or add to our existing product portfolio, or expand our geographic footprint and market presence.

NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad's backlog decreased to $29,589 at March 31, 2017 from $31,634 at December 31, 2016. Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

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

Factors Affecting Results

During the three months ended March 31, 2017, the following factors most affected our financial performance:

•
NobelClad’s sales of $16,934 in the first quarter of 2017 were down 32% from the first quarter of 2016 and 26% versus the fourth quarter of 2016. The decline related to soft activity levels in NobelClad’s end markets and the impact of shipping multiple orders in the fourth quarter of 2016 that were originally scheduled for delivery in early 2017.

•
DynaEnergetics sales of $22,028 in the first quarter of 2017 increased 42% compared with the first quarter of 2016 and 28% sequentially versus the fourth quarter of 2016. The improved top-line resulted primarily from the expected increase in drilling and completions activity in North America’s onshore unconventional oil and gas industry.

•
Consolidated gross profit of 27% in the first quarter of 2017 improved from 26% in the same period of 2016 and 25% in the fourth quarter of 2016. The sequential improvement primarily related to higher average selling prices and favorable product mix at DynaEnergetics.

•
Consolidated general and administrative expenses were $7,206 in the first quarter of 2017 compared with $5,448 in the first quarter of 2016. The increase primarily relates to outside legal expenses related to the trial for the '431 patent infringement matter and the ongoing '536 patent infringement matter. Please see Note 9 to the Condensed Consolidated Financial Statements for further discussion.

•
Net debt (lines of credit less cash and cash equivalents) of $16,869 increased $7,556 from $9,313 at December 31, 2016. The increase in net debt primarily was attributable to tendering $3,049 in AD/CVD amounts to U.S. Customs pending ultimate resolution of the AD/CVD case, legal expenses associated with the patent infringement litigation and increased working capital requirements from higher demand at DynaEnergetics.

Business Outlook

•	NobelClad’s end markets are expected to remain soft in the second quarter of 2017; however, we expect activity levels and bookings to improve in the second half of the year.

•	Demand for DynaEnergetics’ products continues to expand, particularly in North America where we are seeing increased interest in our factory-assembled DynaStageTM perforating system.

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

Consolidated Results of Operations

Three months ended March 31, 2017 compared with three months ended March 31, 2016

	Three months ended March 31,
	2017	2016	$ change	% change
Net sales	$38,962	$40,532	$(1,570)	(4)%
Gross profit	10,366	10,385	(19)	—%
Gross profit percentage	26.6%	25.6%
COSTS AND EXPENSES:
General and administrative expenses	7,206	5,448	1,758	32%
% of net sales	18.5%	13.4%
Selling and distribution expenses	4,482	4,023	459	11%
% of net sales	11.5%	9.9%
Amortization of purchased intangible assets	984	999	(15)	(2)%
% of net sales	2.5%	2.5%
Restructuring charges	—	—	—	—%
Operating loss	(2,306)	(85)	(2,221)	(2,613)%
Other income (expense), net	421	32	389	1,216%
Interest income (expense), net	(505)	(163)	(342)	(210)%
Loss before income taxes	(2,390)	(216)	(2,174)	(1,006)%
Income tax provision	630	197	433	220%
Net loss	(3,020)	(413)	(2,607)	(631)%
Adjusted EBITDA	$930	$3,014	$(2,084)	(69)%

Net sales decreased compared with 2016 due to a 32% decline in NobelClad from a lower volume of projects and the impact of shipping multiple orders in the fourth quarter of 2016 that were originally scheduled for delivery in early 2017. This decrease partially was offset by a 42% increase in DynaEnergetics due to increased drilling and completion activity in North America’s onshore unconventional oil and gas industry.

Gross profit percentage increased as improved project mix in NobelClad outweighed lower average selling prices and unfavorable product mix in DynaEnergetics.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs.

Selling and distribution expenses increased compared with 2016 principally due to an increase in salaries and benefits, higher outside services expenses, and an increase in outside sales agent commissions for sales volume in territories in which we do not have an internal sales team.

Operating income decreased compared with 2016 as higher general and administrative expenses primarily related to ongoing patent infringement defense costs and lower sales volume outweighed favorable product mix.

Other income (expense), net increased compared with 2016 primarily due to higher realized and unrealized foreign currency gains. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net increased compared with 2016 due to expensing $261 of deferred debt issuance costs in conjunction with amending our credit facility in March 2017. Additionally, interest expense on our lines of credit increased in 2017 due to higher interest on a larger average outstanding balance.

Income tax provision We recorded income tax expense of $630 for the first quarter of 2017 compared with $197 for the first quarter of 2016. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against deferred tax assets in those jurisdictions.

Net loss for the three months ended March 31, 2017 was $3,020, or $0.21 per diluted share, compared with a net loss of $413, or $0.03 per diluted share, for the same period in 2016.

Adjusted EBITDA decreased compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three months ended March 31,
	2017	2016
Net loss	$(3,020)	$(413)
Interest expense	506	164
Interest income	(1)	(1)
Provision for income taxes	630	197
Depreciation	1,681	1,514
Amortization of purchased intangible assets	984	999
EBITDA	780	2,460
Stock-based compensation	571	586
Other (income), net	(421)	(32)
Adjusted EBITDA	$930	$3,014

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

NobelClad

Three months ended March 31, 2017 compared with three months ended March 31, 2016

	Three months ended March 31,
	2017	2016	$ change	% change
Net sales	$16,934	$25,052	$(8,118)	(32)%
Gross profit	3,263	3,967	(704)	(18)%
Gross profit percentage	19.3%	15.8%
COSTS AND EXPENSES:
General and administrative expenses	1,038	985	53	5%
Selling and distribution expenses	1,739	1,380	359	26%
Amortization of purchased intangible assets	91	94	(3)	(3)%
Operating income	395	1,508	(1,113)	(74)%
Adjusted EBITDA	$1,384	$2,440	$(1,056)	(43)%

Net sales decreased compared with 2016 due to lower demand in NobelClad's end markets and timing differences with respect to when orders entered our backlog and the subsequent shipment of these orders. In the first quarter of 2017, NobelClad experienced soft demand in its end markets and the impact of shipping multiple orders in the fourth quarter of 2016 that were originally scheduled for delivery in early 2017.

Gross profit percentage increased compared with 2016 primarily due to more favorable margins on the mix of projects.

General and administrative expenses increased compared with 2016 primarily due to increases in salaries and employee benefits.

Selling and distribution expenses increased compared with 2016 primarily from an increase in salaries and benefits, higher outside services expenses, and an increase in outside sales agent commissions from sales volume in territories in which we do not have an internal sales team.

Operating income decreased compared with 2016 primarily from lower volume or projects and higher selling and distribution expenses.

Adjusted EBITDA declined compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three months ended March 31,
	2017	2016
Operating income	$395	$1,508
Adjustments:
Depreciation	898	838
Amortization of purchased intangibles	91	94
Adjusted EBITDA	$1,384	$2,440

DynaEnergetics

Three months ended March 31, 2017 compared with three months ended March 31, 2016

	Three months ended March 31,
	2017	2016	$ change	% change
Net sales	$22,028	$15,480	$6,548	42%
Gross profit	7,162	6,466	696	11%
Gross profit percentage	32.5%	41.8%
COSTS AND EXPENSES:
General and administrative expenses	3,561	2,062	1,499	73%
Selling and distribution expenses	2,668	2,579	89	3%
Amortization of purchased intangible assets	893	905	(12)	(1)%
Restructuring expenses	—	—	—	—%
Operating income	40	920	(880)	(96)%
Adjusted EBITDA	$1,716	$2,501	$(785)	(31)%

Net sales were higher than 2016 primarily due to increased drilling and completion activity in North America’s onshore unconventional oil and gas industry.

Gross profit percentage declined compared with 2016 due to lower average selling prices and unfavorable product mix. In the first quarter of 2016, DynaEnergetics had a higher proportion of sales of high-margin products on a lower net sales base.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs.

Selling and distribution expenses increased compared with 2016 principally due to higher outside services expenses.

Operating income decreased compared with 2016 as increased general and administrative expenses, lower average selling prices, and unfavorable product mix outweighed higher unit volume.

Adjusted EBITDA decreased compared with 2016 due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three months ended March 31,
	2017	2016
Operating income	$40	$920
Adjustments:
Depreciation	783	676
Amortization of purchased intangibles	893	905
Adjusted EBITDA	$1,716	$2,501

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements.  We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt interest service, dividend payments, and capital expenditure requirements of our current business operations for the foreseeable future.  Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) sell products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted.  Continued challenging conditions in our core energy markets could impact our ability to meet cash requirements through operating activities. In addition, although we expect that DynaEnergetics' legal costs will decrease in the remainder of 2017, continued heightened litigation costs could negatively impact our ability to meet future cash requirements. Furthermore, any restriction on the availability of borrowings under our credit facilities could also negatively affect our ability to meet future cash requirements. In March 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which has been declared effective, and on which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. Our ability to access this capital may be limited by market conditions at the time of any future potential offering. There can be no assurance that any such capital will be available on acceptable terms or at all.

Debt facilities

As of December 31, 2016, we had a $75,000 syndicated credit agreement (“credit facility”) that allowed for revolving loans of $65,000 in U.S. dollars and $10,000 in alternative currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders.

On March 6, 2017, we entered into a third amendment of our credit facility which, among other changes, reduced the amount of borrowings available under the credit facility, increased the maximum debt-to-EBITDA leverage ratio for the first, second, and third quarters of 2017, and also waived the applicability of the minimum debt service coverage ratio for the first, second, and third quarters of 2017, and added a minimum EBITDA covenant for those same periods and is inapplicable thereafter. The minimum EBTIDA coverage covenant requires Consolidated Pro Forma EBITDA (as defined in the agreement) of at least $4,500 for the March 31, 2017 reporting period, at least $4,000 for the June 30, 2017 reporting period, at least $6,500 for the September 30, 2017 reporting period.
After the amendment, our credit facility allows for borrowings up to $35,000, consisting of revolving loans of $30,000 in U.S. dollars and $5,000 in alternate currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain DynaEnergetics operations. This line of credit provides a borrowing capacity of €4,000.

As of March 31, 2017, U.S. dollar revolving loans of $22,250 were outstanding under our credit facility.  While we had approximately $12,750 of available revolving credit loan capacity as of March 31, 2017 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio ("leverage ratio") and a minimum EBITDA covenant ratio. The leverage ratio is defined in the credit facility, as amended, for any trailing four quarter period, as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the March 31, 2017 reporting period, the maximum leverage ratio permitted by our 2015 syndicated credit facility, as amended, was 4.00 to 1.0. The actual leverage ratio as of March 31, 2017, calculated in accordance with the credit facility, as amended, was 3.07 to 1.0. The minimum EBTIDA coverage covenant requires Consolidated Pro Forma EBITDA of at least $4,500 for the March 31, 2017 reporting period. The actual Consolidated Pro Forma EBITDA for the March 31, 2017 period, calculated in accordance with the credit facility, as amended, was $7,258.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of March 31, 2017, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance increased to $22,250 at March 31, 2017 from $16,250 at December 31, 2016. Our other contractual obligations and commitments have not materially changed since December 31, 2016.

Cash flows from operating activities

Net cash used in operating activities was $5,186 for the three months ended March 31, 2017 primarily due to tendering $3,049 in AD/CVD amounts to U.S. Customs in March 2017 pending ultimate resolution of the AD/CVD case, a $1,792 increase in inventory and a $1,041 increase in prepaid expenses and other.

Net cash provided by operating activities was $3,805 for the three months ended March 31, 2016. Net working capital improved $1,379 in the first quarter of 2016 as an increase in customer advances and reduced accounts receivable outweighed increases in prepaid expenses and other accrued expenses and other liabilities and accounts payable

Cash flows from investing activities

Net cash flows used in investing activities for the three months ended March 31, 2017 were $1,647 primarily due to acquisitions of property, plant and equipment. Net cash flows used in investing activities for the three months ended March 31, 2016 totaled $415 primarily due to acquisitions of property, plant and equipment.

Cash flows from financing activities

Net cash flows provided by financing activities for the three months ended March 31, 2017 totaled $5,382, which included net borrowings on bank lines of credit of $6,000 and payment of quarterly dividends of $290, treasury stock acquisitions of $222, and payment of $106 of deferred financing costs associated with refinancing our credit facility in March 2017.

Net cash flows used in financing activities for the three months ended March 31, 2016 totaled $4,284, which included net repayments on bank lines of credit of $3,998 and payment of quarterly dividends of $284.

Payment of Dividends

On February 22, 2017, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on April 17, 2017.  The dividend totaled $295 and was payable to shareholders of record as of March 31, 2017.  We also paid quarterly cash dividends of $0.02 per share in the first quarter of 2016.

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

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in our Annual Report filed on Form 10-K for the year ended December 31, 2016.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There have been no events that materially affect our quantitative and qualitative disclosure about market risk from that reported in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

Changes in Internal Control over Financial Reporting

There were no changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note 9 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the first quarter of 2017, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2017	—	$—
February 1 to February 28, 2017	10,395	$15.66
March 1 to March 31, 2017	5,304	$13.61
Total	15,699	$14.97

(1) All shares purchased in 2017 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2006 Stock Incentive Plan.
(2) As of March 31, 2017, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (546,054 shares).

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

101    The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DMC Global Inc.
(Registrant)

Date:	April 27, 2017	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)