Form 10-Q
period 2017-06-30
DMC Global Inc.
filed 2017-07-27
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

The number of shares of Common Stock outstanding was 14,770,719 as of July 27, 2017.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding our expected financial position and operating results, the expected impacts of new accounting standards and the timing of our implementation thereof, our business strategy, expectations regarding NobelClad's end markets and activity levels, comments regarding expanding demand for DynaEnergetics' products, particularly DynaStageTM, our liquidity position and factors impacting such position, including expectations regarding legal costs, and the outcome of any pending litigation or contingencies. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2016 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,615	$6,419
Accounts receivable, net of allowance for doubtful accounts of $1,155 and $1,146, respectively	38,628	32,959
Inventory, net	30,893	28,833
Prepaid expenses and other	5,642	5,148

Total current assets	83,778	73,359

PROPERTY, PLANT AND EQUIPMENT	115,480	109,427
Less - accumulated depreciation	(57,357)	(52,294)

Property, plant and equipment, net	58,123	57,133

GOODWILL, net	17,167	16,097

PURCHASED INTANGIBLE ASSETS, net	14,682	15,827

OTHER ASSETS, net	128	139

TOTAL ASSETS	$173,878	$162,555
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2017	2016
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,338	$13,260
Accrued expenses	4,345	4,173
Accrued anti-dumping duties	3,593	6,550
Dividend payable	295	290
Accrued income taxes	361	548
Accrued employee compensation and benefits	3,828	3,307
Customer advances	1,286	2,619

Total current liabilities	29,046	30,747

LINES OF CREDIT	23,927	15,732

DEFERRED TAX LIABILITIES	1,441	1,448

OTHER LONG-TERM LIABILITIES	2,475	2,219

Total liabilities	56,889	50,146

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,770,719 and 14,496,359 shares outstanding, respectively	740	725
Additional paid-in capital	74,637	73,116
Retained earnings	76,685	80,107
Other cumulative comprehensive loss	(34,736)	(41,514)
Treasury stock, at cost; 37,906 and 2,378 shares, respectively	(337)	(25)

Total stockholders’ equity	116,989	112,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$173,878	$162,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
NET SALES	$47,190	$41,317	$86,152	$81,849
COST OF PRODUCTS SOLD	33,172	31,409	61,768	61,556
Gross profit	14,018	9,908	24,384	20,293
COSTS AND EXPENSES:
General and administrative expenses	6,082	4,389	13,288	9,837
Selling and distribution expenses	4,492	4,497	8,974	8,520
Amortization of purchased intangible assets	1,004	1,015	1,988	2,014
Restructuring expenses	458	829	458	829
Total costs and expenses	12,036	10,730	24,708	21,200
OPERATING INCOME (LOSS)	1,982	(822)	(324)	(907)
OTHER INCOME (EXPENSE):
Other income (expense), net	(949)	304	(529)	336
Interest expense	(330)	(397)	(836)	(561)
Interest income	—	1	1	2
INCOME (LOSS) BEFORE INCOME TAXES	703	(914)	(1,688)	(1,130)
INCOME TAX PROVISION	514	(148)	1,144	49
NET INCOME (LOSS)	$189	$(766)	$(2,832)	$(1,179)

EARNINGS (LOSS) PER SHARE
Basic	$0.01	$(0.05)	$(0.20)	$(0.08)
Diluted	$0.01	$(0.05)	$(0.20)	$(0.08)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,348,353	14,142,991	14,308,954	14,071,058
Diluted	14,348,353	14,142,991	14,308,954	14,071,058

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss)	$189	$(766)	$(2,832)	$(1,179)

Change in cumulative foreign currency translation adjustment	4,960	(1,259)	6,778	2,747

Total comprehensive income (loss)	$5,149	$(2,025)	$3,946	$1,568

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2016	14,498,737	$725	$73,116	$80,107	$(41,514)	(2,378)	$(25)	$112,409
Net loss	—	—	—	(2,832)	—	—	—	(2,832)
Change in cumulative foreign currency translation adjustment	—	—	—	—	6,778	—	—	6,778
Shares issued in connection with stock compensation plans	309,888	15	139	—	—	—	—	154
Stock-based compensation	—	—	1,382	—	—	—	—	1,382
Dividends declared	—	—	—	(590)	—	—	—	(590)
Treasury stock purchases	—	—	—	—	—	(35,528)	(312)	(312)
Balances, June 30, 2017	14,808,625	$740	$74,637	$76,685	$(34,736)	(37,906)	$(337)	$116,989

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,832)	$(1,179)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation (including capital lease amortization)	3,387	3,264
Amortization of purchased intangible assets	1,988	2,014
Amortization of deferred debt issuance costs	328	83
Stock-based compensation	1,382	1,121
Deferred income tax provision (benefit)	(7)	(732)
Gain (loss) on disposal of property, plant and equipment	(21)	12
Restructuring expenses	458	829
Change in:
Accounts receivable, net	(4,682)	7,120
Inventory, net	(1,069)	2,300
Prepaid expenses and other	(316)	(3,454)
Accounts payable	1,668	(5,901)
Customer advances	(1,369)	2,717
Accrued anti-dumping duties	(2,957)	80
Accrued expenses and other liabilities	909	168
Net cash provided by (used in) operating activities	(3,133)	8,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(2,167)	(1,226)
Proceeds on sale of property, plant and equipment	2	30
Change in other non-current assets	—	36
Net cash used in investing activities	(2,165)	(1,160)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	8,000	(4,000)
Payment on capital lease obligations	—	(3)
Payment of dividends	(584)	(571)
Payment of deferred debt issuance costs	(133)	—
Net proceeds from issuance of common stock to employees and directors	154	189
Treasury stock purchases	(260)	—
Net cash provided by (used in) financing activities	7,177	(4,385)

EFFECTS OF EXCHANGE RATES ON CASH	317	256

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,196	3,153
CASH AND CASH EQUIVALENTS, beginning of the period	6,419	6,291
CASH AND CASH EQUIVALENTS, end of the period	$8,615	$9,444

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

Income Taxes

The effective tax rate for each of the periods reported differs from the U.S. statutory rate due primarily to variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods, differences between the U.S. and foreign tax rates (which range from 20% to 35%) on earnings that have been permanently reinvested and changes to valuation allowances on our deferred tax assets.

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

In the U.S., tax audits for the years 2012 through 2015 were closed during the second quarter 2017, and no adjustments to the Company's tax provisions were proposed. In Germany, tax audits are currently in progress for the years 2011 through 2014. Our tax provisions reflect our best estimate of state, local, federal, and foreign taxes. However, the outcome of tax audits cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in the period such resolution occurs.

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

Computation and reconciliation of earnings per share of common stock are as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$189	$(766)	$(2,832)	$(1,179)
Less income allocated to RSAs	—	—	—	—
Net income (loss) allocated to common stock for EPS calculation	$189	$(766)	$(2,832)	$(1,179)

Denominator:
Weighted average common shares outstanding - basic	14,348,353	14,142,991	14,308,954	14,071,058
Dilutive stock-based compensation plans	—	—	—	—
Weighted average common shares outstanding - diluted	14,348,353	14,142,991	14,308,954	14,071,058

Net income (loss) allocated to common stock for EPS calculation:
Basic	$0.01	$(0.05)	$(0.20)	$(0.08)
Diluted	$0.01	$(0.05)	$(0.20)	$(0.08)

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, trade accounts receivable and payables, accrued expenses and lines of credit approximate their fair value.

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

Recent Accounting Pronouncements

In January 2017, the FASB issued a new accounting pronouncement to simplify the method of measuring a goodwill impairment charge in the event a reporting unit’s carrying amount exceeds its fair value. In those circumstances, the new standard requires the Company to recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. While management cannot predict if or when such an impairment charge may occur, or the amount of any potential impairment, management believes that this standard could result in lower impairment charges for the Company. The Company is required to adopt the new standard on January 1, 2020, with early adoption permitted. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position and results of operations.

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

In February 2016, the FASB issued an ASU which amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. This ASU will be effective beginning in the first quarter of 2019. Early adoption is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

Currently, using internal resources, management is analyzing contracts from the NobelClad and DynaEnergetics segments to determine the technical accounting conclusions and the impact on business processes and systems of the new revenue standard. In our NobelClad business, contracts are often for unique projects, but the vast majority of contracts contain standard terms and conditions. We have reviewed contracts representing a majority of NobelClad's revenue for the year ended December 31, 2016 and have preliminarily concluded that applying the new standard to those contracts would not have a material impact on our financial statements. In our DynaEnergetics business, we sell different products to a wide variety of customers, but the contracts also often contain similar terms and conditions. We have begun evaluating contracts from the DynaEnergetics segment and will finish our review during the second half of 2017.

The Company is continuing to evaluate the impacts of our pending adoption, and our preliminary assessments are subject to change.

3.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value. Cost elements included in inventory are material, labor, subcontract costs, and manufacturing overhead. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine reserve amounts, we regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Inventories consist of the following at June 30, 2017 and December 31, 2016 and include reserves of $3,015 and $4,226, respectively:

	June 30, 2017	December 31, 2016
Raw materials	$14,073	$10,926
Work-in-process	5,427	5,417
Finished goods	11,111	12,146
Supplies	282	344

	$30,893	$28,833

4.      GOODWILL

All of the goodwill is recorded within our NobelClad segment. The changes to the carrying amount of goodwill during the period are summarized below:

Goodwill balance at December 31, 2016	$16,097
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(247)
Adjustment due to exchange rate differences	1,317

Goodwill balance at June 30, 2017	$17,167

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of June 30, 2017:

	Gross	Accumulated Amortization	Net
Core technology	$19,206	$(9,350)	$9,856
Customer relationships	38,121	(33,335)	4,786
Trademarks / Trade names	2,061	(2,021)	40

Total intangible assets	$59,388	$(44,706)	$14,682

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2016:

	Gross	Accumulated Amortization	Net
Core technology	$17,751	$(8,165)	$9,586
Customer relationships	36,088	(29,965)	6,123
Trademarks / Trade names	1,903	(1,785)	118

Total intangible assets	$55,742	$(39,915)	$15,827

The change in the gross value of our purchased intangible assets from December 31, 2016 to June 30, 2017 was due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics reporting unit. After the goodwill was written off at December 31, 2015, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of June 30, 2017 and December 31, 2016, customer advances totaled $1,286 and $2,619, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Syndicated credit agreement:
U.S. Dollar revolving loan	$24,250	$16,250
Euro revolving loan	—	—

Long-term lines of credit	24,250	16,250
Less: debt issuance costs	323	518
Lines of credit	$23,927	$15,732

Syndicated Credit Agreement

As of December 31, 2016, we had a $75,000 syndicated credit agreement (“credit facility”) that allowed for revolving loans of $65,000 in U.S. dollars and $10,000 in alternative currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. The credit facility matures on February 23, 2020.

On March 6, 2017, we entered into a third amendment of our credit facility which, among other changes, reduced the amount of borrowings available under the credit facility, increased the maximum debt-to-EBITDA leverage ratio for the first, second, and third quarters of 2017, and also waived the applicability of the minimum debt service coverage ratio for the first, second, and third quarters of 2017, and added a minimum EBITDA covenant for those same periods and is inapplicable thereafter. The maturity of the credit facility did not change with the amendment.
After the amendment, our credit facility allows for borrowings up to $35,000, consisting of revolving loans of $30,000 in U.S. dollars and $5,000 in alternate currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €2,717 is available after considering outstanding letters of credit.

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

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios.  As of June 30, 2017, we were in compliance with all financial covenants and other provisions of our debt agreements.

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
Segment information is presented for the three and six months ended June 30, 2017 and 2016 as follows:

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net sales:
NobelClad	$20,369	$26,407	$37,303	$51,459
DynaEnergetics	26,821	14,910	48,849	30,390

Consolidated net sales	$47,190	$41,317	$86,152	$81,849

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Operating income (loss)
NobelClad	$2,322	$4,130	$2,716	$5,639
DynaEnergetics	1,998	(2,901)	2,040	(1,981)

Segment operating income	4,320	1,229	4,756	3,658

Unallocated corporate expenses	(1,527)	(1,443)	(3,698)	(3,444)
Stock-based compensation	(811)	(608)	(1,382)	(1,121)
Other income (expense), net	(949)	304	(529)	336
Interest expense	(330)	(397)	(836)	(561)
Interest income	—	1	1	2

Income (loss) before income taxes	$703	$(914)	$(1,688)	$(1,130)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Depreciation and amortization:
NobelClad	$1,006	$1,062	$1,994	$1,994
DynaEnergetics	1,704	1,703	3,381	3,284

Segment depreciation and amortization	$2,710	$2,765	$5,375	$5,278

During the six months ended June 30, 2017 and 2016, no one customer accounted for more than 10% of total net sales.

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

On March 11, 2016, the Company filed an appeal with the U.S. Court of International Trade (“CIT”) related to the Commerce Department’s scope ruling. On February 7, 2017, the CIT remanded the scope ruling to the Commerce Department to reconsider its determination. The Commerce Department filed its remand determination with the CIT on June 7, 2017 continuing to find that the Company's imports at issue are within the scope of the AD/CVD orders on OCTG from China. This determination is subject to the CIT's review in the ongoing appeal, which is continuing.

On December 27, 2016, we received notice from U.S. Customs that it may pursue penalties against us related to the AD/CVD issue and demanding tender of alleged loss of AD/CVD duties in an amount of $3,049, which was covered by our reserve. We filed a response to the notice on February 6, 2017 asserting our position that any decision to pursue penalties would be premature in light of the Remand Order and that penalties would not be appropriate under the applicable legal standards. On February 16, 2017, we received notice that U.S. Customs was seeking penalties in the amount of $14,783. U.S. Customs also reasserted its demand for tender of alleged loss of AD/CVD duties in the amount of $3,049. We tendered $3,049 in AD amounts (“Tendered Amounts”) on March 6, 2017 into a suspense account pending ultimate resolution of the AD/CVD case. We believe that this penalty assessment is premature and patently unreasonable in the face of the ongoing CIT appeal and that penalties are not appropriate under applicable legal standards. Further, even if penalties are found to be justified, we believe the amount of penalties asserted by U.S. Customs is unreasonable and subject to challenge on various grounds. We submitted a petition for relief and mitigation of penalties on May 17, 2017 asserting these and other points and seeking a stay of the penalty proceedings pending ultimate resolution of the CIT appeal and any further appeals. We are awaiting a response from U.S. Customs and U.S. Customs Headquarters on this petition.

For the six months ended June 30, 2017, the Company recorded $92 of interest on its reserve for AD/CVD duties, bringing the total reserved amount related to AD/CVD duties as of June 30, 2017 to $3,593. The Tendered Amounts were applied to reduce the reserve. The Company will continue to incur legal defense costs and could also be subject to additional interest and penalties. Accruals for the potential penalties discussed above are not reflected in our financial statements as of June 30, 2017 as we do not believe they are probable at this time.
Patent and Trademark Infringement

On September 22, 2015, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, TX, filed a patent and trademark infringement action against DynaEnergetics US, Inc., (“DynaEnergetics”), a wholly owned subsidiary of DMC, in the United States District Court for the Eastern District of Texas (“District Court”) regarding alleged infringement of US Patent No. 9,080,431 granted on July 14, 2015 (“the ‘431 patent”) and a related US trademark for REACTIVE, alleging that DynaEnergetics’ US sales of DPEXTM shaped charges infringe the ‘431 patent and the trademark. The '431 case went to trial in late March 2017, and on March 30, 2017, the jury found in favor of DynaEnergetics on all counts. A bench trial on related matters, including the trademark infringement action occurred on April 20, 2017, and the Court ordered cancellation of GEODynamics' REACTIVE trademark.

On July 1, 2016, GEODynamics filed a second patent infringement action against DynaEnergetics in District Court alleging infringement of US Patent No. 8,544,563 (“the ‘563 patent”), also based on DynaEnergetics’ US sales of DPEX shaped charges. DynaEnergetics denies validity and infringement of the ‘563 patent and plans to vigorously defend against this lawsuit. On September 20, 2016, DynaEnergetics filed an Inter Parties Review (IPR) against the ‘563 patent at the U.S. Patent Trial and Appeal Board (“PTAB”), requesting invalidation of the ’563 patent. On March 17, 2017, DynaEnergetics' IPR request was instituted by the PTAB and a decision is expected in early 2018. Trial on the '563 patent has been stayed pending resolution of the IPR.

On April 28, 2017, GEODynamics filed a third patent infringement action against DynaEnergetics in District Court alleging infringement of U.S. Patent No. 8,220,394 (“the ‘394 patent”), based on DynaEnergetics' sales of its DPEX and HaloFrac® shaped charges. DynaEnergetics denies validity and infringement of the ‘394 patent and plans to vigorously defend against this lawsuit.

We do not believe that the ‘563 patent, the '394 patent or infringement claims based on the patents are valid, and we do not believe it is probable that we will incur a material loss on the '563 matter or the '394 matter. However, if the District Court or a jury determines that either of the patents are valid and that DynaEnergetics has infringed them, it is reasonably possible that our financial statements could be materially affected. We are not able to provide a reasonable estimate of the range of loss, and we have not accrued for any such losses. Such an evaluation includes, among other things, a determination of the total number of infringing sales in the United States of the implicated systems; what a reasonable royalty, if any, might be under the circumstances; or, alternatively, the scope of damages and the relevant period for which damages would apply, if any.

10.      RESTRUCTURING

Since 2015, we executed several programs to enhance operating efficiencies across our businesses, including closing distribution and production centers, consolidating manufacturing to more cost-effective locations, and reducing corporate headcount.

DynaEnergetics Restructuring
In the second quarter of 2017, DynaEnergetics announced the closure of its operations in Kazakhstan after legislative changes increased our costs to do business while the overall sales in Kazakhstan were not significant to our results. Our decision to close this location will not change our strategy in the Commonwealth of Independent States (CIS) region or in the DynaEnergetics business. During the quarter, we recorded severance expense, wrote off remaining receivables, prepaid assets, and inventory, recorded an asset impairment to mark the fixed assets down to their salable value, and recorded to the statement of operations foreign exchange losses that had previously been recorded to the balance sheet through currency translation adjustments, due to the substantial liquidation of the entity. In the second quarter of 2016, DynaEnergetics reduced headcount in Troisdorf, Germany and Austin, Texas.
Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “restructuring expenses” line item in our consolidated statement of operations:

	Three and six months ended June 30, 2017
	Severance	Asset Impairment	Other Exit Costs	Total
DynaEnergetics	$20	143	295	$458

Total	$20	$143	$295	$458

	Three and six months ended June 30, 2016
	Severance	Contract Termination Costs	Equipment Moving Costs	Total
DynaEnergetics	$725	$16	$14	$755
Corporate	74	—	—	74

Total	$799	$16	$14	$829
During the six months ended June 30, 2017, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2016	Expense	Payments	June 30, 2017
Severance	$62	$20	$(62)	$20
Contract termination costs	112	—	(41)	71

Total	$174	$20	$(103)	$91

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that is included in our Annual Report filed on Form 10-K for the year ended December 31, 2016.

Unless stated otherwise, all currency amounts are presented in thousands of U.S. dollars (000s).

Overview

General

DMC Global Inc., formerly Dynamic Materials Corporation ("DMC"), operates two technical product and process business segments serving the energy, industrial and infrastructure markets. These segments, NobelClad and DynaEnergetics, operate globally through an international network of manufacturing, distribution and sales facilities.
 Our diversified segments each provide a suite of unique technical products to niche sectors of the global energy, industrial and infrastructure markets, and each has established a strong or leading position in the markets in which it participates. With an underlying focus on free-cash flow generation, our objective is to sustain and grow the market share of our businesses through increased market penetration, development of new applications, and research and development of new and adjacent products that can be sold across our global network of sales and distribution facilities. We routinely explore acquisitions of related businesses that could strengthen or add to our existing product portfolios, or expand our geographic footprint and market presence. We also seek acquisition opportunities outside our current markets that would complement our existing businesses and enable us to build a stronger and more diverse company.
NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad's backlog decreased to $27,725 at June 30, 2017 from $31,634 at December 31, 2016. Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

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

Factors Affecting Results

During the three and six months ended June 30, 2017, the following factors most affected our financial performance:

•
NobelClad’s sales of $20,369 in the second quarter of 2017 declined 23% from the second quarter of 2016 and increased 20% from the first quarter of 2017. The decline versus last year primarily was due to soft activity levels in NobelClad’s end markets and the impact of shipping specialized explosion-clad plates for a large semiconductor capital equipment project in East Asia in the second quarter of 2016.

•
DynaEnergetics sales of $26,821 in the second quarter of 2017 increased 80% compared with the second quarter of 2016 and 22% sequentially versus the first quarter of 2017. The improved top-line results reflects the continued recovery of the North American well completions market combined with the positive impact of DynaEnergetics’ research and development and product introduction programs during the downturn. Unit sales of the intrinsically-safe DynaSelect switch detonator increased 35% compared with the first quarter of 2017 and were at record levels for the fourth consecutive quarter. Demand also increased significantly for the factory-assembled, performance assured DynaStage perforating system, which has now been deployed by our customers in the five major U.S. onshore oil and gas basins as well as Canada. The business continues to ramp its DynaStage production and assembly capacity to address growing demand in the second half of 2017.

•
Consolidated gross profit of 30% in the second quarter of 2017 improved from 24% in the same period of 2016 and 27% in the first quarter of 2017. The sequential improvement primarily related to favorable project mix in NobelClad and higher average selling prices in DynaEnergetics.

•
Consolidated general and administrative expenses were $6,082 in the second quarter of 2017 compared with $4,389 in the second quarter of 2016. The increase primarily was due to higher outside legal expenses related to patent litigation in DynaEnergetics and increased salaries and wages.

•
Net debt (lines of credit less cash and cash equivalents) of $15,312 increased $5,999 from $9,313 at December 31, 2016. The increase in net debt primarily was attributable to borrowing to fund working capital requirements from higher demand at DynaEnergetics, the tender of $3,049 in AD/CVD amounts to U.S. Customs pending ultimate resolution of the AD/CVD case and, legal expenses in DynaEnergetics associated with the patent infringement litigation.

Business Outlook

•
Although sales at NobelClad in the second quarter of 2017 reflected continued soft end-market spending, the business continues to pursue an expanding range of large project opportunities believed to be nearing the award phase. After the close of the second quarter, NobelClad secured a $4 million clad-plate order related to a specialty chemical project in Asia. The order, which will be reflected in NobelClad’s third quarter of 2017 backlog, is one of several sizable chemical and petrochemical project opportunities the business believes purchase orders could be placed by customers later this year and into 2018. A potential $9 million project is among these opportunities. If awarded the shipment of any of these projects and recognition of revenue will likely occur in 2018.

•
Demand for our flagship products continues to expand in North America for our intrinsically-safe DynaSelectTM detonator and our factory-assembled DynaStage perforating system. The efficiencies and cost benefits delivered by DynaEnergetics’ family of high-value perforating products have enabled the business to maintain its price and margin recovery efforts, which will continue during the second half of the  year.

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

Consolidated Results of Operations

Three months ended June 30, 2017 compared with three months ended June 30, 2016

	Three months ended June 30,
	2017	2016	$ change	% change
Net sales	$47,190	$41,317	$5,873	14%
Gross profit	14,018	9,908	4,110	41%
Gross profit percentage	29.7%	24.0%
COSTS AND EXPENSES:
General and administrative expenses	6,082	4,389	1,693	39%
% of net sales	12.9%	10.6%
Selling and distribution expenses	4,492	4,497	(5)	—%
% of net sales	9.5%	10.9%
Amortization of purchased intangible assets	1,004	1,015	(11)	(1)%
% of net sales	2.1%	2.5%
Restructuring expenses	458	829	(371)	(45)%
Operating income (loss)	1,982	(822)	2,804	341%
Other income (expense), net	(949)	304	(1,253)	(412)%
Interest income (expense), net	(330)	(396)	66	17%
Income (loss) before income taxes	703	(914)	1,617	177%
Income tax provision (benefit)	514	(148)	662	447%
Net income (loss)	189	(766)	955	125%
Adjusted EBITDA	$5,961	$3,307	$2,654	80%

Net sales increased compared with 2016 as an 80% increase in DynaEnergetics primarily due to increased onshore unconventional drilling and completion activity in North America outweighed a 23% decline in NobelClad from lower project volume. NobelClad's results for the second quarter of 2016 included shipment of a large project related to specialized explosion clad plates to be used in the fabrication of equipment for a semiconductor material production facility in East Asia.

Gross profit percentage increased from favorable project mix in NobelClad and higher average selling prices and improved product mix in DynaEnergetics.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs, higher salaries and wages, and higher stock-based compensation expense.

Restructuring expenses for 2017 related to the announced closure of DynaEnergetics operations in Kazakhstan. For 2016 the restructuring expense related to severance for headcount reductions at DynaEnergetics locations in Troisdorf, Germany and Austin, Texas and the accelerated vesting of stock awards in connection with the elimination of certain positions.

Operating income (loss) increased compared with 2016 as favorable product mix within DynaEnergetics outweighed higher general and administrative expenses primarily related to ongoing patent infringement defense costs and lower sales volume in NobelClad.

Other income (expense), net in 2017 primarily relates to realized and unrealized foreign currency losses from the strengthening of the Euro against the US dollar and Russian Ruble while other income in 2016 primarily was due to realized and unrealized foreign currency gains. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net decreased compared with 2016 due to lower interest on average outstanding balance.

Income tax provision (benefit) We recorded income tax expense of $514 for the second quarter of 2017 compared with a benefit of $148 for the second quarter of 2016. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against deferred tax assets in those jurisdictions.

Net income (loss) for the three months ended June 30, 2017 was $189, or $0.01 per diluted share, compared with a net loss of $766, or $0.05 per diluted share, for the same period in 2016.

Adjusted EBITDA increased compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three months ended June 30,
	2017	2016
Net income (loss)	$189	$(766)
Interest expense	330	397
Interest income	—	(1)
Provision (benefit) for income taxes	514	(148)
Depreciation	1,706	1,750
Amortization of purchased intangible assets	1,004	1,015
EBITDA	3,743	2,247
Restructuring expenses	458	829
Stock-based compensation	811	535
Other (income) expense, net	949	(304)
Adjusted EBITDA	$5,961	$3,307

Six months ended June 30, 2017 compared with six months ended June 30, 2016

	Six months ended June 30,
	2017	2016	$ change	% change
Net sales	$86,152	$81,849	$4,303	5%
Gross profit	24,384	20,293	4,091	20%
Gross profit percentage	28.3%	24.8%
COSTS AND EXPENSES:
General and administrative expenses	13,288	9,837	3,451	35%
% of net sales	15.4%	12.0%
Selling and distribution expenses	8,974	8,520	454	5%
% of net sales	10.4%	10.4%
Amortization of purchased intangible assets	1,988	2,014	(26)	(1)%
% of net sales	2.3%	2.5%
Restructuring expenses	458	829	(371)	(45)%
Operating loss	(324)	(907)	583	64%
Other income (expense), net	(529)	336	(865)	(257)%
Interest income (expense), net	(835)	(559)	(276)	(49)%
Loss before income taxes	(1,688)	(1,130)	(558)	(49)%
Income tax provision	1,144	49	1,095	2,235%
Net loss	(2,832)	(1,179)	(1,653)	(140)%
Adjusted EBITDA	$6,891	$6,321	$570	9%

Net sales increased compared with 2016 due to a 61% increase in DynaEnergetics due to increased onshore unconventional drilling and completion activity in North America. This increase partially was offset by a 28% decline in

NobelClad from lower project volume including the impact of the shipment of the semiconductor-related project in the second quarter of 2016.

Gross profit percentage increased from higher averages selling prices and improved product mix in DynaEnergetics, combined with better project mix in NobelClad.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs as well as higher salaries and wages.

Selling and distribution expenses increased compared with 2016 principally due to an increase in salaries and benefits and higher outside services expenses.

Restructuring expenses for 2017 related to the announced closure of DynaEnergetics operations in Kazakhstan. For 2016 restructuring related to severance for headcount reductions at DynaEnergetics locations in Troisdorf, Germany and Austin, Texas and the accelerated vesting of stock awards in connection with the elimination of certain positions.

Operating loss decreased compared with 2016 as higher sales volume and favorable product mix outweighed increased general and administrative expense primarily related to ongoing patent infringement defense costs.

Other income (expense), net was primarily made up of realized and unrealized foreign currency losses in 2017 while in 2016 it principally consisted of realized and unrealized foreign currency gains. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized foreign currency transaction gains or losses at settlement of the transaction.

Interest income (expense), net increased compared with 2016 due to expensing $261 of deferred debt issuance costs in conjunction with amending our credit facility in March 2017.

Income tax provision We recorded income tax expense of $1,144 for the six months ended June 30, 2017 compared with $49 for the same period of 2016. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against deferred tax assets in those jurisdictions.

Net loss for the six months ended June 30, 2017 was $2,832, or $0.20 per diluted share, compared with a net loss of $1,179, or $0.08 per diluted share, for the same period in 2016.

Adjusted EBITDA increased compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Six months ended June 30,
	2017	2016
Net loss	$(2,832)	$(1,179)
Interest expense	836	561
Interest income	(1)	(2)
Provision for income taxes	1,144	49
Depreciation	3,387	3,264
Amortization of purchased intangible assets	1,988	2,014
EBITDA	4,522	4,707
Restructuring expenses	458	829
Stock-based compensation	1,382	1,121
Other (income) expense, net	529	(336)
Adjusted EBITDA	$6,891	$6,321

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

NobelClad

Three months ended June 30, 2017 compared with three months ended June 30, 2016

	Three months ended June 30,
	2017	2016	$ change	% change
Net sales	$20,369	$26,407	$(6,038)	(23)%
Gross profit	5,061	6,648	(1,587)	(24)%
Gross profit percentage	24.8%	25.2%
COSTS AND EXPENSES:
General and administrative expenses	958	863	95	11%
Selling and distribution expenses	1,687	1,559	128	8%
Amortization of purchased intangible assets	94	96	(2)	(2)%
Operating income	2,322	4,130	(1,808)	(44)%
Adjusted EBITDA	$3,328	$5,192	$(1,864)	(36)%

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

Gross profit percentage decreased slightly compared with 2016 primarily due to less favorable margins on the mix of projects.

General and administrative expenses increased compared with 2016 primarily due to increases in salaries and employee benefits due to increased headcount.

Selling and distribution expenses increased compared with 2016 primarily from an increase in salaries and benefits due to increased headcount in business growth positions.

Operating income decreased compared with 2016 primarily from lower project volume and higher selling and distribution expenses.

Adjusted EBITDA declined compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three months ended June 30,
	2017	2016
Operating income	$2,322	$4,130
Adjustments:
Depreciation	912	966
Amortization of purchased intangibles	94	96
Adjusted EBITDA	$3,328	$5,192

Six months ended June 30, 2017 compared with six months ended June 30, 2016

	Six months ended June 30,
	2017	2016	$ change	% change
Net sales	$37,303	$51,459	$(14,156)	(28)%
Gross profit	8,324	10,616	(2,292)	(22)%
Gross profit percentage	22.3%	20.6%
COSTS AND EXPENSES:
General and administrative expenses	1,996	1,848	148	8%
Selling and distribution expenses	3,427	2,938	489	17%
Amortization of purchased intangible assets	185	191	(6)	(3)%
Operating income	2,716	5,639	(2,923)	(52)%
Adjusted EBITDA	$4,710	$7,633	$(2,923)	(38)%

Net sales decreased compared with 2016 due to lower demand in NobelClad's end markets and timing differences with respect to when orders entered our backlog and the subsequent shipment of these orders. Additionally, during the second quarter of 2016, NobelClad shipped a large semiconductor-related project.

Gross profit percentage increased compared with 2016 primarily due to more favorable margins on the mix of projects.

General and administrative expenses increased compared with 2016 primarily due to increases in salaries and employee benefits due to increased headcount.

Selling and distribution expenses increased compared with 2016 primarily from an increase in salaries and benefits due to increased headcount in business growth positions and higher outside services expenses.

Operating income decreased compared with 2016 primarily from lower volume of projects and higher general and administrative as well as selling and distribution expenses.

Adjusted EBITDA declined compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Six months ended June 30,
	2017	2016
Operating income	$2,716	$5,639
Adjustments:
Depreciation	1,809	1,803
Amortization of purchased intangibles	185	191
Adjusted EBITDA	$4,710	$7,633

DynaEnergetics

Three months ended June 30, 2017 compared with three months ended June 30, 2016

	Three months ended June 30,
	2017	2016	$ change	% change
Net sales	$26,821	$14,910	$11,911	80%
Gross profit	9,033	3,323	5,710	172%
Gross profit percentage	33.7%	22.3%
COSTS AND EXPENSES:
General and administrative expenses	2,968	1,709	1,259	74%
Selling and distribution expenses	2,699	2,841	(142)	(5)%
Amortization of purchased intangible assets	910	919	(9)	(1)%
Restructuring expenses	458	755	(297)	(39)%
Operating income (loss)	1,998	(2,901)	4,899	169%
Adjusted EBITDA	$4,160	$(443)	$4,603	1,039%

Net sales were higher than 2016 primarily due to increased onshore unconventional drilling and completion activity in North America.

Gross profit percentage increased compared with 2016 due to higher average selling prices and improved product mix.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs.

Selling and distribution expenses decreased compared with 2016 primarily due to lower bad debt expense.

Restructuring expenses in 2017 related to the announced closure of operations in Kazakhstan. In 2016, restructuring related to severance for headcount reductions in Troisdorf, Germany and Austin, Texas and the accelerated vesting of stock awards in connection with the elimination of certain positions.

Operating income (loss) increased compared with 2016 due to favorable product mix, higher unit volume, and higher average selling prices, partially offset by increased general and administrative expenses.

Adjusted EBITDA increased compared with 2016 due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Three months ended June 30,
	2017	2016
Operating income (loss)	$1,998	$(2,901)
Adjustments:
Restructuring expenses	458	755
Depreciation	794	784
Amortization of purchased intangibles	910	919
Adjusted EBITDA	$4,160	$(443)

Six months ended June 30, 2017 compared with six months ended June 30, 2016

	Six months ended June 30,
	2017	2016	$ change	% change
Net sales	$48,849	$30,390	$18,459	61%
Gross profit	16,195	9,787	6,408	65%
Gross profit percentage	33.2%	32.2%
COSTS AND EXPENSES:
General and administrative expenses	6,528	3,771	2,757	73%
Selling and distribution expenses	5,366	5,419	(53)	(1)%
Amortization of purchased intangible assets	1,803	1,823	(20)	(1)%
Restructuring expenses	458	755	(297)	(39)%
Operating income (loss)	2,040	(1,981)	4,021	203%
Adjusted EBITDA	$5,879	$2,058	$3,821	186%

Net sales were higher than 2016 primarily due to increased onshore unconventional drilling and completion activity in North America combined with increased customer adoption of demand for our flagship products continues to expand, particularly in North America for our factory-assembled DynaStage perforating system and our intrinsically-safe DynaSelect detonator.

Gross profit percentage increased compared with 2016 due to higher average selling prices and favorable product mix.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs.

Restructuring expenses in 2017 related to the announced closure of operations in Kazakhstan. In 2016, restructuring related to severance for headcount reductions in Troisdorf, Germany and Austin, Texas and the accelerated vesting of stock awards in connection with the elimination of certain positions.

Operating income (loss) increased compared with 2016 due to favorable product mix, higher unit volume, and higher average selling prices, partially offset by increased general and administrative expenses.

Adjusted EBITDA increased compared with 2016 due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBIDTA.

	Six months ended June 30,
	2017	2016
Operating income (loss)	$2,040	$(1,981)
Adjustments:
Restructuring expenses	458	755
Depreciation	1,578	1,461
Amortization of purchased intangibles	1,803	1,823
Adjusted EBITDA	$5,879	$2,058

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

Debt facilities

As of December 31, 2016, we had a $75,000 syndicated credit agreement (“credit facility”) that allowed for revolving loans of $65,000 in U.S. dollars and $10,000 in alternative currencies as well as a $100,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. The credit facility matures on February 23, 2020.

On March 6, 2017, we entered into a third amendment of our credit facility which, among other changes, reduced the amount of borrowings available under the credit facility, increased the maximum debt-to-EBITDA leverage ratio for the first, second, and third quarters of 2017, and also waived the applicability of the minimum debt service coverage ratio for the first, second, and third quarters of 2017, and added a minimum EBITDA covenant for those same periods and is inapplicable thereafter. The minimum EBTIDA coverage covenant requires Consolidated Pro Forma EBITDA (as defined in the agreement) of at least $4,000 for the June 30, 2017 reporting period and at least $6,500 for the September 30, 2017 reporting period. The maturity of the credit facility did not change with the amendment.
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

As of June 30, 2017, U.S. dollar revolving loans of $24,250 were outstanding under our credit facility.  While we had approximately $10,750 of available revolving credit loan capacity as of June 30, 2017 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio ("leverage ratio") and a minimum EBITDA covenant ratio. The leverage ratio is defined in the credit facility, as amended, for any trailing four quarter period, as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the June 30, 2017 reporting period, the maximum leverage ratio permitted by our 2015 syndicated credit facility, as amended, was 5.00 to 1.0. The actual leverage ratio as of June 30, 2017, calculated in accordance with the credit facility, as amended, was 2.59 to 1.0. The minimum EBTIDA coverage covenant requires Consolidated Pro Forma EBITDA of at least $4,000 for the June 30, 2017 reporting period. The actual Consolidated Pro Forma EBITDA for the June 30, 2017 period, calculated in accordance with the credit facility, as amended, was $9,379.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of June 30, 2017, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance increased to $24,250 at June 30, 2017 from $16,250 at December 31, 2016. Our other contractual obligations and commitments have not materially changed since December 31, 2016.

Cash flows from operating activities

Net cash used in operating activities was $3,133 for the six months ended June 30, 2017 and was primarily due to increased working capital and tendering $3,049 in AD/CVD amounts to U.S. Customs in March 2017 pending ultimate resolution of the AD/CVD case.

Net cash provided by operating activities was $8,442 for the six months ended June 30, 2016. Net working capital improved $3,030 in the six months ended June 30, 2016 as an increase in customer advances and reduced accounts receivable outweighed increases in prepaid expenses and other accrued expenses and other liabilities and accounts payable

Cash flows from investing activities

Net cash flows used in investing activities for the six months ended June 30, 2017 were $2,165 and were primarily due to acquisitions of property, plant and equipment. Net cash flows used in investing activities for the six months ended June 30, 2016 totaled $1,160 and were primarily due to acquisitions of property, plant and equipment.

Cash flows from financing activities

Net cash flows provided by financing activities for the six months ended June 30, 2017 totaled $7,177, which included net borrowings on bank lines of credit of $8,000, payment of quarterly dividends of $584, treasury stock acquisitions of $260, and payment of $133 of deferred financing costs associated with refinancing our credit facility in March 2017.

Net cash flows used in financing activities for the six months ended June 30, 2016 totaled $4,385, which included net repayments on bank lines of credit of $4,000 and payment of quarterly dividends of $571.

Payment of Dividends

On May 17, 2017, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on July 17, 2017.  The dividend of $295 was payable to shareholders of record as of June 30, 2017.  We also paid quarterly cash dividends of $0.02 per share in the first quarter of 2017 and $0.02 per share in the first and second quarter of 2016.

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

In our Annual Report on Form 10-K, we disclosed that the fair value of our NobelClad reporting unit exceeded its carrying value by approximately 12%. As of June 30, 2017, there is a risk of future impairment charges if operating results underperform our estimates or other factors negatively impact our expectations of future results. We will continue to closely monitor impairment indicators throughout 2017.

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

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2017	1,033	$12.15
May 1 to May 31, 2017	932	$12.85
June 1 to June 30, 2017	3,477	$14.90
Total	5,442	$14.03

(1) All shares purchased in 2017 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2006 Stock Incentive Plan.
(2) As of June 30, 2017, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (516,300 shares).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolsprings property is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2017, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101    The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DMC Global Inc.
(Registrant)

Date:	July 27, 2017	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)