Form 10-Q
period 2017-09-30
DMC Global Inc.
filed 2017-10-26
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

The number of shares of Common Stock outstanding was 14,769,342 as of October 26, 2017.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding our expected financial position and operating results, the expected impacts of new accounting standards and the timing of our implementation thereof, our business strategy, expectations regarding NobelClad's end markets and activity levels, comments regarding expanding demand for DynaEnergetics' products, particularly DynaSelectTM and DynaStageTM, expected expansion plans in Blum, Texas, Troisdorf, Germany and Mt. Braddock, Pennsylvania, our liquidity position and factors impacting such position, including expectations regarding legal costs, and the outcome of any pending litigation or contingencies. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2016 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipment; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2017	2016
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,861	$6,419
Accounts receivable, net of allowance for doubtful accounts of $1,102 and $1,146, respectively	45,443	32,959
Inventory, net	31,489	28,833
Prepaid expenses and other	5,293	5,148

Total current assets	91,086	73,359

PROPERTY, PLANT AND EQUIPMENT	118,752	109,427
Less - accumulated depreciation	(59,167)	(52,294)

Property, plant and equipment, net	59,585	57,133

GOODWILL, net	—	16,097

PURCHASED INTANGIBLE ASSETS, net	13,980	15,827

OTHER ASSETS, net	215	139

TOTAL ASSETS	$164,866	$162,555
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2017	2016
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$15,794	$13,260
Accrued expenses	4,188	4,173
Accrued anti-dumping duties	3,585	6,550
Dividend payable	295	290
Accrued income taxes	958	548
Accrued employee compensation and benefits	5,437	3,307
Customer advances	2,772	2,619

Total current liabilities	33,029	30,747

LINES OF CREDIT	21,958	15,732

DEFERRED TAX LIABILITIES	1,040	1,448

OTHER LONG-TERM LIABILITIES	2,534	2,219

Total liabilities	58,561	50,146

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,769,342 and 14,496,359 shares outstanding, respectively	740	725
Additional paid-in capital	75,380	73,116
Retained earnings	62,330	80,107
Other cumulative comprehensive loss	(31,784)	(41,514)
Treasury stock, at cost; 39,783 and 2,378 shares, respectively	(361)	(25)

Total stockholders’ equity	106,305	112,409

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$164,866	$162,555

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
NET SALES	$52,161	$36,553	$138,314	$118,402
COST OF PRODUCTS SOLD	34,999	28,096	96,767	89,652
Gross profit	17,162	8,457	41,547	28,750
COSTS AND EXPENSES:
General and administrative expenses	6,535	5,685	19,821	15,522
Selling and distribution expenses	4,446	3,832	13,420	12,352
Amortization of purchased intangible assets	1,046	1,009	3,034	3,023
Restructuring expenses	—	373	458	1,202
Goodwill impairment charge	17,584	—	17,584	—
Total costs and expenses	29,611	10,899	54,317	32,099
OPERATING LOSS	(12,449)	(2,442)	(12,770)	(3,349)
OTHER INCOME (EXPENSE):
Other income (expense), net	(436)	(157)	(965)	178
Interest expense	(367)	(265)	(1,203)	(826)
Interest income	—	—	2	2
LOSS BEFORE INCOME TAXES	(13,252)	(2,864)	(14,936)	(3,995)
INCOME TAX PROVISION	812	272	1,956	321
NET LOSS	$(14,064)	$(3,136)	$(16,892)	$(4,316)

LOSS PER SHARE
Basic	$(0.98)	$(0.22)	$(1.18)	$(0.31)
Diluted	$(0.98)	$(0.22)	$(1.18)	$(0.31)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,368,225	14,195,921	14,333,452	14,105,594
Diluted	14,368,225	14,195,921	14,333,452	14,105,594

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net loss	$(14,064)	$(3,136)	$(16,892)	$(4,316)

Change in cumulative foreign currency translation adjustment	2,952	852	9,730	3,599

Total comprehensive loss	$(11,112)	$(2,284)	$(7,162)	$(717)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2016	14,498,737	$725	$73,116	$80,107	$(41,514)	(2,378)	$(25)	$112,409
Net loss	—	—	—	(16,892)	—	—	—	(16,892)
Change in cumulative foreign currency translation adjustment	—	—	—	—	9,730	—	—	9,730
Shares issued in connection with stock compensation plans	310,388	15	139	—	—	—	—	154
Stock-based compensation	—	—	2,125	—	—	—	—	2,125
Dividends declared	—	—	—	(885)	—	—	—	(885)
Treasury stock purchases	—	—	—	—	—	(37,405)	(336)	(336)
Balances, September 30, 2017	14,809,125	$740	$75,380	$62,330	$(31,784)	(39,783)	$(361)	$106,305

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,892)	$(4,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation (including capital lease amortization)	5,030	5,024
Amortization of purchased intangible assets	3,034	3,023
Amortization of deferred debt issuance costs	359	123
Stock-based compensation	2,125	1,599
Deferred income tax	(408)	(563)
Gain (loss) on disposal of property, plant and equipment	(46)	35
Restructuring expenses	458	1,202
Goodwill impairment charge	17,584	—
Change in:
Accounts receivable, net	(10,747)	10,480
Inventory, net	(1,221)	3,400
Prepaid expenses and other	20	(347)
Accounts payable	1,051	(3,166)
Customer advances	97	180
Accrued anti-dumping duties	(2,965)	128
Accrued expenses and other liabilities	3,039	1,037
Net cash provided by operating activities	518	17,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(3,299)	(4,070)
Proceeds on sale of property, plant and equipment	2	31
Change in other non-current assets	—	31
Net cash used in investing activities	(3,297)	(4,008)

CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings (repayments) on bank lines of credit, net	6,000	(12,250)
Payment on capital lease obligations	—	(3)
Payment of dividends	(880)	(861)
Payment of deferred debt issuance costs	(133)	—
Net proceeds from issuance of common stock to employees and directors	154	190
Treasury stock purchases	(336)	(21)
Net cash provided by (used in) financing activities	4,805	(12,945)

EFFECTS OF EXCHANGE RATES ON CASH	416	274

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,442	1,160
CASH AND CASH EQUIVALENTS, beginning of the period	6,419	6,291
CASH AND CASH EQUIVALENTS, end of the period	$8,861	$7,451

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

Earnings Per Share

Unvested awards of share-based payments with rights to receive dividends or dividend equivalents are considered participating securities for purposes of calculating earnings per share (“EPS”) during periods in which we have net income and require the use of the two class method for calculating EPS. Under this method, a portion of net income is allocated to these participating securities and therefore is excluded from the calculation of EPS allocated to common stock, as shown in the table below.

Computation and reconciliation of earnings per share of common stock are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Net loss	$(14,064)	$(3,136)	$(16,892)	$(4,316)
Less income allocated to RSAs	—	—	—	—
Net income (loss) allocated to common stock for EPS calculation	$(14,064)	$(3,136)	$(16,892)	$(4,316)

Denominator:
Weighted average common shares outstanding - basic	14,368,225	14,195,921	14,333,452	14,105,594
Dilutive stock-based compensation plans	—	—	—	—
Weighted average common shares outstanding - diluted	14,368,225	14,195,921	14,333,452	14,105,594

Net income (loss) allocated to common stock for EPS calculation:
Basic	$(0.98)	$(0.22)	$(1.18)	$(0.31)
Diluted	$(0.98)	$(0.22)	$(1.18)	$(0.31)

Fair Value of Financial Instruments

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We are required to use an established hierarchy for fair value measurements based upon the inputs to the valuation and the degree to which they are observable or not observable in the market. The three levels in the hierarchy are as follows:

•Level 1 — Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

•Level 2 — Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

•Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability. The highest priority is assigned to Level 1 inputs and the lowest priority to Level 3 inputs.

The carrying value of cash and cash equivalents, trade accounts receivable and payables, accrued expenses and lines of credit approximate their fair value.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we intend to classify these investments as Level 2 in the fair value hierarchy.

We did not did not hold any Level 3 assets or liabilities as of September 30, 2017 or December 31, 2016. The goodwill impairment charge recorded in the third quarter of 2017 was calculated using Level 3 inputs.

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

In January 2017, the FASB issued ASU 2017-04, “Simplifying the Test for Goodwill Impairment,” to simplify the method of measuring a goodwill impairment charge in the event a reporting unit’s carrying amount exceeds its fair value. In those circumstances, the new standard requires the Company to recognize an impairment charge for the amount by which the carrying amount of the reporting unit exceeds its fair value. The Company adopted this standard during the third quarter of 2017 and applied it in the test for goodwill impairment described in Note 4.

Recent Accounting Pronouncements

In October 2016, the FASB issued an ASU which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is in the process of evaluating the impact of adopting this standard on its consolidated financial statements.

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

In May 2014, the FASB issued an ASU to clarify the principles of recognizing revenue and to develop a common revenue standard and disclosure requirements for U.S. GAAP and IFRS. The pronouncement is effective for reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The standard can be adopted using either of two methods: (1) retrospective application to each prior reporting period presented with the option to elect certain practical expedients, as defined within the standard ("full retrospective") or (2) retrospective application with the cumulative effect of adoption recognized at the date of initial application and providing certain additional disclosures, as defined within the standard ("modified retrospective"). Management currently plans to adopt the ASU for the quarter ended March 31, 2018, as required by the standard, and plans to use the modified retrospective approach.

Currently, using internal resources, management is analyzing contracts from the NobelClad and DynaEnergetics segments to determine the technical accounting conclusions and the impact on business processes and systems of the new revenue standard. In our NobelClad business, contracts are often for unique projects, but the vast majority of contracts contain standard terms and conditions. In our DynaEnergetics business, we sell a range of products to a wide variety of customers, but the contracts also often contain similar terms and conditions. We have reviewed contracts representing a majority of NobelClad's and DynaEnergetics' revenue for the year ended December 31, 2016 and have preliminarily concluded that applying the new standard to those contracts would not have a material impact on our financial statements.

The Company is continuing to evaluate the impacts of our pending adoption, and our preliminary assessments are subject to change.

3.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) and net realizable value. Cost elements included in inventory are material, labor, freight, subcontract costs, and manufacturing overhead. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine reserve amounts, we regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Inventories consist of the following at September 30, 2017 and December 31, 2016 and include reserves of $2,985 and $4,226, respectively:

	September 30, 2017	December 31, 2016
Raw materials	$13,383	$10,926
Work-in-process	5,757	5,417
Finished goods	12,093	12,146
Supplies	256	344

	$31,489	$28,833

4.      GOODWILL

As of December 31, 2016, all of the goodwill was recorded within our NobelClad segment. The changes to the carrying amount of goodwill during the period are summarized below:

Goodwill balance at December 31, 2016	$16,097
Adjustment due to recognition of tax benefit of tax amortization of certain goodwill	(450)
Adjustment due to exchange rate differences	1,937
Goodwill impairment	(17,584)

Goodwill balance at September 30, 2017	$—

As required under ASC 350, “Goodwill and Other Intangible Assets”, we routinely review the carrying value of our net assets, including goodwill, to determine if any impairment has occurred. A quantitative assessment was conducted at June 30, 2017, at which time, based on existing conditions and management’s outlook, we determined there was no impairment. In the third quarter of 2017, activity in NobelClad’s primary end markets slowed considerably. NobelClad experienced a significant decline in its small size core maintenance bookings within the oil and gas industry. Additionally, certain large petrochemical projects previously forecasted to ship in the next twelve months were delayed, and uncertainty exists as to the ultimate timing of booking and shipping these potential orders. As a result, we determined that a potential indicator of goodwill impairment existed during the third quarter of 2017. We utilized an income approach (discounted cash flow analysis) to determine the fair value of the NobelClad reporting unit and concluded that our long-term forecasts were not materializing and needed to be revised downward. We believe the discounted cash flow approach is the most reliable indicator of fair value. The key assumptions used in the discounted cash flow analysis included, among other measures, expected future sales, operating income, working capital and capital expenditures. The discount rate was determined using a peer-based, risk-adjusted weighted average cost of capital.

We determined that the estimated fair value of the NobelClad reporting unit was less than its carrying value primarily due to the factors described above and their related impact on expected future cash flows. During the third quarter, we adopted ASU 2017-04 which amends and simplifies how an entity measures a goodwill impairment loss by eliminating step two from the goodwill impairment test. As the carrying value of the NobelClad reporting unit exceeded the fair value by more than the book value of goodwill, we recorded an impairment charge of $17,584 to fully impair the goodwill related to this reporting unit as of September 30, 2017.

For purchased intangible assets, we performed an assessment of the recoverability in accordance with the general valuation requirements set forth under ASC 360, “Accounting for the Impairment of Long-Lived Assets.” The result of this assessment indicated that no impairment existed for purchased intangible assets.

5.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets, other than goodwill, as of September 30, 2017:

	Gross	Accumulated Amortization	Net
Core technology	$19,831	$(9,924)	$9,907
Customer relationships	39,028	(34,955)	4,073
Trademarks / Trade names	2,133	(2,133)	—

Total intangible assets	$60,992	$(47,012)	$13,980

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2016:

	Gross	Accumulated Amortization	Net
Core technology	$17,751	$(8,165)	$9,586
Customer relationships	36,088	(29,965)	6,123
Trademarks / Trade names	1,903	(1,785)	118

Total intangible assets	$55,742	$(39,915)	$15,827

The change in the gross value of our purchased intangible assets from December 31, 2016 to September 30, 2017 was due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics reporting unit. After the goodwill was written off at December 31, 2015, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

6.      CUSTOMER ADVANCES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels.  As of September 30, 2017 and December 31, 2016, customer advances totaled $2,772 and $2,619, respectively, and originated from several customers.

7.      DEBT

Lines of credit consisted of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Syndicated credit agreement:
U.S. Dollar revolving loan	$22,250	$16,250
Euro revolving loan	—	—

Long-term lines of credit	22,250	16,250
Less: debt issuance costs	292	518
Lines of credit	$21,958	$15,732

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
After the amendment, our credit facility allows for borrowings up to $35,000, consisting of revolving loans of $30,000 in U.S. dollars and $5,000 in alternate currencies as well as a $25,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €2,478 is available after considering outstanding letters of credit.

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

Alternative currency borrowings under the amended credit facility can be in Canadian Dollars, Euros, Pounds Sterling and any other currency that is freely transferable and convertible to U.S. Dollars. Alternative currency borrowings denominated in Canadian Dollars shall be comprised of Canadian Dealer Offered Rate (“CDOR”) Loans or Canadian Prime Loans, at our option, and bear interest at the CDOR rate plus applicable margin or the applicable Canadian Prime Rate plus an applicable margin, respectively. Alternative currency borrowings denominated in Euros shall be comprised of Euro Interbank Offered Rate (“EURIBOR”) loans and bear interest at the EURIBOR rate plus an applicable margin. Alternative currency borrowings denominated in any other alternative currency shall be comprised of Eurocurrency loans and bear interest at the LIBOR rate plus an applicable margin.

LIBOR, EURIBOR, and CDOR applicable margins vary from 1.75% to 3.25%, and ABR and Canadian Prime applicable margins vary from 0.75% to 2.25%.

Loan Covenants and Restrictions

Our existing loan agreements include various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified financial ratios. As of September 30, 2017, we were in compliance with all financial covenants and other provisions of our debt agreements.

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
Segment information is presented for the three and nine months ended September 30, 2017 and 2016 as follows:

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net sales:
NobelClad	$16,841	$16,915	$54,145	$68,374
DynaEnergetics	35,320	19,638	84,169	50,028

Consolidated net sales	$52,161	$36,553	$138,314	$118,402

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating income (loss)
NobelClad	$(17,030)	$701	$(14,313)	$6,340
DynaEnergetics	6,867	(977)	8,908	(2,959)

Segment operating income (loss)	(10,163)	(276)	(5,405)	3,381

Unallocated corporate expenses	(1,543)	(1,614)	(5,240)	(5,057)
Stock-based compensation	(743)	(552)	(2,125)	(1,673)
Other income (expense), net	(436)	(157)	(965)	178
Interest expense	(367)	(265)	(1,203)	(826)
Interest income	—	—	2	2

Loss before income taxes	$(13,252)	$(2,864)	$(14,936)	$(3,995)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Depreciation and amortization:
NobelClad	$932	$1,006	$2,927	$3,000
DynaEnergetics	1,757	1,763	5,137	5,047

Segment depreciation and amortization	$2,689	$2,769	$8,064	$8,047

During the nine months ended September 30, 2017 and 2016, no one customer accounted for more than 10% of total net sales.

9.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to euro, the U.S. dollar to Canadian dollar, the euro to the Russian ruble, and, to a lesser extent, other currencies, arising from inter-company and third party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in "Other income (expense), net" within our Condensed Consolidated Statements of Operations.

We execute derivatives with a specialized foreign exchange brokerage firm. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements, and thus we perform a review of the credit risk of our counterparties at the inception of the contract and on an ongoing basis. We anticipate that our counterparties will be able to fully satisfy their obligations under the agreements but will take action if doubt arises regarding the counterparties' ability to perform.

As of September 30, 2017, the notional amounts of the forward contracts the Company held to purchase currencies were $19,297, and the notional amounts of forward contracts the Company held to sell currencies were $2,910. The fair values of outstanding foreign currency forward contracts were not material at September 30, 2017.

The following table presents the location and amount of net gains (losses) from hedging activities for the three and nine months ended September 30, 2017 and 2016:

	Gain/(Loss) Recognized in Income on Derivatives
		Amount
		Three months ended September 30,		Nine months ended September 30,
Derivatives	Income Statement Location	2017	2016	2017	2016
Foreign currency contracts	Other income (expense), net	$(193)	$—	$(193)	$—
Total gain (loss)		$(193)	$—	$(193)	$—

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

For the nine months ended September 30, 2017, the Company recorded $84 of interest on its reserve for AD/CVD duties, bringing the total reserved amount related to AD/CVD duties as of September 30, 2017 to $3,585. The Tendered Amounts were applied to reduce the reserve. The Company will continue to incur legal defense costs and could also be subject to additional interest and penalties. Accruals for the potential penalties discussed above are not reflected in our financial statements as of September 30, 2017 as we do not believe they are probable at this time.
Patent and Trademark Infringement

On September 22, 2015, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, TX, filed a patent and trademark infringement action against DynaEnergetics US, Inc., (“DynaEnergetics”), a wholly owned subsidiary of DMC, in the United States District Court for the Eastern District of Texas (“District Court”) regarding alleged infringement of US Patent No. 9,080,431 granted on July 14, 2015 (the “431 patent”) and a related US trademark for REACTIVE, alleging that DynaEnergetics’ US sales of DPEXTM shaped charges infringe the ‘431 patent and the trademark. The 431 case went to trial in late March 2017, and on March 30, 2017, the jury found in favor of DynaEnergetics on all counts. A bench trial on related matters, including the trademark infringement action occurred on April 20, 2017, and the Court ordered cancellation of GEODynamics' REACTIVE trademark.

On July 1, 2016, GEODynamics filed a second patent infringement action against DynaEnergetics in District Court alleging infringement of US Patent No. 8,544,563 (the “563 patent”), also based on DynaEnergetics’ US sales of DPEX shaped charges. DynaEnergetics denies validity and infringement of the 563 patent and plans to vigorously defend against this lawsuit. On September 20, 2016, DynaEnergetics filed an Inter Parties Review (IPR) against the 563 patent at the U.S. Patent Trial and Appeal Board (“PTAB”), requesting invalidation of the 563 patent. On March 17, 2017, DynaEnergetics' IPR request was instituted by the PTAB, and a decision is expected in early 2018. Trial on the 563 patent has been stayed pending resolution of the IPR.

On April 28, 2017, GEODynamics filed a third patent infringement action against DynaEnergetics in District Court alleging infringement of U.S. Patent No. 8,220,394 (the “394 patent”), based on DynaEnergetics' sales of its DPEX and HaloFrac® shaped charges. DynaEnergetics denies validity and infringement of the 394 patent and plans to vigorously defend against this lawsuit. On June 9, 2017, DynaEnergetics filed a motion to dismiss for improper venue, or in the alternative to change venue, and the District Court’s decision is pending. On August 28, 2017, DynaEnergetics filed an IPR against the 394 patent at the PTAB, requesting invalidation of the 394 patent.

On August 21, 2017, GEODynamics filed a patent infringement action against DynaEnergetics GmbH & Co. KG and DynaEnergetics Beteiligungs GmbH, both wholly owned subsidiaries of DMC (collectively, “DynaEnergetics EU”), in the Regional Court of Düsseldorf, Germany, alleging infringement of European patent EP 1 671 013 B1 granted on June 29, 2011, a patent related to the 394 patent (the “EP 013 patent”), based on the manufacturing, sale and marketing of DPEX shaped charges in Germany. DynaEnergetics EU denies validity and infringement of the EP 013 patent and plans to vigorously defend against this lawsuit.

We do not believe that the 563 patent, the 394 patent, the EP 013 patent or infringement claims based on the patents are valid, and we do not believe it is probable that we will incur a material loss on the 563 matter, the 394 matter or the EP 013 matter. However, if it is determined that the patents are valid and that DynaEnergetics or DynaEnergetics EU, as applicable, has infringed them, it is reasonably possible that our financial statements could be materially affected. We are not able to provide a reasonable estimate of the range of loss, and we have not accrued for any such losses. Such an evaluation includes, among other things, a determination of the total number of infringing sales in the United States or infringing products manufactured in Germany, as applicable, what a reasonable royalty, if any, might be under the circumstances; or, alternatively, the scope of damages and the relevant period for which damages would apply, if any.

11.      RESTRUCTURING

There was no restructuring activity in the third quarter of 2017. In the second quarter of 2017, DynaEnergetics announced the closure of its operations in Kazakhstan after legislative changes increased our costs to do business while the overall sales in Kazakhstan were not significant to our results. During the quarter, we recorded severance expense, wrote off remaining receivables, prepaid assets, and inventory, recorded an asset impairment to mark the fixed assets down to their salable value, and recorded to the statement of operations foreign exchange losses that had previously been recorded to the balance sheet through currency translation adjustments, due to the substantial liquidation of the entity. In the second quarter of 2016, DynaEnergetics reduced headcount in Troisdorf, Germany and Austin, Texas.
Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “restructuring expenses” line item in our Condensed Consolidated Statement of Operations:

	Nine months ended September 30, 2017
	Severance	Asset Impairment	Other Exit Costs	Total
DynaEnergetics	$20	$143	$295	$458

Total	$20	$143	$295	$458

	Three months ended September 30, 2016
	Severance	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$(41)	$370	$1	$43	$373

Total	$(41)	$370	$1	$43	$373

	Nine months ended September 30, 2016
	Severance	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$684	$386	$15	$43	$1,128
Corporate	74	—	—	—	74

Total	$758	$386	$15	$43	$1,202
During the nine months ended September 30, 2017, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2016	Expense	Payments and Other Adjustments	September 30, 2017
Severance	$62	$20	$(62)	$20
Contract termination costs	112	—	(102)	10

Total	$174	$20	$(164)	$30

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
NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a large portion of the demand for our clad metal products is driven by new plant construction and large plant expansion projects, maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business.  We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time.  Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad's backlog increased to $31,994 at September 30, 2017 from $31,634 at December 31, 2016. Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

In the third quarter of 2017, activity in NobelClad’s primary end markets slowed considerably. NobelClad experienced a significant decline in its small size core maintenance bookings within the oil and gas industry. Additionally, certain large petrochemical projects previously forecasted to ship in the next twelve months were delayed, and uncertainty exists as to the ultimate timing of booking and shipping these potential orders. As a result, we determined that a potential indicator of goodwill impairment existed during the third quarter of 2017. We utilized an income approach (discounted cash flow analysis) to determine the fair value of the NobelClad reporting unit and concluded that our long-term forecasts were not materializing and needed to be revised downward. We determined that the estimated fair value of the NobelClad reporting unit was less than its carrying value due primarily to the factors described above and their related impact on expected future cash flows. As the carrying value of the NobelClad reporting unit exceeded the fair value by more than the book value of goodwill, we recorded an impairment charge of $17,584 to fully impair the goodwill related to this reporting unit as of September 30, 2017.

DynaEnergetics

DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally to perforate oil and gas wells. These products are sold to large, mid-sized, and small oilfield service companies in the U.S., Europe, Canada, South America, Africa, the Middle East, Russia, and Asia. DynaEnergetics also sells directly to end-users. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Exploration activity over the last several years has led to increasingly complex well completion operations, which in turn, has increased the demand for high quality and technically advanced perforating products.

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies, freight and other manufacturing overhead expenses.

Factors Affecting Results

During the three and nine months ended September 30, 2017, the following factors most affected our financial performance:

•
DynaEnergetics sales of $35,320 in the third quarter of 2017 increased 80% compared with the third quarter of 2016 and increased 32% sequentially versus the second quarter of 2017. Despite a slowdown in the growth of the U.S. onshore rig count, the unconventional well-completions sector remained very active during the third quarter of 2017, reflecting increased completion intensity and longer laterals. This fueled strong demand for DynaEnergetics’ intrinsically safe perforating products, which include the DynaSelect detonator and the factory-assembled, performance-assured DynaStage system.

•
NobelClad’s sales of $16,841 in the third quarter of 2017 were essentially flat compared to the third quarter of 2016 and decreased 17% from the second quarter of 2017. In 2017, weak capital spending in NobelClad's industrial infrastructure and energy markets has led to a downturn in both large-project orders and smaller repair and maintenance work.

•	A non-cash goodwill impairment charge of $17,584 was recorded in third quarter of 2017 related to the NobelClad reporting unit.

•
Consolidated gross profit of 33% in the third quarter of 2017 improved from 23% in the same period of 2016 and 30% in the second quarter of 2017. The sequential improvement primarily related to a higher proportion of DynaEnergetics sales relative to NobelClad sales, coupled with higher average selling prices and improved product mix in DynaEnergetics.

•
Consolidated general and administrative expenses were $6,535 in the third quarter of 2017 compared with $5,685 in the third quarter of 2016. The increase primarily was due to higher patent litigation expenses in DynaEnergetics and increased salaries and wages.

•
Net debt (lines of credit less cash and cash equivalents) of $13,097 decreased $2,215 sequentially from $15,312 at June 30, 2017 and increased $3,784 from $9,313 at December 31, 2016. The increase in net debt from December 31, 2016 primarily was attributable to borrowing to fund working capital requirements from sales growth in DynaEnergetics, the tender of $3,049 in anti-dumping duty and countervailing duty (AD/CVD) amounts to U.S. Customs pending ultimate resolution of the AD/CVD case and legal expenses in DynaEnergetics associated with the patent infringement litigation.

Business Outlook

•
To address the accelerating demand for its intrinsically-safe perforating products, DynaEnergetics recently announced plans to significantly expand the manufacturing and assembly capacity of its DynaSelect, DynaStage and shaped charge product lines. A new 40,000 square foot manufacturing center is scheduled to open during the third quarter of 2018 in Blum, Texas, where the business is expected to double its shaped charge production capacity. A second automated DynaSelect detonator line is planned to be installed next year at DynaEnergetics’ facility in Troisdorf Germany, and the business also plans to re-open its DynaStage assembly center in Mt. Braddock Pennsylvania in the fourth quarter of 2017.

•
The recent decline in NobelClad’s core repair and maintenance orders from the downstream energy industry has continued into the fourth quarter of 2017. In October 2017, NobelClad received a $7.4 million purchase order related to a petrochemical project in Asia. The order will be reflected in NobelClad's fourth quarter backlog.

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

Net Debt is a non-GAAP measure we use to supplement information in our Condensed Consolidated Financial Statements. We define net debt as lines of credit less cash and cash equivalents. In addition to conventional measures prepared in accordance with GAAP, the Company uses this information to evaluate its performance, and we believe that certain investors may do the same.

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

Consolidated Results of Operations

Three months ended September 30, 2017 compared with three months ended September 30, 2016

	Three months ended September 30,
	2017	2016	$ change	% change
Net sales	$52,161	$36,553	$15,608	43%
Gross profit	17,162	8,457	8,705	103%
Gross profit percentage	32.9%	23.1%
COSTS AND EXPENSES:
General and administrative expenses	6,535	5,685	850	15%
% of net sales	12.5%	15.6%
Selling and distribution expenses	4,446	3,832	614	16%
% of net sales	8.5%	10.5%
Amortization of purchased intangible assets	1,046	1,009	37	4%
% of net sales	2.0%	2.8%
Restructuring expenses	—	373	(373)	(100)%
Goodwill impairment charge	17,584	—	17,584	—%
Operating loss	(12,449)	(2,442)	(10,007)	(410)%
Other expense, net	(436)	(157)	(279)	(178)%
Interest income (expense), net	(367)	(265)	(102)	(38)%
Loss before income taxes	(13,252)	(2,864)	(10,388)	(363)%
Income tax provision (benefit)	812	272	540	199%
Net loss	(14,064)	(3,136)	(10,928)	(348)%
Adjusted EBITDA	$8,567	$1,178	$7,389	627%

Net sales increased compared with 2016 primarily due to an 80% increase in DynaEnergetics' net sales from increased demand for its intrinsically-safe, addressable initiating systems, coupled with an active unconventional well-completion industry in North America.

Gross profit percentage increased from a higher proportion of DynaEnergetics’ net sales relative to NobelClad and better price and product mix in DynaEnergetics.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs, higher salaries and wages, and higher stock-based compensation expense.

Selling and distribution increased compared with 2016 primarily due to higher salaries and wages.

Restructuring expenses in 2016 included severance adjustments related to headcount reductions announced in prior quarters, lease termination costs to exit administrative offices in Austin, Texas, and costs related to relocation of perforating gun manufacturing in Germany.

Goodwill impairment charge relates to fully impairing NobelClad's goodwill balance.

Operating loss increased compared with 2016 primarily due to the goodwill impairment charge, which partially was offset by improved earnings in our DynaEnergetics segment.

Other expense, net in 2017 and 2016 primarily relates to realized and unrealized foreign currency losses. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in "Other income (expense), net" within our Condensed Consolidated Statements of Operations.

Interest income (expense), net increased compared with 2016 due to higher interest rates on a higher average outstanding line of credit balance.

Income tax provision of $812 for the third quarter of 2017 compared with a provision of $272 for the third quarter of 2016. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against deferred tax assets in those jurisdictions.

Net loss for the three months ended September 30, 2017 was $14,064, or $0.98 per diluted share, compared with $3,136, or $0.22 per diluted share, for the same period in 2016.

Adjusted EBITDA increased compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2017	2016
Net loss	$(14,064)	$(3,136)
Interest expense	367	265
Interest income	—	—
Provision for income taxes	812	272
Depreciation	1,643	1,760
Amortization of purchased intangible assets	1,046	1,009
EBITDA	(10,196)	170
Restructuring expenses	—	373
Goodwill impairment charge	17,584	—
Stock-based compensation	743	478
Other (income) expense, net	436	157
Adjusted EBITDA	$8,567	$1,178

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

	Nine months ended September 30,
	2017	2016	$ change	% change
Net sales	$138,314	$118,402	$19,912	17%
Gross profit	41,547	28,750	12,797	45%
Gross profit percentage	30.0%	24.3%
COSTS AND EXPENSES:
General and administrative expenses	19,821	15,522	4,299	28%
% of net sales	14.3%	13.1%
Selling and distribution expenses	13,420	12,352	1,068	9%
% of net sales	9.7%	10.4%
Amortization of purchased intangible assets	3,034	3,023	11	—%
% of net sales	2.2%	2.6%
Restructuring expenses	458	1,202	(744)	(62)%
Goodwill impairment charge	17,584	—	17,584	—%
Operating loss	(12,770)	(3,349)	(9,421)	(281)%
Other income (expense), net	(965)	178	(1,143)	(642)%
Interest income (expense), net	(1,201)	(824)	(377)	(46)%
Loss before income taxes	(14,936)	(3,995)	(10,941)	(274)%
Income tax provision	1,956	321	1,635	509%
Net loss	(16,892)	(4,316)	(12,576)	(291)%
Adjusted EBITDA	$15,461	$7,499	$7,962	106%

Net sales increased compared with 2016 due to a 68% increase in DynaEnergetics' net sales due to increased onshore unconventional drilling and completion activity in North America and strong demand for DynaEnergetics' intrinsically-safe, addressable initiating systems. This increase partially was offset by a 21% decline in NobelClad's net sales from a recent decline in core repair and maintenance orders from the downstream energy industry and absence of large-project bookings in 2017. In the second quarter of 2016 NobelClad shipped a large semiconductor-related project.

Gross profit percentage increased from higher average selling prices and improved product mix in DynaEnergetics, combined with better project mix in NobelClad.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs as well as higher salaries and wages.

Selling and distribution expenses increased compared with 2016 principally due to an increase in salaries and benefits and higher outside services expenses.

Restructuring expenses for 2017 related to the announced closure of DynaEnergetics operations in Kazakhstan. In 2016, restructuring expenses related to severance for headcount reductions at DynaEnergetics locations in Troisdorf, Germany and Austin, Texas, lease termination costs to exit administrative offices in Austin, Texas, costs related to relocation of perforating gun manufacturing in Germany, and the accelerated vesting of stock awards in connection with the elimination of certain positions.

Goodwill impairment charge relates to fully impairing NobelClad's goodwill balance.

Operating loss increased compared with 2016 due to the goodwill impairment charge. However, the charge was offset by higher sales volume and favorable product mix in DynaEnergetics.

Other income (expense), net in 2017 primarily was made up of realized and unrealized foreign currency losses. In 2016, other income (expense), net principally consisted of realized and unrealized foreign currency gains. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency.

Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts, generally with maturities of one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in "Other income (expense), net" within our Condensed Consolidated Statements of Operations.

Interest income (expense), net increased compared with 2016 primarily due to expensing $261 of deferred debt issuance costs in conjunction with amending our credit facility in March 2017 combined with higher interest rates on a higher average outstanding line of credit balance.

Income tax provision of $1,956 for the nine months ended September 30, 2017 compared with $321 for the same period of 2016. We currently are unable to recognize tax benefits associated with losses incurred in certain jurisdictions due to valuation allowances recorded against deferred tax assets in those jurisdictions.

Net loss for the nine months ended September 30, 2017 was $16,892, or $1.18 per diluted share, compared to $4,316, or $0.31 per diluted share, for the same period in 2016.

Adjusted EBITDA increased compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2017	2016
Net loss	$(16,892)	$(4,316)
Interest expense	1,203	826
Interest income	(2)	(2)
Provision for income taxes	1,956	321
Depreciation	5,030	5,024
Amortization of purchased intangible assets	3,034	3,023
EBITDA	(5,671)	4,876
Restructuring expenses	458	1,202
Goodwill impairment charge	17,584	—
Stock-based compensation	2,125	1,599
Other (income) expense, net	965	(178)
Adjusted EBITDA	$15,461	$7,499

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

NobelClad

Three months ended September 30, 2017 compared with three months ended September 30, 2016

	Three months ended September 30,
	2017	2016	$ change	% change
Net sales	$16,841	$16,915	$(74)	—%
Gross profit	3,560	3,112	448	14%
Gross profit percentage	21.1%	18.4%
COSTS AND EXPENSES:
General and administrative expenses	1,210	907	303	33%
Selling and distribution expenses	1,696	1,409	287	20%
Amortization of purchased intangible assets	100	95	5	5%
Goodwill impairment charge	17,584	—	17,584	—%
Operating income (loss)	(17,030)	701	(17,731)	(2,529)%
Adjusted EBITDA	$1,486	$1,707	$(221)	(13)%

Net sales were flat compared with 2016.

Gross profit percentage increased compared with 2016 primarily due to better margins on the mix of projects in the current year.

General and administrative expenses increased compared with 2016 primarily due to higher salaries and employee benefits.

Selling and distribution expenses increased compared with 2016 primarily from higher salaries and benefits due to increased investment in business growth resources.

Goodwill impairment charge relates to fully impairing NobelClad's goodwill balance.

Operating loss was $17,030 primarily due to the goodwill impairment charge.

Adjusted EBITDA declined compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2017	2016
Operating income (loss)	$(17,030)	$701
Adjustments:
Goodwill impairment charge	17,584	—
Depreciation	832	911
Amortization of purchased intangibles	100	95
Adjusted EBITDA	$1,486	$1,707

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

	Nine months ended September 30,
	2017	2016	$ change	% change
Net sales	$54,145	$68,374	$(14,229)	(21)%
Gross profit	11,885	13,728	(1,843)	(13)%
Gross profit percentage	22.0%	20.1%
COSTS AND EXPENSES:
General and administrative expenses	3,206	2,754	452	16%
Selling and distribution expenses	5,123	4,348	775	18%
Amortization of purchased intangible assets	285	286	(1)	—%
Goodwill impairment charge	17,584	—	17,584	—%
Operating income (loss)	(14,313)	6,340	(20,653)	(326)%
Adjusted EBITDA	$6,198	$9,340	$(3,142)	(34)%

Net sales decreased compared with 2016 due to a recent decline in core repair and maintenance orders from the downstream energy industry and absence of large-project bookings in 2017. Additionally, during the second quarter of 2016, NobelClad shipped a large semiconductor-related project.

Gross profit percentage increased compared with 2016 primarily due to better margins on the mix of projects in the current year.

General and administrative expenses increased compared with 2016 primarily due to higher salaries and employee benefits.

Selling and distribution expenses increased compared with 2016 primarily from higher salaries and benefits due to increased investment in business growth resources and higher outside services expenses.

Goodwill impairment charge relates to fully impairing NobelClad's goodwill balance.

Operating loss was $14,313 primarily due to the goodwill impairment charge combined with lower project volume and higher general and administrative as well as selling and distribution expenses.

Adjusted EBITDA declined compared with 2016 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2017	2016
Operating income (loss)	$(14,313)	$6,340
Adjustments:
Goodwill impairment charge	17,584	—
Depreciation	2,642	2,714
Amortization of purchased intangibles	285	286
Adjusted EBITDA	$6,198	$9,340

DynaEnergetics

Three months ended September 30, 2017 compared with three months ended September 30, 2016

	Three months ended September 30,
	2017	2016	$ change	% change
Net sales	$35,320	$19,638	$15,682	80%
Gross profit	13,668	5,399	8,269	153%
Gross profit percentage	38.7%	27.5%
COSTS AND EXPENSES:
General and administrative expenses	3,186	2,739	447	16%
Selling and distribution expenses	2,669	2,350	319	14%
Amortization of purchased intangible assets	946	914	32	4%
Restructuring expenses	—	373	(373)	(100)%
Operating income (loss)	6,867	(977)	7,844	803%
Adjusted EBITDA	$8,624	$1,159	$7,465	644%

Net sales were higher than in 2016 primarily due to increased demand for its intrinsically-safe, addressable initiating systems, coupled with an active unconventional well-completion industry in North America.

Gross profit percentage increased compared with 2016 due to higher average selling prices, improved product mix and the favorable impact of higher volume on fixed overhead expenses.

General and administrative expenses increased compared with 2016 primarily due to higher outside legal expenses related to patent infringement defense costs as well as increases in salaries and employee benefits.

Selling and distribution expenses increased compared with 2016 primarily due to higher salaries and employee benefits.

Restructuring expenses in 2016 included severance adjustments related to headcount reductions announced in prior quarters, lease termination costs to exit administrative offices in Austin, Texas, and relocation of perforating gun manufacturing in Germany.

Operating income was $6,867 due to higher unit volume, favorable product mix and higher average selling prices, partially offset by increased general and administrative expenses and selling and distribution expenses.

Adjusted EBITDA increased compared with 2016 due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2017	2016
Operating income (loss)	$6,867	$(977)
Adjustments:
Restructuring expenses	—	373
Depreciation	811	849
Amortization of purchased intangibles	946	914
Adjusted EBITDA	$8,624	$1,159

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016

	Nine months ended September 30,
	2017	2016	$ change	% change
Net sales	$84,169	$50,028	$34,141	68%
Gross profit	29,863	15,187	14,676	97%
Gross profit percentage	35.5%	30.4%
COSTS AND EXPENSES:
General and administrative expenses	9,713	6,510	3,203	49%
Selling and distribution expenses	8,035	7,771	264	3%
Amortization of purchased intangible assets	2,749	2,737	12	—%
Restructuring expenses	458	1,128	(670)	(59)%
Operating income (loss)	8,908	(2,959)	11,867	401%
Adjusted EBITDA	$14,503	$3,216	$11,287	351%

Net sales were higher than in 2016 primarily due to increased onshore unconventional drilling and completion activity in North America and strong demand for DynaEnergetics' intrinsically-safe, addressable initiating systems.

Gross profit percentage increased compared with 2016 due to higher average selling prices, improved product mix and the favorable impact of higher volume on fixed overhead expenses.

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

Operating income was $8,908 due to higher unit volume, favorable product mix and higher average selling prices, partially offset by increased general and administrative expenses.

Adjusted EBITDA increased compared with 2016 due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2017	2016
Operating income (loss)	$8,908	$(2,959)
Adjustments:
Restructuring expenses	458	1,128
Depreciation	2,388	2,310
Amortization of purchased intangibles	2,749	2,737
Adjusted EBITDA	$14,503	$3,216

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

Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) sell products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Also, continued heightened litigation costs could negatively impact our ability to meet future cash requirements. Furthermore, any restriction on the availability of borrowings under our credit facilities could also negatively affect our ability to meet future cash requirements. In March 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which has been declared effective, and on which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. Our ability to access this capital may be limited by market conditions at the time of any future potential offering. There can be no assurance that any such capital will be available on acceptable terms or at all.

Debt facilities

As of December 31, 2016, we had a $75,000 syndicated credit agreement (“credit facility”) that allowed for revolving loans of $65,000 in U.S. dollars and $10,000 in alternative currencies as well as a $25,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. The credit facility matures on February 23, 2020.

On March 6, 2017, we entered into a third amendment of our credit facility which, among other changes, reduced the amount of borrowings available under the credit facility, increased the maximum debt-to-EBITDA leverage ratio for the first, second, and third quarters of 2017, and also waived the applicability of the minimum debt service coverage ratio for the first, second, and third quarters of 2017, and added a minimum EBITDA covenant for those same periods and is inapplicable thereafter. The minimum EBTIDA coverage covenant requires Consolidated Pro Forma EBITDA (as defined in the agreement) of at least $6,500 for the September 30, 2017 reporting period. The maturity of the credit facility did not change with the amendment.
After the amendment, our credit facility allows for borrowings up to $35,000, consisting of revolving loans of $30,000 in U.S. dollars and $5,000 in alternate currencies as well as a $25,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders. We also maintain a line of credit with a German bank for certain DynaEnergetics operations. This line of credit provides a borrowing capacity of €4,000.

As of September 30, 2017, U.S. dollar revolving loans of $22,250 were outstanding under our credit facility.  While we had approximately $12,750 of available revolving credit loan capacity as of September 30, 2017 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio ("leverage ratio") and a minimum EBITDA covenant ratio. The leverage ratio is defined in the credit facility, as amended, for any trailing four quarter period, as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the September 30, 2017 reporting period, the maximum leverage ratio permitted by our 2015 syndicated credit facility, as amended, was 3.50 to 1.0. The actual leverage ratio as of September 30, 2017, calculated in accordance with the credit facility, as amended, was 1.40 to 1.0. The minimum EBTIDA coverage covenant requires Consolidated Pro Forma EBITDA of at least $6,500 for the September 30, 2017 reporting period. The actual Consolidated Pro Forma EBITDA for the September 30, 2017 period, calculated in accordance with the credit facility, as amended, was $16,982.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of September 30, 2017, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance increased to $22,250 at September 30, 2017 from $16,250 at December 31, 2016. Our other contractual obligations and commitments have not materially changed since December 31, 2016.

Cash flows from operating activities

Net cash provided by operating activities was $518 for the nine months ended September 30, 2017 and the decline was primarily due to increased working capital and tendering $3,049 in AD/CVD amounts to U.S. Customs in March 2017 pending ultimate resolution of the AD/CVD case.

Net cash provided by operating activities was $17,839 for the nine months ended September 30, 2016. Net working capital improved $11,712 in the nine months ended September 30, 2016 as reduced accounts receivable and inventory outweighed increases in accounts payable

Cash flows from investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2017 were $3,297 and were primarily due to acquisitions of property, plant and equipment. Net cash flows used in investing activities for the nine months ended September 30, 2016 totaled $4,008 and were primarily due to acquisitions of property, plant and equipment.

Cash flows from financing activities

Net cash flows provided by financing activities for the nine months ended September 30, 2017 totaled $4,805, which primarily included net borrowings on bank lines of credit of $6,000, payment of quarterly dividends of $880 and treasury stock purchases of $336.

Net cash flows used in financing activities for the nine months ended September 30, 2016 totaled $12,945, which primarily included net repayments on bank lines of credit of $12,250 and payment of quarterly dividends of $861.

Payment of Dividends

On August 30, 2017, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on October 16, 2017.  The dividend of $295 was payable to shareholders of record as of September 30, 2017.  We also paid quarterly cash dividends of $0.02 per share in the first and second quarter of 2017 and $0.02 per share in the first three quarters of 2016.

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

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

Foreign Currency Exchange Rates

Our NobelClad and DynaEnergetics subsidiaries operate globally through an international network of manufacturing, distribution and sales facilities and frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. We use foreign currency forward contracts to offset foreign exchange rate fluctuation on foreign currency denominated asset and liability positions. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the asset and liability positions being hedged. As such, these forward currency contracts and the offsetting underlying asset and liability positions do not create material market risk.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Information regarding legal proceedings is contained in Note 10 to the Condensed Consolidated Financial Statements contained in this Report and is incorporated herein by reference.

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

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2017	—	$—
August 1 to August 31, 2017	1,877	$13.10
September 1 to September 30, 2017	—	$—
Total	1,877	$13.10

(1) All shares purchased in 2017 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2006 Stock Incentive Plan.
(2) As of September 30, 2017, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (548,800 shares).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolsprings property is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2017, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101    The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

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

DMC Global Inc.
(Registrant)

Date:	October 26, 2017	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)