Form 10-Q
period 2018-03-31
DMC Global Inc.
filed 2018-04-26
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

The number of shares of Common Stock outstanding was 14,875,223 as of April 26, 2018.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding our expected financial position and operating results, the expected impacts of new accounting standards and the timing of our implementation thereof, our business strategy, expectations regarding NobelClad's end markets and activity levels, comments regarding expanding demand for DynaEnergetics' products, particularly DynaSelectTM and DynaStageTM, expected expansion plans in Blum, Texas, Troisdorf, Germany and Mt. Braddock, Pennsylvania, the expected amounts of AD/CVD penalties to be assessed, our liquidity position and factors impacting such position, including expectations regarding legal costs, and the outcome of pending regulatory matters and patent litigation. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2017 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to complete our expansion plans on schedule and on budget; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,768	$8,983
Accounts receivable, net of allowance for doubtful accounts of $1,269 and $1,088, respectively	57,201	49,468
Inventory, net	46,458	35,742
Prepaid expenses and other	10,764	5,763

Total current assets	125,191	99,956

PROPERTY, PLANT AND EQUIPMENT	124,577	121,339
Less - accumulated depreciation	(63,621)	(61,467)

Property, plant and equipment, net	60,956	59,872

PURCHASED INTANGIBLE ASSETS, net	12,121	12,861

DEFERRED TAX ASSETS	—	98

OTHER ASSETS, net	151	296

TOTAL ASSETS	$198,419	$173,083
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2018	2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$22,901	$19,826
Accrued expenses	9,964	6,884
Accrued anti-dumping duties and penalties	6,712	3,609
Dividend payable	295	295
Accrued income taxes	4,603	2,939
Accrued employee compensation and benefits	4,687	6,186
Contract liabilities	5,215	5,888

Total current liabilities	54,377	45,627

LINES OF CREDIT	29,350	17,984

DEFERRED TAX LIABILITIES	265	573

OTHER LONG-TERM LIABILITIES	3,070	3,119

Total liabilities	87,062	67,303

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,876,190 and 14,782,018 shares outstanding, respectively	747	741
Additional paid-in capital	76,895	76,146
Retained earnings	63,634	60,074
Other cumulative comprehensive loss	(29,214)	(30,819)
Treasury stock, at cost; 72,104 and 39,783 shares, respectively	(705)	(362)

Total stockholders’ equity	111,357	105,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$198,419	$173,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2018	2017
NET SALES	$67,313	$38,962
COST OF PRODUCTS SOLD	44,560	28,596
Gross profit	22,753	10,366
COSTS AND EXPENSES:
General and administrative expenses	8,177	7,206
Selling and distribution expenses	5,212	4,482
Amortization of purchased intangible assets	805	984
Restructuring expenses	144	—
Anti-dumping duty penalties	3,103	—
Total costs and expenses	17,441	12,672
OPERATING INCOME (LOSS)	5,312	(2,306)
OTHER INCOME (EXPENSE):
Other income (expense), net	(377)	421
Interest expense	(466)	(506)
Interest income	1	1
INCOME (LOSS) BEFORE INCOME TAXES	4,470	(2,390)
INCOME TAX PROVISION	550	630
NET INCOME (LOSS)	$3,920	$(3,020)

INCOME (LOSS) PER SHARE
Basic	$0.26	$(0.21)
Diluted	$0.26	$(0.21)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,449,915	14,270,365
Diluted	14,449,915	14,270,365

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
Net income (loss)	$3,920	$(3,020)

Change in cumulative foreign currency translation adjustment	1,605	1,818

Total comprehensive income (loss)	$5,525	$(1,202)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2017	14,821,801	$741	$76,146	$60,074	$(30,819)	(39,783)	$(362)	$105,780
Net income	—	—	—	3,920	—	—	—	3,920
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,605	—	—	1,605
Shares issued in connection with stock compensation plans	126,493	6	(6)	—	—	—	—	—
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	755	—	—	—	—	755
Dividends declared	—	—	—	(295)	—	—	—	(295)
Treasury stock purchases	—	—	—	—	—	(32,321)	(343)	(343)
Balances, March 31, 2018	14,948,294	$747	$76,895	$63,634	$(29,214)	(72,104)	$(705)	$111,357

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2018	2017
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$3,920	$(3,020)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation (including capital lease amortization)	1,570	1,681
Amortization of purchased intangible assets	805	984
Amortization of deferred debt issuance costs	190	299
Stock-based compensation	708	571
Deferred income tax	(308)	346
Gain on disposal of property, plant and equipment	—	3
Restructuring expenses	144	—
Transition tax liability	(268)	—
Change in:
Accounts receivable, net	(7,360)	(312)
Inventory, net	(10,404)	(1,792)
Prepaid expenses and other	(1,455)	(1,041)
Accounts payable	3,767	626
Contract liabilities	(700)	(453)
Accrued anti-dumping duties and penalties	3,128	(3,003)
Accrued expenses and other liabilities	3,285	(75)
Net cash used in operating activities	(2,978)	(5,186)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(5,302)	(1,649)
Proceeds on sale of property, plant and equipment	—	2
Net cash used in investing activities	(5,302)	(1,647)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	11,176	6,000
Payment of dividends	(295)	(290)
Payment of deferred debt issuance costs	—	(106)
Treasury stock purchases	(343)	(222)
Net cash provided by financing activities	10,538	5,382

EFFECTS OF EXCHANGE RATES ON CASH	(473)	88

NET INCREASE IN CASH AND CASH EQUIVALENTS	1,785	(1,363)
CASH AND CASH EQUIVALENTS, beginning of the period	8,983	6,419
CASH AND CASH EQUIVALENTS, end of the period	$10,768	$5,056

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2017.

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DMC Global Inc. ("DMC", "we", "us", "our", or the "Company) and its controlled subsidiaries. Only subsidiaries in which controlling interests are maintained are consolidated. All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

Revenue Recognition

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. Under the new standard, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

There was no cumulative financial statement effect of initially applying the new revenue standard because an analysis of our contracts supported the recognition of revenue consistent with our historical approach. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to the Company’s revenues or net income on an ongoing basis.

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different goods and services by segment to determine the appropriate basis for revenue recognition, as described below. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers. On occasion, NobelClad and DynaEnergetics may require customers to make advance payments prior to the shipment of goods. We record such payments as contract liabilities in our Consolidated Balance Sheet. Please refer to Note 5 “Contract Liabilities” for further information.

Our rights to payments for goods transferred to customers are conditional only on the passage of time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 8 “Business Segments” for additional disaggregated revenue disclosures.

NobelClad

Customers agree to terms and conditions at the time of initiating an order. The significant majority of transactions contain a single performance obligation - the delivery of a clad metal product. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. NobelClad is entitled to each product’s transaction price upon the customer obtaining control of the item. Such control occurs as of a point in time, which is generally based upon relevant International Commercial Terms ("Incoterms") as it relates to product ownership and legal title being transferred. Upon fulfillment of applicable Incoterms, NobelClad has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict the access to, the asset. No payment discounts, rebates, refunds, or any other forms of variable consideration are included within its contracts. NobelClad also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns.

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For less frequent contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price ("SSP") for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good or service. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

DynaEnergetics

Customers agree to terms and conditions at the time of initiating an order. Transactions contain standard products, which may include perforating system components, such as detonating cord, or systems and associated hardware, including factory-assembled DynaStage® perforating systems and DynaSelect® detonators. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. DynaEnergetics is entitled to each product’s transaction price upon the customer obtaining control of the item. Such control occurs as of a point in time, which is generally based upon relevant Incoterms as it relates to product ownership and legal title being transferred. Upon fulfillment of applicable Incoterms, DynaEnergetics has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict the access to, the asset. No payment discounts, rebates, refunds, or any other forms of variable consideration are included within contracts. DynaEnergetics also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns without its prior approval.

For orders that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For orders that contain multiple products being purchased by the customer, judgment is required to determine SSP for each distinct performance obligation. However, such judgment largely is mitigated given that products purchased are generally shipped at the same time. In instances where products purchased are not shipped at the same time, DynaEnergetics uses the contractually stated price to determine SSP as this price approximates the price of each good as sold separately.

Earnings Per Share

The Company computes earnings per share ("EPS") using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii)

participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities as they received non-forfeitable rights to dividends as common stock.

Basic EPS is then calculated by dividing net income (loss) available to common shareholders of the Company by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares.

	Three months ended March 31,
	2018	2017
Net income (loss) as reported	3,920	(3,020)
Less: Distributed net income available to participating securities	(8)	—
Less: Undistributed net income available to participating securities	(94)	—
Numerator for basic net income per share:	3,818	(3,020)
Add: Undistributed net income allocated to participating securities	94	—
Less: Undistributed net income reallocated to participating securities	(94)	—
Numerator for diluted net income per share:	3,818	(3,020)
Denominator:
Weighted average shares outstanding for basic net income per share	14,449,915	14,270,365
Effect of dilutive securities	—	—
Weighted average shares outstanding for diluted net income per share	14,449,915	14,270,365
Net income (loss) per share:
Basic	$0.26	$(0.21)
Diluted	$0.26	$(0.21)

Because we were in a net loss position for the three months ended March 31, 2017, potentially dilutive shares of 183,083 are anti-dilutive and are excluded from the determination of diluted EPS.

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

Our foreign currency forward contracts are determined using a yield curve model based on quoted market prices. As a result, these investments have been classified as Level 2 in the fair value hierarchy.

We did not did not hold any Level 3 assets or liabilities as of March 31, 2018 or December 31, 2017.

Recently Adopted Accounting Standards

In October 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-16 which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and the Company adopted this ASU in the first quarter of 2018. The adoption of this ASU resulted in a reduction to January 1, 2018 "Retained earnings" in the Condensed Consolidated Balance Sheet of $65 and eliminated a $65 prepaid income tax recorded in the Consolidated Balance Sheet as of December 31, 2017.

In March 2017, the FASB issued ASU 2017-07 to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost within an entity's financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this ASU in the first quarter of 2018. The Company records its annual adjustment to its defined benefit pension obligation based upon actuarial calculations performed during the fourth quarter. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

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

3.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Significant cost elements included in inventory are material, labor, freight, subcontract costs, and manufacturing overhead. As necessary, we record provisions and maintain reserves for excess, slow moving and obsolete inventory. To determine reserve amounts, we regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Inventories consist of the following at March 31, 2018 and December 31, 2017 and include reserves of $2,865 and $3,068, respectively:

	March 31, 2018	December 31, 2017
Raw materials	$21,773	$16,255
Work-in-process	7,678	6,120
Finished goods	16,703	13,049
Supplies	304	318

	$46,458	$35,742

4.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets as of March 31, 2018:

	Gross	Accumulated Amortization	Net
Core technology	$20,498	$(10,863)	$9,635
Customer relationships	39,833	(37,347)	2,486
Trademarks / Trade names	2,247	(2,247)	—

Total intangible assets	$62,578	$(50,457)	$12,121

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2017:

	Gross	Accumulated Amortization	Net
Core technology	$20,027	$(10,333)	$9,694
Customer relationships	39,244	(36,077)	3,167
Trademarks / Trade names	2,149	(2,149)	—

Total intangible assets	$61,420	$(48,559)	$12,861

The change in the gross value of our purchased intangible assets from December 31, 2017 to March 31, 2018 was due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. As of March 31, 2018 and December 31, 2017, contract liabilities (previously known as customer advances) were as follows:

	March 31, 2018	December 31, 2017
NobelClad	5,121	5,804
DynaEnergetics	94	84

Total	$5,215	$5,888

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $5,888 recorded as contract liabilities at December 31, 2017, $1,700 was recorded to net sales during the three months ended March 31, 2018.

6.      DEBT

Lines of credit consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
Syndicated credit agreement:
U.S. Dollar revolving loan	$26,655	$18,250
Alternative currency revolving loan	—	—
Capital expenditure loan	3,278	—
German bank line of credit	—	—
	29,933	18,250
Less current portion	—	—

Long-term lines of credit	29,933	18,250
Less: debt issuance costs	583	266
Lines of credit	$29,350	$17,984

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capital Expenditure Facility (“Capex Facility") which is to be used to finance our DynaEnergetics manufacturing expansion project in Blum, Texas. The Capex facility allows for advances to fund capital expenditures of the Blum expansion project during year one of the credit facility. At the end of year one, the Capex Facility will convert to a term loan which will be amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in year five. The new facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $50,000 revolving loan and $25,000 Capex Facility can be in the form of one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rates or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All borrowing and repayments under the credit facility have been in the form of one month loans and are reported on a net basis in our Condensed Consolidated Statements of Cash Flows.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of March 31, 2018, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €2,783 is available as of March 31, 2018 after considering outstanding letters of credit.

Included in lines of credit are deferred debt issuance costs of $583 and $266 as of March 31, 2018 and December 31, 2017, respectively. Upon entering into the credit facility, we wrote off $159 of previously deferred debt issuance costs and incurred $507 of additional costs. Debt issuance costs incurred with the credit facility were paid directly by the administrative agent and increased outstanding amounts under U.S. dollar revolving loans. Remaining deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

As of December 31, 2017, we had a $35,000 credit facility that allowed for revolving loans of $30,000 in U.S. dollars and $5,000 in alternative currencies as well as a $25,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders.

7.    INCOME TAXES

The effective tax rate for each of the periods reported differs from the U.S. statutory rate primarily due to variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods, differences between the U.S. and foreign tax rates (which range from 20% to 34%) on earnings that have been permanently reinvested and changes to valuation allowances on our deferred tax assets.

The Tax Cuts and Jobs Act ("TCJA") was enacted in December 2017. Among other things, the TCJA reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provided guidance on accounting for enactment effects of the TCJA. SAB 118 provided a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

In connection with our initial analysis of the impact of the enactment of the TCJA, the Company recorded net tax expense of $946 in the fourth quarter of 2017. In response to additional guidance received from the Internal Revenue Service, the Company recorded net tax benefit of $268 in the first quarter of 2018, reducing the provisional liability to $678. For various reasons that are discussed more fully below, including the issuance of additional technical and interpretive guidance, we have not completed accounting for the income tax effects of certain elements of the TCJA. However, we were able to make reasonable estimates of the TCJA’s effects and, as such, recorded provisional amounts related to the transition tax and the remeasurement of deferred tax assets and liabilities.

The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. We were able to make a reasonable estimate of the transition tax and recorded a provisional obligation and additional income tax expense of $946 in the fourth quarter of 2017, which was reduced to $678 in the first quarter of 2018. The Company expects to elect to pay this liability over eight years. As of March 31, 2018, we reflected $75 and $603 in current accrued income taxes and other long term liabilities, respectively. However, the Company is continuing to gather additional information and will consider additional technical guidance to more precisely compute and account for the amount of the transition tax in the measurement period. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, finalize the calculation of non-U.S. income taxes paid on such earnings, and finalize our determination on the impact of the deemed repatriation of foreign earnings on 2017 taxable income.

In addition to the transition tax, the TCJA introduced a territorial tax system, which will be effective beginning in 2018. The territorial tax system may impact the Company’s overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. In light of the territorial tax system, and other new international provisions within the TCJA that are effective beginning in 2018, the Company is currently analyzing its global capital and legal entity structure, working capital requirements, and repatriation plans. We have not completed our full analysis with respect to the impact of the TCJA on our indefinite reinvestment assertion, and we are not yet able to make reasonable estimates of its related effects. Therefore, no provisional adjustments relative to the territorial tax system and our indefinite reinvestment assertion were recorded. Further, it is impracticable for the Company to estimate any future tax costs for any unrecognized deferred tax liabilities associated with its indefinite reinvestment assertion as of December 31, 2017 or March 31, 2018, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, or other factors. If there are any changes to our indefinite reinvestment assertion as a result of finalizing our assessment of the TCJA, the Company will adjust its provisional estimates, record, and disclose any tax impacts in the appropriate period, pursuant to SAB 118.

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
Segment information is presented for the three months ended March 31, 2018 and 2017 as follows:

	Three months ended March 31,
	2018	2017
Net sales:
NobelClad	$18,192	$16,934
DynaEnergetics	49,121	22,028

Consolidated net sales	$67,313	$38,962

	Three months ended March 31,
	2018	2017
Operating income (loss)
NobelClad	$(12)	$395
DynaEnergetics	8,720	40

Segment operating income	8,708	435

Unallocated corporate expenses	(2,688)	(2,170)
Stock-based compensation	(708)	(571)
Other income (expense), net	(377)	421
Interest expense	(466)	(506)
Interest income	1	1

Income (loss) before income taxes	$4,470	$(2,390)

	Three months ended March 31,
	2018	2017
Depreciation and amortization:
NobelClad	$816	$989
DynaEnergetics	1,559	1,676

Segment depreciation and amortization	$2,375	$2,665

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows. Revenues that would have been reported under previous accounting guidance would not have been materially different from the amounts shown below.

	Three months ended March 31,
	2018	2017
United States	5,706	5,979
Canada	1,794	2,666
United Arab Emirates	131	357
France	951	571
South Korea	1,003	448
Germany	1,613	2,031
Oman	161	1,172
India	770	208
Spain	168	222
China	3,458	40
Italy	205	536
Sweden	138	430
Rest of the world	2,094	2,274

Total NobelClad	$18,192	$16,934

	Three months ended March 31,
	2018	2017
United States	36,130	14,446
Canada	5,785	2,779
United Arab Emirates	523	22
France	52	35
Oman	682	113
Germany	28	37
Russia	1,282	929
India	635	823
Egypt	542	321
Romania	244	263
Italy	—	24
Hong Kong	—	457
Rest of the world	3,218	1,779

Total DynaEnergetics	$49,121	$22,028

During the three months ended March 31, 2018 and 2017, no one customer accounted for more than 10% of total net sales.

9.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to euro, the U.S. dollar to Canadian dollar, the euro to the Russian ruble, and, to a lesser extent, other currencies, arising from inter-company and third party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in "Other income (expense), net" within our Condensed Consolidated Statements of Operations.

We execute derivatives with a specialized foreign exchange brokerage firm. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. We perform a review of the credit risk of our counterparties at the inception of the contract and on an ongoing basis. We anticipate that our counterparties will be able to fully satisfy their obligations under the agreements but will take action if doubt arises regarding the counterparties' ability to perform.

As of March 31, 2018, the notional amounts of the forward contracts the Company held to purchase currencies were $5,563, and the notional amounts of forward contracts the Company held to sell currencies were $7,398. The fair values of outstanding foreign currency forward contracts were approximately $11 (recorded in accrued expenses) at March 31, 2018.

The following table presents the location and amount of net gains from hedging activities for the three months ended March 31, 2018 and 2017:

		Three months ended March 31,
Derivatives	Income Statement Location	2018	2017
Foreign currency contracts	Other income (expense), net	$208	$—
Total gain		$208	$—

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

In July 2015, we sent a response to U.S. Customs outlining the reasons our mechanical tubing imports do not fall within the scope of the AD order on OCTG from China and should not be subject to anti-dumping duties. U.S. Customs proposed to take similar action with respect to other entries of this product and requested an approximately $1,100 cash deposit or bond for AD/CVD.

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

On February 15, 2016, the Company received the Commerce Department’s scope ruling, which determined certain imports, primarily used for gun carrier tubing, are included in the scope of the AD/CVD orders on OCTG from China and thus are subject to AD/CVD.

On March 11, 2016, the Company filed an appeal with the U.S. Court of International Trade (“CIT”) related to the Commerce Department’s scope ruling. On February 7, 2017, the CIT remanded the scope ruling to the Commerce Department to reconsider its determination. The Commerce Department filed its remand determination with the CIT on June 7, 2017 continuing to find that the Company's imports at issue are within the scope of the AD/CVD orders on OCTG from China. On March 16, 2018, the CIT issued its decision on the appeal and sustained the Commerce Department’s scope ruling. The Company does not intend to appeal this ruling.

On December 27, 2016, we received notice from U.S. Customs that it may pursue penalties against us related to the AD/CVD issue and demanding tender of alleged loss of AD/CVD in an amount of $3,049, which had previously been accrued for in our financial statements. We filed a response to the notice on February 6, 2017 asserting our position that any decision to pursue penalties would be premature in light of the Remand Order and that penalties would not be appropriate under the applicable legal standards. On February 16, 2017, we received notice that U.S. Customs was seeking penalties in the amount of $14,783. U.S. Customs also reasserted its demand for tender of alleged loss of AD/CVD in the amount of $3,049. We tendered $3,049 in AD amounts (“Tendered Amounts”) on March 6, 2017 into a suspense account pending ultimate resolution of the AD/CVD case. We submitted a petition for relief and mitigation of penalties on May 17, 2017 asserting our position that the amount of penalties asserted by U.S. Customs is unreasonable and subject to challenge on various grounds.

On March 27, 2018, we received notice from U.S. Customs Headquarters that it intends to move forward with its pursuit of penalties. The Company has initiated discussions with U.S. Customs Headquarters regarding the scope of penalties asserted and will have the opportunity to further present the arguments set forth in its petition for relief and mitigation of penalties. Based on these arguments and mitigation factors, the Company believes that the probable ultimate penalty amount will range between $3,103 and $12,410 based on the AD/CVD of $6,205 that were recorded in the fourth quarter of 2015. As no amount within the range is a better estimate than any other amount, the Company accrued the minimum amount in the range, $3,103.

For the three months ended March 31, 2018, the Company recorded $25 of interest on its reserve for AD/CVD and $3,103 of potential penalties, bringing the total reserved amount related to AD/CVD and penalties as of March 31, 2018 to $6,712. The Tendered Amounts were applied to reduce the reserve, and we expect to pay the remainder of the AD/CVD when they are finally assessed by Customs. The Company will continue to incur legal costs and could also be subject to additional interest.
Patent and Trademark Infringement

On July 1, 2016, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, Texas ("GEODynamics") filed a patent infringement action against DynaEnergetics US, Inc. (“DynaEnergetics”) in the United States District Court for the Eastern District of Texas (“District Court”) alleging infringement of US Patent No. 8,544,563 (the “563 patent”), also based on DynaEnergetics’ US sales of DPEX® shaped charges. DynaEnergetics denies validity and infringement of the 563 patent and has vigorously defended itself against this lawsuit. As part of that defense, on September 20, 2016, DynaEnergetics filed an Inter Parties Review (IPR) against the 563 patent at the U.S. Patent Trial and Appeal Board (“PTAB”), requesting invalidation of the 563 patent. On March 17, 2017, DynaEnergetics' IPR request was instituted by the PTAB, and on March 1, 2018, PTAB issued its decision in favor of DynaEnergetics, invalidating all challenged claims of the 563 patent. Trial on the 563 patent remains stayed at this time, and DynaEnergetics plans to file for dismissal of the District Court case at the appropriate time.

On April 28, 2017, GEODynamics filed a patent infringement action against DynaEnergetics in District Court alleging infringement of U.S. Patent No. 8,220,394 (the “394 patent”), based on DynaEnergetics' sales of its DPEX® and HaloFrac® shaped charges. DynaEnergetics denies validity and infringement of the 394 patent and plans to vigorously defend against this lawsuit. On August 28, 2017, DynaEnergetics filed an IPR against the 394 patent at the PTAB, requesting invalidation of the 394 patent. On March 8, 2018, PTAB issued its decision in which institution of the IPR review was denied. DynaEnergetics will proceed to trial, which is expected to occur in October 2018.

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

11.    RESTRUCTURING

During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France, which it expects to complete by the end of 2018. The proposed measures remain subject to consultation with the local workers council, in accordance with applicable French law, which is expected to be completed in April 2018. NobelClad plans to exit the Rivesaltes production facility, but will maintain its sales and administrative office in France. For the remainder of 2018, we expect to incur approximately $1,300 of restructuring expenses related to severance, equipment moving, legal fees, and contract termination costs.
Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses” line item in our Condensed Consolidated Statements of Operations:

	Three months ended March 31, 2018
	Severance	Asset Impairment	Other Exit Costs	Total
NobelClad	$53	$—	$91	$144

Total	$53	$—	$91	$144
During the three months ended March 31, 2018, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2017	Expense	Payments and Other Adjustments	Currency Adjustments	March 31, 2018
Severance	$2,568	$53	$(34)	$74	$2,661
Other exit costs	10	91	(100)	—	1

Total	$2,578	$144	$(134)	$74	$2,662

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that is included in our Annual Report filed on Form 10-K for the year ended December 31, 2017.

Unless stated otherwise, all currency amounts are presented in thousands of U.S. dollars (000s).

Overview

General

DMC Global Inc. ("DMC"), operates two technical product and process business segments serving the energy, industrial and infrastructure markets. These segments, NobelClad and DynaEnergetics, operate globally through an international network of manufacturing, distribution and sales facilities.
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
NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad's backlog decreased to $35,645 at March 31, 2018 from $37,529 at December 31, 2017.

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

Factors Affecting Results

During the three months ended March 31, 2018, the following factors most affected our financial performance:

•
DynaEnergetics sales of $49,121 in the first quarter of 2018 increased 32% sequentially versus the fourth quarter of 2017 and 123% compared with the first quarter of 2017 primarily due to the impact of price increases, favorable product mix, higher activity levels in North America's unconventional onshore oil and gas well-completions sector and increasing customer demand for DynaEnergetics’ perforating products and systems.

•
NobelClad’s sales of $18,192 in the first quarter of 2018 increased 5% sequentially and 7% versus the first quarter of 2017 due to the initial shipments related to a large petrochemical project in Asia.

•
Consolidated gross profit of 34% in the first quarter of 2018 improved from 33% in the fourth quarter of 2017 and 27% in the same period of 2017. The improvements primarily related to a higher proportion of DynaEnergetics sales relative to NobelClad sales, coupled with higher average selling prices, improved product mix, and the impact of higher volume on fixed manufacturing overhead expenses.

•
Consolidated selling, general and administrative expenses were $13,389 in the first quarter of 2018 compared with $11,688 in the first quarter of 2017. The increase primarily was due to higher salaries and higher wages from headcount additions.

•	DynaEnergetics recorded a $3,103 accrual in the first quarter of 2018 related to potential penalties on the anti-dumping and countervailing duties ("AD/CVD") recorded in the fourth quarter of 2015.

•
Net debt of $18,582 increased $9,581 from $9,001 at December 31, 2017. The increase in net debt from December 31, 2017 primarily was attributable to borrowing to fund working capital and for the construction of DynaEnergetics' 74,000 square foot manufacturing, assembly and administrative space on its manufacturing facility in Blum, Texas. Net debt is a non-GAAP measure calculated as amounts borrowed under lines of credit less cash and cash equivalents.

Business Outlook

•
To address the accelerating demand for its perforating systems, in December 2017, DynaEnergetics commenced construction of a new 74,000 square foot manufacturing, assembly and administrative space at its existing site in Blum, Texas. The facility, which is scheduled to open during the third quarter of 2018, will substantially increase DynaEnergetics' component manufacturing and DynaStage assembly capacity. During the first half of 2018, DynaEnergetics plans to add a second automated DynaSelect detonator line at its facility in Troisdorf, Germany. In the second half of 2018, the business plans to add a second automated shaped-charge manufacturing line at Blum, which will more than double its shaped charge production capacity in the U.S.

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

•
The recent decline in NobelClad’s core repair and maintenance orders from the downstream energy industry has continued in the first quarter of 2018. Despite that, fabricator customers expect improved demand for long-delayed repair, maintenance and upgrade work, although for U.S. fabricators, this may be negatively impacted by new tariff and quotas. It appears higher energy prices and renewed enthusiasm for domestic infrastructure spending may pull forward a number of these projects, which we believe may lead to a recovery in bookings activity during 2018. In October 2017, NobelClad received a $7.4 million purchase order related to a petrochemical project in Asia. This order is expected to ship entirely in the first half of 2018.

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

Consolidated Results of Operations

Three months ended March 31, 2018 compared with three months ended March 31, 2017

	Three months ended March 31,
	2018	2017	$ change	% change
Net sales	$67,313	$38,962	$28,351	73%
Gross profit	22,753	10,366	12,387	119%
Gross profit percentage	33.8%	26.6%
COSTS AND EXPENSES:
General and administrative expenses	8,177	7,206	971	13%
% of net sales	12.1%	18.5%
Selling and distribution expenses	5,212	4,482	730	16%
% of net sales	7.7%	11.5%
Amortization of purchased intangible assets	805	984	(179)	(18)%
% of net sales	1.2%	2.5%
Restructuring expenses	144	—	144	—%
Anti-dumping duty penalties	3,103	—	3,103	—%
Operating income (loss)	5,312	(2,306)	7,618	330%
Other income (expense), net	(377)	421	(798)	(190)%
Interest expense, net	(465)	(505)	40	8%
Income (loss) before income taxes	4,470	(2,390)	6,860	287%
Income tax provision	550	630	(80)	(13)%
Net income (loss)	3,920	(3,020)	6,940	230%
Adjusted EBITDA	$11,642	$930	$10,712	1,152%

Net sales increased compared with 2017 primarily due to a 123% increase in DynaEnergetics' net sales fueled by higher market activity levels in North America’s unconventional onshore oil and gas well completions sector and increased customer demand for its advanced perforating products and systems.

Gross profit percentage increased primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad and improved pricing and product mix in DynaEnergetics.

General and administrative expenses increased compared with 2017 primarily due to increased salaries and wages and higher stock-based compensation expense.

Selling and distribution increased compared with 2017 primarily due to higher salaries and wages.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2017.

Restructuring expenses related primarily to legal fees and severance costs associated with the planned closure of NobelClad's manufacturing operations in France.

Anti-dumping duty penalties represent an accrual for potential penalties on AD/CVD recorded in the DynaEnergetics segment in the fourth quarter of 2015.

Operating income in 2018 compared to operating loss in 2017 primarily due to improved earnings in our DynaEnergetics segment.

Other income (expense), net in 2018 primarily relates to realized and unrealized foreign currency losses compared to realized and unrealized gains in 2017. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in "Other income (expense), net" within our Condensed Consolidated Statements of Operations.

Interest income (expense), net decreased compared with 2017. We wrote off $159 of deferred debt issuance costs in the first quarter of 2018 versus $261 in the first quarter of 2017. The decrease was partially offset by higher interest rates on a larger average outstanding debt balance.

Income tax provision of $550 for the first quarter of 2018 on pretax income of $4,470. The effective rate was favorably impacted by discrete items recorded in the quarter, including a $122 benefit for vesting of restricted stock and a $268 adjustment to reduce the provisional Tax Cuts and Jobs Act transition tax amount originally recorded in the fourth quarter of 2017 due to new guidance issued by the Internal Revenue Service regarding the application of loss carryovers to the tax calculation. We recorded an income tax provision of $630 on a pretax loss of $2,390 for the first quarter of 2017. The tax expense in the first quarter of 2017 related to jurisdictions in which we generated pretax income, while tax benefits in jurisdictions in which we generated pretax losses were offset by valuation allowances.

Net income for the three months ended March 31, 2018 was $3,920, or $0.26 per diluted share, compared with a net loss of $3,020, or $0.21 per diluted share, for the same period in 2017.

Adjusted EBITDA increased compared with 2017 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2018	2017
Net income (loss)	$3,920	$(3,020)
Interest expense	466	506
Interest income	(1)	(1)
Provision for income taxes	550	630
Depreciation	1,570	1,681
Amortization of purchased intangible assets	805	984
EBITDA	7,310	780
Restructuring expenses	144	—
Anti-dumping duty penalties	3,103	—
Stock-based compensation	708	571
Other (income) expense, net	377	(421)
Adjusted EBITDA	$11,642	$930

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. Segment operating income (loss) will reconcile to consolidated income (loss) before income taxes by deducting unallocated corporate expenses, including stock-based compensation, net other expense, net interest expense, and income tax provision.

NobelClad

Three months ended March 31, 2018 compared with three months ended March 31, 2017

	Three months ended March 31,
	2018	2017	$ change	% change
Net sales	$18,192	$16,934	$1,258	7%
Gross profit	3,192	3,263	(71)	(2)%
Gross profit percentage	17.5%	19.3%
COSTS AND EXPENSES:
General and administrative expenses	1,080	1,038	42	4%
Selling and distribution expenses	1,875	1,739	136	8%
Amortization of purchased intangible assets	105	91	14	15%
Restructuring expenses	144	—	144	—%
Operating income (loss)	(12)	395	(407)	(103)%
Adjusted EBITDA	$948	$1,384	$(436)	(32)%

Net sales increased compared with 2017 due to the partial shipment of a large project for the petrochemical industry in Asia during the first quarter of 2018.

Gross profit percentage decreased compared with 2017 primarily due to less favorable margins on the mix of projects in the current year.

General and administrative expenses increased compared with 2017 primarily due to higher salaries and benefits.

Selling and distribution expenses increased compared with 2017 primarily due to higher salaries and benefits as well as higher outside service costs.

Restructuring expenses primarily related to legal fees and severance costs associated with the planned closure of manufacturing operations in France.

Operating loss compared with operating income in the first three months of 2017 primarily was due to the unfavorable impact of lower margins on the mix of projects in the current year, higher selling and distribution expenses and restructuring expenses.

Adjusted EBITDA declined compared with 2017 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2018	2017
Operating income (loss)	$(12)	$395
Adjustments:
Restructuring expenses	144	—
Depreciation	711	898
Amortization of purchased intangibles	105	91
Adjusted EBITDA	$948	$1,384

DynaEnergetics

Three months ended March 31, 2018 compared with three months ended March 31, 2017

	Three months ended March 31,
	2018	2017	$ change	% change
Net sales	$49,121	$22,028	$27,093	123%
Gross profit	19,627	7,162	12,465	174%
Gross profit percentage	40.0%	32.5%
COSTS AND EXPENSES:
General and administrative expenses	3,844	3,561	283	8%
Selling and distribution expenses	3,260	2,668	592	22%
Amortization of purchased intangible assets	700	893	(193)	(22)%
Anti-dumping duty penalties	3,103	—	3,103	—%
Operating income	8,720	40	8,680	21,700%
Adjusted EBITDA	$13,382	$1,716	$11,666	680%

Net sales were higher than in 2017 primarily due to higher average selling prices and increased sales volume from improved activity levels in North America’s unconventional onshore oil and gas well completions sector and increased customer demand for DynaEnergetics’ advanced perforating products and systems.

Gross profit percentage increased compared with 2017 due to improved product mix, higher average selling prices, and the favorable impact of higher volume on fixed overhead expenses.

General and administrative expenses increased compared with 2017 primarily due to higher salaries and employee benefits.

Selling and distribution expenses increased compared with 2017 primarily due to higher salaries and employee benefits.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks as of December 31, 2017.

Anti-dumping duty penalties represent an accrual for potential penalties owed on the anti-dumping and countervailing duties recorded in the DynaEnergetics segment in 2015.

Operating income was due to higher unit volume, favorable product mix and higher average selling prices, partially offset by accrued penalties on anti-dumping duties as well as increased general and administrative expenses and selling and distribution expenses.

Adjusted EBITDA increased compared with 2017 due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2018	2017
Operating income	$8,720	$40
Adjustments:
Anti-dumping duty penalties	3,103	—
Depreciation	859	783
Amortization of purchased intangibles	700	893
Adjusted EBITDA	$13,382	$1,716

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, dividends, announced expansion plans for DynaEnergetics, as well as other capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Also, continued heightened litigation costs or unfavorable court decisions in ongoing patent infringement litigation or AD/CVD matters could negatively impact our ability to meet future cash requirements. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. In March 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which has been declared effective, and on which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. Our ability to access this capital may be limited by market conditions at the time of any future potential offering. There can be no assurance that any such capital will be available on acceptable terms or at all.

Debt facilities

On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capital Expenditure Facility (“Capex Facility)” which is to be used to finance our DynaEnergetics manufacturing expansion project in Blum, Texas. The Capex facility allows for advances to fund capital expenditures of the Blum expansion project during year one of the credit facility. At the end of year one, the Capex Facility will convert to a term loan which will be amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in year five. The new facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $50,000 revolving loan and $25,000 Capex Facility can be in the form of one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rates or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All borrowing and repayments under the credit facility have been in the form of one month loans and are reported on a net basis in our Condensed Consolidated Statements of Cash Flows.

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

As of March 31, 2018, total loans of $29,933, including U.S. dollar revolving loans of $26,655 and loans under our Capex Facility of $3,278, were outstanding under our credit facility. While we had approximately $45,067 of available revolving credit loan capacity as of March 31, 2018 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio ("leverage ratio") and a debt service coverage ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period, as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the March 31, 2018 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of March 31, 2018, calculated in accordance with the credit facility, as amended, was 0.93 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges. Consolidated EBITDA is defined above and Debt Service Charges equals the sum of Consolidated Interest Expense paid in cash (as defined in the agreement) and scheduled principal payments of Consolidated Funded Indebtedness (as defined in the agreement). Under our credit facility, the minimum debt service coverage ratio permitted by our credit facility for the March 31, 2018 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2018 was 22.31 to 1.0.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of March 31, 2018, we were in compliance with all financial covenants and other provisions of our debt agreements.

As of December 31, 2017, we had a $35,000 syndicated credit facility that allowed for revolving loans of $30,000 in U.S. dollars and $5,000 in alternative currencies as well as a $25,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders.

Other contractual obligations and commitments

Our long-term debt balance increased to $29,933 at March 31, 2018 from $18,250 at December 31, 2017. Our other contractual obligations and commitments have not materially changed since December 31, 2017.

Cash flows from operating activities

Net cash used in operating activities was $2,978 for the three months ended March 31, 2018 compared with $5,186 in the same period last year. The change was due to increased net working capital requirements from higher sales partially offset by net income in 2018 as compared to a net loss in 2017.

Cash flows from investing activities

Net cash flows used in investing activities for the three months ended March 31, 2018 of $5,302 primarily related to acquisitions of property, plant and equipment for DynaEnergetics' construction of a new 74,000 square foot manufacturing, assembly and administrative space at its existing site in Blum, Texas. Net cash flows used in investing activities for the three months ended March 31, 2017 totaled $1,647 and were primarily due to acquisitions of property, plant and equipment.

Cash flows from financing activities

Net cash flows provided by financing activities for the three months ended March 31, 2018 totaled $10,538 compared to $5,382 for the three months ended March 31, 2017, primarily due to higher borrowings on bank lines of credit offset by additional treasury stock purchases.

Payment of Dividends

On February 28, 2018, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on April 16, 2018. The dividend of $295 was payable to shareholders of record as of March 31, 2018. We also paid quarterly cash dividends of $0.02 per share in the first quarter of 2017.

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

Critical Accounting Policies

Except as described below, our critical accounting policies have not changed from those reported in our Annual Report filed on Form 10-K for the year ended December 31, 2017.

Revenue Recognition

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. Under the new standard, an entity is required to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.

There was no cumulative financial statement effect of initially applying the new revenue standard because an analysis of our contracts supported the recognition of revenue consistent with our historical approach. In accordance with the modified retrospective approach, the comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. The Company does not expect the adoption of the new revenue standard to have a material impact to the Company’s revenues or net income on an ongoing basis.

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different goods and services by segment to determine the appropriate basis for revenue recognition, as described below. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers. On occasion, NobelClad and DynaEnergetics may require customers to make advance payments prior to the shipment of goods. We record such payments as contract liabilities in our Consolidated Balance Sheet.

Our rights to payments for goods transferred to customers are conditional only on the passage of time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined that our contracts do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments.

NobelClad

Customers agree to terms and conditions at the time of initiating an order. The significant majority of transactions contain a single performance obligation - the delivery of a clad metal product. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. NobelClad is entitled to each product’s transaction price upon the customer obtaining control of the item. Such control occurs as of a point in time, which is generally based upon relevant International Commercial Terms ("Incoterms") as it relates to product ownership and legal title being transferred. Upon fulfillment of applicable Incoterms, NobelClad has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict the access to, the asset. No payment discounts, rebates, refunds, or any other forms of variable consideration are included within its contracts. NobelClad also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns.

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For less frequent contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price ("SSP") for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good or service. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

DynaEnergetics

Customers agree to terms and conditions at the time of initiating an order. Transactions contain standard products, which may include perforating system components, such as detonating cord, or systems and associated hardware, including factory-assembled DynaStage® perforating systems and DynaSelect® detonators. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. DynaEnergetics is entitled to each product’s transaction price upon the customer obtaining control of the item. Such control occurs as of a point in time, which is generally based upon relevant Incoterms as it relates to product ownership and legal title being transferred. Upon fulfillment of applicable Incoterms, DynaEnergetics has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict the access to, the asset. No payment discounts, rebates, refunds, or any other forms of variable consideration are included within contracts. DynaEnergetics also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns without its prior approval.

For orders that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For orders that contain multiple products being purchased by the customer, judgment is required to determine SSP for each distinct performance obligation. However, such judgment largely is mitigated given that products purchased are generally shipped at the same time. In instances where products purchased are not shipped at the same time, DynaEnergetics uses the contractually stated price to determine SSP as this price approximates the price of each good as sold separately.

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

In July 2015, we sent a response to U.S. Customs outlining the reasons our mechanical tubing imports do not fall within the scope of the AD order on OCTG from China and should not be subject to anti-dumping duties. U.S. Customs proposed to take similar action with respect to other entries of this product and requested an approximately $1,100 cash deposit or bond for AD/CVD.

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

On February 15, 2016, the Company received the Commerce Department’s scope ruling, which determined certain imports, primarily used for gun carrier tubing, are included in the scope of the AD/CVD orders on OCTG from China and thus are subject to AD/CVD.

On March 11, 2016, the Company filed an appeal with the U.S. Court of International Trade (“CIT”) related to the Commerce Department’s scope ruling. On February 7, 2017, the CIT remanded the scope ruling to the Commerce Department to reconsider its determination. The Commerce Department filed its remand determination with the CIT on June 7, 2017 continuing to find that the Company's imports at issue are within the scope of the AD/CVD orders on OCTG from China. On March 16, 2018, the CIT issued its decision on the appeal and sustained the Commerce Department’s scope ruling. The Company does not intend to appeal this ruling.

On December 27, 2016, we received notice from U.S. Customs that it may pursue penalties against us related to the AD/CVD issue and demanding tender of alleged loss of AD/CVD in an amount of $3,049, which had previously been accrued for in our financial statements. We filed a response to the notice on February 6, 2017 asserting our position that any decision to pursue penalties would be premature in light of the Remand Order and that penalties would not be appropriate under the applicable legal standards. On February 16, 2017, we received notice that U.S. Customs was seeking penalties in the amount of $14,783. U.S. Customs also reasserted its demand for tender of alleged loss of AD/CVD in the amount of $3,049. We tendered $3,049 in AD amounts (“Tendered Amounts”) on March 6, 2017 into a suspense account pending ultimate resolution of the AD/CVD case. We submitted a petition for relief and mitigation of penalties on May 17, 2017 asserting our position that the amount of penalties asserted by U.S. Customs is unreasonable and subject to challenge on various grounds.

On March 27, 2018, we received notice from U.S. Customs Headquarters that it intends to move forward with its pursuit of penalties. The Company has initiated discussions with U.S. Customs Headquarters regarding the scope of penalties asserted and will have the opportunity to further present the arguments set forth in its petition for relief and mitigation of penalties. Based on these arguments and mitigation factors, the Company believes that the probable ultimate penalty amount will range between $3,103 and $12,410 based on the AD/CVD of $6,205 that were recorded in the fourth quarter of 2015. As no amount within the range is a better estimate than any other amount, the Company accrued the minimum amount in the range, $3,103.

For the three months ended March 31, 2018, the Company recorded $25 of interest on its reserve for AD/CVD and $3,103 of potential penalties, bringing the total reserved amount related to AD/CVD and penalties as of March 31, 2018 to $6,712. The Tendered Amounts were applied to reduce the reserve, and we expect to pay the remainder of the AD/CVD when they are finally assessed by Customs. The Company will continue to incur legal defense costs and could also be subject to additional interest.
Patent and Trademark Infringement

On July 1, 2016, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, Texas ("GEODynamics") filed a patent infringement action against DynaEnergetics US, Inc. (“DynaEnergetics”) in the United States District Court for the Eastern District of Texas (“District Court”) alleging infringement of US Patent No. 8,544,563 (the “563 patent”), also based on DynaEnergetics’ US sales of DPEX® shaped charges. DynaEnergetics denies validity and infringement of the 563 patent and has vigorously defended itself against this lawsuit. As part of that defense, on September 20, 2016, DynaEnergetics filed an Inter Parties Review (IPR) against the 563 patent at the U.S. Patent Trial and Appeal Board (“PTAB”), requesting invalidation of the 563 patent. On March 17, 2017, DynaEnergetics' IPR request was instituted by the PTAB, and on March 1, 2018, PTAB issued its decision in favor of DynaEnergetics, invalidating all challenged claims of the 563 patent. Trial on the 563 patent remains stayed at this time, and DynaEnergetics plans to file for dismissal of the District Court case at the appropriate time.

On April 28, 2017, GEODynamics filed a patent infringement action against DynaEnergetics in District Court alleging infringement of U.S. Patent No. 8,220,394 (the “394 patent”), based on DynaEnergetics' sales of its DPEX® and HaloFrac® shaped charges. DynaEnergetics denies validity and infringement of the 394 patent and plans to vigorously defend against this lawsuit. On August 28, 2017, DynaEnergetics filed an IPR against the 394 patent at the PTAB, requesting invalidation of the 394 patent. On March 8, 2018, PTAB issued its decision in which institution of the IPR review was denied. We will proceed to trial, which is expected to occur in October 2018.

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

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the first quarter of 2018, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2018	—	$—
February 1 to February 28, 2018	6,421	$22.91
March 1 to March 31, 2018	8,909	$23.16
Total	15,330	$23.05

(1) All shares purchased in 2018 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2016 Stock Incentive Plan.
(2) As of March 31, 2018, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (546,711 shares).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2018, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	April 26, 2018	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)