Form 10-Q
period 2018-06-30
DMC Global Inc.
filed 2018-07-26
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock outstanding was 14,888,710 as of July 26, 2018.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding our expected financial position and operating results, the expected impacts of new accounting standards and the timing of our implementation thereof, our business strategy, expectations regarding NobelClad’s end markets and activity levels, expectations regarding expanding market opportunities for DynaEnergetics’ perforating systems, expansion plans in Blum, Texas and expected impacts on manufacturing and assembly capacity, our increased 2018 capital expenditure budget and its uses and sources of funding, the estimated percent of DynaEnergetics’ total sales to be contributed by its Russia-based operations in 2018, the expected amounts of AD/CVD penalties to be assessed, our liquidity position and factors impacting such position, including expectations regarding legal costs, and the outcome of pending regulatory matters and patent litigation. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2017 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to complete our expansion plans on schedule and on budget; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,629	$8,983
Accounts receivable, net of allowance for doubtful accounts of $572 and $1,088, respectively	62,821	49,468
Inventory	53,709	35,742
Prepaid expenses and other	6,411	5,763

Total current assets	129,570	99,956

PROPERTY, PLANT AND EQUIPMENT	133,976	121,339
Less - accumulated depreciation	(63,449)	(61,467)

Property, plant and equipment, net	70,527	59,872

PURCHASED INTANGIBLE ASSETS, net	10,528	12,861

DEFERRED TAX ASSETS	—	98

OTHER ASSETS, net	157	296

TOTAL ASSETS	$210,782	$173,083
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30,	December 31,
	2018	2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$27,753	$19,826
Accrued expenses	9,173	6,884
Accrued anti-dumping duties and penalties	6,566	3,609
Dividend payable	297	295
Accrued income taxes	6,557	2,939
Accrued employee compensation and benefits	5,681	6,186
Contract liabilities	2,355	5,888

Total current liabilities	58,382	45,627

LINES OF CREDIT	34,611	17,984

DEFERRED TAX LIABILITIES	606	573

OTHER LONG-TERM LIABILITIES	2,954	3,119

Total liabilities	96,553	67,303

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,899,727 and 14,782,018 shares outstanding, respectively	749	741
Additional paid-in capital	78,089	76,146
Retained earnings	69,706	60,074
Other cumulative comprehensive loss	(33,570)	(30,819)
Treasury stock, at cost; 73,452 and 39,783 shares, respectively	(745)	(362)

Total stockholders’ equity	114,229	105,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,782	$173,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
NET SALES	$80,915	$47,190	$148,228	$86,152
COST OF PRODUCTS SOLD	54,140	33,172	98,700	61,768
Gross profit	26,775	14,018	49,528	24,384
COSTS AND EXPENSES:
General and administrative expenses	9,743	6,082	17,920	13,288
Selling and distribution expenses	5,795	4,492	11,007	8,974
Amortization of purchased intangible assets	791	1,004	1,596	1,988
Restructuring expenses	217	458	361	458
Anti-dumping duty penalties	—	—	3,103	—
Total costs and expenses	16,546	12,036	33,987	24,708
OPERATING INCOME (LOSS)	10,229	1,982	15,541	(324)
OTHER INCOME (EXPENSE):
Other expense, net	(327)	(949)	(704)	(529)
Interest expense	(137)	(330)	(603)	(836)
Interest income	1	—	2	1
INCOME (LOSS) BEFORE INCOME TAXES	9,766	703	14,236	(1,688)
INCOME TAX PROVISION	3,394	514	3,944	1,144
NET INCOME (LOSS)	$6,372	$189	$10,292	$(2,832)

INCOME (LOSS) PER SHARE
Basic	$0.43	$0.01	$0.69	$(0.20)
Diluted	$0.43	$0.01	$0.69	$(0.20)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,534,016	14,348,353	14,491,569	14,308,954
Diluted	14,534,016	14,348,353	14,491,569	14,308,954

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss)	$6,372	$189	$10,292	$(2,832)

Change in cumulative foreign currency translation adjustment	(4,356)	4,960	(2,751)	6,778

Total comprehensive income	$2,016	$5,149	$7,541	$3,946

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2017	14,821,801	$741	$76,146	$60,074	$(30,819)	(39,783)	$(362)	$105,780
Net income	—	—	—	10,292	—	—	—	10,292
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,751)	—	—	(2,751)
Shares issued in connection with stock compensation plans	151,378	8	224	—	—	—	—	232
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	1,719	—	—	—	—	1,719
Dividends declared	—	—	—	(595)	—	—	—	(595)
Treasury stock purchases	—	—	—	—	—	(33,669)	(383)	(383)
Balances June 30, 2018	14,973,179	$749	$78,089	$69,706	$(33,570)	(73,452)	$(745)	$114,229

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2018	2017
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$10,292	$(2,832)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation (including capital lease amortization)	3,171	3,387
Amortization of purchased intangible assets	1,596	1,988
Amortization of deferred debt issuance costs	224	328
Stock-based compensation	1,792	1,382
Deferred income tax	33	(7)
Loss (gain) on disposal of property, plant and equipment	26	(21)
Restructuring expenses	361	458
Transition tax liability	(268)	—
Change in:
Accounts receivable, net	(14,198)	(4,682)
Inventory, net	(18,790)	(1,069)
Prepaid expenses and other	(513)	(316)
Accounts payable	8,813	1,668
Contract liabilities	(3,509)	(1,369)
Accrued anti-dumping duties and penalties	2,958	(2,957)
Accrued expenses and other liabilities	6,433	909
Net cash used in operating activities	(1,579)	(3,133)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(16,201)	(2,167)
Proceeds on sale of property, plant and equipment	—	2
Net cash used in investing activities	(16,201)	(2,165)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	16,625	8,000
Payment of dividends	(593)	(584)
Payment of deferred debt issuance costs	(131)	(133)
Net proceeds from issuance of common stock to employees and directors	230	154
Treasury stock purchases	(383)	(260)
Net cash provided by financing activities	15,748	7,177

EFFECTS OF EXCHANGE RATES ON CASH	(322)	317

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,354)	2,196
CASH AND CASH EQUIVALENTS, beginning of the period	8,983	6,419
CASH AND CASH EQUIVALENTS, end of the period	$6,629	$8,615

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

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DMC Global Inc. (“DMC”, “we”, “us”, “our”, or the “Company) and its controlled subsidiaries. Only subsidiaries in which controlling interests are maintained are consolidated. All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

For the three months ended June 30, 2018 and 2017, we recorded $53 of bad debt expense and $9 of reversal of prior bad debt expense, respectively. For the six months ended June 30, 2018 and 2017, we recorded $4 of bad debt expense and $1 of reversal of prior bad debt expense, respectively.

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

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. NobelClad is entitled to each product’s transaction price upon the customer obtaining control of the item. Such control occurs as of a point in time, which is generally based upon relevant International Commercial Terms (“Incoterms”) as it relates to product ownership and legal title being transferred. Upon fulfillment of applicable Incoterms, NobelClad has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict the access to, the asset. No payment discounts, rebates, refunds, or any other forms of variable consideration are included within its contracts. NobelClad also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns.

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For less frequent contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good or service. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

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

Earnings Per Share

The Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends as common stock.

Basic EPS is then calculated by dividing net income (loss) available to common shareholders of the Company by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. For the periods presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income (loss) as reported	6,372	189	10,292	(2,832)
Less: Distributed net income available to participating securities	(7)	—	(14)	—
Less: Undistributed net income available to participating securities	(141)	—	(225)	—
Numerator for basic net income per share:	6,224	189	10,053	(2,832)
Add: Undistributed net income allocated to participating securities	141	—	225	—
Less: Undistributed net income reallocated to participating securities	(141)	—	(225)	—
Numerator for diluted net income per share:	6,224	189	10,053	(2,832)
Denominator:
Weighted average shares outstanding for basic net income per share	14,534,016	14,348,353	14,491,569	14,308,954
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding for diluted net income per share	14,534,016	14,348,353	14,491,569	14,308,954
Net income (loss) per share:
Basic	$0.43	$0.01	$0.69	$(0.20)
Diluted	$0.43	$0.01	$0.69	$(0.20)

Because we were in a net loss position for the six months ended June 30, 2017, potentially dilutive shares of 156,707 were anti-dilutive and were excluded from the determination of diluted EPS.

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

We did not hold any Level 3 assets or liabilities as of June 30, 2018 or December 31, 2017.

Recently Adopted Accounting Standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-16 which removes the prohibition against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This ASU is effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, and the Company adopted this ASU in the first quarter of 2018. The adoption of this ASU resulted in a reduction to January 1, 2018 “Retained earnings” in the Condensed Consolidated Balance Sheet of $65 and eliminated a $65 prepaid income tax balance recorded in the Consolidated Balance Sheet as of December 31, 2017.

In March 2017, the FASB issued ASU 2017-07 to improve the presentation of net periodic pension cost and net periodic postretirement benefit cost within an entity’s financial statements. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The Company adopted this ASU in the first quarter of 2018. The Company records its annual adjustment to its defined benefit pension obligation based upon actuarial calculations performed during the fourth quarter. The adoption of this ASU is not expected to have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements

In February 2016, the FASB issued an ASU which amends the existing accounting standards for lease accounting. The update requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. The ASU allows for either the modified or full retrospective method of adoption. The FASB also issued Proposed ASU No. 2018-200 which would allow entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. The proposed ASU will allow entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented. We are currently evaluating the impact that this standard will have on our consolidated financial statements and which practical expedients to employ during adoption. During the second quarter, we continued to make progress on our implementation plan, including preliminary scoping and identification of the complete consolidated lease population, categorization and quantification of lease contracts, live demonstrations with external lease accounting and administration software vendors and initial research in developing applicable accounting policies. We will not early adopt this standard.

3.      INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Significant cost elements included in inventory are material, labor, freight, subcontract costs, and manufacturing overhead. As necessary, we adjust inventory to its net realizable value by recording provisions for excess, slow moving and obsolete inventory. We regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Inventories consist of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Raw materials	$27,351	$16,255
Work-in-process	7,675	6,120
Finished goods	18,342	13,049
Supplies	341	318

	$53,709	$35,742

4.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets as of June 30, 2018:

	Gross	Accumulated Amortization	Net
Core technology	$19,473	$(10,543)	$8,930
Customer relationships	37,894	(36,296)	1,598
Trademarks / Trade names	2,090	(2,090)	—

Total intangible assets	$59,457	$(48,929)	$10,528

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2017:

	Gross	Accumulated Amortization	Net
Core technology	$20,027	$(10,333)	$9,694
Customer relationships	39,244	(36,077)	3,167
Trademarks / Trade names	2,149	(2,149)	—

Total intangible assets	$61,420	$(48,559)	$12,861

The change in the gross value of our purchased intangible assets from December 31, 2017 to June 30, 2018 was due to foreign currency translation and an adjustment due to the recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. As of June 30, 2018 and December 31, 2017, contract liabilities (previously known as customer advances) were as follows:

	June 30, 2018	December 31, 2017
NobelClad	2,247	5,804
DynaEnergetics	108	84

Total	$2,355	$5,888

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $5,888 recorded as contract liabilities at December 31, 2017, $4,225 was recorded to net sales during the six months ended June 30, 2018.

6.      DEBT

Lines of credit consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
Syndicated credit agreement:
U.S. Dollar revolving loan	$23,579	$18,250
Capital expenditure loan	11,803	—
	35,382	18,250
Less: debt issuance costs	771	266
Lines of credit	$34,611	$17,984

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capital Expenditure Facility (“Capex Facility”) which is to be used to finance our DynaEnergetics manufacturing expansion project in Blum, Texas. The Capex facility allows for advances to fund capital expenditures of the Blum expansion project during year one of the credit facility. At the end of year one, the Capex Facility will convert to a term loan which will be amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in year five. The new facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of June 30, 2018, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €2,724 is available as of June 30, 2018 after considering outstanding letters of credit.

Included in lines of credit are deferred debt issuance costs of $771 and $266 as of June 30, 2018 and December 31, 2017, respectively. Upon entering into the credit facility, we wrote off $159 of previously deferred debt issuance costs and incurred $729 of additional costs. Debt issuance costs of $507 were paid directly by the administrative agent and increased outstanding amounts under U.S. dollar revolving loans, and debt issuance costs of $222 have been paid by the Company. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

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

The Tax Cuts and Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on previously unremitted earnings of non-U.S. subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. The SEC staff issued Staff Accounting Bulletin (SAB) 118, which provided guidance on accounting for enactment effects of the TCJA. SAB 118 provided a measurement period of up to one year from the TCJA’s enactment date for companies to complete their accounting under ASC 740. In accordance with SAB 118, to the extent that a company’s accounting for certain income tax effects of the TCJA is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements. If a company cannot determine a provisional estimate to be included in its financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the TCJA.

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

The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. We were able to make a reasonable estimate of the transition tax and recorded a provisional obligation and additional income tax expense of $946 in the fourth quarter of 2017, which was reduced to $678 in the first quarter of 2018. The Company expects to elect to pay this liability over eight years. As of June 30, 2018, we reflected $54 and $549 in current accrued income taxes and other long term liabilities, respectively. However, the Company is continuing to gather additional information and will consider additional technical guidance to more precisely compute and account for the amount of the transition tax in the measurement period. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, finalize the calculation of non-U.S. income taxes paid on such earnings, and finalize our determination on the impact of the deemed repatriation of foreign earnings on 2017 taxable income.

In addition to the transition tax, the TCJA introduced a territorial tax system, which was effective beginning in 2018. The territorial tax system may impact the Company’s overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. In light of the territorial tax system, and other new international provisions within the TCJA that are effective beginning in 2018, the Company is currently analyzing its global capital and legal entity structure, working capital requirements, and repatriation plans. We have not completed our full analysis with respect to the impact of the TCJA on our indefinite reinvestment assertion, and we are not yet able to make reasonable estimates of its related effects. Therefore, no provisional adjustments relative to the territorial tax system and our indefinite reinvestment assertion were recorded. Further, it is impracticable for the Company to estimate any future tax costs for any unrecognized deferred tax liabilities associated with its indefinite reinvestment assertion as of December 31, 2017 or June 30, 2018, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, or other factors. If there are any changes to our indefinite reinvestment assertion as a result of finalizing our assessment of the TCJA, the Company will adjust its provisional estimates, record, and disclose any tax impacts in the appropriate period, pursuant to SAB 118.

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
Segment information is presented for the three and six months ended June 30, 2018 and 2017 as follows:

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net sales:
NobelClad	$22,016	$20,369	$40,208	$37,303
DynaEnergetics	58,899	26,821	108,020	48,849

Consolidated net sales	$80,915	$47,190	$148,228	$86,152

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Operating income
NobelClad	$1,703	$2,322	$1,691	$2,716
DynaEnergetics	12,228	1,998	20,948	2,040

Segment operating income	13,931	4,320	22,639	4,756

Unallocated corporate expenses	(2,618)	(1,527)	(5,306)	(3,698)
Stock-based compensation	(1,084)	(811)	(1,792)	(1,382)
Other expense, net	(327)	(949)	(704)	(529)
Interest expense	(137)	(330)	(603)	(836)
Interest income	1	—	2	1

Income (loss) before income taxes	$9,766	$703	$14,236	$(1,688)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Depreciation and amortization:
NobelClad	$817	$1,006	$1,633	$1,994
DynaEnergetics	1,575	1,704	3,134	3,381

Segment depreciation and amortization	$2,392	$2,710	$4,767	$5,375

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows. Revenues that would have been reported under previous accounting guidance would not have been materially different from the amounts shown below.

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
United States	6,775	9,455	12,481	15,435
Canada	1,631	2,834	3,424	5,500
United Arab Emirates	259	325	390	682
France	1,744	770	2,695	1,341
South Korea	828	695	1,831	1,143
Germany	640	733	2,253	2,764
Oman	50	127	212	1,299
India	33	51	803	259
Spain	464	807	632	1,029
Romania	36	55	76	119
China	4,386	984	7,844	1,024
Italy	872	426	1,077	963
Sweden	440	181	578	611
Rest of the world	3,858	2,926	5,912	5,134

Total NobelClad	$22,016	$20,369	$40,208	$37,303

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
United States	44,164	18,815	80,294	33,262
Canada	8,556	4,063	14,341	6,841
United Arab Emirates	365	66	888	88
France	21	1	73	36
Oman	44	17	726	130
Germany	53	19	81	57
Russia	1,144	916	2,426	1,844
India	195	526	829	1,350
Egypt	534	562	1,076	883
Romania	44	260	289	523
Iraq	245	—	319	—
Hong Kong	302	7	302	465
Rest of the world	3,232	1,569	6,376	3,370

Total DynaEnergetics	$58,899	$26,821	$108,020	$48,849

During the three months ended June 30, 2018, one customer in our DynaEnergetics segment accounted for approximately 10% of total net sales. During the six months ended June 30, 2018 and the three and six months ended June 30, 2017, no customer was responsible for more than 10% of total net sales.

9.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to euro, the U.S. dollar to Canadian dollar, the euro to the Russian ruble, and, to a lesser extent, other currencies, arising from inter-company and third party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in “Other expense, net” within our Condensed Consolidated Statements of Operations.

We execute derivatives with a specialized foreign exchange brokerage firm. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. We perform a review of the credit risk of our counterparties at the inception of the contract and on an ongoing basis. We anticipate that our counterparties will be able to fully satisfy their obligations under the agreements but will take action if doubt arises regarding the counterparties’ ability to perform.

As of June 30, 2018, the notional amounts of the forward contracts the Company held to purchase currencies were $14,707, and the notional amounts of forward contracts the Company held to sell currencies were $3,883. The fair values of outstanding foreign currency forward contracts were not material at June 30, 2018.

The following table presents the location and amount of net gains (losses) from hedging activities:

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2018	2017	2018	2017
Foreign currency contracts	Other income (expense), net	$(509)	$—	$(301)	$—
Total gain (loss)		$(509)	$—	$(301)	$—

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

In August 2015, we posted the bond of approximately $1,100 to U.S. Customs. Subsequently, U.S. Customs declined to conclude on the Company’s assertion that the mechanical tubing the Company has been importing is not within the scope of the AD order on OCTG from China. As a result, on September 25, 2015 the Company filed a request for a scope ruling with the U.S. Department of Commerce (“Commerce Department”).

On February 15, 2016, the Company received the Commerce Department’s scope ruling, which determined certain imports, primarily used for gun carrier tubing, are included in the scope of the AD/CVD orders on OCTG from China and thus are subject to AD/CVD.

On March 11, 2016, the Company filed an appeal with the U.S. Court of International Trade (“CIT”) related to the Commerce Department’s scope ruling. On February 7, 2017, the CIT remanded the scope ruling to the Commerce Department to reconsider its determination. The Commerce Department filed its remand determination with the CIT on June 7, 2017 continuing to find that the Company’s imports at issue are within the scope of the AD/CVD orders on OCTG from China. On March 16, 2018, the CIT issued its decision on the appeal and sustained the Commerce Department’s scope ruling. The Company did not appeal this ruling.

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

As of June 30, 2018, the total amount accrued related to AD/CVD, interest and penalties was $6,566. The Tendered Amounts were applied to reduce amounts accrued, and we expect to pay the remainder of the AD/CVD when they are formally assessed by Customs. The Company will continue to incur legal costs and could also be subject to additional interest.
Patent and Trademark Infringement

On July 1, 2016, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, Texas (“GEODynamics”) filed a patent infringement action against DynaEnergetics US, Inc. (“DynaEnergetics”) in the United States District Court for the Eastern District of Texas (“District Court”) alleging infringement of US Patent No. 8,544,563 (the “563 patent”), also based on DynaEnergetics’ US sales of DPEX® shaped charges. DynaEnergetics denies validity and infringement of the 563 patent and has vigorously defended itself against this lawsuit. As part of that defense, on September 20, 2016, DynaEnergetics filed an Inter Parties Review (IPR) against the 563 patent at the U.S. Patent Trial and Appeal Board (“PTAB”), requesting invalidation of the 563 patent. On March 17, 2017, DynaEnergetics’ IPR request was instituted by the PTAB, and on March 1, 2018, PTAB issued its decision in favor of DynaEnergetics, invalidating all challenged claims of the 563 patent. In May 2018, GEODynamics filed its notice of appeal with respect to the PTAB decision. Trial on the 563 patent remains stayed at this time, and DynaEnergetics plans to file for dismissal of the District Court case at the appropriate time.

On April 28, 2017, GEODynamics filed a patent infringement action against DynaEnergetics in District Court alleging infringement of U.S. Patent No. 8,220,394 (the “394 patent”), based on DynaEnergetics’ sales of its DPEX® and HaloFrac® shaped charges. DynaEnergetics denies validity and infringement of the 394 patent and is vigorously defending against this lawsuit. Trial on this matter is expected to occur in October 2018.

On August 21, 2017, GEODynamics filed a patent infringement action against DynaEnergetics GmbH & Co. KG and DynaEnergetics Beteiligungs GmbH, both wholly owned subsidiaries of DMC (collectively, “DynaEnergetics EU”), in the Regional Court of Düsseldorf, Germany, alleging infringement of the German part DE 60 2004 033 297 of European patent EP 1 671 013 B1 granted on June 29, 2011, a patent related to the 394 patent (the “EP 013 patent”). This action is based on the manufacturing, sale and marketing of DPEX shaped charges in Germany. DynaEnergetics EU denies validity and infringement of the EP 013 patent and is vigorously defending against this lawsuit. DynaEnergetics EU filed its defense at the Regional Court of Düsseldorf and a nullity action against EP 013 at the German Federal Patent Court on February 14, 2018. A trial in the infringement proceedings is not yet scheduled but expected in the fourth quarter of 2018, and a trial in the nullity action is not expected before late 2019.

On September 27, 2017, DynaEnergetics GmbH & Co. KG filed a revocation action in the Patents Court, Shorter Trials Scheme in the UK against GEODynamics, asserting that the EP 013 patent, as maintained in the UK, is invalid. GEODynamics filed its defense and a counterclaim alleging infringement of the EP 013 patent in November 2017 based on sales and marketing of DPEX® shaped charges in the UK. GEODynamics discontinued its counterclaim for infringement on May 9, 2018 and has been ordered to pay costs related thereto at the close of the proceedings. DynaEnergetics denies validity and infringement of the EP 013 patent and is vigorously challenging the EP 013 patent and defending against this lawsuit. Trial is currently expected to occur in October 2018.

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

11.    RESTRUCTURING

During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France, which it expects to complete by the end of 2018. Final approval of the proposed measures has been granted by the local workers council, in accordance with applicable French law. NobelClad plans to exit the Rivesaltes production facility, but will maintain its sales and administrative office in France. For the remainder of 2018, we expect to incur approximately $850 of restructuring expenses related to severance, equipment moving, legal fees, and contract termination costs.
Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses” line item in our Condensed Consolidated Statements of Operations:

	Three months ended June 30, 2018
	Severance	Other Exit Costs	Total
NobelClad	$182	$35	$217

Total	$182	$35	$217

	Six months ended June 30, 2018
	Severance	Other Exit Costs	Total
NobelClad	$235	$126	$361

Total	$235	$126	$361

	Three and six months ended June 30, 2017
	Severance	Asset Impairment	Other Exit Costs	Total
DynaEnergetics	$20	$143	$295	$458

Total	$20	$143	$295	$458
During the six months ended June 30, 2018, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2017	Expense	Payments and Other Adjustments	Currency Adjustments	June 30, 2018
Severance	$2,568	$235	$(157)	$(72)	$2,574
Other exit costs	10	126	(136)	—	—

Total	$2,578	$361	$(293)	$(72)	$2,574

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

Overview

General

DMC Global Inc. (“DMC”), operates two technical product and process business segments serving the energy, industrial and infrastructure markets. These segments, NobelClad and DynaEnergetics, operate globally through an international network of manufacturing, distribution and sales facilities.
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
NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog decreased to $36,981 at June 30, 2018 from $37,529 at December 31, 2017.

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

Factors Affecting Results

During the three and six months ended June 30, 2018, the following factors most affected our financial performance:

•
DynaEnergetics sales of $58,899 in the second quarter of 2018 increased 20% sequentially versus the first quarter of 2018 and 120% compared with the second quarter of 2017 primarily due to the impact of increased activity in North America’s unconventional onshore oil and gas well-completions sector, strong demand from a growing number of operators and service companies for DynaEnergetics’ perforating systems and higher average selling prices.

•	NobelClad’s sales of $22,016 in the second quarter of 2018 increased 21% sequentially and 8% versus the second quarter of 2017 due to higher project volume.

•
Consolidated gross profit of 33% in the second quarter of 2018 declined from 34% in the first quarter of 2018 but increased from 30% in the same period of 2017. The sequential decline reflects higher costs for both imported and domestically sourced materials in DynaEnergetics as well as operational challenges that accompanied the increase in manufacturing capacity. The decline was partially offset by improved project mix in NobelClad. The increase in gross profit percentage compared to the prior year primarily was due to a higher proportion of DynaEnergetics sales relative to NobelClad sales, higher average selling prices in DynaEnergetics, improved product mix and the favorable impact of higher volume on fixed manufacturing overhead expenses.

•
Consolidated selling, general and administrative expenses were $15,538 in the second quarter of 2018 compared with $10,574 in the second quarter of 2017. The increase primarily was due to patent infringement defense costs, headcount additions and merit increases as well as variable sales commissions, distribution expenses and incentive compensation.

•	DynaEnergetics recorded a $3,103 accrual in the first quarter of 2018 related to probable penalties on the anti-dumping and countervailing duties (“AD/CVD”) recorded in the fourth quarter of 2015.

•
Net debt of $27,982 increased $18,981 from $9,001 at December 31, 2017. The increase in net debt from December 31, 2017 primarily was attributable to borrowing to fund working capital and for the construction of DynaEnergetics’ 74,000 square foot manufacturing, assembly and administrative space on its manufacturing facility in Blum, Texas. Net debt is a non-GAAP measure calculated as amounts borrowed under lines of credit less cash and cash equivalents.

Business Outlook

•
In December 2017, DynaEnergetics commenced construction of a new 74,000 square foot manufacturing, assembly and administrative space at its existing site in Blum, Texas. The facility, which is scheduled to open during the third quarter of 2018, will substantially increase DynaEnergetics’ component manufacturing and DynaStage assembly capacity. During the first half of 2018, DynaEnergetics added a second automated DynaSelect detonator line at its facility in Troisdorf, Germany. In the second half of 2018, the business plans to add a second automated shaped-charge manufacturing line at Blum, which will more than double its shaped charge production capacity in the U.S.

•
The market opportunity for DynaEnergetics’ perforating systems continues to expand. As a result, we are increasing our 2018 capital expenditure budget to $46 million from a prior $30 million. The increase is to transition to in-house manufacturing of various components and to fund deposits on long-lead time equipment used to produce shaped charges and initiating systems. We intend to fund the increased expenditures using our revolving credit facility.

•
NobelClad’s quoting and shipping activity for its core repair and maintenance business in the downstream energy industry increased, and June 2018 had the highest booking level since October 2017. Fabricator customers expect improved demand for long-delayed repair, maintenance and upgrade work; although for U.S. fabricators, this may be negatively impacted by new tariffs and quotas. Higher energy prices could pull forward a number of these projects, which we believe could lead to a recovery in bookings activity during the remainder of 2018.

•	Management is exploring strategic alternatives for its Russia-based perforating manufacturing and sales operations, which are expected to contribute approximately 2% to the Company’s sales in 2018.

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

Consolidated Results of Operations

Three months ended June 30, 2018 compared with three months ended June 30, 2017

	Three months ended June 30,
	2018	2017	$ change	% change
Net sales	$80,915	$47,190	$33,725	71%
Gross profit	26,775	14,018	12,757	91%
Gross profit percentage	33.1%	29.7%
COSTS AND EXPENSES:
General and administrative expenses	9,743	6,082	3,661	60%
% of net sales	12.0%	12.9%
Selling and distribution expenses	5,795	4,492	1,303	29%
% of net sales	7.2%	9.5%
Amortization of purchased intangible assets	791	1,004	(213)	(21)%
% of net sales	1.0%	2.1%
Restructuring expenses	217	458	(241)	(53)%
Operating income	10,229	1,982	8,247	416%
Other expense, net	(327)	(949)	622	66%
Interest expense, net	(136)	(330)	194	59%
Income before income taxes	9,766	703	9,063	1,289%
Income tax provision	3,394	514	2,880	560%
Net income	6,372	189	6,183	3,271%
Adjusted EBITDA	$13,922	$5,961	$7,961	134%

Net sales increased compared with 2017 primarily due to increased market activity levels in North America’s unconventional onshore oil and gas well completions sector and strong demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad and improved pricing and product mix in DynaEnergetics.

General and administrative expenses increased compared with 2017 primarily due to patent infringement defense costs, increased salaries and wages due to merit increases and higher variable incentive compensation and stock-based compensation expense.

Selling and distribution increased compared with 2017 primarily due to higher salaries and wages from headcount additions and merit raises as well as variable sales commissions, distribution costs and incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2017.

Restructuring expenses in 2018 related primarily to legal fees and severance costs associated with the planned closure of NobelClad’s manufacturing operations in France.

Operating income increased compared with 2017 due to improved earnings in our DynaEnergetics segment partially offset by a decrease in our NobelClad segment.

Other expense, net in 2018 primarily relates to realized currency losses partially offset by unrealized foreign currency gains compared to realized and unrealized losses in 2017. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in “Other expense, net” within our Condensed Consolidated Statements of Operations.

Interest expense, net decreased compared with 2017 primarily due to capitalization of interest related to the construction of a new manufacturing, assembly and administrative space at DynaEnergetics existing site in Blum, Texas.

Income tax provision of $3,394 on pretax income of $9,766. The effective rate was favorably impacted by discrete items recorded in the quarter, including a $164 benefit for vesting of restricted stock. We recorded an income tax provision of $514 on pretax income of $703 for the second quarter of 2017. The tax expense in the second quarter of 2017 related to jurisdictions in which we generated pretax income, while tax benefits in jurisdictions in which we generated pretax losses were offset by valuation allowances.

Net income for the three months ended June 30, 2018 was $6,372, or $0.43 per diluted share, compared with net income of $189, or $0.01 per diluted share, for the same period in 2017.

Adjusted EBITDA increased compared with 2017 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2018	2017
Net income	$6,372	$189
Interest expense	137	330
Interest income	(1)	—
Provision for income taxes	3,394	514
Depreciation	1,601	1,706
Amortization of purchased intangible assets	791	1,004
EBITDA	12,294	3,743
Restructuring expenses	217	458
Stock-based compensation	1,084	811
Other expense, net	327	949
Adjusted EBITDA	$13,922	$5,961

Six months ended June 30, 2018 compared with six months ended June 30, 2017

	Six months ended June 30,
	2018	2017	$ change	% change
Net sales	$148,228	$86,152	$62,076	72%
Gross profit	49,528	24,384	25,144	103%
Gross profit percentage	33.4%	28.3%
COSTS AND EXPENSES:
General and administrative expenses	17,920	13,288	4,632	35%
% of net sales	12.1%	15.4%
Selling and distribution expenses	11,007	8,974	2,033	23%
% of net sales	7.4%	10.4%
Amortization of purchased intangible assets	1,596	1,988	(392)	(20)%
% of net sales	1.1%	2.3%
Restructuring expenses	361	458	(97)	(21)%
Anti-dumping duty penalties	3,103	—	3,103	100%
Operating income (loss)	15,541	(324)	15,865	4,897%
Other expense, net	(704)	(529)	(175)	(33)%
Interest expense, net	(601)	(835)	234	28%
Income (loss) before income taxes	14,236	(1,688)	15,924	943%
Income tax provision	3,944	1,144	2,800	245%
Net income (loss)	10,292	(2,832)	13,124	463%
Adjusted EBITDA	$25,564	$6,891	$18,673	271%

Net sales increased compared with 2017 primarily due to a 121% increase in DynaEnergetics’ net sales due to increased activity levels in North America’s unconventional onshore oil and gas well completions sector and increased customer demand for its advanced perforating systems.

Gross profit percentage increased primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad and improved pricing and product mix in DynaEnergetics.

General and administrative expenses increased compared with 2017 primarily due to patent infringement defense costs, increased salaries and wages from merit raises and higher variable incentive compensation and stock-based compensation expense.

Selling and distribution increased compared with 2017 primarily due to headcount additions and merit increases, patent litigation costs in DynaEnergetics and merit increases as well as variable sales commissions, distribution costs and incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2017.

Restructuring expenses in 2018 related primarily to legal fees and severance costs associated with the planned closure of NobelClad’s manufacturing operations in France while the expenses in 2017 related to the closure of DynaEnergetics operations in Kazakhstan.

Anti-dumping duty penalties represent an accrual for probable penalties on AD/CVD recorded in the DynaEnergetics segment in the fourth quarter of 2015.

Operating income in 2018 compared to operating loss in 2017 primarily due to improved earnings in our DynaEnergetics segment.

Other expense, net in 2018 primarily relates to realized foreign currency losses partially offset by unrealized gains compared to realized and unrealized losses in 2017. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in “Other expense, net” within our Condensed Consolidated Statements of Operations.

Interest expense, net decreased compared with 2017. We wrote off $159 of deferred debt issuance costs in the first quarter of 2018 versus $261 in the first quarter of 2017. The decrease was partially offset by higher interest rates on a larger average outstanding debt balance in 2018.

Income tax provision of $3,944 on pretax income of $14,236. The effective rate was favorably impacted by discrete items, including a $286 benefit for vesting of restricted stock, and a $268 adjustment to reduce the provisional Tax Cuts and Jobs Act transition tax amount originally recorded in the fourth quarter of 2017 due to new guidance issued by the Internal Revenue Service regarding the application of loss carryovers to the tax calculation. We recorded an income tax provision of $1,144 on a pretax loss of $1,688 for the second quarter of 2017. The tax expense in 2017 related to jurisdictions in which we generated pretax income, while tax benefits in jurisdictions in which we generated pretax losses were offset by valuation allowances.

Net income for the six months ended June 30, 2018 was $6,372, or $0.43 per diluted share, compared with a net loss of $2,832, or $0.20 per diluted share, for the same period in 2017.

Adjusted EBITDA increased compared with 2017 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2018	2017
Net income (loss)	$10,292	$(2,832)
Interest expense	603	836
Interest income	(2)	(1)
Provision for income taxes	3,944	1,144
Depreciation	3,171	3,387
Amortization of purchased intangible assets	1,596	1,988
EBITDA	19,604	4,522
Restructuring expenses	361	458
Anti-dumping duty penalties	3,103	—
Stock-based compensation	1,792	1,382
Other expense, net	704	529
Adjusted EBITDA	$25,564	$6,891

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income (loss) and adjusted EBITDA as well as projected future performance. Segment operating income (loss) is defined as revenues less expenses identifiable to the segment. Segment operating income (loss) will reconcile to consolidated income (loss) before income taxes by deducting unallocated corporate expenses, including stock-based compensation, net other expense, net interest expense, and income tax provision.

NobelClad

Three months ended June 30, 2018 compared with three months ended June 30, 2017

	Three months ended June 30,
	2018	2017	$ change	% change
Net sales	$22,016	$20,369	$1,647	8%
Gross profit	5,120	5,061	59	1%
Gross profit percentage	23.3%	24.8%
COSTS AND EXPENSES:
General and administrative expenses	1,135	958	177	18%
Selling and distribution expenses	1,963	1,687	276	16%
Amortization of purchased intangible assets	102	94	8	9%
Restructuring expenses	217	—	217	100%
Operating income	1,703	2,322	(619)	(27)%
Adjusted EBITDA	$2,737	$3,328	$(591)	(18)%

Net sales increased compared with 2017 due to higher project volume, including the final shipment of a large project for the petrochemical industry in Asia.

Gross profit percentage decreased compared with 2017 primarily due to less favorable margins on the mix of projects in the current year.

General and administrative expenses increased compared with 2017 primarily due to higher salaries and benefits and higher outside service costs.

Selling and distribution expenses increased compared with 2017 primarily due to headcount additions, higher outside service costs, and increased outside sales agent commissions from higher sales volume in territories in which we do not have an internal sales team.

Restructuring expenses in 2018 primarily related to legal fees and severance costs associated with the planned closure of manufacturing operations in France.

Operating income decreased compared with 2017 primarily due to the unfavorable impact of lower margins on the mix of projects in the current year, higher selling, general and administrative expenses and restructuring expenses.

Adjusted EBITDA declined compared with 2017 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2018	2017
Operating income	$1,703	$2,322
Adjustments:
Restructuring expenses	217	—
Depreciation	715	912
Amortization of purchased intangibles	102	94
Adjusted EBITDA	$2,737	$3,328

Six months ended June 30, 2018 compared with six months ended June 30, 2017

	Six months ended June 30,
	2018	2017	$ change	% change
Net sales	$40,208	$37,303	$2,905	8%
Gross profit	8,312	8,324	(12)	—%
Gross profit percentage	20.7%	22.3%
COSTS AND EXPENSES:
General and administrative expenses	2,215	1,996	219	11%
Selling and distribution expenses	3,838	3,427	411	12%
Amortization of purchased intangible assets	207	185	22	12%
Restructuring expenses	361	—	361	100%
Operating income	1,691	2,716	(1,025)	(38)%
Adjusted EBITDA	$3,685	$4,710	$(1,025)	(22)%

Net sales increased compared with 2017 due to higher project volume as well as the shipment of a large project for the petrochemical industry in Asia.

Gross profit percentage decreased compared with 2017 primarily due to less favorable margins on the mix of projects in the current year.

General and administrative expenses increased compared with 2017 primarily due to higher salaries and benefits and outside services costs

Selling and distribution expenses increased compared with 2017 primarily due to headcount additions, higher outside service costs, and increased outside sales agent commissions from sales volume in territories in which we do not have an internal sales team.

Restructuring expenses in 2018 primarily related to legal fees and severance costs associated with the planned closure of manufacturing operations in France.

Operating income decreased compared with 2017 primarily due to the unfavorable impact of lower margins on the mix of projects in the current year, higher selling, general and administrative expenses and restructuring expenses.

Adjusted EBITDA declined compared with 2017 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2018	2017
Operating income	$1,691	$2,716
Adjustments:
Restructuring expenses	361	—
Depreciation	1,426	1,809
Amortization of purchased intangibles	207	185
Adjusted EBITDA	$3,685	$4,710

DynaEnergetics

Three months ended June 30, 2018 compared with three months ended June 30, 2017

	Three months ended June 30,
	2018	2017	$ change	% change
Net sales	$58,899	$26,821	$32,078	120%
Gross profit	21,748	9,033	12,715	141%
Gross profit percentage	36.9%	33.7%
COSTS AND EXPENSES:
General and administrative expenses	5,120	2,968	2,152	73%
Selling and distribution expenses	3,711	2,699	1,012	37%
Amortization of purchased intangible assets	689	910	(221)	(24)%
Restructuring expenses	—	458	(458)	(100)%
Operating income	12,228	1,998	10,230	512%
Adjusted EBITDA	$13,803	$4,160	$9,643	232%

Net sales were higher than in 2017 primarily due to higher average selling prices, increased sales volume from improved activity levels in North America’s unconventional onshore oil and gas well completions sector and increased customer demand for perforating systems.

Gross profit percentage increased compared with 2017 due to improved product mix, higher average selling prices and the favorable impact of higher volume on fixed overhead expenses.

General and administrative expenses increased compared with 2017 primarily due to patent infringement defense costs, increased salaries and wages due to merit increases and higher variable incentive compensation expense.

Selling and distribution expenses increased compared with 2017 primarily due to headcount additions and merit increases as well as increased variable distribution expenses and sales commissions.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks as of December 31, 2017.

Restructuring expenses for 2017 related to the closure of DynaEnergetics operations in Kazakhstan.

Operating income was due to higher unit volume, favorable product mix and higher average selling prices, partially offset by increased general and administrative expenses and selling and distribution expenses.

Adjusted EBITDA increased compared with 2017 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2018	2017
Operating income	$12,228	$1,998
Adjustments:
Restructuring expenses	—	458
Depreciation	886	794
Amortization of purchased intangibles	689	910
Adjusted EBITDA	$13,803	$4,160

Six months ended June 30, 2018 compared with six months ended June 30, 2017

	Six months ended June 30,
	2018	2017	$ change	% change
Net sales	$108,020	$48,849	$59,171	121%
Gross profit	41,375	16,195	25,180	155%
Gross profit percentage	38.3%	33.2%
COSTS AND EXPENSES:
General and administrative expenses	8,964	6,528	2,436	37%
Selling and distribution expenses	6,971	5,366	1,605	30%
Amortization of purchased intangible assets	1,389	1,803	(414)	(23)%
Restructuring expenses	—	458	(458)	(100)%
Anti-dumping duty penalties	3,103	—	3,103	100%
Operating income	20,948	2,040	18,908	927%
Adjusted EBITDA	$27,185	$5,879	$21,306	362%

Net sales were higher than in 2017 primarily due to higher average selling prices, increased sales volume from improved activity levels in North America’s unconventional onshore oil and gas well completions sector and increased customer demand for perforating systems.

Gross profit percentage increased compared with 2017 due to improved product mix, higher average selling prices and the favorable impact of higher volume on fixed overhead expenses.

General and administrative expenses increased compared with 2017 primarily due to patent infringement defense costs, increased salaries and wages due to merit increases and higher variable incentive compensation expense.

Selling and distribution expenses increased compared with 2017 due to headcount additions and merit increases as well as variable distribution expenses and sales commissions and incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks as of December 31, 2017.

Restructuring expenses in 2017 related to the closure of DynaEnergetics operations in Kazakhstan.

Anti-dumping duty penalties represent an accrual for probable penalties owed on the AD/CVD recorded in the DynaEnergetics segment in 2015.

Operating income was due to higher unit volume, favorable product mix and higher average selling prices, partially offset by accrued penalties on AD/CVD as well as increased general and administrative expenses and selling and distribution expenses.

Adjusted EBITDA increased compared with 2017 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2018	2017
Operating income	$20,948	$2,040
Adjustments:
Restructuring expenses	—	458
Anti-dumping duty penalties	3,103	—
Depreciation	1,745	1,578
Amortization of purchased intangibles	1,389	1,803
Adjusted EBITDA	$27,185	$5,879

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

Debt facilities

On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capex Facility which is to be used to finance our DynaEnergetics manufacturing expansion project in Blum, Texas. The Capex facility allows for advances to fund capital expenditures of the Blum expansion project during year one of the credit facility. At the end of year one, the Capex Facility will convert to a term loan which will be amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in year five. The new facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
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

As of June 30, 2018, total loans of $35,382, including U.S. dollar revolving loans of $23,579 and loans under our Capex Facility of $11,803, were outstanding under our credit facility. While we had approximately $39,618 of available revolving credit loan capacity as of June 30, 2018 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a debt service coverage ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period, as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the June 30, 2018 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of June 30, 2018, calculated in accordance with the credit facility, as amended, was 0.88 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges. Consolidated EBITDA is defined above and Debt Service Charges equals the sum of Consolidated Interest Expense paid in cash (as defined in the agreement) and scheduled principal payments of Consolidated Funded Indebtedness (as defined in the agreement). Under our credit facility, the minimum debt service coverage ratio permitted by our credit facility for the June 30, 2018 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2018 was 25.36 to 1.0.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of June 30, 2018, we were in compliance with all financial covenants and other provisions of our debt agreements.

As of December 31, 2017, we had a $35,000 syndicated credit facility that allowed for revolving loans of $30,000 in U.S. dollars and $5,000 in alternative currencies as well as a $25,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders.

Other contractual obligations and commitments

Our long-term debt balance increased to $35,382 at June 30, 2018 from $18,250 at December 31, 2017. Our other contractual obligations and commitments have not materially changed since December 31, 2017.

Cash flows used in operating activities

Net cash used in operating activities was $1,579 for the six months ended June 30, 2018 compared to cash used in operating activities of $3,133 in the same period last year. The change primarily was due to net income in 2018 as compared to a net loss in 2017 partially offset by increased net working capital requirements from higher sales during the six months ended June 30, 2018.

Cash flows used in investing activities

Net cash flows used in investing activities for the six months ended June 30, 2018 of $16,201 primarily related to acquisitions of property, plant and equipment for the construction of DynaEnergetics’ new 74,000 square foot manufacturing, assembly and administrative space at its existing site in Blum, Texas. Net cash flows used in investing activities for the six months ended June 30, 2017 totaled $2,165 and were primarily due to acquisitions of property, plant and equipment.

Cash flows from financing activities

Net cash flows provided by financing activities for the six months ended June 30, 2018 totaled $15,748 compared to $7,177 for the six months ended June 30, 2017 primarily due to higher borrowings on bank lines of credit offset by additional treasury stock purchases.

Payment of Dividends

On May 31, 2018, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on July 16, 2018. The dividend of $297 was payable to shareholders of record as of June 30, 2018. We also paid quarterly cash dividends of $0.02 per share in the first quarter of 2018 and $0.02 per share in the first and second quarters of 2017.

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

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. NobelClad is entitled to each product’s transaction price upon the customer obtaining control of the item. Such control occurs as of a point in time, which is generally based upon relevant International Commercial Terms (“Incoterms”) as it relates to product ownership and legal title being transferred. Upon fulfillment of applicable Incoterms, NobelClad has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict the access to, the asset. No payment discounts, rebates, refunds, or any other forms of variable consideration are included within its contracts. NobelClad also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns.

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For less frequent contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good or service. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

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

In August 2015, we posted the bond of approximately $1,100 to U.S. Customs. Subsequently, U.S. Customs declined to conclude on the Company’s assertion that the mechanical tubing the Company has been importing is not within the scope of the AD order on OCTG from China. As a result, on September 25, 2015 the Company filed a request for a scope ruling with the U.S. Department of Commerce (“Commerce Department”).

On February 15, 2016, the Company received the Commerce Department’s scope ruling, which determined certain imports, primarily used for gun carrier tubing, are included in the scope of the AD/CVD orders on OCTG from China and thus are subject to AD/CVD.

On March 11, 2016, the Company filed an appeal with the U.S. Court of International Trade (“CIT”) related to the Commerce Department’s scope ruling. On February 7, 2017, the CIT remanded the scope ruling to the Commerce Department to reconsider its determination. The Commerce Department filed its remand determination with the CIT on June 7, 2017 continuing to find that the Company’s imports at issue are within the scope of the AD/CVD orders on OCTG from China. On March 16, 2018, the CIT issued its decision on the appeal and sustained the Commerce Department’s scope ruling. The Company did not appeal this ruling.

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

As of June 30, 2018, the total amount accrued related to AD/CVD, interest and penalties was $6,566. The Tendered Amounts were applied to reduce amounts accrued, and we expect to pay the remainder of the AD/CVD when they are formally assessed by Customs. The Company will continue to incur legal defense costs and could also be subject to additional interest.
Patent and Trademark Infringement

On July 1, 2016, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, Texas (“GEODynamics”) filed a patent infringement action against DynaEnergetics US, Inc. (“DynaEnergetics”) in the United

States District Court for the Eastern District of Texas (“District Court”) alleging infringement of US Patent No. 8,544,563 (the “563 patent”), also based on DynaEnergetics’ US sales of DPEX® shaped charges. DynaEnergetics denies validity and infringement of the 563 patent and has vigorously defended itself against this lawsuit. As part of that defense, on September 20, 2016, DynaEnergetics filed an Inter Parties Review (IPR) against the 563 patent at the U.S. Patent Trial and Appeal Board (“PTAB”), requesting invalidation of the 563 patent. On March 17, 2017, DynaEnergetics’ IPR request was instituted by the PTAB, and on March 1, 2018, PTAB issued its decision in favor of DynaEnergetics, invalidating all challenged claims of the 563 patent. In May 2018, GEODynamics filed its notice of appeal with respect to the PTAB decision. Trial on the 563 patent remains stayed at this time, and DynaEnergetics plans to file for dismissal of the District Court case at the appropriate time.

On April 28, 2017, GEODynamics filed a patent infringement action against DynaEnergetics in District Court alleging infringement of U.S. Patent No. 8,220,394 (the “394 patent”), based on DynaEnergetics’ sales of its DPEX® and HaloFrac® shaped charges. DynaEnergetics denies validity and infringement of the 394 patent and is vigorously defending against this lawsuit. Trial on this matter is expected to occur in October 2018.

On August 21, 2017, GEODynamics filed a patent infringement action against DynaEnergetics GmbH & Co. KG and DynaEnergetics Beteiligungs GmbH, both wholly owned subsidiaries of DMC (collectively, “DynaEnergetics EU”), in the Regional Court of Düsseldorf, Germany, alleging infringement of the German part DE 60 2004 033 297 of European patent EP 1 671 013 B1 granted on June 29, 2011, a patent related to the 394 patent (the “EP 013 patent”). This action is based on the manufacturing, sale and marketing of DPEX shaped charges in Germany. DynaEnergetics EU denies validity and infringement of the EP 013 patent and is vigorously defending against this lawsuit. DynaEnergetics EU filed its defense at the Regional Court of Düsseldorf and a nullity action against EP 013 at the German Federal Patent Court on February 14, 2018. A trial in the infringement proceedings is not yet scheduled but expected in the fourth quarter of 2018, and a trial in the nullity action is not expected before late 2019.

On September 27, 2017, DynaEnergetics GmbH & Co. KG filed a revocation action in the Patents Court, Shorter Trials Scheme in the UK against GEODynamics, asserting that the EP 013 patent, as maintained in the UK, is invalid. GEODynamics filed its defense and a counterclaim alleging infringement of the EP 013 patent in November 2017 based on sales and marketing of DPEX® shaped charges in the UK. GEODynamics discontinued its counterclaim for infringement on May 9, 2018 and has been ordered to pay costs related thereto at the close of the proceedings. DynaEnergetics denies validity and infringement of the EP 013 patent and is vigorously challenging the EP 013 patent and defending against this lawsuit. Trial is currently expected to occur in October 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the second quarter of 2018, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2018	1,019	$25.30
May 1 to May 31, 2018	314	$40.95
June 1 to June 30, 2018	—	$—
Total	1,333	$28.99

(1) All shares purchased in 2018 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2016 Stock Incentive Plan.
(2) As of June 30, 2018, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (504,302 shares).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2018, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	July 26, 2018	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)