Form 10-Q
period 2018-09-30
DMC Global Inc.
filed 2018-10-25
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Common Stock outstanding was 14,898,543 as of October 25, 2018.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding the expected impacts of new accounting standards and the timing of our implementation thereof, our business strategy, expectations regarding expanding market opportunities for DynaEnergetics’ perforating systems, the expected timing for the new manufacturing, assembly and administrative space in Blum, Texas to be fully operational, the estimated percent of DynaEnergetics’ total sales to be contributed by its Russia-based operations in 2018, the expected timing of the payments of AD/CVD penalties, our liquidity position and factors impacting such position, including expectations regarding legal costs, and the outcome of pending patent litigation. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2017 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to complete our expansion plans on schedule and on budget; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2018	2017
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,098	$8,983
Accounts receivable, net of allowance for doubtful accounts of $490 and $1,088, respectively	65,618	49,468
Inventories	56,496	35,742
Prepaid expenses and other	6,664	5,763

Total current assets	139,876	99,956

PROPERTY, PLANT AND EQUIPMENT	144,697	121,339
Less - accumulated depreciation	(64,915)	(61,467)

Property, plant and equipment, net	79,782	59,872

PURCHASED INTANGIBLE ASSETS, net	9,515	12,861

DEFERRED TAX ASSETS	—	98

OTHER ASSETS	346	296

TOTAL ASSETS	$229,519	$173,083
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30,	December 31,
	2018	2017
	(unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$25,068	$19,826
Accrued expenses	10,431	6,884
Accrued anti-dumping duties and penalties	8,000	3,609
Dividend payable	298	295
Accrued income taxes	9,299	2,939
Accrued employee compensation and benefits	7,720	6,186
Contract liabilities	4,310	5,888

Total current liabilities	65,126	45,627

LINES OF CREDIT	41,454	17,984

DEFERRED TAX LIABILITIES	849	573

OTHER LONG-TERM LIABILITIES	2,700	3,119

Total liabilities	110,129	67,303

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ EQUITY:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,896,043 and 14,782,018 shares outstanding, respectively	749	741
Additional paid-in capital	78,944	76,146
Retained earnings	74,318	60,074
Other cumulative comprehensive loss	(33,806)	(30,819)
Treasury stock, at cost; 82,136 and 39,783 shares, respectively	(815)	(362)

Total stockholders’ equity	119,390	105,780

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$229,519	$173,083

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
NET SALES	$87,883	$52,161	$236,111	$138,314
COST OF PRODUCTS SOLD	58,155	34,999	156,855	96,767
Gross profit	29,728	17,162	79,256	41,547
COSTS AND EXPENSES:
General and administrative expenses	9,630	6,535	27,550	19,821
Selling and distribution expenses	5,420	4,446	16,427	13,420
Amortization of purchased intangible assets	769	1,046	2,365	3,034
Restructuring expenses	192	—	553	458
Anti-dumping duty penalties	4,897	—	8,000	—
Goodwill impairment charge	—	17,584	—	17,584
Total costs and expenses	20,908	29,611	54,895	54,317
OPERATING INCOME (LOSS)	8,820	(12,449)	24,361	(12,770)
OTHER INCOME (EXPENSE):
Other expense, net	(335)	(436)	(1,039)	(965)
Interest expense	(495)	(367)	(1,098)	(1,203)
Interest income	—	—	2	2
INCOME (LOSS) BEFORE INCOME TAXES	7,990	(13,252)	22,226	(14,936)
INCOME TAX PROVISION	3,080	812	7,024	1,956
NET INCOME (LOSS)	$4,910	$(14,064)	$15,202	$(16,892)

INCOME (LOSS) PER SHARE
Basic	$0.33	$(0.98)	$1.02	$(1.18)
Diluted	$0.33	$(0.98)	$1.02	$(1.18)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
Basic	14,571,155	14,368,225	14,518,765	14,333,452
Diluted	14,571,155	14,368,225	14,518,765	14,333,452

DIVIDENDS DECLARED PER COMMON SHARE	$0.02	$0.02	$0.06	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss)	$4,910	$(14,064)	$15,202	$(16,892)

Change in cumulative foreign currency translation adjustment	(236)	2,952	(2,987)	9,730

Total comprehensive income (loss)	$4,674	$(11,112)	$12,215	$(7,162)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2017	14,821,801	$741	$76,146	$60,074	$(30,819)	(39,783)	$(362)	$105,780
Net income	—	—	—	15,202	—	—	—	15,202
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,987)	—	—	(2,987)
Shares issued in connection with stock compensation plans	156,378	8	224	—	—	—	—	232
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	2,574	—	—	—	—	2,574
Dividends declared	—	—	—	(893)	—	—	—	(893)
Treasury stock purchases	—	—	—	—	—	(42,353)	(453)	(453)
Balances, September 30, 2018	14,978,179	$749	$78,944	$74,318	$(33,806)	(82,136)	$(815)	$119,390

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2018	2017
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$15,202	$(16,892)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation (including capital lease amortization)	4,799	5,030
Amortization of purchased intangible assets	2,365	3,034
Amortization of deferred debt issuance costs	268	359
Stock-based compensation	2,662	2,125
Deferred income tax	276	(408)
Loss (gain) on disposal of property, plant and equipment	30	(46)
Restructuring expenses	553	458
Goodwill impairment charge	—	17,584
Transition tax liability	(679)	—
Change in:
Accounts receivable, net	(16,885)	(10,747)
Inventories	(21,618)	(1,221)
Prepaid expenses and other	(576)	20
Accounts payable	4,657	1,051
Contract liabilities	(1,559)	97
Accrued anti-dumping duties and penalties	4,391	(2,965)
Accrued expenses and other liabilities	12,659	3,039
Net cash provided by operating activities	6,545	518

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property, plant and equipment	(26,574)	(3,299)
Proceeds on sale of property, plant and equipment	—	2
Net cash used in investing activities	(26,574)	(3,297)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Borrowings on bank lines of credit, net	23,512	6,000
Payment of dividends	(891)	(880)
Payment of debt issuance costs	(310)	(133)
Net proceeds from issuance of common stock to employees and directors	232	154
Treasury stock purchases	(453)	(336)
Net cash provided by financing activities	22,090	4,805

EFFECTS OF EXCHANGE RATES ON CASH	54	416

NET INCREASE IN CASH AND CASH EQUIVALENTS	2,115	2,442
CASH AND CASH EQUIVALENTS, beginning of the period	8,983	6,419
CASH AND CASH EQUIVALENTS, end of the period	$11,098	$8,861

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

Revenue Recognition

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. Under the new standard, an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

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

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different goods by segment to determine the appropriate basis for revenue recognition, as described below. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers. On occasion, NobelClad and DynaEnergetics may require customers to make advance payments prior to the shipment of goods. We record such payments as contract liabilities in our Consolidated Balance Sheet. Please refer to Note 5 “Contract Liabilities” for further information.

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

For the three months ended September 30, 2018 and 2017, we recorded reversal of $32 and $65 of prior bad debt expense, respectively. For the nine months ended September 30, 2018 and 2017, we recorded reversal of $28 and $66 of prior bad debt expense, respectively.

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

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For less frequent contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

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

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) as reported	4,910	(14,064)	15,202	(16,892)
Less: Distributed net income available to participating securities	(7)	—	(20)	—
Less: Undistributed net income available to participating securities	(104)	—	(323)	—
Numerator for basic net income per share:	4,799	(14,064)	14,859	(16,892)
Add: Undistributed net income allocated to participating securities	104	—	323	—
Less: Undistributed net income reallocated to participating securities	(104)	—	(323)	—
Numerator for diluted net income per share:	4,799	(14,064)	14,859	(16,892)
Denominator:
Weighted average shares outstanding for basic net income per share	14,571,155	14,368,225	14,518,765	14,333,452
Effect of dilutive securities	—	—	—	—
Weighted average shares outstanding for diluted net income per share	14,571,155	14,368,225	14,518,765	14,333,452
Net income (loss) per share:
Basic	$0.33	$(0.98)	$1.02	$(1.18)
Diluted	$0.33	$(0.98)	$1.02	$(1.18)

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

We did not hold any Level 3 assets or liabilities as of September 30, 2018 or December 31, 2017.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02 which amends the existing accounting standards for lease accounting. The standard requires a lessee to recognize, on the balance sheet, a liability to make lease payments and a right-of-use (“ROU”) asset representing a right to use the underlying asset for the lease term. Leases will be classified as financing or operating, with classification affecting the pattern of expense recognition in the statement of operations. The ASU is effective for the Company on January 1, 2019. The ASU allows for either the modified or full retrospective method of adoption.

In July 2018, the FASB issued ASU No. 2018-11 which allows entities to apply the transition provisions of the new standard at its adoption date instead of at the earliest comparative period presented in the consolidated financial statements. The ASU allows entities to continue to apply the legacy guidance in Topic 840, Leases, including its disclosure requirements, in the comparative periods presented in the year the new leases standard is adopted. Entities that elect this option would still adopt the new leases standard using a modified retrospective transition method, but would recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption rather than in the earliest period presented.

The Company is currently in the process of completing an analysis of our vendor contracts and anticipates that a significant majority of its leasing arrangements will be classified as operating. Additionally, management is implementing a new software system to facilitate the requirements of the new standard and will complete the implementation during the fourth quarter of this year. Management is currently evaluating the impact that this standard will have on our consolidated financial statements and which practical expedients to employ during adoption. The Company anticipates that the adoption of this standard will result in an increase in its assets and liabilities.

In June 2016, the FASB issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company is required to adopt the new standard on January 1, 2020. Management is currently evaluating the potential impact that the adoption of this standard will have on the Company's financial position, results of operations, and related disclosures.

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

Inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$31,259	$16,255
Work-in-process	7,485	6,120
Finished goods	17,431	13,049
Supplies	321	318

	$56,496	$35,742

4.      PURCHASED INTANGIBLE ASSETS

The following table presents details of our purchased intangible assets as of September 30, 2018:

	Gross	Accumulated Amortization	Net
Core technology	$19,436	$(10,771)	$8,665
Customer relationships	37,564	(36,714)	850
Trademarks / Trade names	2,086	(2,086)	—

Total intangible assets	$59,086	$(49,571)	$9,515

The following table presents details of our purchased intangible assets, other than goodwill, as of December 31, 2017:

	Gross	Accumulated Amortization	Net
Core technology	$20,027	$(10,333)	$9,694
Customer relationships	39,244	(36,077)	3,167
Trademarks / Trade names	2,149	(2,149)	—

Total intangible assets	$61,420	$(48,559)	$12,861

The change in the gross value of our purchased intangible assets from December 31, 2017 to September 30, 2018 was due to foreign currency translation and an adjustment due to the recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. As of September 30, 2018 and December 31, 2017, contract liabilities (previously known as customer advances) were as follows:

	September 30, 2018	December 31, 2017
NobelClad	3,854	5,804
DynaEnergetics	456	84

Total	$4,310	$5,888

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $5,888 recorded as contract liabilities at December 31, 2017, $4,566 was recorded to net sales during the nine months ended September 30, 2018.

6.      DEBT

Lines of credit consisted of the following:

	September 30, 2018	December 31, 2017
Syndicated credit agreement:
U.S. Dollar revolving loan	$23,279	$18,250
Capital expenditure loan	18,990	—
Long-term lines of credit	42,269	18,250
Less: debt issuance costs	815	266
Lines of credit	$41,454	$17,984

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of September 30, 2018, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €1,827 is available as of September 30, 2018 after considering outstanding letters of credit.

Included in lines of credit are deferred debt issuance costs of $815 and $266 as of September 30, 2018 and December 31, 2017, respectively. Upon entering into the credit facility, we wrote off $159 of previously deferred debt issuance costs and incurred $817 of additional costs. Debt issuance costs of $507 were paid directly by the administrative agent and increased outstanding amounts under U.S. dollar revolving loans, and debt issuance costs of $310 have been paid by the Company. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

As of December 31, 2017, we had a $35,000 credit facility that allowed for revolving loans of $30,000 in U.S. dollars and $5,000 in alternative currencies as well as a $25,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders.

7.     INCOME TAXES

The effective tax rate for each of the periods reported differs from the U.S. statutory rate primarily due to variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods, differences between the U.S. and foreign tax rates (which range from 20% to 34%), permanent differences between book and taxable income, and changes to valuation allowances on our deferred tax assets.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. At September 30, 2018 and December 31, 2017, the Company was in a consolidated three-year cumulative loss position. Accordingly, we have evaluated the impact on all jurisdictions and have continued to record a valuation allowance against the corresponding net deferred tax assets as of September 30, 2018 and December 31, 2017. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

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

For various reasons that are discussed more fully below, including the issuance of additional technical and interpretive guidance, we have not completed accounting for the income tax effects of certain elements of the TCJA. However, we were able to make reasonable estimates of the TCJA’s effects and, as such, have recorded provisional amounts related to the transition tax and the remeasurement of deferred tax assets and liabilities.

The transition tax is a tax on previously untaxed accumulated and current earnings and profits (E&P) of certain of the Company’s non-U.S. subsidiaries. To determine the amount of the transition tax, we must determine, in addition to other factors, the amount of post-1986 E&P of the relevant subsidiaries, as well as the amount of non-U.S. income taxes paid on such earnings. E&P is similar to retained earnings of the subsidiary, but requires other adjustments to conform to U.S. tax rules. Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets. We were able to make a reasonable estimate of the transition tax and recorded a provisional obligation and additional income tax expense of $946 in the fourth quarter of 2017, which was reduced to $678 in the first quarter of 2018 in response to additional guidance received from the Internal Revenue Service and to $343 in the third quarter of 2018 upon completion of certain E&P calculations. The Company expects to elect to pay this liability over eight years. A payment of $76 was made during the second quarter of 2018. As of September 30, 2018, we reflected $267 in other long term liabilities. However, the Company is continuing to gather additional information and will consider additional technical guidance to more precisely compute and account for the amount of the transition tax in the measurement period. This amount may change when we finalize the calculation of post-1986 foreign E&P previously deferred from U.S. federal taxation, finalize the calculation of non-U.S. income taxes paid on such earnings, and finalize our determination on the impact of the deemed repatriation of foreign earnings on 2017 taxable income.

In addition to the transition tax, the TCJA introduced a territorial tax system, which was effective beginning in 2018. The territorial tax system may impact the Company’s overall global capital and legal entity structure, working capital, and repatriation plan on a go-forward basis. In light of the territorial tax system, and other new international provisions within the TCJA that are effective beginning in 2018, the Company is currently analyzing its global capital and legal entity structure, working capital requirements, and repatriation plans. We have not completed our full analysis with respect to the impact of the TCJA on our indefinite reinvestment assertion, and we are not yet able to make reasonable estimates of its related effects. Therefore, no provisional adjustments relative to the territorial tax system and our indefinite reinvestment assertion were recorded. Further, it is impracticable for the Company to estimate any future tax costs for any unrecognized deferred tax liabilities associated with its indefinite reinvestment assertion as of December 31, 2017 or September 30, 2018, because the actual tax liability, if any, would be dependent on complex analysis and calculations considering various tax laws, exchange rates, circumstances existing when a repatriation, sale, or liquidation occurs, or other factors. If there are any changes to our indefinite reinvestment assertion as a result of finalizing our assessment of the TCJA, the Company will adjust its provisional estimates, record, and disclose any tax impacts in the appropriate period, pursuant to SAB 118.

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
Segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net sales:
NobelClad	$21,633	$16,841	$61,841	$54,145
DynaEnergetics	66,250	35,320	174,270	84,169

Net sales	$87,883	$52,161	$236,111	$138,314

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Operating income (loss)
NobelClad	$2,099	$(17,030)	$3,791	$(14,313)
DynaEnergetics	9,860	6,867	30,801	8,908

Segment operating income (loss)	11,959	(10,163)	34,592	(5,405)

Unallocated corporate expenses	(2,269)	(1,543)	(7,569)	(5,240)
Stock-based compensation	(870)	(743)	(2,662)	(2,125)
Other expense, net	(335)	(436)	(1,039)	(965)
Interest expense	(495)	(367)	(1,098)	(1,203)
Interest income	—	—	2	2

Income (loss) before income taxes	$7,990	$(13,252)	$22,226	$(14,936)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Depreciation and amortization:
NobelClad	$802	$932	$2,435	$2,927
DynaEnergetics	1,595	1,757	4,729	5,137

Segment depreciation and amortization	$2,397	$2,689	$7,164	$8,064

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows. Revenues that would have been reported under previous accounting guidance would not have been materially different from the amounts shown below.

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
United States	9,815	9,484	22,296	24,918
Canada	1,415	1,041	4,839	6,541
United Arab Emirates	346	418	737	1,100
France	508	655	3,203	1,996
South Korea	143	29	1,974	1,173
Germany	1,459	1,056	3,712	3,820
Oman	424	24	635	1,323
India	1,284	272	2,086	531
Spain	268	345	900	1,375
China	1,217	1	9,061	1,025
Italy	471	221	1,547	1,183
Hong Kong	851	638	2,662	1,400
Sweden	1,394	987	1,972	1,598
Rest of the world	2,038	1,670	6,217	6,162

Total NobelClad	$21,633	$16,841	$61,841	$54,145

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
United States	54,281	24,740	134,575	58,002
Canada	5,904	4,583	20,245	11,425
United Arab Emirates	146	113	1,034	201
France	3	7	76	43
Oman	74	182	800	312
Germany	41	207	122	264
Russia	646	888	3,072	2,733
India	678	287	1,507	1,637
Egypt	321	901	1,397	1,784
Romania	110	498	399	1,021
Iraq	—	25	318	25
Rest of the world	4,046	2,889	10,725	6,722

Total DynaEnergetics	$66,250	$35,320	$174,270	$84,169

During the three months ended September 30, 2018, two customers in our DynaEnergetics segment each individually accounted for greater than 10% of total net sales. During the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017, no customer was responsible for more than 10% of total net sales.

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

As of September 30, 2018, the notional amounts of the forward contracts the Company held to purchase currencies were $9,042, and the notional amounts of forward contracts the Company held to sell currencies were $2,806. The fair values of outstanding foreign currency forward contracts were not material at September 30, 2018.

The following table presents the location and amount of net gains (losses) from hedging activities:

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2018	2017	2018	2017
Foreign currency contracts	Other income (expense), net	$36	$(193)	$(265)	$(193)

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

On December 27, 2016, we received notice from U.S. Customs that it may pursue penalties against us related to the AD/CVD issue and demanding tender of alleged loss of AD/CVD in an amount of $3,049, which had previously been accrued for in our financial statements. We filed a response to the notice on February 6, 2017. On February 16, 2017, we received notice that U.S. Customs was seeking penalties in the amount of $14,783. U.S. Customs also reasserted its demand for tender of alleged loss of AD/CVD in the amount of $3,049. We tendered $3,049 in AD amounts on March 6, 2017 into a suspense account pending ultimate resolution of the AD/CVD case. We submitted a petition for relief and mitigation of penalties on May 17, 2017.

On March 27, 2018, we received notice from U.S. Customs Headquarters that it intended to move forward with its pursuit of penalties. The Company engaged in discussions with U.S. Customs Headquarters regarding the scope of penalties asserted and the arguments set forth in the Company’s petition for relief and mitigation of penalties. Based on these discussions and the Company’s assessment of the probable ultimate penalty rate, the Company accrued $3,103 in the first quarter of 2018.

On October 11, 2018, we received a decision from U.S. Customs Headquarters in which a mitigated amount of $8,000 in penalties was asserted. The Company expects to tender the amount in the fourth quarter of 2018. In its financial statements for the quarter ended September 30, 2018, the Company accrued an additional $4,897 of penalties. As of September 30, 2018, the total amount accrued related to AD/CVD penalties was $8,000.

During the quarter ended September 30, 2018, the Company paid the remaining accrued AD/CVD and interest of $3,461 to U.S. Customs.

Patent and Trademark Infringement

On July 1, 2016, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, Texas (“GEODynamics”) filed a patent infringement action against DynaEnergetics US, Inc. (“DynaEnergetics”) in the United States District Court for the Eastern District of Texas (“District Court”) alleging infringement of US Patent No. 8,544,563 (the “563 patent”), based on DynaEnergetics’ US sales of DPEX® shaped charges. As part of the defense of this action, on September 20, 2016, DynaEnergetics filed an Inter Parties Review (IPR) against the 563 patent at the U.S. Patent Trial and Appeal Board (“PTAB”), requesting invalidation of the 563 patent. On March 17, 2017, DynaEnergetics’ IPR request was instituted by the PTAB, and on March 1, 2018, PTAB issued its decision in favor of DynaEnergetics, invalidating all challenged claims of the 563 patent. In May 2018, GEODynamics filed its notice of appeal with respect to the PTAB decision but withdrew its notice of appeal in September 2018. DynaEnergetics is in the process of filing for dismissal of the District Court case.

On April 28, 2017, GEODynamics filed a patent infringement action against DynaEnergetics in District Court alleging infringement of U.S. Patent No. 8,220,394 (the “394 patent”), based on DynaEnergetics’ U.S. sales of its DPEX® and HaloFrac® shaped charges. The 394 patent case went to trial in early October 2018, and on October 10, 2018, the jury found in favor of DynaEnergetics on all counts.

On August 21, 2017, GEODynamics filed a patent infringement action against DynaEnergetics GmbH & Co. KG and DynaEnergetics Beteiligungs GmbH, both wholly owned subsidiaries of DMC (collectively, “DynaEnergetics EU”), in the Regional Court of Düsseldorf, Germany, alleging infringement of the German part DE 60 2004 033 297 of European patent EP 1 671 013 B1 granted on June 29, 2011, a patent related to the 394 patent (the “EP 013 patent”). This action is based on the manufacturing, sale and marketing of DPEX shaped charges in Germany. DynaEnergetics EU denies validity and infringement of the EP 013 patent and is vigorously defending against this lawsuit. DynaEnergetics EU filed its defense at the Regional Court of Düsseldorf and a nullity action against EP 013 at the German Federal Patent Court on February 14, 2018. A trial in the infringement proceedings is scheduled for March 2019, and a trial in the nullity action is not expected before late 2019.

On September 27, 2017, DynaEnergetics GmbH & Co. KG filed a revocation action in the Patents Court, Shorter Trials Scheme in the UK against GEODynamics, asserting that the EP 013 patent, as maintained in the UK, is invalid. GEODynamics filed its defense and a counterclaim alleging infringement of the EP 013 patent in November 2017 based on sales and marketing of DPEX® shaped charges in the UK. GEODynamics discontinued its counterclaim for infringement on May 9, 2018 and has been ordered to pay costs related thereto at the close of the proceedings. Trial is currently expected to begin in late October 2018.

We do not believe that the EP 013 patent or infringement claims based on the patent are valid, and we do not believe it is probable that we will incur a material loss on the EP 013 matter. However, if it is determined that the patent is valid and that DynaEnergetics EU has infringed it, it is reasonably possible that our financial statements could be materially affected. We are not able to provide a reasonable estimate of the range of loss, and we have not accrued for any such losses. Such an evaluation includes, among other things, a determination of the total number of infringing products manufactured in Germany, the scope of potential damages and the relevant period for which damages would apply, if any.

Operating Leases

During the third quarter of 2018, we signed a lease for new office space for our corporate headquarters and for NobelClad’s U.S. administrative offices. We expect to move into the new offices during the first quarter of 2019. The annual minimum commitment payments under the office lease for the next five years as of September 30, 2018 are presented below:

Office Lease Commitments
Year ended December 31 -
2018	$—
2019	236
2020	286
2021	296
2022	305
Thereafter	2,267

Total minimum payments	$3,390

11.    RESTRUCTURING

During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France, which it expects to complete by the end of 2018. Final approval of the proposed measures has been granted by the local workers council, in accordance with applicable French law. NobelClad plans to exit the Rivesaltes production facility, but will maintain its sales and administrative office in France. For the remainder of 2018, we expect to incur approximately $550 of restructuring expenses related to severance, equipment moving, legal fees, and contract termination costs.
Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses” line item in our Condensed Consolidated Statements of Operations:

	Three months ended September 30, 2018
	Severance	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$65	$119	$8	$192

	Nine months ended September 30, 2018
	Severance	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$300	$119	$134	$553

	Nine months ended September 30, 2017
	Severance	Asset Impairment	Other Exit Costs	Total
DynaEnergetics	$20	$143	$295	$458
During the nine months ended September 30, 2018, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2017	Expense	Payments and Other Adjustments	Currency Adjustments	September 30, 2018
Severance	$2,568	$300	$(248)	$(73)	$2,547
Equipment moving costs	—	119	(93)	—	26
Other exit costs	10	134	(144)	—	—

Total	$2,578	$553	$(485)	$(73)	$2,573

11.    SUBSEQUENT EVENTS

Patent and Trademark Infringement

Trial on the 394 patent infringement matter resulted in a verdict on October 10, 2018 in favor of DynaEnergetics on all counts. Please refer to Note 10 “Commitments and Contingencies” for further discussion of the alleged patent infringement case.

Anti-dumping and Countervailing Duties

Subsequent to September 30, 2018, the Company received a written response from U.S. Customs related to penalties previously assessed. After reviewing the Company’s previously filed petition for relief and mitigation of penalties, U.S. Customs asserted a mitigated penalty of $8,000. Based upon this decision and the Company’s decision not to appeal further, the Company has accrued an additional $4,897 during the third quarter as a recognized subsequent event. Please refer to Note 10 “Commitments and Contingencies” for further discussion of the anti-dumping and countervailing duties.

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

Overview

General

DMC Global Inc. (“DMC”) operates two technical product and process business segments serving the energy, industrial and infrastructure markets. These segments, NobelClad and DynaEnergetics, operate globally through an international network of manufacturing, distribution and sales facilities.
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
NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog decreased to $36,293 at September 30, 2018 from $37,529 at December 31, 2017.

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

Factors Affecting Results

During the three and nine months ended September 30, 2018, the following factors most affected our financial performance:

•
DynaEnergetics sales of $66,250 in the third quarter of 2018 increased 12% sequentially versus the second quarter of 2018 and 88% compared with the third quarter of 2017 primarily due to strong demand from a growing number of operators and service companies for DynaEnergetics’ advanced perforating systems.

•	NobelClad’s sales of $21,633 in the third quarter of 2018 increased 28% versus the third quarter of 2017 due to higher project volume.

•
Consolidated gross profit of 34% in the third quarter of 2018 increased from 33% in the third quarter of 2017. The improvement primarily was due to a higher proportion of DynaEnergetics sales relative to NobelClad sales, higher average selling prices in DynaEnergetics and the favorable impact of higher volume on fixed manufacturing overhead expenses.

•
Consolidated selling, general and administrative expenses were $15,050 in the third quarter of 2018 compared with $10,981 in the third quarter of 2017. The increase primarily was due to patent infringement legal defense costs, headcount additions and merit increases, as well as stock-based compensation and variable sales commissions, distribution expenses and incentive compensation.

•
Subsequent to the close of the third quarter, DynaEnergetics was notified by the U.S. Customs Department of its decision to assess an $8,000 penalty associated with a 2015 anti-dumping and countervailing duties case. The Company previously had disclosed a potential penalty range of $3,100 to $12,400. DynaEnergetics, which has elected not to continue its appeals in the case, recorded an accrual for potential penalties of $3,103 in the first quarter of 2018 and an additional $4,897 in the third quarter of 2018. The Company plans to tender the $8,000 in the fourth quarter of 2018.

•
Net debt of $30,356 increased $21,355 from $9,001 at December 31, 2017. The increase in net debt from December 31, 2017 primarily was attributable to borrowing to fund working capital and for the construction of DynaEnergetics’ 74,000 square foot manufacturing, assembly and administrative space on its manufacturing facility in Blum, Texas. Net debt is a non-GAAP measure calculated as amounts borrowed under lines of credit less cash and cash equivalents.

Business Outlook

•
In the fourth quarter of 2018, DynaEnergetics commenced production and assembly operations at its new 74,000 square foot manufacturing, assembly and administrative space at its existing site in Blum, Texas. The facility is expected to be fully operational during the fourth quarter.

•
In the fourth quarter of 2018, NobelClad expects to complete the consolidation of its European manufacturing facilities. NobelClad will close its manufacturing facility in Rivesaltes, France. All manufacturing and shooting operations in Europe will occur at its existing site in Liebenscheid, Germany.

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

Consolidated Results of Operations

Three months ended September 30, 2018 compared with three months ended September 30, 2017

	Three months ended September 30,
	2018	2017	$ change	% change
Net sales	$87,883	$52,161	$35,722	68%
Gross profit	29,728	17,162	12,566	73%
Gross profit percentage	33.8%	32.9%
COSTS AND EXPENSES:
General and administrative expenses	9,630	6,535	3,095	47%
% of net sales	11.0%	12.5%
Selling and distribution expenses	5,420	4,446	974	22%
% of net sales	6.2%	8.5%
Amortization of purchased intangible assets	769	1,046	(277)	(26)%
% of net sales	0.9%	2.0%
Restructuring expenses	192	—	192	100%
Anti-dumping duty penalties	4,897	—	4,897	100%
Goodwill impairment charge	—	17,584	(17,584)	(100)%
Operating income (loss)	8,820	(12,449)	21,269	171%
Other expense, net	(335)	(436)	101	23%
Interest expense, net	(495)	(367)	(128)	(35)%
Income before income taxes	7,990	(13,252)	21,242	160%
Income tax provision	3,080	812	2,268	279%
Net income (loss)	4,910	(14,064)	18,974	135%
Adjusted EBITDA	$17,176	$8,567	$8,609	100%

Net sales increased compared with 2017 primarily due to increased market activity levels in North America’s unconventional onshore oil and gas well completions sector and strong demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased compared with 2017 primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad and improved pricing and product mix in DynaEnergetics.

General and administrative expenses increased compared with 2017 primarily due to patent infringement legal defense costs, increased salaries and wages due to merit increases and higher variable incentive compensation and stock-based compensation expense.

Selling and distribution increased compared with 2017 primarily due to higher salaries and wages from headcount additions and merit raises as well as variable sales commissions, distribution costs and incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2017.

Restructuring expenses in 2018 primarily related to equipment moving expenses and severance costs associated with the planned closure of NobelClad’s manufacturing operations in France.

Anti-dumping duty penalties represent an accrual for a mitigated amount of penalties related to the anti-dumping and countervailing duties (“AD/CVD”) matter that was formally asserted by U.S. Customs Headquarters and recorded by the DynaEnergetics segment.

Goodwill impairment charge relates to fully impairing NobelClad's goodwill balance in the third quarter of 2017.

Operating income in 2018 compared with an operating loss in 2017 due to improved earnings in our DynaEnergetics and NobelClad segments as well as the non-recurring goodwill impairment charge in 2017 partially offset by the accrual for AD/CVD penalties in 2018.

Other expense, net in 2018 primarily relates to realized and unrealized currency losses compared to realized and unrealized losses in 2017. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in “Other expense, net” within our Condensed Consolidated Statements of Operations.

Interest expense, net increased compared with 2017 primarily due to a larger average outstanding debt balance, including borrowings to finance the construction of a new manufacturing, assembly and administrative space at DynaEnergetics’ existing site in Blum, Texas.

Income tax provision of $3,080 on pretax income of $7,990. The effective rate was unfavorably impacted by the $4,897 accrual of non-deductible anti-dumping duty penalties but was favorably impacted by discrete items, including a $52 benefit for vesting of restricted stock, and a $336 adjustment to reduce the provisional Tax Cuts and Jobs Act transition tax amount originally recorded in the fourth quarter of 2017 due to the completion of certain earnings and profits (E&P) calculations. We recorded an income tax provision of $812 on pretax loss of $13,252 for the third quarter of 2017. The tax expense in the third quarter of 2017 related to jurisdictions in which we generated pretax income, while tax benefits in jurisdictions in which we generated pretax losses were offset by valuation allowances.

Net income for the three months ended September 30, 2018 was $4,910, or $0.33 per diluted share, compared with net loss of $14,064, or $0.98 per diluted share, for the same period in 2017.

Adjusted EBITDA increased compared with 2017 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2018	2017
Net income (loss)	$4,910	$(14,064)
Interest expense	495	367
Interest income	—	—
Provision for income taxes	3,080	812
Depreciation	1,628	1,643
Amortization of purchased intangible assets	769	1,046
EBITDA	10,882	(10,196)
Restructuring expenses	192	—
Anti-dumping duty penalties	4,897	—
Goodwill impairment charge	—	17,584
Stock-based compensation	870	743
Other expense, net	335	436
Adjusted EBITDA	$17,176	$8,567

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

	Nine months ended September 30,
	2018	2017	$ change	% change
Net sales	$236,111	$138,314	$97,797	71%
Gross profit	79,256	41,547	37,709	91%
Gross profit percentage	33.6%	30.0%
COSTS AND EXPENSES:
General and administrative expenses	27,550	19,821	7,729	39%
% of net sales	11.7%	14.3%
Selling and distribution expenses	16,427	13,420	3,007	22%
% of net sales	7.0%	9.7%
Amortization of purchased intangible assets	2,365	3,034	(669)	(22)%
% of net sales	1.0%	2.2%
Restructuring expenses	553	458	95	21%
Anti-dumping duty penalties	8,000	—	8,000	100%
Goodwill impairment charge	—	17,584	(17,584)	(100)%
Operating income (loss)	24,361	(12,770)	37,131	291%
Other expense, net	(1,039)	(965)	(74)	(8)%
Interest expense, net	(1,096)	(1,201)	105	9%
Income (loss) before income taxes	22,226	(14,936)	37,162	249%
Income tax provision	7,024	1,956	5,068	259%
Net income (loss)	15,202	(16,892)	32,094	190%
Adjusted EBITDA	$42,740	$15,461	$27,279	176%

Net sales increased compared with 2017 primarily due to a 107% increase in DynaEnergetics’ net sales due to increased activity levels in North America’s unconventional onshore oil and gas well completions sector and growth in customer demand for its advanced perforating systems.

Gross profit percentage increased compared with 2017 primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad, improved pricing and product mix in DynaEnergetics, as well as better project mix in NobelClad.

General and administrative expenses increased compared with 2017 primarily due to patent infringement legal defense costs and other outside service expenses, increased salaries and wages from merit raises and higher variable incentive compensation and stock-based compensation expense.

Selling and distribution increased compared with 2017 primarily due to headcount additions and merit increases as well as variable sales commissions, distribution costs and incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2017.

Restructuring expenses in 2018 primarily related to equipment moving expenses, legal fees and severance costs associated with the planned closure of NobelClad’s manufacturing operations in France, while the expenses in 2017 related to the closure of DynaEnergetics operations in Kazakhstan.

Anti-dumping duty penalties represent an accrual for a mitigated amount of penalties related to the AD/CVD matter that was formally asserted by U.S. Customs Headquarters and recorded by the DynaEnergetics segment.

Goodwill impairment charge relates to fully impairing NobelClad's goodwill balance in the third quarter of 2017.

Operating income in 2018 compared to operating loss in 2017 primarily due to improved earnings in our DynaEnergetics segment as well as the non-recurring goodwill impairment charge in 2017.

Other expense, net in 2018 primarily relates to realized and unrealized foreign currency losses compared to realized and unrealized losses in 2017. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in “Other expense, net” within our Condensed Consolidated Statements of Operations.

Interest expense, net decreased compared with 2017. We wrote off $159 of deferred debt issuance costs in the first quarter of 2018 versus $261 in the first quarter of 2017. Additionally, during 2018 we capitalized interest of approximately $217 on DynaEnergetics’ new manufacturing, assembly and administrative facility in Blum, Texas. These two items were partially offset by interest incurred on a larger average outstanding debt balance in 2018.

Income tax provision of $7,024 on pretax income of $22,226. The effective rate was unfavorably impacted by the accrual of non-deductible anti-dumping duty penalties but was favorably impacted by discrete items, including a $338 benefit for vesting of restricted stock, and a $603 adjustment to reduce the provisional Tax Cuts and Jobs Act transition tax amount originally recorded in the fourth quarter of 2017 due to new guidance issued by the Internal Revenue Service regarding the application of loss carryovers to the tax calculation and the completion of certain E&P calculations. We recorded an income tax provision of $1,956 on a pretax loss of $14,936 for the nine months ended September 30, 2017. The tax expense in 2017 related to jurisdictions in which we generated pretax income, while tax benefits in jurisdictions in which we generated pretax losses were offset by valuation allowances.

Net income for the nine months ended September 30, 2018 was $15,202, or $1.02 per diluted share, compared with a net loss of $16,892, or $1.18 per diluted share, for the same period in 2017.

Adjusted EBITDA increased compared with 2017 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2018	2017
Net income (loss)	$15,202	$(16,892)
Interest expense	1,098	1,203
Interest income	(2)	(2)
Provision for income taxes	7,024	1,956
Depreciation	4,799	5,030
Amortization of purchased intangible assets	2,365	3,034
EBITDA	30,486	(5,671)
Restructuring expenses	553	458
Anti-dumping duty penalties	8,000	—
Goodwill impairment charge	—	17,584
Stock-based compensation	2,662	2,125
Other expense, net	1,039	965
Adjusted EBITDA	$42,740	$15,461

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

NobelClad

Three months ended September 30, 2018 compared with three months ended September 30, 2017

	Three months ended September 30,
	2018	2017	$ change	% change
Net sales	$21,633	$16,841	$4,792	28%
Gross profit	5,302	3,560	1,742	49%
Gross profit percentage	24.5%	21.1%
COSTS AND EXPENSES:
General and administrative expenses	1,090	1,210	(120)	(10)%
Selling and distribution expenses	1,822	1,696	126	7%
Amortization of purchased intangible assets	99	100	(1)	(1)%
Restructuring expenses	192	—	192	100%
Goodwill impairment charge	—	17,584	(17,584)	(100)%
Operating income (loss)	2,099	(17,030)	19,129	112%
Adjusted EBITDA	$3,093	$1,486	$1,607	108%

Net sales increased compared with 2017 due to higher project volume in NobelClad’s core repair and maintenance business.

Gross profit percentage increased compared with 2017 primarily due to more favorable margins on the mix of projects in the current year combined with the favorable impact of higher net sales on fixed manufacturing overhead expenses.

General and administrative expenses decreased compared with 2017 primarily due to lower outside service costs.

Selling and distribution expenses increased compared with 2017 primarily due to increased outside sales agent commissions from higher sales volume in territories in which we do not have an internal sales team, headcount additions, and higher outside service costs.

Restructuring expenses in 2018 primarily related to equipment moving expenses and severance costs associated with the planned closure of manufacturing operations in France.

Goodwill impairment charge in 2017 relates to fully impairing NobelClad's goodwill balance.

Operating income in 2018 compared with operating loss 2017 was primarily due to the non-recurring goodwill impairment charge in 2017 combined with the favorable impact of higher margins on the mix of projects in the current year as well as lower general and administrative expenses.

Adjusted EBITDA increased compared with 2017 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2018	2017
Operating income (loss)	$2,099	$(17,030)
Adjustments:
Restructuring expenses	192	—
Goodwill impairment charge	—	17,584
Depreciation	703	832
Amortization of purchased intangibles	99	100
Adjusted EBITDA	$3,093	$1,486

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

	Nine months ended September 30,
	2018	2017	$ change	% change
Net sales	$61,841	$54,145	$7,696	14%
Gross profit	13,615	11,885	1,730	15%
Gross profit percentage	22.0%	22.0%
COSTS AND EXPENSES:
General and administrative expenses	3,305	3,206	99	3%
Selling and distribution expenses	5,660	5,123	537	10%
Amortization of purchased intangible assets	306	285	21	7%
Restructuring expenses	553	—	553	100%
Goodwill impairment charge	—	17,584	(17,584)	(100)%
Operating income (loss)	3,791	(14,313)	18,104	126%
Adjusted EBITDA	$6,779	$6,198	$581	9%

Net sales increased compared with 2017 due to higher project volume as well as the shipment of a large project for the petrochemical industry in Asia.

Gross profit percentage was flat compared with 2017 as higher project volume was offset by less favorable margins on current year projects.

General and administrative expenses increased compared with 2017 primarily due to higher salaries and benefits and outside services costs.

Selling and distribution expenses increased compared with 2017 primarily due to headcount additions, higher outside service costs, and increased outside sales agent commissions from sales volume in territories in which we do not have an internal sales team.

Restructuring expenses in 2018 primarily related to equipment moving expenses, legal fees and severance costs associated with the planned closure of manufacturing operations in France.

Operating income in 2018 compared with operating loss in 2017 was primarily due to the non-recurring goodwill impairment charge in 2017 combined with higher gross profit from increased sales volumes, partially offset by higher selling, general and administrative expenses and restructuring expenses.

Adjusted EBITDA increased compared with 2017 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2018	2017
Operating income	$3,791	$(14,313)
Adjustments:
Restructuring expenses	553	—
Goodwill impairment charge	—	17,584
Depreciation	2,129	2,642
Amortization of purchased intangibles	306	285
Adjusted EBITDA	$6,779	$6,198

DynaEnergetics

Three months ended September 30, 2018 compared with three months ended September 30, 2017

	Three months ended September 30,
	2018	2017	$ change	% change
Net sales	$66,250	$35,320	$30,930	88%
Gross profit	24,505	13,668	10,837	79%
Gross profit percentage	37.0%	38.7%
COSTS AND EXPENSES:
General and administrative expenses	5,556	3,186	2,370	74%
Selling and distribution expenses	3,522	2,669	853	32%
Amortization of purchased intangible assets	670	946	(276)	(29)%
Anti-dumping duty penalties	4,897	—	4,897	100%
Operating income	9,860	6,867	2,993	44%
Adjusted EBITDA	$16,352	$8,624	$7,728	90%

Net sales were higher than in 2017 primarily due to higher average selling prices, increased sales volume from improved activity levels in North America’s unconventional onshore oil and gas well completions sector and increased customer demand for perforating systems.

Gross profit percentage declined compared with 2017 due to less favorable customer and product mix partially offset by higher average selling prices and the favorable impact of higher volume on fixed overhead expenses.

General and administrative expenses increased compared with 2017 primarily due to patent infringement legal defense costs, increased salaries and wages due to merit increases and higher variable incentive compensation expense.

Selling and distribution expenses increased compared with 2017 primarily due to increased variable distribution expenses and sales commissions as well as headcount additions and merit increases.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks as of December 31, 2017.

Anti-dumping duty penalties represent an accrual for a mitigated amount of penalties on the AD/CVD matter that was formally asserted by U.S. Customs Headquarters.

Operating income increased compared with 2017 primarily due to higher unit volume and higher average selling prices partially offset by accrued penalties on the AD/CVD matter as well as increased general and administrative expenses and selling and distribution expenses.

Adjusted EBITDA increased compared with 2017 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2018	2017
Operating income	$9,860	$6,867
Adjustments:
Anti-dumping duty penalties	4,897	—
Depreciation	925	811
Amortization of purchased intangibles	670	946
Adjusted EBITDA	$16,352	$8,624

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

	Nine months ended September 30,
	2018	2017	$ change	% change
Net sales	$174,270	$84,169	$90,101	107%
Gross profit	65,879	29,863	36,016	121%
Gross profit percentage	37.8%	35.5%
COSTS AND EXPENSES:
General and administrative expenses	14,526	9,713	4,813	50%
Selling and distribution expenses	10,493	8,035	2,458	31%
Amortization of purchased intangible assets	2,059	2,749	(690)	(25)%
Restructuring expenses	—	458	(458)	(100)%
Anti-dumping duty penalties	8,000	—	8,000	100%
Operating income	30,801	8,908	21,893	246%
Adjusted EBITDA	$43,530	$14,503	$29,027	200%

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

General and administrative expenses increased compared with 2017 primarily due to patent infringement legal defense costs, increased salaries and wages due to merit increases and higher variable incentive compensation expense.

Selling and distribution expenses increased compared with 2017 primarily due to variable distribution expenses, including sales commissions, combined with headcount additions and merit increases as well as incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2017 primarily due to fully amortizing certain trademarks as of December 31, 2017.

Restructuring expenses in 2017 related to the closure of DynaEnergetics operations in Kazakhstan.

Anti-dumping duty penalties represent an accrual for a mitigated amount of penalties on AD/CVD that was formally asserted by U.S. Customs Headquarters.

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

	Nine months ended September 30,
	2018	2017
Operating income	$30,801	$8,908
Adjustments:
Restructuring expenses	—	458
Anti-dumping duty penalties	8,000	—
Depreciation	2,670	2,388
Amortization of purchased intangibles	2,059	2,749
Adjusted EBITDA	$43,530	$14,503

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, dividends, announced expansion plans for DynaEnergetics, as well as other capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Also, continued heightened litigation costs or unfavorable court decisions in ongoing patent infringement litigation could negatively impact our ability to meet future cash requirements. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. In March 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which has been declared effective, and on which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. Our ability to access this capital may be limited by market conditions at the time of any future potential offering. There can be no assurance that any such capital will be available on acceptable terms or at all.

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

As of September 30, 2018, total loans of $42,269, including U.S. dollar revolving loans of $23,279 and loans under our Capex Facility of $18,990, were outstanding under our credit facility. While we had approximately $32,731 of available revolving credit loan capacity as of September 30, 2018 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a debt service coverage ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period, as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the September 30, 2018 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of September 30, 2018, calculated in accordance with the credit facility, as amended, was 0.85 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges. Consolidated EBITDA is defined above and Debt Service Charges equals the sum of Consolidated Interest Expense paid in cash (as defined in the agreement) and scheduled principal payments of Consolidated Funded Indebtedness (as defined in the agreement). Under our credit facility, the minimum debt service coverage ratio permitted by our credit facility for the September 30, 2018 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2018 was 30.22 to 1.0.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of September 30, 2018, we were in compliance with all financial covenants and other provisions of our debt agreements.

As of December 31, 2017, we had a $35,000 syndicated credit facility that allowed for revolving loans of $30,000 in U.S. dollars and $5,000 in alternative currencies as well as a $25,000 accordion feature to increase the commitments in any of the loan classes subject to approval by applicable lenders.

Other contractual obligations and commitments

Our long-term debt balance increased to $42,269 at September 30, 2018 from $18,250 at December 31, 2017. Our other contractual obligations and commitments have not materially changed since December 31, 2017.

Cash flows provided by operating activities

Net cash provided by operating activities was $6,545 for the nine months ended September 30, 2018 compared to $518 in the same period last year. The change primarily was due to net income in 2018 compared to a net loss in 2017 partially offset by increased net working capital from higher sales during the nine months ended September 30, 2018.

Cash flows used in investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2018 of $26,574 primarily related to acquisitions of property, plant and equipment for the construction of DynaEnergetics’ new 74,000 square foot manufacturing, assembly and administrative space at its existing site in Blum, Texas. Net cash flows used in investing activities for the nine months ended September 30, 2017 totaled $3,297 and were primarily due to acquisitions of property, plant and equipment.

Cash flows provided by financing activities

Net cash flows provided by financing activities for the nine months ended September 30, 2018 totaled $22,090 compared to $4,805 for the nine months ended September 30, 2017 primarily due to higher borrowings on bank lines of credit along with increased cash paid for debt issuance costs and additional treasury stock purchases.

Payment of Dividends

On August 23, 2018, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on October 15, 2018. The dividend of $298 was payable to shareholders of record as of September 30, 2018. We also paid quarterly cash dividends of $0.02 per share in the first and second quarters of 2018 and $0.02 per share in the first, second, and third quarters of 2017.

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

Revenue Recognition

On January 1, 2018, the Company adopted a new accounting standard, as amended, regarding revenue from contracts with customers using the modified retrospective approach, which was applied to all contracts with customers. Under the new standard, an entity is required to recognize revenue to depict the transfer of promised goods to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods.

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

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different goods by segment to determine the appropriate basis for revenue recognition, as described below. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers. On occasion, NobelClad and DynaEnergetics may require customers to make advance payments prior to the shipment of goods. We record such payments as contract liabilities in our Consolidated Balance Sheet.

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

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For less frequent contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

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

On December 27, 2016, we received notice from U.S. Customs that it may pursue penalties against us related to the AD/CVD issue and demanding tender of alleged loss of AD/CVD in an amount of $3,049, which had previously been accrued for in our financial statements. We filed a response to the notice on February 6, 2017. On February 16, 2017, we received notice that U.S. Customs was seeking penalties in the amount of $14,783. U.S. Customs also reasserted its demand for tender of alleged loss of AD/CVD in the amount of $3,049. We tendered $3,049 in AD amounts on March 6, 2017 into a suspense account pending ultimate resolution of the AD/CVD case. We submitted a petition for relief and mitigation of penalties on May 17, 2017.

On March 27, 2018, we received notice from U.S. Customs Headquarters that it intended to move forward with its pursuit of penalties. The Company engaged in discussions with U.S. Customs Headquarters regarding the scope of penalties asserted and the arguments set forth in the Company’s petition for relief and mitigation of penalties. Based on these discussions and the Company’s assessment of the probable ultimate penalty rate, the Company accrued $3,103 in the first quarter of 2018.

On October 11, 2018, we received a decision from U.S. Customs Headquarters in which a mitigated amount of $8,000 in penalties was asserted. The Company expects to tender the amount in the fourth quarter of 2018. In its financial statements for the quarter ended September 30, 2018, the Company accrued an additional $4,897 of penalties. As of September 30, 2018, the total amount accrued related to AD/CVD penalties was $8,000.

During the quarter ended September 30, 2018, the Company paid the remaining accrued AD/CVD and interest of $3,461 to U.S. Customs.

Patent and Trademark Infringement

On July 1, 2016, GEODynamics, Inc., a US-based oil and gas perforating equipment manufacturer based in Fort Worth, Texas (“GEODynamics”) filed a patent infringement action against DynaEnergetics US, Inc. (“DynaEnergetics”) in the United States District Court for the Eastern District of Texas (“District Court”) alleging infringement of US Patent No. 8,544,563 (the “563 patent”), based on DynaEnergetics’ US sales of DPEX® shaped charges. As part of the defense of this action, on September 20, 2016, DynaEnergetics filed an Inter Parties Review (IPR) against the 563 patent at the U.S. Patent Trial and Appeal Board (“PTAB”), requesting invalidation of the 563 patent. On March 17, 2017, DynaEnergetics’ IPR request was instituted by the PTAB, and on March 1, 2018, PTAB issued its decision in favor of DynaEnergetics, invalidating all challenged claims of the 563 patent. In May 2018, GEODynamics filed its notice of appeal with respect to the PTAB decision, but withdrew its notice of appeal in September 2018. DynaEnergetics is in the process of filing for dismissal of the District Court case.

On April 28, 2017, GEODynamics filed a patent infringement action against DynaEnergetics in District Court alleging infringement of U.S. Patent No. 8,220,394 (the “394 patent”), based on DynaEnergetics’ U.S. sales of its DPEX® and HaloFrac® shaped charges. The 394 patent case went to trial in early October 2018, and on October 10, 2018, the jury found in favor of DynaEnergetics on all counts.

On August 21, 2017, GEODynamics filed a patent infringement action against DynaEnergetics GmbH & Co. KG and DynaEnergetics Beteiligungs GmbH, both wholly owned subsidiaries of DMC (collectively, “DynaEnergetics EU”), in the Regional Court of Düsseldorf, Germany, alleging infringement of the German part DE 60 2004 033 297 of European patent EP 1 671 013 B1 granted on June 29, 2011, a patent related to the 394 patent (the “EP 013 patent”). This action is based on the manufacturing, sale and marketing of DPEX shaped charges in Germany. DynaEnergetics EU denies validity and infringement of the EP 013 patent and is vigorously defending against this lawsuit. DynaEnergetics EU filed its defense at the Regional Court of Düsseldorf and a nullity action against EP 013 at the German Federal Patent Court on February 14, 2018. A trial in the infringement proceedings is scheduled for March 2019, and a trial in the nullity action is not expected before late 2019.

On September 27, 2017, DynaEnergetics GmbH & Co. KG filed a revocation action in the Patents Court, Shorter Trials Scheme in the UK against GEODynamics, asserting that the EP 013 patent, as maintained in the UK, is invalid. GEODynamics filed its defense and a counterclaim alleging infringement of the EP 013 patent in November 2017 based on sales and marketing of DPEX® shaped charges in the UK. GEODynamics discontinued its counterclaim for infringement on May 9, 2018 and has been ordered to pay costs related thereto at the close of the proceedings. Trial is currently expected to being in late October 2018.

We do not believe that the EP 013 patent or infringement claims based on the patent are valid, and we do not believe it is probable that we will incur a material loss on the EP 013 matter. However, if it is determined that the patent is valid and that DynaEnergetics EU has infringed it, it is reasonably possible that our financial statements could be materially affected. We are not able to provide a reasonable estimate of the range of loss, and we have not accrued for any such losses. Such an evaluation includes, among other things, a determination of the total number of infringing products manufactured in Germany or the scope of potential damages and the relevant period for which damages would apply, if any.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the third quarter of 2018, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2018	—	$—
August 1 to August 31, 2018	1,686	$41.35
September 1 to September 30, 2018	—	$—
Total	1,686	$41.35

(1) All shares purchased in 2018 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2016 Stock Incentive Plan.
(2) As of September 30, 2018, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (493,471 shares).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2018, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

10.28 Lease for Broomfield, Colorado office space dated August 20, 2018 between SEMAHO, INC. and the Company.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	October 25, 2018	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)