Form 10-Q
period 2019-03-31
DMC Global Inc.
filed 2019-04-25
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The number of shares of Common Stock outstanding was 14,985,379 as of April 25, 2019.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding the expected impacts of new accounting standards and the timing of our implementation thereof, our business strategy, expectations regarding the expanding customer base in U.S. unconventional markets for DynaEnergetics’ perforating systems, our plans to install another automated shaped-charge line in Blum Texas and total shaped-charge capacity following such installation, the expected timing of the payments of AD/CVD penalties, and the outcome of pending patent litigation. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2018 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to complete our expansion plans on schedule and on budget; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31,	December 31,
	2019	2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,874	$13,375
Accounts receivable, net of allowance for doubtful accounts of $574 and $513, respectively	73,252	59,709
Inventories	50,851	51,074
Prepaid expenses and other	7,015	8,058
Total current assets	145,992	132,216
Property, Plant and Equipment	166,487	160,725
Less - accumulated depreciation	(66,576)	(65,585)
Property, plant and equipment, net	99,911	95,140
Purchased intangible assets, net	7,882	8,589
Deferred tax assets	3,843	4,001
Other assets	8,478	472
Total Assets	$266,106	$240,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,747	$24,243
Accrued expenses	9,873	8,967
Accrued anti-dumping penalties	8,000	8,000
Dividend payable	299	295
Accrued income taxes	5,367	9,545
Accrued employee compensation and benefits	5,900	9,250
Contract liabilities	2,490	1,140
Current portion of long-term debt	3,125	3,125
Other current liabilities	2,122	—
Total current liabilities	66,923	64,565
Long-term debt	40,239	38,230
Deferred tax liabilities	880	379
Other long-term liabilities	9,153	2,958
Total liabilities	117,195	106,132
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,985,696 and 14,905,776 shares outstanding, respectively	755	749
Additional paid-in capital	81,122	80,077
Retained earnings	104,162	89,291
Other cumulative comprehensive loss	(35,433)	(35,014)
Treasury stock, at cost; 103,384 and 82,186 shares, respectively	(1,695)	(817)
Total stockholders’ equity	148,911	134,286
Total liabilities and stockholders’ equity	$266,106	$240,418
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2019	2018
Net sales	$100,135	$67,313
Cost of products sold	63,730	44,560
Gross profit	36,405	22,753
Costs and expenses:
General and administrative expenses	9,168	8,177
Selling and distribution expenses	6,309	5,212
Amortization of purchased intangible assets	398	805
Restructuring expenses	78	144
Anti-dumping duty penalties	—	3,103
Total costs and expenses	15,953	17,441
Operating income	20,452	5,312
Other expense:
Other expense, net	(21)	(377)
Interest expense, net	(373)	(465)
Income before income taxes	20,058	4,470
Income tax provision	4,888	550
Net income	$15,170	$3,920

Net income per share
Basic	$1.02	$0.26
Diluted	$1.01	$0.26
Weighted-average shares outstanding:
Basic	14,606,052	14,449,915
Diluted	14,671,689	14,449,915

Dividends declared per common share	$0.02	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Net income	$15,170	$3,920

Change in cumulative foreign currency translation adjustment	(419)	1,605

Total comprehensive income	$14,751	$5,525

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286
Net income	—	—	—	15,170	—	—	—	15,170
Change in cumulative foreign currency translation adjustment	—	—	—	—	(419)	—	—	(419)
Shares issued in connection with stock compensation plans	101,118	6	(6)	—	—	7,502	—	—
Stock-based compensation	—	—	1,051	—	—	—	—	1,051
Dividends declared	—	—	—	(299)	—	—	—	(299)
Treasury stock activity	—	—		—	—	(28,700)	(878)	(878)
Balances, March 31, 2019	15,089,080	$755	$81,122	$104,162	$(35,433)	(103,384)	$(1,695)	$148,911

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2017	14,821,801	$741	$76,146	$60,074	$(30,819)	(39,783)	$(362)	$105,780
Net income	—	—	—	3,920	—	—	—	3,920
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,605	—	—	1,605
Shares issued in connection with stock compensation plans	126,493	6	(6)	—	—	—	—	—
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	755	—	—	—	—	755
Dividends declared	—	—	—	(295)	—	—	—	(295)
Treasury stock activity	—	—	—	—	—	(32,321)	(343)	(343)
Balances, March 31, 2018	14,948,294	$747	$76,895	$63,634	$(29,214)	(72,104)	$(705)	$111,357

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$15,170	$3,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	1,798	1,570
Amortization of purchased intangible assets	398	805
Amortization of deferred debt issuance costs	47	190
Stock-based compensation	1,171	708
Deferred income taxes	343	(308)
Restructuring expenses	78	144
Transition tax liability	—	(268)
Change in:
Accounts receivable, net	(13,722)	(7,360)
Inventories	110	(10,404)
Prepaid expenses and other	1,178	(1,455)
Accounts payable	5,342	3,767
Contract liabilities	1,363	(700)
Accrued anti-dumping duties and penalties	—	3,128
Accrued expenses and other liabilities	(6,279)	3,285
Net cash provided by (used in) operating activities	6,997	(2,978)

Cash flows used in investing activities:
Acquisition of property, plant and equipment	(6,601)	(5,302)
Proceeds on sale of property, plant and equipment	204	—
Net cash used in investing activities	(6,397)	(5,302)

Cash flows provided by financing activities:
Borrowings on bank lines of credit, net	2,750	7,898
(Repayments) borrowings on capital expenditure facility	(781)	3,278
Payment of dividends	(298)	(295)
Treasury stock purchases	(853)	(343)
Net cash provided by financing activities	818	10,538

Effects of exchanges rates on cash	81	(473)

Net increase in cash and cash equivalents	1,499	1,785
Cash and cash equivalents, beginning of the period	13,375	8,983
Cash and cash equivalents, end of the period	$14,874	$10,768

Supplemental disclosure of cash flow information:
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	8,821	—

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2018.

2.      SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The condensed consolidated financial statements include the accounts of DMC Global Inc. (“DMC”, “we”, “us”, “our”, or the “Company”) and its controlled subsidiaries. Only subsidiaries in which controlling interests are maintained are consolidated. All significant intercompany accounts, profits, and transactions have been eliminated in consolidation.

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

We recognize the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position that it will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the consolidated financial statements from such a position are measured as the largest benefit that is more likely than not to be realized upon ultimate resolution. We recognize interest and penalties related to uncertain tax positions in operating expense.

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

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different goods by segment to determine the appropriate basis for revenue recognition. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers.

Our rights to payments for goods transferred to customers arise when control is transferred at a point in time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. In instances when we require customers to make advance payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Please refer to Note 5 “Contract Liabilities” for further information on contract liabilities and Note 9 “Business Segments” for disaggregated revenue disclosures.

For the three months ended March 31, 2019 and 2018, we recorded $60 and $49 of bad debt expense, respectively.

Earnings Per Share

The Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends similar to common stock.

Basic EPS is then calculated by dividing net income available to common shareholders of the Company by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. For the periods presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

	Three months ended March 31,
	2019	2018
Net income as reported	$15,170	$3,920
Less: Distributed net income available to participating securities	(6)	(8)
Less: Undistributed net income available to participating securities	(312)	(94)
Numerator for basic net income per share:	14,852	3,818
Add: Undistributed net income allocated to participating securities	312	94
Less: Undistributed net income reallocated to participating securities	(311)	(94)
Numerator for diluted net income per share:	14,853	3,818
Denominator:
Weighted average shares outstanding for basic net income per share	14,606,052	14,449,915
Effect of dilutive securities	65,637	—
Weighted average shares outstanding for diluted net income per share	14,671,689	14,449,915
Net income per share:
Basic	$1.02	$0.26
Diluted	$1.01	$0.26

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

We did not hold any Level 3 assets or liabilities as of March 31, 2019 or December 31, 2018.

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted a new accounting standard, as amended, that requires the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about its leasing arrangements. The Company elected the modified retrospective approach upon adoption, and elected the package of practical expedients available under the new standard. This new standard establishes a right-of-use (“ROU”) model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease.

Leases will be classified as financing or operating, with classification affecting the pattern of expense recognition in the Statement of Operations. Refer to Note 6 “Leases” for further information.

Recent Accounting Pronouncements

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

Inventories consisted of the following:

	March 31, 2019	December 31, 2018
Raw materials	$26,669	$26,544
Work-in-process	6,934	7,157
Finished goods	16,888	16,904
Supplies	360	469
	$50,851	$51,074

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of March 31, 2019:

	Gross	Accumulated Amortization	Net
Core technology	$18,564	$(10,903)	$7,661
Customer relationships	36,544	(36,323)	221
Trademarks / Trade names	1,992	(1,992)	—
Total intangible assets	$57,100	$(49,218)	$7,882

Our purchased intangible assets consisted of the following as of December 31, 2018:

	Gross	Accumulated Amortization	Net
Core technology	$18,916	$(10,866)	$8,050
Customer relationships	37,122	(36,583)	539
Trademarks / Trade names	2,031	(2,031)	—
Total intangible assets	$58,069	$(49,480)	$8,589

The change in the gross value of our purchased intangible assets from December 31, 2018 to March 31, 2019 was due to foreign currency translation and an adjustment due to the recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	March 31, 2019	December 31, 2018
NobelClad	2,077	922
DynaEnergetics	413	218

Total	$2,490	$1,140

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $1,140 recorded as contract liabilities at December 31, 2018, $275 was recorded to net sales during the three months ended March 31, 2019.

6.      LEASES

The Company leases real properties for use in manufacturing and as administrative and sales offices, in addition to automobiles and office equipment. Until the end of 2018, leases of property, plant and equipment were classified as operating leases. Payments made under operating leases were charged to the Condensed Consolidated Statement of Operations on a straight line basis. Upon adoption of the new lease standard, the Company recognized ROU assets and lease liabilities in relation to leases which had previously been classified as operating leases.

The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. ROU assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any, with the classification affecting the pattern of expense recognition. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and non-lease components within the Company’s lease agreements are accounted for together. The Company has no material leases in which the Company is the lessor.

The significant majority of the Company’s leasing arrangements are classified as operating leases. As of March 31, 2019, the total ROU asset and lease liability for operating leases were $8,165 and $8,279, respectively. The ROU asset was included in “Other assets” while $2,122 of the lease liability was reported in “Other current liabilities” and $6,157 was reported in “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheet. The Company’s financing leases were not material as of March 31, 2019. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2019, operating lease costs were $685 which were included in the Company’s Condensed Consolidated Statements of Income. Short term and variable lease costs were not material for the three months ended March 31, 2019.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

March 31, 2019
Weighted average remaining lease term (in years)	6.48
Weighted average discount rate	5.3%

The following table represents maturities of operating lease liabilities as of March 31, 2019:

Due within 1 year	2,485
Due after 1 year through 2 years	1,744
Due after 2 years through 3 years	1,278
Due after 3 years through 4 years	1,039
Due after 4 years through 5 years	753
Due after 5 years	2,379
Total future minimum lease payments	9,678
Less imputed interest	(1,399)
Total	8,279

7.      DEBT

Outstanding borrowings consisted of the following:

	March 31, 2019	December 31, 2018
Syndicated credit agreement:
U.S. Dollar revolving loan	$19,879	$17,128
Capital expenditure facility	24,219	25,000
Outstanding borrowings	44,098	42,128
Less: debt issuance costs	(734)	(773)
Total debt	43,364	41,355
Less: current portion of long-term debt	(3,125)	(3,125)
Long-term debt	$40,239	$38,230

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which will be amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in year five. The new facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $50,000 revolving loan can be in the form of one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All revolver loan borrowings and repayments have been in the form of one month loans and are reported on a net basis in our Condensed Consolidated Statements of Cash Flows.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of March 31, 2019, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €2,171 is available as of March 31, 2019 after considering outstanding letters of credit.

Included in lines of credit are deferred debt issuance costs of $734 and $773 as of March 31, 2019 and December 31, 2018, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

8.     INCOME TAXES

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. At March 31, 2019, the Company was no longer in a three-year cumulative loss position in the U.S. and we believe sufficient future taxable income will be generated to use existing deferred tax assets in that jurisdiction. Accordingly, we released valuation allowances of $368 in that jurisdiction and certain states. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

The Tax Cuts and Jobs Act (“TCJA”) provides that foreign earnings can be repatriated to the U.S. without federal tax consequence. We have reassessed the assertion that cumulative earnings by our foreign subsidiaries are indefinitely reinvested. We continue to permanently reinvest the earnings of our international subsidiaries and therefore we do not provide for U.S. income taxes or withholding taxes that could result from the distribution of those earnings to the U.S. parent. If any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we could be subject to additional U.S. state income taxes. Due to the multiple avenues in which earnings can be repatriated, and because a large portion of these earnings are not liquid, it is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

9.      BUSINESS SEGMENTS

Our business is organized into two segments: DynaEnergetics and NobelClad. DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints.
Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is as follows:

	Three months ended March 31,
	2019	2018
Net sales
DynaEnergetics	$79,836	$49,121
NobelClad	20,299	18,192
Net sales	$100,135	$67,313

	Three months ended March 31,
	2019	2018
Operating income (loss)
DynaEnergetics	$23,110	$8,720
NobelClad	1,830	(12)
Segment operating income	24,940	8,708

Unallocated corporate expenses	(3,317)	(2,688)
Stock-based compensation	(1,171)	(708)
Other expense, net	(21)	(377)
Interest expense, net	(373)	(465)
Income before income taxes	$20,058	$4,470

	Three months ended March 31,
	2019	2018
Depreciation and amortization
DynaEnergetics	$1,399	$1,559
NobelClad	797	816
Segment depreciation and amortization	$2,196	$2,375

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

	Three months ended March 31,
	2019	2018
United States	$67,959	$36,130
Canada	3,458	5,785
United Arab Emirates	2,503	523
Russia	485	1,282
Egypt	862	542
Rest of the world	4,569	4,859
Total DynaEnergetics	$79,836	$49,121

	Three months ended March 31,
	2019	2018
United States	$9,643	$5,706
Canada	2,024	1,794
United Arab Emirates	985	131
France	757	951
South Korea	468	1,003
Germany	1,003	1,613
India	125	770
China	—	3,458
Italy	522	205
Belgium	886	384
Australia	448	—
Netherlands	634	491
Norway	622	243
Portugal	208	—
South Africa	733	164
Rest of the world	1,241	1,279
Total NobelClad	$20,299	$18,192

During the three months ended March 31, 2019, one customer in our DynaEnergetics segment accounted for greater than 10% of consolidated net sales. During the three months ended March 31, 2018, no customer was responsible for more than 10% of consolidated net sales.

10.      DERIVATIVE INSTRUMENTS

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

We execute derivatives with a specialized foreign exchange brokerage firm. The primary credit risk inherent in derivative agreements is the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. We perform a review of the credit risk of our counterparties at the inception of the contract and on an ongoing basis. We anticipate that our counterparties will be able to fully satisfy their obligations under the agreements but will take action if doubt arises regarding the counterparties’ ability to perform.

As of March 31, 2019 and 2018, the notional amounts of the forward currency contracts the Company held were $11,638 and $6,236, respectively. At March 31, 2019 and 2018, the fair values of outstanding foreign currency forward contracts were $0 and $11, respectively, and were recorded in accrued expenses

The following table presents the location and amount of net gains (losses) from hedging activities:

		Three months ended March 31,
Derivative	Statements of Operations Location	2019	2018
Foreign currency contracts	Other expense, net	$122	$208

11.   COMMITMENTS AND CONTINGENCIES

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

On October 11, 2018, we received a decision from U.S. Customs Headquarters in which a mitigated amount of $8,000 in penalties was asserted. In its financial statements for the quarter ended September 30, 2018, the Company accrued an additional $4,897 of penalties. On December 7, 2018, we submitted a supplemental petition requesting a waiver of the penalty under the Small Business Regulatory Enforcement Act in lieu of tendering the penalty amount. On April 12, 2019, we received notice that our waiver request was denied and expect to tender the $8,000 in the second quarter of 2019.

12.    RESTRUCTURING

During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France. During the third quarter of 2018, final approval of the proposed measures was granted by the local workers council, in accordance with applicable French law. NobelClad completed the closure of the Rivesaltes production facility in the fourth quarter of 2018, but will maintain its sales and administrative office in France. NobelClad has entered into a sales agreement with a buyer for the production facility, and the sale is expected to close during the second quarter of 2019.

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses” line item in our Condensed Consolidated Statements of Operations:

	Three months ended March 31, 2019
	Gain on asset disposal	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$(116)	$39	$144	$11	$78

	Three months ended March 31, 2018
	Severance	Other Exit Costs	Total
NobelClad	$53	$91	$144
During the three months ended March 31, 2019, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2018	Net expense (1)	Payments and Other Adjustments	Currency Adjustments	March 31, 2019
Severance	$1,105	$—	$(653)	$(9)	$443
Contract termination costs	—	39	(39)	—	—
Equipment moving costs	8	144	(118)	—	34
Other exit costs	42	11	(12)	—	41
Total	$1,155	$194	$(822)	$(9)	$518
(1) Excluding gain on asset disposal

13.    SUBSEQUENT EVENTS

Anti-dumping and Countervailing Duties Penalties

Subsequent to March 31, 2019, the Company received a written response from U.S. Customs related to our supplemental petition requesting a waiver of the assessed penalties under the Small Business Regulatory Enforcement Act. After reviewing our petition, U.S. Customs denied our waiver request. Please refer to Note 11 “Commitments and Contingencies” for further discussion of the anti-dumping and countervailing duties.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that is included in our Annual Report filed on Form 10-K for the year ended December 31, 2018.

Unless stated otherwise, all currency amounts are presented in thousands of U.S. dollars (000s).

Overview

General

DMC Global Inc. (“DMC”) operates two technical product and process business segments serving the energy, industrial and infrastructure markets. These segments, DynaEnergetics and NobelClad, operate globally through an international network of manufacturing, distribution and sales facilities.
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

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, freight in, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $40,478 at March 31, 2019 from $29,879 at December 31, 2018.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

During the three months ended March 31, 2019, the following factors most affected our financial performance:

•
DynaEnergetics sales of $79,836 in the first quarter of 2019 increased 26% sequentially versus the fourth quarter of 2018 and 63% compared with the first quarter of 2018 due to a 32% increase in crude prices, higher well-completions in the U.S. unconventional oil and gas market and growth in demand from operators and service companies for DynaEnergetics’ advanced perforating systems.

•	NobelClad’s sales of $20,299 in the first quarter of 2019 increased 12% versus the first quarter of 2018 due to higher project volume.

•
Consolidated gross profit of 36.4% in the first quarter of 2019 increased from 33.8% in the first quarter of 2018. The improvement primarily was due to a higher proportion of DynaEnergetics sales relative to NobelClad sales, improved project mix in NobelClad and the favorable impact of higher volume on fixed manufacturing overhead expenses.

•
Consolidated selling, general and administrative expenses were $15,477 in the first quarter of 2019 compared with $13,389 in the first quarter of 2018. The increase primarily was due to headcount additions and merit increases, as well as higher stock-based compensation, and increased variable incentive compensation.

•
Net debt of $28,490 increased $510 from $27,980 at December 31, 2018. Net debt is a non-GAAP measure calculated as total debt ($43,364 at March 31, 2019) less cash and cash equivalents ($14,874 at March 31, 2019)

Business Outlook

•
DynaEnergetics is benefitting from the industry’s shift from field-assembled perforating guns to The DynaStage™ product family of factory-assembled perforating systems. The safety, efficiency and reliability of the DynaStage system is made possible by DynaEnergetics’ intrinsically safe, wire-free, integrated switch-detonator, which remains a critical point of differentiation versus other pre-wired systems in the market. This has resulted in the continued expansion of DynaEnergetics’ customer base in unconventional basins across the U.S.

•
DynaEnergetics continues to add manufacturing capacity in response to increasing demand. A third automated detonator assembly line recently commenced production at our facility in Troisdorf, Germany, and we will begin installing another automated shaped charge line at our Blum, Texas plant later in the second quarter. Once this line is fully operational, we will have more than tripled DynaEnergetics’ U.S. shaped charge capacity during 2019.

•
NobelClad’s 2019 first quarter results benefitted from healthy demand from the downstream energy and aluminum smelting industries, as well as the award of multiple mid-size projects. NobelClad’s order backlog at the end of the first quarter was at its highest level since the fourth quarter of 2015.

•
Management is exploring strategic alternatives for its Russia-based perforating manufacturing and sales operations, which contributed approximately 1% to the Company’s sales and operating income in the first quarter of 2019.

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

Consolidated Results of Operations

Three months ended March 31, 2019 compared with three months ended March 31, 2018

	Three months ended March 31,
	2019	2018	$ change	% change
Net sales	$100,135	$67,313	$32,822	49%
Gross profit	36,405	22,753	13,652	60%
Gross profit percentage	36.4%	33.8%
COSTS AND EXPENSES:
General and administrative expenses	9,168	8,177	991	12%
% of net sales	9.2%	12.1%
Selling and distribution expenses	6,309	5,212	1,097	21%
% of net sales	6.3%	7.7%
Amortization of purchased intangible assets	398	805	(407)	(51)%
% of net sales	0.4%	1.2%
Restructuring expenses	78	144	(66)	(46)%
Anti-dumping duty penalties	—	3,103	(3,103)	(100)%
Operating income	20,452	5,312	15,140	285%
Other expense, net	(21)	(377)	356	94%
Interest expense, net	(373)	(465)	92	20%
Income before income taxes	20,058	4,470	15,588	349%
Income tax provision	4,888	550	4,338	789%
Net income	15,170	3,920	11,250	287%
Adjusted EBITDA	$23,897	$11,642	$12,255	105%

Net sales increased compared with 2018 primarily due to an increase in crude prices, higher well completions in the U.S. unconventional onshore oil and gas sector and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased compared with 2018 primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad and improved project mix in NobelClad.

General and administrative expenses increased compared with 2018 primarily due to increased salaries and wages from merit increases, increased employee benefits, variable incentive compensation and stock-based compensation expense.

Selling and distribution increased compared with 2018 primarily due to higher salaries and wages from headcount additions, merit increases, incentive compensation expense, and increased costs for outside services.

Amortization of purchased intangibles decreased compared with 2018 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2018.

Restructuring expenses in 2019 primarily related to equipment moving expenses and contract termination costs partially offset by a gain on assets sold in connection with the closure of NobelClad’s manufacturing operations in France.

Anti-dumping duty penalties recorded in the first quarter of 2018 by the DynaEnergetics segment represent an accrual for penalties related to the anti-dumping and countervailing duties (“AD/CVD”) matter asserted by U.S. Customs Headquarters.

Operating income increased primarily due to improved earnings in our DynaEnergetics and NobelClad segments in 2019 and the accrual for the anti-dumping duty penalty that was recorded in the first quarter of 2018.

Other expense, net in 2019 primarily relates to realized currency losses offset by unrealized currency gains compared to realized and unrealized losses in 2018. Our subsidiaries frequently enter into inter-company and third party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in “Other expense, net” within our Condensed Consolidated Statements of Operations.

Interest expense, net decreased compared with 2018 primarily due to the non-recurring write off of $159 of deferred debt issuance costs in the first quarter of 2018 partially offset by interest incurred on a higher average outstanding debt balance in 2019.

Income tax provision of $4,888 on pretax income of $20,058. The effective rate was impacted by favorable discrete items recorded in the quarter, including a $405 benefit for vesting of restricted stock and a $360 adjustment for the release of valuation allowances related to the U.S. jurisdiction and certain states. We recorded an income tax provision of $550 on pretax income of $4,470 for the first quarter of 2018. The effective rate for the first quarter of 2018 was impacted by favorable discrete items recorded in the quarter, including a $268 adjustment to reduce the provisional Tax Cuts and Jobs Act transition tax amount originally recorded in the fourth quarter of 2017 due to new guidance issued by the Internal Revenue Service regarding the application of loss carryovers to the tax calculation and a $122 benefit for vesting of restricted stock.

Net income for the three months ended March 31, 2019 was $15,170, or $1.01 per diluted share, compared to $3,920, or $0.26 per diluted share, for the same period in 2018.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2019	2018
Net income	$15,170	$3,920
Interest expense, net	373	465
Provision for income taxes	4,888	550
Depreciation	1,798	1,570
Amortization of purchased intangible assets	398	805
EBITDA	22,627	7,310
Restructuring expenses	78	144
Anti-dumping duty penalties	—	3,103
Stock-based compensation	1,171	708
Other expense, net	21	377
Adjusted EBITDA	$23,897	$11,642

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income (loss) and adjusted EBITDA as well as projected future performance. Segment operating income (loss) is defined as revenues less expenses identifiable to the segment. Segment operating income (loss) will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, including stock-based compensation, net other expense, net interest expense, and income tax provision.

DynaEnergetics

Three months ended March 31, 2019 compared with three months ended March 31, 2018

	Three months ended March 31,
	2019	2018	$ change	% change
Net sales	$79,836	$49,121	$30,715	63%
Gross profit	31,232	19,627	11,605	59%
Gross profit percentage	39.1%	40.0%
COSTS AND EXPENSES:
General and administrative expenses	3,722	3,844	(122)	(3%)
Selling and distribution expenses	4,099	3,260	839	26%
Amortization of purchased intangible assets	301	700	(399)	(57)%
Anti-dumping duty penalties	—	3,103	(3,103)	(100)%
Operating income	23,110	8,720	14,390	165%
Adjusted EBITDA	$24,509	$13,382	$11,127	83%

Net sales were higher than in 2018 primarily due to increased sales volume from an increase in crude prices, higher well completions in the U.S. unconventional onshore oil and gas market and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage declined compared with 2018 due to lower average selling prices, unfavorable customer and product mix and increased research and development expenses partially offset by the favorable impact of higher volume on fixed overhead expenses.

General and administrative expenses increased compared with 2018 primarily due to increased salaries and wages due to merit increases as well as higher employee benefit-related costs and variable incentive compensation expense, partially offset by lower patent infringement legal defense costs.

Selling and distribution expenses increased compared with 2018 primarily due to increased salaries and wages due to merit increases as well as higher employee benefit-related costs, variable incentive compensation expense, and outside service costs.

Amortization of purchased intangibles decreased compared with 2018 primarily due to fully amortizing certain trademarks as of December 31, 2018.

Anti-dumping duty penalties in 2018 represent an accrual for a mitigated amount of penalties on the AD/CVD matter that was formally asserted by U.S. Customs Headquarters.

Operating income increased compared with 2018 primarily due to higher unit volume in 2019 and the accrual for penalties on the AD/CVD matter recorded in 2018, partially offset by increased general and administrative expenses and selling and distribution expenses in 2019.

Adjusted EBITDA increased compared with 2018 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2019	2018
Operating income	$23,110	$8,720
Adjustments:
Anti-dumping duty penalties	—	3,103
Depreciation	1,098	859
Amortization of purchased intangibles	301	700
Adjusted EBITDA	$24,509	$13,382

NobelClad

Three months ended March 31, 2019 compared with three months ended March 31, 2018

	Three months ended March 31,
	2019	2018	$ change	% change
Net sales	$20,299	$18,192	$2,107	12%
Gross profit	5,360	3,192	2,168	68%
Gross profit percentage	26.4%	17.5%
COSTS AND EXPENSES:
General and administrative expenses	1,244	1,080	164	15%
Selling and distribution expenses	2,111	1,875	236	13%
Amortization of purchased intangible assets	97	105	(8)	(8)%
Restructuring expenses	78	144	(66)	(46)%
Operating income (loss)	1,830	(12)	1,842	15,350%
Adjusted EBITDA	$2,705	$948	$1,757	185%

Net sales increased compared with 2018 due to higher project volume in NobelClad’s core repair and maintenance business.

Gross profit percentage increased compared with 2018 primarily due to more favorable margins on the mix of projects in the current year combined with the favorable impact of higher net sales on fixed manufacturing overhead expenses.

General and administrative expenses increased compared with 2018 primarily due to increased salaries and wages due to merit increases as well as higher employee benefit-related costs, variable incentive compensation expense, and outside service costs.

Selling and distribution expenses increased compared with 2018 primarily due to increased salaries and wages from merit increases as well as higher employee benefit-related costs, and increased variable incentive compensation expense.

Restructuring expenses in 2019 primarily related to equipment moving expenses and contract termination costs partially offset by a gain on assets sold in connection with the closure of NobelClad’s manufacturing operations in France.

Operating income in 2019 compared with an operating loss 2018 primarily was due to higher sales and gross profit from improved project mix and the favorable impact of higher sales on fixed manufacturing overhead expenses.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2019	2018
Operating income (loss)	$1,830	$(12)
Adjustments:
Restructuring expenses	78	144
Depreciation	700	711
Amortization of purchased intangibles	97	105
Adjusted EBITDA	$2,705	$948

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, dividends, and other capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. In March 2017, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which has been declared effective, and on which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. Our ability to access this capital may be limited by market conditions at the time of any future potential offering. There can be no assurance that any such capital will be available on acceptable terms or at all.

Debt facilities

On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capex Facility which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which will be amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in year five. The new facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $50,000 revolving loan can be in the form of one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All borrowing and repayments under the credit facility have been in the form of one month loans and are reported on a net basis in our Condensed Consolidated Statements of Cash Flows.

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

As of March 31, 2019, total loans of $44,098, including U.S. dollar revolving loans of $19,879 and loans under our Capex Facility of $24,219, were outstanding under our credit facility. While we had approximately $30,121 of available revolving credit loan capacity as of March 31, 2019 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a debt service coverage ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the March 31, 2019 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of March 31, 2019, calculated in accordance with the credit facility, as amended, was 0.6 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated Pro Forma EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges (as defined in the agreement). The minimum debt service coverage ratio permitted by our credit facility for the March 31, 2019 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2019 was 14.5 to 1.0.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of March 31, 2019, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance increased to $40,239 at March 31, 2019 from $38,230 at December 31, 2018. Our other contractual obligations and commitments have not materially changed since December 31, 2018.

Cash flows provided by operating activities

Net cash provided by operating activities was $6,997 for the three months ended March 31, 2019 compared to a cash outflow of $2,978 in the same period last year. The change primarily was due to higher net income in 2019 partially offset by increased net working capital from higher net sales during the three months ended March 31, 2019.

Cash flows used in investing activities

Net cash flows used in investing activities for the three months ended March 31, 2019 of $6,397 primarily related to acquisitions of property, plant and equipment for DynaEnergetics’ shaped charge lines at its manufacturing site in Blum, Texas and expenditures related to new office space for our corporate headquarters and for NobelClad’s U.S. administrative offices. Net cash flows used in investing activities for the three months ended March 31, 2018 totaled $5,302 and were primarily due to acquisitions of property, plant and equipment associated with the construction of DynaEnergetics’ new manufacturing and office space in Blum, Texas.

Cash flows provided by financing activities

Net cash flows provided by financing activities for the three months ended March 31, 2019 totaled $818 compared to $10,538 for the three months ended March 31, 2018 and was primarily due to lower borrowings on our revolving loans and on the Capex Facility, combined with additional treasury stock purchases.

Payment of Dividends

On February 27, 2019, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on April 15, 2019. The dividend of $299 was payable to shareholders of record as of March 31, 2019. We also paid a quarterly cash dividend of $0.02 per share in the first quarter of 2018.

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

Critical Accounting Policies

Except as described below, our critical accounting policies have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

Leases

On January 1, 2019, the Company adopted a new accounting standard, as amended, that requires the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and to disclose key information about its leasing arrangements. The Company elected the modified retrospective approach upon adoption, and elected the package of practical expedients available under the new standard. This new standard establishes a ROU model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease.

The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. ROU assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any, with the classification affecting the pattern of expense recognition. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and non-lease components within the Company’s lease agreements are accounted for together. The Company has no material leases in which the Company is the lessor.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2018.

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

On October 11, 2018, we received a decision from U.S. Customs Headquarters in which a mitigated amount of $8,000 in penalties was asserted. In its financial statements for the quarter ended September 30, 2018, the Company accrued an additional $4,897 of penalties. On December 7, 2018, we submitted a supplemental petition requesting a waiver of the penalty under the Small Business Regulatory Enforcement Act in lieu of tendering the penalty amount. On April 12, 2019, we received notice that our waiver request was denied and expect to tender the $8,000 in the second quarter of 2019.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the first quarter of 2019, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2019	—	$—
February 1 to February 28, 2019	9,502	$16.83
March 1 to March 31, 2019	11,696	$59.24
Total	21,198	$40.23

(1) All share purchases in 2019 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of March 31, 2019, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (445,335 shares).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2019, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	April 25, 2019	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)