Form 10-Q
period 2019-06-30
DMC Global Inc.
filed 2019-07-25
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

FOR THE TRANSITION PERIOD FROM                   TO                   .

Commission file number 001-14775

 DMC GLOBAL INC.
(Exact name of Registrant as Specified in its Charter)

Delaware	84-0608431
(State of Incorporation or Organization)	(I.R.S. Employer Identification No.)
11800 Ridge Parkway, Suite 300, Broomfield, Colorado 80021
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

The number of shares of Common Stock outstanding was 14,646,065 as of July 25, 2019.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding the expected impacts of new accounting standards and the timing of our implementation thereof, our business strategy, the level of demand for our perforating products and factors affecting this demand and our backlog. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2018 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,881	$13,375
Accounts receivable, net of allowance for doubtful accounts of $428 and $513, respectively	76,800	59,709
Inventories	59,980	51,074
Prepaid expenses and other	6,650	8,058
Total current assets	158,311	132,216
Property, plant and equipment	169,178	160,725
Less - accumulated depreciation	(63,946)	(65,585)
Property, plant and equipment, net	105,232	95,140
Purchased intangible assets, net	7,375	8,589
Deferred tax assets	3,656	4,001
Other assets	10,610	472
Total assets	$285,184	$240,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,179	$24,243
Accrued expenses	10,048	8,967
Accrued anti-dumping penalties	—	8,000
Dividend payable	299	295
Accrued income taxes	9,419	9,545
Accrued employee compensation and benefits	7,170	9,250
Contract liabilities	2,076	1,140
Current portion of long-term debt	3,125	3,125
Other current liabilities	2,016	—
Total current liabilities	70,332	64,565
Long-term debt	32,744	38,230
Deferred tax liabilities	458	379
Other long-term liabilities	18,149	2,958
Total liabilities	121,683	106,132
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,647,091 and 14,905,776 shares outstanding, respectively	756	749
Additional paid-in capital	82,853	80,077
Retained earnings	121,107	89,291
Other cumulative comprehensive loss	(33,895)	(35,014)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 460,823 and 82,186 shares, respectively	(7,320)	(817)
Total stockholders’ equity	163,501	134,286
Total liabilities and stockholders’ equity	$285,184	$240,418
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales	$110,954	$80,915	$211,089	$148,228
Cost of products sold	68,881	54,140	132,611	98,700
Gross profit	42,073	26,775	78,478	49,528
Costs and expenses:
General and administrative expenses	9,460	9,743	18,628	17,920
Selling and distribution expenses	7,239	5,795	13,548	11,007
Amortization of purchased intangible assets	397	791	795	1,596
Restructuring expenses, net	324	217	402	361
Anti-dumping duty penalties	—	—	—	3,103
Total costs and expenses	17,420	16,546	33,373	33,987
Operating income	24,653	10,229	45,105	15,541
Other income (expense):
Other income (expense), net	343	(327)	322	(704)
Interest expense, net	(409)	(136)	(782)	(601)
Income before income taxes	24,587	9,766	44,645	14,236
Income tax provision	7,343	3,394	12,231	3,944
Net income	$17,244	$6,372	$32,414	$10,292

Net income per share
Basic	$1.17	$0.43	$2.20	$0.69
Diluted	$1.15	$0.43	$2.17	$0.69
Weighted-average shares outstanding:
Basic	14,647,019	14,534,016	14,624,718	14,491,569
Diluted	14,899,987	14,534,016	14,849,816	14,491,569

Dividends declared per common share	$0.02	$0.02	$0.04	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income	$17,244	$6,372	$32,414	$10,292

Change in cumulative foreign currency translation adjustment	1,538	(4,356)	1,119	(2,751)

Total comprehensive income	$18,782	$2,016	$33,533	$7,541

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, March 31, 2019	15,089,080	$755	$81,122	$104,162	$(35,433)	(103,384)	$(1,695)	$148,911
Net income	—	—	—	17,244	—	—	—	17,244
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,538	—	—	1,538
Shares issued in connection with stock compensation plans	18,834	1	357	—	—	—	—	358
Stock-based compensation	—	—	1,360	—	—	—	—	1,360
Dividends declared	—	—	—	(299)	—	—	—	(299)
Treasury stock activity and transfers of stock to rabbi trust	—	—	14	—	—	(357,439)	(5,625)	(5,611)
Balances, June 30, 2019	15,107,914	$756	$82,853	$121,107	$(33,895)	(460,823)	$(7,320)	$163,501

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286
Net income	—	—	—	32,414	—	—	—	32,414
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,119	—	—	1,119
Shares issued in connection with stock compensation plans	119,952	7	351	—	—	7,502	—	358
Stock-based compensation	—	—	2,411	—	—	—	—	2,411
Dividends declared	—	—	—	(598)	—	—	—	(598)
Treasury stock activity and transfers of stock to rabbi trust	—	—	14	—	—	(386,139)	(6,503)	(6,489)
Balances, June 30, 2019	15,107,914	$756	$82,853	$121,107	$(33,895)	(460,823)	$(7,320)	$163,501

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, March 31, 2018	14,948,294	$747	$76,895	$63,634	$(29,214)	(72,104)	$(705)	$111,357
Net income	—	—	—	6,372	—	—	—	6,372
Change in cumulative foreign currency translation adjustment	—	—	—	—	(4,356)	—	—	(4,356)
Shares issued in connection with stock compensation plans	24,885	2	230	—	—	—	—	232
Stock-based compensation	—	—	964	—	—	—	—	964
Dividends declared	—	—	—	(300)	—	—	—	(300)
Treasury stock activity	—	—	—	—	—	(1,348)	(40)	(40)
Balances, June 30, 2018	14,973,179	$749	$78,089	$69,706	$(33,570)	(73,452)	$(745)	$114,229

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2017	14,821,801	$741	$76,146	$60,074	$(30,819)	(39,783)	$(362)	$105,780
Net income	—	—	—	10,292	—	—	—	10,292
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,751)	—	—	(2,751)
Shares issued in connection with stock compensation plans	151,378	8	224	—	—	—	—	232
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	1,719	—	—	—	—	1,719
Dividends declared	—	—	—	(595)	—	—	—	(595)
Treasury stock activity	—	—	—	—	—	(33,669)	(383)	(383)
Balances, June 30, 2018	14,973,179	$749	$78,089	$69,706	$(33,570)	(73,452)	$(745)	$114,229
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2019	2018
Cash flows provided by (used in) operating activities:
Net income	$32,414	$10,292
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,955	3,171
Amortization of purchased intangible assets	795	1,596
Amortization of deferred debt issuance costs	83	224
Stock-based compensation	2,666	1,792
Deferred income taxes	424	33
Loss on disposal of property, plant and equipment	317	26
Restructuring expenses	402	361
Transition tax liability	—	(268)
Change in:
Accounts receivable, net	(16,123)	(14,198)
Inventories	(8,636)	(18,790)
Prepaid expenses and other	3,850	(513)
Accounts payable	12,657	8,813
Contract liabilities	936	(3,509)
Accrued anti-dumping duties and penalties	(8,000)	2,958
Accrued expenses and other liabilities	(2,438)	6,433
Net cash provided by (used in) operating activities	23,302	(1,579)

Cash flows used in investing activities:
Acquisition of property, plant and equipment	(16,283)	(16,201)
Proceeds on sale of property, plant and equipment	1,258	—
Net cash used in investing activities	(15,025)	(16,201)

Cash flows provided by (used in) financing activities:
(Repayments) borrowings on bank lines of credit, net	(3,999)	4,822
(Repayments) borrowings on capital expenditure facility	(1,562)	11,803
Payment of dividends	(598)	(593)
Payment of debt issuance costs	—	(131)
Net proceeds from issuance of common stock to employees and directors	358	230
Treasury stock purchases	(956)	(383)
Net cash provided by (used in) financing activities	(6,757)	15,748

Effects of exchanges rates on cash	(14)	(322)

Net increase (decrease) in cash and cash equivalents	1,506	(2,354)
Cash and cash equivalents, beginning of the period	13,375	8,983
Cash and cash equivalents, end of the period	$14,881	$6,629

Supplemental disclosure of cash flow information:
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	8,821	—

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

For the three months ended June 30, 2019 and 2018, we recorded $114 and $53 of bad debt expense, respectively. For the six months ended June 30, 2019 and 2018, we recorded $174 and $102 of bad debt expense, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. The deferred income tax impact of tax credits is recognized as an immediate adjustment to income tax expense. We recognize deferred tax assets for the expected future effects of all deductible temporary differences to the extent we believe these assets will more likely than not be realized. We record a valuation allowance when, based on current circumstances, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any.

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

Basic EPS is then calculated by dividing net income available to common stockholders of the Company by the weighted‑average number of shares of common stock outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into shares of common stock. For the periods presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income as reported	$17,244	$6,372	32,414	10,292
Less: Distributed net income available to participating securities	(2)	(7)	(5)	(14)
Less: Undistributed net income available to participating securities	(136)	(141)	(256)	(225)
Numerator for basic net income per share:	17,106	6,224	32,153	10,053
Add: Undistributed net income allocated to participating securities	136	141	256	225
Less: Undistributed net income reallocated to participating securities	(134)	(141)	(252)	(225)
Numerator for diluted net income per share:	17,108	6,224	32,157	10,053
Denominator:
Weighted average shares outstanding for basic net income per share	14,647,019	14,534,016	14,624,718	14,491,569
Effect of dilutive securities	252,968	—	225,098	—
Weighted average shares outstanding for diluted net income per share	14,899,987	14,534,016	14,849,816	14,491,569
Net income per share:
Basic	$1.17	$0.43	$2.20	$0.69
Diluted	$1.15	$0.43	$2.17	$0.69

Deferred compensation

The Company maintains a Non-Qualified Deferred Compensation Plan (the “Plan”) as part of its overall compensation package for certain employees. Participants are eligible to defer a portion of their annual salary, their annual incentive bonus, and their equity awards through the Plan on a tax-deferred basis. Deferrals into the Plan are not matched or subsidized by the Company, nor are they eligible for above-market or preferential earnings.

The Plan provides for deferred compensation obligations to be settled either by delivery of a fixed number of shares of DMC’s common stock or in cash, in accordance with participant contributions and elections. For deferred equity awards, subsequent to equity award vesting and after a period prescribed by the Plan, participants can elect to diversify contributions of equity awards into other investment options available to Plan participants.

During the second quarter, the Company established a grantor trust commonly known as a “rabbi trust” and set aside certain assets related to the Plan to satisfy the future obligations to participants in the Plan. These assets are subject to the

Company’s general creditors. The assets held in the trust include unvested restricted stock awards (RSAs), vested company stock awards, and company-owned life insurance (“COLI”) on certain employees. Unvested RSAs and common stock held by the trust are reflected in the Condensed Consolidated Balance Sheet within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI held by the trust is accounted for at fair value and is reflected in the Condensed Consolidated Balance Sheet within “Prepaid expenses and other,” and subsequent increases or in the fair values of the assets are recorded as compensation expense or benefit, respectively, within “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the Plan and are reflected in the Condensed Consolidated Balance Sheet within “Other long-term liabilities.” Deferred compensation obligations that will be settled by delivery of a fixed number of shares of the Company’s common stock are reflected in the Condensed Consolidated Statements of Stockholders’ Equity within “Common stock” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.

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

The carrying value of accounts receivable and payable, accrued expenses, revolving loans under our credit facility and borrowings under our capital expenditure facility approximate their fair value. Our revolving loans and borrowings under our capital expenditure facility reset each month at market rates. Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these investments as Level 2 in the fair value hierarchy. The cash surrender value of COLI held to satisfy the future deferred compensation obligations is valued based upon the market values of underlying securities, and therefore we classify these assets as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of June 30, 2019 or December 31, 2018.

Recently Adopted Accounting Standards

On January 1, 2019, the Company adopted a new accounting standard, as amended, that requires the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about its leasing arrangements. The Company elected the modified retrospective approach upon adoption and elected the package of practical expedients available under the new standard. This new standard establishes a right-of-use (“ROU”) model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease.

Leases are classified as financing or operating, with classification affecting the pattern of expense recognition in the Statement of Operations. Refer to Note 6 “Leases” for further information.

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

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$31,773	$26,544
Work-in-process	8,757	7,157
Finished goods	19,107	16,904
Supplies	343	469
	$59,980	$51,074

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of June 30, 2019:

	Gross	Accumulated Amortization	Net
Core technology	$18,803	$(11,428)	$7,375
Customer relationships	36,725	(36,725)	—
Trademarks / Trade names	2,017	(2,017)	—
Total intangible assets	$57,545	$(50,170)	$7,375

Our purchased intangible assets consisted of the following as of December 31, 2018:

	Gross	Accumulated Amortization	Net
Core technology	$18,916	$(10,866)	$8,050
Customer relationships	37,122	(36,583)	539
Trademarks / Trade names	2,031	(2,031)	—
Total intangible assets	$58,069	$(49,480)	$8,589

The change in the gross value of our purchased intangible assets from December 31, 2018 to June 30, 2019 was due to foreign currency translation and an adjustment due to the recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	June 30, 2019	December 31, 2018
NobelClad	1,714	922
DynaEnergetics	362	218

Total	$2,076	$1,140

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $1,140 recorded as contract liabilities at December 31, 2018, $560 was recorded to net sales during the six months ended June 30, 2019.

6.      LEASES

The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. Until the end of 2018, leases of property, plant and equipment were classified as operating leases. Payments made under operating leases were charged to the Condensed Consolidated Statement of Operations on a straight-line basis. Upon adoption of the new lease standard, the Company recognized ROU assets and lease liabilities in relation to leases which had previously been classified as operating leases.

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

The significant majority of the Company’s leasing arrangements are classified as operating leases. As of June 30, 2019, the total ROU asset and lease liability for operating leases were $10,436 and $11,522, respectively. The ROU asset was included in “Other assets” while $2,016 of the lease liability was reported in “Other current liabilities” and $9,506 was reported in “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheet. The Company’s financing leases were not material as of June 30, 2019. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three and six months ended June 30, 2019, operating lease costs were $751 and $1,436 which were included in the Company’s Condensed Consolidated Statements of Income. Short term and variable lease costs were not material for the three and six months ended June 30, 2019.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

June 30, 2019
Weighted average remaining lease term (in years)	9.06
Weighted average discount rate	5.2%

The following table represents maturities of operating lease liabilities as of June 30, 2019:

Due within 1 year	$2,476
Due after 1 year through 2 years	1,826
Due after 2 years through 3 years	1,388
Due after 3 years through 4 years	1,293
Due after 4 years through 5 years	1,159
Due after 5 years	6,526
Total future minimum lease payments	14,668
Less imputed interest	(3,146)
Total	$11,522

7.      DEBT

Outstanding borrowings consisted of the following:

	June 30, 2019	December 31, 2018
Syndicated credit agreement:
U.S. Dollar revolving loan	$13,129	$17,128
Capital expenditure facility	23,438	25,000
Outstanding borrowings	36,567	42,128
Less: debt issuance costs	(698)	(773)
Total debt	35,869	41,355
Less: current portion of long-term debt	(3,125)	(3,125)
Long-term debt	$32,744	$38,230

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in year five. The new facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $50,000 revolving loan can be in the form of one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All revolver loan borrowings and repayments have been in the form of one-month or two-month loans and are reported on a net basis in our Condensed Consolidated Statements of Cash Flows.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of June 30, 2019, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €1,478 is available as of June 30, 2019 after considering outstanding letters of credit.

Included in lines of credit are deferred debt issuance costs of $698 and $773 as of June 30, 2019 and December 31, 2018, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. At March 31, 2019, the Company was no longer in a three-year cumulative loss position in the U.S. and we believe sufficient future taxable income will be generated to use existing deferred tax assets in that jurisdiction. Accordingly, during the three months ended March 31, 2019, we released valuation allowances of $368 in that jurisdiction and certain states. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

The Tax Cuts and Jobs Act (“TCJA”) provides that foreign earnings generally can be repatriated to the U.S. without federal tax consequence. We have reassessed the assertion that cumulative earnings by our foreign subsidiaries are indefinitely reinvested. We continue to permanently reinvest the earnings of our international subsidiaries and therefore we do not provide for U.S. income taxes or withholding taxes that could result from the distribution of those earnings to the U.S. parent. If any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we could be subject to additional U.S. federal and state income taxes. Due to the multiple avenues in which earnings can be repatriated, and because a large portion of these earnings are not liquid, it is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

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
Segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net sales
DynaEnergetics	$88,628	$58,899	$168,464	$108,020
NobelClad	22,326	22,016	42,625	40,208
Net sales	$110,954	$80,915	$211,089	$148,228

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Operating income
DynaEnergetics	$26,813	$12,228	$49,923	$20,948
NobelClad	1,923	1,703	$3,753	$1,691
Segment operating income	28,736	13,931	53,676	22,639

Unallocated corporate expenses	(2,588)	(2,618)	(5,905)	(5,306)
Stock-based compensation	(1,495)	(1,084)	(2,666)	(1,792)
Other income (expense), net	343	(327)	322	(704)
Interest expense, net	(409)	(136)	(782)	(601)
Income before income taxes	$24,587	$9,766	$44,645	$14,236

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Depreciation and amortization
DynaEnergetics	$1,719	$1,575	$3,118	$3,134
NobelClad	835	817	1,632	1,633
Segment depreciation and amortization	$2,554	$2,392	$4,750	$4,767

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

DynaEnergetics

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
United States	$75,323	$44,164	143,281	80,294
Canada	2,919	8,556	6,376	14,341
United Arab Emirates	1,594	365	4,098	888
France	1	21	41	73
Ukraine	1,678	1,109	3,410	1,513
Germany	25	53	80	81
Russia	570	1,144	1,055	2,426
India	47	195	77	829
Egypt	872	534	1,734	1,076
Indonesia	941	164	1,180	184
Iraq	690	245	886	319
China	—	—	29	56
Italy	—	21	18	31
Hong Kong	61	302	61	302
Rest of the world	3,907	2,026	6,138	5,607
Total DynaEnergetics	$88,628	$58,899	$168,464	$108,020

NobelClad

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
United States	$12,304	$6,775	21,947	12,481
Canada	1,335	1,631	3,359	3,424
United Arab Emirates	289	259	1,273	390
France	896	1,744	1,653	2,695
South Korea	413	828	881	1,831
Germany	828	640	1,831	2,253
India	155	33	279	803
Spain	285	464	346	632
Italy	142	872	664	1,077
Australia	397	—	845	—
China	—	4,386	—	7,844
Netherlands	378	821	1,012	1,312
Norway	1,538	44	2,160	287
Sweden	836	440	1,137	578
South Africa	273	30	1,006	193
Rest of the world	2,257	3,049	4,232	4,408
Total NobelClad	$22,326	$22,016	$42,625	$40,208

During the three months ended June 30, 2019 and 2018, one customer in our DynaEnergetics segment accounted for greater than 10% of consolidated net sales. During the six months ended June 30, 2019, one customer in DynaEnergetics was responsible for more than 10% of consolidated net sales. During the six months ended June 30, 2018, no customer was responsible for more than 10% of consolidated net sales.

10.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to euro, the U.S. dollar to Canadian dollar, the euro to the Russian ruble, and, to a lesser extent, other currencies, arising from inter-company and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in “Other income (expense), net” within our Condensed Consolidated Statements of Operations.

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

As of June 30, 2019 and 2018, the notional amounts of the forward currency contracts the Company held were $5,819 and $10,824, respectively. At June 30, 2019 and 2018, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net gains (losses) from hedging activities:

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2019	2018	2019	2018
Foreign currency contracts	Other income (expense), net	$(53)	$(509)	$69	$(301)

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

On October 11, 2018, we received a decision from U.S. Customs Headquarters in which a mitigated amount of $8,000 in penalties was asserted. In its financial statements for the quarter ended September 30, 2018, the Company accrued an additional $4,897 of penalties. On December 7, 2018, we submitted a supplemental petition requesting a waiver of the penalty under the Small Business Regulatory Enforcement Act in lieu of tendering the penalty amount. On April 12, 2019, we received notice that our waiver request was denied and tendered the $8,000 during the second quarter of 2019.

12.    RESTRUCTURING

During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France. During the third quarter of 2018, final approval of the proposed measures was granted by the local workers council, in accordance with applicable French law. NobelClad completed the closure of the Rivesaltes production facility in the fourth quarter of 2018 but is maintaining its sales and administrative office in France. During the second quarter of 2019, NobelClad sold its production facility and related assets and recognized a gain of $519. NobelClad also recorded an additional accrual of $712 for known and probable severance liabilities related to employees terminated as part of closing the manufacturing operations in France. The additional severance accrual was recorded based, in part, on a successful appeal of the severance benefits by some terminated employees during the second quarter of 2019.

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses, net” line item in our Condensed Consolidated Statements of Operations:

	Three months ended June 30, 2019
	Severance	Gain on asset disposal	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$712	$(519)	$4	$82	$45	$324

	Six months ended June 30, 2019
	Severance	Gain on asset disposal	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$712	$(636)	$43	$227	$56	$402

	Three months ended June 30, 2018
	Severance	Other Exit Costs	Total
NobelClad	$182	$35	$217

	Six months ended June 30, 2018
	Severance	Other Exit Costs	Total
NobelClad	$235	$126	$361
During the six months ended June 30, 2019, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2018	Net expense (1)	Payments and Other Adjustments	June 30, 2019
Severance	$1,105	$712	$(677)	$1,140
Contract termination costs	—	43	(43)	—
Equipment moving costs	8	227	(234)	1
Other exit costs	42	56	(96)	2
Total	$1,155	$1,038	$(1,050)	$1,143
(1) Excluding gain on asset disposal

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

DynaEnergetics continues to introduce new products and technologies into the marketplace. Recently, DynaEnergetics introduced two new models to its DynaStage® (DS) product family during the second quarter. DS TrinityTM 3.5 is currently in field trials, and is a smaller-diameter version of the DS Trinity 4.0, which was introduced in the first quarter of 2019.

NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $38,841 at June 30, 2019 from $29,879 at December 31, 2018.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

•
DynaEnergetics sales of $88,628 in the second quarter of 2019 increased 11% sequentially versus the first quarter of 2019 and 50% compared with the second quarter of 2018 due to higher well-completions in the U.S. unconventional oil and gas market and adding several new customers for its intrinsically safe initiating systems (IS2™) and its family of DS Factory-Assembled, Performance-Assured™ perforating systems.

•	NobelClad’s sales of $22,326 in the second quarter of 2019 increased 10% versus the first quarter of 2019 due to higher project volume and increased 1% compared with the second quarter of 2018.

•
Consolidated gross profit of 37.9% in the second quarter of 2019 increased from 33.1% in the second quarter of 2018. The improvement primarily was due to a higher proportion of DynaEnergetics sales relative to NobelClad sales, favorable product mix and productivity improvements in DynaEnergetics, improved project mix in NobelClad and the favorable impact of higher volume on fixed manufacturing overhead expenses.

•
Consolidated selling, general and administrative expenses were $16,699 in the second quarter of 2019 compared with $15,538 in the second quarter of 2018. The increase primarily was due to headcount additions and merit increases, as well as higher stock-based compensation, and increased variable incentive compensation.

•
Net debt of $20,988 decreased $6,992 from $27,980 at December 31, 2018. Net debt is a non-GAAP measure calculated as total debt ($35,869 at June 30, 2019) less cash and cash equivalents ($14,881 at June 30, 2019)

Use of Non-GAAP Financial Measures

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

Consolidated Results of Operations

Three months ended June 30, 2019 compared with three months ended June 30, 2018

	Three months ended June 30,
	2019	2018	$ change	% change
Net sales	$110,954	$80,915	$30,039	37%
Gross profit	42,073	26,775	15,298	57%
Gross profit percentage	37.9%	33.1%
COSTS AND EXPENSES:
General and administrative expenses	9,460	9,743	(283)	(3)%
% of net sales	8.5%	12.0%
Selling and distribution expenses	7,239	5,795	1,444	25%
% of net sales	6.5%	7.2%
Amortization of purchased intangible assets	397	791	(394)	(50)%
% of net sales	0.4%	1.0%
Restructuring expenses, net	324	217	107	49%
Operating income	24,653	10,229	14,424	141%
Other income (expense), net	343	(327)	670	205%
Interest expense, net	(409)	(136)	(273)	(201)%
Income before income taxes	24,587	9,766	14,821	152%
Income tax provision	7,343	3,394	3,949	116%
Net income	17,244	6,372	10,872	171%
Adjusted EBITDA	$29,026	$13,922	$15,104	108%

Net sales increased compared with 2018 primarily due to higher well completions in the U.S. unconventional onshore oil and gas sector and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased compared with 2018 primarily due to a higher proportion of DynaEnergetics sales relative to NobelClad sales, favorable product mix and manufacturing efficiencies in DynaEnergetics, improved project mix in NobelClad and the favorable impact of higher volume on fixed manufacturing overhead expenses.

General and administrative expenses decreased compared with 2018 primarily due to lower outside service costs for patent infringement defense partially offset by increased salaries and wages from merit increases, variable incentive compensation and stock-based compensation expense.

Selling and distribution expenses increased compared with 2018 primarily due to increased outside services, higher incentive compensation expense, salaries and wages from headcount additions as well as merit increases, and stock-based compensation expense.

Amortization of purchased intangible assets decreased compared with 2018 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2018.

Restructuring expenses, net in 2019 were primarily related to severance liabilities, equipment moving expenses and contract termination costs, partially offset by a gain on assets sold in connection with the closure of NobelClad’s manufacturing operations in France.

Operating income increased primarily due to improved earnings in our DynaEnergetics and NobelClad segments in 2019.

Other income (expense), net in 2019 primarily relates to gain on machinery & equipment sold by DynaEnergetics partially combined with net unrealized and realized currency gains compared to net unrealized and realized currency losses in

2018. Our subsidiaries frequently enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in “Other income (expense), net” within our Condensed Consolidated Statements of Operations.

Interest expense, net increased compared with 2018 primarily due to reduced capitalization of interest on DynaEnergetics’ construction of a new manufacturing, assembly and administrative space combined with interest incurred on a higher average outstanding debt balance in 2019.

Income tax provision of $7,343 was recorded on pretax income of $24,587. The effective rate was impacted by a favorable discrete item recorded in the quarter of $782. We recorded an income tax provision of $3,394 on pretax income of $9,766 for the second quarter of 2018. The effective rate for the second quarter of 2018 was favorably impacted by discrete items recorded in the quarter, including a $164 benefit for vesting of restricted stock.

Net income for the three months ended June 30, 2019 was $17,244, or $1.15 per diluted share, compared to $6,372, or $0.43 per diluted share, for the same period in 2018.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2019	2018
Net income	$17,244	$6,372
Interest expense, net	409	136
Provision for income taxes	7,343	3,394
Depreciation	2,157	1,601
Amortization of purchased intangible assets	397	791
EBITDA	27,550	12,294
Restructuring expenses, net	324	217
Stock-based compensation	1,495	1,084
Other (income) expense, net	(343)	327
Adjusted EBITDA	$29,026	$13,922

Six months ended June 30, 2019 compared with six months ended June 30, 2018

	Six months ended June 30,
	2019	2018	$ change	% change
Net sales	$211,089	$148,228	$62,861	42%
Gross profit	78,478	49,528	28,950	58%
Gross profit percentage	37.2%	33.4%
COSTS AND EXPENSES:
General and administrative expenses	18,628	17,920	708	4%
% of net sales	8.8%	12.1%
Selling and distribution expenses	13,548	11,007	2,541	23%
% of net sales	6.4%	7.4%
Amortization of purchased intangible assets	795	1,596	(801)	(50)%
% of net sales	0.4%	1.1%
Restructuring expenses, net	402	361	41	11%
Anti-dumping duty penalties	—	3,103	(3,103)	(100)%
Operating income	45,105	15,541	29,564	190%
Other income (expense), net	322	(704)	1,026	146%
Interest expense, net	(782)	(601)	(181)	(30)%
Income before income taxes	44,645	14,236	30,409	214%
Income tax provision	12,231	3,944	8,287	210%
Net income	32,414	10,292	22,122	215%
Adjusted EBITDA	$52,923	$25,564	$27,359	107%

Net sales increased compared with 2018 primarily due to higher well completions in the U.S. unconventional onshore oil and gas sector and growth in customer demand for DynaEnergetics’ advanced perforating systems combined with improvement in NobelClad’s sales results.

Gross profit percentage increased compared with 2018 primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad, favorable product mix and manufacturing efficiencies in DynaEnergetics, improved project mix in NobelClad and the favorable impact of higher volume on fixed manufacturing overhead expenses.

General and administrative expenses increased compared with 2018 primarily due to increased salaries and wages from merit increases, increased employee benefits, variable incentive compensation and stock-based compensation expense, partially offset by lower outside service costs for patent infringement defense.

Selling and distribution expenses increased compared with 2018 primarily due to higher salaries and wages from headcount additions, merit increases, incentive compensation expense, and increased costs for outside services.

Amortization of purchased intangible assets decreased compared with 2018 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2018.

Restructuring expenses, net in 2019 primarily related to severance liabilities, equipment moving expenses and contract termination costs, partially offset by a gain on assets sold in connection with the closure of NobelClad’s manufacturing operations in France.

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

Other income (expense), net in 2019 primarily relates to gain on machinery & equipment sold by DynaEnergetics partially combined with net unrealized and realized currency gains compared to net unrealized and realized currency losses in 2018. Our subsidiaries frequently enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions will result in unrealized gains or losses if unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts, generally with maturities up to one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized immediately in “Other income (expense), net” within our Condensed Consolidated Statements of Operations.

Interest expense, net increased compared with 2018 primarily due to reduced capitalization of interest on DynaEnergetics’ construction of a new manufacturing, assembly and administrative space combined with interest incurred on a higher average outstanding debt balance in 2019 partially offset by the non-recurring write off of $159 of deferred debt issuance costs in the first quarter of 2018.

Income tax provision of $12,231 was recorded on pretax income of $44,645. The effective rate was impacted by favorable discrete items recorded during the year of $1,541. We recorded an income tax provision of $3,944 on pretax income of $14,236 for the six months ended June 30, 2018. The effective rate for this period was favorably impacted by discrete items, including a $286 benefit for vesting of restricted stock, and a $268 adjustment to reduce the provisional Tax Cuts and Jobs Act transition tax amount originally recorded in the fourth quarter of 2017 due to new guidance issued by the Internal Revenue Service regarding the application of loss carryovers to the tax calculation.

Net income for the six months ended June 30, 2019 was $32,414, or $2.17 per diluted share, compared to $10,292, or $0.69 per diluted share, for the same period in 2018.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2019	2018
Net income	$32,414	$10,292
Interest expense, net	782	601
Provision for income taxes	12,231	3,944
Depreciation	3,955	3,171
Amortization of purchased intangible assets	795	1,596
EBITDA	50,177	19,604
Restructuring expenses, net	402	361
Anti-dumping duty penalties	—	3,103
Stock-based compensation	2,666	1,792
Other (income) expense, net	(322)	704
Adjusted EBITDA	$52,923	$25,564

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income (loss) and adjusted EBITDA as well as projected future performance. Segment operating income (loss) is defined as revenues less expenses identifiable to the segment. Segment operating income (loss) will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, including stock-based compensation, net other expense, and net interest expense.

DynaEnergetics

Three months ended June 30, 2019 compared with three months ended June 30, 2018

	Three months ended June 30,
	2019	2018	$ change	% change
Net sales	$88,628	$58,899	$29,729	50%
Gross profit	36,341	21,748	14,593	67%
Gross profit percentage	41.0%	36.9%
COSTS AND EXPENSES:
General and administrative expenses	4,591	5,120	(529)	(10%)
Selling and distribution expenses	4,637	3,711	926	25%
Amortization of purchased intangible assets	300	689	(389)	(56)%
Operating income	26,813	12,228	14,585	119%
Adjusted EBITDA	$28,532	$13,803	$14,729	107%

Net sales were higher than in 2018 primarily due to increased sales volume from an increase in crude prices, higher well completions in the U.S. unconventional onshore oil and gas market and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased compared with 2018 due to favorable customer and product mix and the favorable impact of higher volume on fixed overhead expenses.

General and administrative expenses decreased compared with 2018 primarily due to lower patent infringement legal defense costs partially offset by increased salaries and wages due to merit increases as well as variable incentive compensation expense.

Selling and distribution expenses increased compared with 2018 primarily due to higher outside service costs and variable incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2018 primarily due to fully amortizing certain trademarks as of December 31, 2018.

Operating income increased compared with 2018 primarily due to higher unit volume, partially offset by increased selling and distribution expenses in 2019.

Adjusted EBITDA increased compared with 2018 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2019	2018
Operating income	$26,813	$12,228
Adjustments:
Depreciation	1,419	886
Amortization of purchased intangibles	300	689
Adjusted EBITDA	$28,532	$13,803

Six months ended June 30, 2019 compared with six months ended June 30, 2018

	Six months ended June 30,
	2019	2018	$ change	% change
Net sales	$168,464	$108,020	$60,444	56%
Gross profit	67,573	41,375	26,198	63%
Gross profit percentage	40.1%	38.3%
COSTS AND EXPENSES:
General and administrative expenses	8,313	8,964	(651)	(7%)
Selling and distribution expenses	8,736	6,971	1,765	25%
Amortization of purchased intangible assets	601	1,389	(788)	(57)%
Anti-dumping duty penalties	—	3,103	(3,103)	(100)%
Operating income	49,923	20,948	28,975	138%
Adjusted EBITDA	$53,041	$27,185	$25,856	95%

Net sales were higher than in 2018 primarily due to increased sales volume from higher well completions in the U.S. unconventional onshore oil and gas market and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased compared with 2018 due to favorable product mix and the impact of fixed overhead absorption from higher sales.

General and administrative expenses decreased compared with 2018 primarily due to lower patent infringement legal defense costs partially offset by increased salaries and wages due to merit increases, variable incentive compensation expense as well as higher employee benefit-related costs.

Selling and distribution expenses increased compared with 2018 primarily due to increased outside service costs and higher employee benefit-related costs, salaries and wages due to merit increases, and variable incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2018 primarily due to fully amortizing certain trademarks as of December 31, 2018.

Anti-dumping duty penalties in 2018 represent an accrual for a mitigated amount of penalties on the AD/CVD matter that was formally asserted by U.S. Customs Headquarters.

Operating income increased compared with 2018 primarily due to higher unit volume in 2019, and the accrual for penalties on the AD/CVD matter recorded in 2018 partially offset by increased and selling and distribution expenses in 2019.

Adjusted EBITDA increased compared with 2018 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2019	2018
Operating income	$49,923	$20,948
Adjustments:
Anti-dumping duty penalties	—	3,103
Depreciation	2,517	1,745
Amortization of purchased intangibles	601	1,389
Adjusted EBITDA	$53,041	$27,185

NobelClad

Three months ended June 30, 2019 compared with three months ended June 30, 2018

	Three months ended June 30,
	2019	2018	$ change	% change
Net sales	$22,326	$22,016	$310	1%
Gross profit	5,884	5,120	764	15%
Gross profit percentage	26.4%	23.3%
COSTS AND EXPENSES:
General and administrative expenses	1,102	1,135	(33)	(3)%
Selling and distribution expenses	2,438	1,963	475	24%
Amortization of purchased intangible assets	97	102	(5)	(5)%
Restructuring expenses, net	324	217	107	49%
Operating income	1,923	1,703	220	13%
Adjusted EBITDA	$3,082	$2,737	$345	13%

Net sales were flat compared with 2018.

Gross profit percentage increased compared with 2018 primarily due to more favorable margins on the mix of projects in the current year versus prior year.

General and administrative expenses decreased compared with 2018 primarily due to lower outside service costs.

Selling and distribution expenses increased compared with 2018 primarily due to increased salaries and wages from merit increases, increased variable incentive compensation expense, as well as higher employee benefit-related costs and higher outside service costs.

Restructuring expenses, net in 2019 primarily related to severance liabilities, equipment moving expenses and contract termination costs, partially offset by a gain on assets sold in connection with the closure of NobelClad’s manufacturing operations in France.

Operating income in 2019 increased compared with 2018 primarily due to gross profit from improved project mix partially offset by higher selling and distribution expenses.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2019	2018
Operating income	$1,923	$1,703
Adjustments:
Restructuring expenses, net	324	217
Depreciation	738	715
Amortization of purchased intangibles	97	102
Adjusted EBITDA	$3,082	$2,737

Six months ended June 30, 2019 compared with six months ended June 30, 2018

	Six months ended June 30,
	2019	2018	$ change	% change
Net sales	$42,625	$40,208	$2,417	6%
Gross profit	11,244	8,312	2,932	35%
Gross profit percentage	26.4%	20.7%
COSTS AND EXPENSES:
General and administrative expenses	2,346	2,215	131	6%
Selling and distribution expenses	4,549	3,838	711	19%
Amortization of purchased intangible assets	194	207	(13)	(6)%
Restructuring expenses, net	402	361	41	11%
Operating income	3,753	1,691	2,062	122%
Adjusted EBITDA	$5,787	$3,685	$2,102	57%

Net sales were higher than in 2018 primarily due to improvement in several of NobelClad’s end markets and an overall increase in booking activity.

Gross profit percentage increased compared with 2018 due to improved fixed overhead absorption from higher sales and better project mix. 2018 also was unfavorably impacted by large international jobs with low margins that shipped in Q1 2018.

General and administrative expenses increased slightly compared with 2018 primarily due to higher employee benefit-related costs, variable incentive compensation expense, and outside service costs.

Selling and distribution expenses increased compared with 2018 primarily due to increased salaries and wages due to merit increases and continued investments in our sales, business development, and marketing functions as well as higher employee benefit-related costs, and variable incentive compensation expense.

Restructuring expenses, net in 2019 primarily related to severance liabilities, equipment moving expenses and contract termination costs partially offset by a gain on assets sold in connection with the closure of NobelClad’s manufacturing operations in France.

Operating income increased compared with 2018 primarily due to higher project volume and improved gross profit in 2019 partially offset by increased general and administrative expenses and selling and distribution expenses in 2019.

Adjusted EBITDA increased compared with 2018 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2019	2018
Operating income	$3,753	$1,691
Adjustments:
Restructuring expenses	402	361
Depreciation	1,438	1,426
Amortization of purchased intangibles	194	207
Adjusted EBITDA	$5,787	$3,685

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

Debt facilities

On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capex Facility which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in year five. The new facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $50,000 revolving loan can be in the form of one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All revolver loan borrowing and repayments under the credit facility have been in the form of one-month or two-month loans and are reported on a net basis in our Condensed Consolidated Statements of Cash Flows.

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

As of June 30, 2019, total loans of $36,567, including U.S. dollar revolving loans of $13,129 and loans under our Capex Facility of $23,438, were outstanding under our credit facility. While we had approximately $36,871 of available revolving credit loan capacity as of June 30, 2019 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a debt service coverage ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the June 30, 2019 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of June 30, 2019, calculated in accordance with the credit facility, as amended, was 0.4 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated Pro Forma EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges (as defined in the agreement). The minimum debt service coverage ratio permitted by our credit facility for the June 30, 2019 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2019 was 12.5 to 1.0.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of June 30, 2019, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance decreased to $32,744 at June 30, 2019 from $38,230 at December 31, 2018. During the second quarter of 2019, some participants in our Non-Qualified Deferred Compensation Plan (the “Plan”), elected to diversify previous contributions of vested company stock awards that were originally granted during 2015 and 2016 into other investment options available to Plan participants. The diversification increased the deferred compensation obligations that will be settled in cash within “Other long-term liabilities” on the Condensed Consolidated Balance Sheet by approximately $5,542. Our other contractual obligations and commitments have not materially changed since December 31, 2018.

Cash flows provided by operating activities

Net cash provided by operating activities was $23,302 for the six months ended June 30, 2019 compared to a cash outflow of $1,579 in the same period last year. The change primarily was due to higher net income in 2019.

Cash flows used in investing activities

Net cash flows used in investing activities for the six months ended June 30, 2019 of $15,025 primarily related to acquisitions of property, plant and equipment for DynaEnergetics’ shaped charge lines at its manufacturing site in Blum, Texas and expenditures related to new office space for our corporate headquarters and for NobelClad’s U.S. administrative offices partially offset by proceeds on the sale of NobelClad’s French production facility during the second quarter of 2019. Net cash flows used in investing activities for the six months ended June 30, 2018 totaled $16,201 and were primarily due to acquisitions of property, plant and equipment associated with the construction of DynaEnergetics’ new manufacturing and office space in Blum, Texas.

Cash flows provided by financing activities

Net cash flows used in financing activities for the six months ended June 30, 2019 totaled $6,757 compared to $15,748 of cash provided by financing activities for the six months ended June 30, 2018 and was primarily due to repayments of our revolving loans and on the Capex Facility, combined with additional treasury stock purchases.

Payment of Dividends

On May 7, 2019, our Board of Directors declared a quarterly cash dividend of $0.02 per share which was paid on July 15, 2019. The dividend of $299 was payable to shareholders of record as of June 30, 2019. We also paid a quarterly cash dividend of $0.02 per share in the first quarter of 2019 and $0.02 per share in the first and second quarters of 2018.

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

Leases

On January 1, 2019, the Company adopted a new accounting standard, as amended, that requires the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and to disclose key information about its leasing arrangements. The Company elected the modified retrospective approach upon adoption and elected the package of practical expedients available under the new standard. This new standard establishes a ROU model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease.

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

On October 11, 2018, we received a decision from U.S. Customs Headquarters in which a mitigated amount of $8,000 in penalties was asserted. In its financial statements for the quarter ended September 30, 2018, the Company accrued an additional $4,897 of penalties. On December 7, 2018, we submitted a supplemental petition requesting a waiver of the penalty under the Small Business Regulatory Enforcement Act in lieu of tendering the penalty amount. On April 12, 2019, we received notice that our waiver request was denied and tendered the $8,000 in the second quarter of 2019.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the second quarter of 2019, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2019	815	$58.95
May 1 to May 31, 2019	314	$68.10
June 1 to June 30, 2019	75,000	$73.89
Total	76,129	$73.71

(1) Share purchases in 2019 included 1,219 to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and 75.000 share purchases were related to the participant elections to diversify contributions of equity awards into other investment options available to plan participants.
(2) As of June 30, 2019, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (448,163 shares).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2019, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	July 25, 2019	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)