Form 10-Q
period 2019-09-30
DMC Global Inc.
filed 2019-10-25
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The number of shares of Common Stock outstanding was 14,645,752 as of October 23, 2019.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include projections, guidance and other statements regarding the expected impacts of new accounting standards and the timing of our implementation thereof, our business strategy, our expectations regarding additional restructuring expenses in the fourth quarter, the level of demand for our perforating products and factors affecting this demand, our expectations regarding commencement of commercial shipments of the DS TrinityTM 3.5 system, NobelClad’s demand outlook in the downstream and upstream energy sectors and our backlog. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2018 and such things as the following: changes in global economic conditions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; and general economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,183	$13,375
Accounts receivable, net of allowance for doubtful accounts of $405 and $513, respectively	71,689	59,709
Inventories	58,923	51,074
Prepaid expenses and other	9,206	8,058
Total current assets	152,001	132,216
Property, plant and equipment	168,614	160,725
Less - accumulated depreciation	(64,944)	(65,585)
Property, plant and equipment, net	103,670	95,140

Purchased intangible assets, net	6,251	8,589
Deferred tax assets	3,431	4,001
Other assets	10,462	472
Total assets	$275,815	$240,418

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,306	$24,243
Accrued expenses	10,866	8,967
Accrued anti-dumping penalties	—	8,000
Dividend payable	1,866	295
Accrued income taxes	10,427	9,545
Accrued employee compensation and benefits	8,989	9,250
Contract liabilities	2,563	1,140
Current portion of long-term debt	3,125	3,125
Other current liabilities	1,816	—
Total current liabilities	63,958	64,565
Long-term debt	25,010	38,230
Deferred tax liabilities	1,469	379
Other long-term liabilities	18,302	2,958
Total liabilities	108,739	106,132
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,645,335 and 14,905,776 shares outstanding, respectively	756	749
Additional paid-in capital	84,198	80,077
Retained earnings	126,156	89,291
Other cumulative comprehensive loss	(36,591)	(35,014)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 464,329 and 82,186 shares, respectively	(7,443)	(817)
Total stockholders’ equity	167,076	134,286
Total liabilities and stockholders’ equity	$275,815	$240,418
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales	$100,094	$87,883	$311,183	$236,111
Cost of products sold	63,870	58,155	196,481	156,855
Gross profit	36,224	29,728	114,702	79,256
Costs and expenses:
General and administrative expenses	10,128	9,630	28,756	27,550
Selling and distribution expenses	6,983	5,420	20,531	16,427
Amortization of purchased intangible assets	394	769	1,189	2,365
Restructuring expenses, net and asset impairments	5,898	192	6,300	553
Anti-dumping duty penalties	—	4,897	—	8,000
Total costs and expenses	23,403	20,908	56,776	54,895
Operating income	12,821	8,820	57,926	24,361
Other income (expense):
Other income (expense), net	170	(335)	492	(1,039)
Interest expense, net	(387)	(495)	(1,169)	(1,096)
Income before income taxes	12,604	7,990	57,249	22,226
Income tax provision	5,689	3,080	17,920	7,024
Net income	$6,915	$4,910	$39,329	$15,202

Net income per share
Basic	$0.47	$0.33	$2.67	$1.02
Diluted	$0.46	$0.33	$2.64	$1.02
Weighted-average shares outstanding:
Basic	14,632,276	14,571,155	14,589,655	14,518,765
Diluted	14,851,166	14,571,155	14,800,132	14,518,765

Dividends declared per common share	$0.125	$0.02	$0.165	$0.06

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income	$6,915	$4,910	$39,329	$15,202

Change in cumulative foreign currency translation adjustment	(2,696)	(236)	(1,577)	(2,987)

Total comprehensive income	$4,219	$4,674	$37,752	$12,215

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, June 30, 2019	15,107,914	$756	$82,853	$121,107	$(33,895)	(460,823)	$(7,320)	$163,501
Net income	—	—	—	6,915	—	—	—	6,915
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,696)	—	—	(2,696)
Shares issued in connection with stock compensation plans	1,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,345	—	—	—	—	1,345
Dividends declared	—	—	—	(1,866)	—	—	—	(1,866)
Treasury stock activity and transfers of stock to rabbi trust	—	—	—	—	—	(3,506)	(123)	(123)
Balances, September 30, 2019	15,109,664	$756	$84,198	$126,156	$(36,591)	(464,329)	$(7,443)	$167,076

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286
Net income	—	—	—	39,329	—	—	—	39,329
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,577)	—	—	(1,577)
Shares issued in connection with stock compensation plans	121,702	7	351	—	—	7,502	—	358
Stock-based compensation	—	—	3,756	—	—	—	—	3,756
Dividends declared	—	—	—	(2,464)	—	—	—	(2,464)
Treasury stock activity and transfers of stock to rabbi trust	—	—	14	—	—	(389,645)	(6,626)	(6,612)
Balances, September 30, 2019	15,109,664	$756	$84,198	$126,156	$(36,591)	(464,329)	$(7,443)	$167,076

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, June 30, 2018	14,973,179	$749	$78,089	$69,706	$(33,570)	(73,452)	$(745)	$114,229
Net income	—	—	—	4,910	—	—	—	4,910
Change in cumulative foreign currency translation adjustment	—	—	—	—	(236)	—	—	(236)
Shares issued in connection with stock compensation plans	5,000	—	—	—	—	—	—	—
Stock-based compensation	—	—	855	—	—	—	—	855
Dividends declared	—	—	—	(298)	—	—	—	(298)
Treasury stock activity	—	—	—	—	—	(8,684)	(70)	(70)
Balances, September 30, 2018	14,978,179	$749	$78,944	$74,318	$(33,806)	(82,136)	$(815)	$119,390

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2017	14,821,801	$741	$76,146	$60,074	$(30,819)	(39,783)	$(362)	$105,780
Net income	—	—	—	15,202	—	—	—	15,202
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,987)	—	—	(2,987)
Shares issued in connection with stock compensation plans	156,378	8	224	—	—	—	—	232
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	2,574	—	—	—	—	2,574
Dividends declared	—	—	—	(893)	—	—	—	(893)
Treasury stock activity	—	—	—	—	—	(42,353)	(453)	(453)
Balances, September 30, 2018	14,978,179	$749	$78,944	$74,318	$(33,806)	(82,136)	$(815)	$119,390
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2019	2018
Cash flows provided by operating activities:
Net income	$39,329	$15,202
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,178	4,799
Amortization of purchased intangible assets	1,189	2,365
Amortization of deferred debt issuance costs	130	268
Stock-based compensation	3,908	2,662
Deferred income taxes	1,660	276
Loss on disposal of property, plant and equipment	343	30
Restructuring expenses, net and asset impairments	6,300	553
Transition tax liability	—	(679)
Change in:
Accounts receivable, net	(12,505)	(16,885)
Inventories	(8,357)	(21,618)
Prepaid expenses and other	(923)	(576)
Accounts payable	2,475	4,657
Contract liabilities	1,456	(1,559)
Accrued anti-dumping duties and penalties	(8,000)	4,391
Accrued expenses and other liabilities	1,913	12,659
Net cash provided by operating activities	35,096	6,545

Cash flows used in investing activities:
Acquisition of property, plant and equipment	(22,377)	(26,574)
Proceeds on sale of property, plant and equipment	1,258	—
Net cash used in investing activities	(21,119)	(26,574)

Cash flows provided by (used in) financing activities:
(Repayments) borrowings on bank lines of credit, net	(10,999)	4,522
(Repayments) borrowings on capital expenditure facility	(2,344)	18,990
Payment of dividends	(896)	(891)
Payment of debt issuance costs	—	(310)
Net proceeds from issuance of common stock to employees and directors	358	232
Treasury stock purchases	(1,079)	(453)
Net cash provided by (used in) financing activities	(14,960)	22,090

Effects of exchanges rates on cash	(209)	54

Net increase (decrease) in cash and cash equivalents	(1,192)	2,115
Cash and cash equivalents, beginning of the period	13,375	8,983
Cash and cash equivalents, end of the period	$12,183	$11,098

Supplemental disclosure of cash flow information:
Non-cash lease liabilities arising from obtaining right-of-use assets (Note 6)	8,821	—

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

For the three months ended September 30, 2019 and 2018, we recorded $64 of bad debt expense and a $32 reversal of bad debt expense, respectively. For the nine months ended September 30, 2019 and 2018, we recorded $238 of bad debt expense and a $28 reversal of bad debt expense, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax basis of assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. The deferred income tax impact of tax credits is recognized as an immediate adjustment to income tax expense. We recognize deferred tax assets for the expected future effects of all deductible temporary differences to the extent we believe these assets will more likely than not be realized. We record a valuation allowance when, based on current circumstances, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial operations and their associated valuation allowances, if any.

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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income as reported	$6,915	$4,910	39,329	15,202
Less: Distributed net income available to participating securities	(14)	(7)	(19)	(20)
Less: Undistributed net income available to participating securities	(39)	(104)	(287)	(323)
Numerator for basic net income per share:	6,862	4,799	39,023	14,859
Add: Undistributed net income allocated to participating securities	39	104	287	323
Less: Undistributed net income reallocated to participating securities	(39)	(104)	(283)	(323)
Numerator for diluted net income per share:	6,862	4,799	39,027	14,859
Denominator:
Weighted average shares outstanding for basic net income per share	14,632,276	14,571,155	14,589,655	14,518,765
Effect of dilutive securities	218,890	—	210,477	—
Weighted average shares outstanding for diluted net income per share	14,851,166	14,571,155	14,800,132	14,518,765
Net income per share:
Basic	$0.47	$0.33	$2.67	$1.02
Diluted	$0.46	$0.33	$2.64	$1.02

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

During the second quarter of 2019, the Company established a grantor trust commonly known as a “rabbi trust” and set aside certain assets related to the Plan to satisfy the future obligations to participants in the Plan. These assets are subject to the Company’s general creditors. The assets held in the trust include unvested restricted stock awards (RSAs), vested company stock awards, and company-owned life insurance (“COLI”) on certain employees. Unvested RSAs and common stock held by the trust are reflected in the Condensed Consolidated Balance Sheet within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI held by the trust is accounted for at fair value and is reflected in the Condensed Consolidated Balance Sheet within “Prepaid expenses and other,” and subsequent increases or decreases in the fair values of the assets are recorded as compensation expense or benefit, respectively, within “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the Plan and are reflected in the Condensed Consolidated Balance Sheet within “Other long-term liabilities.” These obligations are adjusted based on changes in value of the underlying investment options chosen by Plan participants. Deferred compensation obligations that will be settled by delivery of a fixed number of shares of the Company’s common stock are reflected in the Condensed Consolidated Statements of Stockholders’ Equity within “Common stock” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.

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

We did not hold any Level 3 assets or liabilities as of September 30, 2019 or December 31, 2018.

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

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$29,641	$26,544
Work-in-process	10,836	7,157
Finished goods	18,162	16,904
Supplies	284	469
	$58,923	$51,074

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of September 30, 2019:

	Gross	Accumulated Amortization	Net
Core technology	$17,999	$(11,748)	$6,251
Customer relationships	33,751	(33,751)	—
Trademarks / Trade names	1,930	(1,930)	—
Total intangible assets	$53,680	$(47,429)	$6,251

Our purchased intangible assets consisted of the following as of December 31, 2018:

	Gross	Accumulated Amortization	Net
Core technology	$18,916	$(10,866)	$8,050
Customer relationships	37,122	(36,583)	539
Trademarks / Trade names	2,031	(2,031)	—
Total intangible assets	$58,069	$(49,480)	$8,589

The change in the gross value of our purchased intangible assets from December 31, 2018 to September 30, 2019 was due to foreign currency translation and an adjustment due to the recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	September 30, 2019	December 31, 2018
NobelClad	$2,052	$922
DynaEnergetics	511	218

Total	$2,563	$1,140

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $1,140 recorded as contract liabilities at December 31, 2018, $799 was recorded to net sales during the nine months ended September 30, 2019.

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

The significant majority of the Company’s leasing arrangements are classified as operating leases. As of September 30, 2019, the total ROU asset and lease liability for operating leases were $10,274 and $11,431, respectively. The ROU asset was included in “Other assets” while $1,944 of the lease liability was reported in “Other current liabilities” and $9,487 was reported in “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheet. The Company’s financing leases were not material as of September 30, 2019. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three and nine months ended September 30, 2019, operating lease costs were $784 and $2,220 which were included in the Company’s Condensed Consolidated Statements of Income. Short term and variable lease costs were not material for the three and nine months ended September 30, 2019.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

September 30, 2019
Weighted average remaining lease term (in years)	8.97
Weighted average discount rate	5.2%

The following table represents maturities of operating lease liabilities as of September 30, 2019:

Due within 1 year	$2,449
Due after 1 year through 2 years	1,808
Due after 2 years through 3 years	1,429
Due after 3 years through 4 years	1,334
Due after 4 years through 5 years	1,196
Due after 5 years	6,266
Total future minimum lease payments	14,482
Less imputed interest	(3,051)
Total	$11,431

7.      DEBT

Outstanding borrowings consisted of the following:

	September 30, 2019	December 31, 2018
Syndicated credit agreement:
U.S. Dollar revolving loan	$6,129	$17,128
Capital expenditure facility	22,656	25,000
Outstanding borrowings	28,785	42,128
Less: debt issuance costs	(650)	(773)
Total debt	28,135	41,355
Less: current portion of long-term debt	(3,125)	(3,125)
Long-term debt	$25,010	$38,230

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of September 30, 2019, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €1,298 is available as of September 30, 2019 after considering outstanding letters of credit.

Included in lines of credit are deferred debt issuance costs of $650 and $773 as of September 30, 2019 and December 31, 2018, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

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

During the fourth quarter, our German operating entities are expected to commence a tax audit for fiscal years 2015 through 2017. If any issues addressed in the audit are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in future periods.

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

Segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net sales
DynaEnergetics	$77,356	$66,250	$245,820	$174,270
NobelClad	22,738	21,633	65,363	61,841
Net sales	$100,094	$87,883	$311,183	$236,111

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Operating income
DynaEnergetics	$14,911	$9,860	$64,834	$30,801
NobelClad	2,219	2,099	$5,972	$3,791
Segment operating income	17,130	11,959	70,806	34,592

Unallocated corporate expenses	(3,067)	(2,269)	(8,972)	(7,569)
Stock-based compensation	(1,242)	(870)	(3,908)	(2,662)
Other income (expense), net	170	(335)	492	(1,039)
Interest expense, net	(387)	(495)	(1,169)	(1,096)
Income before income taxes	$12,604	$7,990	$57,249	$22,226

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Depreciation and amortization
DynaEnergetics	$1,772	$1,595	$4,890	$4,729
NobelClad	845	802	2,477	2,435
Segment depreciation and amortization	$2,617	$2,397	$7,367	$7,164

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

DynaEnergetics

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$67,361	$54,281	210,642	134,575
Canada	2,586	5,904	8,962	20,245
United Arab Emirates	349	146	4,447	1,034
France	10	3	51	76
Ukraine	106	1,172	3,516	2,685
Germany	455	41	535	122
Russia	775	646	1,830	3,072
India	160	678	236	1,507
Egypt	876	321	2,610	1,397
Indonesia	225	16	1,406	200
Iraq	218	—	1,104	318
China	—	59	28	115
Italy	164	82	182	113
Hong Kong	60	178	121	479
Australia	494	112	618	365
Rest of the world	3,517	2,611	9,532	7,967
Total DynaEnergetics	$77,356	$66,250	$245,820	$174,270

NobelClad

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
United States	$12,883	$9,815	34,830	22,296
Canada	1,143	1,415	4,502	4,839
United Arab Emirates	287	346	1,561	737
France	529	508	2,182	3,203
South Korea	438	143	1,319	1,974
Germany	1,210	1,459	3,041	3,712
India	267	1,284	546	2,086
Spain	1,029	268	1,375	900
Italy	—	471	664	1,547
Oman	51	424	276	635
China	—	1,217	—	9,061
Netherlands	519	504	1,531	1,816
Norway	1,359	226	3,519	513
Sweden	400	1,394	1,538	1,972
Australia	241	299	1,086	299
Rest of the world	2,382	1,860	7,393	6,251
Total NobelClad	$22,738	$21,633	$65,363	$61,841

During the three months ended September 30, 2019, no customer accounted for greater than 10% of consolidated net sales, while during the three months ended September 30, 2018, two customers accounted for greater than 10% of consolidated net sales. During the nine months ended September 30, 2019 and 2018, no customers were responsible for more than 10% of consolidated net sales.

10.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to euro, the U.S. dollar to Canadian dollar, and, to a lesser extent, other currencies, arising from inter-company and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in “Other income (expense), net” within our Condensed Consolidated Statements of Operations.

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

As of September 30, 2019 and 2018, the notional amounts of the forward currency contracts the Company held were $7,292 and $6,236, respectively. At September 30, 2019 and 2018, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net gains (losses) from hedging activities:

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2019	2018	2019	2018
Foreign currency contracts	Other income (expense), net	$(182)	$36	$(113)	$(265)

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

12.    RESTRUCTURING AND ASSET IMPAIRMENTS

During the third quarter of 2019, DynaEnergetics completed a series of capacity expansion initiatives at its plants in North America and Germany. The new capacity improved DynaEnergetics’ operating efficiencies and enabled the business to more effectively serve its global customer base. Capitalizing on its more efficient manufacturing footprint, DynaEnergetics ceased its operations in Tyumen, Siberia in September 2019. In conjunction with shutting down operations, DynaEnergetics recorded a non-cash asset impairment charge of $4,620 within “Restructuring expenses, net and asset impairments”, which was calculated by comparing the estimated fair value less costs to sell to the carrying value of the assets. DynaEnergetics also recorded $1,260 in severance charges within “Restructuring expenses, net and asset impairments” and a non-cash inventory write down of $630 recorded within “Cost of products sold” associated with the decision to cease operations in Siberia.

As of September 30, 2019, total DynaEnergetics Siberia’s assets classified as held for sale was $4,534. As necessary, we will continue to assess remaining Siberian assets for impairment in the fourth quarter of 2019. Once the entity is substantially liquidated, we will incur additional restructuring expenses related to the reclassification of cumulative currency translation losses, which approximated $8 million as of September 30, 2019.

During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France. During the third quarter of 2018, final approval of the proposed measures was granted by the local workers council, in accordance with applicable French law. NobelClad completed the closure of the Rivesaltes production facility in the fourth quarter of 2018 but is maintaining its sales and administrative office in France. During the second quarter of 2019, NobelClad sold its production facility and related assets and recognized a gain of $519. NobelClad also recorded an additional accrual of $712 for known and probable severance liabilities related to employees terminated as part of closing the manufacturing operations in France. The additional severance accrual was recorded based, in part, on a successful appeal of severance benefits by some terminated employees during the second quarter of 2019.

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses, net and asset impairments” line item in our Condensed Consolidated Statements of Operations:

	Three months ended September 30, 2019
	Severance	Asset impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$2	$—	$(4)	$7	$13	$18
DynaEnergetics	1,260	4,620	—	—	—	5,880
Total	$1,262	$4,620	$(4)	$7	$13	$5,898

	Nine months ended September 30, 2019
	Severance	(Gain on asset disposal) / Asset impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$714	$(636)	$39	$234	$69	$420
DynaEnergetics	1,260	4,620	—	—	—	5,880
Total	$1,974	$3,984	$39	$234	$69	$6,300

	Three months ended September 30, 2018
	Severance	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$65	$119	$8	$192

	Nine months ended September 30, 2018
	Severance	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$300	$119	$134	$553
During the nine months ended September 30, 2019, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2018	Net expense (1)	Payments and Other Adjustments	September 30, 2019
Severance	$1,105	$1,974	$(930)	$2,149
Contract termination costs	—	39	(39)	—
Equipment moving costs	8	234	(241)	1
Other exit costs	42	69	(108)	3
Total	$1,155	$2,316	$(1,318)	$2,153
(1) Excluding asset impairment related to DynaEnergetics Siberia and gain on asset disposal related to NobelClad France.

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

During the third quarter of 2019, DynaEnergetics announced that sales of its DynaStage® (DS) systems had exceeded one million units. We believe the milestone was the result of a widespread transition by operators and service companies to our Factory-Assembled, Performance-Assured perforating systems.

Additionally, DynaEnergetics continues to introduce new products and technologies within its DS product family. In the first quarter of 2019, it introduced DS TrinityTM 4.0, a compact product that features three charges on a single radial plane. Field trials of the DS Trinity 3.5, a smaller diameter version of the DS Trinity 4.0, were completed in early October 2019 and commercial shipments of the system will commence at the end of October 2019. DS NLineTM , which enables the user to align the charges at surface and then orient the gun in the wellbore, has also been adopted by several operators and service companies.

NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $33,241 at September 30, 2019 from $29,879 at December 31, 2018.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

NobelClad is experiencing consistent demand from the downstream energy sector and also is bidding on a number of international upstream energy sector projects. Also, new composite-metal applications are generating increased customer interest within a variety of industrial processing sectors.

Factors Affecting Results

•
DynaEnergetics sales of $77,356 in the third quarter of 2019 increased 17% compared with the third quarter of 2018 due to higher well-completions in the U.S. unconventional oil and gas market and adding several new customers for its intrinsically safe initiating systems (IS2™) and its family of DynaStage® (DS) Factory-Assembled, Performance-Assured™ perforating systems. Sales decreased 13% sequentially versus the second quarter of 2019 due to lower well-completions in the U.S. unconventional oil and gas market principally due to an anticipated slowdown in well completion activity within North America’s unconventional oil and gas industry.

•	NobelClad’s sales of $22,738 in the third quarter of 2019 increased 2% versus the second quarter of 2019 and increased 5% compared with the third quarter of 2018 due to higher project volume.

•
Consolidated gross profit of 36.2% in the third quarter of 2019 increased from 33.8% in the third quarter of 2018. The improvement primarily was due to a higher proportion of DynaEnergetics sales relative to NobelClad sales, favorable product mix and productivity improvements in DynaEnergetics, improved project mix in NobelClad and the favorable impact of higher volume on fixed manufacturing overhead expenses.

•
Consolidated selling, general and administrative expenses were $17,111 in the third quarter of 2019 compared with $15,050 in the third quarter of 2018. The increase primarily was due to headcount additions and merit raises, as well as higher stock-based compensation, and increased variable incentive compensation.

•
Restructuring expenses and asset impairments of $5,880 were recorded in the third quarter of 2019 related to severance and asset impairments associated with the shutdown of DynaEnergetics’ operations in Tyumen, Siberia. Additionally, $630 of restructuring-related inventory write downs were recorded in “Cost of products sold” in the third quarter of 2019. As of September 30, 2019, the total DynaEnergetics Siberia’s assets classified as held for sale was $4,534. As necessary, we will continue to asses remaining Siberian assets for impairment in the fourth quarter of 2019. Once the entity is substantially liquidated, we will incur additional restructuring expenses related to the reclassification of cumulative currency translation losses, which approximated $8 million as of September 30, 2019.

•
Net debt of $15,952 decreased $12,028 from $27,980 at December 31, 2018. Net debt is a non-GAAP measure calculated as total debt ($28,135 at September 30, 2019) less cash and cash equivalents ($12,183 at September 30, 2019)

Use of Non-GAAP Financial Measures

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

Consolidated Results of Operations

Three months ended September 30, 2019 compared with three months ended September 30, 2018

	Three months ended September 30,
	2019	2018	$ change	% change
Net sales	$100,094	$87,883	$12,211	14%
Gross profit	36,224	29,728	6,496	22%
Gross profit percentage	36.2%	33.8%
COSTS AND EXPENSES:
General and administrative expenses	10,128	9,630	498	5%
% of net sales	10.1%	11.0%
Selling and distribution expenses	6,983	5,420	1,563	29%
% of net sales	7.0%	6.2%
Amortization of purchased intangible assets	394	769	(375)	(49)%
% of net sales	0.4%	0.9%
Restructuring expenses, net and asset impairments	5,898	192	5,706	2,972%
Anti-dumping duty penalties	—	4,897	(4,897)	(100)%
Operating income	12,821	8,820	4,001	45%
Other income (expense), net	170	(335)	505	151%
Interest expense, net	(387)	(495)	108	22%
Income before income taxes	12,604	7,990	4,614	58%
Income tax provision	5,689	3,080	2,609	85%
Net income	6,915	4,910	2,005	41%
Adjusted EBITDA	$23,208	$17,176	$6,032	35%

Net sales increased compared with 2018 primarily due to higher perforating intensity in U.S. well completions in the unconventional onshore oil and gas sector and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased compared with 2018 primarily due to a higher proportion of DynaEnergetics sales relative to NobelClad sales, favorable product mix and manufacturing efficiencies in DynaEnergetics, improved project mix in NobelClad and the favorable impact of higher sales volume on fixed manufacturing overhead expenses.

General and administrative expenses increased compared with 2018 primarily due to lower patent infringement defense expenses partially offset by increased salaries and wages from merit increases and stock-based compensation expense.

Selling and distribution expenses increased compared with 2018 primarily due to higher outside services, increased incentive compensation expense, salaries and wages from headcount additions as well as merit raises, and stock-based compensation expense.

Amortization of purchased intangible assets decreased compared with 2018 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2018.

Restructuring expenses, net and asset impairments in 2019 primarily related to asset impairments and severance incurred in connection with the closure of DynaEnergetics’ operations in Siberia. Additionally, there were ongoing legal costs in connection with the prior year closure of NobelClad’s manufacturing operations in France.

Anti-dumping duty penalties recorded in 2018 by the DynaEnergetics segment represent an accrual for penalties related to the anti-dumping and countervailing duties (“AD/CVD”) matter asserted by U.S. Customs.

Operating income increased primarily due to improved earnings in our DynaEnergetics and NobelClad segments in 2019.

Other income (expense), net in 2019 primarily related to net unrealized and realized foreign currency exchange gains compared to net foreign currency exchange losses in 2018. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net increased compared with 2018 primarily due to lower interest capitalization in the current year related to DynaEnergetics’ construction of a new manufacturing, assembly and administrative space in 2018. The increase partially was offset by lower interest expense due to lower average outstanding debt balance in 2019.

Income tax provision of $5,689 was recorded on pretax income of $12,604. The effective rate was impacted unfavorably by restructuring expenses and asset impairments, most of which is not tax deductible, related to the shutdown of production in Siberia. We recorded an income tax provision of $3,080 on pretax income of $7,990 for the third quarter of 2018. The effective rate for the third quarter of 2018 was unfavorably impacted by the $4,897 accrual of non-deductible anti-dumping duty penalties but was impacted favorably by discrete items, including a $52 benefit for vesting of restricted stock, and a $336 adjustment to reduce the provisional Tax Cuts and Jobs Act transition tax amount originally recorded in the fourth quarter of 2017 due to the completion of certain earnings and profits (E&P) calculations.

Net income for the three months ended September 30, 2019 was $6,915, or $0.46 per diluted share, compared to $4,910, or $0.33 per diluted share, for the same period in 2018.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2019	2018
Net income	$6,915	$4,910
Interest expense, net	387	495
Provision for income taxes	5,689	3,080
Depreciation	2,223	1,628
Amortization of purchased intangible assets	394	769
EBITDA	15,608	10,882
Restructuring expenses, net and asset impairments	5,898	192
Restructuring related inventory write down	630	—
Anti-dumping duty penalties	—	4,897
Stock-based compensation	1,242	870
Other (income) expense, net	(170)	335
Adjusted EBITDA	$23,208	$17,176

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

	Nine months ended September 30,
	2019	2018	$ change	% change
Net sales	$311,183	$236,111	$75,072	32%
Gross profit	114,702	79,256	35,446	45%
Gross profit percentage	36.9%	33.6%
COSTS AND EXPENSES:
General and administrative expenses	28,756	27,550	1,206	4%
% of net sales	9.2%	11.7%
Selling and distribution expenses	20,531	16,427	4,104	25%
% of net sales	6.6%	7.0%
Amortization of purchased intangible assets	1,189	2,365	(1,176)	(50)%
% of net sales	0.4%	1.0%
Restructuring expenses, net and asset impairments	6,300	553	5,747	1,039%
Anti-dumping duty penalties	—	8,000	(8,000)	(100)%
Operating income	57,926	24,361	33,565	138%
Other income (expense), net	492	(1,039)	1,531	147%
Interest expense, net	(1,169)	(1,096)	(73)	(7)%
Income before income taxes	57,249	22,226	35,023	158%
Income tax provision	17,920	7,024	10,896	155%
Net income	39,329	15,202	24,127	159%
Adjusted EBITDA	$76,131	$42,740	$33,391	78%

Net sales increased compared with 2018 primarily due to higher perforating intensity in U.S. well completions in the unconventional onshore oil and gas sector and growth in customer demand for DynaEnergetics’ advanced perforating systems combined with higher project volume in NobelClad.

Gross profit percentage increased compared with 2018 primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad, favorable product mix and manufacturing efficiencies in DynaEnergetics, improved project mix in NobelClad and the favorable impact of higher sales volume on fixed manufacturing overhead expenses.

General and administrative expenses increased compared with 2018 primarily due to increased salaries and wages from merit raises, higher employee benefit costs, variable incentive compensation and stock-based compensation expense, partially offset by lower patent infringement defense expenses.

Selling and distribution expenses increased compared with 2018 primarily due to higher salaries and wages from headcount additions as well as merit raises, incentive compensation and stock-based compensation expense, and increased outside services expenses.

Amortization of purchased intangible assets decreased compared with 2018 primarily due to fully amortizing certain trademarks in DynaEnergetics as of December 31, 2018.

Restructuring expenses, net and asset impairments in 2019 were primarily related to asset impairments and severance liabilities in connection with the shutdown of DynaEnergetics’ operations in Siberia. Additionally, we incurred severance, equipment moving expenses and contract termination costs, partially offset by a gain on assets sold in connection with the prior year closure of NobelClad’s manufacturing operations in France.

Anti-dumping duty penalties recorded in 2018 by the DynaEnergetics segment represent an accrual for penalties related to the anti-dumping and countervailing duties (“AD/CVD”) matter asserted by U.S. Customs.

Operating income increased primarily due to improved earnings in our DynaEnergetics and NobelClad segments in 2019 and the accrual for the anti-dumping duty penalty that was recorded in the first quarter of 2018 which was partially offset by current year restructuring expenses and asset impairments.

Other income (expense), net in 2019 primarily relates to net unrealized and realized foreign currency exchange gains combined with gains on the sale of machinery and equipment compared to net unrealized and realized foreign currency exchange losses in 2018. Foreign currency exchange gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net increased compared with 2018 primarily due to lower interest capitalization in the current year on DynaEnergetics’ construction of a new manufacturing, assembly and administrative space in 2018 combined with higher interest expense on a higher average outstanding debt balance in 2019. The increase partially was offset by a $159 write-off of deferred debt issuance costs in the first quarter of 2018.

Income tax provision of $17,920 was recorded on pretax income of $57,249. The effective rate was impacted unfavorably by restructuring expenses and asset impairments, most of which is not tax deductible, related to the Siberia closure. Additionally, the effective rate was impacted by favorable discrete items recorded during the year of $1,588. We recorded an income tax provision of $7,024 on pretax income of $22,226 for the nine months ended September 30, 2018. The effective rate was impacted by the accrual of non-deductible anti-dumping duty penalties but was impacted by favorable discrete items, including a $338 benefit for vesting of restricted stock, and a $603 adjustment to reduce the provisional Tax Cuts and Jobs Act transition tax amount originally recorded in the fourth quarter of 2017 due to new guidance issued by the Internal Revenue Service regarding the application of loss carryovers to the tax calculation and the completion of certain earnings and profits calculations.

Net income for the nine months ended September 30, 2019 was $39,329, or $2.64 per diluted share, compared to $15,202, or $1.02 per diluted share, for the same period in 2018.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2019	2018
Net income	$39,329	$15,202
Interest expense, net	1,169	1,096
Provision for income taxes	17,920	7,024
Depreciation	6,178	4,799
Amortization of purchased intangible assets	1,189	2,365
EBITDA	65,785	30,486
Restructuring expenses, net and asset impairments	6,300	553
Restructuring related inventory write down	630	—
Anti-dumping duty penalties	—	8,000
Stock-based compensation	3,908	2,662
Other (income) expense, net	(492)	1,039
Adjusted EBITDA	$76,131	$42,740

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

DynaEnergetics

Three months ended September 30, 2019 compared with three months ended September 30, 2018

	Three months ended September 30,
	2019	2018	$ change	% change
Net sales	$77,356	$66,250	$11,106	17%
Gross profit	30,543	24,505	6,038	25%
Gross profit percentage	39.5%	37.0%
COSTS AND EXPENSES:
General and administrative expenses	5,048	5,556	(508)	(9)%
Selling and distribution expenses	4,405	3,522	883	25%
Amortization of purchased intangible assets	299	670	(371)	(55)%
Restructuring expenses, net and asset impairments	5,880	—	5,880	n/a
Anti-dumping duty penalties	—	4,897	(4,897)	(100)%
Operating income	14,911	9,860	5,051	51%
Adjusted EBITDA	$23,193	$16,352	$6,841	42%

Net sales were higher than in 2018 primarily due to increased sales volume from higher perforating intensity in U.S. well completions in the unconventional onshore oil and gas sector and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased compared with 2018 due to improved customer and product mix and the favorable impact of higher sales volume on fixed manufacturing overhead expenses. Gross profit percentage in 2019 was negatively impacted by a $630 inventory write down associated with the shutdown of DynaEnergetics operations in Tyumen, Siberia.

General and administrative expenses decreased compared with 2018 primarily due to lower patent infringement legal defense costs partially offset by increased salaries and wages due to merit raises as well as variable incentive compensation expense.

Selling and distribution expenses increased compared with 2018 primarily due to higher outside service costs, increased salaries and wages due to merit raises, and higher variable incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2018 primarily due to fully amortizing certain trademarks as of December 31, 2018.

Restructuring expenses, net and asset impairments in 2019 primarily related to severance liabilities and asset impairments in connection with the closure of DynaEnergetics plant in Tyumen, Siberia.

Anti-dumping duty penalties recorded in 2018 by the DynaEnergetics segment represent an accrual for penalties related to the anti-dumping and countervailing duties (“AD/CVD”) matter asserted by U.S. Customs.

Operating income increased compared with 2018 primarily due to higher unit sales volume, partially offset by both increased selling and distribution expenses and higher restructuring expenses and asset impairments in the current year.

Adjusted EBITDA increased compared with 2018 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2019	2018
Operating income	$14,911	$9,860
Adjustments:
Restructuring expenses, net and asset impairments	5,880	—
Restructuring related inventory write down	630	—
Anti-dumping duty penalties	—	4,897
Depreciation	1,473	925
Amortization of purchased intangibles	299	670
Adjusted EBITDA	$23,193	$16,352

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

	Nine months ended September 30,
	2019	2018	$ change	% change
Net sales	$245,820	$174,270	$71,550	41%
Gross profit	98,116	65,879	32,237	49%
Gross profit percentage	39.9%	37.8%
COSTS AND EXPENSES:
General and administrative expenses	13,360	14,526	(1,166)	(8)%
Selling and distribution expenses	13,142	10,493	2,649	25%
Amortization of purchased intangible assets	900	2,059	(1,159)	(56)%
Restructuring expenses, net and asset impairments	5,880	—	5,880	n/a
Anti-dumping duty penalties	—	8,000	(8,000)	(100)%
Operating income	64,834	30,801	34,033	110%
Adjusted EBITDA	$76,234	$43,530	$32,704	75%

Net sales were higher than in 2018 primarily due to higher perforating intensity in U.S. well completions in the unconventional onshore oil and gas sector and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased compared with 2018 due to favorable product mix and the impact of higher sales on fixed manufacturing overhead expenses. Gross profit percentage in 2019 was negatively impacted by a $630 inventory write down associated with the shutdown of DynaEnergetics’ operations in Tyumen, Siberia.

General and administrative expenses decreased compared with 2018 primarily due to lower patent infringement legal defense costs partially offset by increased salaries and wages due to merit raises, variable incentive compensation expense as well as higher employee benefit-related costs.

Selling and distribution expenses increased compared with 2018 primarily due to increased outside service costs and higher employee benefit expenses, salaries and wages due to merit raises, and variable incentive compensation expense.

Amortization of purchased intangibles decreased compared with 2018 primarily due to fully amortizing certain trademarks as of December 31, 2018.

Restructuring expenses, net and asset impairments in 2019 primarily related to severance liabilities and asset impairments in connection with the closure of DynaEnergetics plant in Tyumen, Siberia.

Anti-dumping duty penalties in 2018 represent an accrual for a mitigated amount of penalties on the AD/CVD matter that was asserted by U.S. Customs.

Operating income increased compared with 2018 primarily due to higher unit sales volume in 2019 and the non-recurring accrual for penalties on the AD/CVD matter recorded in 2018, partially offset by restructuring expenses and asset impairments as well as increased selling and distribution expenses in 2019.

Adjusted EBITDA increased compared with 2018 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2019	2018
Operating income	$64,834	$30,801
Adjustments:
Restructuring expenses, net and asset impairments	5,880	—
Restructuring related inventory write down	630	—
Anti-dumping duty penalties	—	8,000
Depreciation	3,990	2,670
Amortization of purchased intangibles	900	2,059
Adjusted EBITDA	$76,234	$43,530

NobelClad

Three months ended September 30, 2019 compared with three months ended September 30, 2018

	Three months ended September 30,
	2019	2018	$ change	% change
Net sales	$22,738	$21,633	$1,105	5%
Gross profit	5,811	5,302	509	10%
Gross profit percentage	25.6%	24.5%
COSTS AND EXPENSES:
General and administrative expenses	1,032	1,090	(58)	(5)%
Selling and distribution expenses	2,447	1,822	625	34%
Amortization of purchased intangible assets	95	99	(4)	(4)%
Restructuring expenses, net and asset impairments	18	192	(174)	(91)%
Operating income	2,219	2,099	120	6%
Adjusted EBITDA	$3,082	$3,093	$(11)	—%

Net sales increased compared with 2018 primarily due to an improvement in overall booking activity.

Gross profit percentage increased compared with 2018 primarily due to improved margins from favorable project mix.

General and administrative expenses decreased compared with 2018 primarily due to lower employee benefits expenses.

Selling and distribution expenses increased compared with 2018 primarily due to higher outside service costs, increased salaries and wages from merit raises and higher employee benefit expenses.

Restructuring expenses, net and asset impairments in 2019 primarily related to ongoing legal costs incurred in connection with the closure of NobelClad’s manufacturing operations in France.

Operating income in 2019 increased compared with 2018 primarily due to higher gross profit from improved project mix and lower restructuring expenses partially offset by higher selling and distribution expenses.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2019	2018
Operating income	$2,219	$2,099
Adjustments:
Restructuring expenses, net and asset impairments	18	192
Depreciation	750	703
Amortization of purchased intangibles	95	99
Adjusted EBITDA	$3,082	$3,093

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018

	Nine months ended September 30,
	2019	2018	$ change	% change
Net sales	$65,363	$61,841	$3,522	6%
Gross profit	17,055	13,615	3,440	25%
Gross profit percentage	26.1%	22.0%
COSTS AND EXPENSES:
General and administrative expenses	3,378	3,305	73	2%
Selling and distribution expenses	6,996	5,660	1,336	24%
Amortization of purchased intangible assets	289	306	(17)	(6)%
Restructuring expenses, net and asset impairments	420	553	(133)	(24)%
Operating income	5,972	3,791	2,181	58%
Adjusted EBITDA	$8,869	$6,779	$2,090	31%

Net sales were higher than in 2018 primarily due to improved demand from NobelClad’s end markets, which resulted in increased sales bookings.

Gross profit percentage increased compared with 2018 due to the impact of higher sales on fixed manufacturing overhead expenses as well as better project mix. 2018 also was unfavorably impacted by large, lower-margin international projects that shipped in Q1 2018.

General and administrative expenses increased slightly compared with 2018 primarily due to higher outside service costs, employee benefits expenses, and variable incentive compensation expense.

Selling and distribution expenses increased compared with 2018 primarily due to increased salaries and wages due to merit raises and headcount additions for sales, business development, and marketing positions as well as higher employee benefit expenses, variable incentive compensation expense, and higher outside service costs.

Restructuring expenses, net and asset impairments in 2019 primarily related to severance, equipment moving expenses and contract termination costs, partially offset by a gain on the sales of assets in connection with the closure of NobelClad’s manufacturing operations in France.

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

	Nine months ended September 30,
	2019	2018
Operating income	$5,972	$3,791
Adjustments:
Restructuring expenses, net and asset impairments	420	553
Depreciation	2,188	2,129
Amortization of purchased intangibles	289	306
Adjusted EBITDA	$8,869	$6,779

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. We believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, dividends, and other capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We have an effective shelf registration statement on Form S-3 with the Securities and Exchange Commission and on which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. Our ability to access this capital may be limited by market conditions at the time of any future potential offering. There can be no assurance that any such capital will be available on acceptable terms or at all.

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

As of September 30, 2019, total loans of $28,785, including U.S. dollar revolving loans of $6,129 and loans under our Capex Facility of $22,656, were outstanding under our credit facility. While we had approximately $43,871 of available revolving credit loan capacity as of September 30, 2019 under our various credit facilities, future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a debt service coverage ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the September 30, 2019 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of September 30, 2019, calculated in accordance with the credit facility, as amended, was 0.3 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated Pro Forma EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges (as defined in the agreement). The minimum debt service coverage ratio permitted by our credit facility for the September 30, 2019 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2019 was 9.3 to 1.0.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of September 30, 2019, we were in compliance with all financial covenants and other provisions of our debt agreements.

Other contractual obligations and commitments

Our long-term debt balance decreased to $25,010 at September 30, 2019 from $38,230 at December 31, 2018. During the second quarter of 2019, some participants in our Non-Qualified Deferred Compensation Plan (the “Plan”), elected to diversify previous contributions of vested company stock awards that were originally granted during 2015 and 2016 into other investment options available to Plan participants. The diversification increased the deferred compensation obligations that will be settled in cash within “Other long-term liabilities” on the Condensed Consolidated Balance Sheet by approximately $5,542. Our other contractual obligations and commitments have not materially changed since December 31, 2018.

Cash flows provided by operating activities

Net cash provided by operating activities was $35,096 for the nine months ended September 30, 2019 compared to $6,545 in the same period last year. The change primarily was due to higher net income in 2019.

Cash flows used in investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2019 of $21,119 primarily related to acquisitions of property, plant and equipment for DynaEnergetics’ manufacturing site in Blum, Texas and expenditures related to a new office for DMC Global’s and NobelClad’s U.S. administrative offices partially offset by proceeds on the sale of NobelClad’s French production facility during the second quarter of 2019. Net cash flows used in investing activities for the nine months ended September 30, 2018 totaled $26,574 and were primarily due to acquisitions of property, plant and equipment associated with the construction of DynaEnergetics’ new manufacturing and office space in Blum, Texas.

Cash flows (used in) provided by financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2019 totaled $14,960 compared with$22,090 of cash provided by financing activities for the nine months ended September 30, 2018 and was primarily due to repayments of our revolving loans and on the Capex Facility combined with additional treasury stock purchases.

Payment of Dividends

On August 28, 2019, our Board of Directors increased our annual cash dividend to $0.50 per share from $0.08 per share and declared a quarterly cash dividend of $0.125 per share which was paid on October 15, 2019. The dividend of $1,866 was payable to shareholders of record as of September 30, 2019. We also paid a quarterly cash dividend of $0.02 per share in the first and second quarters of 2019 and $0.02 per share in the first three quarters of 2018.

We pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the third quarter of 2019, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2019	777	$60.12
August 1 to August 31, 2019	1,734	$44.56
September 1 to September 30, 2019	—	$—
Total	2,511	$49.38

(1) Share purchases in 2019 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of September 30, 2019, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (442,579).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2019, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	October 24, 2019	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)