Form 10-K
period 2019-12-31
DMC Global Inc.
filed 2020-02-24
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

(303) 665-5700
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $.05 Par Value	BOOM	The Nasdaq Global Select Market

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $637,943,369 as of June 30, 2019.

The number of shares of Common Stock outstanding was 14,652,675 as of February 21, 2020.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2020 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2019.

PART I

ITEM 1.                                                Business

References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “DMC”, "DMC Global" and the “Company” refer to DMC Global Inc. and its consolidated subsidiaries. Unless stated otherwise, all dollar figures in this report are presented in thousands (000s).

Overview

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") is a diversified holding company. Today, DMC’s portfolio consists of DynaEnergetics and NobelClad, which collectively address the energy, industrial processing and transportation markets. DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. Both DynaEnergetics and NobelClad operate globally through an international network of manufacturing, distribution and sales facilities. See Note 6 within Item 8 — Financial Statements and Supplementary Data for net sales, operating income, and total assets for each of our segments.

Our Strategy
Our diversified segments each provide a suite of unique technical products to niche sectors of the global energy, industrial and infrastructure markets, and each has established a strong position in the markets in which it participates. DMC’s objective is to identify well-run businesses and strong management teams and support them with long-term capital and strategic, legal, technology and operating resources. Our approach helps our portfolio companies grow core businesses, launch new initiatives, upgrade technologies and systems to support their long-term strategy, and make acquisitions that improve their competitive positions and expand their markets. DMC’s culture is to foster local innovation versus centralized control and to stand behind our businesses in ways that truly add value.

Business Segments

DynaEnergetics

DynaEnergetics designs, manufactures, markets and sells perforating systems and associated hardware for the global oil and gas industry. During the well drilling process, steel casing is inserted into the well and cemented in place to isolate and support the integrity of the wellbore. A perforating system, which contains a series of specialized explosive shaped charges, is used to punch holes through the casing and cement liner of the well and into the geologic formation surrounding the well bore. The channels created by the shaped charges allow hydrocarbons to flow back into the well bore. When hydraulic fracturing is employed, the perforations and channels also provide a path for the fracturing fluid to enter and return from the formation.

In unconventional wells, multiple perforating systems, which generally range from 7 inches to three feet in length, are connected end-to-end into a perforating “string.” The string is lowered into the well and then pumped by fluid across the horizontal lateral to the target location within the shale formation. When the perforating system is initiated via an electronic or digital signal from the surface, the shaped charges detonate.

DynaEnergetics designs, manufactures and sells all five primary components of a perforating system. These components are: 1. the initiation system, 2. shaped charges, 3. detonating cord, 4. gun hardware, and 5. a control panel.

In North America’s well-completion industry, perforating components traditionally have been assembled by highly trained personnel at the well site or nearby assembly facility. In 2015, DynaEnergetics began assembling its perforating systems in a controlled environment at its manufacturing facilities. The systems, marketed as DynaStage® (DS) Factory-assembled, Performance-assured™ perforating systems, are shipped directly to the customers’ well-site or remote shop.

Perforating systems such as those manufactured by DynaEnergetics are essential to oil and gas recovery. DynaEnergetics’ systems are sold to oilfield service companies around the world. DynaEnergetics also promotes its technologies and systems directly to end-user exploration and production (“E&P”) companies.

The level of market activity for perforating products generally corresponds to the level of oil and gas exploration and production activity. Advancements in well designs have led to increasingly complex well completion operations, which in turn have increased the demand for high-quality and technically advanced perforating products.

Operations

The DynaEnergetics segment seeks to build on its products and technologies, as well as its sales, supply chain and distribution network. During the three years ended December 31, 2019, 2018 and 2017, the DynaEnergetics segment represented approximately 78%, 73% and 63% of our consolidated net sales, respectively.

DynaEnergetics has a long and successful history of designing and producing components such as initiators, detonating cord, bi-directional boosters, shaped charges and hardware systems used in perforating systems in oil and gas, and to a lesser extent, for seismic exploration. DynaEnergetics has significantly increased its research and development investments in recent years and is focused on further development of innovative perforating products and systems.

DynaEnergetics has been particularly focused on the advancement of safe and selective perforating products for use in North America’s growing shale, or onshore, unconventional, oil and gas industry. Among these products are the IS2™ Intrinsically Safe Initiating Systems, which include the IS2TM Customer Assembled (CA) detonator and the wire-free IS2 Top Fire (TF) detonator. The IS2 TF detonator is the key enabling technology in DynaEnergetics’ family of Factory-Assembled, Performance-AssuredTM DynaStageTM (DS) perforating systems. The IS2 detonators require a specific digital code for firing and are immune from induced currents and voltages, static electricity and high-frequency irradiation. These safety features substantially reduce the risk of unintentional detonation and enable concurrent perforating and hydraulic fracturing operations at well sites with multiple wellbores, improving operating efficiencies for customers.

Our fully integrated detonators incorporate advanced software controls and are significantly smaller than a traditional detonator and switch assembly. The IS2 CA detonator reduces by 40% the number of electrical wire connections required within each perforating gun versus traditional selective initiation systems. This reduces set-up times and significantly increases reliability.

Our DS Infinity factory-assembled perforating systems combine all of our advanced technologies into a preassembled perforating gun that can be armed at the well site with our push-in IS2 TF detonator. The IS2 TF detonator is completely wire-free, and eliminates the customary process of wiring the detonator into the perforating system at the well site. All DS systems are operated using our in-house designed InfinityTM Control Panel. The Infinity Panel is highly intuitive and allows the gun string to be safely tested and monitored throughout the pump-down operation. The system also incorporates a shot detection function resulting in significant time and cost savings. Recent design advancements to the IS2 line of initiation products enable customers to safely and reliably fire up to 100 systems and set a plug in a single run. All DS systems can be tested before going down hole using our Infinity Surface Tester, reducing the risk of lost time, mishaps, misruns and misfires due to a system fault.

During 2019, DynaEnergetics added two new DS models - DS Trinity™ and DS NLine™ - to the original DS Infinity system. DS Trinity is an ultra-compact perforating system that features three explosive shaped charges on a single radial plane. The 7-inch, unibody design eliminates the use of detonating cord and a connecting “sub.” DS NLine features several shaped charges on a lateral plane, and enables the user to align the charges at the well surface and then orient the perforating string so it fires in the desired direction once it is in the well bore.

Our DynaSlotTM plug and abandonment (PA) perforating system is designed for plug and abandonment operations. During well abandonment, the wellbore is encased and permanently sealed so that layers of sedimentary rock, and in particular freshwater aquifers, are pressure isolated from each other and the wellbore. The DynaSlot PA perforating system facilitates this process by creating access to a full 360-degree area between the rock formations and the tubing and/or casing. Customers use the unique helical perforation pattern created by DynaSlot DA to perform cement squeeze operations that seal off the wellbore.

DynaEnergetics develops and sells a wide range of shaped charges for use in its perforating systems. These include the family of HaloFrac™ charges, which incorporate advancements in liner materials and shaped charge geometry designed to improve hydraulic fracturing performance through lower and more consistent breakdown pressures, uniform proppant placement, uniform frac clusters and higher well productivity ratios. Another line, the FracTune™ line of shaped charges, delivers uniform hole diameter in the well casing independent of shot phasing and gun positioning within the well bore. DynaEnergetics also sells the DPEX™ family of charges, which feature energetic liners. All three lines can be used with the DynaStage perforating system as well as conventional perforating gun systems across a range of gun diameters. Our most recent advancements in shaped charge design have enabled our DS Trinity system.

DynaEnergetics Tubing Conveyed Perforating ("TCP") systems are customized for individual customer needs and well applications. TCP enables perforating of conventional vertical wells, as well as highly deviated and horizontal wells. These types of wells are increasingly being drilled by the off-shore industry and in applications outside the U.S. TCP tools also perforate long intervals in a single trip, which significantly improves rig efficiency. Our TCP tool range includes mechanical and hydraulic firing systems, gun releases, redundant firing heads, under-balancing devices and auxiliary components. Our tools are designed to withstand downhole temperatures of up to 260 degrees Celsius (500 degrees Fahrenheit) for safe and quick assembly at the well site and to allow unrestricted total system length.

DynaEnergetics’ manufacturing facilities are located in Germany and the United States. In 2019, DynaEnergetics added two additional automated IS2 detonator lines for a total of four lines at its facility in Troisdorf, Germany. In the fourth quarter of 2018, DynaEnergetics completed construction of 74,000-square feet of new manufacturing, assembly and administrative space on its existing site in Blum, Texas, which substantially increased DynaEnergetics' component manufacturing and DS assembly capacity. In 2019, the business commissioned an additional shaped charge manufacturing line at its Blum facility, where there are now three shaped charge lines. These investments expanded our global capacity for shaped charge and perforating gun production and improved our delivery and customer service capabilities in our key markets.

The capacity added by DynaEnergetics throughout 2018 and 2019 in Germany and the U.S. improved our operating efficiencies and enabled us to more effectively serve our global customer base. Capitalizing on our more efficient manufacturing footprint, DynaEnergetics ceased its operations in Tyumen, Siberia in September 2019. During the third and fourth quarters of 2019, the Company released substantially all of its employees inside Russia, sold inventories and certain fixed assets, and proceeded to wind-down the operation.

Suppliers and Raw Materials

DynaEnergetics' product offering consists of complex components that require numerous high-end inputs. DynaEnergetics utilizes a variety of raw materials for the production of oilfield perforating and seismic products, including high-quality steel tubes, steel and copper, explosives, granulates, plastics and ancillary plastic product components. DynaEnergetics obtains its raw materials primarily from a number of different producers in Germany, other European countries, and the U.S., but also purchases materials from other international suppliers.

Competition

DynaEnergetics faces competition from independent manufacturers of perforating products and from the industry's three largest oil and gas service companies, which produce perforating systems for their own use but also buy systems and other perforating components and specialty products from independent suppliers such as DynaEnergetics. We compete for sales primarily on customer service, product quality, reliability, safety, performance, price and, in North America, our ability to provide customers with a factory-assembled, performance-assured perforating system, versus a series of components that must be assembled at a well site or nearby staging facility.

Customer Profile

DynaEnergetics' perforating and seismic products are purchased by international and U.S. oilfield service companies of all sizes working in both onshore and offshore oil and gas fields. Our customers select perforating products based on their leading performance, system compatibility and ability to address a broad spectrum of factors, including pressures and temperatures in the wellbore and geological characteristics of the targeted formation.

The customers for our oilfield products can be divided into five broad categories: purchasing centers of large service companies, international service companies, independent international and North America-based service companies (often referred to as “wireline” companies), oil companies with and without their own service companies, and local resellers.

Marketing, Sales, Distribution

DynaEnergetics’ worldwide marketing and sales efforts for its oilfield and seismic products are located in Troisdorf, Germany and Houston, Texas. DynaEnergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, education of current and prospective service-company customers about our products and technologies, and education of E&P companies about the benefits of our products and technologies in an effort to generate pull-through demand. Currently, DynaEnergetics sells its oilfield and seismic products through wholly owned affiliates in Germany, the U.S., and Canada, and through independent sales agents in other parts of the world. DynaEnergetics serves the Americas region through its network of sales and distribution centers in the United States and Canada.

DynaEnergetics also designs and manufactures customized perforating products for third-party customers according to their designs and requirements.

Research and Development

DynaEnergetics devotes substantial resources to its research and development (R&D) programs. Based predominantly in Troisdorf, Germany, the R&D team works closely with sales, product management, and operations management teams to establish priorities and effectively manage individual projects. Through its ongoing involvement in oil and gas industry trade shows and conferences, DynaEnergetics has increased its profile in the oil and gas industry. In addition to its existing shaped charge test facility, which can simulate downhole, wellbore, and reservoir pressure conditions to develop and test high performance perforating charges for both oil companies and service providers, the R&D group has a purpose-built pressure vessel which can reach 30,000 psi test pressures and be heated to up to 200 degrees Celsius (392 degrees F). This enables the R&D group to support the oil and gas industry with test methods for new products that realistically simulate potentially difficult downhole conditions. An R&D plan, which focuses on new technology, products, process support and contracted projects, is prepared and reviewed at least quarterly. R&D costs are included in our cost of products sold and were $7,057, $5,932, and $4,335 for the years ended December 31, 2019, 2018 and 2017, respectively.

NobelClad

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

There are three major industrial clad plate manufacturing technologies: explosion welding, hot roll bonding and weld overlay. Detaclad®, NobelClad’s process-controlled explosion clad, uses explosion welding, the most versatile of the clad plate manufacturing methods. Created using a robust cold-welding technology, explosion-welded clad products exhibit high bond strength and combine the corrosion resistance or other favorable quality of the cladder material with the mechanical properties and structural strength of the lower cost backer material. The explosion welding process is suitable for joining virtually any combination of common engineered metals. This represents a competitive advantage versus the hot roll bonding and weld overlay processes, which generally can only clad compatible metals such as nickel alloys and stainless steel.

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

Clad Metal End-Use Markets

Explosion-welded clad metal is primarily used in the construction of large industrial processing equipment that is subject to high pressures and temperatures and/or corrosive processes. Explosion-welded clad plates also can be cut into transition joints, which are used to facilitate conventional welding of dissimilar metals. The eight broad industrial sectors discussed below comprise the bulk of demand for NobelClad’s products, with oil and gas and chemical and petrochemical constituting approximately two-thirds of NobelClad sales in 2019. This demand is driven by the underlying need for both new equipment and facility maintenance in these primary market sectors.

Oil and Gas: Oil and gas end use markets include both oil and gas production and petroleum refining. Oil and gas production covers a broad scope of operations related to recovering oil and/or gas for subsequent processing in refineries. Clad metal is used in separators, glycol contractors, pipelines, heat exchangers and other related equipment. Increased oil and gas production from deep, hot, and more corrosive fields also has increased the demand for clad equipment. The primary clad metals for the oil and gas production market are stainless steel and nickel alloys clad to steel, with some use of reactive metals such as titanium.

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

Alternative Energy: Some alternative energy technologies involve conditions that necessitate clad metals. Solar panels predominantly incorporate high purity polysilicon. Processes for manufacturing high purity silicon utilize a broad range of highly corrosion-resistant clad alloys. Many geothermal fields are corrosive, requiring high alloy clad separators to handle the hot steam. In addition, some ethanol technologies may require corrosion resistant metals at thicknesses where clad is an attractive alternative.

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

Power Generation: Fossil fuel and nuclear power generation plants require extensive use of heat exchangers, many of which require corrosion resistant alloys to handle low quality cooling water. Our clad plates are used extensively for heat exchanger tube sheets. The largest clad tube sheets are used in the final low-pressure condensers. For most coastal and brackish water-cooled plants, titanium is the metal of choice, and titanium-clad tube sheets are the low-cost solution for power plant condensers.

Industrial Refrigeration: Heat exchangers are a core component of refrigeration systems. When the cooling fluid is seawater, brackish, or even slightly polluted, corrosion-resistant metals are necessary. Metal selection can range from stainless steel to copper alloy to titanium. Explosion-welded clad metal is often the low-cost solution for making the tube sheets. Applications range from refrigeration chillers on fishing boats to massive air conditioning units for skyscrapers, airports, and deep underground mines.

Operations

The NobelClad segment seeks to build on its leadership position in its markets. During the three years ended December 31, 2019, 2018 and 2017, the NobelClad segment represented approximately 22%, 27% and 37% of our consolidated net sales, respectively. Our manufacturing plants and their respective shooting sites in Pennsylvania and Germany provide the production capacity to address projects for NobelClad’s global customer base.

In December 2017, DMC approved a plan to consolidate NobelClad's European production facilities and it completed the process in the fourth quarter of 2018. During the second quarter of 2019, NobelClad completed the sale of its production facility and related assets in France. NobelClad's state-of-the-art manufacturing center in Liebenscheid, Germany, purchased in November 2014, now performs all of NobelClad’s European explosion cladding, although the business maintains its sales and administrative office in France.

The principal product of metal cladding, regardless of the process used, is a metal plate composed of two or more dissimilar metals, usually a corrosion resistant metal (the "cladder") bonded to a steel backing plate. Prior to the explosion-welding process, the materials are inspected, the mating surfaces are ground, and the metal plates are assembled for cladding. The process involves placing a sheet of the cladder over a parallel plate of backer material and then covering the cladder with a layer of specifically formulated explosive powder. A small gap or “standoff space” is maintained between the cladder and backer using small spacers. The explosion is then initiated on one side of the cladder and travels across the surface of the cladder forcing it onto the backer. The explosion happens in approximately one-thousandth of a second. The collision conditions cause a thin layer of the mating surfaces, as well as the spacers, to be spalled away in a jet. This action removes oxides and surface contaminants immediately ahead of the collision point. The extreme pressures force the two metal components together, creating a metallurgical bond between them. The explosion welding process produces a strong, ductile, continuous metallurgical weld over the clad surface. After the explosion is completed, the resulting clad plates are flattened and cut, and then undergo testing and inspection to assure conformity with product specifications.

EXPLOSION-WELDING PROCESS

NobelClad has a proprietary knowledge of process control that distinguishes it from its competitors by maintaining high quality and low re-work costs. The entire explosion-welding process involves significant precision in all stages, and any errors can be extremely costly as they often result in the discarding of the expensive raw material metals. NobelClad’s technological expertise is a significant advantage in preventing costly waste.

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

Competition

Metal Cladding.  NobelClad faces competition from two primary alternative cladding technologies: hot roll bonding and weld overlay. Usually the three processes do not compete directly, as each has its own preferential domain of application relating to metal used and thicknesses required. However, due to specific project considerations such as technical specifications, price and delivery time, explosion-welding may have the opportunity to compete against these technologies. Roll bond is only produced by a few steel mills in the world. In this process, the clad metal and base metal are bonded during the hot rolling operation in which the metal slab is converted to plate. Being a high temperature process that yields the formation of detrimental intermetallic compounds, hot roll bond is limited to joining similar metals, such as stainless steel and nickel alloys to steel. Roll bond’s niche is production of large quantities of light to medium gauge clad plates. Roll bond products are generally suitable for most pressure vessel applications but have lower bond shear strength and may have inferior corrosion resistance.

The weld overlay process is used by the many vessel fabricators that are often also NobelClad customers. In weld overlay cladding, the clad metal layer is deposited on the base metal using arc-welding type processes. Weld overlay is a cost-effective technology for complicated shapes, for field service jobs, and for production of some very heavy-wall pressure vessel reactors. During overlay welding, the cladding metal and base metal are melted together at their interface. The resulting dilution of the cladding metal chemistry may compromise corrosion performance and limit use in certain applications. Weld metal shrinkage during cooling potentially causes distortion when the base layer is thin. As with roll bond, weld overlay is limited to metallurgically similar metals, primarily stainless steels and nickel alloys joined to steel. Weld overlay is typically performed in conventional metal fabrication shops.

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

Marketing, Sales, Distribution

NobelClad conducts its selling efforts by marketing its services to potential customers' senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars and trade shows. NobelClad’s sales office in the United States covers the Americas and Asia. Its sales offices in Europe cover the full European continent, Africa, the Middle East, India, Asia, and Russia. NobelClad also has sales offices in South Korea, Singapore and China to address these markets and uses contract agents to cover various other countries. Contract agents typically work under multi-year agreements which are subject to sales performance targets as well as compliance with NobelClad quality, customer service and compliance expectations. Members of the global sales team may be called to work on projects located outside their usual territory. By maintaining relationships with its existing customers, developing new relationships with prospective customers, and educating all its customers as to the technical benefits of NobelClad’s products, NobelClad endeavors to assist in setting standard specifications, both by our customers and the American Society of Mechanical Engineers and ASTM, to ensure that the highest quality and reliability are achieved.

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

In 2019, DynaEnergetics completed a series of capacity expansion initiatives at its manufacturing facilities in North America and Germany. Capitalizing on its more efficient manufacturing footprint, DynaEnergetics ceased its operations in Tyumen, Siberia. Additionally in 2019, the Company internally restructured its European entities and simplified its legal structure. The new structure took effect on January 1, 2020, and reduces the number of legal entities, minimizes complexity and enables the Company to reduce its annual compliance and administration costs and manage global tax reform more effectively.

Employees

As of December 31, 2019, we had 741 permanent and part-time employees (500 U.S. and 241 non-U.S.), the majority of whom are engaged in manufacturing operations, with the remainder primarily in sales, marketing and administrative functions. Most of our manufacturing employees are not unionized. In addition, we use a number of temporary workers at any given time, depending on the workload. We currently believe that employee relations are good.

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

	(Dollars in Thousands)
	For the years ended December 31,
	2019	2018	2017
United States	$309,826	$221,847	$116,083
Canada	17,688	30,126	23,377
United Arab Emirates	6,614	4,093	1,768
Norway	5,003	990	1,771
Germany	4,900	4,067	5,397
Ukraine	3,824	3,594	1,307
France	3,643	4,581	3,032
Egypt	3,366	2,419	2,721
Oman	3,197	2,112	4,132
South Korea	2,964	2,263	1,173
Russia	2,942	4,117	4,504
Belgium	2,365	3,386	1,628
Netherlands	2,181	2,427	3,088
Australia	2,151	873	1,010
Sweden	2,016	2,339	2,009
Indonesia	1,934	1,201	409
India	1,831	4,291	2,927
Bahrain	1,820	1,065	45
Spain	1,706	1,083	1,126
Rest of the world	17,579	29,555	15,296

Net sales	$397,550	$326,429	$192,803

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

ITEM 1A. Risk Factors

Please carefully consider the following discussion of significant factors, events, and uncertainties that make our business and an investment in our securities subject to risk. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. In addition, the global economic climate amplifies many of these risks.

Risk Factors Related to DynaEnergetics

Demand for DynaEnergetics’ products is substantially dependent on the levels of expenditures by the oil and gas industry. Decreases or expected decreases in oil and gas prices and reduced expenditures in the oil and gas industry could have a material adverse impact on our financial condition, results of operations and cash flows.

Demand for the majority of our products depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. In the fourth quarter of 2019, there was a steep decline in North American completion activity and lower expenditures by the oil and gas industry, and E&P companies are under increasing pressure from investors to reduce their cost of operations. If these trends continue or result in a more marked downturn, we would expect continued reduced or delayed oil and gas exploration and production spending, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, all of which could result in reduced demand for our products, downward pressure on selling prices for our products and decreased revenues and profits. These effects could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Periods of contraction or reduced net sales, or other factors affecting particular markets, create other challenges. We must determine whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entails short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results and result in restructuring charges.

Expansions, including the transfer of operations to other facilities or the construction of new manufacturing facilities such as the recently completed Blum expansion, include the risk of additional costs and start-up inefficiencies. If we are unable to effectively manage our expansion projects or related anticipated net sales are not realized, our operating results could be materially adversely affected. Risks of future expansions include:

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

The market for our products is characterized by continual technological developments to provide better and more reliable performance and enhanced product offerings. If we are not able to design, develop, and produce commercially competitive products in a timely manner in response to changes in the market, customer requirements, competitive pressures, and technology trends, our business and consolidated results of operations and the value of our intellectual property could be materially and adversely affected. Likewise, if our proprietary technologies, equipment, facilities, or work processes become obsolete, we may no longer be competitive, and our business and consolidated results of operations could be materially and adversely affected.

The manufacturing of explosives subjects DynaEnergetics to various environmental, health and safety laws and any accidents or injuries could subject us to significant liabilities.

DynaEnergetics’ operations include the licensing, storage and handling of explosive materials. Despite our use of specialized facilities to store and handle dangerous materials and our employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our license to store and handle explosives, which would have a material adverse effect on our business, results of operations and financial conditions.

Consolidation of our customers and competitors may impact our results of operations.

The oil and gas industry has experienced periods of consolidation in the past. Industry consolidation may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers or competitors or consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products and services. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share and may result in stronger competitors. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows.

We may not be able to continue to compete successfully against other companies in our industry.

The markets in which we operate are highly competitive. DynaEnergetics competes with a broad spectrum of companies that produce and market perforating services and products. Many of these companies are large national and multi-national companies, including the oil and natural gas industry’s largest oilfield service providers. These companies have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. In addition, we compete with many smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. To remain competitive, DynaEnergetics must continue to provide innovative products and maintain an excellent reputation for value, quality, on-time delivery, and safety. If we fail to compete successfully against our competition, we may be unable to maintain acceptable sales levels, prices and margins for our products, which could have a material adverse effect on our business, financial condition, and results of operations.

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

We use backlog to predict our anticipated future sales. Our year-end backlog was $31.7 million, $29.9 million, and $37.5 million at the end of fiscal years 2019, 2018 and 2017, respectively. We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. We expect to fill most items of backlog within the following 12 months. However, since orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

There is a limited availability of sites suitable for cladding operations.

Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including adequate distance from densely populated areas, specific geological characteristics, and the ability to comply with local noise and vibration abatement regulations in conducting the process. Our shooting sites in Pennsylvania and in Dillenburg, Germany are located in mines. Access to our Dillenburg mine is subject to a lease that expires in 2022, and if we are unable to negotiate a suitable extension of the lease, this could impact our operations. If a mine were seriously damaged, we might not be able to locate a suitable replacement site in a timely manner to continue our operations. In addition, our Pennsylvania shooting site is subleased under an arrangement pursuant to which we provide certain contractual services to the sub-landlord. The efforts to identify alternative suitable sites and obtain permits for using the sites from local government agencies can be time-consuming and may not be successful. In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of existing or proposed sites. The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits or satisfy other conditions to use the sites would have a material adverse effect on our business, financial condition and results of operations.

There is no assurance that we will continue to compete successfully against other manufacturers of competitive products.

Our explosion-welded clad products compete on a worldwide basis with explosion-welded clad products made by other manufacturers in the clad metal business and with products manufactured using other technologies. We see competition from one large well-known clad supplier and from a growing number of smaller companies with explosion welded clad manufacturing capability in China and India. Explosion-welded clad products also compete with products manufactured by roll bond and weld overlay cladding processes. The technical and commercial niches of each cladding process are well understood within the industry and vary from one world market location to another and at different metal prices. We focus on reliability, product quality, on-time delivery performance, and low-cost manufacturing to minimize the potential of future competitive threats. However, there is no guarantee we will be able to maintain our competitive position.

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

Our operations involve the detonation of large amounts of explosives. The use of explosives is an inherently dangerous activity. As a result, we are required to use specific safety precautions under U.S. Occupational Safety and Health Administration guidelines and guidelines of similar entities in Germany. These include precautions which must be taken to protect employees from exposure to sound and ground vibration, falling debris associated with the detonation of explosives, and emissions resulting from the detonation of explosives. There is a risk that an accident or death could occur in one of our facilities.

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

NobelClad’s customers use some of its products in potentially hazardous applications that can cause injury or loss of life and damage to property or equipment. We cannot be certain that our products will be completely free from defects, and we could be named as a defendant in product liability or other lawsuits asserting potentially large claims if an accident involving our product occurs, whether or not any defect in our products exists. In addition, we cannot guarantee that insurance will be available or adequate to cover any or all liabilities incurred.

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

Many of our operating subsidiaries conduct business in euros, Canadian dollars, or other foreign currencies. Sales made in currencies other than U.S. dollars accounted for 12%, 21%, and 28% of total sales for the years ended 2019, 2018 and 2017, respectively. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation (gains) losses with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example, DynaEnergetics Europe's functional currency is euros, but its sales often occur in U.S. dollars. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our Consolidated Financial Statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Our primary exposure to foreign currency risk is the euro, due to the percentage of our U.S. dollar revenue that is derived from countries where the euro is the functional currency. We use foreign currency forward contracts, generally with maturities of one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability account balances. These hedge transactions relate to our operating entities with significant economic exposure to transactions denominated in currencies other than their functional currency. Our primary economic exposures include the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar, and the euro to the U.S. Dollar. Since the underlying balance sheet account balances being hedged can fluctuate significantly throughout our monthly hedge periods, our hedging program cannot fully protect against foreign currency fluctuations.

Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, military activity, catastrophic weather events, the occurrence of a contagious disease or illness,(such as the coronavirus), contractual or other disputes, unfavorable economic or industry conditions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and lead to uncertainty in our supply chain or cause supply disruptions for us, which could, in turn, disrupt our operations. In particular, if the current coronavirus outbreak continues and results in a prolonged period of travel, commercial and other similar restrictions, we could experience global supply disruptions. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations.

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

As of December 31, 2019, we had an outstanding balance of approximately $14.9 million on our syndicated credit agreement. This agreement includes various covenants and restrictions and certain of these relate to the incurrence of additional indebtedness and the mortgaging, pledging or disposing of major assets. We are also required to maintain certain financial ratios on a quarterly basis. A breach of any of these covenants could impair our ability to borrow and could result in acceleration of our obligations to repay our debt, if we are unable to obtain a waiver or amendment from our lenders. As of December 31, 2019, we were in compliance with all financial covenants and other provisions of the credit agreement and our other loan agreements. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default, which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities.

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

Steel plate and steel pipe are key materials used our NobelClad and DynaEnergetics’ businesses. The steel industry is very cyclical and is affected significantly by supply and demand factors, general economic conditions and other factors such as worldwide production capacity, fluctuations in steel imports/exports, tariffs and quotas. The downturn in the U.S. economy in fiscal 2010 and the continued low metals prices since that time have had an adverse effect on the U.S. steel industry and on our NobelClad business, and any future economic downturn or a prolonged period of stagnation in the economy could have a material adverse effect on our business, financial condition, and results of operations.

Tariffs imposed by the U.S. government and related counter tariffs have increased our costs, limited the availability of metals and may lead to further trade conflicts.

In 2018, the U.S. announced tariffs of 25 percent on steel and 10 percent on aluminum imported from countries where we typically source metals. These tariffs were met with retaliatory tariffs from certain countries and increased, broader tariffs were levied by the U.S. on targeted countries, including China. The tariffs impacted the cost of the importation of steel, which we utilize in our steel plate and steel pipe, key materials in our NobelClad and DynaEnergetics businesses. Though in many cases we have been able to source metals from domestic suppliers, some materials are only available from sources subject to tariffs. The cost of domestic steel and aluminum has also increased, along with the price of delivery, and the availability of certain materials has been limited. These increased costs have increased the price of our products to our customers and, in some instances, our ability to be competitive. For our NobelClad business, this impacts our ability to compete on international projects and negatively impacts U.S. fabricators, which are strong consumers of NobelClad products. Although some of these tariffs have been subsequently reduced or eliminated, as occurred in connection with the North American Free Trade Agreement (NAFTA) with Canada and Mexico and with NAFTA's proposed replacement, the United States Mexico Canada Agreement (USMCA), many tariffs continue to exist and new tariffs have been and may be imposed at any time. The prolonged duration of tariffs, the imposition of additional tariffs and the risk of potential broader global trade conflicts could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to extensive government regulation in the United States, Germany, and Canada, including guidelines and regulations for the purchase, manufacture, handling, transport, storage and use of explosives issued by the U.S. Bureau of Alcohol, Tobacco and Firearms; the Federal Motor Carrier Safety regulations set forth by the U.S. Department of Transportation; the Safety Library Publications of the Institute of Makers of Explosive; and similar guidelines of their European counterparts. In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz). Our shooting sites located in Pennsylvania and in Dillenburg, Germany are located in mines, which subject us to certain regulations and oversight of governmental agencies that oversee mines.

We are also subject to extensive environmental, health and safety regulation, as described below under “Liabilities for natural resource damages, cleanup costs, and other damages under environmental, health and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition” and above under “The use of explosives subjects us to additional regulation, and any accidents or injuries could subject us to significant liabilities.”

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

Some international, national, state and local governments and agencies have also adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on the extraction of shale gas or oil using hydraulic fracturing. For example, in November 2018, voters in Colorado defeated a "setback" initiative, Proposition 112. Proposition 112 would have amended the Oil and Gas Conservation Act and prohibited the Colorado Oil and Gas Conservation Commission from permitting new oil and gas development closer than 2,500 feet from occupied structures or other areas such as playgrounds, parks, public open space and certain bodies of water. If Proposition 112 had passed, it would have significantly impacted the oil and gas industry in Colorado. Since Proposition 112’s defeat, new oil and gas legislation has been adopted (Colorado SB-181) by the state legislature which could significantly impact new projects in Colorado and multiple additional ballot initiatives similar to Proposition 112 are being threatened. Future hydraulic fracturing-related legislation or regulations could limit or ban hydraulic fracturing, or lead to operational delays and increased costs, and therefore reduce demand for our products. If such additional international, national, state or local legislation or regulations are enacted, it could adversely affect our financial condition, results of operations and cash flows.

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

Corporate tax reform, base-erosion prevention efforts and tax transparency continue to be high priorities in many tax jurisdictions where we have business operations. As a result, policies regarding corporate income and other taxes in numerous jurisdictions are under heightened scrutiny and tax reform legislation is being proposed or enacted in a number of jurisdictions. For example, the 2017 Tax Cuts and Jobs Act ("TCJA"), among other things, reduced the U.S. corporate income tax rate and imposed base-erosion prevention measures on non-U.S. earnings of U.S. entities as well as a one-time mandatory deemed repatriation tax on accumulated non-U.S. earnings of U.S. entities. The TCJA will affect the tax position reflected on our Consolidated Balance Sheets and our obligations for cash taxes of our U.S. entities and has had a corresponding impact on our consolidated financial results starting in the first quarter of our fiscal year 2018.

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

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. Managing or defending such legal proceedings may result in substantial legal fees, expenses and costs and diversion of management resources. If material litigation is brought against us in the future, a decision adverse to DMC could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 8 to our Consolidated Financial Statements.

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

Tools, techniques, methodologies, technology, programs and components we use to provide our services may infringe, or be alleged to infringe, upon the intellectual property rights of others. We have an active "freedom to operate" review process for our technology, but there is no assurance that future infringement claims will not be asserted. Infringement claims generally result in significant legal and other costs and may distract management from running our core businesses even if we are ultimately successful. In the event of any adverse ruling in any intellectual property litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. We also have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products, which may increase our costs.

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

The GDPR, any resultant changes in E.U. member states' national laws and regulations, and existing or new U.S. state or federal data privacy laws and regulations may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data. This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition and results of operations. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. For example, under the GDPR penalties for noncompliance can be imposed up to the greater of €20 million or 4% of a firm's global annual revenue. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition and results of operations.

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

For example, our due diligence process may not reveal all liabilities associated with a potential acquisition, and this could result in us incurring unanticipated losses after the acquisition is completed. There can be no assurance that we will be able to conclude any acquisitions successfully or that any acquisition will achieve the anticipated synergies or other positive results. Any material problems that we encounter in connection with such an acquisition could have a material adverse effect on our business, results of operations and financial position.

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

ITEM 1B.                                       Unresolved Staff Comments

None.

ITEM 2.                                       Properties

Corporate Headquarters

Our corporate headquarters currently are located in Broomfield, Colorado. The office is also used for NobelClad’s U.S. administrative offices.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Broomfield, Colorado	Corporate and Sales Office	18,284 sq. ft.	Leased	September 1, 2029

DynaEnergetics

DynaEnergetics leases a manufacturing site and sales office in Troisdorf, Germany. The leases for these properties expire on December 31, 2020, but we have options to renew the lease which would then extend through December 31, 2025. In the U.S., DynaEnergetics owns manufacturing and assembly sites in Texas and assembly operations in Pennsylvania and leases storage bunkers and office and warehouse space in various cities throughout Texas, Oklahoma, and Louisiana. DynaEnergetics also leases office and warehouse space and bunkers for storage of its explosives in various cities throughout Alberta, Canada.

The tables below summarize our material properties by segment, including their location, type, size, whether owned or leased and expiration terms, if applicable.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	Manufacturing and administration office	Manufacturing: 263,201 sq. ft. Office: 2,033 sq. ft.	Leased	December 31, 2020, with renewal option for 5 years
Troisdorf, Germany	Office, Sieglarer Strasse	9,203 sq. ft.	Leased	February 29, 2020 with yearly renewal options
Liebenscheid, Germany	Manufacturing and office	91, 493 sq. ft.	Owned
Liebenscheid, Germany	Land	77,672 sq. ft.	Owned
Houston, Texas	Office	4,572 sq. ft.	Leased	April 30, 2023
Blum, Texas	Office, warehouse, and manufacturing	83,000 sq. ft.	Owned
Blum, Texas (a)	Warehouse	10,000 sq. ft.	Owned
Blum, Texas	Land for office, warehouse, and manufacturing	284 acres	Owned
Whitney, Texas	Office, warehouse, and manufacturing	36,000 sq. ft.	Owned

(a) The Blum, Texas warehouse is separate from the main Blum manufacturing campus.

NobelClad

We own our principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania. We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and we also have license and risk allocation agreements relating to the use of a secondary shooting site, Coolspring, that is located within a few miles of the Mount Braddock facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock facility. The lease for the Dunbar property will expire on December 15, 2025, but we have options to renew the lease which would then extend through December 15, 2029. The license and risk allocation agreements will expire on March 31, 2023.

NobelClad owns a manufacturing site in Liebenscheid, Germany as well as a mine used as a shooting site in Dillenburg, Germany. We lease buildings and land around the mine to ensure access to the shooting site. The leases associated with the Dillenburg shooting site expire August 31, 2021. NobelClad leases the building housing its sales and administrative office in Perpignan, France.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania (a)	Clad plate manufacturing and administration office	Land: 14 acres Buildings: 101,300 sq. ft.	Owned
Dunbar, Pennsylvania	Clad plate shooting site	Land: 322 acres Buildings: 15,960 sq. ft.	Leased	December 15, 2025, with renewal options through December 15, 2029
Cool Spring, Pennsylvania	Clad plate shooting site	1,200,000 sq. ft.	Leased	March 31, 2023, with renewal options through December 31, 2028
Tautavel, France (c)	Clad shooting site	109 acres	Owned
Dillenburg, Germany	Clad plate shooting site	11.4 acres	Owned
		31,345 sq. ft.	Leased	August 31, 2021
Würgendorf, Germany (c)	Manufacturing	Land: 24.6 acres	Owned
		Storehouse 174 and 265: 2,756 sq. ft.	Leased	December 31, 2020 with renewal options through December 31, 2025
		Building: 34,251 sq. ft.	Owned
Liebenscheid, Germany	Manufacturing	Land: 10.47 acres Buildings: 125,394 sq. ft.	Owned
(a) Prior to January 10, 2020, the Mt. Braddock, Pennsylvania location was also used as a manufacturing and distribution center for our DynaEnergetics business segment. Beginning on January 10, 2020, it was used as solely a distribution center for our DynaEnergetics business segment
(b) Though NobelClad is no longer performing manufacturing activities in France, it owns this land in order to have access to a redundant shooting site.

(c) In connection with the purchase of the manufacturing facility in Liebenscheid, Germany, NobelClad ceased use of the manufacturing facility it owns in Würgendorf, Germany in the first quarter of 2015.

ITEM 3.                Legal Proceedings

Please see Note 8 to the Consolidated Financial Statements.

ITEM 4.                Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2019, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “BOOM.” As of February 21, 2020, there were 222 holders of record of our common stock (does not include beneficial holders of shares held in “street name”).

Equity Compensation Plan
Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated in this Item by this reference.

Issuer Purchases of Equity Securities
In connection with the vesting of Company restricted common stock under our equity incentive plans during the third quarter of 2019, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to March 31, 2019	15,784	$45.02
April 1 to June 30, 2019	76,129	$73.71
July 1 to September 30, 2019	2,511	$49.38
October 1 to December 31, 2019	199	$45.50
Total	94,623	$68.22
(1) Share purchases in 2019 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of December 31, 2019, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (442,179).

Stock Performance Graph

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2014, in each of the Company, the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Total Return Analysis	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
DMC Global Inc.	$100.00	$43.63	$98.94	$156.37	$219.23	$280.52
Nasdaq Non-Financial Stocks	$100.00	$109.75	$117.73	$156.58	$156.63	$218.44
Nasdaq Composite (U.S.)	$100.00	$100.48	$113.55	$137.83	$130.33	$170.96

ITEM 6.                  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	(Dollars in Thousands, Except Per Share Data)
	Year Ended December 31,
Statement of Operations	2019	2018	2017	2016	2015
Net sales	$397,550	$326,429	$192,803	$158,575	$166,918
Gross profit	144,923	110,695	59,391	38,680	35,624
Costs and expenses	66,995	64,157	49,784	42,752	43,776
Restructuring expenses	19,503	1,114	4,283	1,202	4,063
Anti-dumping duty penalty	—	8,000	—	—	—
Goodwill impairment	—	—	17,584	—	11,464
Operating income (loss)	58,425	37,424	(12,260)	(5,274)	(23,679)
Other expense, net	(1,723)	(2,817)	(3,024)	(434)	(2,410)
Income (loss) before income taxes	56,702	34,607	(15,284)	(5,708)	(26,089)
Income tax provision (benefit)	22,661	4,134	3,569	797	(2,118)
Net income (loss)	$34,041	$30,473	$(18,853)	$(6,505)	$(23,971)

Net income (loss) per share:
Basic	$2.29	$2.05	$(1.31)	$(0.46)	$(1.72)
Diluted	$2.28	$2.04	$(1.31)	$(0.46)	$(1.72)

Dividends Declared per Common Share	$0.29	$0.08	$0.08	$0.08	$0.14

Financial Position
Total assets	$277,421	$240,418	$173,083	$162,555	$182,192
Long-term debt, including current portion	$14,272	$41,355	$17,984	$15,732	$26,826

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes, as well as the selected historical consolidated financial data included elsewhere in this annual report. A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal 2018 compared to fiscal 2017 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.dmcglobal.com/investors.

Unless stated otherwise, all dollar figures in this report are presented in thousands (000s). N/M indicates that the change in dollars or percentage was not meaningful.

Overview

General

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") is a diversified holding company. Our innovative businesses provide differentiated products and services to niche industrial and commercial markets around the world. DMC’s objective is to identify well-run businesses and strong management teams and support them with long-term capital and strategic, legal, technology and operating resources. Our approach helps our portfolio companies grow core businesses, launch new initiatives, upgrade technologies and systems to support their long-term strategy, and make acquisitions that improve their competitive positions and expand their markets. DMC’s culture is to foster local innovation versus centralized control and to stand behind our businesses in ways that truly add value. Today, DMC’s portfolio consists of DynaEnergetics and NobelClad, which collectively address the energy, industrial processing and transportation markets. Based in Broomfield, Colorado, DMC trades on Nasdaq under the symbol “BOOM.”

DynaEnergetics

DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. These products are sold to oilfield service companies in the U.S., Europe, Canada, Africa, the Middle East, Russia, and Asia. DynaEnergetics also sells directly to end-users. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Well completion operations are increasingly complex, which in turn has increased the demand for intrinsically-safe, reliable and technically advanced perforating systems.

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

During the third quarter of 2019, DynaEnergetics announced that sales of its DynaStageTM (DS) systems had exceeded one million units. We believe the milestone was the result of a widespread transition by operators and service companies to our Factory-Assembled, Performance-AssuredTM perforating systems. In 2019, more than 20 percent of the perforating systems deployed in North America were either DS systems, or were enabled by DynaEnergetics’ IS2™ intrinsically safe initiating systems.

Additionally, DynaEnergetics continued to expand its product and technology portfolio during 2019. During the year, it introduced its DS Trinity™ system, a compact product that features three charges on a single radial plane, and DS™ NLine™ system, which enables the user to align the charges at surface and then orient the gun in the wellbore. In addition, DynaEnergetics was awarded 17 new patents and filed 126 patent applications in the U.S. and internationally. It was the most active year ever for patent applications and awards at DynaEnergetics, which currently holds a total of 63 patents and 186 pending patent applications, covering a total of 73 patent families.

North American well completion activity began slowing in the third quarter of 2019, and the decline accelerated rapidly in the fourth quarter. DynaEnergetics capitalized on the fourth-quarter slowdown by accelerating a planned streamlining of its global manufacturing and distribution footprint. This process involved exiting a manufacturing plant in Tyumen, Siberia, and closing distribution facilities in Canada and Oklahoma. DynaEnergetics also accelerated the planned consolidation of its Mt. Braddock, Pennsylvania, assembly operations into its flagship manufacturing facility in Blum, Texas.

NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad's backlog increased to $31,660 at December 31, 2019 from $29,879 at December 31, 2018.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

NobelClad is experiencing consistent demand from the downstream energy sector and also is bidding on a number of international upstream energy sector projects. During 2019, NobelClad’s market development team established new applications for its composite metal plates. New customers in the aerospace, power generation and engineered wood products sectors have turned to NobelClad’s capabilities to address complex corrosion and temperature resistance issues.

Factors Affecting Results

The following items impacted the comparability of the company's results for the years ended December 31, 2019 and 2018:

•
DynaEnergetics' sales of $310,424 in 2019 increased 31% compared with 2018 due to higher well perforating activity in the U.S. shale, or onshore unconventional, oil and gas market and an increase in market demand for its intrinsically safe initiating systems (IS2™) and its family of DynaStageTM (DS) Factory-Assembled, Performance-Assured™ perforating systems. Sales volumes declined in the second half of 2019 compared to the first half of 2019 principally due to a sharp slowdown in well completion activity within North America’s onshore, unconventional oil and gas industry.

•	NobelClad’s sales of $87,126 in 2019 decreased 2% compared with 2018 primarily due to the impact of changes in exchange rates on Euro-denominated sales.

•
Consolidated gross profit of 36% in 2019 increased from 34% in 2018 due to a higher proportion of net sales in DynaEnergetics relative to NobelClad, the benefit of manufacturing efficiencies in DynaEnergetics, improved project mix in NobelClad and the favorable impact of higher sales volume on fixed manufacturing overhead expenses.

•
Restructuring expenses of $19,503 in 2019 related to cumulative foreign currency translation losses, asset impairments, and severance liabilities in connection with the closure and substantial liquidation of DynaEnergetics' operations in Tyumen, Siberia. We also incurred severance, equipment moving expenses and contract termination costs, partially offset by a gain on assets sold in connection with the prior year closure of NobelClad’s manufacturing operations in France.

•
Consolidated selling, general, and administrative expenses were $65,451 in 2019 compared with $61,213 in 2018. The increase primarily was due to headcount additions and merit raises, higher stock-based compensation, and increased costs for outside services, including expenses related to an enterprise resource planning ("ERP") upgrade in DynaEnergetics as well as development and improvement of sales-related software.

•
Net cash of $6,081 (comprised of $20,353 in cash net of $14,272 of total debt) was an improvement from $27,980 of net debt at December 31, 2018. Net cash, a non-GAAP measure, is calculated as cash and cash equivalents less total debt.

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

Net cash or net debt is a non-GAAP measure we use to supplement information in our Consolidated Financial Statements. We define net debt as total debt less cash and cash equivalents and net cash as cash and cash equivalents less total debt. In addition to conventional measures prepared in accordance with GAAP, the Company uses this information to evaluate its performance, and we believe that certain investors may do the same.

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

Forward-Looking Statements

This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Such statements include statements regarding our future expected financial position and operating results, our growth and business strategy, our expectations regarding the oil and gas industry, expected product developments in DynaEnergetics, planned capital expenditures in 2020, our financing plans, our future liquidity position and factors impacting such position.

These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include those relating to:

•	Changes in global economic conditions;

•	The ability to obtain new contracts at attractive prices;

•	The size and timing of customer orders and shipments;

•	Product pricing and margins;

•	Our ability to realize sales from our backlog and our ability to adjust our manufacturing and supply chain;

•	Fluctuations in customer demand;

•	Our ability to manage periods of growth and contraction effectively;

•	General economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve;

•	Competitive factors;

•	The timely completion of contracts;

•	The timing and size of expenditures;

•	The timely receipt of government approvals and permits;

•	The price and availability of metal and other raw materials;

•	The adequacy of local labor supplies at our facilities;

•	Current or future limits on manufacturing capacity at our various operations;

•	Our ability to successfully integrate acquired businesses;

•	The ability to remain an innovative leader in our fields of business;

•	The impacts of pending or future litigation or regulatory matters;

•	The application of governmental regulation and oversight of our operations and products and the industries in which our customers operate;

•	The impacts of trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;

•	Costs and risks associated with compliance with the United States Foreign Corrupt Practices Act (“FCPA”) and similar legislation;

•	The availability and cost of funds; and

•	Fluctuations in foreign currencies.
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

Consolidated Results of Operations

	2019	2018	$ change	% change
Net sales	$397,550	$326,429	$71,121	22%
Gross profit	144,923	110,695	34,228	31%
Gross profit percentage	36.5%	33.9%
COSTS AND EXPENSES:
General and administrative expenses	37,976	38,452	(476)	(1)%
% of net sales	9.6%	11.8%
Selling and distribution expenses	27,475	22,761	4,714	21%
% of net sales	6.9%	7.0%
Amortization of purchased intangible assets	1,544	2,944	(1,400)	(48)%
% of net sales	0.4%	0.9%
Restructuring expenses	19,503	1,114	18,389	1,651%
Anti-dumping duty penalties	—	8,000	(8,000)	(100)%
Operating income	58,425	37,424	21,001	56%
Other expense, net	(169)	(1,202)	1,033	86%
Interest expense, net	(1,554)	(1,615)	61	4%
Income tax provision	22,661	4,134	18,527	448%
Net income	34,041	30,473	3,568	12%
Adjusted EBITDA	$93,753	$59,638	$34,115	57%

Net sales increased $71,121 compared with 2018 primarily due to higher sales in DynaEnergetics from increased perforating activity in U.S. land-based oil and gas well completions and growth in customer demand for its advanced perforating systems. The net sales increase in DynaEnergetics was partially offset by lower net sales in NobelClad primarily due to the impact of changes in exchange rates on Euro-denominated sales.

Gross profit percentage increased to 36.5% primarily due to a higher proportion of net sales in DynaEnergetics relative to NobelClad, the benefit of manufacturing efficiencies in DynaEnergetics, improved project mix in NobelClad and the favorable impact of higher sales volume on fixed manufacturing overhead expenses.

General and administrative expenses decreased $476 compared with 2018 principally due to lower legal costs of $3,200 resulting from the successful defense of patent infringement lawsuits in DynaEnergetics in 2018 and a decrease in variable incentive compensation of $431. The decreases were partially offset by non-capitalizable training and data conversion expenses related to an ERP upgrade in DynaEnergetics of $1,775 and an increase in stock-based compensation expense of $1,190.

Selling and distribution expenses increased $4,714 compared with 2018 primarily due to costs associated with the implementation of sales-related software of $1,269, increases in salaries and wages of $839 due to merit raises and headcount additions, variable sales commissions of $341, and an increase in bad debt expense of $374 to record reserves for uncollectible accounts receivable in DynaEnergetics. In addition, DynaEnergetics distribution expenses increased to support the growth in sales activity.

Amortization of purchased intangible assets decreased $1,400 compared with 2018 primarily due to fully amortizing certain customer relationship intangibles during 2019.

Restructuring expenses of $19,503 in 2019 primarily related to reclassification of the cumulative foreign currency translation losses to the Statement of Operations, asset impairments, and severance liabilities in connection with the closure and substantial liquidation of DynaEnergetics' operations in Tyumen, Siberia. Additionally, we incurred severance, equipment moving expenses and contract termination costs, partially offset by a gain on assets sold, in connection with the prior year closure of NobelClad’s manufacturing operations in France. Expenses in 2018 related to equipment moving expenses, legal fees and severance costs associated with the closure.

Anti-dumping duty penalties of $8,000 recorded in 2018 by the DynaEnergetics segment represent an accrual for penalties related to the anti-dumping and countervailing duties (“AD/CVD”) matter asserted by U.S. Customs. This amount was paid during the second quarter of 2019.

Operating income increased $21,001 compared with 2018 primarily due to improved earnings in DynaEnergetics and NobelClad in 2019 and the anti-dumping duty penalty accrual that was recorded in 2018, which was partially offset by current year restructuring expenses and asset impairments.

Other expense, net of $169 in 2019 primarily related to the non-service cost components of the annual adjustment to our defined benefit pension plans at certain foreign subsidiaries, which was partially offset by a net foreign currency exchange gain. In 2018, other expense, net was driven by unrealized and realized foreign currency exchange losses. Foreign currency exchange gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $1,554 decreased compared with last year due to a lower average outstanding debt balance in 2019 compared with 2018 and a $159 write-off of deferred debt issuance costs in the first quarter of 2018. The decrease was partially offset by lower interest capitalization in 2019 compared with 2018 following the completion of DynaEnergetics’ construction of a new manufacturing, assembly and administrative space in 2018.

Income tax provision of $22,661 for 2019 compared with an income tax provision of $4,134 for 2018. The current-year effective tax rate was unfavorably impacted by nondeductible losses related to the closure of DynaEnergetics’ operations in Tyumen, Siberia. Additionally, the current-year effective tax rate reflects an unfavorable increase due to the establishment of a valuation allowance against certain deferred tax assets in Germany that we do not expect to be realizable due to a change in our German legal entity structure that is effective on January 1, 2020.

The 2018 income tax provision included a benefit of $604 related to Staff Accounting Bulletin (SAB) 118 measurement period adjustment to the provisional amount that was recorded in 2017 for the transition tax under the Tax Cuts and Jobs Act ("TCJA"). Additionally, the 2018 effective tax rate was favorably impacted by changes in the valuation allowance of $8,860, which included a benefit of $5,818 related to the release of valuation allowances in certain jurisdictions and the remainder due to movements in the underlying deferred tax assets due to current year income or losses. As of each reporting date, the Company considers new evidence, both positive and negative, that could impact its view with regard to future realization of deferred tax assets. As of December 31, 2018, in part because the Company was no longer in a consolidated three-year cumulative loss position, we determined that sufficient positive evidence exists to conclude that it is more likely than not that these deferred tax assets are realizable, and we therefore reduced the valuation allowance accordingly.

Net income in 2019 was $34,041, or $2.28 per diluted share, compared with a net income of $30,473, or $2.04 per diluted share in 2018.

Adjusted EBITDA increased compared with 2018 due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2019	2018
Net income	$34,041	$30,473
Interest expense, net	1,554	1,615
Provision for income taxes	22,661	4,134
Depreciation	8,316	6,576
Amortization of purchased intangible assets	1,544	2,944
EBITDA	68,116	45,742
Restructuring expenses, net and asset impairments	19,503	1,114
Restructuring related inventory write down	630	—
Restructuring related accounts receivable write off	131	—
Anti-dumping duty penalties	—	8,000
Stock-based compensation	5,204	3,580
Other expense, net	169	1,202
Adjusted EBITDA	$93,753	$59,638

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. DMC operating income and Adjusted EBITDA include unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments. Segment operating income will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, including stock-based compensation, net other expense, net interest expense, and income tax provision.

Net sales, segment operating income, and Adjusted EBITDA for each segment were as follows for years ended December 31:

	2019
	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$310,424	$87,126	$397,550
% of Consolidated	78%	22%

Operating income	68,781	7,193	58,425

Adjusted EBITDA	94,541	11,118	93,753

	2018
	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$237,448	$88,981	$326,429
% of Consolidated	73%	27%

Operating income	44,476	6,499	37,424

Adjusted EBITDA	58,784	10,825	59,638

DynaEnergetics

	2019	2018	$ change	% change
Net sales	$310,424	$237,448	$72,976	31%
Gross profit	122,703	90,623	32,080	35%
Gross profit percentage	39.5%	38.2%
COSTS AND EXPENSES:
General and administrative expenses	16,876	21,097	(4,221)	(20%)
Selling and distribution expenses	17,260	14,509	2,751	19%
Amortization of purchased intangible assets	1,162	2,541	(1,379)	(54)%
Restructuring expenses, net and asset impairments	18,624	—	18,624	N/M
Anti-dumping duty penalties	—	8,000	(8,000)	(100)%
Operating income	68,781	44,476	24,305	55%
Adjusted EBITDA	$94,541	$58,784	$35,757	61%

Net sales were $72,976 higher than in 2018 primarily due to higher levels of perforating activity in U.S. well completions in the unconventional onshore oil and gas sector and growth in customer demand for DynaEnergetics’ advanced perforating systems.

Gross profit percentage increased to 39.5% due to favorable product mix, the benefit of manufacturing efficiencies, and the impact of higher sales on fixed manufacturing overhead expenses. Gross profit percentage in 2019 was negatively impacted by a $630 inventory write down associated with the shutdown of DynaEnergetics’ operations in Tyumen, Siberia.

General and administrative expenses decreased by $4,221 compared with 2018 primarily due to lower legal costs of $3,200 associated with the successful defense of patent infringement lawsuits in 2018, partially offset by non-capitalizable training and data conversion expenses related to an ERP upgrade. DynaEnergetics also had lower payroll-related costs and taxes in 2019.

Selling and distribution expenses increased by $2,751 compared with 2018 primarily due to costs associated with the implementation of sales-related software of $942 and bad debt expense of $374 to record reserves for uncollectible accounts receivable in DynaEnergetics. In addition, distribution expenses increased to support the growth in sales activity.

Amortization of purchased intangibles decreased by $1,379 compared with 2018 primarily due to fully amortizing certain customer relationship intangibles during 2019.

Restructuring expense of $18,624 in 2019 primarily related to the reclassification of cumulative foreign currency translation losses to the Statement of Operations, asset impairments, and severance liabilities in connection with the closure and substantial liquidation of DynaEnergetics' operations in Tyumen, Siberia. In 2019, DynaEnergetics also closed distribution facilities in Canada and Oklahoma and consolidated perforating system assembly operations in Mt. Braddock, Pennsylvania, into its facility in Blum, Texas.

Anti-dumping duty penalties of $8,000 in 2018 represent an accrual for a mitigated amount of penalties on the AD/CVD matter that was asserted by U.S. Customs. This amount was paid during the second quarter of 2019.

Operating income increased by $24,305 compared with 2018 primarily due to higher unit sales volume in 2019 and the non-recurring accrual for penalties on the AD/CVD matter recorded in 2018, partially offset by restructuring expenses and asset impairments as well as increased selling and distribution expenses in 2019.

Adjusted EBITDA increased compared with 2018 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2019	2018
Operating income	$68,781	$44,476
Adjustments:
Restructuring expenses, net and asset impairments	18,624	—
Restructuring related inventory write down	630	—
Restructuring related accounts receivable write off	131	—
Anti-dumping duty penalties	—	8,000
Depreciation	5,213	3,767
Amortization of purchased intangible assets	1,162	2,541
Adjusted EBITDA	$94,541	$58,784

NobelClad

	2019	2018	$ change	% change
Net sales	$87,126	$88,981	$(1,855)	-2%
Gross profit	22,840	20,414	2,426	12%
Gross profit percentage	26.2%	22.9%
COSTS AND EXPENSES:
General and administrative expenses	4,703	4,522	181	4%
Selling and distribution expenses	9,683	7,876	1,807	23%
Amortization of purchased intangible assets	382	403	(21)	-5%
Restructuring expenses, net and asset impairments	879	1,114	(235)	-21%
Operating income	7,193	6,499	694	11%
Adjusted EBITDA	$11,118	$10,825	$293	3%

Net sales decreased by $1,855 compared with 2018 principally due to the impact of changes in exchange rates on Euro-denominated sales.

Gross profit percentage increased to 26.2% primarily due to better project mix. 2018 also was unfavorably impacted by several large, lower-margin international projects that shipped in the first quarter of 2018.

General and administrative expenses increased by $181 compared with 2018 primarily due to higher outside service costs of $275 associated with Six Sigma projects and an assessment of ERP upgrade options partially offset by lower payroll-related costs and taxes of $124.

Selling and distribution expenses increased by $1,807 compared with 2018 primarily due to higher salaries and wages from headcount additions of $653, increased outside service costs of $326 related to improvement and development of NobelClad's customer-facing website as well as its internal project quoting tool, increased variable commissions and bonus of $306, and higher payroll related costs and taxes of $154.

Restructuring expense, net and asset impairments of $879 in 2019 primarily related to severance, equipment moving expenses and contract termination costs, partially offset by a gain on the sales of assets, in connection with the prior-year closure of NobelClad’s manufacturing operations in France.

Operating income increased by $694 compared to 2018 primarily due to improved gross profit in 2019 partially offset by increased general and administrative expenses and selling and distribution expenses in 2019.

Adjusted EBITDA increased due to the factors discussed above. See "Overview" above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2019	2018
Operating income	$7,193	$6,499
Adjustments:
Restructuring expenses	879	1,114
Depreciation	2,664	2,809
Amortization of purchased intangible assets	382	403
Adjusted EBITDA	$11,118	$10,825

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

We declared quarterly dividends aggregating $0.29 per share in 2019 and $0.08 per share in 2018. We pay quarterly dividends subject to capital availability and periodic determinations that cash dividends are in the best interests of our stockholders. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

Debt facilities

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement provides for a $25,000 Capital Expenditure Facility (“Capex Facility") which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. The Capex Facility allowed for advances to fund capital expenditures of the Blum expansion project during year one of the credit facility. In March 2019, the Capex Facility converted from a revolving loan to a term loan amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In 2019, we prepaid an additional $7,000 above the required amortization amount. The credit facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.

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

As of December 31, 2019, U.S. dollar revolving loans of zero and borrowings of $14,875 on the Capital Expenditure facility were outstanding under our credit facility and our available borrowing capacity was $50,000.

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of any trailing four quarter period to the Consolidated Pro Forma EBITDA for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0. The actual leverage ratio as of December 31, 2019, calculated in accordance with the 2015 syndicated credit facility, as amended, was 0.2 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges (as defined in the agreement). Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended December 31, 2019, was 8.7 to 1.0.

As of December 31, 2019, we were in compliance with all financial covenants and other provisions of our credit facilities.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000.

Other contractual obligations and commitments

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2019:

	Payment Due by Period
	As of December 31, 2019
	Less than			More than
Other Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Credit facility (1)	$3,125	$11,750	$—	$—	$14,875
Operating lease obligations (2)	1,716	3,419	2,696	6,866	14,697
Purchase obligations (3)	12,558	—	—	—	12,558
Total	$17,399	$15,169	$2,696	$6,866	$42,130

(1)  Represents outstanding borrowings under our credit facility. For more information about our debt obligations, see Note 3 "Debt" to our Consolidated Financial Statements.

(2) The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2019. Our operating lease obligations are described in Note 2 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements.

(3)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in the accompanying Consolidated Balance Sheets.

Cash flows from operating activities

Net cash provided by operating activities was $64,594 in 2019 compared with $27,638 in 2018. The increase primarily was due to higher net income in 2019 combined with lower cash used for working capital in 2019 compared with 2018.

Cash flows used in investing activities

Net cash used in investing activities in 2019 totaled $25,947 and primarily consisted of acquisition of property, plant and equipment of $19,785 for DynaEnergetics and $5,560 for NobelClad. Net cash used in investing activities in 2018 totaled $45,095 and primarily consisted of acquisition of property, plant and equipment of $41,041 for DynaEnergetics and $2,281 for NobelClad. The decrease in capital expenditures in 2019 versus 2018 principally related to the 2018 expansion of DynaEnergetics’ manufacturing, administrative and sales office in Blum, Texas.

Cash flows from financing activities

Net cash used in financing activities for 2019 totaled $30,562, which included net repayments on revolving loans of $17,129, repayments on the Capex Facility of $10,125, treasury stock purchases of $1,103, and payment of quarterly dividends of $2,762.

Net cash provided by financing activities for 2018 totaled $21,858, which included borrowings on the Capex Facility of $25,000 partially offset by net repayments on revolving loans of $1,628 and payment of quarterly dividends of $1,189.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are revenue recognition, asset impairments, intangible assets, and income taxes. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates as additional information becomes known. We believe the following to be our most critical accounting policies.

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

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different goods by segment to determine the appropriate basis for revenue recognition, as described below. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers. On occasion, NobelClad and DynaEnergetics may require customers to make advance payments prior to the shipment of goods. We record such payments as contract liabilities in our Consolidated Balance Sheets.

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

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

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

Other than the impairment of assets associated with ceasing DynaEnergetics' operations in Tyumen, Siberia, there were no indicators of impairment of finite-lived assets for 2019. There were no indicators of impairment of finite-lived assets for 2018. In association with the 2017 goodwill impairments, we tested finite-lived assets for impairment, and found that the carrying amounts of assets at the lowest level of identifiable cash flows, in this case our reporting units, are fully recoverable.

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

Off Balance Sheet Arrangements

At December 31, 2019, we had no off-balance sheet arrangements, as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Please refer to Note 2 "Significant Accounting Policies" to our Consolidated Financial Statements in this annual report for a discussion of recent accounting pronouncements and their anticipated effect on our business.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our Consolidated Financial Statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our Consolidated Balance Sheets, either positively or negatively. Sales made in currencies other than U.S. dollars accounted for 12%, 21%, and 28% of total sales for the years ended 2019, 2018, and 2017, respectively. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

We use foreign currency forward contracts to offset foreign exchange rate fluctuation on foreign currency denominated asset and liability positions. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the asset and liability positions being hedged. As such, these forward currency contracts and the offsetting underlying asset and liability positions do not create material market risk. The notional amount of the foreign exchange contracts at December 31, 2019 and 2018 was $22,860 and $7,008, respectively.

Interest Rate Risk

The company's interest expense, in part, is sensitive to the general level of interest rates in North America and Europe. At December 31, 2019, all of the company's debt was subject to variable interest rates. A one percentage point change in average interest rates would cause interest expense, net in 2019 to increase by $284. This was determined by considering the impact of a hypothetical interest rate on the company's average outstanding variable debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

ITEM 8.                Financial Statements and Supplementary Data

DMC GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2019 and 2018 and for Each of the Three Years Ended
December 31, 2019, 2018 and 2017

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DMC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DMC Global Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2020 expressed an unqualified opinion thereon.
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

Denver, Colorado
February 24, 2020

DMC GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$20,353	$13,375
Accounts receivable, net of allowance for doubtful accounts of $967 and $513, respectively	60,855	59,709
Inventories	53,728	51,074
Prepaid expenses and other	9,417	8,058
Total current assets	144,353	132,216
Property, plant and equipment	174,741	160,725
Less - accumulated depreciation	(66,507)	(65,585)
Property, plant and equipment, net	108,234	95,140
Purchased intangible assets, net	5,880	8,589
Deferred tax assets	3,836	4,001
Other assets	15,118	472
Total assets	$277,421	$240,418

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,758	$24,243
Accrued expenses	6,903	8,967
Accrued anti-dumping penalties	—	8,000
Dividend payable	1,866	295
Accrued income taxes	9,651	9,545
Accrued employee compensation and benefits	10,668	9,250
Contract liabilities	2,736	1,140
Current portion of long-term debt	3,125	3,125
Other current liabilities	1,716	—
Total current liabilities	71,423	64,565
Long-term debt	11,147	38,230
Deferred tax liabilities	3,786	379
Other long-term liabilities	18,924	2,958
Total liabilities	105,280	106,132
Commitments and Contingencies (Note 8)
Stockholders' Equity:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,652,675 and 14,905,776 shares outstanding, respectively	756	749
Additional paid-in capital	85,639	80,077
Retained earnings	119,002	89,291
Other cumulative comprehensive loss	(25,803)	(35,014)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 464,532 and 82,186 shares, respectively	(7,453)	(817)
Total stockholders' equity	172,141	134,286
Total liabilities and stockholders' equity	277,421	240,418

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$397,550	$326,429	$192,803
Cost of products sold	252,627	215,734	133,412
Gross profit	144,923	110,695	59,391
Costs and expenses:
General and administrative expenses	37,976	38,452	27,135
Selling and distribution expenses	27,475	22,761	18,589
Amortization of purchased intangible assets	1,544	2,944	4,060
Restructuring expenses, net and asset impairments	19,503	1,114	4,283
Anti-dumping duty penalties	—	8,000	—
Goodwill impairment charge	—	—	17,584
Total costs and expenses	86,498	73,271	71,651
Operating income (loss)	58,425	37,424	(12,260)
Other expense:
Other expense, net	(169)	(1,202)	(1,376)
Interest expense, net	(1,554)	(1,615)	(1,648)
Income (loss) before income taxes	56,702	34,607	(15,284)
Income tax provision	22,661	4,134	3,569
Net income (loss)	34,041	30,473	(18,853)

Net income (loss) per share:
Basic	$2.29	$2.05	$(1.31)
Diluted	$2.28	$2.04	$(1.31)
Weighted-average shares outstanding:
Basic	14,579,608	14,529,745	14,346,851
Diluted	14,655,350	14,620,635	14,346,851

Dividends declared per common share	$0.29	$0.08	$0.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Year Ended December 31,
	2019	2018	2017
Net income (loss)	$34,041	$30,473	$(18,853)

Change in cumulative foreign currency translation adjustment	(1,209)	(4,195)	10,695
Reclassification of DynaEnergetics Siberia cumulative translation loss to Statement of Operations upon substantial liquidation	10,420	—	—

Total comprehensive income (loss)	$43,252	$26,278	$(8,158)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)

					Other	Treasury Stock, at cost, and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2016	14,498,737	$725	$73,116	$80,107	$(41,514)	(2,378)	$(25)	$112,409
Net loss	—	—	—	(18,853)	—	—	—	(18,853)
Change in cumulative foreign currency translation adjustment	—	—	—	—	10,695	—	—	10,695
Shares issued in connection with stock compensation plans	323,064	16	280	—	—	—	—	296
Stock-based compensation	—	—	2,750	—	—	—	—	2,750
Dividends declared	—	—	—	(1,180)	—	—	—	(1,180)
Treasury stock purchases	—	—	—	—	—	(37,405)	(337)	(337)
Balances, December 31, 2017	14,821,801	$741	$76,146	$60,074	$(30,819)	(39,783)	$(362)	$105,780
Net income	—	—	—	30,473	—	—	—	30,473
Change in cumulative foreign currency translation adjustment	—	—	—	—	(4,195)	—	—	(4,195)
Shares issued in connection with stock compensation plans	166,161	8	434	—	—	—	—	442
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	3,497	—	—	—	—	3,497
Dividends declared	—	—	—	(1,191)	—	—	—	(1,191)
Treasury stock purchases	—	—	—	—	—	(42,403)	(455)	(455)
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286
Net income	—	—	—	34,041	—	—	—	34,041
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,209)	—	—	(1,209)
Reclassification of DynaEnergetics Siberia cumulative translation loss to Statement of Operations upon substantial liquidation	—	—	—	—	10,420	—	—	10,420
Shares issued in connection with stock compensation plans	129,245	7	550	—	—	7,502	—	557
Stock-based compensation	—	—	5,012	—	—	—	—	5,012
Dividends declared	—	—	—	(4,330)	—	—	—	(4,330)
Treasury stock activity	—	—	—	—	—	(389,848)	(6,636)	(6,636)
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	$(7,453)	$172,141
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows provided by operating activities:
Net income (loss)	$34,041	$30,473	$(18,853)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	8,316	6,576	6,506
Amortization of purchased intangible assets	1,544	2,944	4,060
Amortization and write-off of deferred debt issuance costs	178	314	390
Stock-based compensation	5,204	3,580	2,975
Deferred income tax benefit	4,289	(3,653)	(556)
Loss on disposal of property, plant and equipment	530	78	125
Restructuring and asset impairment expenses	19,503	1,114	4,283
Goodwill impairment charge	—	—	17,584
Transition tax liability	—	(679)	946
Change in:
Accounts receivable, net	(1,221)	(11,409)	(14,425)
Inventories	(2,671)	(16,610)	(5,294)
Prepaid expenses and other	(5,724)	491	(440)
Accounts payable	10,145	2,197	5,216
Contract liabilities	1,603	(4,721)	3,207
Accrued anti-dumping duties and penalties	(8,000)	4,391	(2,941)
Accrued expenses and other liabilities	(3,143)	12,552	3,964
Net cash provided by operating activities	64,594	27,638	6,747
Cash flows used in investing activities:
Acquisition of property, plant and equipment	(27,210)	(45,095)	(6,186)
Proceeds on sale of property, plant and equipment	1,263	—	2
Net cash used in investing activities	(25,947)	(45,095)	(6,184)
Cash flows provided by (used in) financing activities:
(Payments) borrowings on revolving loans, net	(17,129)	(1,628)	2,000
(Payments) borrowings on capital expenditure facility	(10,125)	25,000	—
Payment of dividends	(2,762)	(1,189)	(1,174)
Payment of deferred debt issuance costs	—	(314)	(138)
Net proceeds from issuance of common stock to employees and directors	557	442	296
Treasury stock purchases	(1,103)	(453)	(337)
Net cash provided by (used in) financing activities	(30,562)	21,858	647

Effects of exchange rates on cash	(1,107)	(9)	1,354

Net increase in cash and cash equivalents	6,978	4,392	2,564
Cash and cash equivalents, beginning of the period	13,375	8,983	6,419
Cash and cash equivalents, end of the period	20,353	13,375	8,983

Supplemental disclosure of cash flow information:
Non-cash lease liabilities arising from obtaining right-of-use assets	$8,821	$—	$—
Cash paid during the period for -
Interest	$1,445	$1,383	$1,150
Income taxes, net	$20,995	$1,284	$124
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(Amounts in Thousands, Except Share and Per Share Data)

1.    ORGANIZATION AND BUSINESS

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware in 1997. DMC is a diversified holding company headquartered in Broomfield, Colorado and has manufacturing facilities in the United States and Germany. DMC’s portfolio currently consists of two businesses: DynaEnergetics and NobelClad, which collectively address the energy, industrial processing and transportation markets. DynaEnergetics is an international developer, manufacturer and marketer of advanced explosive components and systems used to perforate oil and gas wells. NobelClad is a leading global manufacturer of explosion-welded clad metal plates, which are used to fabricate capital equipment utilized within various process industries and other industrial sectors.

DMC’s objective is to identify well-run businesses and strong management teams and support them with long-term capital and strategic, legal, technology and operating resources. Our approach helps our portfolio companies grow core businesses, launch new initiatives, upgrade technologies and systems to support their long-term strategy, and make acquisitions that improve their competitive positions and expand their markets. DMC’s culture is to foster local innovation versus centralized control and to stand behind our businesses in ways that truly add value.

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

Foreign Operations and Foreign Exchange Rate Risk

The functional currency of our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the Statements of Operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars are referred to as translation adjustments. Translation adjustments are recorded as a separate component of stockholders’ equity and are included in other cumulative comprehensive loss. Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in "Other expense, net" as unrealized, based on period-end exchange rates, or realized, upon settlement of the transaction. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances in the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

Cash and Cash Equivalents

For purposes of the Consolidated Financial Statements, we consider highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

We review our accounts receivable balance routinely to identify any specific customers with collectability issues. In circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we record a specific allowance for doubtful accounts (with the offsetting expense charged to selling and distribution expenses in our Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Significant cost elements included in inventory are material, labor, freight, subcontract costs, and manufacturing overhead. As necessary, we write down inventory to its net realizable value by recording provisions for excess, slow moving and obsolete inventory. We regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Inventories consisted of the following at December 31:

	2019	2018
Raw materials	$26,173	$26,544
Work-in-process	12,194	7,157
Finished goods	15,045	16,904
Supplies	316	469
	$53,728	$51,074

Shipping and handling costs incurred by us upon shipment from our manufacturing facilities directly to customers are included in "Cost of products sold" while shipping and handling costs incurred by us upon shipment from our distribution centers to customers are included in "Selling and distribution expenses" in the accompanying Consolidated Statements of Operations.

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

Buildings and improvements	15-30 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years

Gross property, plant and equipment consist of the following at December 31:

	2019	2018
Land	$3,551	$3,794
Buildings and improvements	58,069	58,045
Manufacturing equipment and tooling	72,081	51,955
Furniture, fixtures and computer equipment	21,683	21,061
Other	6,041	5,762
Construction in process	13,316	20,108
	$174,741	$160,725

The increase in gross property, plant and equipment in 2019 versus 2018 primarily related to additional construction at DynaEnergetics' 74,000 square foot manufacturing assembly and administrative space on its manufacturing campus in Blum, Texas.

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

For the year ended December 31, 2019, we recognized an impairment charge of approximately $6,231 (recorded in “Restructuring expenses, net and asset impairments”) associated with ceasing DynaEnergetics' operations in Tyumen, Siberia related to production assets. The fair value of applicable Russian assets upon which an impairment charge was taken was primarily based upon the Company's estimates of fair value of the assets as we negotiated disposal of the assets. For the year ended December 31, 2018, no impairments were recorded. For the year ended December 31, 2017, we recognized an impairment charge of approximately $1,241 (recorded in “Restructuring expenses, net and asset impairments”) associated with restructuring our NobelClad operations in France, related to assets used in the explosion cladding process. The fair value of applicable French assets upon which an impairment charge was recorded was primarily based upon the utilization of a third-party appraiser. Refer to Note 9 “Restructuring and Asset Impairments” for additional discussion.

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

In the third quarter of 2017, NobelClad experienced a significant decline in its small size core maintenance bookings within the oil and gas industry. Additionally, certain large petrochemical projects forecasted to ship in the subsequent 12 months were delayed, and uncertainty existed as to the ultimate timing of booking and shipping these potential orders. As a result, we determined that a potential indicator of goodwill impairment existed during the third quarter of 2017. We calculated the fair value of NobelClad using a discounted cash flow analysis, compared the value to the carrying value of the NobelClad reporting unit, and found that the carrying value exceeded the fair value by more than the book value of goodwill. During the quarter ended September 30, 2017, we recorded an impairment charge of $17,584 to fully impair all goodwill related to this reporting unit.

Purchased Intangible Assets

Our purchased intangible assets include finite-lived core technology, customer relationships and trademarks/trade names. For purchased intangible assets, we performed an assessment of recoverability in accordance with the general valuation requirements set forth under ASC 360, “Accounting for the Impairment of Long-Lived Assets.” If impairment indicators are present, estimated undiscounted future cash flows associated with applicable assets or operations are compared with their carrying value to determine if a write-down to fair value is required. For the year ended December 31, 2019, we recognized an impairment charge of approximately $238 (recorded in “Restructuring expenses, net and asset impairments”) to fully impair the net value of customer relationship assets associated with DynaEnergetics Siberia after ceasing DynaEnergetics' operations in Tyumen, Siberia. For the years ended December 31, 2018 and 2017, there were no impairments of purchased intangible assets.

Finite-lived intangible assets are amortized over the estimated useful life of the related assets which have a remaining weighted average amortization period of approximately eight years in total. The remaining weighted average amortization periods of the intangible assets by asset category are as follows:

Core technology	8 years
Customer relationships	4 months

Our purchased intangible assets, other than goodwill, consisted of the following as of December 31, 2019:

	Gross	Accumulated Amortization	Net
Core technology	$17,717	$(11,837)	$5,880
Customer relationships	35,091	(35,091)	—
Trademarks / Trade names	1,988	(1,988)	—
Total intangible assets	$54,796	$(48,916)	$5,880

Our purchased intangible assets, other than goodwill, consisted of the following as of December 31, 2018:

	Gross	Accumulated Amortization	Net
Core technology	$18,916	$(10,866)	$8,050
Customer relationships	37,122	(36,583)	539
Trademarks / Trade names	2,031	(2,031)	—
Total intangible assets	$58,069	$(49,480)	$8,589

The change in the gross value of our purchased intangible assets at December 31, 2019 from December 31, 2018 was due to the impairment of customer relationship assets associated with DynaEnergetics Siberia, foreign currency translation, and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other intangible assets related to the historical acquisition.

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2020	$1,126
2021	872
2022	692
2023	692
2024	676
Thereafter	1,822
$5,880

Leases

On January 1, 2019, the Company adopted a new accounting standard, as amended, that requires the Company to record assets and liabilities on the balance sheet for lease-related rights and obligations and disclose key information about its leasing arrangements. The Company elected the modified retrospective approach upon adoption and elected the package of practical expedients available under the new standard. This new standard establishes a right-of-use (“ROU”) model that requires the Company to recognize ROU assets and lease liabilities on the balance sheet for all leases with a term longer than 12 months at commencement of the lease. Leases are classified as financing or operating, with classification affecting the pattern of expense recognition in the Consolidated Statement of Operations.

The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. Until the end of 2018, our leases of property, plant and equipment were classified as operating leases, and payments made under operating leases were charged to the Consolidated Statement of Operations on a straight-line basis. Upon adoption of the new lease standard on January 1, 2019, the Company recognized ROU assets and lease liabilities in relation to the leases which had previously been classified as operating leases.

The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. ROU assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any, with the classification affecting the pattern of expense recognition. ROU assets are amortized on a straight line basis to the Consolidated Statement of Operations. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and non-lease components within the Company’s lease agreements are accounted for together. The Company has no leases in which the Company is the lessor.

Nearly all of the Company’s leasing arrangements are classified as operating leases. As of December 31, 2019, the total ROU assets and lease liabilities for operating leases were $10,423 and $11,493, respectively. The ROU assets of $10,423 was included in “Other assets” while $1,716 of the lease liabilities were reported in “Other current liabilities” and $9,777 was reported in “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. The Company’s financing leases were not material as of December 31, 2019. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Total operating lease expense included in in the Company’s Consolidated Statements of Income was $4,012, $2,840 and $2,988 for the years ended December 31, 2019, 2018, and 2017, respectively. Short term and variable lease costs were not material for the year-ended December 31, 2019.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU assets and lease liability due to the likelihood of renewal

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

December 31, 2019
Weighted average remaining lease term (in years)	8.97
Weighted average discount rate	5.2%

The following table represents maturities of operating lease liabilities as of December 31, 2019:

Due within 1 year	$1,716
Due after 1 year through 2 years	1,846
Due after 2 years through 3 years	1,573
Due after 3 years through 4 years	1,428
Due after 4 years through 5 years	1,268
Thereafter	6,866
Total future minimum lease payments	14,697
Less imputed interest	(3,204)
Total	$11,493

Contract Liabilities

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows at December 31:

	2019	2018
NobelClad	$1,427	$922
DynaEnergetics	1,309	218
Total	$2,736	$1,140

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Approximately 90% of the $1,140 recorded as contract liabilities at December 31, 2018, was recorded to net sales during the year ended December 31, 2019.

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

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different products by segment to determine the appropriate basis for revenue recognition, as described below. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers.

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

For the years ended December 31, 2019, 2018 and 2017, we recorded $575, $282, and $306 of bad debt expense, respectively.

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

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

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

Research and Development

Research and development costs include expenses associated with developing new products and processes as well as improvements to current manufacturing processes. Research and development costs are included in our cost of products sold and were as follows for the years ended December 31:

	2019	2018	2017
DynaEnergetics research and development costs	$7,057	$5,932	$4,335
NobelClad research and development costs	1,393	1,278	833
Total research and development costs	$8,450	$7,210	$5,168

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

Basic EPS is then calculated by dividing net income (loss) available to common shareholders of the Company by the weighted‑average number of common shares outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. For the periods presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

EPS was calculated as follows for the years ended December 31:

	2019	2018	2017
Net income (loss) as reported	$34,041	$30,473	$(18,853)
Less: Distributed net income available to participating securities	(85)	(27)	—
Less: Undistributed net income available to participating securities	(582)	(666)	—
Numerator for basic net income per share:	33,374	29,780	(18,853)
Add: Undistributed net income allocated to participating securities	582	666	—
Less: Undistributed net income reallocated to participating securities	(579)	(662)	—
Numerator for diluted net income per share:	33,377	29,784	(18,853)
Denominator:
Weighted average shares outstanding for basic net income per share	14,579,608	14,529,745	14,346,851
Effect of dilutive securities	75,742	90,890	—
Weighted average shares outstanding for diluted net income per share	14,655,350	14,620,635	14,346,851
Net income (loss) per share:
Basic	$2.29	$2.05	$(1.31)
Diluted	$2.28	$2.04	$(1.31)

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

The carrying value of accounts receivable and payable, accrued expenses, revolving loans under our credit facility and borrowings under our capital expenditure facility approximate their fair value. Our revolving loans and borrowings under our capital expenditure facility reset each month at market interest rates. All of these items are considered Level 1 assets and liabilities.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these investments as Level 2 in the fair value hierarchy. Money market funds and mutual funds held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities, and therefore we classify these assets as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of December 31, 2019 or December 31, 2018. The asset impairment charges recorded in the fourth quarters of 2019 and 2018 and the goodwill impairment charge recorded in the third quarter of 2017 were calculated using Level 3 inputs.

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

See Note 5 "Income Taxes" for further information on our income taxes.

Concentration of Credit Risk and Off Balance Sheet Arrangements

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables. At December 31, 2019, we had no financial instruments with off-balance sheet risk of accounting losses.

Other Cumulative Comprehensive Loss

Other cumulative comprehensive loss as of December 31, 2019, 2018, and 2017 consisted entirely of currency translation adjustments including those in intra-entity foreign currency transactions that are classified as long-term investments. During 2019, the Company substantially liquidated the assets and liabilities of DynaEnergetics Siberia, as defined by U.S. GAAP, and as a result the cumulative foreign currency translation losses were reclassified to "Restructuring expenses, net and asset impairments" in the Consolidated Statement of Operations from "Other cumulative comprehensive loss" in the Consolidated Balance Sheets. Refer to Note 9 "Restructuring and Asset Impairments" for additional discussion.

Recent Accounting Pronouncements

In June 2016, the FASB issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company will adopt the new standard on January 1, 2020. The Company's financial instruments within the scope of this guidance primarily include trade receivables, and management does not expect a material impact to its financial statements upon adoption in 2020.

3.      DEBT

Outstanding borrowings consisted of the following at December 31:

	2019	2018
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$17,128
Capital expenditure facility	14,875	25,000
Outstanding borrowings	14,875	42,128
Less: debt issuance costs	(603)	(773)
Total debt	14,272	41,355
Less: current portion of long-term debt	(3,125)	(3,125)
Long-term debt	$11,147	$38,230

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The new credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement includes a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. In March 2019, the Capex Facility converted from a revolving loan to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In 2019, we prepaid an additional $7,000 above the required amortization amount. The credit facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $50,000 revolving loan limit can be in the form of one, two, three, or six month London Interbank Offered Rate (“LIBOR”) loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All revolving loan borrowings and repayments have been in the form of one- or two-month loans and are reported on a net basis in our Consolidated Statements of Cash Flows.

Borrowings under the $20,000 alternate currency sublimit can be in euros, Canadian dollars, pounds sterling, and in any other currency acceptable to the administrative agent. Alternative currency borrowings denominated in euros, pounds sterling, and any other currency that is dealt with on the London Interbank Deposit Market shall be comprised of LIBOR loans and bear interest at the LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). We did not make any borrowings during 2019 or 2018 under the alternative currency sublimit.

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of December 31, 2019, we were in compliance with all financial covenants and other provisions of our debt agreements.

Line of Credit with German Bank

We maintain a line of credit with a German bank for our NobelClad and DynaEnergetics operations in Europe. This line of credit provides a borrowing capacity of €4,000 and is also used to issue bank guarantees to customers to secure advance payments made by them. As of December 31, 2019, we had no outstanding borrowings under this line of credit and bank guarantees of €2,808 secured by the line of credit. The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2019 was 3.33%. The line of credit has open-ended terms and can be canceled by the bank at any time.

Debt Issuance Costs

Included in long-term debt are deferred debt issuance costs of $603 and $773 as of December 31, 2019 and 2018, respectively. Upon entering into the credit facility on March 8, 2018, we wrote off $159 of previously deferred debt issuance costs and incurred $821 of additional costs. Debt issuance costs of $507 were paid directly by the administrative agent and increased outstanding amounts under U.S. dollar revolving loans, and debt issuance costs of $314 were paid by the Company. Deferred debt issuance costs are being amortized over the remaining term of the credit facility, which expires on March 8, 2023.

4. STOCK OWNERSHIP AND BENEFIT PLANS

Our stock-based compensation expense results from restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance share units ("PSUs"), and stock issued under the Employee Stock Purchase Plan. The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31:

	2019	2018	2017
Cost of products sold	$620	$342	$282
General and administrative expenses	4,052	2,862	2,337
Selling and distribution expenses	532	376	356
Stock-based compensation expense, net of income taxes	5,204	3,580	2,975

Earnings per share impact
Basic	$0.36	$0.25	$0.21
Diluted	$0.36	$0.24	$0.21

On November 4, 2016, our stockholders approved the 2016 Omnibus Incentive Plan (“2016 Plan”). The 2016 Plan provides for the granting of various types of equity-based incentives, including stock options, RSAs, RSUs, stock appreciation rights, performance shares, performance units, other stock-based awards, and cash-based awards. Our stockholders approved a total of 5,000,000 shares available for grant under the 2016 Plan, less 1,639,881 of RSAs and RSUs previously granted under the 2006 Stock Incentive Plan ("2006 Plan") as of the 2006 Plan's expiration of September 21, 2016. As of the inception of the 2016 plan on September 21, 2016, 3,360,119 shares were available for grant under the 2016 Plan. As of December 31, 2019, we have granted RSAs, RSUs, and PSUs representing an aggregate of 661,672 shares of stock under the 2016 Plan, and 2,698,447 shares are available for future grant.

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

A summary of the activity of our nonvested shares of RSAs issued under the 2016 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	256,068	$15.31
Granted	102,817	25.11
Vested	(63,288)	14.89
Forfeited	(5,666)	19.26
Balance at December 31, 2018	289,931	$18.81
Granted	75,531	48.74
Vested	(71,317)	24.67
Forfeited	(2,665)	18.65
Balance at December 31, 2019	291,480	$25.12

A summary of the activity of our nonvested shares of RSAs issued under the 2006 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	153,030	$15.14
Vested	(71,223)	10.03
Forfeited	(18,772)	8.40
Balance at December 31, 2018	63,035	$22.91
Vested	(62,537)	8.65
Forfeited	(498)	6.22
Balance at December 31, 2019	—	$—

A summary of the activity of our nonvested RSUs issued under the 2016 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	72,500	$15.62
Granted	36,000	21.88
Vested	(13,175)	15.61
Balance at December 31, 2018	95,325	$17.99
Granted	25,576	45.97
Vested	(28,843)	18.16
Forfeited	(4,999)	19.67
Balance at December 31, 2019	87,059	$26.05

A summary of the activity of our nonvested RSUs issued under the 2006 Plan is as follows:

	Share Units	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	58,398	$13.42
Vested	(32,069)	10.74
Balance at December 31, 2018	26,329	$16.69
Vested	(26,329)	6.96
Balance at December 31, 2019	—	$—

A summary of the activity of our nonvested PSUs issued under the 2016 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2017	23,000	$18.18
Granted	23,000	26.47
Balance at December 31, 2018	46,000	$22.32
Granted	17,640	60.75
Balance at December 31, 2019	63,640	$32.97

 As of December 31, 2019, total unrecognized stock-based compensation related to unvested awards was as follows:

	Unrecognized stock compensation	Weighted-average recognition period
Unvested RSAs	$4,241	1.8 years
Unvested RSUs	$1,282	1.6 years
Unvested PSUs	$1,192	1.1 years

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) pursuant to which we are authorized to issue up to 850,000 shares of DMC common stock, of which 224,812 shares remain available for future purchase as of December 31, 2019. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the Offering Date (“Purchase Date”). The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase stock at the lesser of 85% of the fair market value of the stock on the Offering Date or the Purchase Date. In connection with the ESPP, 16,553, 18,100, and 26,519 shares of our stock were purchased during the years ended December 31, 2019, 2018, and 2017, respectively. Our total stock-based compensation expense for 2019, 2018, and 2017 includes $159, $121, and $92, respectively, in compensation expense associated with the ESPP.

401(k) Plan

We offer a contributory 401(k) plan to our employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee. Total DMC contributions were $1,156, $828, and $511 for the years ended December 31, 2019, 2018 and 2017, respectively.

Deferred Compensation Plan

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

The Plan provides for deferred compensation obligations to be settled either by delivery of a fixed number of shares of DMC’s common stock or in cash, in accordance with participant contributions and elections. For deferred equity awards, subsequent to equity award vesting and after a period prescribed by the Plan, participants can elect to diversify contributions of equity awards into other investment options available to Plan participants. Once diversified, contributions of equity awards will be settled by delivery of cash.

During the second quarter of 2019, the Company established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested RSAs, vested company stock awards, company-owned life insurance (“COLI”) on certain employees, and money market and mutual funds. Unvested RSAs and common stock held by the trust are reflected in the Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value, and the balance of $4,461 as of December 31, 2019 is reflected in the Consolidated Balance Sheets within “Other assets”, and subsequent increases or decreases in the fair values of the assets are recorded as compensation expense or benefit, respectively, within “General and administrative expenses” in the Consolidated Statements of Operations.

Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the Plan and the balance of $6,090 as of December 31, 2019 is reflected in the Consolidated Balance Sheets within “Other long-term liabilities.” These obligations are adjusted based on changes in value of the underlying investment options chosen by Plan participants. Deferred compensation obligations that will be settled by delivery of a fixed number of previously vested shares of the Company’s common stock are reflected in the Consolidated Statements of Stockholders’ Equity within “Common stock” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.

Defined Benefit Plans

We have defined benefit pension plans at certain foreign subsidiaries for which we have recorded an unfunded pension obligation of $2,079 and $1,708 as of December 31, 2019 and 2018, respectively, which is included in other long-term liabilities in the Consolidated Balance Sheets. All necessary adjustments to the obligation are based upon actuarial calculations and the service cost component is recorded within "General and administrative expenses" while all other costs are included within "Other expense, net" in the Consolidated Statements of Operations. We recognized expense of $406, $406 and $10 for the years ended December 31, 2019, 2018 and 2017, respectively.

5.    INCOME TAXES

The domestic and foreign components of income (loss) before taxes for our operations consist of the following for the years ended December 31:

	2019	2018	2017
Domestic	$33,837	$9,399	$(5,942)
Foreign	22,865	25,208	(9,342)

Total income (loss) before income taxes	$56,702	$34,607	$(15,284)

The components of the provision (benefit) for income taxes consist of the following for the years ended December 31:

	2019	2018	2017
Current – Federal	$4,543	$444	$946
Current – State	557	371	91
Current – Foreign	13,272	6,972	3,088

Current income tax expense	18,372	7,787	4,125

Deferred – Federal	1,770	98	(393)
Deferred – State	(290)	—	(5)
Deferred -– Foreign	2,809	(3,751)	(158)

Deferred income tax expense (benefit)	4,289	(3,653)	(556)

Income tax provision	$22,661	$4,134	$3,569

Our deferred tax assets and liabilities consist of the following at December 31:

	2019	2018
Deferred tax assets:
Net operating loss carryforward	$9,138	$8,843
Inventory differences	721	695
Equity compensation	1,203	952
Investment in subsidiaries	2,300	2,861
Restructuring	7	12
Purchased goodwill	1,807	2,516
Accrued employee compensation and benefits	2,945	1,459
Lease liabilities	2,259	—
Other, net	134	57
Gross deferred tax assets	20,514	17,395
Less valuation allowances	(9,680)	(9,143)
Total deferred tax assets	10,834	8,252

Deferred tax liabilities:
Purchased intangible assets and goodwill	(987)	(1,566)
Depreciation and amortization	(7,366)	(2,783)
Right of use assets	(1,997)	—
Other, net	(434)	(281)
Total deferred tax liabilities	(10,784)	(4,630)

Net deferred tax assets	$50	$3,622

As of December 31, 2019, we had loss carryforwards for tax purposes totaling approximately $60,834, comprised of $53,411 foreign and $7,423 domestic state loss carryforwards, which will be available to offset future taxable income in certain jurisdictions. Certain losses can be carried forward indefinitely, while the remainder generally have carryforward periods of 5 to 20 years, depending on jurisdiction. We have analyzed the net operating losses and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. At December 31, 2018, the Company was no longer in a consolidated three-year cumulative loss position. Accordingly, we evaluated deferred tax assets at the jurisdictional level and released valuation allowances of $5,818 in jurisdictions where we believe sufficient future taxable income will be generated to use existing deferred tax assets. We continue to record valuation allowances against deferred tax assets where we do not believe sufficient future taxable income will be generated to use existing deferred tax assets. Accordingly, in 2019 we recorded a net increase of $537 to the valuation allowance comprised of changes principally in Germany and Russia. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if positive evidence such as current and expected future taxable income outweighs negative evidence.

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 21% in 2019 and 2018 and 35% in 2017 to income before taxes is as follows for the years ended December 31:

	2019	2018	2017
Statutory U.S. federal income tax	$11,907	$7,268	$(5,350)
U.S. state income tax, net of federal benefit	492	430	305
U.S. TCJA - net impact	—	(604)	4,435
Foreign rate differential	4,257	3,054	(1,728)
Tax audit adjustments	—	(11)	426
Equity compensation	(1,469)	(156)	(52)
Deemed repatriation of foreign earnings	187	281	—
Impairment of goodwill		—	239
Non-deductible penalties	—	1,686	1
DynaEnergetics Siberia shut down	6,193	—	—
Other	561	1,046	(95)
Change in valuation allowances	533	(8,860)	5,388

Provision for income taxes	$22,661	$4,134	$3,569

The Tax Cuts and Jobs Act (“TCJA”) was enacted in December 2017. Among other things, the TCJA reduced the U.S. federal corporate tax rate from 35% to 21% beginning in 2018, required companies to pay a one-time transition tax on unremitted earnings of non-U.S. subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings.

We recorded a provisional obligation and additional income tax expense of $946 in 2017, which was reduced to $343 in 2018 in response to additional guidance received from the Internal Revenue Service (“IRS”) and upon completion of certain E&P calculations. There were no additional changes in the fourth quarter of 2018 to the amount previously calculated. The Company has elected to pay this liability over eight years. As of December 31, 2019, we reflected $233 in other long term liabilities.

DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. During the fourth quarter, our German operating entities commenced a tax audit for fiscal years 2015 through 2017. If any issues addressed in the audit are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in future periods.

DMC’s U.S. federal tax returns are open for examination for the tax years 2016 onward. Most of DMC’s state tax returns remain open to examination for the tax years 2015 onward. DMC’s foreign tax returns generally remain open to examination for the tax years 2015 onward, depending on jurisdiction.

At December 31, 2019 and 2018, the balance of unrecognized tax benefits was zero. We recognize interest and penalties related to uncertain tax positions in operating expense. As of December 31, 2019 and 2018, our accrual for interest and penalties related to uncertain tax positions was zero.

The TCJA provides that foreign earnings generally can be repatriated to the U.S. without federal tax consequence. We have reassessed the assertion that cumulative earnings by our foreign subsidiaries are indefinitely reinvested. We continue to permanently reinvest the earnings of our international subsidiaries and therefore we do not provide for U.S. income taxes or withholding taxes that could result from the distribution of those earnings to the U.S. parent. If any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we could be subject to additional U.S. federal and state income taxes. Due to the multiple avenues in which earnings can be repatriated, and because a large portion of these earnings are not liquid, it is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

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

Segment information is as follows as of and for the years ended December 31:

	2019	2018	2017
Net sales:
DynaEnergetics	$310,424	$237,448	$121,253
NobelClad	87,126	88,981	71,550
Net sales	$397,550	$326,429	$192,803

	2019	2018	2017
Operating income (loss):
DynaEnergetics	$68,781	$44,476	$15,470
NobelClad	7,193	6,499	(17,360)
Segment operating income (loss)	75,974	50,975	(1,890)

Unallocated corporate expenses	(12,345)	(9,971)	(7,395)
Stock-based compensation	(5,204)	(3,580)	(2,975)
Other expense, net	(169)	(1,202)	(1,376)
Interest expense, net	(1,554)	(1,615)	(1,648)
Income (loss) before income taxes	$56,702	$34,607	$(15,284)

	2019	2018	2017
Depreciation and Amortization:
DynaEnergetics	$6,375	$6,308	$6,879
NobelClad	3,046	3,212	3,687
Segment depreciation and amortization	9,421	9,520	10,566
Corporate and other (1)	439	—	—
Consolidated depreciation and amortization	9,860	9,520	$10,566
(1) Prior to 2019, the Company fully allocated corporate and other depreciation to the segments.

	2019	2018	2017
Acquisition of property, plant and equipment
DynaEnergetics	$19,785	$41,041	$4,025
NobelClad	5,560	2,281	1,584
Segment acquisition of property, plant and equipment	25,345	43,322	5,609
Corporate and other	1,865	1,773	577
Consolidated acquisition of property, plant and equipment	$27,210	$45,095	$6,186

	2019	2018
Assets:
DynaEnergetics	$165,775	$151,001
NobelClad	58,205	59,831
Segment assets	223,980	210,832

Cash and cash equivalents	20,353	13,375
Prepaid expenses and other assets	24,535	8,530
Deferred tax assets	3,836	4,001
Corporate property, plant and equipment	4,717	3,680
Consolidated assets	$277,421	$240,418

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows at December 31:

	2019	2018
United States	$76,957	$59,862
Germany	29,499	27,442
Russia	1,495	7,256
Canada	210	198
France	50	377
Rest of the world	23	5
Total	$108,234	$95,140

All of our sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, Canada, and Russia. The following represents our net sales based on the geographic location of the customer for years ended December 31:

	For the years ended December 31,
	2019	2018	2017
United States	$309,826	$221,847	$116,083
Canada	17,688	30,126	23,377
United Arab Emirates	6,614	4,093	1,768
Norway	5,003	990	1,771
Germany	4,900	4,067	5,397
Ukraine	3,824	3,594	1,307
France	3,643	4,581	3,032
Egypt	3,366	2,419	2,721
Oman	3,197	2,112	4,132
South Korea	2,964	2,263	1,173
Russia	2,942	4,117	4,504
Belgium	2,365	3,386	1,628
Netherlands	2,181	2,427	3,088
Australia	2,151	873	1,010
Sweden	2,016	2,339	2,009
Indonesia	1,934	1,201	409
India	1,831	4,291	2,927
Bahrain	1,820	1,065	45
Spain	1,706	1,083	1,126
Rest of the world	17,579	29,555	15,296
Total	$397,550	$326,429	$192,803

During the years ended December 31, 2019 and 2018, no single customer accounted for more than 10% of total net sales. During the year ended December 31, 2017, one customer in our DynaEnergetics segment was responsible for approximately 10% of total net sales.

7. DERIVATIVES

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar and, to a lesser extent, other currencies, arising from inter-company and third party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. During the third quarter of 2017, we began using foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in "Other expense, net" within our Consolidated Statements of Operations.

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

As of December 31, 2019 and 2018, the notional amounts of the forward currency contracts the Company held were $22,860 and $7,008, respectively.  At December 31, 2019 and 2018, the fair values of outstanding foreign currency forward contracts were $0.

The gain or loss recognized on derivatives is as follows for the years ended December 31:

Derivative type	Income Statement Location	2019	2018	2017
Foreign currency contracts	Other expense, net	$(969)	$(77)	$(157)

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

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

The following legal matter was resolved in the second quarter of 2019:

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

Operating Leases and License Agreements

We lease certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable, operating lease agreements. Additionally, we have a license agreement and a risk allocation agreement related to our U.S. NobelClad business to provide us with the ability to perform our explosive shooting process at a second shooting site in Pennsylvania, which we account for as an operating lease. On January 1, 2019, we adopted ASC 842, and recorded assets and liabilities on the balance sheet for these leases. Refer to Note 2 "Summary of Significant Accounting Policies" for further discussion of our lease accounting including our future commitments under those operating lease agreements.

9.      RESTRUCTURING AND ASSET IMPAIRMENTS

DynaEnergetics
During the fourth quarter of 2019, regional shifts in North American drilling and completion activity led DynaEnergetics to close distribution facilities in Canada and Oklahoma and to accelerate a planned consolidation of its perforating system assembly operations in Mt. Braddock, Pennsylvania into its flagship North American facility in Blum, Texas.
During the third quarter of 2019, DynaEnergetics completed a series of capacity expansion initiatives at its manufacturing facilities in North America and Germany. The new capacity improved DynaEnergetics’ operating efficiencies and enabled the business to more effectively serve its global customer base. Capitalizing on its more efficient manufacturing footprint, DynaEnergetics ceased its operations in Tyumen, Siberia in September 2019. During the third and fourth quarters of 2019, the Company released substantially all of its employees inside Russia, sold inventories and certain fixed assets, and proceeded to wind-down the operation. The Company will not resume operations in Russia.
During the third and fourth quarters of 2019, DynaEnergetics recorded non-cash asset impairment charges of $6,231, which was calculated by comparing the estimated fair value less costs to sell to the carrying value of the assets, severance charges of $1,261, and other exit costs of $268 within “Restructuring expenses, net and asset impairments.” Additionally, DynaEnergetics recorded a non-cash inventory write down of $630 within “Cost of products sold” and an accounts receivable write down of $131 within "Selling and distribution expenses" associated with the decision to cease operations in Siberia.
During the fourth quarter of 2019, the Company substantially liquidated the assets and liabilities of DynaEnergetics' Siberian operations, as defined under U.S. GAAP. As a result, the related cumulative foreign currency translation loss of $10,420 was reclassified from the Consolidated Balance Sheets into the Consolidated Statement of Operations and is included within “Restructuring expenses, net and asset impairments.” During 2020, the Company anticipates selling or transferring its remaining fixed assets, collecting outstanding accounts receivable, making final severance payments, and commencing the process to legally dissolve the entity, which is expected to be completed by the end of 2021. As of December 31, 2019, total DynaEnergetics Siberia’s assets classified as held for sale was $734.
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
NobelClad

During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France. During the third quarter of 2018, final approval of the proposed measures was granted by the local workers council, in accordance with applicable French law. NobelClad completed the closure of the Rivesaltes production facility in the fourth quarter of 2018 but maintains its sales and administrative office in France. During the second quarter of 2019, NobelClad sold its production facility and related assets and recognized a gain of $519. During 2019 NobelClad also recorded an additional accrual of $1,166 for known and probable severance liabilities related to employees terminated as part of closing the manufacturing operations in France. The additional severance accrual was recorded based, in part, on a successful appeal of severance benefits by some terminated employees during the second quarter of 2019.
Total restructuring charges incurred for these programs are as follows and are reported in the "Restructuring expenses, net and asset impairments" line item in our Consolidated Statements of Operations for the years ended December 31:

	2019
	Severance	Asset Impairment / (Gain on asset disposals)	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs (1)	Total
DynaEnergetics	$1,671	$6,277	$—	$—	$10,683	$18,631
NobelClad	1,166	(636)	39	233	70	872
Total	$2,837	$5,641	$39	$233	$10,753	$19,503
(1) Other exit costs include DynaEnergetics Siberia's cumulative translation losses reclassified into the Consolidated Statement of Operations upon substantial liquidation

	2018
	Severance	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$637	$43	$249	$185	$1,114

	2017
	Severance	Asset Impairment	Other Exit Costs	Total
DynaEnergetics	$20	$143	$295	$458
NobelClad	2,513	$1,241	71	3,825
Total	$2,533	$1,384	$366	$4,283

The changes to the restructuring liability within accrued expenses associated with these programs is summarized below:

	December 31, 2018	Expense	Payments	Currency and Other Adjustments	December 31, 2019
Severance	$1,105	$2,402	$(1,131)	$28	$2,404
Contract termination costs	—	39	(39)	—	—
Equipment moving costs	8	233	(241)	—	—
Other exit costs	42	333	(114)	10	271
Total	$1,155	$3,007	$(1,525)	$38	$2,675

10.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data were as follows for the years ended December 31:

	2019
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$100,135	$110,954	$100,094	$86,367
Gross profit	$36,405	$42,073	$36,224	$30,221
Net income (loss)	$15,170	$17,244	$6,915	$(5,288)

Net income (loss) per share
Basic	$1.02	$1.17	$0.47	$(0.36)
Diluted	$1.01	$1.15	$0.46	$(0.36)

	2018
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$67,313	$80,915	$87,883	$90,318
Gross profit	$22,753	$26,775	$29,728	$31,439
Net income	$3,920	$6,372	$4,910	$15,271

Net income per share
Basic	$0.26	$0.43	$0.33	$1.02
Diluted	$0.26	$0.43	$0.33	$1.02

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2019.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019. Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control over Financial Reporting

The management of DMC Global Inc. (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2019 based on the 2013 framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, our internal controls over financial reporting were effective.

DMC’s internal control over financial reporting as of December 31, 2019 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which expressed an unqualified opinion and is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

We rely extensively on information systems to manage our business and summarize and report operating results. In the fourth quarter of 2019, we completed an upgrade of DynaEnergetics' enterprise resource planning (“ERP”) system. This project is expected to improve the efficiency and effectiveness of certain financial and business transaction processes, as well as the underlying systems environment. The upgraded ERP system will remain a significant component of our internal control over financial reporting.

Other than the ERP system upgrade noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Kevin Longe
Kevin Longe
President and Chief Executive Officer
February 24, 2020

/s/ Michael Kuta
Michael Kuta
Chief Financial Officer
February 24, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DMC Global Inc.

Opinion on Internal Control over Financial Reporting

We have audited DMC Global Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DMC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedules listed in the Index at Item 15(a) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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
February 24, 2020

ITEM 9B.             Other Information

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2019.

ITEM 11.                                         Executive Compensation

Item 11 incorporates information by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2019.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2019.

For information regarding securities authorized for issuance under our equity compensation plans see the Proxy Statement for our 2020 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2019.

ITEM 14.                                         Principal Accounting Fees and Services

Item 14 incorporates information by reference to our Proxy Statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2019.

PART IV

ITEM 15.                                         Exhibits and Financial Statement Schedules

(a)(1)                  Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(a)(2)                  Financial Statement Schedules

See Schedule II beginning on page 93 of this Annual Report on Form 10-K.

(a)(3)                  Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2016).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2018).
4.1	Description of Common Stock
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

DMC Global Inc.

February 24, 2020	By:	/s/ Michael Kuta
Michael Kuta
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin T. Longe	President and Chief Executive Officer and Director	February 24, 2020
Kevin T. Longe	(Principal Executive Officer)

/s/ Michael Kuta	Chief Financial Officer	February 24, 2020
Michael Kuta	(Principal Financial and Accounting Officer)

/s/ David C. Aldous	Chairman and Director	February 24, 2020
David C. Aldous

/s/ Andrea E. Bertone	Director	February 24, 2020
Andrea E. Bertone

/s/ Yvon Pierre Cariou	Director	February 24, 2020
Yvon Pierre Cariou

/s/ Robert A. Cohen	Director	February 24, 2020
Robert A. Cohen

/s/ Richard P. Graff	Director	February 24, 2020
Richard P. Graff

/s/ Clifton Peter Rose	Director	February 24, 2020
Clifton Peter Rose

DMC GLOBAL INC.
INDEX TO SCHEDULE II
 AS OF DECEMBER 31, 2019

PAGE
Schedule II (a)	83
Schedule II (b)	83

DMC GLOBAL INC.
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income	Accounts receivable written off	Currency and Other Adjustments	Balance at end of period
Year ended -

December 31, 2017	$1,146	$306	$(174)	$(190)	$1,088

December 31, 2018	$1,088	$282	$(742)	$(115)	$513

December 31, 2019	$513	$575	$(36)	$(85)	$967

DMC GLOBAL INC.
SCHEDULE II(b) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
WARRANTY RESERVE

	Balance at beginning of period	Additions charged to income	Repairs allowed	Currency and Other Adjustments	Balance at end of period
Year ended -

December 31, 2017	$525	$218	$(466)	$74	$351

December 31, 2018	$351	$65	$(13)	$(9)	$394

December 31, 2019	$394	$39	$(99)	$(179)	$155