Form 10-Q
period 2020-03-31
DMC Global Inc.
filed 2020-04-23
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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
(Address of principal executive offices, including zip code)

(303) 665-5700
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $.05 Par Value	BOOM	The Nasdaq Global Select Market

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

The number of shares of Common Stock outstanding was 14,751,242 as of April 23, 2020.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include the planned reduction in spending and our 2020 capital budget, expected well completions during the second quarter of 2020 and levels of product demand, increases in NobelClad order activity expected later in the year and NobelClad’s backlog. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2019 and such things as the following: impacts of COVID-19 and any preventative or protective actions taken by governmental authorities, including economic recessions or depressions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility; and changes in global economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,451	$20,353
Accounts receivable, net of allowance for doubtful accounts of $2,320 and $967, respectively	51,011	60,855
Inventories	61,445	53,728
Prepaid expenses and other	9,534	9,417
Total current assets	138,441	144,353
Property, plant and equipment	173,538	174,741
Less - accumulated depreciation	(66,721)	(66,507)
Property, plant and equipment, net	106,817	108,234
Purchased intangible assets, net	5,199	5,880
Deferred tax assets	3,902	3,836
Other assets	14,581	15,118
Total assets	$268,940	$277,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,020	$34,758
Accrued expenses	7,146	6,903
Dividend payable	1,883	1,866
Accrued income taxes	8,666	9,651
Accrued employee compensation and benefits	7,268	10,668
Contract liabilities	4,367	2,736
Current portion of long-term debt	3,125	3,125
Other current liabilities	1,618	1,716
Total current liabilities	63,093	71,423
Long-term debt	10,406	11,147
Deferred tax liabilities	3,692	3,786
Other long-term liabilities	18,060	18,924
Total liabilities	95,251	105,280
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,751,242 and 14,652,675 shares outstanding, respectively	763	756
Additional paid-in capital	86,832	85,639
Retained earnings	121,224	119,002
Other cumulative comprehensive loss	(26,643)	(25,803)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 509,593 and 464,532 shares, respectively	(8,487)	(7,453)
Total stockholders’ equity	173,689	172,141
Total liabilities and stockholders’ equity	$268,940	$277,421
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2020	2019
Net sales	$73,564	$100,135
Cost of products sold	49,094	63,730
Gross profit	24,470	36,405
Costs and expenses:
General and administrative expenses	8,126	9,168
Selling and distribution expenses	8,527	6,309
Amortization of purchased intangible assets	354	398
Restructuring expenses, net and asset impairments	1,116	78
Total costs and expenses	18,123	15,953
Operating income	6,347	20,452
Other income (expense):
Other income (expense), net	115	(21)
Interest expense, net	(238)	(373)
Income before income taxes	6,224	20,058
Income tax provision	2,069	4,888
Net income	$4,155	$15,170

Net income per share
Basic	$0.28	$1.02
Diluted	$0.28	$1.01
Weighted average shares outstanding:
Basic	14,697,164	14,606,052
Diluted	14,717,836	14,671,689

Dividends declared per common share	$0.125	$0.02

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Net income	$4,155	$15,170

Change in cumulative foreign currency translation adjustment	(840)	(419)

Total comprehensive income	$3,315	$14,751

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	$(7,453)	$172,141
Net income	—	—	—	4,155	—	—	—	4,155
Change in cumulative foreign currency translation adjustment	—	—	—	—	(840)	—	—	(840)
Shares issued in connection with stock compensation plans	143,628	7	(7)	—	—	—	—	—
Adjustment for cumulative effect from change in accounting principle (ASU 2016-13)	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	1,200	—	—	—	—	1,200
Dividends declared	—	—	—	(1,883)	—	—	—	(1,883)
Treasury stock activity	—	—	—	—	—	(45,061)	(1,034)	(1,034)
Balances, March 31, 2020	15,260,835	$763	$86,832	$121,224	$(26,643)	(509,593)	$(8,487)	$173,689

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286
Net income	—	—	—	15,170	—	—	—	15,170
Change in cumulative foreign currency translation adjustment	—	—	—	—	(419)	—	—	(419)
Shares issued in connection with stock compensation plans	101,118	6	(6)	—	—	7,502	—	—
Stock-based compensation	—	—	1,051	—	—	—	—	1,051
Dividends declared	—	—	—	(299)	—	—	—	(299)
Treasury stock activity	—	—	—	—	—	(28,700)	(878)	(878)
Balances, March 31, 2019	15,089,080	$755	$81,122	$104,162	$(35,433)	(103,384)	$(1,695)	$148,911
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2020	2019
Cash flows provided by operating activities:
Net income	$4,155	$15,170
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,352	1,798
Amortization of purchased intangible assets	354	398
Amortization of deferred debt issuance costs	40	47
Stock-based compensation	1,118	1,171
Deferred income taxes	(160)	343
Loss on disposal of property, plant and equipment	13	—
Restructuring expenses, net and asset impairments	1,116	78
Change in:
Accounts receivable, net	10,277	(13,722)
Inventories	(8,187)	110
Prepaid expenses and other	383	1,178
Accounts payable	(2,752)	5,342
Contract liabilities	955	1,363
Accrued expenses and other liabilities	(4,744)	(6,279)
Net cash provided by operating activities	4,920	6,997

Cash flows used in investing activities:
Acquisition of property, plant and equipment	(5,121)	(6,601)
Proceeds on sale of property, plant and equipment	—	204
Net cash used in investing activities	(5,121)	(6,397)

Cash flows provided by (used in) financing activities:
Borrowings on bank lines of credit, net	—	2,750
Repayments on capital expenditure facility	(781)	(781)
Payment of dividends	(1,866)	(298)
Treasury stock purchases	(1,034)	(853)
Net cash provided by (used in) financing activities	(3,681)	818

Effects of exchanges rates on cash	(20)	81

Net increase (decrease) in cash and cash equivalents	(3,902)	1,499
Cash and cash equivalents, beginning of the period	20,353	13,375
Cash and cash equivalents, end of the period	$16,451	$14,874

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2019.

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

Accounts Receivable
In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company's financial instruments within the scope of this guidance primarily include accounts receivable.

On January 1, 2020, we adopted the new standard under the modified retrospective approach, such that comparative information has not been restated and continues to be reported under accounting standards in effect for those periods. The Company recognized the cumulative effect of the new accounting standard as an adjustment to the January 1, 2020 balance of Retained Earnings in the Condensed Consolidated Balance Sheet, and the adoption of the new accounting standard did not have a material impact on the Company’s financial position and results of operations given limited historical write-off activity within each of the Company’s segments.

In accordance with the new standard, the Company has disaggregated pools of accounts receivable balances by business, geography and/or customer risk profile, and has used history and other experience to establish an allowance for credit losses at the time the receivable is recognized, rather than the historical approach of establishing reserves when accounts receivable balances age or demonstrate they will not be collected. To measure expected credit losses, we have elected to pool trade receivables by segment and analyze DynaEnergetics and NobelClad accounts receivable balances as separate populations. Within each segment, receivables exhibit similar risk characteristics.

During the three months ended March 31, 2020, due to the COVID-19 pandemic and resulting unprecedented macroeconomic conditions combined with a sharp decline in oil and gas prices, we increased our expected loss rate. In addition, we continued to review receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to Selling and Distribution expenses in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. In total, provisions of $2,299 were recorded during the three months ended March 31, 2020. The following table summarizes activity in the allowance for credit losses on receivables from DynaEnergetics and NobelClad customers:

	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2019	$945	$22	$967
Adjustment for cumulative effect from change in accounting principle	$50	$—	$50
Current period provision for expected credit losses	1,987	312	2,299
Write-offs charged against the allowance	(962)	—	(962)
Impacts of foreign currency exchange rates and other	(34)	—	(34)
Allowance for doubtful accounts, March 31, 2020	$1,986	$334	$2,320

Revenue Recognition

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

Basic EPS is then calculated by dividing net income available to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into shares of common stock. For the periods presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

	Three months ended March 31,
	2020	2019
Net income as reported	$4,155	$15,170
Less: Distributed net income available to participating securities	(30)	(6)
Less: Undistributed net income available to participating securities	(37)	(312)
Numerator for basic net income per share:	4,088	14,852
Add: Undistributed net income allocated to participating securities	37	312
Less: Undistributed net income reallocated to participating securities	(37)	(311)
Numerator for diluted net income per share:	4,088	14,853
Denominator:
Weighted average shares outstanding for basic net income per share	14,697,164	14,606,052
Effect of dilutive securities	20,672	65,637
Weighted average shares outstanding for diluted net income per share	14,717,836	14,671,689
Net income per share:
Basic	$0.28	$1.02
Diluted	$0.28	$1.01

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

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested RSAs, vested company stock awards, company-owned life insurance (“COLI”) on certain employees, and money market and mutual funds. Unvested RSAs and common stock held by the trust are reflected in the Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value, and the balance of $4,360 as of March 31, 2020 is reflected in the Consolidated Balance Sheets within “Other assets.”

Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the Plan and the balance of $5,657 as of March 31, 2020 is reflected in the Consolidated Balance Sheets within “Other long-term liabilities.” These obligations are adjusted based on changes in value of the underlying investment options chosen by Plan participants. Deferred compensation obligations that will be settled by delivery of a fixed number of previously vested shares of the Company’s common stock are reflected in the Consolidated Statements of Stockholders’ Equity within “Common stock” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these investments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $2,571 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities, and therefore we classify these assets as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of March 31, 2020 or December 31, 2019. The asset impairment charges recorded in the fourth quarter of 2019 was calculated using Level 3 inputs.

Recently Adopted Accounting Standards

In June 2016, the FASB issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company adopted the new standard on January 1, 2020. The Company's financial instruments within the scope of this guidance primarily include trade receivables. Please refer to “Accounts Receivable” for further information.

Recent Accounting Pronouncements

In December 2019, the FASB issued a new accounting pronouncement regarding accounting for income taxes. The new standard removes certain exceptions to the general principles in ASC 740 Income Taxes and also clarifies and amends existing guidance to provide for more consistent application. The new standard will become effective for the Company in the first quarter of fiscal 2021 and early adoption is permitted. We are evaluating the impact that the adoption of this update will have on our consolidated financial statements.

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

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
Raw materials	$26,337	$26,173
Work-in-process	15,189	12,194
Finished goods	19,562	15,045
Supplies	357	316
	$61,445	$53,728

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of March 31, 2020:

	Gross	Accumulated Amortization	Net
Core technology	$17,098	$(11,899)	$5,199
Customer relationships	35,865	(35,865)	—
Trademarks / Trade names	1,942	(1,942)	—
Total intangible assets	$54,905	$(49,706)	$5,199

Our purchased intangible assets consisted of the following as of December 31, 2019:

	Gross	Accumulated Amortization	Net
Core technology	$17,717	$(11,837)	$5,880
Customer relationships	35,091	(35,091)	—
Trademarks / Trade names	1,988	(1,988)	—
Total intangible assets	$54,796	$(48,916)	$5,880

The change in the gross value of our purchased intangible assets from December 31, 2019 to March 31, 2020 was due to foreign currency translation and an adjustment due to the recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	March 31, 2020	December 31, 2019
NobelClad	$2,291	$1,427
DynaEnergetics	2,076	1,309

Total	$4,367	$2,736

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $2,736 recorded as contract liabilities at December 31, 2019, $836 was recorded to net sales during the three months ended March 31, 2020.

6.      LEASES

The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. Right of use (ROU)

assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any, with the classification affecting the pattern of expense recognition. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and non-lease components within the Company’s lease agreements are accounted for together.

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	March 31, 2020	December 31, 2019
ROU asset	9,906	10,423

Current lease liability	1,618	1,716
Long-term lease liability	9,454	9,777
Total lease liability	$11,072	$11,493

The ROU asset was included in “Other assets” while the current lease liability was reported in “Other current liabilities” and the long-term lease liability was reported in “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheet. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2020 and 2019, operating lease costs were $1,102 and $685, respectively, which were included in the Company’s Condensed Consolidated Statements of Operations. Short term and variable lease costs were not material for the three months ended March 31, 2020.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

March 31, 2020
Weighted average remaining lease term (in years)	8.97
Weighted average discount rate	5.7%

The following table represents maturities of operating lease liabilities as of March 31, 2020:

Due within 1 year	$1,618
Due after 1 year through 2 years	1,749
Due after 2 years through 3 years	1,553
Due after 3 years through 4 years	1,372
Due after 4 years through 5 years	1,246
Due after 5 years	5,925
Total future minimum lease payments	13,463
Less imputed interest	(2,391)
Total	$11,072

7.      DEBT

Outstanding borrowings consisted of the following:

	March 31, 2020	December 31, 2019
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Capital expenditure facility	14,094	14,875
Outstanding borrowings	14,094	14,875
Less: debt issuance costs	(563)	(603)
Total debt	13,531	14,272
Less: current portion of long-term debt	(3,125)	(3,125)
Long-term debt	$10,406	$11,147

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provided for a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. The Capex Facility bears interest at a LIBOR-based variable rate which at March 31, 2020 was 2.49%. In 2019, we prepaid an additional $7,000 above the required amortization amount. The credit facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of March 31, 2020, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €881 is available as of March 31, 2020 after considering outstanding letters of credit.

Included in long-term debt are deferred debt issuance costs of $563 and $603 as of March 31, 2020 and December 31, 2019, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

On April 14, 2020, the Company received loan proceeds of $6,700 under the Paycheck Protection Program. On April 23, 2020, the U.S. Small Business Administration (“SBA”) issued guidance regarding eligibility requirements for the loan as they apply to publicly traded companies. The Company returned $6,700 to the SBA on April 23, 2020. Please refer to Note 13 “Subsequent Events” for further information.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three months ended March 31, 2020, we did not record any adjustments to valuation allowances. At March 31, 2019, the Company was no longer in a three-year cumulative loss position in the U.S. and we believe sufficient future taxable income will be generated to use existing deferred tax assets in that jurisdiction. Accordingly, during the three months ended March 31, 2019, we released valuation allowances of $368 in that jurisdiction and certain states. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

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

During the first quarter of 2020, we took advantage of a provision under the recent Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and filed for a quick refund of our 2019 U.S. tax overpayment of $2,700. During the fourth quarter of 2019, our German operating entities commenced a tax audit for fiscal years 2015 through 2017. If any issues addressed in the audit are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in future periods.

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
Segment information is as follows:

	Three months ended March 31,
	2020	2019
Net sales
DynaEnergetics	$53,220	$79,836
NobelClad	20,344	20,299
Net sales	$73,564	$100,135

	Three months ended March 31,
	2020	2019
Operating income
DynaEnergetics	$8,606	$23,110
NobelClad	1,476	1,830
Segment operating income	10,082	24,940

Unallocated corporate expenses	(2,617)	(3,317)
Stock-based compensation	(1,118)	(1,171)
Other income (expense), net	115	(21)
Interest expense, net	(238)	(373)
Income before income taxes	$6,224	$20,058

	Three months ended March 31,
	2020	2019
Depreciation and amortization
DynaEnergetics	$1,772	$1,399
NobelClad	834	797
Segment depreciation and amortization	$2,606	$2,196
Corporate and other (1)	$100	$—
Consolidated depreciation and amortization	$2,706	$2,196
(1) Prior to Q4 2019, the Company fully allocated corporate and other depreciation to the segments.

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

DynaEnergetics

	Three months ended March 31,
	2020	2019
United States	$46,271	$67,959
Egypt	1,311	862
Canada	668	3,458
United Arab Emirates	667	2,503
Kuwait	509	—
Indonesia	479	239
Malaysia	381	—
Pakistan	345	342
India	316	29
Germany	300	55
Rest of the world	1,973	4,389
Total DynaEnergetics	$53,220	$79,836

NobelClad

	Three months ended March 31,
	2020	2019
United States	$9,042	$9,643
Canada	1,768	2,024
France	1,491	757
Spain	1,247	62
South Korea	990	468
Germany	986	1,003
Norway	960	622
United Arab Emirates	739	985
Singapore	574	—
Netherlands	547	634
Sweden	482	301
Belgium	364	886
Australia	249	448
Greece	168	17
India	77	125
Rest of the world	660	2,324
Total NobelClad	$20,344	$20,299

During the three months ended March 31, 2020 and 2019, one customer in our DynaEnergetics segment accounted for greater than 10% of consolidated net sales.

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

As of March 31, 2020 and 2019, the notional amounts of the forward currency contracts the Company held were $20,424 and $11,638, respectively. At March 31, 2020 and 2019, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net gains (losses) from hedging activities:

		Three months ended March 31,
Derivative	Statements of Operations Location	2020	2019
Foreign currency contracts	Other income (expense), net	$834	$122

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

12.    RESTRUCTURING AND ASSET IMPAIRMENTS

During the first quarter of 2020, DMC reduced its workforce by 264 positions to address a sharp decline in activity levels in the Company’s core oil and gas end market in March principally due to the COVID-19 pandemic. The workforce reduction impacted full-time, part-time and temporary direct-labor roles in manufacturing and assembly at DynaEnergetics as well as general and administrative positions at DynaEnergetics, NobelClad, and at DMC’s corporate office. Additionally, during the first quarter of 2020, DynaEnergetics continued activities to prepare its Tyumen, Siberia facility for sale later in 2020. As of March 31, 2020, total DynaEnergetics Siberia’s assets classified as held for sale was $437.

During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France. During the first quarter of 2019, NobelClad entered into a sales agreement with a buyer for the production facility. In preparation for the sale, NobelClad moved certain machinery and equipment to its manufacturing facility in Germany and sold other machinery and equipment to third-parties.

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses, net and asset impairments” line item in our Condensed Consolidated Statements of Operations:

	Three months ended March 31, 2020
	Severance	Contract Termination Costs	Other Exit Costs	Total
NobelClad	$54	$—	$5	$59
DynaEnergetics	707	11	220	938
Corporate	119	—	—	119

Total	$880	$11	$225	$1,116

	Three months ended March 31, 2019
	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$(116)	$39	$144	$11	$78

During the three months ended March 31, 2020, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2019	Net expense	Payments and Other Adjustments	Currency Adjustments	March 31, 2020
Severance	$2,404	$880	$(269)	$(307)	$2,708
Contract termination costs	—	11	—		11
Equipment moving costs	—	—	—	—	—
Other exit costs	271	225	(491)	—	5
Total	$2,675	$1,116	$(760)	$(307)	$2,724

13.    SUBSEQUENT EVENTS

Paycheck Protection Program

On April 14, 2020, the Company received loan proceeds of $6,700 under the Paycheck Protection Program (“PPP”). The PPP was established under the recent Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. On April 23, 2020, the U.S. Small Business Administration (“SBA”) issued guidance regarding eligibility requirements for the loan as they apply to publicly traded companies. The Company returned $6,700 to the SBA on April 23, 2020.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that is included in our Annual Report filed on Form 10-K for the year ended December 31, 2019.

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
DynaEnergetics

DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. These products are sold to oilfield service companies in the U.S., Europe, Canada, Africa, the Middle East, and Asia. DynaEnergetics also sells directly to end-users. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Exploration activity over the last several years has led to increasingly complex well completion operations, which in turn, has increased the demand for high quality and technically advanced perforating products.

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, freight in, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $41,301 at March 31, 2020 from $31,660 at December 31, 2019.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $73,564, down 14% versus the fourth quarter of 2019 and down 27% versus the first quarter of 2019 as the COVID-19 pandemic drove a sharp decline in in oil and gas demand and well completion activity at DynaEnergetics.
•DynaEnergetics sales of $53,220 in the first quarter of 2020 decreased 33% compared with the first quarter of 2019 and decreased 18% compared with the fourth quarter of 2019. We entered 2020 with lower crude oil prices, which resulted in a slow-down in well-completions activity in the North American unconventional oil and gas market early in the first quarter. Oil prices and demand for well perforating systems fell sharply late in the first quarter primarily due to the oil supply-demand imbalance primarily associated with the COVID-19 pandemic.
•NobelClad’s sales of $20,344 in the first quarter of 2020 decreased 7% compared with the first quarter of 2019 and were flat compared to the fourth quarter of 2019.
•Consolidated gross profit of 33.3% in the first quarter of 2020 decreased from 36.4% in the first quarter of 2019. The decrease primarily was due to the unfavorable impact of lower volume on fixed manufacturing overhead expenses, less favorable project mix in NobelClad, and a lower proportion of sales in DynaEnergetics relative to NobelClad.
•Consolidated selling, general and administrative expenses were $16,653 in the first quarter of 2020 compared with $15,477 in the first quarter of 2019. The increase primarily was due to current period provisions for expected credit losses attributable to the worsening global economy.
•Restructuring expenses of $1,116 in the first quarter of 2020 primarily related to downsizing our direct labor workforce at DynaEnergetics in response to declining crude oil prices and corresponding demand for well perforating systems.
•Net cash of $2,920 decreased $3,161 from $6,081 at December 31, 2019. Net cash is a non-GAAP measure calculated as total cash and cash equivalents ($16,451 at March 31, 2020) less total debt ($13,531 at March 31, 2020).

Outlook

Global crude oil demand began to collapse late in the first quarter as efforts to contain the COVID-19 pandemic sharply reduced economic activity around the world. The demand decline has been exacerbated by rapidly rising crude supplies and dwindling storage capacity. The economic downturn has led to a severe disruption of our core energy markets at DynaEnergetics. Well completions during the second quarter are anticipated to be down more than 60% year over year. In light of these challenges, we moved quickly to reduce our activity-based cost structure, limit spending and protect our balance sheet. Following are several recent cost-containment actions:

•A workforce reduction of 264 positions, including 97 temporary workers. The reduction eliminated 32% of DMC’s workforce, which primarily involved direct labor positions at DynaEnergetics.
•The implementation of reduced work weeks at DynaEnergetics.
•A 25% reduction in selling, general and administrative expense beginning in the 2020 second quarter as compared with the quarterly SG&A run rate of $16.3 million in 2019.
•A 50% reduction in the capital budget, which is now projected in a range of $13 million and is limited to maintenance programs and previously commenced projects.
•On April 23, 2020, DMC announced that its Board of Directors suspended our quarterly dividend in order to preserve capital and provide the flexibility to weather the uncertain environment.

At NobelClad, first quarter bookings of $29,000 were the second highest quarter in the past five years. This led to a 30% sequential increase in NobelClad’s order backlog. One of NobelClad’s largest orders during the first quarter was related to a newly developed composite metals application for engineered wood manufacturing. While it is unclear what impact COVID-19 will have on medium-term customer activity, we remain optimistic about NobelClad’s long-term growth prospects.

We will continue to closely monitor the impacts on product demand, operations, supply chain, and potential for material impairments and credit losses as the COVID-19 pandemic and resulting economic impacts evolve.

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

Net cash and net debt are non-GAAP measures we use to supplement information in our Condensed Consolidated Financial Statements. We define net cash as total cash and cash equivalents less total debt and net debt as total debt less cash and cash equivalents. In addition to conventional measures prepared in accordance with GAAP, the Company uses this information to evaluate its performance, and we believe that certain investors may do the same.

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

Consolidated Results of Operations

Three months ended March 31, 2020 compared with three months ended March 31, 2019

	Three months ended March 31,
	2020	2019	$ change	% change
Net sales	$73,564	$100,135	$(26,571)	(27)%
Gross profit	24,470	36,405	(11,935)	(33)%
Gross profit percentage	33.3%	36.4%
COSTS AND EXPENSES:
General and administrative expenses	8,126	9,168	(1,042)	(11)%
% of net sales	11.0%	9.2%
Selling and distribution expenses	8,527	6,309	2,218	35%
% of net sales	11.6%	6.3%
Amortization of purchased intangible assets	354	398	(44)	(11)%
% of net sales	0.5%	0.4%
Restructuring expenses, net	1,116	78	1,038	1,331%
Operating income	6,347	20,452	(14,105)	(69)%
Other income (expense), net	115	(21)	136	648%
Interest expense, net	(238)	(373)	135	36%
Income before income taxes	6,224	20,058	(13,834)	(69)%
Income tax provision	2,069	4,888	(2,819)	(58)%
Net income	4,155	15,170	(11,015)	(73)%
Adjusted EBITDA	$11,287	$23,897	$(12,610)	(53)%

Net sales decreased $26,571 compared with 2019. The decline relates to lower demand for well perforating systems from DynaEnergetics. Well completion activity declined throughout the first quarter, as an oil supply-demand imbalance primarily associated with the COVID-19 pandemic drove a more than 65% decline in crude oil prices.

Gross profit percentage decreased to 33.3% compared with 2019 primarily due to the unfavorable impact of lower volume on fixed manufacturing overhead expenses in DynaEnergetics, less favorable project mix in NobelClad, and a lower proportion of sales in DynaEnergetics relative to NobelClad.

General and administrative expenses decreased $1,042 compared with 2019 primarily due to lower employee benefits expenses and payroll taxes of $965 as well as lower variable bonus expenses of $367. The decline was partially offset by higher outside service costs of $244.

Selling and distribution expenses increased $2,218 compared with 2019 primarily due to higher provisions for expected credit losses of $2,299 in the first quarter of 2020.

Restructuring expenses, net of $1,116 in 2020 primarily related to downsizing our direct labor workforce at DynaEnergetics in response to declining crude oil prices and corresponding demand for well perforating systems.

Operating income decreased by $14,105 primarily due to lower earnings in DynaEnergetics and NobelClad segments in the first quarter of 2020.

Other income (expense), net of $115 in 2020 primarily related to net unrealized and realized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $238 decreased compared with 2019 primarily due to a lower average outstanding debt balance in 2020.

Income tax provision of $2,069 was recorded on pretax income of $6,224. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted favorably by discrete items of $371. We recorded an income tax provision of $4,888 on pretax income of $20,058 for the first quarter of 2019. The effective rate for the first quarter of 2019 was impacted by favorable discrete items of $765.

Net income for the three months ended March 31, 2020 was $4,155, or $0.28 per diluted share, compared to $15,170, or $1.01 per diluted share, for the same period in 2019.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2020	2019
Net income	$4,155	$15,170
Interest expense, net	238	373
Provision for income taxes	2,069	4,888
Depreciation	2,352	1,798
Amortization of purchased intangible assets	354	398
EBITDA	9,168	22,627
Restructuring expenses, net and asset impairments	1,116	78
Stock-based compensation	1,118	1,171
Other (income) expense, net	(115)	21
Adjusted EBITDA	$11,287	$23,897

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

DynaEnergetics

Three months ended March 31, 2020 compared with three months ended March 31, 2019

	Three months ended March 31,
	2020	2019	$ change	% change
Net sales	$53,220	$79,836	$(26,616)	(33)%
Gross profit	19,476	31,232	(11,756)	(38)%
Gross profit percentage	36.6%	39.1%
COSTS AND EXPENSES:
General and administrative expenses	3,832	3,722	110	3%
Selling and distribution expenses	5,840	4,099	1,741	42%
Amortization of purchased intangible assets	260	301	(41)	(14)%
Restructuring expenses, net and asset impairments	938	—	938	n/a
Operating income	8,606	23,110	(14,504)	(63)%
Adjusted EBITDA	$11,316	$24,509	$(13,193)	(54)%

Net sales were $26,616 lower than in 2019 due to lower demand for well perforating systems. Well completion activity declined throughout the first quarter, as an oil supply-demand imbalance primarily associated with the COVID-19 pandemic drove a more than 65% decline in crude oil prices.

Gross profit percentage decreased to 36.6% compared with 2019 primarily due to the unfavorable impact of lower sales volume on fixed manufacturing overhead expenses.

Selling and distribution expenses increased $1,741 compared with 2019 primarily due to higher provisions for expected credit losses of $1,987 associated with specifically identified at-risk customer balances combined with and increase to our current expected credit loss reserve. The increase was partially offset by lower expenses for salaries and wages, variable bonus and other payroll-related costs of $212.

Restructuring expenses, net of $938 in 2020 primarily related to downsizing our direct labor workforce in response to declining crude oil prices and corresponding demand for well perforating systems primarily due to the oil supply-demand imbalance primarily associated with the COVID-19 pandemic.

Operating income decreased by $14,504 compared with 2019 primarily due to a decline in unit sales volume, the impact of fixed overhead costs on lower unit sales, and increases in selling and distribution expenses and restructuring expenses in the current year.

Adjusted EBITDA decreased compared with 2019 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2020	2019
Operating income	$8,606	$23,110
Adjustments:
Restructuring expenses, net and asset impairments	938	—
Depreciation	1,512	1,098
Amortization of purchased intangibles	260	301
Adjusted EBITDA	$11,316	$24,509

NobelClad

Three months ended March 31, 2020 compared with three months ended March 31, 2019

	Three months ended March 31,
	2020	2019	$ change	% change
Net sales	$20,344	$20,299	$45	—%
Gross profit	5,154	5,360	(206)	(4)%
Gross profit percentage	25.3%	26.4%
COSTS AND EXPENSES:
General and administrative expenses	974	1,244	(270)	(22)%
Selling and distribution expenses	2,551	2,111	440	21%
Amortization of purchased intangible assets	94	97	(3)	(3)%
Restructuring expenses, net	59	78	(19)	(24)%
Operating income	1,476	1,830	(354)	(19)%
Adjusted EBITDA	$2,369	$2,705	$(336)	(12)%

Net sales of $20,344 were flat compared with 2019.

Gross profit percentage of 25.3% decreased compared with 2019 primarily due to less favorable project mix.

General and administrative expenses decreased $270 compared with 2019 primarily due to lower employee benefits expenses of $212.

Selling and distribution expenses increased $440 compared with 2019 primarily due to higher provisions for expected credit losses of $312 primarily associated with a customer that declared bankruptcy during the first quarter of 2020.

Restructuring expenses, net of $59 in 2020 related to severance costs.

Operating income decreased $354 compared with 2019 primarily due to higher selling and distribution expenses.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2020	2019
Operating income	$1,476	$1,830
Adjustments:
Restructuring expenses, net and asset impairments	59	78
Depreciation	740	700
Amortization of purchased intangibles	94	97
Adjusted EBITDA	$2,369	$2,705

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. With due consideration of the COVID-19 global pandemic and severe disruption of our core oil and gas end markets, we believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, and other capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at attractive margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor the continuing unprecedented financial and market conditions, including the impacts COVID-19 will have on credit availability and capital markets.

Debt facilities

On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provides for a $25,000 Capex Facility which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In 2019, we prepaid an additional $7,000 above the required amortization amount. The facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
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

As of March 31, 2020, U.S. dollar revolving loans of zero and borrowings of $14,094 under our Capex Facility were outstanding under our credit facility. Our available borrowing capacity was $50,000 as of March 31, 2020. Future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

There are currently two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a debt service coverage ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the March 31, 2020 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of March 31, 2020, calculated in accordance with the credit facility, as amended, was 0.2 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated Pro Forma EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges (as defined in the agreement). The minimum debt service coverage ratio permitted by our credit facility for the March 31, 2020 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2020 was 7.7 to 1.0.

Our credit facility also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of March 31, 2020, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain DynaEnergetics operations. This line of credit provides a borrowing capacity of €4,000.

Other contractual obligations and commitments

Our long-term debt balance decreased to $10,406 at March 31, 2020 from $11,147 at December 31, 2019. Our other contractual obligations and commitments have not materially changed since December 31, 2019.

Cash flows provided by operating activities

Net cash provided by operating activities was $4,920 for the three months ended March 31, 2020 compared with $6,997 in the same period last year. The decrease primarily was due to a decline in net income, partially offset by lower working capital needs in 2020 compared with 2019.

Cash flows used in investing activities

Net cash flows used in investing activities for the three months ended March 31, 2020 of $5,121 primarily related to acquisitions of property, plant and equipment at DynaEnergetics. Net cash flows used in investing activities for the three months ended March 31, 2019 totaled $6,397 and primarily related to the acquisitions of property, plant and equipment for the construction of DynaEnergetics’ manufacturing, assembly and administrative space on its site in Blum, Texas and expenditures related to the relocation of DMC Global’s corporate office and NobelClad’s U.S. administrative offices. Net cash flows used in investing activities was partially offset by proceeds from the sale of NobelClad’s French production facility during the second quarter of 2019.

Cash flows (used in) provided by financing activities

Net cash flows used in financing activities for the three months ended March 31, 2020 totaled $3,681 compared with $818 of cash provided by financing activities for the three months ended March 31, 2019 and was primarily due to borrowings of our revolving loans in 2019 combined with higher dividend payments in the first quarter of 2020.

Payment of Dividends

On February 26, 2020, our Board of Directors declared a quarterly cash dividend of $0.125 per share which was paid on April 15, 2020. The dividend of $1,883 was payable to shareholders of record as of March 31, 2020. We also paid a quarterly cash dividend of $0.02 per share in the first quarter of 2019.

We paid quarterly dividends subject to capital availability and periodic determinations that cash dividends were in the best interests of our stockholders and the Company. On April 23, 2020, DMC announced that its Board of Directors suspended the quarterly dividend indefinitely due to the uncertain economic outlook caused by the COVID-19 pandemic. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

Critical Accounting Policies

Except as described below, our critical accounting policies have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2019.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2019, except as provided below.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19 which has spread from China to many other countries including the United States. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities may have a material adverse effect on our operations, supply chain, customers and transportation networks. The impacts of COVID-19 have further reduced demand for oil and gas, which has exerted additional downward pressure on oil and gas prices. This has significantly impacted the demand for our products, product pricing and our ability to collect receivables from our customers, and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows. The extent to which COVID-19 may adversely impact our business depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our products and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the first quarter of 2020, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2020	—	$—
February 1 to February 29, 2020	11,980	$38.57
March 1 to March 31, 2020	16,623	$34.31
Total	28,603	$36.09

(1) Share purchases in 2020 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of March 31, 2020, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (397,944).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2020, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	April 23, 2020	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)