Form 10-Q
period 2020-06-30
DMC Global Inc.
filed 2020-07-23
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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
(Address of principal executive offices, including zip code)

(303) 665-5700
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.05 Par Value	BOOM	The Nasdaq Global Select Market

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

The number of shares of Common Stock outstanding was 14,769,263 as of July 23, 2020.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include the planned reduction in spending and our 2020 capital budget and our expected liquidity position over the next three quarters. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2019 and such things as the following: impacts of COVID-19 and any preventative or protective actions taken by governmental authorities, including economic recessions or depressions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility; and changes in global economic conditions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,248	$20,353
Accounts receivable, net of allowance for doubtful accounts of $2,882 and $967, respectively	33,684	60,855
Inventories	59,760	53,728
Prepaid expenses and other	8,419	9,417
Total current assets	119,111	144,353
Property, plant and equipment	175,832	174,741
Less - accumulated depreciation	(69,379)	(66,507)
Property, plant and equipment, net	106,453	108,234
Purchased intangible assets, net	4,784	5,880
Deferred tax assets	4,157	3,836
Other assets	17,512	15,118
Total assets	$252,017	$277,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,473	$34,758
Accrued expenses	5,780	6,903
Dividend payable	—	1,866
Accrued income taxes	5,727	9,651
Accrued employee compensation and benefits	6,714	10,668
Contract liabilities	5,226	2,736
Current portion of long-term debt	3,125	3,125
Other current liabilities	1,846	1,716
Total current liabilities	49,891	71,423
Long-term debt	9,595	11,147
Deferred tax liabilities	2,747	3,786
Other long-term liabilities	19,501	18,924
Total liabilities	81,734	105,280
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,769,310 and 14,652,675 shares outstanding, respectively	765	756
Additional paid-in capital	88,501	85,639
Retained earnings	115,576	119,002
Other cumulative comprehensive loss	(26,038)	(25,803)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 527,981 and 464,532 shares, respectively	(8,521)	(7,453)
Total stockholders’ equity	170,283	172,141
Total liabilities and stockholders’ equity	$252,017	$277,421
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales	$43,203	$110,954	$116,766	$211,089
Cost of products sold	36,599	68,881	85,696	132,611
Gross profit	6,604	42,073	31,070	78,478
Costs and expenses:
General and administrative expenses	6,707	9,460	14,831	18,628
Selling and distribution expenses	5,488	7,239	14,015	13,548
Amortization of purchased intangible assets	353	397	707	795
Restructuring expenses, net and asset impairments	2,046	324	3,162	402
Total costs and expenses	14,594	17,420	32,715	33,373
Operating (loss) income	(7,990)	24,653	(1,645)	45,105
Other (expense) income:
Other (expense) income, net	(85)	343	32	322
Interest expense, net	(156)	(409)	(394)	(782)
(Loss) income before income taxes	(8,231)	24,587	(2,007)	44,645
Income tax (benefit) provision	(2,583)	7,343	(514)	12,231
Net (loss) income	$(5,648)	$17,244	$(1,493)	$32,414

Net (loss) income per share
Basic	$(0.38)	$1.17	$(0.10)	$2.20
Diluted	$(0.38)	$1.15	$(0.10)	$2.17
Weighted average shares outstanding:
Basic	14,832,242	14,647,019	14,745,661	14,624,718
Diluted	14,832,242	14,899,987	14,745,661	14,849,816

Dividends declared per common share	$—	$0.02	$0.125	$0.04

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(5,648)	$17,244	$(1,493)	$32,414

Change in cumulative foreign currency translation adjustment	605	1,538	(235)	1,119

Total comprehensive (loss) income	$(5,043)	$18,782	$(1,728)	$33,533

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, March 31, 2020	15,260,835	$763	$86,832	$121,224	$(26,643)	(509,593)	(8,487)	$173,689
Net loss	—	—	—	(5,648)	—	—	—	$(5,648)
Change in cumulative foreign currency translation adjustment	—	—	—	—	605	—	—	$605
Shares issued in connection with stock compensation plans	36,456	2	261	—	—	—	—	$263
Stock-based compensation	—	—	1,408	—	—	—	—	$1,408
Treasury stock activity	—	—	—	—	—	(18,388)	(34)	$(34)
Balances, June 30, 2020	15,297,291	$765	$88,501	$115,576	$(26,038)	(527,981)	$(8,521)	$170,283

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, March 31, 2019	15,089,080	$755	$81,122	$104,162	$(35,433)	(103,384)	(1,695)	148,911
Net income	—	—	—	17,244	—	—	—	17,244
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,538	—	—	1,538
Shares issued in connection with stock compensation plans	18,834	1	357	—	—	—	—	358
Stock-based compensation	—	—	1,360	—	—	—	—	1,360
Dividends declared	—	—	—	(299)	—	—	—	(299)
Treasury stock activity	—	—	14	—	—	(357,439)	(5,625)	(5,611)
Balances, June 30, 2019	15,107,914	$756	$82,853	$121,107	$(33,895)	(460,823)	$(7,320)	$163,501

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	$(7,453)	$172,141
Net loss	—	—	—	(1,493)	—	—	—	(1,493)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(235)	—	—	(235)
Shares issued in connection with stock compensation plans	180,084	9	254	—	—	—	—	263
Adjustment for cumulative effect from change in accounting principle (ASU 2016-13)	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	2,608	—	—	—	—	2,608
Dividends declared	—	—	—	(1,883)	—	—	—	(1,883)
Treasury stock activity	—	—	—	—	—	(63,449)	(1,068)	(1,068)
Balances, June 30, 2020	15,297,291	$765	$88,501	$115,576	$(26,038)	(527,981)	$(8,521)	$170,283

					Other
			Additional		Cumulative
	Common Stock		Paid-In	Retained	Comprehensive	Treasury Stock
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286
Net income	—	—	—	32,414	—	—	—	32,414
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,119	—	—	1,119
Shares issued in connection with stock compensation plans	119,952	7	351	—	—	7,502	—	358
Stock-based compensation	—	—	2,411	—	—	—	—	2,411
Dividends declared	—	—	—	(598)	—	—	—	(598)
Treasury stock activity	—	—	14	—	—	(386,139)	(6,503)	(6,489)
Balances, June 30, 2019	15,107,914	$756	$82,853	$121,107	$(33,895)	(460,823)	$(7,320)	$163,501

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2020	2019
Cash flows provided by operating activities:
Net (loss) income	$(1,493)	$32,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,716	3,955
Amortization of purchased intangible assets	707	795
Amortization of deferred debt issuance costs	99	83
Stock-based compensation	2,559	2,666
Deferred income taxes	(1,360)	424
(Gain) loss on disposal of property, plant and equipment	(1)	317
Restructuring expenses, net and asset impairments	3,162	402
Change in:
Accounts receivable, net	27,245	(16,123)
Inventories	(5,713)	(8,636)
Prepaid expenses and other	(1,242)	3,850
Accounts payable	(10,778)	12,657
Contract liabilities	2,477	936
Accrued anti-dumping duties and penalties	—	(8,000)
Accrued expenses and other liabilities	(9,250)	(2,438)
Net cash provided by operating activities	11,128	23,302

Cash flows used in investing activities:
Acquisition of property, plant and equipment	(7,476)	(16,283)
Proceeds on sale of property, plant and equipment	14	1,258
Net cash used in investing activities	(7,462)	(15,025)

Cash flows used in financing activities:
Repayments on bank lines of credit, net	—	(3,999)
Repayments on capital expenditure facility	(1,562)	(1,562)
Payment of dividends	(3,749)	(598)
Payment of debt issuance costs	(84)	—
Net proceeds from issuance of common stock to employees and directors	263	358
Treasury stock purchases	(1,068)	(956)
Net cash used in financing activities	(6,200)	(6,757)

Effects of exchanges rates on cash	(571)	(14)

Net increase (decrease) in cash and cash equivalents	(3,105)	1,506
Cash and cash equivalents, beginning of the period	20,353	13,375
Cash and cash equivalents, end of the period	$17,248	$14,881

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

During the six months ended June 30, 2020, we increased our expected loss rate due to the COVID-19 pandemic-related collapse in oil and gas demand and resulting downturn in well completions. In addition, we continued to review receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. In total, provisions of $3,264 were recorded during the six months ended June 30, 2020. The following table summarizes activity in the allowance for credit losses on receivables from DynaEnergetics and NobelClad customers:

	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2019	$945	$22	$967
Adjustment for cumulative effect from change in accounting principle	$50	$—	$50
Current period provision for expected credit losses	2,952	312	3,264
Write-offs charged against the allowance	(1,054)	(178)	(1,232)
Recoveries of amounts previously reserved	(67)	(134)	(201)
Impacts of foreign currency exchange rates and other	34	—	34
Allowance for doubtful accounts, June 30, 2020	$2,860	$22	$2,882

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

Earnings Per Share

The Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities in periods with net income as they receive non-forfeitable rights to dividends similar to common stock. Restricted stock awards do not participate in net losses.

Basic EPS is calculated by dividing net income available to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into shares of common stock. For the periods presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net (loss) income as reported	$(5,648)	$17,244	(1,493)	32,414
Less: Distributed net income available to participating securities	—	(2)	—	(5)
Less: Undistributed net income available to participating securities	—	(136)	—	(256)
Numerator for basic net (loss) income per share:	(5,648)	17,106	(1,493)	32,153
Add: Undistributed net income allocated to participating securities	—	136	—	256
Less: Undistributed net income reallocated to participating securities	—	(134)	—	(252)
Numerator for diluted net (loss) income per share:	(5,648)	17,108	(1,493)	32,157
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	14,832,242	14,647,019	14,745,661	14,624,718
Effect of dilutive securities (1)	—	252,968	—	225,098
Weighted average shares outstanding for diluted net (loss) income per share	14,832,242	14,899,987	14,745,661	14,849,816
Net (loss) income per share:
Basic	$(0.38)	$1.17	$(0.10)	$2.20
Diluted	$(0.38)	$1.15	$(0.10)	$2.17
(1) For the three and six months ended June 30, 2020, 30,967 and 35,742, respectively, shares have been excluded as their effect would have been anti-dilutive.

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

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested RSAs, vested company stock awards, company-owned life insurance (“COLI”) on certain employees, and money market and mutual funds. Unvested RSAs and common stock held by the trust are reflected in the Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value. The balances of $6,104 as of June 30, 2020 and $4,461 as of December 31, 2019 were reflected in the Consolidated Balance Sheets within “Other assets.”

Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the Plan. The balances of $6,110 as of June 30, 2020 and $6,143 as of December 31, 2019 were reflected in the Consolidated Balance Sheets within “Other long-term liabilities.” These obligations are adjusted based on changes in value of the underlying investment options chosen by Plan participants. Deferred compensation that will be settled by delivery of a fixed number of previously vested shares of the Company’s common stock are reflected in the Consolidated Statements of Stockholders’ Equity within “Common stock” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these investments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $4,097 as of June 30, 2020 and $2,420 as of December 31, 2019 were held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities, and therefore we classify these assets as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of June 30, 2020 or December 31, 2019.

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

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
Raw materials	$26,180	$26,173
Work-in-process	16,170	12,194
Finished goods	17,153	15,045
Supplies	257	316
	$59,760	$53,728

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of June 30, 2020:

	Gross	Accumulated Amortization	Net
Core technology	$17,374	$(12,590)	$4,784
Customer relationships	35,131	(35,131)	—
Trademarks / Trade names	1,994	(1,994)	—
Total intangible assets	$54,499	$(49,715)	$4,784

Our purchased intangible assets consisted of the following as of December 31, 2019:

	Gross	Accumulated Amortization	Net
Core technology	$17,717	$(11,837)	$5,880
Customer relationships	35,091	(35,091)	—
Trademarks / Trade names	1,988	(1,988)	—
Total intangible assets	$54,796	$(48,916)	$5,880

The change in the gross value of our purchased intangible assets from December 31, 2019 to June 30, 2020 was due to foreign currency translation and an adjustment due to the recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	June 30, 2020	December 31, 2019
NobelClad	$4,639	$1,427
DynaEnergetics	587	1,309

Total	$5,226	$2,736

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $2,736 recorded as contract liabilities at December 31, 2019, $1,988 was recorded to net sales during the six months ended June 30, 2020.

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	June 30, 2020	December 31, 2019
ROU asset	11,055	10,423

Current lease liability	1,846	1,716
Long-term lease liability	10,430	9,777
Total lease liability	$12,276	$11,493

The ROU asset was included in “Other assets” while the current lease liability was reported in “Other current liabilities” and the long-term lease liability was reported in “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheet. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended June 30, 2020 and 2019, operating lease costs were $894 and $751, respectively. For the six months ended June 30, 2020 and 2019, operating lease costs were $1,996 and $1,436, respectively. Operating lease costs were included in the Company’s Condensed Consolidated Statements of Operations. Short term and variable lease costs were not material for the three and six months ended June 30, 2020 and 2019.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

June 30, 2020
Weighted average remaining lease term (in years)	8.62
Weighted average discount rate	5.5%

The following table represents maturities of operating lease liabilities as of June 30, 2020:

Due within 1 year	$1,846
Due after 1 year through 2 years	1,924
Due after 2 years through 3 years	1,766
Due after 3 years through 4 years	1,609
Due after 4 years through 5 years	1,538
Due after 5 years	6,148
Total future minimum lease payments	14,831
Less imputed interest	(2,555)
Total	$12,276

7.      DEBT

Outstanding borrowings consisted of the following:

	June 30, 2020	December 31, 2019
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Capital expenditure facility	13,313	14,875
Outstanding borrowings	13,313	14,875
Less: debt issuance costs	(593)	(603)
Total debt	12,720	14,272
Less: current portion of long-term debt	(3,125)	(3,125)
Long-term debt	$9,595	$11,147

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provided for a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. The Capex Facility bears interest at a LIBOR-based variable rate which at June 30, 2020 was 2.49%. In 2019, we prepaid an additional $7,000 above the required amortization amount. The credit facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $50,000 revolving loan can be in the form of one, two, three, or six month LIBOR rate loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All revolver loan borrowings and repayments have been in the form of one-month or two-month loans and are reported on a net basis in our Condensed Consolidated Statements of Cash Flows.
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

On June 25, 2020, we entered into an amendment ("Amendment") to the credit facility. The Amendment waives the debt service coverage ratio covenant for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The debt service coverage ratio minimum of 1.35 to 1 was applicable for the quarter ending June 30, 2020 and will resume beginning with the quarter ending June 30, 2021 and thereafter. The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the credit facility) to Debt Service Charges (as defined in the credit facility).

Additionally, the Amendment added a Minimum Liquidity covenant requiring the total of cash and cash equivalents held by U.S. subsidiaries and available borrowing capacity under the credit facility to exceed $10,000 for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The Minimum Liquidity covenant is not required after the quarter ending March 31, 2021.

During the period from the Amendment through August 31, 2020, borrowings outstanding under the credit facility will bear interest at LIBOR plus a margin of 1.75% or at a Base Rate (as defined in the credit facility) plus a margin of 0.75%. For the period from September 1, 2020 through the date of receipt of the covenant compliance certificate for the quarter ending March 31, 2021, borrowings outstanding under the credit facility will bear interest at LIBOR plus a margin of 1.75% to 3.00% or at a Base Rate plus a margin of 0.75% to 2.00%. In each case, the margin is based on the Company's Leverage Ratio of

Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of such period to Consolidated Pro Forma EBITDA for such period. Additionally, the Amendment sets the minimum LIBOR at 0.75%.

The credit facility, as amended, includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of June 30, 2020, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €4,000, of which €243 is available as of June 30, 2020 after considering outstanding letters of credit.

Included in long-term debt are deferred debt issuance costs of $593 and $603 as of June 30, 2020 and December 31, 2019, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the six months ended June 30, 2020, we did not record any adjustments to valuation allowances. At March 31, 2019, the Company was no longer in a three-year cumulative loss position in the U.S. and we believe sufficient future taxable income will be generated to use existing deferred tax assets in that jurisdiction. Accordingly, during the three months ended March 31, 2019, we released valuation allowances of $368 in that jurisdiction and certain states. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

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

During the first quarter of 2020, we filed for a quick refund of our 2019 U.S. tax overpayment of $2,700 followed by a tax return filing in the second quarter. We expect to receive the payment during the third quarter of 2020. During the fourth quarter of 2019, our German operating entities commenced a tax audit for fiscal years 2015 through 2017. If any issues addressed in the audit are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in future periods.

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

Segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net sales
DynaEnergetics	$23,643	$88,628	$76,863	$168,464
NobelClad	19,560	22,326	39,903	42,625
Net sales	$43,203	$110,954	$116,766	$211,089

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Operating (loss) income
DynaEnergetics	$(6,895)	$26,813	$1,711	$49,923
NobelClad	1,985	1,923	$3,459	$3,753
Segment operating (loss) income	(4,910)	28,736	5,170	53,676

Unallocated corporate expenses	(1,639)	(2,588)	(4,256)	(5,905)
Stock-based compensation	(1,441)	(1,495)	(2,559)	(2,666)
Other (expense) income, net	(85)	343	32	322
Interest expense, net	(156)	(409)	(394)	(782)
(Loss) income before income taxes	$(8,231)	$24,587	$(2,007)	$44,645

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Depreciation and amortization
DynaEnergetics	$1,772	$1,719	$3,544	$3,118
NobelClad	881	835	1,715	1,632
Segment depreciation and amortization	2,653	2,554	5,259	4,750
Corporate and other (1)	64	—	164	—
Consolidated depreciation and amortization	$2,717	$2,554	$5,423	$4,750
(1) Prior to Q4 2019, the Company fully allocated corporate and other depreciation to the segments.

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

DynaEnergetics

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	11,335	75,323	57,607	143,281
India	4,707	47	5,023	77
Egypt	943	872	2,254	1,734
Malaysia	531	123	912	123
Kuwait	520	746	1,029	746
Indonesia	467	941	946	1,180
Germany	87	25	387	80
United Arab Emirates	85	1,594	751	4,098
Pakistan	40	—	384	340
Canada	—	2,919	668	6,376
Iraq	2,188	690	2,189	886
Rest of the world	2,740	5,348	4,713	9,543
Total DynaEnergetics	$23,643	$88,628	$76,863	$168,464

NobelClad

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
United States	10,462	12,304	19,505	21,947
United Arab Emirates	1,881	289	2,620	1,273
Canada	1,693	1,335	3,461	3,359
Germany	802	828	1,788	1,831
Norway	680	1,538	1,640	2,160
Spain	626	285	1,873	346
France	602	896	2,092	1,653
Netherlands	369	378	915	1,012
Australia	357	397	606	845
Singapore	250	—	824	—
South Korea	222	413	1,212	881
Sweden	73	836	556	1,137
India	69	155	146	279
Belgium	46	598	410	1,483
Greece	20	9	188	26
Rest of the world	1,408	2,065	2,067	4,393
Total NobelClad	$19,560	$22,326	$39,903	$42,625

During the three months ended June 30, 2020, no customers accounted for greater than 10% of consolidated net sales. During the six months ended June 30, 2020 and the three and six months ended June 30, 2019, one customer in our DynaEnergetics segment accounted for greater than 10% of consolidated net sales.

10.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to euro, the U.S. dollar to Canadian dollar, and, to a lesser extent, other currencies, arising from inter-company and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in “Other (expense) income, net” within our Condensed Consolidated Statements of Operations.

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

As of June 30, 2020 and December 31, 2019, the notional amounts of the forward currency contracts the Company held were $19,163 and $22,860, respectively. At June 30, 2020 and December 31, 2019, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net gains (losses) from hedging activities:

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2020	2019	2020	2019
Foreign currency contracts	Other (expense) income, net	$(706)	$(53)	$128	$69

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

12.    RESTRUCTURING AND ASSET IMPAIRMENTS

During the second quarter of 2020 the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions and the corresponding demand for DynaEnergetics’ products. As a result, DynaEnergetics recorded asset impairment charges of $1,181 on certain manufacturing assets that will no longer be utilized in production at its Blum, Texas and Troisdorf, Germany facilities. Additionally, both DynaEnergetics and NobelClad further reduced the respective workforces during the quarter. Finally, DynaEnergetics continued activities to prepare its Tyumen, Siberia facility for sale. As of June 30, 2020, total DynaEnergetics Siberia’s assets classified as held for sale were $421. We expect the sale of the remaining assets will be finalized during the third quarter.

During the first quarter of 2020, DMC reduced its workforce by 264 positions to address a sharp decline in well completions in the Company’s core oil and gas end market principally due to the COVID-19 pandemic. The workforce reduction impacted full-time, part-time and temporary direct-labor roles in manufacturing and assembly at DynaEnergetics as well as general and administrative positions at DynaEnergetics, NobelClad, and at DMC’s corporate office.
During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France. During the second quarter of 2019, NobelClad sold its production facility and related assets and other machinery and equipment to third-parties for a gain of $519. Additionally, it moved certain machinery and equipment to its manufacturing facility in Germany. During the second quarter of 2019, NobelClad also recorded an additional accrual of $712 for known and probable severance liabilities related to employees terminated as part of closing the manufacturing operations in France. The additional severance accrual was recorded based, in part, on a successful appeal of the severance benefits by some terminated employees during the second quarter of 2019.

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses, net and asset impairments” line item in our Condensed Consolidated Statements of Operations:

	Three months ended June 30, 2020
	Severance	Asset impairment	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$191	$—	$—	$4	$195
DynaEnergetics	121	1,181	126	423	1,851
Total	$312	$1,181	$126	$427	$2,046

	Three months ended June 30, 2019
	Severance	Gain on asset disposal	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$712	$(519)	$4	$82	$45	$324

	Six months ended June 30, 2020
	Severance	Asset impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$244	$—	$—	$—	$10	$254
DynaEnergetics	828	1,181	11	126	643	2,789
Corporate	119	—	—	—	—	119
Total	$1,191	$1,181	$11	$126	$653	$3,162

	Six months ended June 30, 2019
	Severance	Gain on asset disposal	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$712	$(636)	$43	$227	$56	$402

During the six months ended June 30, 2020, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2019	Net expense (1)	Payments and Other Adjustments	Currency Adjustments	June 30, 2020
Severance	$2,404	$1,191	$(1,302)	$(168)	$2,125
Contract termination costs	—	11	—	(1)	10
Equipment moving costs	—	126	(126)	—	—
Other exit costs	271	653	(989)	141	76
Total	$2,675	$1,981	$(2,417)	$(28)	$2,211
(1) Excludes asset impairment expenses

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

NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $42,871 at June 30, 2020 from $31,660 at December 31, 2019.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales of $43,203 decreased 41% versus the first quarter of 2020 and declined 61% versus the second quarter of 2019. As global crude oil prices and energy demand plunged due to the COVID-19 pandemic, there was a concurrent drop in unconventional drilling and completion activity, which negatively affected sales at DynaEnergetics. Second quarter 2020 well completions in the United States fell by nearly 70% according to the American Petroleum Institute.
•DynaEnergetics sales of $23,643 in the second quarter of 2020 decreased 73% compared with the second quarter of 2019 and decreased 56% compared with the first quarter of 2020 as the COVID-19 pandemic drove a sharp decline in oil and gas demand and well completion activity in the U.S.
•NobelClad’s sales of $19,560 in the second quarter of 2020 decreased 12% compared with the second quarter of 2019 and 4% compared to the first quarter of 2020 due to the timing of shipment of projects out of backlog.
•Consolidated gross profit of 15.3% in the second quarter of 2020 decreased from 37.9% in the second quarter of 2019. The decline primarily was attributable to the 73% year-over-year sales decline at DynaEnergetics, which was also impacted by lower selling prices and an increase in inventory reserves. The magnitude of DynaEnergetics’ sales decrease led to significant under-absorption of fixed overhead and research and development expenses. In addition, low utilization of DynaEnergetics’ manufacturing facilities resulted in an excess-capacity charge of $2,044. U.S. GAAP stipulates that fixed overhead expenses are capitalized as inventory on the balance sheet when incurred, and then expensed to the income statement when the related inventory is sold. However, in periods when manufacturing activity drops significantly below normal levels, a portion of fixed overhead expenses is required to be recognized in the income statement in the period incurred, rather than carried as inventory on the balance sheet. The second quarter of 2020 also included a lower proportion of sales in DynaEnergetics relative to NobelClad compared with the prior year.
•Consolidated selling, general and administrative expenses were $12,195 in the second quarter of 2020 compared with $16,699 in the second quarter of 2019. The decrease primarily was due to lower outside service expenses, variable bonus, payroll and payroll-related costs, and travel expenses, partially offset by an increase in the provision for expected credit losses.
•Restructuring expenses, net and asset impairments of $2,046 in the second quarter of 2020 primarily related to asset impairments and costs related to the anticipated sale of the Tyumen, Siberia manufacturing facility.
•Net cash of $4,528 decreased $1,553 from $6,081 at December 31, 2019. Net cash is a non-GAAP measure calculated as total cash and cash equivalents ($17,248 at June 30, 2020) less total debt ($12,720 at June 30, 2020).

Outlook

In response to the COVID-19 pandemic, we took substantial steps worldwide to keep our employees safe. This included remote-working arrangements during the second quarter, redesigning our office and manufacturing layouts and workspaces, travel restrictions, adopting new processes for interactions with our suppliers and customers and making additional investments in employee safety equipment and processes. These efforts will continue as the pandemic continues and as we navigate the continually evolving regulatory environment at each of our locations.

In light of the unprecedented downturn in global economic activity and the pandemic-related impact on oil and gas demand, DMC implemented several cost-containment actions in the second quarter to reduce our activity-based cost structure, limit spending and protect our balance sheet. These actions included reducing our workforce by 32%, implementing reduced work weeks at DynaEnergetics, cutting selling, general and administrative expenses by 25%, reducing our capital expenditures budget by 50% and suspending the quarterly dividend. The decline in crude oil prices and oil and gas demand accelerated early in the second quarter of 2020. To further preserve liquidity, we entered into an amendment to our credit facility on June 25, 2020 to, among other provisions, maintain our $50,000 revolving credit facility and to waive the debt service coverage ratio for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. We also filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on May 28, 2020, on which we registered up to $150 million of certain of our securities for potential sale from time to time and on terms that we may determine in the future. We believe these actions position us well to preserve liquidity over the next three quarters.

At DynaEnergetics, we expect a modest pick-up in third quarter demand from the low levels in the second quarter; however, the timing and extent to which the global oil and gas market recovers remains uncertain due in part to COVID-19. We have continued to invest in technology, product and market development initiatives to ensure we maintain our competitive advantages and future growth. During the second quarter of 2020, we introduced a series of products that are designed for new well-perforating applications and collectively increase its addressable market by more than 20%. The DS EchoTM perforating system positions DynaEnergetics in the emerging re-frac market, while DS MicroSetTM and DS LiberatorTM address plug setting and tool-string disengagement applications.

NobelClad achieved a modest sequential improvement in its order backlog in the second quarter, and it is beginning to see effects of the global COVID-19 pandemic on booking activity. Customers in the downstream energy industry have delayed various repair and maintenance projects and the award of a large prospective petrochemical order.
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

Consolidated Results of Operations

Three months ended June 30, 2020 compared with three months ended June 30, 2019

	Three months ended June 30,
	2020	2019	$ change	% change
Net sales	$43,203	$110,954	$(67,751)	(61)%
Gross profit	6,604	42,073	(35,469)	(84)%
Gross profit percentage	15.3%	37.9%
COSTS AND EXPENSES:
General and administrative expenses	6,707	9,460	(2,753)	(29)%
% of net sales	15.5%	8.5%
Selling and distribution expenses	5,488	7,239	(1,751)	(24)%
% of net sales	12.7%	6.5%
Amortization of purchased intangible assets	353	397	(44)	(11)%
% of net sales	0.8%	0.4%
Restructuring expenses, net and asset impairments	2,046	324	1,722	531%
Operating (loss) income	(7,990)	24,653	(32,643)	(132)%
Other (expense) income, net	(85)	343	(428)	(125)%
Interest expense, net	(156)	(409)	253	62%
(Loss) income before income taxes	(8,231)	24,587	(32,818)	(133)%
Income tax (benefit) provision	(2,583)	7,343	(9,926)	(135)%
Net (loss) income	(5,648)	17,244	(22,892)	(133)%
Adjusted EBITDA	$(1,786)	$29,026	$(30,812)	(106)%

Net sales decreased $67,751 compared with 2019. The COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions and demand for DynaEnergetics’ products.

Gross profit percentage decreased to 15.3% compared with 2019 primarily due to the significant decline in demand at DynaEnergetics. The lower volume drove unfavorable absorption of fixed manufacturing overhead expenses, including excess capacity charges, lower average selling prices, and an increase in reserves for excess inventories. The second quarter of 2020 also included a lower proportion of sales in DynaEnergetics relative to NobelClad compared with the second quarter of 2019.

General and administrative expenses decreased $2,753 compared with 2019 primarily due to lower outside service costs of $1,248, lower employee benefits expenses and payroll taxes of $1,049, and lower variable bonus expenses of $1,023.

Selling and distribution expenses decreased $1,751 compared with 2019 primarily due to lower salaries, benefits and variable bonus expenses of $850, lower travel expenses of $433, and lower outside service costs of $335, and lower shipping and freight costs on decreased sales volumes of $330, partially offset by an increase in the provision for expected credit losses of $764.

Restructuring expenses, net and asset impairments of $2,046 in 2020 primarily related to asset impairment charges on certain manufacturing assets that will no longer be utilized in production at its Blum, Texas and Troisdorf, Germany facilities and costs associated with the anticipated sale of DynaEnergetics’ Tyumen, Siberia manufacturing facility.

Operating loss of $7,990 in 2020 primarily related to an operating loss reported by DynaEnergetics.

Other (expense) income, net of $85 in 2020 primarily related to net unrealized and realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $156 decreased compared with 2019 primarily due to a lower average outstanding debt balance in 2020.

Income tax benefit of $2,583 was recorded on a pretax loss of $8,231. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted unfavorably by discrete items of $156. We recorded an income tax provision of $7,343 on pretax income of $24,587 for the second quarter of 2019. The effective rate for the second quarter of 2019 was impacted by favorable discrete items of $765.

Net loss for the three months ended June 30, 2020 was $5,648, or $0.38 per diluted share, compared to net income of $17,244, or $1.15 per diluted share, for the same period in 2019.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2020	2019
Net (loss) income	$(5,648)	$17,244
Interest expense, net	156	409
Income tax (benefit) provision	(2,583)	7,343
Depreciation	2,364	2,157
Amortization of purchased intangible assets	353	397
EBITDA	(5,358)	27,550
Restructuring expenses, net and asset impairments	2,046	324
Stock-based compensation	1,441	1,495
Other expense (income), net	85	(343)
Adjusted EBITDA	$(1,786)	$29,026

Six months ended June 30, 2020 compared with six months ended June 30, 2019

	Six months ended June 30,
	2020	2019	$ change	% change
Net sales	$116,766	$211,089	$(94,323)	(45)%
Gross profit	31,070	78,478	(47,408)	(60)%
Gross profit percentage	26.6%	37.2%
COSTS AND EXPENSES:
General and administrative expenses	14,831	18,628	(3,797)	(20)%
% of net sales	12.7%	8.8%
Selling and distribution expenses	14,015	13,548	467	3%
% of net sales	12.0%	6.4%
Amortization of purchased intangible assets	707	795	(88)	(11)%
% of net sales	0.6%	0.4%
Restructuring expenses, net and asset impairments	3,162	402	2,760	687%
Operating (loss) income	(1,645)	45,105	(46,750)	(104)%
Other income, net	32	322	(290)	(90)%
Interest expense, net	(394)	(782)	388	50%
(Loss) income before income taxes	(2,007)	44,645	(46,652)	(104)%
Income tax (benefit) provision	(514)	12,231	(12,745)	(104)%
Net (loss) income	(1,493)	32,414	(33,907)	(105)%
Adjusted EBITDA	$9,499	$52,923	$(43,424)	(82)%

Net sales decreased $94,323 compared with 2019. The decline primarily related to sharply lower demand for well perforating systems at DynaEnergetics as the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions in the U.S.

Gross profit percentage decreased to 26.6% compared with 2019 primarily due to the significant decline in demand at DynaEnergetics. The lower volume drove unfavorable absorption of fixed manufacturing overhead expenses, including excess capacity charges, lower average selling prices, and an increase in reserves for excess inventories. The first half of 2020 also included a lower proportion of sales in DynaEnergetics relative to NobelClad compared with the first half of 2019.

General and administrative expenses decreased $3,797 compared with 2019 primarily due to lower wages, employee benefits expenses and payroll taxes of $2,079 as well as lower variable bonus expenses of $1,390, and lower outside service costs of $1,357. These decreases were partially offset by higher depreciation expense of $270.

Selling and distribution expenses increased $467 compared with 2019 primarily due to an increase in the provision for expected credit losses of $3,063 in the first half of 2020, partially offset by lower wages, employee benefits expenses and payroll taxes of $1,582, lower variable bonus of $386, lower travel expenses of $308, and lower outside service costs of $275.

Restructuring expenses, net and asset impairments of $3,162 in 2020 primarily related to downsizing our direct labor workforce at DynaEnergetics in response to declining crude oil prices and corresponding demand for well perforating systems at DynaEnergetics.

Operating loss of $1,645 primarily was due to lower earnings at DynaEnergetics in the first half of 2020.

Other income, net of $32 in 2020 primarily related to net unrealized and realized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $394 decreased compared with 2019 primarily due to a lower average outstanding debt balance in 2020.

Income tax benefit of $514 was recorded on pretax loss of $2,007. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted favorably by discrete items of $315. We recorded an income tax provision of $12,231 on pretax income of $44,645 for the same period of 2019. The effective rate for the first half 2019 was impacted by favorable discrete items of $1,541.

Net loss for the six months ended June 30, 2020 was $1,493, or $0.10 per diluted share, compared to net income of $32,414, or $2.17 per diluted share, for the same period in 2019.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2020	2019
Net (loss) income	$(1,493)	$32,414
Interest expense, net	394	782
Income tax (benefit) provision	(514)	12,231
Depreciation	4,716	3,955
Amortization of purchased intangible assets	707	795
EBITDA	3,810	50,177
Restructuring expenses, net and asset impairments	3,162	402
Stock-based compensation	2,559	2,666
Other (income), net	(32)	(322)
Adjusted EBITDA	$9,499	$52,923

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

DynaEnergetics

Three months ended June 30, 2020 compared with three months ended June 30, 2019

	Three months ended June 30,
	2020	2019	$ change	% change
Net sales	$23,643	$88,628	$(64,985)	(73)%
Gross profit	1,967	36,341	(34,374)	(95)%
Gross profit percentage	8.3%	41.0%
COSTS AND EXPENSES:
General and administrative expenses	3,157	4,591	(1,434)	(31)%
Selling and distribution expenses	3,595	4,637	(1,042)	(22)%
Amortization of purchased intangible assets	259	300	(41)	(14)%
Restructuring expenses, net and asset impairments	1,851	—	1,851	n/a
Operating (loss) income	(6,895)	26,813	(33,708)	(126)%
Adjusted EBITDA	$(3,272)	$28,532	$(31,804)	(111)%

Net sales were $64,985 lower than in 2019 due to sharply lower demand for well perforating systems at DynaEnergetics as the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions in the U.S.

Gross profit percentage decreased to 8.3% compared with 2019 primarily due to the unfavorable impact of significantly lower sales volume on fixed manufacturing overhead expenses, including excess capacity charges, lower average selling prices, and an increase in reserves for excess inventories.

General and administrative expenses decreased $1,434 primarily due to lower outside service costs of $848, lower employee benefits expenses and payroll taxes of $510, and lower variable bonus expenses of $368.

Selling and distribution expenses decreased $1,042 compared with 2019 primarily due to lower outside service costs of $904, lower expenses for salaries and wages, variable bonus and other payroll-related costs of $580, and lower travel expenses of $206. The decrease was partially offset by an increase in the provision for expected credit losses of $898.

Restructuring expenses, net and asset impairments of $1,851 in 2020 primarily related to asset impairments and costs associated with the anticipated sale of the Tyumen, Siberia manufacturing facility.

Operating loss of $6,895 primarily was due to a sharp decline in unit sales volume, the impact of lower volume on fixed overhead costs, lower average selling prices, and an increase reserves for excess inventories, partially offset by reduced general and administrative and selling and distribution spending.

Adjusted EBITDA decreased compared with 2019 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2020	2019
Operating (loss) income	$(6,895)	$26,813
Adjustments:
Restructuring expenses, net and asset impairments	1,851	—
Depreciation	1,513	1,419
Amortization of purchased intangibles	259	300
Adjusted EBITDA	$(3,272)	$28,532

Six months ended June 30, 2020 compared with six months ended June 30, 2019

	Six months ended June 30,
	2020	2019	$ change	% change
Net sales	$76,863	$168,464	$(91,601)	(54)%
Gross profit	21,442	67,573	(46,131)	(68)%
Gross profit percentage	27.9%	40.1%
COSTS AND EXPENSES:
General and administrative expenses	6,988	8,313	(1,325)	(16)%
Selling and distribution expenses	9,435	8,736	699	8%
Amortization of purchased intangible assets	519	601	(82)	(14)%
Restructuring expenses, net and asset impairments	2,789	—	2,789	n/a
Operating income	1,711	49,923	(48,212)	(97)%
Adjusted EBITDA	$8,044	$53,041	$(44,997)	(85)%

Net sales were $91,601 lower than in 2019 due to sharply lower demand for well perforating systems at DynaEnergetics as the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions in the U.S.

Gross profit percentage decreased to 27.9% compared with 2019 primarily due to the unfavorable impact of lower sales volume on fixed manufacturing overhead expenses, , including excess capacity charges in the second quarter, lower average selling prices, and an increase in reserves for excess inventories.

General and administrative expenses decreased $1,325 compared with 2019 primarily due to lower salaries and wages, variable bonus and other payroll-related costs of $1,420.

Selling and distribution expenses increased $699 compared with 2019 primarily due to an increase in the provision for expected credit losses of $2,885 associated with specifically identified at-risk customer balances combined with and increase to our current expected credit loss reserve. The increase was partially offset by lower outside service costs of $1,262 and lower expenses for salaries and wages, variable bonus and other payroll-related costs of $796.

Restructuring expenses, net and asset impairments of $2,789 in 2020 primarily related to measures taken in response to the COVID-19 pandemic-related impact on oil and gas demand. We downsized our direct labor workforce in response to declining crude oil prices and corresponding demand for well perforating systems and recorded asset impairments We also incurred costs associated with the anticipated sale of the Tyumen, Siberia manufacturing facility.

Operating income decreased by $48,212 compared with 2019 primarily due to a sharp decline in unit sales volume, the unfavorable impact of lower volume on fixed overhead expenses, lower average selling prices, and increases in reserves for excess inventories and expected credit losses, partially offset by lower general and administrative expenses.

Adjusted EBITDA decreased compared with 2019 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2020	2019
Operating income	$1,711	$49,923
Adjustments:
Restructuring expenses, net and asset impairments	2,789	—
Depreciation	3,025	2,517
Amortization of purchased intangibles	519	601
Adjusted EBITDA	$8,044	$53,041

NobelClad

Three months ended June 30, 2020 compared with three months ended June 30, 2019

	Three months ended June 30,
	2020	2019	$ change	% change
Net sales	$19,560	$22,326	$(2,766)	(12)%
Gross profit	4,802	5,884	(1,082)	(18)%
Gross profit percentage	24.6%	26.4%
COSTS AND EXPENSES:
General and administrative expenses	797	1,102	(305)	(28)%
Selling and distribution expenses	1,731	2,438	(707)	(29)%
Amortization of purchased intangible assets	94	97	(3)	(3)%
Restructuring expenses, net and asset impairments	195	324	(129)	(40)%
Operating income	1,985	1,923	62	3%
Adjusted EBITDA	$3,061	$3,082	$(21)	(1)%

Net sales of $19,560 decreased compared with 2019 primarily due to the timing of shipment of projects out of backlog.

Gross profit percentage of 24.6% decreased compared with 2019 primarily due to less favorable project mix.

General and administrative expenses decreased $305 compared with 2019 primarily due to lower expenses for salaries and wages, variable bonus and other payroll-related costs of $258.

Selling and distribution expenses decreased $707 compared with 2019 primarily due to lower expenses for salaries and wages, variable bonus and other payroll-related costs of $270 lower travel expenses of $227 combined with a recovery of a previously recorded provision for an expected credit loss of $134.

Restructuring expenses, net and asset impairments of $195 in 2020 related to severance costs.

Operating income increased $62 compared with 2019 primarily due to lower general and administrative and selling expenses offset by lower net sales.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2020	2019
Operating income	$1,985	$1,923
Adjustments:
Restructuring expenses, net and asset impairments	195	324
Depreciation	787	738
Amortization of purchased intangibles	94	97
Adjusted EBITDA	$3,061	$3,082

Six months ended June 30, 2020 compared with six months ended June 30, 2019

	Six months ended June 30,
	2020	2019	$ change	% change
Net sales	$39,903	$42,625	$(2,722)	(6)%
Gross profit	9,954	11,244	(1,290)	(11)%
Gross profit percentage	24.9%	26.4%
COSTS AND EXPENSES:
General and administrative expenses	1,771	2,346	(575)	(25)%
Selling and distribution expenses	4,282	4,549	(267)	(6)%
Amortization of purchased intangible assets	188	194	(6)	(3)%
Restructuring expenses, net	254	402	(148)	(37)%
Operating income	3,459	3,753	(294)	(8)%
Adjusted EBITDA	$5,428	$5,787	$(359)	(6)%

Net sales decreased $2,722 compared with 2019 due to the timing of shipment of projects out of backlog.

Gross profit percentage of 24.9% decreased compared with 2019 primarily due to less favorable project mix.

General and administrative expenses decreased $575 compared with 2019 primarily due to lower expenses for salaries and wages, variable bonus and other payroll-related costs $410.

Selling and distribution expenses decreased $267 compared with 2019 primarily due to lower expenses for salaries and wages, variable bonus and other payroll-related costs of $282, lower travel expenses of $212. The decrease was partially offset by a provision for an expected credit loss of $178 associated with a customer that declared bankruptcy during the first quarter of 2020.

Restructuring expenses, net and asset impairments of $254 in 2020 related to severance costs.

Operating income increased $294 compared with 2019 primarily was due to lower general and administrative and selling expenses, partially offset by lower net sales and project mix.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2020	2019
Operating income	$3,459	$3,753
Adjustments:
Restructuring expenses, net and asset impairments	254	402
Depreciation	1,527	1,438
Amortization of purchased intangibles	188	194
Adjusted EBITDA	$5,428	$5,787

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. The COVID-19 pandemic drove a sharp decline in our core oil and gas end market and corresponding well-completion activity and demand for our perforating systems late in the first quarter of 2020. In April 2020, DMC announced several cost-containment actions to reduce our activity-based cost structure, limit spending and protect our balance sheet. These actions included reducing our workforce by 32%, implementing reduced work weeks at DynaEnergetics, cutting selling, general and administrative expenses by 25%, reducing our capital expenditures budget by 50% and suspending the quarterly dividend. The decline in crude oil prices and oil and gas demand accelerated early in the second quarter of 2020. Additionally, while NobelClad achieved a modest sequential improvement in its order backlog in the second quarter, it is beginning to see effects of the global COVID-19 pandemic on booking activity. Customers in the downstream energy industry have delayed various repair and maintenance projects and the award of a large prospective petrochemical order. To further preserve liquidity, we entered into an amendment to our credit facility on June 25, 2020 to, among other provisions, maintain our $50,000 revolving credit facility and to waive the debt service coverage ratio for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. These measures enabled us to improve our net cash position from $2,920 at March 31, 2020 to $4,528 at June 30, 2020, maintain our fully undrawn and available $50,000 revolving credit facility, and provide covenant relief for three quarters. We also filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on May 28, 2020, on which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. Our ability to access this capital may be limited by market conditions at the time of any future potential offering. There can be no assurance that any such capital will be available on acceptable terms or at all.

With due consideration of the COVID-19 global pandemic and severe disruption of our end markets, we believe that cash flow from operations and funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, and other capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor the continuing unprecedented financial and market conditions, including the impacts COVID-19 will have on credit availability and capital markets.

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

Borrowings under the $50,000 revolving loan can be in the form of one, two, three, or six month LIBOR loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). All revolver loan borrowing and repayments under the credit facility have been in the form of one-month or two-month loans and are reported on a net basis in our Condensed Consolidated Statements of Cash Flows.
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

On June 25, 2020, we entered into an amendment ("Amendment") to the credit facility. The Amendment waives the debt service coverage ratio covenant for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The debt service coverage ratio minimum of 1.35 to 1 was applicable for the quarter ending June 30, 2020 and will resume beginning with the quarter ending June 30, 2021 and thereafter.

Additionally, the Amendment adds a Minimum Liquidity covenant requiring the total of cash and cash equivalents held by U.S. subsidiaries and available borrowing capacity under the credit facility to exceed $10,000 for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The Minimum Liquidity covenant is not required after the quarter ending March 31, 2021.

During the period from the Amendment through August 31, 2020, borrowings outstanding under the credit facility will bear interest at LIBOR plus a margin of 1.75% or at a Base Rate (as defined in the credit facility) plus a margin of 0.75%. For the period from September 1, 2020 through the date of receipt of the covenant compliance certificate for the quarter ending March 31, 2021, borrowings outstanding under the credit facility will bear interest at a LIBOR plus a margin of 1.75% to 3.00% or at a Base Rate plus a margin of 0.75% to 2.00%. In each case, the margin is based on the Company's Leverage Ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of such period to Consolidated Pro Forma EBITDA for such period. Additionally, the Amendment sets the minimum LIBOR at 0.75%.

As of June 30, 2020, U.S. dollar revolving loans of zero and borrowings of $13,313 under our Capex Facility were outstanding under our credit facility. Our available borrowing capacity was $50,000 as of June 30, 2020. Future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

As of June 30, 2020, there were two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a debt service coverage ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the June 30, 2020 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of June 30, 2020, calculated in accordance with the credit facility, as amended, was 0.3 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated Pro Forma EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges (as defined in the agreement). The minimum debt service coverage ratio permitted by our credit facility for the June 30, 2020 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2020 was 2.5 to 1.0.

Our credit facility, as amended, also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of June 30, 2020, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain DynaEnergetics operations. This line of credit provides a borrowing capacity of €4,000.

Other contractual obligations and commitments

Our long-term debt balance decreased to $9,595 at June 30, 2020 from $11,147 at December 31, 2019. Our other contractual obligations and commitments have not materially changed since December 31, 2019.

Cash flows provided by operating activities

Net cash provided by operating activities was $11,128 for the six months ended June 30, 2020 compared with $23,302 in the same period last year. The decrease primarily was due to a decline in net income, partially offset by lower working capital in 2020 compared with 2019.

Cash flows used in investing activities

Net cash flows used in investing activities for the six months ended June 30, 2020 of $7,462 primarily related to acquisitions of property, plant and equipment at DynaEnergetics. Net cash flows used in investing activities for the six months ended June 30, 2019 totaled $15,025 and primarily related to the acquisitions of property, plant and equipment for the construction of DynaEnergetics’ manufacturing, assembly and administrative space on its site in Blum, Texas and expenditures related to the relocation of DMC Global’s corporate office and NobelClad’s U.S. administrative offices. Net cash flows used in investing activities was partially offset by proceeds from the sale of NobelClad’s production facility in France during the second quarter of 2019.

Cash flows used in financing activities

Net cash flows used in financing activities for the six months ended June 30, 2020 of $6,200 primarily related to payment of dividends and repayments on the capital expenditure facility. Net cash flows used in financing activities for the six months ended June 30, 2019 of $6,757 primarily related to repayments on revolving loans and repayments on the capital expenditure facility.

Payment of Dividends

We paid a quarterly cash dividend of $0.125 per share in the first quarter of 2020 and also paid a quarterly cash dividend of $0.02 per share in the first and second quarters of 2019.

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

Our business, results of operations, financial condition, cash flows and stock price have been and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price have been and may continue to be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19. In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and any preventive or protective actions taken by governmental authorities have had and may continue to have a material adverse effect on our workforce and operations, supply chain, customers and transportation networks. The impacts of COVID-19 have reduced demand for oil and gas, which has exerted downward pressure on oil and gas prices. This has significantly impacted the demand for our products, product pricing and our ability to collect receivables from our customers, and has had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows. The extent to which COVID-19 may adversely impact our business in the future depends on future developments, which are highly uncertain and unpredictable, depending upon the severity and duration of the outbreak and the effectiveness of actions taken globally to contain or mitigate its effects. Any resulting financial impact cannot be estimated reasonably at this time, but may materially adversely affect our business, results of operations, financial condition and cash flows. Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. To the extent the COVID-19 pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019, such as those relating to our products and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the second quarter of 2020, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2020	—	$—
May 1 to May 31, 2020	1,988	$25.21
June 1 to June 30, 2020	—	$—
Total	1,988	$25.21

(1) Share purchases in 2020 were to offset tax withholding obligations that occur upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.

(2) As of June 30, 2020, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (399,463).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2020, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

10.1 First Amendment to the Credit Facility dated as of March 26, 2020, among the Company, Key Bank, N.A., as administrative agent, and the other parties named therein.1

31.1 Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

1 Certain confidential information contained in this agreement has been omitted because it (i) is not material and (ii) would be competitively harmful if publicly disclosed.
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

DMC Global Inc.
(Registrant)

Date:	July 23, 2020	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)