Form 10-Q
period 2020-09-30
DMC Global Inc.
filed 2020-10-22
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Common Stock outstanding was 14,773,721 as of October 22, 2020.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include the planned reduction in spending and our 2020 capital budget, our ability to access the capital markets and the availability of proceeds from our at-the-market offering to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2019 and such things as the following: impacts of COVID-19 and any related preventative or protective actions taken by governmental authorities and resulting economic impacts, including recessions or depressions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility; and global economic conditions and political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,604	$20,353
Accounts receivable, net of allowance for doubtful accounts of $2,709 and $967, respectively	34,424	60,855
Inventories	56,958	53,728
Prepaid expenses and other	9,831	9,417
Total current assets	125,817	144,353
Property, plant and equipment	177,420	174,741
Less - accumulated depreciation	(70,018)	(66,507)
Property, plant and equipment, net	107,402	108,234
Purchased intangible assets, net	4,383	5,880
Deferred tax assets	4,070	3,836
Other assets	17,611	15,118
Total assets	$259,283	$277,421

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,123	$34,758
Accrued expenses	7,375	6,903
Dividend payable	—	1,866
Accrued income taxes	7,080	9,651
Accrued employee compensation and benefits	7,376	10,668
Contract liabilities	5,195	2,736
Current portion of long-term debt	3,125	3,125
Other current liabilities	1,804	1,716
Total current liabilities	54,078	71,423
Long-term debt	8,867	11,147
Deferred tax liabilities	3,181	3,786
Other long-term liabilities	23,206	18,924
Total liabilities	89,332	105,280
Commitments and contingencies (Note 11)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 14,772,187 and 14,652,675 shares outstanding, respectively	765	756
Additional paid-in capital	90,069	85,639
Retained earnings	116,584	119,002
Other cumulative comprehensive loss	(25,285)	(25,803)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 528,037 and 464,532 shares, respectively	(12,182)	(7,453)
Total stockholders’ equity	169,951	172,141
Total liabilities and stockholders’ equity	$259,283	$277,421
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales	$55,281	$100,094	$172,048	$311,183
Cost of products sold	41,688	63,870	127,381	196,481
Gross profit	13,593	36,224	44,667	114,702
Costs and expenses:
General and administrative expenses	6,911	10,128	21,744	28,756
Selling and distribution expenses	4,705	6,983	18,720	20,531
Amortization of purchased intangible assets	369	394	1,076	1,189
Restructuring expenses, net and asset impairments	143	5,898	3,305	6,300
Total costs and expenses	12,128	23,403	44,845	56,776
Operating income (loss)	1,465	12,821	(178)	57,926
Other (expense) income:
Other (expense) income, net	(148)	170	(118)	492
Interest expense, net	(170)	(387)	(564)	(1,169)
Income (loss) before income taxes	1,147	12,604	(860)	57,249
Income tax provision (benefit)	139	5,689	(375)	17,920
Net income (loss)	$1,008	$6,915	$(485)	$39,329

Net income (loss) per share
Basic	$0.07	$0.47	$(0.03)	$2.67
Diluted	$0.07	$0.46	$(0.03)	$2.64
Weighted average shares outstanding:
Basic	14,820,881	14,632,276	14,759,062	14,589,655
Diluted	14,820,881	14,851,166	14,759,062	14,800,132

Dividends declared per common share	$—	$0.125	$0.125	$0.165

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$1,008	$6,915	$(485)	$39,329

Change in cumulative foreign currency translation adjustment	753	(2,696)	518	(1,577)

Total comprehensive income	$1,761	$4,219	$33	$37,752

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, June 30, 2020	15,297,291	$765	$88,501	$115,576	$(26,038)	(527,981)	(8,521)	$170,283
Net income	—	—	—	1,008	—	—	—	$1,008
Change in cumulative foreign currency translation adjustment	—	—	—	—	753	—	—	$753
Shares issued in connection with stock compensation plans	2,933	—	3	—	—	—	—	$3
Stock-based compensation	—	—	1,554	—	—	—	—	$1,554
Treasury stock activity	—	—	11	—	—	(56)	(3,661)	$(3,650)
Balances, September 30, 2020	15,300,224	$765	$90,069	$116,584	$(25,285)	(528,037)	$(12,182)	$169,951

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, June 30, 2019	15,107,914	$756	$82,853	$121,107	$(33,895)	(460,823)	(7,320)	163,501
Net income	—	—	—	6,915	—	—	—	6,915
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,696)	—	—	(2,696)
Shares issued in connection with stock compensation plans	1,750	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,345	—	—	—	—	1,345
Dividends declared	—	—	—	(1,866)	—	—	—	(1,866)
Treasury stock activity	—	—	—	—	—	(3,506)	(123)	(123)
Balances, September 30, 2019	15,109,664	$756	$84,198	$126,156	$(36,591)	(464,329)	$(7,443)	$167,076

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	$(7,453)	$172,141
Net loss	—	—	—	(485)	—	—	—	(485)
Change in cumulative foreign currency translation adjustment	—	—	—	—	518	—	—	518
Shares issued in connection with stock compensation plans	183,017	9	257	—	—	—	—	266
Adjustment for cumulative effect from change in accounting principle (ASU 2016-13)	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	4,162	—	—	—	—	4,162
Dividends declared	—	—	—	(1,883)	—	—	—	(1,883)
Treasury stock activity	—	—	11	—	—	(63,505)	(4,729)	(4,718)
Balances, September 30, 2020	15,300,224	$765	$90,069	$116,584	$(25,285)	(528,037)	$(12,182)	$169,951

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286
Net income	—	—	—	39,329	—	—	—	39,329
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,577)	—	—	(1,577)
Shares issued in connection with stock compensation plans	121,702	7	351	—	—	7,502	—	358
Stock-based compensation	—	—	3,756	—	—	—	—	3,756
Dividends declared	—	—	—	(2,464)	—	—	—	(2,464)
Treasury stock activity	—	—	14	—	—	(389,645)	(6,626)	(6,612)
Balances, September 30, 2019	15,109,664	$756	$84,198	$126,156	$(36,591)	(464,329)	$(7,443)	$167,076

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2020	2019
Cash flows provided by operating activities:
Net (loss) income	$(485)	$39,329
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,167	6,178
Amortization of purchased intangible assets	1,076	1,189
Amortization of deferred debt issuance costs	154	130
Stock-based compensation	4,154	3,908
Deferred income taxes	(839)	1,660
Loss on disposal of property, plant and equipment	113	343
Restructuring expenses, net and asset impairments	3,305	6,300
Change in:
Accounts receivable, net	26,890	(12,505)
Inventories	(2,228)	(8,357)
Prepaid expenses and other	(2,855)	(923)
Accounts payable	(10,563)	2,475
Contract liabilities	2,376	1,456
Accrued anti-dumping duties and penalties	—	(8,000)
Accrued expenses and other liabilities	(6,911)	1,913
Net cash provided by operating activities	21,354	35,096

Cash flows used in investing activities:
Acquisition of property, plant and equipment	(9,682)	(22,377)
Proceeds on sale of property, plant and equipment	20	1,258
Net cash used in investing activities	(9,662)	(21,119)

Cash flows used in financing activities:
Repayments on bank lines of credit, net	—	(10,999)
Repayments on capital expenditure facility	(2,344)	(2,344)
Payment of dividends	(3,749)	(896)
Payment of debt issuance costs	(88)	—
Net proceeds from issuance of common stock to employees and directors	266	358
Treasury stock purchases	(1,123)	(1,079)
Net cash used in financing activities	(7,038)	(14,960)

Effects of exchanges rates on cash	(403)	(209)

Net increase (decrease) in cash and cash equivalents	4,251	(1,192)
Cash and cash equivalents, beginning of the period	20,353	13,375
Cash and cash equivalents, end of the period	$24,604	$12,183

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

During the nine months ended September 30, 2020, we increased our expected loss rate due to the COVID-19 pandemic-related collapse in oil and gas demand and resulting downturn in well completions. In addition, we continued to review receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. In total, provisions of $3,327 were recorded during the nine months ended September 30, 2020.

The following table summarizes activity in the allowance for credit losses on receivables from DynaEnergetics and NobelClad customers:

	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2019	$945	$22	$967
Adjustment for cumulative effect from change in accounting principle	50	—	50
Current period provision for expected credit losses	3,015	312	3,327
Write-offs charged against the allowance	(1,066)	(201)	(1,267)
Recoveries of amounts previously reserved	(208)	(134)	(342)
Impacts of foreign currency exchange rates and other	(27)	1	(26)
Allowance for doubtful accounts, September 30, 2020	$2,709	$—	$2,709

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

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss), as reported	$1,008	$6,915	(485)	39,329
Less: Distributed net income available to participating securities	—	(14)	—	(19)
Less: Undistributed net income available to participating securities	(17)	(39)	—	(287)
Numerator for basic net income (loss) per share:	991	6,862	(485)	39,023
Add: Undistributed net income allocated to participating securities	17	39	—	287
Less: Undistributed net income reallocated to participating securities	(17)	(39)	—	(283)
Numerator for diluted net income (loss) per share:	991	6,862	(485)	39,027
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	14,820,881	14,632,276	14,759,062	14,589,655
Effect of dilutive securities (1)	—	218,890	—	210,477
Weighted average shares outstanding for diluted net income (loss) per share	14,820,881	14,851,166	14,759,062	14,800,132
Net income (loss) per share
Basic	$0.07	$0.47	$(0.03)	$2.67
Diluted	$0.07	$0.46	$(0.03)	$2.64
(1) For the three and nine months ended September 30, 2020, 30,087 and 19,394, respectively, shares have been excluded as their effect would have been anti-dilutive.

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

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested RSAs, vested company stock awards, company-owned life insurance (“COLI”) on certain employees, and money market and mutual funds. Unvested RSAs and common stock held by the trust are reflected in the Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value. The balances of $6,455 as of September 30, 2020 and $4,461 as of December 31, 2019 were reflected in the Consolidated Balance Sheets within “Other assets.”

Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the Plan. The balances of $9,924 as of September 30, 2020 and $6,143 as of December 31, 2019 were reflected in the Consolidated Balance Sheets within “Other long-term liabilities.” These obligations are adjusted based on changes in value of the underlying investment options chosen by Plan participants. Deferred compensation that will be settled by delivery of a fixed number of previously vested shares of the Company’s common stock are reflected in the Consolidated Statements of Stockholders’ Equity within “Common stock” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these investments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $3,322 as of September 30, 2020 and $2,420 as of December 31, 2019 were held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities, and therefore we classify these assets as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of September 30, 2020 or December 31, 2019.

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

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
Raw materials	$28,695	$26,173
Work-in-process	16,374	12,194
Finished goods	11,587	15,045
Supplies	302	316
	$56,958	$53,728

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of September 30, 2020:

	Gross	Accumulated Amortization	Net
Core technology	$17,868	$(13,485)	$4,383
Customer relationships	36,139	(36,139)	—
Trademarks / Trade names	2,075	(2,075)	—
Total intangible assets	$56,082	$(51,699)	$4,383

Our purchased intangible assets consisted of the following as of December 31, 2019:

	Gross	Accumulated Amortization	Net
Core technology	$17,717	$(11,837)	$5,880
Customer relationships	35,091	(35,091)	—
Trademarks / Trade names	1,988	(1,988)	—
Total intangible assets	$54,796	$(48,916)	$5,880

The change in the gross value of our purchased intangible assets from December 31, 2019 to September 30, 2020 was due to foreign currency translation and an adjustment due to the recognition of tax benefit of tax amortization previously applied to certain goodwill related to the NobelClad and DynaEnergetics reporting units. After the goodwill was written off at September 30, 2017 and December 31, 2015, respectively, the tax amortization reduces other noncurrent intangible assets related to the historical acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	September 30, 2020	December 31, 2019
NobelClad	$4,813	$1,427
DynaEnergetics	382	1,309

Total	$5,195	$2,736

We expect to recognize the revenue associated with contract liabilities over a time period no longer than one year. Of the $2,736 recorded as contract liabilities at December 31, 2019, $2,015 was recorded to net sales during the nine months ended September 30, 2020.

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	September 30, 2020	December 31, 2019
ROU asset	10,751	10,423

Current lease liability	1,804	1,716
Long-term lease liability	10,155	9,777
Total lease liability	$11,959	$11,493

The ROU asset was included in “Other assets” while the current lease liability was reported in “Other current liabilities” and the long-term lease liability was reported in “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheet. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended September 30, 2020 and 2019, operating lease costs were $1,055 and $784, respectively. For the nine months ended September 30, 2020 and 2019, operating lease costs were $3,051 and $2,220, respectively. Operating lease costs were included in the Company’s Condensed Consolidated Statements of Operations. Short term and variable lease costs were not material for the three and nine months ended September 30, 2020 and 2019.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

September 30, 2020
Weighted average remaining lease term (in years)	8.50
Weighted average discount rate	5.5%

The following table represents maturities of operating lease liabilities as of September 30, 2020:

Due within 1 year	$1,804
Due after 1 year through 2 years	1,885
Due after 2 years through 3 years	1,769
Due after 3 years through 4 years	1,615
Due after 4 years through 5 years	1,547
Due after 5 years	5,706
Total future minimum lease payments	14,326
Less imputed interest	(2,367)
Total	$11,959

7.      DEBT

Outstanding borrowings consisted of the following:

	September 30, 2020	December 31, 2019
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Capital expenditure facility	12,531	14,875
Outstanding borrowings	12,531	14,875
Less: debt issuance costs	(539)	(603)
Total debt	11,992	14,272
Less: current portion of long-term debt	(3,125)	(3,125)
Long-term debt	$8,867	$11,147

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provided for a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. The Capex Facility bears interest at a LIBOR-based variable rate which at September 30, 2020 was 2.50%. In 2019, we prepaid an additional $7,000 above the required amortization amount. The credit facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
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

During the period from the Amendment through August 31, 2020, borrowings outstanding under the credit facility bore interest at LIBOR plus a margin of 1.75% or at a Base Rate (as defined in the credit facility) plus a margin of 0.75%. For the period from September 1, 2020 through the date of receipt of the covenant compliance certificate for the quarter ending March 31, 2021, borrowings outstanding under the credit facility will bear interest at LIBOR plus a margin of 1.75% to 3.00% or at a Base Rate plus a margin of 0.75% to 2.00%. In each case, the margin is based on the Company's Leverage Ratio of

Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of such period to Consolidated Pro Forma EBITDA for such period. Additionally, the Amendment sets the minimum LIBOR at 0.75%.

The credit facility, as amended, includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of September 30, 2020, we were in compliance with all financial covenants and other provisions of our debt agreements.

On October 22, 2020, in connection with the commencement of our at-the-market offering, we entered into an amendment to the credit facility to waive the requirement that we repay outstanding balances under the credit facility from the proceeds of any equity offering. The waiver applies to at-the-market offerings up to $75 million.

We also maintain a line of credit with a German bank for certain European operations. In July 2020, the German Bank Facility was amended to increase the borrowing capacity from €4,000 to €7,000. Of the €7,000 borrowing capacity, €3,511 was available as of September 30, 2020 after considering outstanding letters of credit.

Included in long-term debt were deferred debt issuance costs of $539 and $603 as of September 30, 2020 and December 31, 2019, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the nine months ended September 30, 2020, we did not record any adjustments to valuation allowances. At March 31, 2019, the Company was no longer in a three-year cumulative loss position in the U.S. and we believe sufficient future taxable income will be generated to use existing deferred tax assets in that jurisdiction. Accordingly, during the three months ended March 31, 2019, we released valuation allowances of $368 in that jurisdiction and certain states. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

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

Segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net sales
DynaEnergetics	$34,201	$77,356	$111,065	$245,820
NobelClad	21,080	22,738	60,983	65,363
Net sales	$55,281	$100,094	$172,048	$311,183

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Operating income
DynaEnergetics	$2,171	$14,911	$3,886	$64,834
NobelClad	2,483	2,219	$5,941	$5,972
Segment operating income	4,654	17,130	9,827	70,806

Unallocated corporate expenses	(1,594)	(3,067)	(5,851)	(8,972)
Stock-based compensation	(1,595)	(1,242)	(4,154)	(3,908)
Other (expense) income, net	(148)	170	(118)	492
Interest expense, net	(170)	(387)	(564)	(1,169)
Income (loss) before income taxes	$1,147	$12,604	$(860)	$57,249

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Depreciation and amortization
DynaEnergetics	$1,866	$1,772	$5,410	$4,890
NobelClad	879	845	2,594	2,477
Segment depreciation and amortization	2,745	2,617	8,004	7,367
Corporate and other (1)	75	—	239	—
Consolidated depreciation and amortization	$2,820	$2,617	$8,243	$7,367
(1) Prior to Q4 2019, the Company fully allocated corporate and other depreciation to the segments.

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

DynaEnergetics

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
United States	$23,324	$67,361	$80,931	$210,642
Canada	1,856	2,586	2,504	8,962
Iraq	1,049	218	3,238	1,104
India	601	160	5,624	236
Indonesia	542	225	1,488	1,406
Pakistan	482	262	866	601
Egypt	388	876	2,642	2,610
Kuwait	198	123	1,226	869
Germany	126	455	513	535
Malaysia	114	648	1,026	772
United Arab Emirates	32	349	783	4,447
Rest of the world	5,489	4,093	10,224	13,636
Total DynaEnergetics	$34,201	$77,356	$111,065	$245,820

NobelClad

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
United States	$10,589	$12,883	$30,094	$34,830
Canada	1,985	1,143	5,446	4,502
Germany	982	1,210	2,770	3,041
Spain	763	1,029	2,636	1,375
India	733	267	880	546
Belgium	647	409	1,057	1,892
Australia	587	241	1,193	1,086
Sweden	541	400	1,097	1,538
Netherlands	361	519	1,276	1,531
United Arab Emirates	310	287	2,930	1,561
France	300	529	2,392	2,182
Norway	297	1,359	1,937	3,519
Greece	40	11	228	37
Singapore	32	6	857	6
South Korea	—	438	1,212	1,319
Rest of the world	2,913	2,007	4,978	6,398
Total NobelClad	$21,080	$22,738	$60,983	$65,363

During the three months ended September 30, 2020 and nine months ended September 30, 2020, one customer in our DynaEnergetics segment accounted for approximately 11% and 12% of consolidated net sales, respectively. During the three and nine months ended September 30, 2019, no customers accounted for greater than 10% of consolidated net sales.

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

As of September 30, 2020 and December 31, 2019, the notional amounts of the forward currency contracts the Company held were $3,187 and $22,860, respectively. At September 30, 2020 and December 31, 2019, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net gains (losses) from hedging activities:

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2020	2019	2020	2019
Foreign currency contracts	Other (expense) income, net	$(1,045)	$(182)	$(917)	$(113)

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

Purchase Commitments

NobelClad entered into a contract in 2018 with a supplier to purchase roll bonded products for resale. The agreement includes minimum annual thresholds that run through December 31, 2022. If NobelClad were not to meet any of the obligations under the contract, the potential exposure would be $180 in 2020 and an aggregate of $1,220 for the final two years of the agreement ending December 31, 2022. As of September 30, 2020, the contingent liability related to this agreement was not considered probable, and no accrual was recorded.

12.    RESTRUCTURING AND ASSET IMPAIRMENTS

During the third quarter of 2020, DynaEnergetics sold its Tyumen, Siberia production facility to a third-party for $448, which was equal to the carrying value of the assets held for sale.

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

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses, net and asset impairments” line item in our Condensed Consolidated Statements of Operations:

	Three months ended September 30, 2020
	Severance	Contract Termination Costs	Other Exit Costs	Total
DynaEnergetics	$109	$8	$16	$133
NobelClad	—	—	10	10
Total	$109	$8	$26	$143

	Three months ended September 30, 2019
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$1,260	$4,620	$—	$—	$—	$5,880
NobelClad	2	—	(4)	7	13	18
Total	$1,262	$4,620	$(4)	$7	$13	$5,898

	Nine months ended September 30, 2020
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$936	$1,181	$19	$126	$660	$2,922
NobelClad	244	—	—	—	20	264
Corporate	119	—	—	—	—	119
Total	$1,299	$1,181	$19	$126	$680	$3,305

	Nine months ended September 30, 2019
	Severance	Asset Impairment / (Gain on Asset Disposal)	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$1,260	$4,620	$—	$—	$—	$5,880
NobelClad	714	(636)	39	234	69	420
Total	$1,974	$3,984	$39	$234	$69	$6,300

During the nine months ended September 30, 2020, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2019	Net expense (1)	Payments and Other Adjustments	Currency Adjustments	September 30, 2020
Severance	$2,404	$1,299	$(2,393)	$(139)	$1,171
Contract termination costs	—	19	(11)	—	8
Equipment moving costs	—	126	(126)	—	—
Other exit costs	271	680	(1,129)	178	—
Total	$2,675	$2,124	$(3,659)	$39	$1,179
(1) Excludes asset impairment expenses

13.    SUBSEQUENT EVENTS

At-the-Market Offering Program

On October 22, 2020, the Company commenced an at-the-market equity program under its shelf registration statement, which allows it to sell and issue up to $75 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on October 22, 2020 with KeyBanc Capital Markets Inc. relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. There is no specific date on which the at-the-market equity program will end and there are no minimum purchase requirements. KeyBanc will be entitled to compensation for shares sold pursuant to the program in an amount up to 1.5% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement.

Debt Amendment

On October 22, 2020, the Company entered into an amendment to its credit facility. Please refer to Note 7 “Debt” for further information.

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

NobelClad

NobelClad is a global leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $42,553 at September 30, 2020 from $31,660 at December 31, 2019.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales of $55,281 increased 28% versus the second quarter of 2020 and declined 45% versus the third quarter of 2019. The sequential improvement primarily was related to increased well completion activity in North America and related demand for DynaEnergetics’ perforating systems. The decline versus last year primarily was attributable to lower crude oil prices and energy demand due to the COVID-19 pandemic, which negatively impacted unconventional drilling and completion activity and sales at DynaEnergetics.
•DynaEnergetics sales of $34,201 in the third quarter of 2020 increased 45% compared with the second quarter of 2020 primarily due to a modest recovery in sequential well completion activity in North America. The 56% decline in sales compared with the third quarter of 2019 primarily was attributable to lower crude oil prices and energy demand due to the COVID-19 pandemic, which negatively impacted unconventional drilling and completion activity in North America.
•NobelClad’s sales of $21,080 in the third quarter of 2020 increased 8% compared to the second quarter of 2020 and decreased 7% compared with the third quarter of 2019 due to the timing of shipment of projects out of backlog.
•Consolidated gross profit of 25% in the third quarter of 2020 decreased from 36% in the third quarter of 2019. The decline occurred at DynaEnergetics where a 56% year-over-year sales decline caused under-absorption of fixed overhead and research and development expenses. Lower average selling prices at DynaEnergetics also contributed to the year-over-year decrease in gross profit percentage. Additionally, the third quarter of 2020 included a lower proportion of sales in DynaEnergetics relative to NobelClad compared with the prior year.
•Consolidated selling, general and administrative expenses were $11,616 in the third quarter of 2020 compared with $17,111 in the third quarter of 2019. The decrease primarily was due to lower outside service expenses, variable bonus, payroll and payroll-related costs, and travel expenses.
•Restructuring expenses, net and asset impairments of $143 in the third quarter of 2020 primarily related to costs associated with the sale of the Tyumen, Siberia manufacturing facility.
•Net cash of $12,612 increased $6,531 from $6,081 at December 31, 2019 primarily due to a decrease in working capital, which included a significant reduction in accounts receivables. Net cash is a non-GAAP measure calculated as total cash and cash equivalents ($24,604 at September 30, 2020) less total debt ($11,992 at September 30, 2020).

Outlook

In response to the COVID-19 pandemic, we took substantial steps worldwide to keep our employees safe. This included remote-working arrangements, redesigning our office and manufacturing layouts and workspaces, travel restrictions, adopting new processes for interactions with our suppliers and customers and making additional investments in employee safety equipment and processes. These efforts will continue as the pandemic continues and as we navigate the continually evolving regulatory environment at each of our locations.

In light of the unprecedented downturn in global economic activity and the pandemic-related impact on oil and gas demand, DMC implemented several cost-containment actions in the second quarter to reduce our activity-based cost structure, limit spending and protect our balance sheet. These actions included reducing our workforce by 32%, implementing reduced work weeks at DynaEnergetics, significantly cutting selling, general and administrative expenses, reducing our capital expenditures budget by 50% and suspending the quarterly dividend. The decline in crude oil prices and oil and gas demand accelerated early in the second quarter of 2020. To further preserve liquidity, we entered into an amendment to our credit facility on June 25, 2020 to, among other provisions, maintain our $50,000 revolving credit facility and waive the debt service coverage ratio for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021.

We have also taken action to allow future flexibility in accessing the capital markets. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on May 28, 2020, pursuant to which we registered up to $150 million of certain of our securities for potential sale from time to time and on terms that we may determine in the future. On October 22, 2020, we commenced an at-the-market equity program, which allows us to sell and issue up to $75 million in shares of our common stock from time to time. Although there is no certainty as to the amount or timing of any offering proceeds or whether we will obtain any such proceeds, the at-the-market equity program has the potential to further support our liquidity position.

At DynaEnergetics, we expect completions activity and demand in North America through the end of 2020 to not materially change from the third quarter. We have continued to invest in technology, product and market development initiatives to ensure we maintain our competitive advantages and future growth. During the second quarter of 2020, we introduced a series of products that are designed for new well-perforating applications and collectively increase its addressable market by more than 20%. The DS EchoTM perforating system positions DynaEnergetics in the emerging re-frac market, while DS MicroSetTM and DS LiberatorTM address plug setting and tool-string disengagement applications.

NobelClad’s order backlog at the end of the third quarter of 2020 remained flat with the second quarter. NobelClad’s customers in the downstream energy industry have delayed various repair and maintenance projects and one customer has delayed the award of a large prospective petrochemical order.
Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) measure that we believe provides an important indicator of our ongoing operating performance and that we use in operational and financial decision-making. We define EBITDA as net income plus or minus net interest, taxes, depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation, restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance (as further described in the tables below). As a result, internal management reports used during monthly operating reviews include Adjusted EBITDA and certain management incentive awards are based, in part, on the amount of Adjusted EBITDA achieved during the year.

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

Consolidated Results of Operations

Three months ended September 30, 2020 compared with three months ended September 30, 2019

	Three months ended September 30,
	2020	2019	$ change	% change
Net sales	$55,281	$100,094	$(44,813)	(45)%
Gross profit	13,593	36,224	(22,631)	(62)%
Gross profit percentage	24.6%	36.2%
COSTS AND EXPENSES:
General and administrative expenses	6,911	10,128	(3,217)	(32)%
% of net sales	12.5%	10.1%
Selling and distribution expenses	4,705	6,983	(2,278)	(33)%
% of net sales	8.5%	7.0%
Amortization of purchased intangible assets	369	394	(25)	(6)%
% of net sales	0.7%	0.4%
Restructuring expenses, net and asset impairments	143	5,898	(5,755)	(98)%
Operating income	1,465	12,821	(11,356)	(89)%
Other (expense) income, net	(148)	170	(318)	(187)%
Interest expense, net	(170)	(387)	217	56%
Income before income taxes	1,147	12,604	(11,457)	(91)%
Income tax provision	139	5,689	(5,550)	(98)%
Net income	1,008	6,915	(5,907)	(85)%
Adjusted EBITDA	$6,023	$23,208	$(17,185)	(74)%

Net sales decreased $44,813 compared with 2019. The COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions and demand for DynaEnergetics’ products.

Gross profit percentage decreased to 24.6% compared with 2019 primarily due to the impact of lower volume on fixed manufacturing overhead expenses, and lower average selling prices. The second quarter of 2020 also included a lower proportion of sales in DynaEnergetics relative to NobelClad compared with the second quarter of 2019.

General and administrative expenses decreased $3,217 compared with 2019 primarily due to reductions in outside service costs by $2,329, employee salaries and wages and other payroll-related costs by $920, and travel expenses by $425. These decreases were offset by an increase in stock-based compensation expense of $281.

Selling and distribution expenses decreased $2,278 compared with 2019 primarily due to reductions in salaries, benefits and variable bonus expenses by $479, outside service costs by $428, travel expenses by $389, and shipping and freight costs by $335 on decreased sales volumes.

Restructuring expenses, net and asset impairments of $143 in 2020 primarily related to costs associated with the completed sale of DynaEnergetics’ Tyumen, Siberia manufacturing facility.

Operating income decreased by $11,356 primarily due to lower earnings in DynaEnergetics in the third quarter of 2020.

Other (expense) income, net of $148 in 2020 primarily related to net unrealized and realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $170 decreased compared with 2019 primarily due to a lower average outstanding debt balance in 2020.

Income tax provision of $139 was recorded on a pretax income of $1,147. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted favorably by discrete items of $247. We recorded an income tax provision of $5,689 on pretax income of $12,604 for the third quarter of 2019. The effective rate for the third quarter of 2019 was impacted unfavorably by restructuring expenses and asset impairments, related to the shutdown of production in Siberia, most of which is not tax deductible, and by favorable discrete items of $221.

Net income for the three months ended September 30, 2020 was $1,008, or $0.07 per diluted share, compared to net income of $6,915, or $0.46 per diluted share, for the same period in 2019.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2020	2019
Net income	$1,008	$6,915
Interest expense, net	170	387
Income tax provision	139	5,689
Depreciation	2,451	2,223
Amortization of purchased intangible assets	369	394
EBITDA	4,137	15,608
Restructuring expenses, net and asset impairments	143	5,898
Restructuring related inventory write down	—	630
Stock-based compensation	1,595	1,242
Other expense (income), net	148	(170)
Adjusted EBITDA	$6,023	$23,208

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

	Nine months ended September 30,
	2020	2019	$ change	% change
Net sales	$172,048	$311,183	$(139,135)	(45)%
Gross profit	44,667	114,702	(70,035)	(61)%
Gross profit percentage	26.0%	36.9%
COSTS AND EXPENSES:
General and administrative expenses	21,744	28,756	(7,012)	(24)%
% of net sales	12.6%	9.2%
Selling and distribution expenses	18,720	20,531	(1,811)	(9)%
% of net sales	10.9%	6.6%
Amortization of purchased intangible assets	1,076	1,189	(113)	(10)%
% of net sales	0.6%	0.4%
Restructuring expenses, net and asset impairments	3,305	6,300	(2,995)	(48)%
Operating (loss) income	(178)	57,926	(58,104)	(100)%
Other (expense) income, net	(118)	492	(610)	(124)%
Interest expense, net	(564)	(1,169)	605	52%
(Loss) income before income taxes	(860)	57,249	(58,109)	(102)%
Income tax (benefit) provision	(375)	17,920	(18,295)	(102)%
Net (loss) income	(485)	39,329	(39,814)	(101)%
Adjusted EBITDA	$15,524	$76,131	$(60,607)	(80)%

Net sales decreased $139,135 compared with 2019. The decline primarily related to sharply lower demand for well perforating systems at DynaEnergetics as the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions in the U.S.

Gross profit percentage decreased to 26.0% compared with 2019 primarily due to the impact of lower sales volume on fixed manufacturing overhead expenses, including excess capacity charges, lower average selling prices, and an increase in reserves for excess inventories. The nine months of 2020 also included a lower proportion of sales in DynaEnergetics relative to NobelClad compared with the first nine months of 2019.

General and administrative expenses decreased $7,012 compared with 2019 primarily due to reductions in outside service costs by $3,499, wages, employee benefits expenses and payroll taxes by $2,316, variable bonus expenses by $1,479. These decreases were partially offset by an increase in depreciation expense by $361.

Selling and distribution expenses decreased $1,811 compared with 2019 primarily due to reductions in wages, employee benefits expenses and payroll taxes by $1,089, shipping and freight costs by $921 on decreased sales volumes, travel expenses by $697, outside service costs by $654, and variable bonus by $458. These decreases were partially offset by an increase in the provision for expected credit losses of $2,985 during the first nine months of 2020.

Restructuring expenses, net and asset impairments of $3,305 in 2020 primarily related to downsizing our direct labor workforce at DynaEnergetics in response to declining crude oil prices and corresponding demand for well perforating systems at DynaEnergetics.

Operating loss of $178 primarily was due to lower earnings at DynaEnergetics in the first nine months of 2020.

Other (expense) income, net of $118 in 2020 primarily related to net unrealized and realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $564 decreased compared with 2019 primarily due to a lower average outstanding debt balance in 2020.

Income tax benefit of $375 was recorded on pretax loss of $860. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted favorably by discrete items of $549. We recorded an income tax provision of $17,920 on pretax income of $57,249 for the same period of 2019. The effective rate for the first nine months of 2019 was impacted unfavorably by restructuring expenses and asset impairments, related to the shutdown of production in Siberia, most of which is not tax deductible and by favorable discrete items of $1,536.

Net loss for the nine months ended September 30, 2020 was $485, or $0.03 per diluted share, compared to net income of $39,329, or $2.64 per diluted share, for the same period in 2019.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2020	2019
Net (loss) income	$(485)	$39,329
Interest expense, net	564	1,169
Income tax (benefit) provision	(375)	17,920
Depreciation	7,167	6,178
Amortization of purchased intangible assets	1,076	1,189
EBITDA	7,947	65,785
Restructuring expenses, net and asset impairments	3,305	6,300
Restructuring related inventory write down	—	630
Stock-based compensation	4,154	3,908
Other expense (income), net	118	(492)
Adjusted EBITDA	$15,524	$76,131

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

DynaEnergetics

Three months ended September 30, 2020 compared with three months ended September 30, 2019

	Three months ended September 30,
	2020	2019	$ change	% change
Net sales	$34,201	$77,356	$(43,155)	(56)%
Gross profit	8,194	30,543	(22,349)	(73)%
Gross profit percentage	24.0%	39.5%
COSTS AND EXPENSES:
General and administrative expenses	3,176	5,048	(1,872)	(37)%
Selling and distribution expenses	2,445	4,405	(1,960)	(44)%
Amortization of purchased intangible assets	269	299	(30)	(10)%
Restructuring expenses, net and asset impairments	133	5,880	(5,747)	(98)
Operating income	2,171	14,911	(12,740)	(85)%
Adjusted EBITDA	$4,170	$23,193	$(19,023)	(82)%

Net sales were $43,155 lower than in 2019 due to sharply lower demand for well perforating systems at DynaEnergetics as the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions in the U.S.

Gross profit percentage decreased to 24.0% compared with 2019 primarily due to the impact of lower sales volume on fixed manufacturing overhead expenses and lower average selling prices.

General and administrative expenses decreased $1,872 primarily due to reductions in outside service costs by $1,606 and salaries and wages, variable bonus and other payroll-related costs by $413.

Selling and distribution expenses decreased $1,960 compared with 2019 primarily due to reductions in salaries and wages, variable bonus and other payroll-related costs by $440, shipping and freight costs by $332 on decreased sales volumes, outside service costs by $303, and travel expenses by $261.

Restructuring expenses, net and asset impairments of $133 in 2020 primarily related to costs associated with the sale of the Tyumen, Siberia manufacturing facility.

Operating income decreased $12,740 primarily due to lower unit sales volume, the impact of lower volume on fixed manufacturing overhead costs, and lower average selling prices partially offset by reduced general and administrative and selling and distribution spending.

Adjusted EBITDA decreased compared with 2019 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2020	2019
Operating income	$2,171	$14,911
Adjustments:
Restructuring expenses, net and asset impairments	133	5,880
Depreciation	1,597	1,473
Amortization of purchased intangibles	269	299
Adjusted EBITDA	$4,170	$23,193

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

	Nine months ended September 30,
	2020	2019	$ change	% change
Net sales	$111,065	$245,820	$(134,755)	(55)%
Gross profit	29,640	98,116	(68,476)	(70)%
Gross profit percentage	26.7%	39.9%
COSTS AND EXPENSES:
General and administrative expenses	10,164	13,360	(3,196)	(24)%
Selling and distribution expenses	11,880	13,142	(1,262)	(10)%
Amortization of purchased intangible assets	788	900	(112)	(12)%
Restructuring expenses, net and asset impairments	2,922	5,880	(2,958)	(50)
Operating income	3,886	64,834	(60,948)	(94)%
Adjusted EBITDA	$12,218	$76,234	$(64,016)	(84)%

Net sales were $134,755 lower than in 2019 due to sharply lower demand for well perforating systems at DynaEnergetics as the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions in the U.S.

Gross profit percentage decreased to 26.7% compared with 2019 primarily due to the unfavorable impact of lower sales volume on fixed manufacturing overhead expenses, including excess capacity charges in the second quarter, lower average selling prices, and an increase in reserves for excess inventories.

General and administrative expenses decreased $3,196 compared with 2019 primarily due to reductions in outside service costs by $2,134 and salaries and wages, variable bonus and other payroll-related costs by $1,447. These decreases were partially offset by an increase of $276 in depreciation expense.

Selling and distribution expenses decreased $1,262 compared with 2019 primarily due to reductions in salaries and wages and other payroll-related costs by $1,225, freight expenses by $918 on reduced shipping activity, outside service costs by $528, and travel expenses by $358. These decreases were partially offset by an increase in the provision for expected credit losses of $2,807 associated with specifically identified at-risk customer balances combined with an increase to our current expected credit loss reserve.

Restructuring expenses, net and asset impairments of $2,922 in 2020 primarily related to downsizing our direct labor workforce in response to declining crude oil prices and corresponding demand for well perforating systems. We also recorded asset impairments and incurred costs associated with the sale of the Tyumen, Siberia manufacturing facility.

Operating income decreased by $60,948 compared with 2019 primarily due to a sharp decline in unit sales volume, the unfavorable impact of lower sales volume on fixed overhead expenses, lower average selling prices, and increases in reserves for excess inventories and expected credit losses, partially offset by lower general and administrative expenses.

Adjusted EBITDA decreased compared with 2019 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2020	2019
Operating income	$3,886	$64,834
Adjustments:
Restructuring expenses, net and asset impairments	2,922	5,880
Restructuring related inventory write down	—	630
Depreciation	4,622	3,990
Amortization of purchased intangibles	788	900
Adjusted EBITDA	$12,218	$76,234

NobelClad

Three months ended September 30, 2020 compared with three months ended September 30, 2019

	Three months ended September 30,
	2020	2019	$ change	% change
Net sales	$21,080	$22,738	$(1,658)	(7)%
Gross profit	5,577	5,811	(234)	(4)%
Gross profit percentage	26.5%	25.6%
COSTS AND EXPENSES:
General and administrative expenses	878	1,032	(154)	(15)%
Selling and distribution expenses	2,106	2,447	(341)	(14)%
Amortization of purchased intangible assets	100	95	5	5%
Restructuring expenses, net and asset impairments	10	18	(8)	(44)%
Operating income	2,483	2,219	264	12%
Adjusted EBITDA	$3,372	$3,082	$290	9%

Net sales of $21,080 decreased compared with 2019 primarily due to the timing of shipment of projects out of backlog.

Gross profit percentage of 26.5% increased compared with 2019 primarily due to better project mix.

General and administrative expenses decreased $154 compared with 2019 primarily due to reductions in salaries and wages, variable bonus and other payroll-related costs by $95 and travel expenses by $36.

Selling and distribution expenses decreased $341 compared with 2019 primarily due to reductions in travel expenses by $128, outside service costs by $125, and salaries and wages, variable bonus and other payroll-related costs by $39.

Restructuring expenses, net and asset impairments of $10 in 2020 related to adjustments to severance expense after negotiated payouts and legal costs associated with severance agreements.

Operating income increased $264 compared with 2019 primarily due to lower general and administrative and selling expenses offset by lower net sales.

Adjusted EBITDA increased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2020	2019
Operating income	$2,483	$2,219
Adjustments:
Restructuring expenses, net and asset impairments	10	18
Depreciation	779	750
Amortization of purchased intangibles	100	95
Adjusted EBITDA	$3,372	$3,082

Nine months ended September 30, 2020 compared with nine months ended September 30, 2019

	Nine months ended September 30,
	2020	2019	$ change	% change
Net sales	$60,983	$65,363	$(4,380)	(7)%
Gross profit	15,530	17,055	(1,525)	(9)%
Gross profit percentage	25.5%	26.1%
COSTS AND EXPENSES:
General and administrative expenses	2,649	3,378	(729)	(22)%
Selling and distribution expenses	6,388	6,996	(608)	(9)%
Amortization of purchased intangible assets	288	289	(1)	—%
Restructuring expenses, net	264	420	(156)	(37)%
Operating income	5,941	5,972	(31)	(1)%
Adjusted EBITDA	$8,799	$8,869	$(70)	(1)%

Net sales decreased $4,380 compared with 2019 due to the timing of shipment of projects out of backlog.

Gross profit percentage of 25.5% decreased compared with 2019 primarily due to the unfavorable impact of lower sales volume on fixed manufacturing overhead expenses.

General and administrative expenses decreased $729 compared with 2019 primarily due to reductions in salaries and wages, variable bonus and other payroll-related costs by $505.

Selling and distribution expenses decreased $608 compared with 2019 primarily due to reductions in travel expenses by $339, salaries and wages, variable bonus and other payroll-related costs by $320, and outside service costs by $125. These decreases were partially offset by an increase in the provision for expected credit losses of $178 associated with a customer that declared bankruptcy during the first quarter of 2020.

Restructuring expenses, net and asset impairments of $264 in 2020 related to severance costs.

Operating income decreased $31 compared with 2019 primarily was due to lower net sales and project mix partially offset by lower general and administrative and selling expenses.

Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2020	2019
Operating income	$5,941	$5,972
Adjustments:
Restructuring expenses, net and asset impairments	264	420
Depreciation	2,306	2,188
Amortization of purchased intangibles	288	289
Adjusted EBITDA	$8,799	$8,869

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. The COVID-19 pandemic drove a sharp decline in our core oil and gas end market and corresponding well-completion activity and demand for our perforating systems late in the first quarter of 2020. In April 2020, DMC announced several cost-containment actions to reduce our activity-based cost structure, limit spending and protect our balance sheet. These actions included reducing our workforce by 32%, implementing reduced work weeks at DynaEnergetics, significantly cutting selling, general and administrative expenses, reducing our capital expenditures budget by 50% and suspending the quarterly dividend. The decline in crude oil prices and oil and gas demand accelerated early in the second quarter of 2020 and prices partially recovered during the third quarter. Additionally, NobelClad’s order backlog at the end of the third quarter of 2020 remained flat with the second quarter. Customers in the downstream energy industry have delayed various repair and maintenance projects and one customer has delayed the award of a large prospective petrochemical order. To further preserve liquidity, we entered into an amendment to our credit facility on June 25, 2020 to, among other provisions, maintain our $50,000 revolving credit facility and to waive the debt service coverage ratio for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. These measures enabled us to improve our net cash position from $2,920 at March 31, 2020 to $12,612 at September 30, 2020, maintain our fully undrawn and available $50,000 revolving credit facility, and provide covenant relief for three quarters.

We have also taken action to allow future flexibility in accessing the capital markets. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on May 28, 2020, pursuant to which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. On October 22, 2020, we commenced an at-the-market equity program under the shelf registration statement, which allows us to sell and issue up to $75 million in shares of our common stock from time to time. In connection with the commencement of the at-the-market equity program, we also amended our credit facility to waive the requirement to repay outstanding amounts under the credit facility with proceeds from the program. This will allow us full flexibility as to the use of proceeds from the program, if and when they are available over time. Our ability to access this capital may be limited by market conditions at the time of any future potential sale. There can be no assurance that any such capital will be available on acceptable terms or at all.

With due consideration of the COVID-19 global pandemic and the resulting severe disruption of our end markets, we believe that cash flow from operations, funds available under our current credit facilities and any future replacement thereof, and potential proceeds from our at-the-market offering, will be sufficient to fund the working capital, debt service, and other capital expenditure requirements of our current business operations for the foreseeable future. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor the continuing unprecedented financial and market conditions, including the impacts COVID-19 will have on credit availability and capital markets.

Debt facilities

On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provides for a $25,000 Capex Facility which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In 2019, we prepaid an additional $7,000 above the required amortization amount. The facility has a $100,000 accordion feature to increase the commitments under the revolving loan class and/or to add a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
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

As of September 30, 2020, U.S. dollar revolving loans of zero and borrowings of $12,531.25 under our Capex Facility were outstanding under our credit facility. Our available borrowing capacity was $50,000 as of September 30, 2020. Future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

As of September 30, 2020, there were two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a minimum liquidity ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the September 30, 2020 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of September 30, 2020, calculated in accordance with the credit facility, as amended, was 0.4 to 1.0.

The Minimum Liquidity covenant requires the total of cash and cash equivalents held by U.S. subsidiaries and available borrowing capacity under the credit facility to exceed $10,000. The liquidity as of September 30, 2020, calculated in accordance with the credit facility, as amended, was $63,156.

Our credit facility, as amended, also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of September 30, 2020, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. In July 2020, the German Bank Facility was amended to increase the borrowing capacity from €4,000 to €7,000.

Other contractual obligations and commitments

Our long-term debt balance decreased to $8,867 at September 30, 2020 from $11,147 at December 31, 2019. NobelClad entered into a contract in 2018 with a supplier to purchase roll bonded products for resale. The agreement includes minimum annual thresholds that run through December 31, 2022. If NobelClad were not to meet any of the obligations under the contract, the potential exposure would be $180 in 2020 and an aggregate of $1,220 for the final two years of the agreement ending December 31, 2022. Our other contractual obligations and commitments have not materially changed since December 31, 2019.

Cash flows provided by operating activities

Net cash provided by operating activities was $21,354 for the nine months ended September 30, 2020 compared with $35,096 in the same period last year. The decrease primarily was due to a decline in net income, which partially was offset by a significant reduction in net working capital and nonrecurrence of anti-dumping duties and penalties in 2020. The net working capital change in 2020 included lower accounts receivable from a decline in sales and lower accounts payable resulting from reduced purchasing activity.

Cash flows used in investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2020 of $9,662 primarily related to acquisitions of property, plant and equipment at DynaEnergetics. Net cash flows used in investing activities for the nine months ended September 30, 2019 totaled $21,119 and primarily related to the acquisitions of property, plant and equipment for the construction of DynaEnergetics’ manufacturing, assembly and administrative space on its site in Blum, Texas and expenditures related to the relocation of DMC Global’s corporate office and NobelClad’s U.S. administrative offices. Net cash flows used in investing activities were partially offset by proceeds from the sale of NobelClad’s production facility in France during the second quarter of 2019.

Cash flows used in financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2020 of $7,038 primarily related to payment of dividends and repayments on the capital expenditure facility. Net cash flows used in financing activities for the nine months ended September 30, 2019 of $14,960 primarily related to repayments on revolving loans and repayments on the capital expenditure facility.

Payment of Dividends

We paid a quarterly cash dividend of $0.125 per share in the first quarter of 2020 and also paid a quarterly cash dividend of $0.02 per share in the first and second quarters of 2019 and $0.125 per share in the third quarter of 2019.

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

Our business, results of operations, financial condition, cash flows and stock price have been and may continue to be adversely affected by the recent outbreak of COVID-19.

Our business, results of operations, financial condition, cash flows and stock price have been and may continue to be adversely affected by the outbreak of COVID-19. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. These measures may be lifted, altered or re-imposed at any time, which requires our businesses and their customers and suppliers to continuously monitor and adjust to changing regulations and circumstances. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.

We are considered a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. Although we have continued to operate our facilities to date consistent with federal guidelines and state and local orders, the outbreak of COVID-19 and preventive or protective actions taken by governmental authorities have had and may continue to have a material adverse effect on our workforce and operations, supply chain, customers and transportation networks. The impacts of COVID-19 have reduced demand for oil and gas, which has exerted downward pressure on oil and gas prices. Prices will likely also continue to be affected by actions by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the outcome of the U.S. presidential election, and resulting energy and environmental policies, and the impact of the ongoing COVID-19 pandemic and conditions in the U.S. oil and gas industry, all of which are beyond our control. These factors significantly impact the demand for our products, product pricing and our ability to collect receivables from our customers, and have had, and may continue to have, a material adverse impact on our financial condition, results of operations and cash flows.

Even after the COVID-19 pandemic has subsided, we may experience materially adverse impacts to our business due to any resulting economic recession or depression. Additionally, concerns over the economic impact of COVID-19 have caused extreme volatility in financial and other capital markets which has and may continue to adversely impact our stock price and our ability to access capital markets. The COVID-19 pandemic and its impacts on our customers, suppliers, and employees may also have the effect of heightening many of the other risks described in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the third quarter of 2020, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2020	47	$27.60
August 1 to August 31, 2020	1,163	$35.97
September 1 to September 30, 2020	100,320	$36.03
Total	101,530	$36.02

(1) Share purchases in 2020 included 556 share purchases to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and 100,974 share purchases related to the participant elections to diversify contributions of equity awards into other investment options available to participants in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan.
(2) As of September 30, 2020, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (398,434).

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2020, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

3.2 Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2018).

10.1 Third Amendment to the Credit Facility dated as of October 22, 2020, among the Company, Key Bank, N.A., as administrative agent, and the other parties named therein.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended September 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	October 22, 2020	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)