Form 10-K
period 2020-12-31
DMC Global Inc.
filed 2021-02-22
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Yes  ☒  No ☐

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $264,854,982 as of June 30, 2020.

The number of shares of Common Stock outstanding was 15,389,285 as of February 19, 2021.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2020.

PART I

ITEM 1.                                                Business

References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “DMC”, "DMC Global" and the “Company” refer to DMC Global Inc. and its consolidated subsidiaries. Unless stated otherwise, all dollar figures in this report are presented in thousands (000s).

Overview

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") is a diversified holding company. Today, DMC’s portfolio consists of DynaEnergetics and NobelClad, which collectively address the energy, industrial processing and transportation markets. DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. NobelClad is a leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. Both DynaEnergetics and NobelClad operate globally through an international network of manufacturing, distribution and sales facilities. See Note 7 within Item 8 — Financial Statements and Supplementary Data for net sales, operating income, and total assets for each of our segments.

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

In unconventional wells, multiple perforating systems, which generally range from seven inches to three feet in length, are connected end-to-end into a perforating “string.” The string is lowered into the well and then pumped by fluid across the horizontal lateral to the target location within the shale formation. When the perforating system is initiated via an electronic or digital signal from the surface, the shaped charges detonate.

DynaEnergetics designs, manufactures and sells all five primary components of a perforating system. These components are: 1. the initiation system, 2. shaped charges, 3. detonating cord, 4. gun hardware, and 5. a control panel.

In North America’s well-completion industry, perforating components traditionally have been assembled by highly trained personnel at the well site or nearby assembly facility. In 2015, DynaEnergetics began assembling its perforating systems in a controlled environment at its manufacturing facilities. The systems, marketed as DynaStage® (DS) Factory-Assembled, Performance-Assured™ perforating systems, are shipped directly to the customers’ well-site or remote shop. Since 2015, DynaEnergetics has added several new DS lines to accommodate evolving industry conditions and needs.

Perforating systems such as those manufactured by DynaEnergetics are essential to oil and gas recovery. DynaEnergetics’ systems are sold directly to oilfield service companies around the world. DynaEnergetics also promotes its systems technologies and value directly to end-user exploration and production (“E&P”) companies who typically own and operate the wells being perforated.

The level of market activity for perforating products generally corresponds to the level of oil and gas exploration and production activity. Advancements in well designs have led to increasingly complex well completion operations, which in turn have increased the demand for high-quality and technically advanced perforating products.

Operations

The DynaEnergetics segment seeks to build on its products and technologies, as well as its sales, supply chain and distribution network. During the three years ended December 31, 2020, 2019 and 2018, the DynaEnergetics segment represented approximately 64%, 78% and 73% of our consolidated net sales, respectively. The decrease in 2020 is primarily due to the COVID-19 pandemic-related collapse in oil and gas demand and the related downturn in unconventional well completions in North America and demand for DynaEnergetics’ products.

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

DynaEnergetics’ manufacturing facilities are located in Germany and the United States. In 2020, DynaEnergetics added two additional automated IS2TM detonator lines for a total of six lines at its facility in Troisdorf, Germany. This followed the completion in the fourth quarter of 2018 of 74,000-square feet of new manufacturing, assembly and administrative space on its existing site in Blum, Texas and the commissioning of an additional shaped charge manufacturing line at the Blum facility in

2019, for a total of three shaped charge lines. These investments expanded our global capacity for shaped charge and perforating gun production and improved our delivery and customer service capabilities in our key markets.

The capacity added by DynaEnergetics throughout 2018 and 2019 in Germany and the U.S. improved our operating efficiencies and enabled us to more effectively serve our global customer base. Capitalizing on our more efficient manufacturing footprint, DynaEnergetics ceased its operations in Tyumen, Siberia in September 2019, and during the third quarter of 2020, DynaEnergetics sold the land and buildings in Tyumen, Siberia to a third-party for $448, which was equal to the carrying value of the assets held for sale.

Products

IS2: DynaEnergetics has been focused on the advancement of safe and selective perforating products for use in North America’s shale, or onshore, unconventional, oil and gas industry. Among these products are the IS2™ Intrinsically Safe Initiating Systems, which include the IS2TM Customer Assembled (CA) detonator and the wire-free IS2 Top Fire (TF) detonator. The IS2 TF detonator is the key enabling technology in DynaEnergetics’ family of DS Factory-Assembled, Performance-Assured DynaStageTM perforating systems. The IS2 detonators require a specific digital code for firing and are immune from induced currents and voltages, static electricity and high-frequency irradiation. These safety features substantially reduce the risk of unintentional detonation and enable concurrent perforating and hydraulic fracturing operations at well sites with multiple wellbores, improving operating efficiencies for customers.

Our fully integrated detonators incorporate advanced software controls and are significantly smaller than a traditional detonator and switch assembly. The IS2 CA detonator reduces by 40% the number of electrical wire connections required within each perforating gun versus traditional selective initiation systems. This reduces set-up times and significantly increases reliability.

DS Systems: Our DS InfinityTM Factory-Assembled, Performance-Assured perforating systems combine all of our advanced technologies into a preassembled perforating gun that is armed at the well site with our Plug-and-Go™ IS2 TF detonator. The IS2 TF detonator is completely wire-free, and eliminates the customary process of wiring the detonator into the perforating system at the well site. All DS systems are operated using our in-house designed InfinityTM Control Panel. The Infinity Panel is highly intuitive and allows the gun string to be safely tested and monitored throughout the pump-down operation. The system also incorporates a shot detection function resulting in significant time and cost savings. Recent design advancements to the IS2 line of initiation products enable customers to safely and reliably fire up to 100 systems and set a plug in a single run. All DS systems can be tested before going down hole using our Infinity Surface Tester, reducing the risk of lost time, mishaps, misruns and misfires due to a system fault.

During 2020, DynaEnergetics expanded the family of DS perforating systems with three new models: DS Echo™, for re-frac applications; DS Gravity™, a self-orienting system for oriented perforating; and DS LoneStar™, a single-shot system that delivers large, ultra-consistent entry holes. These added to the two DS models introduced during 2019: DS Trinity™, an ultra-compact system that features three explosive shaped charges on a single radial plane, now also available in a dual plane version providing six explosive shaped charges on two planes; and DS NLine™, an oriented systems that features several shaped charges on a lateral plane.

Shaped Charges: DynaEnergetics develops and sells a wide range of shaped charges for use in its perforating systems. Additions in 2020 included the LoneStar and EchoFrac™ charges specifically designed for sale in their respective systems. LoneStar charges deliver extreme reservoir contact and ultra-uniform entry holes, while EchoFrac charges are used in re-frac operations and have enough perforating power to penetrate two layers of casing with consistent entry hole sizes. DynaEnergetics also sells HaloFrac™ charges, which incorporate advancements in liner materials and shaped charge geometry designed to improve hydraulic fracturing performance through lower and more consistent breakdown pressures, uniform proppant placement, uniform frac clusters and higher well productivity ratios. Another line, the FracTune™ family of shaped charges, delivers uniform hole diameter in the well casing independent of shot phasing and gun positioning within the well bore. DynaEnergetics also sells the DPEX™ family of charges, which feature energetic liners. All three lines can be used with the DynaStage perforating system as well as conventional perforating gun systems across a range of gun diameters.

TCP Systems: DynaEnergetics Tubing Conveyed Perforating ("TCP") systems are customized for individual customer needs and well applications. TCP enables perforating of conventional vertical wells, as well as highly deviated and horizontal wells. These types of wells are increasingly being drilled by the off-shore industry and in applications outside the U.S. TCP tools also perforate long intervals in a single trip, which significantly improves rig efficiency. Our TCP tool range includes mechanical and hydraulic firing systems, gun releases, redundant firing heads, under-balancing devices and auxiliary components. Our tools are designed to withstand downhole temperatures of up to 260 degrees Celsius (500 degrees Fahrenheit) for safe and quick assembly at the well site and to allow unrestricted total system length.

Setting and Ballistic Release Tools: In 2020, DynaEnergetics introduced two new products that perform critical downhole functions associated with the perforating process. DS MicroSet™ is a compact, disposable setting tool used to install the frac plugs that isolate stages in a multi-stage, unconventional oil or gas well. DS Liberator™ is a ballistic release tool that enables the wireline service company to disengage from a perforating string that has become stuck in the well bore. Collectively, these products expand DynaEnergetics’ addressable market by an estimated 20%.

Plug and Abandonment: Our DynaSlotTM perforating system is designed for plug and abandonment (P&A) operations. During well abandonment, the wellbore is encased and permanently sealed so that layers of sedimentary rock, and in particular freshwater aquifers, are pressure isolated from each other and the wellbore. The DynaSlot perforating system facilitates this process by creating access to a full 360-degree area between the rock formations and the tubing and/or casing. Customers use the unique helical perforation pattern created by DynaSlot to perform cement squeeze operations that seal off the wellbore. In the fourth quarter of 2020, DynaEnergetics introduced its DPU and XPU shaped charge lines, which were designed for P&A and well remediation applications and enable perforating through two or more layers of casing and into the formation.

Mining Applications: In 2020, introduced Igneo™, a specialized initiating system for use in high-temperature mining applications. Igneo incorporates the same intrinsically safe features found in the IS2 initiating system used by the oil and gas industry.

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

The customers for our energy products can be divided into five broad categories: purchasing centers of large service companies, international service companies, independent international and North America-based service companies (often referred to as “wireline” companies), E&P companies with and without their own service companies, and local resellers.

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

Research and Development

DynaEnergetics devotes substantial resources to its research and development (R&D) programs. Based predominantly in Troisdorf, Germany, the R&D team works closely with sales, product management, and operations management teams to establish priorities and effectively manage individual projects. Through its ongoing involvement in oil and gas industry trade shows and conferences, DynaEnergetics has increased its profile in the oil and gas industry. In addition to its existing shaped charge test facility, which can simulate downhole, wellbore, and reservoir pressure conditions to develop and test high performance perforating charges for both oil companies and service providers, the R&D group has a purpose-built pressure vessel which can reach 30,000 psi test pressures and be heated to up to 200 degrees Celsius (392 degrees F). This enables the R&D group to support the oil and gas industry with test methods for new products that realistically simulate potentially difficult downhole conditions. An R&D plan, which focuses on new technology, products, process support and contracted projects, is prepared and reviewed at least quarterly. R&D costs are included in our cost of products sold and were $6,335, $7,057, and $5,932 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

There are three major industrial clad plate manufacturing technologies: explosion welding, hot roll bonding and weld overlay. DetaCladTM, NobelClad’s process-controlled explosion clad, uses explosion welding, the most versatile of the clad plate manufacturing methods. Created using a robust cold-welding technology, explosion-welded clad products exhibit high bond strength and combine the corrosion resistance or other favorable quality of the cladder material with the mechanical properties and structural strength of the lower cost backer material. The explosion welding process is suitable for joining virtually any combination of common engineered metals.

Explosion-welded clad metal is produced as flat plates or concentric cylinders, which can be further formed and fabricated into a broad range of industrial processing equipment or specialized transition joints. When fabricated properly, the two metals will not come apart, as the bond zone is generally stronger than the parent metals. The dimensional capabilities of the process are broad: cladding metal layers can range from a few thousandths of an inch to several inches in thickness and base metal thickness and lateral dimensions are primarily limited by the capabilities of the world’s metal production mills.

Clad Metal End-Use Markets

Explosion-welded clad metal is primarily used in the construction of large industrial processing equipment that is subject to high pressures and temperatures and/or corrosive processes. Explosion-welded clad plates also can be cut into transition joints, which are used to facilitate conventional welding of dissimilar metals. The eight broad industrial sectors discussed below comprise the bulk of demand for NobelClad’s products, with oil and gas and chemical and petrochemical constituting approximately 60% of NobelClad sales in 2020. This demand is driven by the underlying need for both new equipment and facility maintenance in these primary market sectors.

Oil and Gas: Oil and gas end use markets include both oil and gas production and petroleum refining. Oil and gas production covers a broad scope of operations related to recovering oil and/or gas for subsequent processing in refineries. Clad metal is used in separators, glycol contractors, pipelines, heat exchangers and other related equipment. Clad equipment is also advantageous for oil and gas production from deep, hot, and more corrosive fields. The primary clad metals for the oil and gas production market are stainless steel and nickel alloys clad to steel, with some use of reactive metals such as titanium.

Petroleum refining processes frequently are corrosive and operate at high temperatures and pressures. Clad metal is extensively used in a broad range of equipment including desulfurization hydrotreaters, coke drums, distillation columns, separators and heat exchangers. Reliance upon low-quality, high-sulfur crude drives demand for new corrosion resistant equipment. Regulatory controls of sulfur emissions in gas, diesel and jet fuel also impact the need for clad equipment. Like the upstream oil and gas sector, the clad metals are primarily stainless steel and nickel alloys.

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

Alternative Energy: Some alternative energy technologies involve conditions that necessitate clad metals. Solar panels predominantly incorporate high purity polysilicon. Processes for manufacturing high purity silicon utilize a broad range of highly corrosion-resistant clad alloys. Many geothermal fields are corrosive, requiring high alloy clad separators to handle the hot steam. In addition, some ethanol technologies and concentrating solar power technologies may require corrosion resistant metals at thicknesses where clad is an attractive alternative.

Hydrometallurgy: The processes for production of nickel, gold, and copper involve acids, high pressures, and high temperatures, and titanium-clad plates are used extensively for construction of associated leaching and peripheral equipment such as autoclaves.

Aluminum Production: Primary aluminum is reduced from its oxide in large electric smelters called potlines. The electric current is carried via aluminum conductors. The electricity must be transmitted into steel components for the high temperature smelting operations. Aluminum cannot be welded to steel conventionally. Explosion-welded aluminum-steel transition joints provide an energy efficient and highly durable solution for making these connections. Modern potlines use a large number of transition joints, which are typically replaced after approximately five years in service. Although primary aluminum production is the major electrochemical application for NobelClad products, there are a number of other electrochemical applications including production of zinc, magnesium, chlorine and chlorate. We are seeing an increase for equipment related to processing biomass feedstocks and biofuel end products, mostly stainless and nickel alloy clad.

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

Power Generation: Fossil fuel and nuclear power generation plants require extensive use of heat exchangers, many of which require corrosion resistant alloys to handle low quality cooling water. Our clad plates are used for heat exchanger tube sheets, and the largest clad tube sheets are used in the final low-pressure condensers. For most coastal and brackish water-cooled plants, titanium is the metal of choice, and titanium-clad tube sheets are the low-cost solution for power plant condensers.

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

New Applications/Industry Development

NobelClad continues its efforts in applications and materials innovations, with the goal of expanding NobelClad’s end-use markets and customer base. Examples of these efforts include the development of a new application of clad in the production of engineered wood, development of improved electrical transition joints for smelting applications, and structural transitions joints for automotive applications. NobelClad is also engaged in research efforts related to using clad products in concentrating solar power production facilities.

Operations

NobelClad seeks to build on its leadership position in its markets. During the three years ended December 31, 2020, 2019 and 2018, the NobelClad segment represented approximately 36%, 22% and 27% of our consolidated net sales, respectively. Our manufacturing plants and their respective shooting sites in Pennsylvania and Germany provide the production capacity to address projects for NobelClad’s global customer base.

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

EXPLOSION-WELDING PROCESS

NobelClad uses proprietary processes and technology to produce high quality clad metal products and limit re-work costs. The entire explosion-welding process involves significant precision in all stages, and any errors can be extremely costly as they often result in the discarding of the expensive raw material metals. NobelClad’s technological expertise helps ensure precision, minimize errors, and prevent costly waste.

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

Competition

Hot Roll Bonding and Weld Overlay.  NobelClad faces competition from two primary alternative cladding technologies: hot roll bonding and weld overlay. Usually the three processes do not compete directly, as each has its own preferential domain of application relating to metal used and thicknesses required. However, specific project considerations such as technical specifications, price and delivery time, may allow these technologies to compete more directly with explosion-welding. Roll bond is only produced by a few steel mills in the world. In this process, the clad metal and base metal are bonded during the hot rolling operation in which the metal slab is converted to plate. Being a high temperature process that yields the formation of detrimental intermetallic compounds, hot roll bond is limited to joining similar metals, such as stainless steel and nickel alloys to steel. Roll bond’s niche is production of large quantities of light to medium gauge clad plates. Roll bond products are generally suitable for most pressure vessel applications but have lower bond shear strength and may have inferior corrosion resistance.

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

Explosion-Welded Metal Cladding.  Worldwide competition in the explosion-welded clad metal business is fragmented, and we believe that NobelClad holds a strong market position in the industry. Within North America, NobelClad is one of the largest producers of explosion-welded clad products. In Europe, its manufacturing capacity gives NobelClad a strong position against smaller competitors. In Asia, NobelClad has mixed competition ranging from competitors with strong brand names and competitive technology to other producers that are technically limited and offer minimal exports outside of their domestic markets. To remain competitive, NobelClad intends to continue developing and providing technologically advanced manufacturing services, maintaining quality levels, offering flexible delivery schedules, delivering finished products on a reliable basis and competing favorably on the basis of price.

Customer Profile

NobelClad’s customers can be divided into three tiers: the product end users (e.g., operators of chemical processing plants, aluminum smelting plants), the engineering contractors that design and construct plants for end users, and the metal fabricators that manufacture the products or equipment that utilize NobelClad’s metal products. It is typically the fabricator that places the purchase order with NobelClad and pays the corresponding invoice. NobelClad has developed strong relationships over the years with the engineering contractors, process licensors, and equipment operating companies that frequently act as buying agents for fabricators.

Marketing, Sales, Distribution

NobelClad conducts its selling efforts by marketing its services to potential customers' senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars, website inquiries, webinars, and trade shows. NobelClad’s sales office in the United States covers the Americas and Asia. Its sales offices in Europe cover the full European continent, Africa, the Middle East, India, Asia, and Russia. NobelClad also has sales offices in South Korea, Singapore and China to address these markets and uses contract agents to cover various other countries. Contract agents typically work under multi-year agreements which are subject to sales performance targets as well as compliance with NobelClad quality, customer service and compliance expectations. By maintaining relationships with its existing customers, developing new relationships with prospective customers, and educating all its customers as to the technical benefits of NobelClad’s products, NobelClad endeavors to assist in setting standard specifications, both by our customers and the American Society of Mechanical Engineers and ASTM, to ensure that the highest quality and reliability are achieved.

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

From 1976, the Company operated as a licensee of DetaClad, the explosion-welded clad process developed by DuPont in 1959. In 1996, the Company purchased the DetaClad operating business from DuPont.

In 2001, the Company acquired substantially all of the stock of NobelClad Europe SA, a French company (“NobelClad Europe”), which had also been a licensee of the DetaClad technology. The acquisition of NobelClad Europe expanded the Company’s explosive metalworking operations to Europe.

In 2007, the Company acquired the German company DynaEnergetics GmbH and Co. KG (“DynaEnergetics”) and certain affiliates. DynaEnergetics was comprised of two primary businesses: explosive metalworking and energy products. This acquisition expanded the Company’s explosive metalworking operations in Europe and added a complementary energy products business.

In 2013, the Company branded its explosive metalworking operations under the single name NobelClad. The NobelClad segment is comprised of the Company’s U.S. clad operations as well as the explosion metalworking assets and operations purchased in the NobelClad Europe and DynaEnergetics acquisitions. In 2014, the Company re-branded the energy products segment as DynaEnergetics.

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

In 2019, DynaEnergetics completed a series of capacity expansion initiatives at its manufacturing facilities in North America and Germany. Capitalizing on its more efficient manufacturing footprint, DynaEnergetics ceased its operations in Tyumen, Siberia, and during the third quarter of 2020, DynaEnergetics sold the land and buildings in Tyumen, Siberia to a third-party. Additionally in 2019, the Company internally restructured its European entities and simplified its legal structure. The new structure took effect on January 1, 2020, and reduces the number of legal entities, minimizes complexity and enables the Company to reduce its annual compliance and administration costs and manage global tax reform more effectively.

Human Capital

DMC empowers its people and organizations by institutionalizing entrepreneurship and celebrating ingenuity. We seek to foster local innovation versus centralized control, and stand behind our businesses in ways that truly add value. Our culture is based on four core values:
•Integrity - We stand by our word and own our decisions. We are fair in how we treat customers, peers, partners and the communities we work in. We treat our company like it’s our own.
•Courage - We are entrepreneurs, with the courage to act when we see something that needs doing. We believe in pursuing the right path forward, even if it’s the most difficult one.
•Teamwork - We believe being a part of one team, one community. We count on each other to do our part. We stand by one another when things are tough, learning from our failures and celebrating together when we get the job done.
•Humility - We believe that inspiration can come from anywhere and remain open to new ideas. We are proud of our work and how it helps our customers, but are never boastful.

DMC aligns to provide all employees with a supportive work environment and the opportunity to improve their skills and advance their careers. Our culture is reflected in our inclusive and thriving workplace. We believe every employee deserves an environment in which they are treated with dignity and respect, and their voices are heard. We support diversity within our workforce, and respect and embrace the different backgrounds, experiences, cultures and perspectives our employees bring to DMC.

As of December 31, 2020, we had 531 permanent and part-time employees (320 U.S. and 211 non-U.S.), the majority of whom are engaged in manufacturing operations, with the remainder primarily in sales, marketing and administrative functions. None of our manufacturing employees are unionized. In addition, we use a number of temporary workers at any given time, depending on the workload. We currently believe that employee relations are good.

Compensation and Benefits. Our compensation and benefits teams strive to develop and implement policies and programs that are fair to employees, support our business goals, maintain competitiveness, and promote shared fiscal responsibility among the Company and our employees. We offer employees benefits that vary by country and are designed to meet or exceed local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include traditional and Roth 401(k) plans with matching employer contributions; health benefits; life and disability insurance; additional voluntary insurance; paid counseling assistance; paid time off and parental leave; and a tuition reimbursement program. We also sponsor an employee stock purchase plan to encourage employees to acquire an ownership stake in DMC.

Health and Safety. The health and safety of our employees is fundamental to our success. Our occupational health and safety ("OH&S") management system is focused on maintaining a strong safety culture, stringent risk management and effective leadership. DMC’s occupational health and safety management system covers all employees regardless of employment type, and is aligned with standards requirements of ISO 45001:2018. During the COVID-19 pandemic, the health and safety of our employees remained our top priority. Steps we have taken to ensure employee safety include regular deep cleaning our facilities, providing personal protective equipment to our employees, restricting business travel and site visitors, redesigning our office and manufacturing layouts and workspaces and encouraging hygiene and quarantine practices advised by health authorities. We continue to monitor and adjust our policies and practices to remain aligned with federal, state, local and international regulations and guidelines.

Diversity and Inclusion. We believe that we will be most successful with a diverse employee population and encourage hiring and promotion practices that focus on the best talent and the most effective performers. Because we operate a global business across multiple business segments, products and service areas, we believe it is especially important that we attract employees with diverse backgrounds and the capability to address customer needs across the numerous cultures in the countries in which we operate. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse Board of Directors. We plan to develop and adopt a formal diversity and inclusion program in 2021.

Employee Development. DMC strives to identify top talent within the Company, and to provide opportunities for employees to progress to higher levels within the organization. We seek to maximize each employee’s developmental potential through a combination of training and experience.

Ethics. Our directors and all employees, including senior management, conduct themselves in accordance with the highest professional and ethical standards, informed by a robust Code of Ethics and Business Conduct (the “Code”). We are committed to ensuring a fair workplace for our employees as well as partners with whom we do business. We have strict policies to protect against unlawful discrimination and harassment, and a Compliance Hotline that provides an alternative and anonymous method of reporting suspected violations of the Code, DMC’s corporate policies or applicable laws.

Government Regulations

DMC is subject to numerous environmental, legal and other governmental and regulatory requirements related to its operations worldwide. For additional details, see “Item 1(a). Risk Factors—Legal and Regulatory Risks”, which is incorporated by reference in this Item 1.

Insurance

Our operations expose us to potential liabilities for property damage and personal injury or death as a result of the failure of a component that has been designed, manufactured, serviced, processed, or distributed by us. We maintain liability insurance that we believe adequately protects us from potential product losses and liability claims.

Intellectual Property

We hold a variety of intellectual property through our DynaEnergetics business including but not limited to patents, patent applications, registered and unregistered trademarks, trade secrets, proprietary information and know-how. We have followed a policy of seeking patent and trademark protection in countries and regions throughout the world for products and methods that appear to have commercial significance. DynaEnergetics seeks and holds numerous patents covering various products and processes, including but not limited to perforating guns and their various components, shaped charges, packaging of explosive materials, detonating cord, initiating systems and electronics and tool offerings.

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

Foreign and Domestic Operations and Export Sales

All of our sales are shipped from our manufacturing facilities and distribution centers located in the United States, Germany, and Canada. The following chart represents our net sales based on the geographic location to where we shipped the product, regardless of the country of the actual end user. NobelClad products are usually shipped to the fabricator before being passed on to the end user.

The following represents our net sales based on the geographic location of the customer for years noted:

	(Dollars in Thousands)
	For the years ended December 31,
	2020	2019	2018
United States	$149,214	$309,826	$221,847
Canada	10,428	17,688	30,126
India	7,236	1,831	4,291
Germany	5,704	4,900	4,067
China	5,390	28	12,503
United Arab Emirates	4,848	6,614	4,093
Egypt	3,453	3,366	2,419
Iraq	3,287	1,104	314
France	2,904	3,643	4,581
Spain	2,670	1,706	1,083
Australia	2,667	2,151	873
Norway	2,583	5,003	990
Oman	2,551	3,197	2,112
South Korea	1,972	2,964	2,263
Netherlands	1,850	2,181	2,427
Indonesia	1,832	1,934	1,201
Kuwait	1,716	1,068	2,014
Ukraine	1,591	3,824	3,594
Sweden	1,569	2,016	2,339
Italy	1,220	967	1,730
Belgium	1,213	2,365	3,386
Malaysia	1,079	871	1,063
Algeria	1,068	645	1,630
Pakistan	876	850	364
Singapore	870	6	73
Bahrain	669	1,820	1,065
Taiwan	588	565	20
Rest of the world	8,113	14,417	13,961

Net sales	$229,161	$397,550	$326,429

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

ITEM 1A. Risk Factors

Please carefully consider the following discussion of material factors, events, and uncertainties that make our business and an investment in our securities subject to risk. The events and consequences discussed in these risk factors could, in circumstances we may or may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results (including components of our financial results), cash flows, liquidity, and stock price. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations.

Risk Factors Related to DynaEnergetics

Demand for DynaEnergetics’ products is substantially dependent on the levels of expenditures by the oil and gas industry. Decreases or expected decreases in oil and gas prices and reduced expenditures in the oil and gas industry could have a material adverse impact on our financial condition, results of operations and cash flows.

Demand for the majority of our products depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Continued low oil and gas prices have resulted in reduced North American completion activity and lower expenditures by the oil and gas industry. This has resulted in reduced cash flows for our customers, which are further exacerbated by the increasing pressure being placed on E&P companies by investors to reduce their cost of operations. If these trends continue or worsen, we would expect continued reduced or delayed oil and gas exploration and production spending, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, all of which could result in reduced demand for our products, downward pressure on selling prices for our products and decreased revenues and profits. These effects have had, and will likely continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The prices for oil and natural gas have historically been volatile and can be affected by a variety of factors, including:

•changes in the supply of and demand for hydrocarbons, which are affected by general economic, business and regulatory conditions;
•the ability or willingness of the Organization of Petroleum Exporting Countries (“OPEC”) and other oil producing companies to set and maintain production levels for oil;
•oil and gas production levels in the U.S. and by other non-OPEC countries;
•the level of excess production capacity;
•speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;
•government initiatives to restrict oil and gas drilling or development or promote the use of renewable energy sources and public sentiment regarding the same;
•political and economic uncertainty and geopolitical unrest;
•the level of worldwide oil and gas exploration and production activity;
•access to potential resources;
•changes in governmental policies and subsidies;
•the costs of exploring for, producing and delivering oil and gas;
•technological advances affecting energy consumption; and
•weather conditions.

The oil and gas industry has historically been extremely cyclical. However, there can be no assurance that the demand or pricing for oil and natural gas or for our products and services will follow historic patterns or recover meaningfully in the near or medium term. Continued or worsening conditions in the oil and gas industry generally may have a further material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

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

Our industry frequently sees periods of expansion and contraction which require companies to adjust to customers’ needs and market demands. We regularly contend with these issues and must carefully manage our business to meet customer and market requirements. If we fail to manage these growth and contraction decisions effectively, we may find ourselves with either excess or insufficient resources and our business and our profitability could suffer as a result.

Periods of contraction or reduced net sales, or other factors negatively affecting particular markets require us to assess whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entails short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results and result in restructuring charges.

Expansions, including the transfer of operations to other facilities or the construction of new manufacturing facilities, include the risk of additional costs and start-up inefficiencies. If we are unable to effectively manage our expansion projects or related anticipated net sales are not realized, our operating results could be materially adversely affected. Risks of future expansions include:

•difficulties in the timing of expansions, including delays in the implementation of construction and manufacturing plans;
•the inability to successfully integrate additional facilities or incremental capacity and to realize anticipated efficiencies, economies of scale or other value;
•challenges faced as a result of transitioning programs;
•additional fixed or other costs, or selling, general and administrative ("SG&A") expenses, which may not be fully absorbed by the new business;
•a reduction of our return on invested capital, including as a result of excess inventory or excess capacity at new facilities;
•diversion of management’s attention from other business areas during the planning and implementation of expansions;
•increased debt levels and borrowing costs;
•strain placed on our operational, financial and other systems and resources; and
•inability to locate sufficient employees or management talent to support the expansion.

Consolidation of our customers and competitors may impact our results of operations.

The oil and gas industry has experienced periods of consolidation in the past, and we expect consolidations to increase as the industry deals with the impacts of the COVID-19 pandemic and the resulting impacts on oil and gas supply and demand. Industry consolidation may result in reduced capital spending by some of our customers, the loss of customers, or consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products. In addition, recent, pending and future mergers, combinations and consolidations amongst our competitors could result in existing competitors increasing their market share or improving their relative financial strength, which may result in stronger competitors. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows.

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

We use backlog to predict our anticipated future sales. Our year-end backlog was $39.9 million, $31.7 million, and $29.9 million at the end of fiscal years 2020, 2019 and 2018, respectively. We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. We expect to fill most items of backlog within the following 12 months. However, since orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

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

Our product warranties against technical defects of our clad products vary depending on our purchase orders with customers. The warranties require us to repair or replace defective products and may require the payment of a certain percentage of the purchase price as liquidated damages for our failure to meet the specified product specifications and delivery requirements. In addition, our clad products are often used as part of larger projects or are used in potentially hazardous applications that can cause injury or loss of life and damage to property or equipment. In the event of an actual or alleged product defect, we may be named as a defendant in product liability or other lawsuits asserting potentially large claims. We cannot guarantee that insurance will be available or adequate to cover any or all liabilities incurred. We have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products and the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it could have a material adverse effect on our financial condition and results of operations.

Risk Factors Related to our Businesses Generally

The COVID-19 pandemic and related economic impacts have had, and are likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments to contain the spread of the virus, have resulted in a significant reduction in international and US economic activity. In the oil and gas industry, geopolitical events that increased the supply of low priced oil to the global market occurred at the same time that demand weakened due to the worldwide effects of the pandemic, leading to a collapse in oil prices in March 2020. These events together adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the global financial markets. These impacts affected the demand for DynaEnergetics’ products and significantly delayed certain NobelClad projects and orders. Other effects of the pandemic have included, and may continue to include, adverse revenue and net income effects; customer shutdowns of oil and gas exploration and production activities; downward revisions to customer budgets; limitations on access to sources of liquidity; supply chain disruptions, employee impacts from illness, school closures and other community response measures; workforce fluctuations in response to activity declines and increases; and temporary closures of our facilities or the facilities of our customers and suppliers. This period of extreme economic disruption, low oil prices and reduced demand for our products has had, and is likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The extent to which our operating and financial results will continue to be affected by the COVID-19 pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic; additional actions by businesses and governments in response to the pandemic; and the speed and effectiveness of responses to combat the virus, including vaccine distribution. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

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

We are exposed to risks inherent in doing business in each of the countries in which we operate. Our operations are subject to various risks unique to each country that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition. With respect to any particular country, these risks may include:
•political, social and economic instability;
•civil unrest, acts of terrorism, force majeure, war, other armed conflict, and sanctions;
•public health crises and catastrophic events, such as the COVID-19 pandemic;
•inflation;
•currency fluctuations, devaluations, conversion, or repatriation restrictions; and
•expropriation and nationalization of our assets;
•confiscatory taxation or other adverse tax policies;
•theft of, or lack of sufficient legal protection for, proprietary technology and other intellectual property;
•limitations on extraction of shale gas or oil using hydraulic fracturing;
•limitations or disruptions to our markets or operations, restrictions on payments, or limitations on the movement of funds;
•increased tariffs;
•trade and economic sanctions or other restrictions;
•unexpected changes in legal and regulatory requirements, including changes in interpretation or enforcement of existing laws;
•deprivation of contract rights; and
•the inability to obtain or retain licenses required for operation.

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

Many of our operating subsidiaries conduct business in euros, Canadian dollars, or other foreign currencies. Sales made in currencies other than U.S. dollars accounted for 17%, 12%, and 21% of total sales for the years ended 2020, 2019 and 2018, respectively. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation (gains) losses with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example, DynaEnergetics Europe's functional currency is euros, but its sales often occur in U.S. dollars. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our Consolidated Financial Statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Our primary exposure to foreign currency risk is the euro, due to the percentage of our U.S. dollar revenue that is derived from countries where the euro is the functional currency. We use foreign currency forward contracts, generally with maturities of one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability account balances. These hedge transactions relate to our operating entities with significant economic exposure to transactions denominated in currencies other than their functional currency. Our primary economic exposures include the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar, and the euro to the U.S. Dollar. Since the underlying balance sheet account balances being hedged can fluctuate significantly throughout our monthly hedge periods, our hedging program cannot fully protect against foreign currency fluctuations.

Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, military activity, catastrophic weather events, the occurrence of a pandemic or other widespread illness (such as COVID-19), contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions for us and disrupt our operations. Although we have been able to manage supply chain impacts through the COVID-19 pandemic, we have been experiencing longer lead times for certain materials. Continued or increasing lockdown orders or a prolonged period of travel, commercial and other similar restrictions could cause additional global supply disruptions. If we experience further supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations.

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

As of December 31, 2020, we had an outstanding balance of approximately $11.8 million on our syndicated credit agreement. This agreement includes various covenants and restrictions and certain of these relate to the incurrence of additional indebtedness and the mortgaging, pledging or disposing of major assets. We are also required to maintain certain financial ratios on a quarterly basis. A breach of any of these covenants could impair our ability to borrow and could result in acceleration of our obligations to repay our debt, if we are unable to obtain a waiver or amendment from our lenders. In June 2020, we entered into an amendment to our credit facility that, among other things, waived our debt service coverage ratio for the quarters ending September 30, 2020, December 31, 2020 and March 31, 2021. As of December 31, 2020, we were in compliance with all financial covenants and other provisions of the credit agreement, as amended, and our other loan agreements. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default, which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities.

We are dependent on a relatively small number of large projects and customers for a significant portion of our net sales.

A significant portion of our net sales is derived from a relatively small number of projects and customers; therefore, the failure to complete existing contracts on a timely basis, to receive payment for such services in a timely manner, or to enter into future contracts at projected volumes and profitability levels could adversely affect our ability to meet cash requirements exclusively through operating activities. We attempt to minimize the risk of losing customers or specific contracts by continually improving commercial execution and product quality, delivering product on time and competing aggressively on the basis of price. We expect to continue to depend upon our principal customers for a significant portion of our sales, although our principal customers may not continue to purchase products and services from us at current levels, if at all. The loss of one or more major customers or a change in their buying patterns could have a material adverse effect on our business, financial condition, and results of operations.

If our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We depend on a limited number of significant customers, and the loss of one or more significant customers or the failure of a customer to pay outstanding amounts due could have a material adverse effect on our business and our consolidated results of operations. In most cases, we bill our customers for our services in arrears and are, therefore, subject to the risk that our customers will delay payment of or fail to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets and rising interest rates. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We are susceptible to the cyclicality of the steel industry.

Steel plate and steel pipe are key materials used our NobelClad and DynaEnergetics’ businesses. The steel industry is very cyclical and is affected significantly by supply and demand factors, general economic conditions and other factors such as worldwide production capacity, fluctuations in steel imports/exports, tariffs and quotas. Continued low metals prices over the last ten years have had an adverse effect on the U.S. steel industry and on our NobelClad business, and future economic uncertainty or a prolonged period of stagnation in the economy could have a material adverse effect on our business, financial condition, and results of operations.

Tariffs imposed by the U.S. government and related counter tariffs have increased our costs, limited the availability of metals and may lead to further trade conflicts.

In 2018, the U.S. announced tariffs of 25 percent on steel and 10 percent on aluminum imported from countries where we typically source metals. These tariffs were met with retaliatory tariffs from certain countries and increased, broader tariffs were levied by the U.S. on targeted countries, including China. The tariffs impacted the cost of the importation of steel, which we utilize in our steel plate and steel pipe, key materials in our NobelClad and DynaEnergetics businesses. Though in many cases we have been able to source metals from domestic suppliers, some materials are only available from sources subject to tariffs. The cost of domestic steel and aluminum has also increased, along with the price of delivery, and the availability of certain materials has been limited. These increased costs have increased the price of our products to our customers and, in some instances, affected our ability to be competitive. For our NobelClad business, this impacts our ability to compete on international projects and negatively impacts U.S. fabricators, which are the primary consumers of NobelClad products. Although some of these tariffs have been subsequently reduced or eliminated, as occurred in connection with the United States Mexico Canada Agreement (USMCA), many tariffs continue to exist and new tariffs have been and may be imposed at any time. The prolonged duration of tariffs, the imposition of additional tariffs and the risk of potential broader global trade conflicts could have a material adverse effect on our business, financial condition or results of operations.

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

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and banking information and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

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

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the protection of personal and confidential information of our customers and employees. In particular, the European Union (“E.U.”) has adopted the General Data Protection Regulation, or GDPR, which contains numerous requirements that must be complied with when handling the personal data of E.U.-based data subjects. We are subject to the GDPR with respect to our E.U. operations and employees. The GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. member states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced. In addition, the states of California and Colorado have recently enacted data privacy laws, and such laws may be enacted in other states or at the U.S. federal level.

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

From time to time, we examine opportunities to make selective acquisitions in order to increase shareholder return by increasing our total available markets, expanding our existing operations and, potentially, generating synergies. The success of any acquisition depends on a number of factors, including, but not limited to:

•identifying suitable candidates for acquisition and negotiating acceptable terms;
•obtaining approval from regulatory authorities and potentially DMC’s shareholders;
•maintaining our financial and strategic focus and avoiding distraction of management during the process of integrating the acquired business;
•implementing our standards, controls, procedures and policies at the acquired business and addressing any pre-existing liabilities or claims involving the acquired business; and
•to the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

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

If we fail to maintain adequate internal controls, including any failure to implement new or improved controls, or if we experience difficulties in their execution, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results. In the event that our current internal control practices deteriorate, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely affected.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. Managing or defending such legal proceedings may result in substantial legal fees, expenses and costs and diversion of management resources. If material litigation is brought against us in the future, a decision adverse to DMC could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 9 to our Consolidated Financial Statements.

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

Legal and Regulatory Risks

Our operations require us to comply with numerous laws and regulations, violations of which could have a material adverse effect on our operations, financial condition or cash flows.

Our operations are subject to international, regional, national, and local laws and regulations in every place where we operate, relating to matters such as environmental protection, health and safety, labor and employment, import/export controls, currency exchange, bribery and corruption, data privacy and cybersecurity, intellectual property, immigration, and taxation. These laws and regulations are complex, frequently change, and have tended to become more stringent over time. In the event the scope of these laws and regulations expands in the future, the incremental cost of compliance could adversely affect our financial condition, results of operations, or cash flows.

Our international operations are subject to anti-corruption and anti-bribery laws and regulations, such as the FCPA, the U.K. Bribery Act and other similar laws. We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons. Our ability to transfer people, products and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations.

The internal controls, policies and procedures, and employee training and compliance programs we have implemented to deter prohibited practices may not be effective in preventing employees, contractors or agents from violating or circumventing such internal policies or from material violations of applicable laws and regulations. Any determination that we have violated or are responsible for violations of anti-bribery, trade control, trade sanctions or anti-corruption laws could have a material adverse effect on our financial condition. Violations of international and US laws and regulations or the loss of any required licenses may result in fines and penalties, criminal sanctions, administrative remedies or restrictions on business conduct, and could have a material adverse effect on our business, operations and financial condition. In addition, any major violations could have a significant effect on our reputation and consequently on our ability to win future business and maintain existing customer and supplier relationships.

The use of explosives in our manufacturing processes and products subject us to additional environmental, health and safety laws and any accidents or injuries could subject us to significant liabilities.

DynaEnergetics’ uses explosive materials in its manufacturing processes and products. NobelClad’s manufacturing process involves the detonation of large quantities of explosives. The use of explosives is an inherently dangerous activity. These activities subject us to extensive environmental and health and safety laws and regulations including guidelines and regulations for the purchase, manufacture, handling, transport, storage and use of explosives issued by the U.S. Bureau of Alcohol, Tobacco and Firearms; the Federal Motor Carrier Safety regulations set forth by the U.S. Department of Transportation; the Safety Library Publications of the Institute of Makers of Explosive; and similar guidelines of their European counterparts. In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz).

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

Demand for our products could be reduced by existing and future legislation, regulations and public sentiment.

Regulatory agencies and environmental advocacy groups in the United States, the E.U., and other regions or countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their role in climate change. There is also increased focus, including by governments and our customers, investors and other stakeholders, on these and other sustainability and energy transition matters. Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as initiatives by governments, non-governmental organizations, and companies to conserve energy or promote the use of alternative energy sources, and negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment, may significantly curtail demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for our products.

In addition, some international, national, state and local governments and agencies have also adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on directly limiting the extraction of shale gas or oil using hydraulic fracturing. The U.S. federal government has also recently taken significant actions to restrict or suspend the issuance of oil and gas leases on federal lands, which could have a significant impact on future drilling, completion activity and production. These or similar legislation or regulatory changes could limit oil and gas development, lead to operational delays and increased costs for our customers, and therefore reduce demand for our products. Such reductions in demand for our products may, in turn, adversely affect our financial condition, results of operations and cash flows.

Increased negative investor sentiment toward oil and gas and preference for assets outside of traditional energy sectors could lead to higher capital costs for our customers and reduced investment in fossil fuels, thereby reducing demand for our products. Such preferences could also impact our ability to obtain acceptable debt or equity financing on attractive terms or at all and could negatively impact our stock price over time. Our business, reputation and demand for our stock could be negatively affected if we do not (or are perceived to not) act responsibly with respect to sustainability matters.

Liabilities for natural resource damages, cleanup costs, and other damages under environmental, health and safety laws could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

We are subject to extensive environmental, health and safety regulation in the United States and the other countries where our manufacturing facilities are located including those covering hazardous materials. We and all of our activities in the United States are subject to noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, regulations issued and laws enforced by the labor and employment departments of the U.S. and the states in which we conduct business, the U.S. Department of Commerce, and the U.S. Environmental Protection Agency. In Germany, we and all our activities are subject to various safety and environmental regulations of the federal state which are enforced by the local authorities, including the Federal Act on Emission Control (Bundes-Immissionsschutzgesetz). The Federal Act on Emission Control permits are held by companies jointly owned by DynaEnergetics and the other companies that are located at the Troisdorf manufacturing site and are for an indefinite period of time. The Dillenburg, Germany facility is operated based on a specific permit granted by the local mountain authority and must be renewed every three years. Any failure to comply with current and future environmental and safety regulations could subject us to significant liabilities. Any actual or alleged violations of environmental, health or safety laws could result in restrictions or prohibitions on our facilities or substantial civil or criminal sanctions. In addition, under certain environmental laws, we could be held responsible for all of the costs relating to any contamination at our facilities and at third party waste disposal sites, even when such contamination was caused by a predecessor and even when the actions resulting in the contamination were lawful at the time. We could also be held liable for any and all consequences arising out of human exposure to hazardous substances or other environmental damage. Accordingly, environmental, health or safety matters may result in significant unanticipated costs or liabilities, which could have a material adverse effect on our business, operating results and financial condition.

Changes in or interpretation of tax law control could impact the determination of our income tax liabilities for a tax year.

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. For example, compliance with the 2017 United States Tax Cuts and Jobs Act (“TCJA”) may require the collection of information not regularly produced within the Company, the use of estimates in our consolidated financial statements, and the exercise of significant judgment in accounting for its provisions. As regulations and guidance evolve with respect to the TCJA, and as we gather more information and perform more analysis, our results may differ from previous estimates and may materially affect our consolidated financial statements.

We earn a significant amount of our operating income outside the U.S and have significant intercompany transactions between our affiliates. A change in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about certain tax agreements in a particular country may result in higher effective tax rates for the Company. In addition, changes in U.S. federal and state or international tax laws applicable to corporate multinationals, other fundamental law changes currently being considered by many countries, including in the U.S., and changes in taxing jurisdictions’ administrative interpretations, decisions, policies, and positions may materially adversely impact our consolidated financial statements.

We are under audit by tax authorities in different jurisdictions from time to time. Although we believe that our provision for income taxes and our tax estimates are reasonable, tax authorities may disagree with certain positions we have taken. In addition, economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. The final resolution of any audits or litigation, may differ from the amounts recorded in our consolidated financial statements and may materially affect our consolidated financial statements in the period or periods in which that determination is made.

Intellectual Property Risks

Our failure to protect our proprietary information and any successful intellectual property challenges against us could materially and adversely affect our competitive position.

The protection of our intellectual property rights is essential to maintaining our competitive position and recognizing the value of our investments in technology and intellectual property in our existing and future products. We rely on trade secret protection for certain aspects of our technology, in part through confidentiality and other written agreements with our employees, consultants and third parties. Through these and other written agreements, we attempt to control access to and distribution of our intellectual property documentation and other proprietary technology information. Despite our efforts to protect our proprietary rights, former employees, consultants or third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop a product with the same functionality as our technology. Policing unauthorized use of our intellectual property rights is difficult, and nearly impossible on a worldwide basis. Therefore, we cannot be certain that the steps we have taken or will take in the future will prevent misappropriation of our technology or intellectual property rights.

We also actively pursue patent protection for our proprietary technology and intellectual property. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be respected by third parties. In addition, our competitors may be able to develop technology independently that is similar to ours without infringing on our patents or gaining access to our trade secrets, and this could have a similar effect on our competitive position.

Intellectual property litigation and threats of litigation are becoming more common in the oilfield services industry. We are currently involved and may in the future be involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights or to protect our trade secrets and know-how. These actions commonly result in actions by the affected third parties to establish the invalidity of our patents. While we intend to prosecute these actions vigorously, there is no guarantee of success, and such effort takes significant financial and time resources from the Company. In the event that one or more of our patents are challenged, a court or the United States Patent and Trademark Office (USPTO) may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future, expected revenue. Patent litigation, if necessary or when instituted against us, could result in substantial costs and divert our management’s attention and resources.

We may incur substantial costs defending against third parties alleging that we infringe their proprietary rights.

We are currently involved and may in the future be involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. We have an active "freedom to operate" review process for our technology, but there is no assurance that future infringement claims will not be asserted. Infringement claims generally result in significant legal and other costs and may distract management from running our core businesses even if we are ultimately successful. In the event of any adverse ruling in any intellectual property litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third party claiming infringement with royalty payment obligations by us. We also have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products, which may increase our costs. Any of these occurrences could significantly harm our competitive position, results of operations, financial position and cash flows.

Risk Factors Related to Our Common Stock

The price and trading volume of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.

The market price and trading volume of our common stock may be subject to significant fluctuations due to general stock market conditions and/or a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are:
•changes in the oil and gas, industrial, or infrastructure markets;
•operating and financial performance that vary from the expectations of management, securities analysts or investors;
•developments in our business or in our business sectors generally;
•regulatory changes affecting our industry generally or our business and operations;
•the operating and stock price performance of companies that investors consider to be comparable to us;
•announcements of strategic developments, acquisitions and other material events by us or our competitors;
•our ability to integrate and operate the companies and the businesses that we acquire;
•rumors and market speculation regarding our industries, business or trading activity;
•significant amounts of short selling, the perception that short sales could occur and other speculative trading activity;
•activism by any large stockholder or group of stockholders;
•changes in global financial markets and global economies and general market conditions, including volatility in foreign exchange rates, tariffs and stock, commodity, credit or asset valuations, and federal government actions or shutdowns.

The stock markets in general have experienced extreme volatility that has at times been unrelated to the operating performance of particular companies, and these fluctuations may adversely affect the trading price of our common stock. In addition, the trading prices of some companies’ stock have recently exhibited significant volatility, including rapid price and daily volume increases as a result of strong and atypical interest from retail investors, reportedly due in part to a high volume of social media posts, followed by significant declines in the trading prices of the stock. Our stock is historically subject to significant fluctuations, which can be caused by a myriad of known or unknown reasons. While an increase in our stock price may be attributable, in whole or in part, to market developments such as increased commodity prices and/or improving conditions in our core markets, we cannot rule out the possibility that it resulted in whole or in part from market phenomena such as a surge in investor interest or a “short squeeze”, in which investors are driving up our share price in hopes that other investors holding short positions are required to buy shares at higher prices to cover their positions. In this case, those market phenomena could reverse themselves at any time, leading to a rapid and substantial decline in the price of our stock.

Holders of our common stock do not currently receive dividends and our dividend may not be reinstated in the future.

Our Board of Directors suspended our dividend in April 2020 in order to preserve liquidity in light of the sharp reduction in demand for DynaEnergetics products and other impacts of the COVID-19 pandemic. Holders of our common stock are entitled to receive only such dividends as our Board of Directors declares out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. Although we have historically declared cash dividends on our common stock, we are not required to do so and there can be no assurance as to whether the Board will reinstate a dividend in the future.
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

DynaEnergetics

DynaEnergetics leases a manufacturing site and sales office in Troisdorf, Germany. The leases for these properties expire on December 31, 2025, and we are negotiating future renewal options. In the U.S., DynaEnergetics owns manufacturing and assembly sites in Texas and leases storage bunkers and office and warehouse space in various cities throughout Texas and Pennsylvania. DynaEnergetics also leases office and warehouse space and bunkers for storage of its explosives in two locations in Alberta, Canada.

The tables below summarize our material properties by segment, including their location, type, size, whether owned or leased and expiration terms, if applicable.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	Manufacturing and administration office	Manufacturing: 263,201 sq. ft. Office: 2,033 sq. ft.	Leased	December 31, 2025
Troisdorf, Germany	Office, Sieglarer Strasse	9,203 sq. ft.	Leased	February 29, 2021 with yearly renewal options
Liebenscheid, Germany	Manufacturing and office	91, 493 sq. ft.	Owned
Liebenscheid, Germany	Land	77,672 sq. ft.	Owned
Houston, Texas	Office	11,370 sq. ft.	Leased	April 30, 2023
Blum, Texas	Office, warehouse, and manufacturing	83,000 sq. ft.	Owned
Blum, Texas (a)	Warehouse	10,000 sq. ft.	Owned
Blum, Texas	Land for office, warehouse, and manufacturing	284 acres	Owned
Whitney, Texas	Office, warehouse, and manufacturing	36,000 sq. ft.	Owned

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

NobelClad owns a manufacturing site in Liebenscheid, Germany as well as a mine used as a shooting site in Dillenburg, Germany. We lease buildings and land around the mine to ensure access to the shooting site. The leases associated with the Dillenburg shooting site expire on August 31, 2021. NobelClad leases the building housing its sales and administrative office in Perpignan, France.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania (a)	Clad plate manufacturing and administration office	Land: 14 acres Buildings: 101,300 sq. ft.	Owned
Dunbar, Pennsylvania	Clad plate shooting site	Land: 322 acres Buildings: 15,960 sq. ft.	Leased	December 15, 2025, with renewal options through December 15, 2029
Cool Spring, Pennsylvania	Clad plate shooting site	1,200,000 sq. ft.	Leased	March 31, 2023, with renewal options through December 31, 2028
Tautavel, France (b)	Clad shooting site	109 acres	Owned
Dillenburg, Germany	Clad plate shooting site	11.4 acres	Owned
		31,345 sq. ft.	Leased	August 31, 2021
Würgendorf, Germany (c)	Manufacturing	Land: 24.6 acres	Owned
		Storehouse 174 and 265: 2,756 sq. ft.	Leased	December 31, 2025
		Building: 34,251 sq. ft.	Owned
Liebenscheid, Germany	Manufacturing	Land: 10.47 acres Buildings: 125,394 sq. ft.	Owned

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

ITEM 3.                Legal Proceedings

Please see Note 9 to the Consolidated Financial Statements.

ITEM 4.                Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2020, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “BOOM.” As of February 18, 2021, there were 215 holders of record of our common stock (does not include beneficial holders of shares held in “street name”).

Equity Compensation Plan

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated in this Item by this reference.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2020, we purchased shares of common stock as follows. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
October 1 to October 31, 2020	214	$32.94
November 1 to November 30, 2020	23,303	$39.92
December 1 to December 31, 2020	19,440	$45.71
Total	42,957	$42.50

(1) Share purchases during the period included 237 shares purchased to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and 42,720 shares purchased related to the participant elections to diversify contributions of equity awards into other investment options available to participants in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan.
(2) As of December 31, 2020, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (440,115).

Stock Performance Graph

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2015, in each of the Company, the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Total Performance Using OMX Global Indexes
DOLLARS
$700
$600
$500
$400
$300
$200
$100
$0
December 31, 2015
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
DMC Global Inc.
Nasdaq Non-Financial Stocks
Nasdaq Composite (US)

Total Return Analysis	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
DMC Global Inc.	$100.00	$226.75	$358.37	$502.43	$642.92	$618.74
Nasdaq Non-Financial Stocks	$100.00	$107.27	$142.67	$142.72	$199.03	$296.31
Nasdaq Composite (U.S.)	$100.00	$113.01	$137.17	$129.71	$170.14	$206.32

ITEM 6.                  Selected Financial Data

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	(Dollars in Thousands, Except Per Share Data)
	Year Ended December 31,
Statement of Operations	2020	2019	2018	2017	2016
Net sales	$229,161	$397,550	$326,429	$192,803	$158,575
Gross profit	56,853	144,923	110,695	59,391	38,680
Gross profit percentage	24.8%	36.5%	33.9%	30.8%	24.4%
Costs and expenses	54,462	66,995	64,157	49,784	42,752
Restructuring expenses, net and asset impairments	3,387	19,503	1,114	4,283	1,202
Anti-dumping duty penalty	—	—	8,000	—	—
Goodwill impairment	—	—	—	17,584	—
Operating (loss) income	(996)	58,425	37,424	(12,260)	(5,274)
Other expense, net	(964)	(1,723)	(2,817)	(3,024)	(434)
(Loss) income before income taxes	(1,960)	56,702	34,607	(15,284)	(5,708)
Income tax (benefit) provision	(548)	22,661	4,134	3,569	797
Net (loss) income	$(1,412)	$34,041	$30,473	$(18,853)	$(6,505)

Net (loss) income per share
Basic	$(0.10)	$2.29	$2.05	$(1.31)	$(0.46)
Diluted	$(0.10)	$2.28	$2.04	$(1.31)	$(0.46)

Dividends declared per common share	$0.125	$0.29	$0.08	$0.08	$0.08

Financial Position
Total assets	$279,645	$277,421	$240,418	$173,083	$162,555
Long-term debt, including current portion	$11,264	$14,272	$17,984	$17,984	$15,732

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes, as well as the selected historical consolidated financial data included elsewhere in this annual report. A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal 2019 compared to fiscal 2018 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.dmcglobal.com/investors.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad's backlog increased to $39,884 at December 31, 2020 from $31,660 at December 31, 2019.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

The following items impacted the comparability of the company's results for the years ended December 31, 2020 and 2019:

•Consolidated sales of $229,161 decreased 42% versus 2019 as the COVID-19 pandemic drove a sharp decline in energy demand and average crude oil prices, which negatively impacted North American unconventional drilling and completion activity and sales at DynaEnergetics.
•DynaEnergetics' sales of $146,395 in 2020 decreased 53% compared with 2019 due to lower average crude oil prices and energy demand caused by the COVID-19 pandemic, which negatively impacted unconventional drilling and completion activity in North America. DynaEnergetics sales increased 3% sequentially in the fourth quarter of 2020 as an increase in well completion activity in North America offset lower international activity.
•NobelClad’s sales of $82,766 in 2020 decreased 5% compared with 2019 primarily due to the timing of shipment of projects out of backlog.
•Consolidated gross profit of 25% in 2020 decreased from 36% in 2019. The decline primarily related to lower average selling prices and the impact of lower sales volume on fixed manufacturing overhead and research and development expenses at DynaEnergetics and a less favorable project mix at NobelClad.
•Consolidated selling, general, and administrative expenses were $53,013 in 2020 compared with $65,451 in 2019. The decrease primarily was due to cost containment actions related to the COIVD-19 pandemic. We significantly reduced spending on outside service, incentive compensation expense, payroll and payroll-related costs, and curtailed travel expenses. These reductions partially were offset by an increase in the provision for expected credit losses of $3,039.
•Restructuring expenses of $3,387 in 2020 included asset impairments, severance costs related to downsizing our direct labor workforce in response to the COVID-19 impact on demand for DynaEnergetics’ products, and costs related to the sale of the Tyumen, Siberia manufacturing facility.
•Net cash of $42,659 (comprised of $53,923 in cash and marketable securities net of $11,264 of total debt) improved from net cash of $6,081 at December 31, 2019. Net cash, a non-GAAP measure, is calculated as total cash, cash equivalents and marketable securities less total debt.

Outlook

Employee safety is our top priority. During the fourth quarter of 2020, DynaEnergetics successfully passed one year without any lost time or recordable safety incidents across all its locations. As of December 31, 2020, NobelClad had no lost time safety incident at its locations in over 400 days.

With respect to COVID-19, we will continue to implement and enhance our efforts to ensure employee safety, which include regular deep cleaning of our facilities, providing personal protective equipment, restricting business travel and site visits and requiring adherence to health monitoring, hygiene and quarantine practices advised by health authorities. We continue to monitor and adjust our policies and practices to remain aligned with federal, state, local and international regulations and guidelines.

An initially slow recovery in North America’s unconventional oil and gas sector gained strength during the latter part of 2020, and that momentum has continued into the first quarter of 2021. The industry’s leading operators and their service providers are increasingly focused on maximizing the safety, performance and profitability of their well completion programs, which is driving demand for DynaEnergetics’ DS perforating systems. The recovery of pricing for energy products has lagged the rebound in market activity. As demand continues to improve, DynaEnergetics is focused on returning its prices to levels that reflect the inherent value of its technologies and products.

DynaEnergetics continues to invest in research and development to expand our portfolio of perforating systems, as well as product and market development initiatives to maintain our competitive advantages and future growth. In parallel, we are maintaining our efforts and commitment to intellectual property development and protection, including where necessary, patent enforcement. Protecting and enforcing our intellectual property and patents is vital to reinforcing the value of our investments in research and development, and we expect to incur increased legal expenses in 2021.

NobelClad principally serves long-cycle industries that can be slow to react to changing economic conditions, and this will likely lead to a relatively slow start to 2021. We nevertheless remain encouraged by NobelClad’s prospects for medium to long-range growth. It entered 2021 with a $40 million order backlog, which is approximately 25% higher than its backlog at the end of 2020.

While we remain in cost-containment mode and continue to closely monitor capital expenditures and operating costs, our staffing levels are increasing primarily in activity-based positions at DynaEnergetics.

We also may continue from time to time to use our at-the-market equity program (“ATM”), which was commenced in October 2020, to raise additional capital efficiently and responsibly. During the fourth quarter of 2020, we sold 608,360 shares of common stock at a weighted average price per share of $42.95 through our ATM equity program and received net proceeds of $25,740

Use of Non-GAAP Financial Measures

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

Adjusted operating income is defined as operating income plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance.

Adjusted net income is defined as net income plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance. Adjusted diluted earnings per share is defined as diluted earnings per share plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance.

Adjusted operating income, adjusted net income, and adjusted diluted earnings per share are presented because management believes these measures are useful to understand the effects of restructuring and impairment charges on DMC’s operating income, net income and diluted earnings per share, respectively.

Net cash is a non-GAAP measure we use to supplement information in our Consolidated Financial Statements. We define net cash as total cash, cash equivalents and marketable securities less total debt. In addition to conventional measures prepared in accordance with GAAP, the Company uses this information to evaluate its performance, and we believe that certain investors may do the same.

The presence of non-GAAP financial measures in this report is not intended to suggest that such measures be considered in isolation or as a substitute for, or as superior to, DMC’s GAAP information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness. Because not all companies use identical calculations, DMC’s presentation of non-GAAP financial measures may not be comparable to similarly titled measures of other companies.

Forward-Looking Statements

This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Such statements include statements regarding our future expected financial position and operating results, our growth and business strategy, planned developments with respect to human capital matters, our expectations regarding the oil and gas industry, expected product developments in DynaEnergetics, expected impacts to demand and pricing for DynaEnergetics’ products, growth of our NobelClad segment, our financing plans, our future liquidity position and factors impacting such position.

These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include those relating to:

•Continuing impacts of the COVID-19 pandemic and related governmental actions;
•Changes in global economic conditions;
•The ability to obtain new contracts at attractive prices;
•The size and timing of customer orders and shipments;

•Product pricing and margins;
•Our ability to realize sales from our backlog and our ability to adjust our manufacturing and supply chain;
•Fluctuations in customer demand;
•Our ability to manage periods of growth and contraction effectively;
•General economic conditions, both domestic and foreign, impacting our business and the business of the end-market users we serve;
•Competitive factors;
•The timely completion of contracts;
•The timing and size of expenditures;
•The timely receipt of government approvals and permits;
•The price and availability of metal and other raw materials;
•The adequacy of local labor supplies at our facilities;
•Current or future limits on manufacturing capacity at our various operations;
•The impact of catastrophic weather events on our business and that of our customers;
•Our ability to successfully integrate acquired businesses;
•The ability to remain an innovative leader in our fields of business;
•The costs and impacts of pending or future litigation or regulatory matters;
•Changes to legislation, regulation or public sentiment related to our business and the industries in which our customers operate;
•The impacts of trade and economic sanctions or other restrictions imposed by the European Union, the United States or other countries;
•Costs and risks associated with compliance with laws and regulations, including the United States Foreign Corrupt Practices Act (“FCPA”) and similar legislation;
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

Consolidated Results of Operations

	2020	2019	$ change	% change
Net sales	$229,161	$397,550	$(168,389)	(42)%
Gross profit	56,853	144,923	(88,070)	(61)%
Gross profit percentage	24.8%	36.5%
COSTS AND EXPENSES:
General and administrative expenses	29,150	37,976	(8,826)	(23)%
% of net sales	12.7%	9.6%
Selling and distribution expenses	23,863	27,475	(3,612)	(13)%
% of net sales	10.4%	6.9%
Amortization of purchased intangible assets	1,449	1,544	(95)	(6)%
% of net sales	0.6%	0.4%
Restructuring expenses	3,387	19,503	(16,116)	(83)%
Operating (loss) income	(996)	58,425	(59,421)	(102)%
Other expense, net	(233)	(169)	(64)	38%
Interest expense, net	(731)	(1,554)	823	(53)%
Income tax (benefit) provision	(548)	22,661	(23,209)	(102)%
Net (loss) income	(1,412)	34,041	(35,453)	(104)%
Adjusted EBITDA	$19,147	$93,753	$(74,606)	(80)%

Net sales decreased $168,389 compared with 2019. This primarily was due to the COVID-19 pandemic-related collapse in crude oil and gas demand, which resulted in a significant reduction in unconventional well completions in North America and demand for DynaEnergetics’ perforating systems.

Gross profit percentage decreased to 24.8% primarily due lower average selling prices and the impact of lower sales volume on fixed manufacturing overhead expenses at DynaEnergetics as well as a less favorable project mix at NobelClad.

General and administrative expenses decreased $8,826 compared with 2019 principally due to significant cost containment actions made in response to the COVID-19 pandemic. We reduced spending on outside services by $5,018, variable bonus expenses by $2,274, employee benefits expenses and payroll taxes by $1,878, and travel expenses by $1,134. These decreases were partially offset by increases in depreciation expense of $506 and stock-based compensation expense of $356.

Selling and distribution expenses decreased $3,612 compared with 2019 primarily due to reductions in freight expenses by $1,191, wages, employee benefits expenses and payroll taxes by $1,068, outside service costs by $948, travel expenses by $906, and variable bonus by $851. These decreases were partially offset by an increase in the provision for expected credit losses by $3,039 during 2020.

Restructuring expenses of $3,387 in 2020 primarily related to asset impairments, severance costs related to downsizing our direct labor workforce in response to the COVID-19 pandemic related decline in crude oil prices and corresponding demand for unconventional well perforating systems at DynaEnergetics, and costs related to the sale of the Tyumen, Siberia manufacturing facility.

Operating loss of $996 compared with operating income of $58,425 in 2019 was primarily due to lower sales volume and average selling prices at DynaEnergetics in 2020.

Other expense, net of $233 in 2020 and $169 in 2019 primarily related to the non-service cost components of our defined benefit pension plans at certain foreign subsidiaries. In 2019, other expense, net also included a net foreign currency exchange gain. Foreign currency exchange gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $731 decreased compared with 2019 primarily due to a lower average outstanding debt balance and lower applicable interest rates in 2020.

Income tax benefit of $548 for 2020 compared with an income tax provision of $22,661 for 2019. Our most significant operations are in the United States, which has a 21% statutory tax rate and Germany, which has a 33% statutory tax rate. The mix of pretax income between these jurisdictions is one of the main drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the current-year effective tax rate was impacted unfavorably by nondeductible losses related to the closure of DynaEnergetics’ operations in Tyumen, Siberia, partially offset by benefits from the vesting of equity-based compensation. The 2019 effective tax rate was unfavorably impacted by nondeductible losses related to the closure of DynaEnergetics’ operations in Tyumen, Siberia. Additionally, the 2019 effective tax rate reflects an unfavorable increase due to the establishment of a valuation allowance against certain deferred tax assets in Germany that we do not expect to be realizable due to a change in our German legal entity structure that was effective on January 1, 2020.

Net loss in 2020 was $1,412, or $0.10 per diluted share, compared with net income of $34,041, or $2.28 per diluted share in 2019.

Adjusted EBITDA decreased compared with 2019 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2020	2019
Net (loss) income	$(1,412)	$34,041
Interest expense, net	731	1,554
Income tax (benefit) provision	(548)	22,661
Depreciation	9,632	8,316
Amortization of purchased intangible assets	1,449	1,544
EBITDA	9,852	68,116
Restructuring expenses, net and asset impairments	3,387	19,503
Restructuring related inventory write down	—	630
Restructuring related accounts receivable write off	—	131
Stock-based compensation	5,675	5,204
Other expense, net	233	169
Adjusted EBITDA	$19,147	$93,753

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased compared with 2019 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Twelve months ended December 31, 2020
	Pre-Tax	Tax	Net	Diluted weighted average shares outstanding	Diluted EPS
Net loss, as reported	$(1,960)	$(548)	$(1,412)	14,790,296	$(0.10)
Restructuring programs:
DynaEnergetics	2,922	863	2,059	14,790,296	0.14
NobelClad	346	56	290	14,790,296	0.02
Corporate	119	25	94	14,790,296	0.01

Adjusted net income	$1,427	$396	$1,031	14,790,296	$0.07

	Twelve months ended December 31, 2019
	Pre-Tax	Tax	Net	Diluted weighted average shares outstanding	Diluted EPS
Net income, as reported	$56,702	$22,661	$34,041	14,655,350	$2.28
Restructuring programs:
DynaEnergetics	18,625	239	18,386	14,655,350	1.25
NobelClad	873	33	840	14,655,350	0.06
Restructuring related inventory write down	630	109	521	14,655,350	0.04
Restructuring related accounts receivable write off	131	—	131	14,655,350	0.01
Impact of tax valuation allowances	—	(1,647)	1,647	14,655,350	0.11

Adjusted net income	$76,961	$21,395	$55,566	14,655,350	$3.75

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. DMC operating income and Adjusted EBITDA include unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments. Segment operating income will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, including stock-based compensation, other expense, net, and interest expense, net,

Net sales, segment operating income, and Adjusted EBITDA for each segment were as follows for years ended December 31:

	2020
	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$146,395	$82,766	$229,161
% of Consolidated	64%	36%

Operating income	6,150	6,886	(996)

Adjusted EBITDA	16,335	10,736	19,147

	2019
	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$310,424	$87,126	$397,550
% of Consolidated	78%	22%

Operating income	68,781	7,193	58,425

Adjusted EBITDA	94,541	11,118	93,753

DynaEnergetics

	2020	2019	$ change	% change
Net sales	$146,395	$310,424	$(164,029)	(53)%
Gross profit	38,072	122,703	(84,631)	(69)%
Gross profit percentage	26.0%	39.5%
COSTS AND EXPENSES:
General and administrative expenses	13,116	16,876	(3,760)	(22%)
Selling and distribution expenses	14,825	17,260	(2,435)	(14)%
Amortization of purchased intangible assets	1,059	1,162	(103)	(9)%
Restructuring expenses, net and asset impairments	2,922	18,624	(15,702)	(84)%
Operating income	6,150	68,781	(62,631)	(91)%
Adjusted EBITDA	$16,335	$94,541	$(78,206)	(83)%

Net sales were $164,029 lower than in 2019 due to sharply lower demand for well perforating systems as the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in unconventional well completions in North America.

Gross profit percentage decreased to 26.0% compared to 2019 primarily due to lower average selling prices and the impact of lower sales volumes on fixed manufacturing overhead expenses, including excess capacity charges in the second quarter and an increase in reserves for excess inventories.

General and administrative expenses decreased by $3,760 compared with 2019 primarily due to reductions in outside service costs by $3,018 and salaries and wages, variable bonus, and other payroll-related costs by $1,384. These decreases were partially offset by a $440 increase in depreciation expense.

Selling and distribution expenses decreased by $2,435 compared with 2019 primarily due to reductions in salaries and wages, variable bonus, and other payroll-related costs by $1,337, freight expenses by $1,187 on lower shipping activity, outside service costs by $791, and travel expenses by $376. These decreases were partially offset by an increase in the provision for expected credit losses of $2,861 associated with specifically identified at-risk customer balances combined with an increase to our current expected credit loss reserve.

Amortization of purchased intangibles decreased by $103 compared with 2019 primarily due to fully amortizing certain customer relationship intangibles during 2019.

Restructuring expense of $2,922 in 2020 primarily related to asset impairments, severance costs related to downsizing our direct labor workforce as the COVID-19 pandemic negatively impacted crude oil prices and corresponding demand for well perforating systems, as well as costs related to the sale of the Tyumen, Siberia manufacturing facility.

Operating income decreased by $62,631 compared with 2019 primarily due to a sharp decline in unit sales volume, lower average selling prices, the unfavorable impact of lower sales volume on fixed overhead expenses, and increases in reserves for excess inventories and expected credit losses, partially offset by lower general and administrative and selling and distribution expenses.

Adjusted operating income and Adjusted EBITDA decreased compared with 2019 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted operating income and Adjusted EBITDA.

	2020	2019
Operating income	$6,150	$68,781
Adjustments:
Restructuring expenses, net and asset impairments	2,922	18,624
Restructuring related inventory write down	—	630
Restructuring related accounts receivable write off	—	131
Adjusted operating income	9,072	88,166
Depreciation	6,204	5,213
Amortization of purchased intangible assets	1,059	1,162
Adjusted EBITDA	$16,335	$94,541

NobelClad

	2020	2019	$ change	% change
Net sales	$82,766	$87,126	$(4,360)	-5%
Gross profit	19,433	22,840	(3,407)	-15%
Gross profit percentage	23.5%	26.2%
COSTS AND EXPENSES:
General and administrative expenses	3,388	4,703	(1,315)	-28%
Selling and distribution expenses	8,423	9,683	(1,260)	-13%
Amortization of purchased intangible assets	390	382	8	2%
Restructuring expenses, net and asset impairments	346	879	(533)	-61%
Operating income	6,886	7,193	(307)	-4%
Adjusted EBITDA	$10,736	$11,118	$(382)	-3%

Net sales decreased by $4,360 compared with 2019 due to the timing of shipment of projects out of backlog.

Gross profit percentage decreased to 23.5% primarily due to unfavorable project mix in 2020 versus 2019.

General and administrative expenses decreased by $1,315 compared with 2019 primarily due to reductions in payroll-related costs and taxes by $492, travel expenses by $141, and variable bonus by $79.

Selling and distribution expenses decreased by $1,260 compared with 2019 primarily due to reductions in travel expenses by $529, salaries and wages, variable bonus and other payroll-related costs by $523, and outside service costs by $157. These decreases were partially offset by an increase in the provision for expected credit losses of $178 associated with a customer that declared bankruptcy during the first quarter of 2020.

Restructuring expense, net and asset impairments of $346 in 2020 primarily related to asset impairments for manufacturing and software assets that were no longer in use and severance costs related to downsizing our direct labor workforce in response to the COVID-19 pandemic.

Operating income decreased by $307 compared to 2019 as lower general and administrative, selling and distribution, and restructuring expenses offset lower net sales and less favorable project mix.

Adjusted operating income and Adjusted EBITDA decreased due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted operating income and Adjusted EBITDA.

	2020	2019
Operating income	$6,886	$7,193
Adjustments:
Restructuring expenses	346	879
Adjusted operating income	7,232	8,072
Depreciation	3,114	2,664
Amortization of purchased intangible assets	390	382
Adjusted EBITDA	$10,736	$11,118

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. The COVID-19 pandemic drove a sharp decline in DynaEnergetics' core oil and gas end markets and corresponding well-completion activity and demand for its perforating systems late in the first quarter of 2020. In April 2020, DMC announced several cost-containment actions to reduce our activity-based cost structure, limit spending and protect our balance sheet. These actions included reducing our workforce by 32%, implementing reduced work weeks at DynaEnergetics, significantly cutting selling, general and administrative expenses, reducing our capital expenditures budget by 50% and suspending the quarterly dividend. The decline in crude oil prices and oil and gas demand accelerated early in the second quarter of 2020 and sales volume only partially recovered during the third and fourth quarters. Though NobelClad customers in the downstream energy industry have delayed various repair and maintenance projects and one customer has delayed the award of a large prospective petrochemical order, NobelClad’s order backlog increased to $39,884 at December 31, 2020 from $31,660 at December 31, 2019. To further preserve liquidity, we entered into an amendment to our credit facility on June 25, 2020 to, among other provisions, maintain our $50,000 revolving credit facility and to waive the debt service coverage ratio for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. These measures enabled us to improve our net cash position from $6,081 at December 31, 2019 to $16,923 at December 31, 2020, maintain our fully undrawn and available $50,000 revolving credit facility, and provide covenant relief for three quarters.

We also took action to allow future flexibility in accessing the capital markets. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on May 28, 2020, pursuant to which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. On October 22, 2020, we commenced an at-the-market equity program under the shelf registration statement, which allows us to sell and issue up to $75 million in shares of our common stock from time to time, and during the fourth quarter of 2020 we sold 608,360 shares of common stock for net proceeds of $25,740. In connection with the commencement of the at-the-market equity program, we also amended our credit facility to waive the requirement to repay outstanding amounts under the credit facility with proceeds from the program. This allows us full flexibility as to the use of proceeds from the program, as they are available over time. Our ability to access this capital may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the fourth quarter of 2020, there can be no assurance that any future capital will be available on acceptable terms or at all.

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

We declared a quarterly dividend of $0.125 per share in the first quarter of 2020 and $0.29 per share in 2019. On April 23, 2020, DMC announced that its Board of Directors suspended the quarterly dividend indefinitely due to the uncertain economic outlook caused by the COVID-19 pandemic. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

Debt facilities

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provides for a $25,000 Capital Expenditure Facility (“Capex Facility") which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. The Capex Facility allowed for advances to fund capital expenditures of the Blum expansion project during year one of the credit facility. In March 2019, the Capex Facility converted from a revolving loan to a term loan amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In 2019, we prepaid an additional $7,000 above the required amortization amount. The credit facility has an accordion feature to increase the commitments by $100,000 under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.

Borrowings under the $50,000 revolving loan limit can be in the form of one, two, three, or six-month London Interbank Offered Rate (“LIBOR”) loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%).

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

On June 25, 2020, we entered into an amendment ("Amendment") to the credit facility related to the debt-to-EBITDA leverage ratio covenant and a debt service coverage ratio covenant, among other things. The Amendment waives the debt service coverage ratio covenant for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The debt service coverage ratio minimum of 1.35 to 1 was applicable for the quarter ending June 30, 2020 and will resume beginning with the quarter ending June 30, 2021 and thereafter.

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

LIBOR, the interest rate benchmark used as a reference rate on our credit facility borrowings, is expected to be phased out after calendar year 2021, when private-sector banks are no longer required to report the information used to set the rate. Our credit facility amendments address the replacement of LIBOR with an alternative benchmark rate. At this time, no consensus exists as to what rate or rates will become accepted alternatives to LIBOR, although the U.S. Federal Reserve, in connection with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with the Secured Overnight Financing Rate (SOFR). The consequence of a new benchmark rate is unknown at this time but could result in an increase in the cost of our variable rate debt.

The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the December 31, 2020 reporting period, the maximum leverage ratio permitted was 3.00 to 1.0. The actual leverage ratio as of December 31, 2020, calculated in accordance with the credit facility, as amended, was 0.6 to 1.0.

The minimum liquidity covenant requires the total of cash and cash equivalents held by U.S. subsidiaries and available borrowing capacity under the credit facility to exceed $10,000. The liquidity as of December 31, 2020, calculated in accordance with the credit facility, as amended, was $64,793.

Our credit facility, as amended, also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, mortgaging, and pledging or disposition of major assets. As of December 31, 2020, we were in compliance with all financial covenants and other provisions of our debt agreements.
As of December 31, 2020, U.S. dollar revolving loans of zero and borrowings of $11,750 on the Capital Expenditure facility were outstanding under our credit facility and our available borrowing capacity was $50,000.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000.

Other contractual obligations and commitments

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2020:

	Payment Due by Period
	As of December 31, 2020
	Less than			More than
Other Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Credit facility (1)	$3,125	$8,625	$—	$—	$11,750
Operating lease obligations (2)	1,741	3,805	3,351	5,200	14,097
Purchase obligations (3)	22,653	—	—	—	22,653
Total	$27,519	$12,430	$3,351	$5,200	$48,500

(1)  Represents outstanding borrowings under our credit facility but excludes interest expense on outstanding credit facility borrowings. For more information about our debt obligations, see Note 3 "Debt" to our Consolidated Financial Statements.

(2) The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2020. Our operating lease obligations are described in Note 2 "Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements.

(3)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in the accompanying Consolidated Balance Sheets.
Cash flows from operating activities

Net cash provided by operating activities was $30,362 in 2020 compared with $64,594 in 2019. The decrease primarily was due to a decline in net income, partially offset by a significant reduction in net working capital and nonrecurring anti-dumping duties and penalties in 2019. The net working capital change in 2020 included lower accounts receivable from a decline in sales and lower accounts payable resulting from reduced purchasing activity.

Cash flows used in investing activities

Net cash used in investing activities in 2020 totaled $39,557 and primarily consisted of investment in marketable securities of $25,740 and acquisition of property, plant and equipment of $11,741 for DynaEnergetics and $1,975 for NobelClad.

Net cash used in investing activities in 2019 totaled $25,947 and primarily consisted of acquisition of property, plant and equipment of $19,785 for DynaEnergetics and $5,560 for NobelClad. The decrease in capital expenditures in 2020 versus 2019 principally related to cost containment actions taken in response to the COVID-19 pandemic on our business.

Cash flows from financing activities

Net cash provided by financing activities for 2020 totaled $17,317, which included proceeds from our ATM equity program of $25,740 partially offset by payment of quarterly dividends of $3,749, repayments on the Capex Facility of $3,125, and treasury stock purchases of $1,890.

Net cash used in financing activities for 2019 totaled $30,562, which included net repayments on revolving loans of $17,129, repayments on the Capex Facility of $10,125, payment of quarterly dividends of $2,762, and treasury stock purchases of $1,103.

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

DynaEnergetics

Customers agree to terms and conditions at the time of initiating an order. Transactions contain standard products, which may include perforating system components, such as detonating cord, or systems and associated hardware, including Factory-Assembled, Performance-AssuredTM DynaStage® perforating systems. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

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

For the year ended December 31, 2020, the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions and the corresponding demand for DynaEnergetics’ products. As a result, DynaEnergetics recorded asset impairment charges during 2020 on certain manufacturing assets that will no longer be utilized in production at its Blum, Texas and Troisdorf, Germany facilities. There were no other indicators of impairment of finite-lived assets for 2020. For the year ended December 31, 2019, we recognized an impairment charge related to production assets in DynaEnergetics' operations in Tyumen, Siberia, which were closed in 2019. For the year ended December 31, 2018, no impairments were recorded. Refer to Note 10 “Restructuring and Asset Impairments” for additional discussion.

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

Off Balance Sheet Arrangements

At December 31, 2020, we had no off-balance sheet arrangements, as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Please refer to Note 2 "Significant Accounting Policies" to our Consolidated Financial Statements in this annual report for a discussion of recent accounting pronouncements and their anticipated effect on our business.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our Consolidated Financial Statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our Consolidated Balance Sheets, either positively or negatively. Sales made in currencies other than U.S. dollars accounted for 17%, 12%, and 21% of total sales for the years ended 2020, 2019, and 2018, respectively. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

We use foreign currency forward contracts to offset foreign exchange rate fluctuation on foreign currency denominated asset and liability positions. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the asset and liability positions being hedged. As such, these forward currency contracts and the offsetting underlying asset and liability positions do not create material market risk. The notional amount of the foreign exchange contracts at December 31, 2020 and 2019 was $2,092 and $22,860, respectively.
Interest Rate Risk

The company's interest expense, in part, is sensitive to the general level of interest rates in North America and Europe. At December 31, 2020, all of the company's debt was subject to variable interest rates. A one percentage point change in average interest rates would cause interest expense, net in 2020 to increase by $146. This was determined by considering the impact of a hypothetical interest rate on the company's average outstanding variable debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

ITEM 8.                Financial Statements and Supplementary Data

DMC GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020 and 2019 and for Each of the Three Years Ended
December 31, 2020, 2019 and 2018

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DMC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DMC Global Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of net realizable value adjustments to DynaEnergetics finished goods inventories for excess or obsolescence

Description of the Matter
At December 31, 2020, the Company’s DynaEnergetics’ finished goods inventories were $12.8 million. As described in Note 2 to the consolidated financial statements, inventories are stated at the lower of cost or net realizable value. Write-downs of inventories to net realizable value are based upon historical experience, estimated future product demand, market conditions, production requirements and technological developments.

Auditing management’s lower of cost or net realizable value determination for DynaEnergetics excess or obsolete inventories was especially challenging and highly judgmental because the estimates rely on factors that are affected by market and economic conditions outside of the Company’s control. In particular, the excess and obsolete inventory calculations are sensitive to future demand for the Company’s products.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s determination of the lower of cost or net realizable value for excess and obsolete inventories. For example, we tested controls over management’s review of excess and obsolete inventories which includes their review of the assumptions and data supporting current and future product demand, including consideration of recent inventory turnover.

Our audit procedures to test the net realizable value adjustments to inventories for excess or obsolescence included, among others, testing the completeness and accuracy of the underlying data used in management’s assessment. We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimates around forecasted sales. We held discussions with senior financial and operating management to determine whether any strategic or operational changes in the business would impact expected demand or related carrying value of on-hand inventory. We assessed the reasonableness of management’s excess and obsolescence assumptions by comparing those assumptions to historical data and trends, as well as third-party market information which addresses expected subsequent period trends in the industry, including trends that could impact the movement of on-hand inventory sold by the Company.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.

Denver, Colorado
February 22, 2021

DMC GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$28,187	$20,353
Marketable securities	25,736	—
Accounts receivable, net of allowance for doubtful accounts of $2,605 and $967, respectively	31,366	60,855
Inventories	52,573	53,728
Prepaid expenses and other	5,448	9,417
Total current assets	143,310	144,353
Property, plant and equipment	180,278	174,741
Less - accumulated depreciation	(70,867)	(66,507)
Property, plant and equipment, net	109,411	108,234
Purchased intangible assets, net	3,665	5,880
Deferred tax assets	4,582	3,836
Other assets	18,677	15,118
Total assets	$279,645	$277,421

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$17,574	$34,758
Accrued expenses	5,301	6,903
Dividend payable	—	1,866
Accrued income taxes	7,279	9,651
Accrued employee compensation and benefits	7,160	10,668
Contract liabilities	4,928	2,736
Current portion of long-term debt	3,125	3,125
Other current liabilities	1,741	1,716
Total current liabilities	47,108	71,423
Long-term debt	8,139	11,147
Deferred tax liabilities	2,254	3,786
Other long-term liabilities	25,230	18,924
Total liabilities	82,731	105,280
Commitments and Contingencies (Note 9)
Stockholders' Equity:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 15,389,285 and 14,652,675 shares outstanding, respectively	796	756
Additional paid-in capital	117,387	85,639
Retained earnings	115,657	119,002
Other cumulative comprehensive loss	(22,962)	(25,803)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 528,274 and 464,532 shares, respectively	(13,964)	(7,453)
Total stockholders' equity	196,914	172,141
Total liabilities and stockholders' equity	$279,645	$277,421

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$229,161	$397,550	$326,429
Cost of products sold	172,308	252,627	215,734
Gross profit	56,853	144,923	110,695
Costs and expenses:
General and administrative expenses	29,150	37,976	38,452
Selling and distribution expenses	23,863	27,475	22,761
Amortization of purchased intangible assets	1,449	1,544	2,944
Restructuring expenses, net and asset impairments	3,387	19,503	1,114
Anti-dumping duty penalties	—	—	8,000
Total costs and expenses	57,849	86,498	73,271
Operating (loss) income	(996)	58,425	37,424
Other expense:
Other expense, net	(233)	(169)	(1,202)
Interest expense, net	(731)	(1,554)	(1,615)
(Loss) income before income taxes	(1,960)	56,702	34,607
Income tax (benefit) provision	(548)	22,661	4,134
Net (loss) income	(1,412)	34,041	30,473

Net (loss) income per share
Basic	$(0.10)	$2.29	$2.05
Diluted	$(0.10)	$2.28	$2.04
Weighted-average shares outstanding:
Basic	14,790,296	14,579,608	14,529,745
Diluted	14,790,296	14,655,350	14,620,635

Dividends declared per common share	$0.125	$0.29	$0.08

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(1,412)	$34,041	$30,473

Change in cumulative foreign currency translation adjustment	2,841	(1,209)	(4,195)
Reclassification of DynaEnergetics Siberia cumulative translation loss to Statement of Operations upon substantial liquidation	—	10,420	—
Total comprehensive income	$1,429	$43,252	$26,278

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)

					Other	Treasury Stock, at cost, and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2017	14,821,801	$741	$76,146	$60,074	$(30,819)	(39,783)	$(362)	$105,780
Net income	—	—	—	30,473	—	—	—	30,473
Change in cumulative foreign currency translation adjustment	—	—	—	—	(4,195)	—	—	(4,195)
Shares issued in connection with stock compensation plans	166,161	8	434	—	—	—	—	442
Adjustment for cumulative effect from change in accounting principle (ASU 2016-16)	—	—	—	(65)	—	—	—	(65)
Stock-based compensation	—	—	3,497	—	—	—	—	3,497
Dividends declared	—	—	—	(1,191)	—	—	—	(1,191)
Treasury stock activity	—	—	—	—	—	(42,403)	(455)	(455)
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286
Net income	—	—	—	34,041	—	—	—	34,041
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,209)	—	—	(1,209)
Reclassification of DynaEnergetics Siberia cumulative translation loss to Statement of Operations upon substantial liquidation	—	—	—	—	10,420	—	—	10,420
Shares issued in connection with stock compensation plans	129,245	7	550	—	—	7,502	—	557
Stock-based compensation	—	—	5,012	—	—	—	—	5,012
Dividends declared	—	—	—	(4,330)	—	—	—	(4,330)
Treasury stock activity	—	—	—	—	—	(389,848)	(6,636)	(6,636)
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	$(7,453)	$172,141
Net loss	—	—	—	(1,412)	—	—	—	(1,412)
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,841	—	—	2,841
Shares issued in connection with at-the-market offering program	608,360	30	25,710	—	—	—	—	25,740
Shares issued in connection with stock compensation plans	191,992	10	421	—	—	—	—	431
Adjustment for cumulative effect from change in accounting principle (ASU 2016-13)	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	5,608	—	—	—	—	5,608
Dividends declared	—	—	—	(1,883)	—	—	—	(1,883)
Treasury stock activity	—	—	9	—	—	(63,742)	(6,511)	(6,502)
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	$(13,964)	$196,914
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows provided by operating activities:
Net (loss) income	$(1,412)	$34,041	$30,473
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	9,632	8,316	6,576
Amortization of purchased intangible assets	1,449	1,544	2,944
Amortization and write-off of deferred debt issuance costs	207	178	314
Stock-based compensation	5,675	5,204	3,580
Deferred income tax benefit	(2,313)	4,289	(3,653)
Loss on disposal of property, plant and equipment	247	530	78
Restructuring expenses, net and asset impairments	3,387	19,503	1,114
Transition tax liability	—	—	(679)
Change in:
Accounts receivable, net	30,227	(1,221)	(11,409)
Inventories	2,992	(2,671)	(16,610)
Prepaid expenses and other	675	(5,724)	491
Accounts payable	(14,772)	10,145	2,197
Contract liabilities	1,985	1,603	(4,721)
Accrued anti-dumping duties and penalties	—	(8,000)	4,391
Accrued expenses and other liabilities	(7,617)	(3,143)	12,552
Net cash provided by operating activities	30,362	64,594	27,638
Cash flows used in investing activities:
Investment in marketable securities	(25,740)	—	—
Acquisition of property, plant and equipment	(13,853)	(27,210)	(45,095)
Proceeds on sale of property, plant and equipment	36	1,263	—
Net cash used in investing activities	(39,557)	(25,947)	(45,095)
Cash flows provided by (used in) financing activities:
Payments on revolving loans, net	—	(17,129)	(1,628)
(Payments) borrowings on capital expenditure facility	(3,125)	(10,125)	25,000
Payment of dividends	(3,749)	(2,762)	(1,189)
Payment of deferred debt issuance costs	(90)	—	(314)
Net proceeds from issuance of common stock through at-the-market offering program	25,740	—	—
Net proceeds from issuance of common stock to employees and directors	431	557	442
Treasury stock purchases	(1,890)	(1,103)	(453)
Net cash provided by (used in) financing activities	17,317	(30,562)	21,858

Effects of exchange rates on cash	(288)	(1,107)	(9)

Net increase in cash and cash equivalents	7,834	6,978	4,392
Cash and cash equivalents, beginning of the period	20,353	13,375	8,983
Cash and cash equivalents, end of the period	$28,187	$20,353	$13,375

Supplemental disclosure of cash flow information:
Non-cash lease liabilities arising from obtaining right-of-use assets	$—	$8,821	$—
Cash paid during the period for -
Interest	$402	$1,445	$1,383
Income taxes, net	$497	$20,995	$1,284
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
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

Marketable Securities

We typically invest in highly rated securities, with the primary objectives of preserving principal, providing access to liquidity to fund the ongoing operations and strategic needs of the Company and its subsidiaries, and achieving a yield that is commensurate with low risk and highly liquid securities. The Company’s investment policy generally limits the amount of credit exposure to any one issuer.

Our investments in marketable debt securities are classified as either trading, available-for-sale or held-to-maturity based on the nature of the securities and their availability for use in current operations. The Company classifies its marketable debt securities on the Consolidated Balance Sheet as current or non-current based on maturities and our expectations of sales and redemptions in the following year.

As of December 31, 2020, our investments were comprised solely of U.S. Treasury securities with maturities ranging from three to twelve months, and these investments have been classified and accounted for as trading securities. The Company’s investments in U.S. Treasury securities are measured at fair value with gains and losses recognized in the Consolidated Statement of Operations within “Other expense, net."

Accounts Receivable

In June 2016, the Financial Accounting Standards Board (FASB) issued a new accounting pronouncement regarding credit losses for financial instruments. The new standard requires entities to measure expected credit losses for certain financial assets held at the reporting date using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company's financial instruments within the scope of this guidance primarily include accounts receivable and marketable securities.

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

During the year ended December 31, 2020, we increased our expected loss rate due to the COVID-19 pandemic-related collapse in oil and gas demand and resulting downturn in well completions. In addition, we continued to review receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. In total, provisions of $3,381 were recorded during the year ended December 31, 2020. For the years ended December 31, 2019 and 2018, we recorded $575 and $282 of bad debt expense, respectively.

The following table summarizes activity in the allowance for credit losses on receivables from DynaEnergetics and NobelClad customers:

	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2019	$945	$22	$967
Adjustment for cumulative effect from change in accounting principle	50	—	50
Current period provision for expected credit losses	3,069	312	3,381
Write-offs charged against the allowance	(1,243)	(186)	(1,429)
Recoveries of amounts previously reserved	(208)	(134)	(342)
Impacts of foreign currency exchange rates and other	(23)	1	(22)
Allowance for doubtful accounts, December 31, 2020	$2,590	$15	$2,605

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

Inventories consisted of the following at December 31, 2020:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$13,250	$11,903	$25,153
Work-in-process	7,062	6,682	13,744
Finished goods	12,806	669	13,475
Supplies	—	201	201
	$33,118	$19,455	$52,573

Inventories consisted of the following at December 31, 2019:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	18,049	8,124	$26,173
Work-in-process	6,443	5,751	12,194
Finished goods	15,041	4	15,045
Supplies	—	316	316
	$39,533	$14,195	$53,728

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

Buildings and improvements	15-40 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years

Gross property, plant and equipment consisted of the following at December 31:

	2020	2019
Land	$3,634	$3,551
Buildings and improvements	59,556	58,069
Manufacturing equipment and tooling	72,992	72,081
Furniture, fixtures and computer equipment	22,194	21,683
Other	7,261	6,041
Construction in process	14,641	13,316
	$180,278	$174,741

Asset Impairments

Finite-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We compare the expected undiscounted future operating cash flows associated with these finite-lived assets to their respective carrying values to determine if they are fully recoverable when indicators of impairment are present. If the expected future operating cash flows of an asset group are not sufficient to recover the related carrying value, we estimate the fair value of the asset group. Impairment is recognized when the carrying amount of the asset group is not recoverable and when carrying value exceeds fair value. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

For the year ended December 31, 2020, we recognized an impairment charge of $1,361 (recorded in “Restructuring expenses, net and asset impairments”). The COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions and the corresponding demand for DynaEnergetics’ products. As a result, DynaEnergetics recorded asset impairment charges of $1,181 on certain manufacturing assets that will no longer be utilized in production at its Blum, Texas and Troisdorf, Germany facilities. The fair value of the assets upon which an impairment charge was recorded was primarily based upon the Company's estimates as we negotiated disposal of the assets. For the year ended December 31, 2019, we recognized an impairment charge of $6,231 (recorded in “Restructuring expenses, net and asset impairments”) related to production assets in DynaEnergetics' operations in Tyumen, Siberia, which were closed in 2019. The fair value of applicable Russian assets upon which an impairment charge was recorded was primarily based upon the Company's estimates as we negotiated disposal of the assets. For the year ended December 31, 2018, no impairments were recorded. Refer to Note 10 “Restructuring and Asset Impairments” for additional discussion.

Purchased Intangible Assets

Our purchased intangible assets include finite-lived core technology, customer relationships and trademarks/trade names. Finite-lived intangible assets are amortized over the estimated useful life of the related assets which have a remaining weighted average amortization period of approximately four years in total. The remaining weighted average amortization periods of the intangible assets by asset category are as follows:

Core technology	3.99 years

Our purchased intangible assets consisted of the following as of December 31, 2020:

	Gross	Accumulated Amortization	Net
Core technology	$17,899	$(14,234)	$3,665
Customer relationships	37,638	(37,638)	—
Trademarks / Trade names	2,194	(2,194)	—
Total intangible assets	$57,731	$(54,066)	$3,665

Our purchased intangible assets consisted of the following as of December 31, 2019:

	Gross	Accumulated Amortization	Net
Core technology	$17,717	$(11,837)	$5,880
Customer relationships	35,091	(35,091)	—
Trademarks / Trade names	1,988	(1,988)	—
Total intangible assets	$54,796	$(48,916)	$5,880

The change in the gross value of our purchased intangible assets at December 31, 2020 from December 31, 2019 was due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics and NobelClad reporting units. After the goodwill associated with each reporting unit was impaired at December 31, 2015 and September 30, 2017, respectively, the tax amortization reduces other intangible assets related to the historical acquisition.

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2021	$1,056
2022	875
2023	875
2024	859
$3,665

Leases

The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. Until the end of 2018, our leases of property, plant and equipment were classified as operating leases, and payments made under operating leases were charged to the Consolidated Statement of Operations on a straight-line basis. Upon adoption of the new lease standard on January 1, 2019, the Company recognized right of use ("ROU") assets and lease liabilities in relation to the leases which had previously been classified as operating leases.

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	December 31, 2020	December 31, 2019
ROU asset	$10,733	$10,423

Current lease liability	1,741	1,716
Long-term lease liability	10,066	9,777
Total lease liability	$11,807	$11,493

The ROU asset is reported in “Other assets” while the current lease liability is reported in “Other current liabilities” and the long-term lease liability is reported in “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. The Company’s financing leases were not material as of December 31, 2020. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. Total operating lease expense included in in the Company’s Consolidated Statements of Income was $3,950, $4,012 and $2,840 for the years ended December 31, 2020, 2019, and 2018, respectively. Short term and variable lease costs were not material for the year ended December 31, 2020.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU assets and lease liability due to the likelihood of renewal

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

	December 31, 2020	December 31, 2019
Weighted average remaining lease term	8.3 years	9.0 years
Weighted average discount rate	5.2%	5.2%

The following table represents maturities of operating lease liabilities as of December 31, 2020:

Due within 1 year	$1,741
Due after 1 year through 2 years	1,959
Due after 2 years through 3 years	1,846
Due after 3 years through 4 years	1,691
Due after 4 years through 5 years	1,660
Thereafter	5,747
Total future minimum lease payments	14,644
Less imputed interest	(2,837)
Total	$11,807

Contract Liabilities

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows at December 31:

	2020	2019
NobelClad	$4,450	$1,427
DynaEnergetics	478	1,309
Total	$4,928	$2,736

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities. Approximately 73% of the $2,736 recorded as contract liabilities at December 31, 2019, was recorded to net sales during the year ended December 31, 2020.

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

Our rights to payments for goods transferred to customers arise when control is transferred at a point in time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. In instances when we require customers to make advance payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 7 “Business Segments” for disaggregated revenue disclosures.

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

DynaEnergetics

Customers agree to terms and conditions at the time of initiating an order. Transactions contain standard products, which may include perforating system components, such as detonating cord, or systems and associated hardware, including Factory-Assembled, Performance-AssuredTM DynaStage® perforating systems. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

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

Research and Development

Research and development costs include expenses associated with developing new products and processes as well as improvements to current manufacturing processes. Research and development costs are included in our cost of products sold and were as follows for the years ended December 31:

	2020	2019	2018
DynaEnergetics research and development costs	$6,335	$7,057	$5,932
NobelClad research and development costs	1,575	1,393	1,278
Total research and development costs	$7,910	$8,450	$7,210

Earnings Per Share

In periods with net income, the Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends as common stock. Because we are in a net loss position for the year ended December 31, 2020, all potentially dilutive shares are anti-dilutive and are excluded from the determination of diluted EPS.

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

EPS was calculated as follows for the years ended December 31:

	2020	2019	2018
Net (loss) income, as reported	$(1,412)	$34,041	$30,473
Less: Distributed net income available to participating securities	—	(85)	(27)
Less: Undistributed net income available to participating securities	—	(582)	(666)
Numerator for basic net (loss) income per share:	(1,412)	33,374	29,780
Add: Undistributed net income allocated to participating securities	—	582	666
Less: Undistributed net income reallocated to participating securities	—	(579)	(662)
Numerator for diluted net (loss) income per share:	(1,412)	33,377	29,784
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	14,790,296	14,579,608	14,529,745
Effect of dilutive securities	—	75,742	90,890
Weighted average shares outstanding for diluted net (loss) income per share	14,790,296	14,655,350	14,620,635
Net (loss) income per share
Basic	$(0.10)	$2.29	$2.05
Diluted	$(0.10)	$2.28	$2.04

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

The carrying value of accounts receivable and payable, accrued expenses, revolving loans under our credit facility and borrowings under our capital expenditure facility approximate their fair value. Our U.S. Treasury marketable securities are valued using quoted prices in active markets that are accessible as of the measurement date. Our revolving loans and borrowings under our capital expenditure facility reset each month at market interest rates. All of these items are considered Level 1 assets and liabilities.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these investments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $4,244 as of December 31, 2020 and $2,420 as of December 31, 2019 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities, and therefore we classify these assets as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of December 31, 2020 or December 31, 2019.

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

See Note 6 "Income Taxes" for further information on our income taxes.

Concentration of Credit Risk and Off Balance Sheet Arrangements

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Generally, we do not require collateral to secure receivables. At December 31, 2020, we had no financial instruments with off-balance sheet risk of accounting losses.

Other Cumulative Comprehensive Loss

Other cumulative comprehensive loss as of December 31, 2020, 2019, and 2018 consisted entirely of currency translation adjustments including those in intra-entity foreign currency transactions that are classified as long-term investments. During 2019, the Company substantially liquidated the assets and liabilities of DynaEnergetics Siberia, as defined by U.S. GAAP, and as a result the cumulative foreign currency translation losses were reclassified to "Restructuring expenses, net and asset impairments" in the Consolidated Statement of Operations from "Other cumulative comprehensive loss" in the Consolidated Balance Sheets. Refer to Note 10 "Restructuring and Asset Impairments" for additional discussion.

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

In March 2020, the FASB issued a new accounting pronouncement regarding the market transition from existing reference rates, such as London Inter-bank Offered Rate ("LIBOR") which is being phased out beginning at the end of 2021, to alternate reference rates, such as Secured Overnight Financing Rate ("SOFR"). The guidance allows for companies to: (1) account for certain contract modifications as a continuation of the existing contract without additional analysis; (2) continue hedge accounting when certain critical terms of a hedging relationship change and assess effectiveness in ways that disregard certain potential sources of ineffectiveness; and (3) make a one-time sale and/or transfer of certain debt securities from held-to-maturity to available-for-sale or trading. This ASU is available for adoption effective immediately, or as of January 1, 2020 or any date thereafter for the Company, and applies prospectively to contract modifications and hedging relationships. The one-time election to sell and/or transfer debt securities classified as held-to-maturity may be made at any time after March 12, 2020. The Company anticipates adopting this standard and will continue to analyze its provisions. The adoption of this new requirement is not expected to have a material impact on the consolidated earnings, financial position or cash flows of the Company.

3.      DEBT

Outstanding borrowings consisted of the following at December 31:

	2020	2019
Syndicated credit agreement:
Capital expenditure facility	$11,750	$14,875
Outstanding borrowings	11,750	14,875
Less: debt issuance costs	(486)	(603)
Total debt	11,264	14,272
Less: current portion of long-term debt	(3,125)	(3,125)
Long-term debt	$8,139	$11,147

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the new agreement included a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. In March 2019, the Capex Facility converted from a revolving loan to a term loan which is amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In 2019, we prepaid an additional $7,000 above the required amortization amount. The credit facility has an accordion feature to increase the commitments by $100,000 under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The syndicated credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries.
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

Borrowings under the $20,000 alternate currency sublimit can be in euros, Canadian dollars, pounds sterling, and in any other currency acceptable to the administrative agent. Alternative currency borrowings denominated in euros, pounds sterling, and any other currency that is dealt with on the London Interbank Deposit Market shall be comprised of LIBOR loans and bear interest at the LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). We have not made any borrowings under the alternative currency sublimit.
On June 25, 2020, we entered into an amendment ("Amendment") to the credit facility related to the debt-to-EBITDA leverage ratio covenant and a debt service coverage ratio covenant, among other things. The Amendment waives the debt service coverage ratio covenant for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The debt service coverage ratio minimum of 1.35 to 1 was applicable for the quarter ending June 30, 2020 and will resume beginning with the quarter ending June 30, 2021 and thereafter. The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the credit facility) to Debt Service Charges (as defined in the credit facility).

Additionally, the Amendment added a minimum liquidity covenant requiring the total of cash and cash equivalents held by U.S. subsidiaries and available borrowing capacity under the credit facility to exceed $10,000 for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The minimum liquidity covenant is not required after the quarter ending March 31, 2021.

During the period from the Amendment through August 31, 2020, borrowings outstanding under the credit facility bore interest at LIBOR plus a margin of 1.75% or at a Base Rate (as defined in the credit facility) plus a margin of 0.75%. For the period from September 1, 2020 through the date of receipt of the covenant compliance certificate for the quarter ending March 31, 2021, borrowings outstanding under the credit facility will bear interest at LIBOR plus a margin of 1.75% to 3.00% or at a Base Rate plus a margin of 0.75% to 2.00%. In each case, the margin is based on the Company's Leverage Ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of such period to Consolidated Pro Forma EBITDA for such period. Additionally, the Amendment set the minimum LIBOR at 0.75%.

On October 22, 2020, in connection with the commencement of our at-the-market offering, we entered into an amendment to the credit facility to waive the requirement that we repay outstanding balances under the credit facility from the proceeds of any equity offering. The waiver applies to at-the-market offerings up to $75 million.

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of December 31, 2020, we were in compliance with all financial covenants and other provisions of our debt agreements.

Line of Credit with German Bank

We maintain a line of credit with a German bank for our NobelClad and DynaEnergetics operations in Europe. In July 2020, the German Bank Facility was amended to increase the borrowing capacity from €4,000 to €7,000. This line of credit is also used to issue bank guarantees to customers to secure advance payments made by them. As of December 31, 2020, we had no outstanding borrowings under this line of credit and bank guarantees of €3,676 secured by the line of credit. The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2020 was 4.50%. The line of credit has open-ended terms and can be canceled by the bank at any time.

Debt Issuance Costs

Included in long-term debt are deferred debt issuance costs of $486 and $603 as of December 31, 2020 and 2019, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility, which expires on March 8, 2023.

4.      EQUITY PROGRAM

On October 22, 2020, the Company commenced an at-the-market ("ATM") equity program under its shelf registration statement, which allows it to sell and issue up to $75 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on October 22, 2020 with KeyBanc Capital Markets Inc. ("KeyBanc") relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. There is no specific date on which the ATM equity program will end and there are no minimum purchase requirements. KeyBanc will be entitled to compensation for shares sold pursuant to the program in an amount up to 1.5% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement.

During the year ended December 31, 2020, the Company sold 608,360 shares of common stock through its ATM equity program for gross proceeds of $26,132 at a weighted average price per share of $42.95. Net proceeds from such sales were $25,740, after deducting commissions paid to the sales agents of approximately $392.

5. STOCK OWNERSHIP AND BENEFIT PLANS

Our stock-based compensation expense results from restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance share units ("PSUs"), and stock issued under the Employee Stock Purchase Plan. The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31:

	2020	2019	2018
Cost of products sold	$652	$620	$342
General and administrative expenses	4,408	4,052	2,862
Selling and distribution expenses	615	532	376
Stock-based compensation expense, net of income taxes	5,675	5,204	3,580

Earnings per share impact
Basic	$0.38	$0.36	$0.25
Diluted	$0.38	$0.36	$0.24

On November 4, 2016, our stockholders approved the 2016 Omnibus Incentive Plan (“2016 Plan”). The 2016 Plan provides for the granting of various types of equity-based incentives, including stock options, RSAs, RSUs, stock appreciation rights, performance shares, performance units, other stock-based awards, and cash-based awards. Our stockholders approved a total of 5,000,000 shares available for grant under the 2016 Plan, less 1,639,881 of RSAs and RSUs previously granted under the 2006 Stock Incentive Plan ("2006 Plan") as of the 2006 Plan's expiration of September 21, 2016. As of the inception of the 2016 plan on September 21, 2016, 3,360,119 shares were available for grant under the 2016 Plan. As of December 31, 2020, we have granted RSAs, RSUs, and PSUs representing an aggregate of 825,099 shares of stock under the 2016 Plan, and 2,535,020 shares are available for future grant.

RSAs and RSUs are granted to employees and non-employee directors based on time-vesting. For RSAs or RSUs granted to employees, vesting typically occurs in one-third increments on the first, second, and third anniversary of the grant date. For RSAs or RSUs granted to non-employee directors, vesting occurs on the first anniversary of the grant date. Each RSA represents a restricted share of common stock that has voting and dividend rights and becomes fully unrestricted upon vesting. Each RSU represents the right to receive one share of stock upon vesting.

The fair value of RSAs and RSUs granted to employees and non-employee directors is based on the fair value of DMC’s stock on the grant date. RSAs and RSUs granted to employees and non-employee directors are amortized to compensation expense over the vesting period on a straight-line basis. Our policy is to recognize forfeitures of RSAs and RSUs as they occur.

PSUs are granted to employees with vesting based on performance and market conditions. Each PSU represents the right to receive stock upon the achievement of certain conditions. A target number of PSUs is awarded on the grant date, and the recipient is eligible to earn shares of common stock between 0% and 200% of the number of targeted PSUs awarded. A portion of an employee's grant is based on actual performance against a targeted Adjusted EBITDA goal while the remainder is based on relative total shareholder return ("TSR") performance compared to our peer group disclosed in our Proxy Statement. For awards granted in 2020, 25% of the grant is based on the achievement of targeted Adjusted EBITDA and 75% of the grant is based on the achievement of relative TSR performance. For PSUs granted prior to 2020, 50% of the grant is based on the achievement of targeted Adjusted EBITDA and 50% of the grant is based on the achievement of relative TSR performance. The PSUs earned, if any, cliff vest at the end of the third year following the year of grant based on the degree of satisfaction of the PSUs performance and market conditions.

The fair value of PSUs with target Adjusted EBITDA performance conditions is based on the fair value of DMC’s stock on the grant date, and the value is amortized to compensation expense over the vesting period based on the estimated probable satisfaction of the performance condition. The fair value of PSUs with TSR performance conditions is based on a third-party valuation simulating a range of possible TSR outcomes over the performance period, and the resulting fair value is amortized to compensation expense over the vesting period based on a straight-line basis. Our policy is to recognize forfeitures of PSUs as they occur.

A summary of the activity of our nonvested shares of RSAs issued is as follows:

	2016 Plan		2006 Plan (1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	289,931	$18.81	63,035	$22.91
Granted	75,531	48.74	—	—
Vested	(71,317)	24.67	(62,537)	8.65
Forfeited	(2,665)	18.65	(498)	6.22
Balance at December 31, 2019	291,480	$25.12	—	$—
Granted	100,882	34.07	—	—
Vested	(135,709)	26.20	—	—
Forfeited	(7,088)	37.08	—	—
Balance at December 31, 2020	249,565	$27.81	—	$—
(1) There was no activity related to the 2006 plan during the year ended December 31, 2020.

A summary of the activity of our nonvested RSUs issued under the 2016 Plan is as follows:

	2016 Plan		2006 Plan (1)
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	95,325	$17.99	26,329	$16.69
Granted	25,576	45.97	—	—
Vested	(28,843)	18.16	(26,329)	6.96
Forfeited	(4,999)	19.67	—	—
Balance at December 31, 2019	87,059	$26.05	—	$—
Granted	27,730	35.29	—	—
Vested	(39,009)	23.53	—	—
Forfeited	(4,340)	15.65	—	—
Balance at December 31, 2020	71,440	$31.65	—	$—
(1) There was no activity related to the 2006 plan during the year ended December 31, 2020.

A summary of the activity of our nonvested PSUs issued under the 2016 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2018	46,000	$22.32
Granted	17,640	60.75
Balance at December 31, 2019	63,640	$32.97
Granted	45,948	49.93
Vested	(46,000)	18.18
Forfeited	(7,478)	43.17
Balance at December 31, 2020	56,110	$57.63

 As of December 31, 2020, total unrecognized stock-based compensation related to unvested awards was as follows:

	Unrecognized stock compensation	Weighted-average recognition period
Unvested RSAs	$3,805	1.3 years
Unvested RSUs	$1,246	1.4 years
Unvested PSUs	$1,545	1.5 years

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) pursuant to which we are authorized to issue up to 850,000 shares of DMC common stock, of which 206,350 shares remain available for future purchase as of December 31, 2020. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the Offering Date (“Purchase Date”). The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase stock at the lesser of 85% of the fair market value of the stock on the Offering Date or the Purchase Date. In connection with the ESPP, 18,462, 16,553, and 18,100 shares of our stock were purchased during the years ended December 31, 2020, 2019, and 2018, respectively. Our total stock-based compensation expense for 2020, 2019, and 2018 includes $133, $159, and $121, respectively, in compensation expense associated with the ESPP.

401(k) Plan

We offer a contributory 401(k) plan to our employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee. Total DMC contributions were $1,069, $1,156, and $828 for the years ended December 31, 2020, 2019 and 2018, respectively.

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

The balances related to the deferred compensation plan are as follows for the years ended December 31:

	Consolidated Balance Sheet location	2020	2019
Deferred compensation assets	Other assets	$7,596	$4,461
Deferred compensation obligations	Other long-term liabilities	$11,894	$6,090

Foreign Subsidiary Defined Benefit and Defined Contribution Plans

We have defined benefit pension plans at certain foreign subsidiaries for which we have recorded an unfunded pension obligation of $2,404 and $2,079 as of December 31, 2020 and 2019, respectively, which is included in other long-term liabilities in the Consolidated Balance Sheets. All necessary adjustments to the obligation are based upon actuarial calculations and the service cost component is recorded within "General and administrative expenses" while all other costs are included within "Other expense, net" in the Consolidated Statements of Operations. We recognized expense of $122, $406 and $10 for the years ended December 31, 2020, 2019 and 2018, respectively.

During the fourth quarter of 2020, a new defined contribution pension plan went into effect for employees at the foreign subsidiaries, which replaced the defined benefit plan. Under the new plan, pension benefits will be financed both through contributions by the Company and employees. The Company contributes between 1.5% and 4.5% of the employee's salary annually. During the year ended December 31, 2020, the Company contributed $323 to the defined contribution plan. Past contributions into the defined benefit plan were unchanged by the new defined contribution plan, and participants will continue to accrue pension benefits on those contributions.

6.    INCOME TAXES

The domestic and foreign components of income (loss) before taxes for our operations consist of the following for the years ended December 31:

	2020	2019	2018
Domestic	$(7,103)	$33,837	$9,399
Foreign	5,143	22,865	25,208
Total (loss) income before income taxes	$(1,960)	$56,702	$34,607

The components of the (benefit) provision for income taxes consist of the following for the years ended December 31:

	2020	2019	2018
Current – Federal	$162	$4,543	$444
Current – State	196	557	371
Current – Foreign	1,407	13,272	6,972
Current income tax expense	1,765	18,372	7,787

Deferred – Federal	(1,997)	1,770	98
Deferred – State	156	(290)	—
Deferred -– Foreign	(472)	2,809	(3,751)
Deferred income tax (benefit) expense	(2,313)	4,289	(3,653)
Income tax (benefit) provision	$(548)	$22,661	$4,134

Our deferred tax assets and liabilities consist of the following at December 31:

	2020	2019
Deferred tax assets:
Net operating loss carryforward	$8,715	$9,138
Inventory differences	644	721
Equity compensation	1,357	1,203
Investment in subsidiaries	—	2,300
Restructuring	103	7
Purchased goodwill	1,308	1,807
Accrued employee compensation and benefits	3,562	2,945
Lease liabilities	2,792	2,259
Other, net	753	134
Gross deferred tax assets	19,234	20,514
Less valuation allowances	(8,566)	(9,680)
Total deferred tax assets	10,668	10,834

Deferred tax liabilities:
Purchased intangible assets and goodwill	(373)	(987)
Depreciation and amortization	(4,878)	(7,366)
Right of use assets	(2,550)	(1,997)
Other, net	(539)	(434)
Total deferred tax liabilities	(8,340)	(10,784)

Net deferred tax assets	$2,328	$50

As of December 31, 2020, we had loss carryforwards for tax purposes totaling approximately $49,899, comprised of $46,344 foreign and $3,555 domestic state loss carryforwards, which will be available to offset future taxable income in certain jurisdictions. Certain losses can be carried forward indefinitely, while the remainder generally have carryforward periods of 5 to 20 years, depending on jurisdiction. We have analyzed the net operating losses and placed valuation allowances on those where we have determined the realization is not more likely than not to occur.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. At December 31, 2018, the Company was no longer in a consolidated three-year cumulative loss position. Accordingly, we evaluated deferred tax assets at the jurisdictional level and released valuation allowances of $5,818 in jurisdictions where we believe sufficient future taxable income will be generated to use existing deferred tax assets. We continue to record valuation allowances against deferred tax assets where we do not believe sufficient future taxable income will be generated to use existing deferred tax assets. Accordingly, in 2020 and 2019 we recorded a net decrease of $1,114 and a net increase of $537, respectively, to the valuation allowance comprised of changes principally to legal entity structuring in Germany and the closure of our facility in Tyumen, Siberia. The net decrease in the valuation allowance in 2020 and the net increase in the valuation allowance in 2019 includes increases of $532 and $71, respectively, related to currency revaluation. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if positive evidence such as current and expected future taxable income outweighs negative evidence.

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 21% to income before taxes is as follows for the years ended December 31:

	2020	2019	2018
Statutory U.S. federal income tax	$(412)	$11,907	$7,268
U.S. state income tax, net of federal benefit	(24)	492	430
U.S. TCJA - net impact	—	—	(604)
Foreign rate differential	1,223	4,257	3,054
Tax audit adjustments	—	—	(11)
Equity compensation	(715)	(1,469)	(156)
Deemed repatriation of foreign earnings	—	187	281
German legal entity structuring	1,161	—	—
Non-deductible penalties	—	—	1,686
DynaEnergetics Siberia shut down	324	6,193	—
Other	(460)	561	1,046
Change in valuation allowances	(1,645)	533	(8,860)

Income tax (benefit) provision	$(548)	$22,661	$4,134

DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. During the fourth quarter of 2019, our German operating entities commenced a tax audit for fiscal years 2015 through 2017. We expect this audit to be completed in the first quarter of 2021. If any issues addressed in the audit are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in future periods.

DMC’s U.S. federal tax returns are open for examination for the tax years 2017 onward. Most of DMC’s state tax returns remain open to examination for the tax years 2016 onward. DMC’s foreign tax returns generally remain open to examination for the tax years 2016 onward, depending on jurisdiction.

At December 31, 2020 and 2019, the balance of unrecognized tax benefits was zero. We recognize interest and penalties related to uncertain tax positions in operating expense. As of December 31, 2020 and 2019, our accrual for interest and penalties related to uncertain tax positions was zero.

The Tax Cuts and Jobs Act (“TCJA”), enacted in December 2017, provides that foreign earnings generally can be repatriated to the U.S. without federal tax consequence. We have reassessed the assertion that cumulative earnings by our foreign subsidiaries are indefinitely reinvested. We continue to permanently reinvest the earnings of our international subsidiaries and therefore we do not provide for U.S. income taxes or withholding taxes that could result from the distribution of those earnings to the U.S. parent. If any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we could be subject to additional U.S. federal and state income taxes. Due to the multiple avenues in which earnings can be repatriated, and because a large portion of these earnings are not liquid, it is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

7.      BUSINESS SEGMENTS

Our business is organized in the following two segments: DynaEnergetics and NobelClad. DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints.

The accounting policies of both segments are the same as those described in the summary of significant accounting policies. Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

Segment information is as follows as of and for the years ended December 31:

	2020	2019	2018
Net sales:
DynaEnergetics	$146,395	$310,424	$237,448
NobelClad	82,766	87,126	88,981
Net sales	$229,161	$397,550	$326,429

	2020	2019	2018
(Loss) income before income taxes:
DynaEnergetics	$6,150	$68,781	$44,476
NobelClad	6,886	7,193	6,499
Segment operating income before income taxes	13,036	75,974	50,975

Unallocated corporate expenses	(8,357)	(12,345)	(9,971)
Stock-based compensation	(5,675)	(5,204)	(3,580)
Other expense, net	(233)	(169)	(1,202)
Interest expense, net	(731)	(1,554)	(1,615)
(Loss) income before income taxes	$(1,960)	$56,702	$34,607

	2020	2019	2018
Depreciation and Amortization:
DynaEnergetics	$7,263	$6,375	$6,308
NobelClad	3,504	3,046	3,212
Segment depreciation and amortization	10,767	9,421	9,520
Corporate and other (1)	314	439	—
Consolidated depreciation and amortization	11,081	9,860	$9,520
(1) Prior to 2019, the Company fully allocated corporate and other depreciation to the segments.

	2020	2019	2018
Acquisition of property, plant and equipment
DynaEnergetics	$11,741	$19,785	$41,041
NobelClad	1,975	5,560	2,281
Segment acquisition of property, plant and equipment	13,716	25,345	43,322
Corporate and other	137	1,865	1,773
Consolidated acquisition of property, plant and equipment	$13,853	$27,210	$45,095

	2020	2019
Assets:
DynaEnergetics	$132,775	$165,775
NobelClad	60,208	58,205
Segment assets	192,983	223,980

Cash and cash equivalents	28,187	20,353
Marketable securities	25,736	—
Prepaid expenses and other assets	24,125	24,535
Deferred tax assets	4,582	3,836
Corporate property, plant and equipment	4,032	4,717
Consolidated assets	$279,645	$277,421

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows at December 31:

	2020	2019
United States	$77,283	$76,957
Germany	31,924	29,499
Russia	—	1,495
Canada	102	210
France	85	50
Rest of the world	17	23
Total	$109,411	$108,234

All of our sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, and Canada. The following represents our net sales based on the geographic location of the customer for years ended December 31:

DynaEnergetics

	2020	2019	2018
United States	$110,903	$264,892	$184,576
India	5,814	588	1,863
Canada	3,830	11,491	23,006
Egypt	3,413	3,356	314
Iraq	3,287	1,104	2,419
Oman	2,551	2,922	1,277
Indonesia	1,832	1,686	1,201
Kuwait	1,716	1,068	2,014
Ukraine	1,591	3,824	3,594
Australia	1,148	654	361
Algeria	1,068	645	1,630
Malaysia	1,049	871	1,063
Pakistan	876	850	364
United Arab Emirates	840	850	3,074
Germany	605	828	419
Rest of the world	5,872	14,795	10,273
Total DynaEnergetics	$146,395	$310,424	$237,448

NobelClad

	2020	2019	2018
United States	$38,311	$44,934	$37,272
Canada	6,597	6,196	7,120
China	5,389	—	12,503
Germany	5,100	4,072	3,649
United Arab Emirates	4,008	1,949	1,019
France	2,895	3,591	4,491
Spain	2,670	1,706	1,083
Norway	2,215	4,496	679
South Korea	1,972	2,964	2,263
Netherlands	1,765	2,026	2,237
Sweden	1,569	2,013	2,337
Australia	1,519	1,498	512
India	1,421	1,243	2,428
Italy	1,220	770	1,618
Belgium	1,213	2,365	3,386
South Africa	870	5	—
Bahrain	588	565	20
Rest of the world	3,444	6,733	6,364
Total NobelClad	$82,766	$87,126	$88,981

During the year ended December 31, 2020, one customer in our DynaEnergetics segment accounted for approximately 12% of total net sales. During the years ended December 31, 2019 and 2018, no customers were responsible for 10% or more of total net sales.

8. DERIVATIVES

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

We execute derivatives with a third party foreign exchange brokerage firm. The primary credit risk inherent in derivative agreements represents the possibility that a loss may occur from the nonperformance of a counterparty to the agreements, and thus we perform a review of the credit risk of our counterparties at the inception of the contract and on an ongoing basis. We anticipate that our counterparties will be able to fully satisfy their obligations under the agreements but will take action if doubt arises regarding the counterparties' ability to perform.

As of December 31, 2020 and 2019, the notional amounts of the forward currency contracts the Company held were $2,092 and $22,860, respectively. At December 31, 2020 and 2019, the fair values of outstanding foreign currency forward contracts were $0.

The gain or loss recognized on derivatives is as follows for the years ended December 31:

Derivative type	Income Statement Location	2020	2019	2018
Foreign currency contracts	Other expense, net	$(1,058)	$(969)	$(77)

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

The following legal matter was resolved in the second quarter of 2019:

Anti-dumping and Countervailing Duties

In June 2015, U.S. Customs and Border Protection (“U.S. Customs”) sent us a Notice of Action that proposed to classify certain of our imports as subject to anti-dumping duties pursuant to a 2010 anti-dumping duty (“AD”) order on Oil Country Tubular Goods (“OCTG”) from China. A companion countervailing duty (“CVD”) order on the same product was in effect as well. The Notice of Action covered one entry of certain raw material steel mechanical tubing made in China and imported into the U.S. from Canada by our DynaEnergetics segment during 2015 for use in manufacturing perforating guns.

Between July 2015 and September 2018, we responded to U.S. Customs regarding their Notice of Action, filed a scope ruling with the U.S. Department of Commerce, and then filed an appeal with the U.S. Court of International Trade. Ultimately, U.S. Customs' position was upheld, and during the quarter ended September 30, 2018, the Company paid accrued AD/CVD and interest to U.S. Customs.

In December 2016, we received notice from U.S. Customs that it may pursue penalties against us related to the AD/CVD issue, and received a formal notice that U.S. Customs was seeking penalties in February 2017. Between then and October 2018, we filed a response to the notice, engaged in discussions with U.S. Customs Headquarters regarding the scope of penalties asserted, and submitted a petition for relief and mitigation of penalties in May 2017. In October 2018, we received a decision in which a mitigated amount of $8,000 was asserted. In December 2018, we submitted a supplemental petition requesting a waiver of the penalty. On April 12, 2019, we received notice that our waiver request was denied and tendered the $8,000 in the second quarter of 2019.

Purchase Commitments

NobelClad entered into a contract in 2018 with a supplier to purchase roll bonded products for resale. The agreement included minimum annual thresholds that run through December 31, 2022. In November 2020, NobelClad and the supplier reached an agreement to terminate the agreement and NobelClad paid $200 to settle any future commitment under the arrangement.

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

10.      RESTRUCTURING AND ASSET IMPAIRMENTS

DynaEnergetics

During the first quarter of 2020, DynaEnergetics reduced its workforce to address a sharp decline in well completions in the Company’s core oil and gas end market principally due to the COVID-19 pandemic. The workforce reduction impacted full-time, part-time and temporary direct-labor roles in manufacturing and assembly as well as general and administrative positions. We recorded total restructuring charges of $938 during the first quarter of 2020.

During the second quarter of 2020, the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions and the corresponding demand for DynaEnergetics’ products. As a result, DynaEnergetics recorded asset impairment charges of $1,181 on certain manufacturing assets that will no longer be utilized in production at its Blum, Texas and Troisdorf, Germany facilities. Additionally, DynaEnergetics further reduced its workforce during the quarter and recorded severance expenses of $121.

During the third quarter of 2020, DynaEnergetics sold the land and buildings in Tyumen, Siberia to a third-party for $448, which was equal to the carrying value of the assets held for sale.

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

During the fourth quarter of 2019, regional shifts in North American drilling and completion activity led DynaEnergetics to close distribution facilities in Canada and Oklahoma and to accelerate a planned consolidation of its perforating system assembly operations in Mt. Braddock, Pennsylvania into its flagship North American facility in Blum, Texas. Additionally, the Company substantially liquidated the assets and liabilities of DynaEnergetics' Siberian operations, as defined under U.S. GAAP. As a result, the related cumulative foreign currency translation loss of $10,420 was reclassified from the Consolidated Balance Sheets into the Consolidated Statement of Operations and was included within “Restructuring expenses, net and asset impairments.”

NobelClad

During the first and second quarters of 2020, NobelClad reduced its workforce as part of cost reduction efforts undertaken in response to the COVID-19 pandemic. The workforce reduction impacted direct-labor roles in manufacturing as well as general and administrative positions. During the fourth quarter of 2020, NobelClad identified certain assets that would no longer be used on a prospective basis and recorded asset impairment charges of $181 to write-off the remaining net book value of the assets upon disposal. During the fourth quarter of 2017, NobelClad announced plans to consolidate its European production facilities by closing manufacturing operations in France. During the second quarter of 2019, NobelClad sold its production facility in France and related assets and recognized a gain of $519. During 2019, NobelClad also recorded an additional accrual of $1,166 for known and probable severance liabilities related to employees terminated as part of closing the manufacturing operations in France. The additional severance accrual was recorded based, in part, on a successful appeal of severance benefits by some terminated employees during the second quarter of 2019.

Corporate

During the first quarter of 2020 in conjunction with the cost reduction efforts undertaken by DynaEnergetics and NobelClad in response to the COVID-19 pandemic, we eliminated certain positions in our corporate offices.

Total restructuring charges incurred for these programs are as follows and are reported in the "Restructuring expenses, net and asset impairments" line item in our Consolidated Statements of Operations for the years ended December 31:

	2020
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs (1)	Total
DynaEnergetics	$936	$1,181	$19	$126	$660	$2,922
NobelClad	140	180	—	—	26	346
Corporate	119	—	—	—	—	119
Total	$1,195	$1,361	$19	$126	$686	$3,387

	2019
	Severance	Asset Impairment / (Gain on asset disposals)	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$1,671	$6,277	$—	$—	$10,683	$18,631
NobelClad	1,166	(636)	39	233	70	872
Total	$2,837	$5,641	$39	$233	$10,753	$19,503

(1) Other exit costs include DynaEnergetics Siberia's cumulative translation losses reclassified into the Consolidated Statement of Operations upon substantial liquidation.

	2018
	Severance	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
NobelClad	$637	$43	$249	$185	$1,114

The changes to the restructuring liability within accrued expenses associated with these programs is summarized below:

	December 31, 2019	Expense (1)	Payments	Currency and Other Adjustments	December 31, 2020
Severance	$2,404	$1,195	$(2,547)	$(94)	$958
Contract termination costs	—	19	(19)	—	—
Equipment moving costs	—	126	(126)	—	—
Other exit costs	271	686	(1,132)	175	—
Total	$2,675	$2,026	$(3,824)	$81	$958

(1) Excludes asset impairment expenses

11.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

Selected unaudited quarterly financial data were as follows for the years ended December 31:

	2020
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$73,564	$43,203	$55,281	$57,113
Gross profit	$24,470	$6,604	$13,593	$12,186
Net income (loss)	$4,155	$(5,648)	$1,008	$(927)

Net income (loss) per share
Basic	$0.28	$(0.38)	$0.07	$(0.06)
Diluted	$0.28	$(0.38)	$0.07	$(0.06)

	2019
	Quarter ended March 31,	Quarter ended June 30,	Quarter ended September 30,	Quarter ended December 31,
Net sales	$100,135	$110,954	$100,094	$86,367
Gross profit	$36,405	$42,073	$36,224	$30,221
Net income (loss)	$15,170	$17,244	$6,915	$(5,288)

Net income (loss) per share
Basic	$1.02	$1.17	$0.47	$(0.36)
Diluted	$1.01	$1.15	$0.46	$(0.36)

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2020.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020. Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control over Financial Reporting

The management of DMC Global Inc. (“DMC”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2020 based on the 2013 framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, our internal controls over financial reporting were effective.

DMC’s internal control over financial reporting as of December 31, 2020 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which expressed an unqualified opinion and is included elsewhere herein.

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

Other than the ERP system upgrade noted above, there has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Kevin Longe
Kevin Longe
President and Chief Executive Officer
February 22, 2021

/s/ Michael Kuta
Michael Kuta
Chief Financial Officer
February 22, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of DMC Global Inc.

Opinion on Internal Control over Financial Reporting

We have audited DMC Global Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DMC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 22, 2021 expressed an unqualified opinion thereon.

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
February 22, 2021

ITEM 9B.             Other Information

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2020.

ITEM 11.                                         Executive Compensation

Item 11 incorporates information by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2020.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2020.

For information regarding securities authorized for issuance under our equity compensation plans see the Proxy Statement for our 2021 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2020.

ITEM 14.                                         Principal Accounting Fees and Services

Item 14 incorporates information by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2020.

PART IV

ITEM 15.                                         Exhibits and Financial Statement Schedules

(a)(1)                  Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(a)(2)                  Financial Statement Schedules

See Schedule II beginning on page 90 of this Annual Report on Form 10-K.

(a)(3)                  Exhibits

Exhibit Number	Description
1.1
Equity Distribution Agreement by and between the Company and KeyBanc Capital Markets Inc., dated as of October 22, 2020 (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the Commission on October 22, 2020).

3.1	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the Commission on November 4, 2016).
3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Current Report on Form 8-K filed with the Commission on August 27, 2018).
4.1	Description of Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the Commission on February 24, 2020).
10.1
Credit Agreement dated as of March 8, 2018, by and among the Company, the borrowers party thereto, the guarantors party thereto, the Lenders party thereto, and KeyBank National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-K filed with the Commission on March 8, 2018).

10.2
First Amendment to the Credit Agreement dated as of March 26, 2020, by and among the Company, the borrowers party thereto, the guarantors party thereto, the Lenders party thereto, and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on July 23, 2020).

10.3
Second Amendment to the Credit Agreement dated as of June 25, 2020, by and among the Company, the borrowers party thereto, the guarantors party thereto, the Lenders party thereto, and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on June 26, 2020).

10.4
Third Amendment to the Credit Agreement dated as of October 22, 2020, by and among the Company, the borrowers party thereto, the guarantors party thereto, the Lenders party thereto, and KeyBank National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the Commission on October 22, 2020).

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

10.10	Employment Agreement dated July 24, 2020 from the Company to Antoine Nobili. *
10.11
2006 Stock Incentive Plan, as amended by Amendment No. 1 to the Company's 2006 Stock Inventive Plan dated March 11, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K filed with the Commission on March 7, 2014).*

10.12	Performance-Based Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on May 24, 2013). *
10.13	Amended and Restated Nonqualified Deferred Compensation Plan. (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed with the Commission on March 8, 2018) *

Exhibit Number	Description
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

21.1	Subsidiaries of the Company.
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
101	The following materials from the Annual Report on Form 10-K of DMC Global Inc. For the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statement of Stockholders’ Equity, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

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

DMC Global Inc.

February 22, 2021	By:	/s/ Michael Kuta
Michael Kuta
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin T. Longe	President and Chief Executive Officer and Director	February 22, 2021
Kevin T. Longe	(Principal Executive Officer)

/s/ Michael Kuta	Chief Financial Officer	February 22, 2021
Michael Kuta	(Principal Financial and Accounting Officer)

/s/ David C. Aldous	Chairman and Director	February 22, 2021
David C. Aldous

/s/ Andrea E. Bertone	Director	February 22, 2021
Andrea E. Bertone

/s/ Yvon Pierre Cariou	Director	February 22, 2021
Yvon Pierre Cariou

/s/ Robert A. Cohen	Director	February 22, 2021
Robert A. Cohen

/s/ Ruth I. Dreessen	Director	February 22, 2021
Ruth I. Dreessen

/s/ Richard P. Graff	Director	February 22, 2021
Richard P. Graff

/s/ Michael A. Kelly	Director	February 22, 2021
Michael A. Kelly

/s/ Clifton Peter Rose	Director	February 22, 2021
Clifton Peter Rose

DMC GLOBAL INC.
INDEX TO SCHEDULE II
 AS OF DECEMBER 31, 2020

PAGE
Schedule II (a)	91

DMC GLOBAL INC.
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income	Accounts receivable written off	Currency and Other Adjustments	Balance at end of period
Year ended -

December 31, 2018	$1,088	$282	$(742)	$(115)	$513

December 31, 2019	$513	$575	$(36)	$(85)	$967

December 31, 2020	$967	$3,431	$(1,429)	$(364)	$2,605