Form 10-Q
period 2021-03-31
DMC Global Inc.
filed 2021-04-22
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Common Stock outstanding was 15,833,470 as of April 22, 2021.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding improvements to DynaEnergetics’ end markets, our ability to access the capital markets and the availability of proceeds from our at-the-market offering to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2020 and such things as the following: impacts of COVID-19 and any related preventative or protective actions taken by governmental authorities and resulting economic impacts, including recessions or depressions; supply chain delays and disruptions; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; and global economic conditions and political and economic developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$45,837	$28,187
Marketable securities	20,943	25,736
Accounts receivable, net of allowance for doubtful accounts of $2,631 and $2,605, respectively	35,609	31,366
Inventories	57,944	52,573
Prepaid expenses and other	7,855	5,448
Total current assets	168,188	143,310
Property, plant and equipment	178,752	180,278
Less - accumulated depreciation	(71,952)	(70,867)
Property, plant and equipment, net	106,800	109,411
Purchased intangible assets, net	2,927	3,665
Deferred tax assets	5,873	4,582
Other assets	21,029	18,677
Total assets	$304,817	$279,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,336	$17,574
Accrued expenses	7,727	5,301
Accrued income taxes	7,975	7,279
Accrued employee compensation and benefits	6,625	7,160
Contract liabilities	7,205	4,928
Current portion of long-term debt	—	3,125
Other current liabilities	1,505	1,741
Total current liabilities	58,373	47,108
Long-term debt	—	8,139
Deferred tax liabilities	1,211	2,254
Other long-term liabilities	26,803	25,230
Total liabilities	86,387	82,731
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 15,833,470 and 15,389,285 shares outstanding, respectively	820	796
Additional paid-in capital	144,094	117,387
Retained earnings	116,089	115,657
Other cumulative comprehensive loss	(24,929)	(22,962)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 566,343 and 528,274 shares, respectively	(17,644)	(13,964)
Total stockholders’ equity	218,430	196,914
Total liabilities and stockholders’ equity	$304,817	$279,645
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2021	2020
Net sales	$55,658	$73,564
Cost of products sold	42,745	49,094
Gross profit	12,913	24,470
Costs and expenses:
General and administrative expenses	7,929	8,126
Selling and distribution expenses	5,243	8,527
Amortization of purchased intangible assets	324	354
Restructuring expenses	127	1,116
Total costs and expenses	13,623	18,123
Operating (loss) income	(710)	6,347
Other income (expense):
Other income, net	394	115
Interest expense, net	(135)	(238)
(Loss) income before income taxes	(451)	6,224
Income tax (benefit) provision	(883)	2,069
Net income	$432	$4,155

Net income per share
Basic	$0.03	$0.28
Diluted	$0.03	$0.28
Weighted average shares outstanding:
Basic	15,453,103	14,697,164
Diluted	15,463,923	14,717,836

Dividends declared per common share	$—	$0.125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2021	2020
Net income	$432	$4,155

Change in cumulative foreign currency translation adjustment	(1,967)	(840)

Total comprehensive (loss) income	$(1,535)	$3,315

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	$(13,964)	$196,914
Net income	—	—	—	432	—	—	—	432
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,967)	—	—	(1,967)
Shares issued in connection with at-the-market offering program	397,820	20	25,242	—	—	—	—	25,262
Shares issued in connection with stock compensation plans	84,434	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	1,469	—	—	—	—	1,469
Treasury stock activity	—	—	—	—	—	(38,069)	(3,680)	(3,680)
Balances, March 31, 2021	16,399,813	$820	$144,094	$116,089	$(24,929)	(566,343)	$(17,644)	$218,430

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	$(7,453)	$172,141
Net income	—	—	—	4,155	—	—	—	4,155
Change in cumulative foreign currency translation adjustment	—	—	—	—	(840)	—	—	(840)
Shares issued in connection with stock compensation plans	143,628	7	(7)	—	—	—	—	—
Adjustment for cumulative effect from change in accounting principle (ASU 2016-13)	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	1,200	—	—	—	—	1,200
Dividends declared	—	—	—	(1,883)	—	—	—	(1,883)
Treasury stock activity	—	—	—	—	—	(45,061)	(1,034)	(1,034)
Balances, March 31, 2020	15,260,835	$763	$86,832	$121,224	$(26,643)	(509,593)	$(8,487)	$173,689
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2021	2020
Cash flows provided by operating activities:
Net income	$432	$4,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,698	2,352
Amortization of purchased intangible assets	324	354
Amortization of deferred debt issuance costs	56	40
Stock-based compensation	1,608	1,118
Deferred income taxes	(2,334)	(160)
(Gain) loss on disposal of property, plant and equipment	(288)	13
Restructuring expenses	127	1,116
Change in:
Accounts receivable, net	(4,629)	10,277
Inventories	(6,184)	(8,187)
Prepaid expenses and other	(4,480)	383
Accounts payable	9,963	(2,752)
Contract liabilities	2,432	955
Accrued expenses and other liabilities	2,451	(4,744)
Net cash provided by operating activities	2,176	4,920

Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	4,799	—
Acquisition of property, plant and equipment	(1,365)	(5,121)
Proceeds on sale of property, plant and equipment	281	—
Net cash provided by (used in) investing activities	3,715	(5,121)

Cash flows provided by (used in) financing activities:
Repayments on capital expenditure facility	(11,750)	(781)
Payment of dividends	—	(1,866)
Net proceeds from issuance of common stock through at-the-market offering program	25,262	—
Treasury stock purchases	(2,435)	(1,034)
Net cash provided by (used in) financing activities	11,077	(3,681)

Effects of exchanges rates on cash	682	(20)

Net increase (decrease) in cash and cash equivalents	17,650	(3,902)
Cash and cash equivalents, beginning of the period	28,187	20,353
Cash and cash equivalents, end of the period	$45,837	$16,451

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2020.

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

Our investments in marketable debt securities are classified as either trading, available-for-sale or held-to-maturity based on the nature of the securities and their availability for use in current operations. The Company classifies its marketable debt securities on the Condensed Consolidated Balance Sheet as current or non-current based on maturities and our expectations of sales and redemptions in the following year.

As of March 31, 2021 and December 31, 2020, our investments were comprised solely of U.S. Treasury securities with maturities ranging from three to twelve months, and these investments have been classified and accounted for as trading securities. The Company’s investments in U.S. Treasury securities are measured at fair value with gains and losses recognized in the Condensed Consolidated Statement of Operations within “Other income, net."

Accounts Receivable

The Company measures expected credit losses for its accounts receivable using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company has disaggregated pools of accounts receivable balances by business, geography and/or customer risk profile and has used history and other experience to establish an allowance for credit losses at the time the receivable is recognized. To measure expected credit losses, we have elected to pool trade receivables by segment and analyze DynaEnergetics and NobelClad accounts receivable balances as separate populations. Within each segment, receivables exhibit similar risk characteristics.

During the three months ended March 31, 2021, our expected loss rate continued to reflect uncertainties in market conditions present in both of our businesses due to the ongoing COVID-19 pandemic. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. In total, provisions of $38 were recorded during the three months ended March 31, 2021.

The following table summarizes activity in the allowance for credit losses on receivables from DynaEnergetics and NobelClad customers:

	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2020	$2,590	$15	$2,605
Current period provision for expected credit losses	38	—	38
Recoveries of amounts previously reserved	(10)	—	(10)
Impacts of foreign currency exchange rates and other	(2)	—	(2)
Allowance for doubtful accounts, March 31, 2021	$2,616	$15	$2,631

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

Our rights to payments for goods transferred to customers arise when control is transferred at a point in time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 60 days. In instances when we require customers to make advance payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Please refer to Note 5 “Contract Liabilities” for further information on contract liabilities and Note 10 “Business Segments” for disaggregated revenue disclosures.

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

	Three months ended March 31,
	2021	2020
Net income, as reported	$432	$4,155
Less: Distributed net income available to participating securities	—	(30)
Less: Undistributed net income available to participating securities	(5)	(37)
Numerator for basic net income per share:	427	4,088
Add: Undistributed net income allocated to participating securities	5	37
Less: Undistributed net income reallocated to participating securities	(5)	(37)
Numerator for diluted net income per share:	427	4,088
Denominator:
Weighted average shares outstanding for basic net income per share	15,453,103	14,697,164
Effect of dilutive securities	10,820	20,672
Weighted average shares outstanding for diluted net income per share	15,463,923	14,717,836
Net income per share
Basic	$0.03	$0.28
Diluted	$0.03	$0.28

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

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested restricted stock awards (“RSAs”), vested company stock awards, company-owned life insurance (“COLI”) on certain employees, and money market and mutual funds. Unvested RSAs and common stock held by the trust are reflected in the Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value.

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

The balances related to the deferred compensation plan were as follows:

	Consolidated Balance Sheet location	March 31, 2021	December 31, 2020
Deferred compensation assets	Other assets	$9,447	$7,596
Deferred compensation obligations	Other long-term liabilities	$13,500	$11,894

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

The carrying value of accounts receivable and payable, accrued expenses, revolving loans under our credit facility and borrowings under our capital expenditure facility approximate their fair value. Our U.S. Treasury marketable securities are valued using quoted prices in active markets that are accessible as of the measurement date. Our revolving loans and borrowings under our capital expenditure facility, when outstanding, reset each month at market interest rates. Money market funds and mutual funds of $5,955 as of March 31, 2021 and $4,244 as of December 31, 2020 were held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities, and therefore we classify these assets as Level 1 in the fair value hierarchy.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these investments as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of March 31, 2021 or December 31, 2020.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board issued a new accounting pronouncement regarding accounting for income taxes. The new standard removes certain exceptions to the general principles in ASC 740 Income Taxes and also clarifies and amends existing guidance to provide for more consistent application. The new standard became effective for the Company in the first quarter of fiscal 2021 and did not have a material impact on our consolidated financial statements.

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

Inventories consisted of the following at March 31, 2021:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$14,616	$11,403	$26,019
Work-in-process	7,997	8,763	16,760
Finished goods	14,532	401	14,933
Supplies	—	232	232
Inventories	$37,145	$20,799	$57,944

Inventories consisted of the following at December 31, 2020:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$13,250	$11,903	$25,153
Work-in-process	7,062	6,682	13,744
Finished goods	12,806	669	13,475
Supplies	—	201	201
Inventories	$33,118	$19,455	$52,573

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of March 31, 2021:

	Gross	Accumulated Amortization	Net
Core technology	$16,881	$(13,954)	$2,927
Customer relationships	36,516	(36,516)	—
Trademarks / Trade names	2,102	(2,102)	—
Total intangible assets	$55,499	$(52,572)	$2,927

Our purchased intangible assets consisted of the following as of December 31, 2020:

	Gross	Accumulated Amortization	Net
Core technology	$17,899	$(14,234)	$3,665
Customer relationships	37,638	(37,638)	—
Trademarks / Trade names	2,194	(2,194)	—
Total intangible assets	$57,731	$(54,066)	$3,665

The change in the gross value of our purchased intangible assets from December 31, 2020 to March 31, 2021 was due to foreign currency translation and the recognition of the tax benefit of tax deductible goodwill amortization related to the 2007 acquisition of our German subsidiaries. Prior to the impairment of the goodwill related to the NobelClad and DynaEnergetics reporting units at September 30, 2017 and December 31, 2015, respectively, the tax benefit of tax amortization reduced the goodwill balance. After we fully impaired the goodwill, which is only written off for U.S. GAAP purposes, the tax benefit of tax goodwill amortization reduces the gross value of the purchased intangible assets related to this acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	March 31, 2021	December 31, 2020
NobelClad	$6,845	$4,450
DynaEnergetics	360	478

Total	$7,205	$4,928

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities. Approximately 25% of the $4,928 recorded as contract liabilities at December 31, 2020 was recorded to net sales during the three months ended March 31, 2021.

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	March 31, 2021	December 31, 2020
ROU asset	10,589	10,733

Current lease liability	1,505	1,741
Long-term lease liability	10,137	10,066
Total lease liability	$11,642	$11,807

The ROU asset was included in “Other assets” while the current lease liability was reported in “Other current liabilities” and the long-term lease liability was reported in “Other long-term liabilities” on the Company’s Condensed Consolidated Balance Sheet. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended March 31, 2021 and 2020, operating lease costs were $971 and $1,102, respectively, which were included in the Company’s Condensed Consolidated Statements of Operations. Short term and variable lease costs were not material for the three months ended March 31, 2021 and 2020.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

March 31, 2021
Weighted average remaining lease term (in years)	8.03
Weighted average discount rate	5.1%

The following table represents maturities of operating lease liabilities as of March 31, 2021:

Due within 1 year	$1,505
Due after 1 year through 2 years	2,077
Due after 2 years through 3 years	1,967
Due after 3 years through 4 years	1,792
Due after 4 years through 5 years	1,733
Due after 5 years	5,727
Total future minimum lease payments	14,801
Less imputed interest	(3,159)
Total	$11,642

7.      DEBT

As of March 31, 2021 we had no outstanding borrowings under our credit facility. As of December 31, 2020, outstanding borrowings consisted of the following:

Syndicated credit agreement:
Capital expenditure facility	$11,750
Outstanding borrowings	11,750
Less: debt issuance costs	(486)
Total debt	11,264
Less: current portion of long-term debt	(3,125)
Long-term debt	$8,139

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provided for a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which was amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In February 2021, we repaid the remaining Capex Facility balance of $11,750.
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
Borrowings under the $50,000 revolving loan can be in the form of one-, two-, three-, or six-month LIBOR rate loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%).
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

On June 25, 2020, we entered into an amendment ("Amendment") to the credit facility. The Amendment waives the debt service coverage ratio covenant for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The debt service coverage ratio minimum of 1.35 to 1 will resume beginning with the quarter ending June 30, 2021 and thereafter. The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the credit facility) to Debt Service Charges (as defined in the credit facility).

Additionally, the Amendment added a Minimum Liquidity covenant requiring the total of cash and cash equivalents held by U.S. subsidiaries and available borrowing capacity under the credit facility to exceed $10,000 for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The Minimum Liquidity covenant is not required after March 31, 2021.

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

The credit facility, as amended, includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of March 31, 2021, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. In July 2020, the German Bank Facility was amended to increase the borrowing capacity from €4,000 to €7,000. Of the €7,000 borrowing capacity, €3,781 was available as of March 31, 2021 after considering outstanding letters of credit.

Given that we had no outstanding debt as of March 31, 2021, our deferred debt issuance costs of $430 were reported in the “Other assets” line item on our Condensed Consolidated Balance Sheet. Our deferred debt issuance costs of $486 as of December 31, 2020 were reported in the “Long term debt” line item on our Condensed Consolidated Balance Sheet. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

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

During the quarter ended March 31, 2021, the Company sold 397,820 shares of common stock through its ATM equity program for gross proceeds of $25,647 at a weighted average price per share of $64.47. Net proceeds from such sales were $25,262, after deducting commissions paid to the sales agents of approximately $385. Since the inception of the program, the Company has sold 1,006,180 shares of common stock through its ATM equity program for gross proceeds of $51,779 at a weighted average price per share of $51.46.

9.     INCOME TAXES

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three months ended March 31, 2021 and March 31, 2020, we did not record any adjustments to valuation allowances. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

The Tax Cuts and Jobs Act (“TCJA”) provides that foreign earnings generally can be repatriated to the U.S. without federal tax consequence. We have assessed the assertion that cumulative earnings by our foreign subsidiaries are indefinitely reinvested. We continue to permanently reinvest the earnings of our international subsidiaries and therefore we do not provide for U.S. income taxes or withholding taxes that could result from the distribution of those earnings to the U.S. parent. Nevertheless, if any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we could be subject to additional U.S. federal and state income taxes. Due to the multiple avenues in which earnings can be repatriated, and because a large portion of these earnings are not liquid, it is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

During the fourth quarter of 2019, our German operating entities commenced a tax audit for fiscal years 2015 through 2017. We expect this audit to be completed in the second quarter of 2021. If any issues addressed in the audit are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provision for income taxes in future periods.

10.      BUSINESS SEGMENTS

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
Segment information is as follows:

	Three months ended March 31,
	2021	2020
Net sales
DynaEnergetics	$38,172	$53,220
NobelClad	17,486	20,344
Net sales	$55,658	$73,564

	Three months ended March 31,
	2021	2020
Operating income
DynaEnergetics	1,521	8,606
NobelClad	$1,604	$1,476
Segment operating income	3,125	10,082

Unallocated corporate expenses	(2,227)	(2,617)
Stock-based compensation	(1,608)	(1,118)
Other income, net	394	115
Interest expense, net	(135)	(238)
(Loss) income before income taxes	$(451)	$6,224

	Three months ended March 31,
	2021	2020
Depreciation and amortization
DynaEnergetics	2,000	1,772
NobelClad	$939	$834
Segment depreciation and amortization	2,939	2,606
Corporate and other	83	100
Consolidated depreciation and amortization	$3,022	$2,706

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

DynaEnergetics

	Three months ended March 31,
	2021	2020
United States	$27,831	$46,271
Canada	3,702	668
Hong Kong	1,190	136
Egypt	1,053	1,311
Oman	781	180
Indonesia	571	479
Pakistan	509	345
Ukraine	436	302
India	393	316
Romania	322	104
Germany	314	300
Rest of the world	1,070	2,808
Total DynaEnergetics	$38,172	$53,220

NobelClad

	Three months ended March 31,
	2021	2020
United States	$8,347	$9,042
Canada	1,024	1,768
Russia	1,021	—
South Korea	886	990
France	669	1,491
United Arab Emirates	664	739
India	649	77
Netherlands	591	547
Australia	578	249
Italy	435	92
Spain	413	1,247
Germany	390	986
Norway	283	960
Taiwan	278	—
China	239	87
Rest of the world	1,019	2,069
Total NobelClad	$17,486	$20,344

During the three months ended March 31, 2021, one customer in our DynaEnergetics segment accounted for approximately 10% of consolidated net sales. During the three months ended March 31, 2020, one customer accounted for approximately 15% of consolidated net sales.

11.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to euro, the U.S. dollar to Canadian dollar, and, to a lesser extent, other currencies, arising from inter-company and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in “Other income, net” within our Condensed Consolidated Statements of Operations.

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

As of March 31, 2021 and December 31, 2020, the notional amounts of the forward currency contracts the Company held were $2,909 and $2,092, respectively. At March 31, 2021 and December 31, 2020, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net gains from hedging activities:

		Three months ended March 31,
Derivative	Statements of Operations Location	2021	2020
Foreign currency contracts	Other income, net	$55	$834

12.    COMMITMENTS AND CONTINGENCIES

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

13.     RESTRUCTURING EXPENSES

During the first quarter of 2021, NobelClad recorded an accrual for additional severance liabilities of $116 which were agreed to with local labor authorities for employees terminated as part of closing manufacturing operations in France in 2018.

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

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses” line item in our Condensed Consolidated Statements of Operations:

	Three months ended March 31, 2021
	Severance	Other Exit Costs	Total
NobelClad	$116	$11	$127
Total	$116	$11	$127

	Three months ended March 31, 2020
	Severance	Contract Termination Costs	Other Exit Costs	Total
DynaEnergetics	$707	$11	$220	$938
NobelClad	54	—	5	59
Corporate	119	—	—	$119
Total	$880	$11	$225	$1,116

During the three months ended March 31, 2021, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2020	Net expense	Payments and Other Adjustments	Currency Adjustments	March 31, 2021
Severance	$958	$116	$(18)	$(42)	$1,014
Other exit costs	—	11	(8)	—	3
Total	$958	$127	$(26)	$(42)	$1,017

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical consolidated financial statements and notes, as well as the selected historical consolidated financial data that is included in our Annual Report filed on Form 10-K for the year ended December 31, 2020.

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
DynaEnergetics

DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. These products are sold to oilfield service companies in the U.S., Europe, Canada, Africa, the Middle East, and Asia. DynaEnergetics also sells directly to end-users. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Exploration activity over the last several years has led to increasingly complex well completion operations, which in turn has increased the demand for high quality and technically advanced perforating products.

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, freight in, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $43,191 at March 31, 2021 from $39,884 at December 31, 2020.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales of $55,658 decreased 3% versus the fourth quarter of 2020 primarily related to the impact of the February 2021 winter storm in Texas, which led to a two-week shutdown for certain customers and approximately $5,100 of sales at DynaEnergetics that were pushed out of the first quarter. NobelClad also experienced shipping delays on approximately $1,700 of sales caused by timing of final customer inspection and approval of clad plates prior to shipment and the impact of widespread logistical bottlenecks in Europe in March 2021. Consolidated sales decreased 24% versus the first quarter of 2020 as the COVID-19 pandemic drove down energy demand, which negatively impacted North American unconventional drilling and completion activity and sales at DynaEnergetics. The winter storm in Texas and shipping delays at NobelClad also unfavorably impacted the year-over-year comparisons.
•DynaEnergetics sales of $38,172 in the first quarter of 2021 increased 8% compared with the fourth quarter of 2020 primarily due to a sequential increase in international sales, partially offset by the impact of the February 2021 winter storm in Texas. The 28% decline in sales compared with the first quarter of 2020 primarily was attributable to lower energy demand due to the COVID-19 pandemic, which negatively impacted unconventional drilling and completion activity in North America.
•NobelClad’s sales of $17,486 in the first quarter of 2021 decreased 20% compared to the fourth quarter of 2020 and decreased 14% compared with the first quarter of 2020. The decline relates to shipment delays on several orders.
•Consolidated gross profit of 23% in the first quarter of 2021 decreased from 33% in the first quarter of 2020. The decline occurred at DynaEnergetics due to lower average selling prices and under-absorption of fixed overhead and research and development expenses from a 28% year-over-year sales decline. Additionally, DynaEnergetics incurred one-time costs associated with a one-week production shutdown during the February 2021 winter storm in Texas.
•Consolidated selling, general and administrative expenses were $13,172 in the first quarter of 2021 compared with $16,653 in the first quarter of 2020. The decrease primarily was due to reductions in provisions for expected credit losses, reduced headcount, lower variable bonus expenses, and reduced travel expenses. Consolidated selling, general and administrative expenses in the first quarter of 2021 included approximately $1,000 of patent litigation expenses related to actions we have taken against companies that we believe have infringed on DynaEnergetics’ patents.
•Restructuring expenses of $127 in the first quarter of 2021 related to severance and legal expense for NobelClad relating to closing manufacturing operations in France in 2018. Restructuring expenses of $1,116 in the first quarter of 2020 primarily related to downsizing our direct labor workforce in response to the COVID-19 impact on demand at DynaEnergetics.
•Net cash of $66,780 (comprised of $66,780 in cash and marketable securities net of $0 of total debt) increased $24,121 from $42,659 (comprised of $53,923 in cash and marketable securities net of $11,264 of total debt) at December 31, 2020, primarily due to sales under our ongoing at-the-market equity offering program (“ATM equity program”).

Outlook

The early momentum in North America’s unconventional oil and gas sector in the first quarter of 2021 was disrupted by the February winter storm in Texas, our largest regional market. DynaEnergetics’ U.S. manufacturing and assembly operations experienced a one-week production shutdown and approximately $5,100 of sales related to customer shutdowns were pushed out of the first quarter. Unconventional well completion activity began to accelerate at the end of the first quarter indicating that DynaEnergetics’ end markets are improving. However, a sustained recovery for our business is predicated on stable oil prices, a successful global COVID-19 vaccine rollout, and achieving higher prices for our perforating systems. Additionally, in 2021 we expect to incur increased expenses related to litigation necessary to protect and enforce our intellectual property and patents.

NobelClad experienced shipping delays in the first quarter of 2021 related to the timing of customer inspection and approval of clad plates prior to shipment and the impact of widespread logistical bottlenecks in Europe in March 2021. NobelClad ended the first quarter of 2021 with a $43,191 backlog, and the business has made progress on a variety of application and product-development initiatives.

From time to time, we also may continue to use our ATM equity program, which was commenced in October 2020, to raise additional capital efficiently and responsibly. During the first quarter of 2021, we sold 397,820 shares of common stock at a weighted average price per share of $64.47 through our ATM equity program, and received net proceeds of $25,262.

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

Consolidated Results of Operations

Three months ended March 31, 2021 compared with three months ended March 31, 2020

	Three months ended March 31,
	2021	2020	$ change	% change
Net sales	$55,658	$73,564	$(17,906)	(24)%
Gross profit	12,913	24,470	(11,557)	(47)%
Gross profit percentage	23.2%	33.3%
COSTS AND EXPENSES:
General and administrative expenses	7,929	8,126	(197)	(2)%
% of net sales	14.2%	11.0%
Selling and distribution expenses	5,243	8,527	(3,284)	(39)%
% of net sales	9.4%	11.6%
Amortization of purchased intangible assets	324	354	(30)	(8)%
% of net sales	0.6%	0.5%
Restructuring expenses	127	1,116	(989)	(89)%
Operating (loss) income	(710)	6,347	(7,057)	(111)%
Other income, net	394	115	279	243%
Interest expense, net	(135)	(238)	103	43%
(Loss) income before income taxes	(451)	6,224	(6,675)	(107)%
Income tax (benefit) provision	(883)	2,069	(2,952)	(143)%
Net income	432	4,155	(3,723)	(90)%
Adjusted EBITDA	$4,047	$11,287	$(7,240)	(64)%

Net sales decreased $17,906 compared with the first quarter of 2020 due to the impact of lower energy demand caused by the COVID-19 pandemic, which negatively impacted unconventional drilling and completion activity in North America. The first quarter of 2021 also was adversely impacted by sales at DynaEnergetics that were pushed out of the first quarter due to the February 2021 winter storm in Texas, DynaEnergetics’ largest regional market. NobelClad also experienced shipping delays caused by timing of final customer inspection and approval of clad plates prior to shipment and the impact of widespread logistical bottlenecks in Europe in March 2021.

Gross profit percentage decreased to 23.2% compared with the first quarter 2020 primarily due to the impact of lower volume on fixed manufacturing overhead expenses and lower average selling prices. Additionally, DynaEnergetics incurred one-time costs associated with the one-week production shutdown and sales pushed out of the first quarter related to the February 2021 winter storm in Texas. These items were partially offset by the benefit of the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”).

General and administrative expenses decreased $197 compared with the first quarter of 2020 primarily due to headcount reductions and lower payroll-related costs by $193 and a $335 CARES Act benefit, partially offset by increases in other benefits costs.

Selling and distribution expenses decreased $3,284 compared with the first quarter of 2020 primarily due to reductions in provisions for expected credit losses by $2,261, reductions in salaries, benefits, other-payroll related costs, and variable bonus expenses by $466, including a $395 CARES Act benefit, reductions in travel expenses by $273, and lower shipping and freight costs by $141 related to lower sales volume.

Restructuring expenses of $127 in 2021 primarily related to additional severance liabilities which were agreed to with local labor authorities for employees terminated as part of closing manufacturing operations in France in 2018. Expenses in 2020 primarily related to downsizing our direct labor workforce at DynaEnergetics in response to declining crude oil prices and corresponding demand for well perforating systems due to the COVID-19 pandemic.

Operating loss of $710 primarily was due to lower earnings at DynaEnergetics in the first quarter of 2021.

Other income, net of $394 in 2021 primarily related to gain on the sale of a fully depreciated fixed asset by DynaEnergetics combined with net unrealized and realized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $135 decreased compared with the first quarter of 2020 primarily due to a lower average outstanding debt balance in 2021.

Income tax benefit of $883 was recorded on a pretax loss of $451. Our most significant operations are in the United States, which has a 21% statutory tax rate and Germany, which has a 33% statutory tax rate. The mix of pretax income between these jurisdictions is one of the main drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted favorably by discrete stock-based compensation windfall benefits of $720. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. We recorded an income tax provision of $2,069 on pretax income of $6,224 for the first quarter of 2020. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted favorably by discrete items of $371.

Net income for the three months ended March 31, 2021 was $432, or $0.03 per diluted share, compared to net income of $4,155, or $0.28 per diluted share, for the same period in 2020.

Adjusted EBITDA decreased compared with the first quarter of 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2021	2020
Net income	$432	$4,155
Interest expense, net	135	238
Income tax (benefit) provision	(883)	2,069
Depreciation	2,698	2,352
Amortization of purchased intangible assets	324	354
EBITDA	2,706	9,168
Restructuring expenses	127	1,116
Stock-based compensation	1,608	1,118
Other income, net	(394)	(115)
Adjusted EBITDA	$4,047	$11,287

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased compared with the first quarter of 2020 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended March 31, 2021
	Pre-Tax	Tax (Benefit)	Net	Diluted weighted average shares outstanding	Diluted EPS
Net income, as reported	$(451)	$(883)	$432	15,463,923	$0.03
Restructuring programs:
NobelClad	127	—	127	15,463,923	0.01

Adjusted net income	$(324)	$(883)	$559	15,463,923	$0.04

	Three months ended March 31, 2020
	Pre-Tax	Tax Provision	Net	Diluted weighted average shares outstanding	Diluted EPS
Net income, as reported	$6,224	$2,069	$4,155	14,717,836	$0.28
Restructuring programs:
DynaEnergetics	938	—	938	14,717,836	0.06
NobelClad	59	—	59	14,717,836	—
Corporate	119	—	119	14,717,836	0.01

Adjusted net income	$7,340	$2,069	$5,271	14,717,836	$0.35

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

DynaEnergetics

Three months ended March 31, 2021 compared with three months ended March 31, 2020

	Three months ended March 31,
	2021	2020	$ change	% change
Net sales	$38,172	$53,220	$(15,048)	(28)%
Gross profit	8,434	19,476	(11,042)	(57)%
Gross profit percentage	22.1%	36.6%
COSTS AND EXPENSES:
General and administrative expenses	3,574	3,832	(258)	(7)%
Selling and distribution expenses	3,140	5,840	(2,700)	(46)%
Amortization of purchased intangible assets	199	260	(61)	(23)%
Restructuring expenses	—	938	(938)	(100)%
Operating income	1,521	8,606	(7,085)	(82)%
Adjusted EBITDA	$3,521	$11,316	$(7,795)	(69)%

Net sales were $15,048 lower than in the first quarter of 2020 due to sharply lower demand for well perforating systems at DynaEnergetics as the COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions in the U.S. Sales in the first quarter of 2021 were adversely impacted by sales that were pushed out of the first quarter due to the February 2021 winter storm in Texas, DynaEnergetics’ largest regional market.

Gross profit percentage decreased to 22.1% compared with the first quarter of 2020 primarily due to significant slowdown in market activity leading to lower fixed cost absorption and lower average selling prices. First quarter 2021 gross profit percentage was also adversely affected by one-time costs associated with a one-week production shutdown and sales that were pushed out of the first quarter due to the February 2021 winter storm in Texas.

General and administrative expenses decreased $258 compared with the first quarter of 2020 primarily due to reductions in salaries and wages, variable bonus and other payroll-related costs by $398, partially offset by an increase in outside service costs by $173.

Selling and distribution expenses decreased $2,700 compared with the first quarter of 2020 primarily due to reductions in provisions for expected credit losses by $1,949, salaries and wages, variable bonus and other payroll-related costs by $358, travel expenses by $186, and shipping and freight costs by $139 on decreased sales volumes.

Restructuring expenses in 2020 primarily related to downsizing our direct labor workforce at DynaEnergetics in response to declining crude oil prices and corresponding demand for well perforating systems due to the COVID-19 pandemic.

Operating income decreased $7,085 compared with the first quarter of 2020 primarily due to the impact of lower volume on fixed manufacturing overhead costs, and lower average selling prices, partially offset by reduced general and administrative and selling and distribution spending.

Adjusted EBITDA decreased compared with the first quarter of 2020 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2021	2020
Operating income	$1,521	$8,606
Adjustments:
Restructuring expenses	—	938
Adjusted operating income	1,521	9,544
Depreciation	1,801	1,512
Amortization of purchased intangibles	199	260
Adjusted EBITDA	$3,521	$11,316

NobelClad

Three months ended March 31, 2021 compared with three months ended March 31, 2020

	Three months ended March 31,
	2021	2020	$ change	% change
Net sales	$17,486	$20,344	$(2,858)	(14)%
Gross profit	4,617	5,154	(537)	(10)%
Gross profit percentage	26.4%	25.3%
COSTS AND EXPENSES:
General and administrative expenses	813	974	(161)	(17)%
Selling and distribution expenses	1,948	2,551	(603)	(24)%
Amortization of purchased intangible assets	125	94	31	33%
Restructuring expenses	127	59	68	115%
Operating income	1,604	1,476	128	9%
Adjusted EBITDA	$2,670	$2,369	$301	13%

Net sales of $17,486 decreased compared with the first quarter of 2020 primarily due to the timing of shipment of projects out of backlog, including shipment delays related to timing of final customer inspection and approval of clad plates prior to shipping and the impact of widespread logistical bottlenecks in Europe in March 2021.

Gross profit percentage of 26.4% increased compared with the first quarter of 2020 primarily due to a more favorable project mix.

General and administrative expenses decreased $161 compared with the first quarter of 2020 primarily due to reductions in salaries and wages, variable bonus and other payroll-related costs by $74 and outside service costs by $63.

Selling and distribution expenses decreased $603 compared with the first quarter of 2020 primarily due to reductions in provisions for expected credit losses by $312, salaries and wages, variable bonus and other payroll-related costs by $108, travel expenses by $86, and outside service costs by $54.

Restructuring expenses of $127 in 2021 related to additional severance liabilities which were agreed to with local labor authorities for employees terminated as part of closing manufacturing operations in France in 2018.

Operating income increased $128 compared with the first quarter of 2020 primarily due to lower general and administrative and selling expenses and a more favorable project mix, partially offset by the impact of lower net sales.

Adjusted EBITDA increased compared with the first quarter of 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2021	2020
Operating income	1,604	1,476
Adjustments:
Restructuring expenses	127	59
Adjusted operating income	1,731	1,535
Depreciation	814	740
Amortization of purchased intangibles	125	94
Adjusted EBITDA	2,670	2,369

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. The COVID-19 pandemic drove a sharp decline in DynaEnergetics' core oil and gas end markets and corresponding well-completion activity and demand for its perforating systems late in the first quarter of 2020. In April 2020, DMC announced several cost-containment actions to reduce our activity-based cost structure, limit spending and protect our balance sheet. These actions included reducing our workforce by 32%, implementing reduced work weeks at DynaEnergetics, significantly cutting selling, general and administrative expenses, reducing our capital expenditures budget by 50% and suspending the quarterly dividend. To further preserve liquidity, we entered into an amendment to our credit facility on June 25, 2020 to, among other things, maintain our $50,000 borrowing capacity under our revolving credit facility and to waive the debt service coverage ratio requirement for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. While the decline in crude oil prices and oil and gas demand accelerated early in the second quarter of 2020, sales volume has improved in the three consecutive quarters through the first quarter of 2021. Though NobelClad customers in the downstream energy industry have delayed various projects, NobelClad’s order backlog increased to $43,191 at March 31, 2021 from $39,884 at December 31, 2020.

We have also taken action to allow flexibility in accessing the capital markets. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission, which became effective on May 28, 2020, pursuant to which we registered for sale up to $150 million of certain of our securities from time to time and on terms that we may determine in the future. On October 22, 2020, we commenced an at-the-market equity program under the shelf registration statement, which allows us to sell and issue up to $75 million in shares of our common stock from time to time, and since the inception of the program during the fourth quarter of 2020 we sold 1,006,180 shares of common stock for net proceeds of $51,002. In connection with the commencement of the at-the-market equity program, we also amended our credit facility to waive the requirement to repay outstanding amounts under the credit facility with proceeds from the program. Our ability to access this capital may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the fourth quarter of 2020 and first quarter of 2021, there can be no assurance that any future capital will be available on acceptable terms or at all.

These measures enabled us to improve our net cash position from $42,659 at December 31, 2020 to $66,780 at March 31, 2021, maintain our fully undrawn and available $50,000 revolving credit facility, repay our capital expenditure term loan in full, and provide covenant relief for three quarters.

With due consideration of the COVID-19 global pandemic and the resulting severe disruption of our end markets, we believe that cash flow from operations, funds available under our current credit facilities and any future replacement thereof, and potential proceeds from our at-the-market offering, will be sufficient to fund the working capital, debt service, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions to raise additional funds if we believe market conditions are favorable. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor the continuing unprecedented financial and market conditions, including the impacts COVID-19 will have on credit availability and capital markets. We also continue to pursue potential acquisitions; the completion of any acquisition may significantly increase our capital requirements.

Debt facilities

As of March 31, 2021 we had no outstanding borrowings under our credit facility. On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provides for a $25,000 Capex Facility which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which was amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In February 2021, we repaid the outstanding Capex Facility balance of $11,750.
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
Borrowings under the $50,000 revolving loan can be in the form of one-, two-, three-, or six-month LIBOR loans. Additionally, US dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rates, an adjusted Federal Funds rate or an adjusted LIBOR rate). LIBOR loans bear interest at the applicable LIBOR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%).
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

Additionally, the Amendment adds a Minimum Liquidity covenant requiring the total of cash and cash equivalents held by U.S. subsidiaries and available borrowing capacity under the credit facility to exceed $10,000 for the quarters ending September 30, 2020, December 31, 2020, and March 31, 2021. The Minimum Liquidity covenant is not applicable after the quarter ending March 31, 2021.

During the period from the date of the Amendment through August 31, 2020, borrowings outstanding under the credit facility bore interest at LIBOR plus a margin of 1.75% or at a Base Rate (as defined in the credit facility) plus a margin of 0.75%. For the period from September 1, 2020 through the date of receipt of the covenant compliance certificate for the quarter ending March 31, 2021, borrowings outstanding under the credit facility will bear interest at a LIBOR plus a margin of 1.75% to 3.00% or at a Base Rate plus a margin of 0.75% to 2.00%. In each case, the margin is based on the Company's Leverage Ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of such period to Consolidated Pro Forma EBITDA for such period. Additionally, the Amendment sets the minimum LIBOR at 0.75%.

As of March 31, 2021 our available borrowing capacity was $50,000. Future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

As of March 31, 2021, there were two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a minimum liquidity ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the March 31, 2021 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of March 31, 2021, calculated in accordance with the credit facility, as amended, was 0.0 to 1.0.

The Minimum Liquidity covenant requires the total of cash and cash equivalents held by U.S. subsidiaries and available borrowing capacity under the credit facility to exceed $10,000. The liquidity as of March 31, 2021, calculated in accordance with the credit facility, as amended, was $83,565.

Our credit facility, as amended, also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, and mortgaging and pledging or disposition of major assets. As of March 31, 2021, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000.

Other contractual obligations and commitments

Our long-term debt balance decreased to $0 at March 31, 2021 from $8,139 at December 31, 2020. Our other contractual obligations and commitments have not materially changed since December 31, 2020.

Cash flows provided by operating activities

Net cash provided by operating activities was $2,176 for the three months ended March 31, 2021 compared with $4,920 in the same period last year with the decrease primarily due to the decline in net income. Cash used in net working capital in 2021 included higher accounts receivable, higher inventory build in anticipation of increased sales activity in the second quarter due in part to shipping delays at NobelClad and the impact of the winter storm on sales at DynaEnergetics in the first quarter, as well as higher prepaid expenses and other assets driven by timing of annual insurance payments and recurring prepaid service contracts, partially offset by higher accounts payable and accrued expenses resulting from increased purchasing activity.

Cash flows provided by (used in) investing activities

Net cash flows provided by investing activities for the three months ended March 31, 2021 of $3,715 primarily related to proceeds from maturities of marketable securities of $4,799 from U.S. treasuries that were converted to cash upon maturity, partially offset by acquisitions of property, plant and equipment. Net cash flows used in investing activities for the three months ended March 31, 2020 totaled $5,121 and related to the acquisitions of property, plant and equipment at DynaEnergetics.

Cash flows provided by (used in) financing activities

Net cash flows provided by financing activities for the three months ended March 31, 2021 of $11,077 included proceeds from our ATM equity program of $25,262 partially offset by repayment in full of the Capex Facility of $11,750 and treasury stock purchases of $2,435. Net cash flows used in financing activities for the three months ended March 31, 2020 of $3,681 was due to dividend payments, treasury stock purchases, and repayments on the Capex Facility.

Payment of Dividends

We paid a quarterly cash dividend of $0.125 per share in the first quarter of 2020. In April 2020, we suspended the quarterly dividend indefinitely due to the uncertain economic outlook caused by the COVID-19 pandemic. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

Critical Accounting Policies

Except as described below, our critical accounting policies have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the first quarter of 2021, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2021	—	$—
February 1 to February 28, 2021	38,001	$65.75
March 1 to March 31, 2021	18,100	$65.37
Total	56,101	$65.63

(1) Share purchases in 2021 included 37,723 shares withheld to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and 18,378 share purchases related to the participant elections to diversify contributions of equity awards into other investment options available to participants in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan.
(2) As of March 31, 2021, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (312,426) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (182,202) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2021, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

10.8 Employment Agreement dated May 26, 2020, from the Company to Ian Grieves.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	April 22, 2021	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)