Form 10-Q
period 2021-06-30
DMC Global Inc.
filed 2021-07-22
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Common Stock outstanding was 18,725,072 as of July 22, 2021.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding improvements to DynaEnergetics’ end markets, our ability to access the capital markets, expected continuing litigation costs, expected material and labor cost trends, our ability to claim the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended, and the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2020 and such things as the following: impacts of COVID-19 and any related preventative or protective actions taken by governmental authorities and resulting economic impacts, including recessions or depressions; supply chain delays and disruptions; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; and global economic conditions and political and economic developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,363	$28,187
Marketable securities	144,931	25,736
Accounts receivable, net of allowance for doubtful accounts of $2,690 and $2,605, respectively	43,027	31,366
Inventories	62,478	52,573
Prepaid expenses and other	10,577	5,448
Total current assets	297,376	143,310
Property, plant and equipment	172,409	180,278
Less - accumulated depreciation	(66,820)	(70,867)
Property, plant and equipment, net	105,589	109,411
Purchased intangible assets, net	2,391	3,665
Deferred tax assets	6,097	4,582
Other assets	22,893	18,677
Total assets	$434,346	$279,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,122	$17,574
Accrued expenses	6,702	5,301
Accrued income taxes	8,696	7,279
Accrued employee compensation and benefits	7,025	7,160
Contract liabilities	10,188	4,928
Current portion of long-term debt	—	3,125
Other current liabilities	1,477	1,741
Total current liabilities	59,210	47,108
Long-term debt	—	8,139
Deferred tax liabilities	1,153	2,254
Other long-term liabilities	27,946	25,230
Total liabilities	88,309	82,731
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 18,725,008 and 15,389,285 shares outstanding, respectively	965	796
Additional paid-in capital	269,375	117,387
Retained earnings	117,813	115,657
Other cumulative comprehensive loss	(24,456)	(22,962)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 569,737 and 528,274 shares, respectively	(17,660)	(13,964)
Total stockholders’ equity	346,037	196,914
Total liabilities and stockholders’ equity	$434,346	$279,645
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales	$65,438	$43,203	$121,096	$116,766
Cost of products sold	48,467	36,599	91,212	85,696
Gross profit	16,971	6,604	29,884	31,070
Costs and expenses:
General and administrative expenses	8,471	6,707	16,400	14,831
Selling and distribution expenses	5,544	5,488	10,787	14,015
Amortization of purchased intangible assets	288	353	612	707
Restructuring expenses and asset impairments	—	2,046	127	3,162
Total costs and expenses	14,303	14,594	27,926	32,715
Operating income (loss)	2,668	(7,990)	1,958	(1,645)
Other income (expense):
Other income (expense), net	108	(85)	502	32
Interest expense, net	(81)	(156)	(216)	(394)
Income (loss) before income taxes	2,695	(8,231)	2,244	(2,007)
Income tax provision (benefit)	971	(2,583)	88	(514)
Net income (loss)	$1,724	$(5,648)	$2,156	$(1,493)

Net income (loss) per share
Basic	$0.10	$(0.38)	$0.13	$(0.10)
Diluted	$0.10	$(0.38)	$0.13	$(0.10)
Weighted average shares outstanding:
Basic	17,554,809	14,832,242	16,495,685	14,745,661
Diluted	17,568,444	14,832,242	16,507,500	14,745,661

Dividends declared per common share	$—	$—	$—	$0.125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss)	$1,724	$(5,648)	$2,156	$(1,493)

Change in cumulative foreign currency translation adjustment	473	605	(1,494)	(235)

Total comprehensive income (loss)	$2,197	$(5,043)	$662	$(1,728)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, March 31, 2021	16,399,813	$820	$144,094	$116,089	$(24,929)	(566,343)	$(17,644)	$218,430
Net income	—	—	—	1,724	—	—	—	1,724
Change in cumulative foreign currency translation adjustment	—	—	—	—	473	—	—	473
Shares issued in connection with equity offering	2,875,000	144	123,317	—	—	—	—	123,461
Shares issued in connection with stock compensation plans	19,932	1	252	—	—	—	—	253
Stock-based compensation	—	—	1,712	—	—	—	—	1,712
Treasury stock activity	—	—	—	—	—	(3,394)	(16)	(16)
Balances, June 30, 2021	19,294,745	$965	$269,375	$117,813	$(24,456)	(569,737)	$(17,660)	$346,037

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, March 31, 2020	15,260,835	$763	$86,832	$121,224	$(26,643)	(509,593)	$(8,487)	$173,689
Net loss	—	—	—	(5,648)	—	—	—	(5,648)
Change in cumulative foreign currency translation adjustment	—	—	—	—	605	—	—	605
Shares issued in connection with stock compensation plans	36,456	2	261	—	—	—	—	263
Stock-based compensation	—	—	1,408	—	—	—	—	1,408
Treasury stock activity	—	—	—	—	—	(18,388)	(34)	(34)
Balances, June 30, 2020	15,297,291	$765	$88,501	$115,576	$(26,038)	(527,981)	$(8,521)	$170,283

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	$(13,964)	$196,914
Net income	—	—	—	2,156	—	—	—	2,156
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,494)	—	—	(1,494)
Shares issued in connection with equity offering	2,875,000	144	123,317	—	—	—	—	123,461
Shares issued in connection with at-the-market offering program	397,820	20	25,242	—	—	—	—	25,262
Shares issued in connection with stock compensation plans	104,366	5	248	—	—	—	—	253
Stock-based compensation	—	—	3,181	—	—	—	—	3,181
Treasury stock activity	—	—	—	—	—	(41,463)	(3,696)	(3,696)
Balances, June 30, 2021	19,294,745	$965	$269,375	$117,813	$(24,456)	(569,737)	$(17,660)	$346,037

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	(7,453)	$172,141
Net loss	—	—	—	(1,493)	—	—	—	(1,493)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(235)	—	—	(235)
Shares issued in connection with stock compensation plans	180,084	9	254	—	—	—	—	263
Adjustment for cumulative effect from change in accounting principle (ASU 2016-13)	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	2,608	—	—	—	—	2,608
Dividends declared	—	—	—	(1,883)	—	—	—	(1,883)
Treasury stock activity	—	—	—	—	—	(63,449)	(1,068)	(1,068)
Balances, June 30, 2020	15,297,291	$765	$88,501	$115,576	$(26,038)	(527,981)	$(8,521)	$170,283
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$2,156	$(1,493)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	5,530	4,716
Amortization of purchased intangible assets	612	707
Amortization of deferred debt issuance costs	112	99
Stock-based compensation	3,335	2,559
Deferred income taxes	(2,616)	(1,360)
Gain on disposal of property, plant and equipment	(283)	(1)
Restructuring expenses and asset impairments	127	3,162
Change in:
Accounts receivable, net	(11,985)	27,245
Inventories	(10,477)	(5,713)
Prepaid expenses and other	(9,076)	(1,242)
Accounts payable	7,476	(10,778)
Contract liabilities	5,345	2,477
Accrued expenses and other liabilities	3,723	(9,250)
Net cash (used in) provided by operating activities	(6,021)	11,128

Cash flows used in investing activities:
Investment in marketable securities	(123,984)	—
Proceeds from maturities of marketable securities	4,799	—
Acquisition of property, plant and equipment	(3,252)	(7,476)
Proceeds on sale of property, plant and equipment	1,004	14
Net cash used in investing activities	(121,433)	(7,462)

Cash flows provided by (used in) financing activities:
Repayments on capital expenditure facility	(11,750)	(1,562)
Payment of dividends	—	(3,749)
Payment of debt issuance costs	—	(84)
Net proceeds from issuance of common stock through equity offering	123,461	—
Net proceeds from issuance of common stock through at-the-market offering program	25,262	—
Net proceeds from issuance of common stock to employees and directors	253	263
Treasury stock purchases	(2,451)	(1,068)
Net cash provided by (used in) financing activities	134,775	(6,200)

Effects of exchange rates on cash	855	(571)

Net increase (decrease) in cash and cash equivalents	8,176	(3,105)
Cash and cash equivalents, beginning of the period	28,187	20,353
Cash and cash equivalents, end of the period	$36,363	$17,248

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

Marketable Securities

We typically invest in highly rated securities with the primary objectives of preserving principal, providing access to liquidity to fund the ongoing operations and strategic needs of the Company and its subsidiaries, and achieving a yield that is commensurate with low risk and highly liquid securities.

Our investments in marketable debt securities are classified as either trading, available-for-sale or held-to-maturity based on the nature of the securities and their availability for use in current operations. The Company classifies its marketable debt securities in the Condensed Consolidated Balance Sheet as current or non-current based on related maturities and expectations of sales and redemptions in the subsequent twelve-month period. The Company may sell certain of its marketable debt securities prior to their stated maturities to manage liquidity, credit risk, or asset allocation.

As of June 30, 2021 and December 31, 2020, our investments had maturities ranging from three to twelve months, and all such investments have been classified and accounted for as trading securities.

The Company’s investments in marketable securities consisted of the following:

	June 30, 2021	December 31, 2020
U.S. Treasury securities	$76,590	$25,736
Commercial paper (A-1 or P-1 rated)	68,341	—
Marketable securities	$144,931	$25,736

The Company’s U.S. Treasury securities have annual yields between 0.01% and 0.02% and the commercial paper securities have annual yields between 0.05% and 0.1%. The Company’s investments in marketable securities are measured at fair value with gains and losses recognized in the Condensed Consolidated Statement of Operations within “Other income, net." For the three and six months ended June 30, 2021, the net gains on marketable securities were $3 and $10, respectively.

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

During the three and six months ended June 30, 2021, our expected loss rate continued to reflect uncertainties in market conditions present in both of our businesses due to the ongoing COVID-19 pandemic. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. During the three and six months ended June 30, 2021, provisions of $58 and $96, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from DynaEnergetics and NobelClad customers:

	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2020	$2,590	$15	$2,605
Current period provision for expected credit losses	96	—	96
Recoveries of amounts previously reserved	(10)	—	(10)
Impacts of foreign currency exchange rates and other	(1)	—	(1)
Allowance for doubtful accounts, June 30, 2021	$2,675	$15	$2,690

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

Earnings Per Share

In periods with net income, the Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities in periods of net income as they receive non-forfeitable rights to dividends similar to common stock. Restricted stock awards do not participate in net losses.

Basic EPS is calculated by dividing net income available to common stockholders of the Company by the weighted average number of shares of common stock outstanding during the period. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the periods presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net income (loss), as reported	$1,724	$(5,648)	2,156	(1,493)
Less: Undistributed net income available to participating securities	(17)	—	(21)	—
Numerator for basic net income (loss) per share:	1,707	(5,648)	2,135	(1,493)
Add: Undistributed net income allocated to participating securities	17	—	21	—
Less: Undistributed net income reallocated to participating securities	(17)	—	(21)	—
Numerator for diluted net income (loss) per share:	1,707	(5,648)	2,135	(1,493)
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	17,554,809	14,832,242	16,495,685	14,745,661
Effect of dilutive securities (1)	13,635	—	11,815	—
Weighted average shares outstanding for diluted net income (loss) per share	17,568,444	14,832,242	16,507,500	14,745,661
Net income (loss) per share
Basic	$0.10	$(0.38)	$0.13	$(0.10)
Diluted	$0.10	$(0.38)	$0.13	$(0.10)
(1) For the three and six months ended June 30, 2020, 30,967 and 35,742 respectively, shares have been excluded as their effect would have been anti-dilutive.

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

The balances related to the deferred compensation plan were as follows:

	Consolidated Balance Sheet location	June 30, 2021	December 31, 2020
Deferred compensation assets	Other assets	$11,567	$7,596
Deferred compensation obligations	Other long-term liabilities	$13,942	$11,894

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

The carrying value of accounts receivable and payable, accrued expenses, revolving loans under our credit facility and borrowings under our capital expenditure facility, when outstanding, approximate their fair value.

Our U.S. Treasury marketable securities are valued using quoted prices in active markets that are accessible as of the measurement date. Our revolving loans and borrowings under our capital expenditure facility, when outstanding, reset each month at market interest rates. Money market funds and mutual funds of $7,923 as of June 30, 2021 and $4,244 as of December 31, 2020 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities. We classify these assets as Level 1 in the fair value hierarchy.

Our commercial paper marketable securities are valued using quoted market prices in non-active markets. Our foreign currency forward contracts are also valued using quoted market prices in non-active markets or are determined using a yield curve model based on current market rates. As a result, we classify commercial paper marketable securities and foreign currency forward contracts as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of June 30, 2021 or December 31, 2020.

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

Inventories consisted of the following at June 30, 2021:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$16,698	$10,675	$27,373
Work-in-process	10,966	7,721	18,687
Finished goods	15,827	409	16,236
Supplies	—	182	182
Inventories	$43,491	$18,987	$62,478

Inventories consisted of the following at December 31, 2020:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$13,250	$11,903	$25,153
Work-in-process	7,062	6,682	13,744
Finished goods	12,806	669	13,475
Supplies	—	201	201
Inventories	$33,118	$19,455	$52,573

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of June 30, 2021:

	Gross	Accumulated Amortization	Net
Core technology	$16,778	$(14,387)	$2,391
Customer relationships	36,799	(36,799)	—
Trademarks / Trade names	2,124	(2,124)	—
Total intangible assets	$55,701	$(53,310)	$2,391

Our purchased intangible assets consisted of the following as of December 31, 2020:

	Gross	Accumulated Amortization	Net
Core technology	$17,899	$(14,234)	$3,665
Customer relationships	37,638	(37,638)	—
Trademarks / Trade names	2,194	(2,194)	—
Total intangible assets	$57,731	$(54,066)	$3,665

The change in the gross value of our purchased intangible assets from December 31, 2020 to June 30, 2021 was due to foreign currency translation and the recognition of the tax benefit of tax deductible goodwill amortization related to the 2007 acquisition of our German subsidiaries. Prior to the impairment of the goodwill related to the NobelClad and DynaEnergetics reporting units at September 30, 2017 and December 31, 2015, respectively, the tax benefit of tax amortization reduced the goodwill balance. After we fully impaired the goodwill, which is only written off for U.S. GAAP purposes, the tax benefit of tax goodwill amortization reduces the gross value of the purchased intangible assets related to this acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	June 30, 2021	December 31, 2020
NobelClad	$9,904	$4,450
DynaEnergetics	284	478

Total	$10,188	$4,928

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities. Approximately 54% of the $4,928 recorded as contract liabilities at December 31, 2020 was recorded to net sales during the six months ended June 30, 2021.

6.      LEASES

The Company leases real properties for use in manufacturing and as administrative and sales offices, and also leases automobiles and office equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. Right of use (ROU) assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any, with the classification affecting the pattern of expense recognition. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the future lease payments. Lease and non-lease components within the Company’s lease agreements are accounted for together.

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	June 30, 2021	December 31, 2020
ROU asset	$10,393	$10,733

Current lease liability	1,477	1,741
Long-term lease liability	9,944	10,066
Total lease liability	$11,421	$11,807

The ROU asset was included in “Other assets” while the current lease liability was reported in “Other current liabilities” and the long-term lease liability was reported in “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheet. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended June 30, 2021 and 2020, operating lease costs were $1,039 and $894, respectively. For the six months ended June 30, 2021 and 2020, operating lease costs were $2,010 and $1,996, respectively. Operating lease costs were included in the Company’s Condensed Consolidated Statements of Operations. Short term and variable lease costs were not material for the three and six months ended June 30, 2021 and 2020.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

June 30, 2021
Weighted average remaining lease term (in years)	8.12
Weighted average discount rate	5.0%

The following table represents maturities of operating lease liabilities as of June 30, 2021:

Due within 1 year	$1,477
Due after 1 year through 2 years	2,193
Due after 2 years through 3 years	2,059
Due after 3 years through 4 years	1,831
Due after 4 years through 5 years	1,764
Due after 5 years	5,206
Total future minimum lease payments	14,530
Less imputed interest	(3,109)
Total	$11,421

7.      DEBT

As of June 30, 2021 we had no outstanding borrowings under our credit facility. As of December 31, 2020, outstanding borrowings consisted of the following:

Syndicated credit agreement:
Capital expenditure facility	$11,750
Outstanding borrowings	11,750
Less: debt issuance costs	(486)
Total debt	11,264
Less: current portion of long-term debt	(3,125)
Long-term debt	$8,139

Syndicated Credit Agreement

On March 8, 2018, we entered into a five-year $75,000 syndicated credit agreement (“credit facility”) which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility is with a syndicate of three banks, with KeyBank, N.A. acting as administrative agent. The facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by DMC and its subsidiaries. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provided for a $25,000 Capital Expenditure Facility (“Capex Facility”) which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which was amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In February 2021, we repaid the remaining Capex Facility balance of $11,750.
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

On June 25, 2020, we entered into an amendment ("Amendment") to the credit facility. The Amendment set the minimum LIBOR at 0.75%. The other provisions of the Amendment, including waiver of the debt service coverage ratio, were applicable through the quarter ended March 31, 2021 and were no longer applicable beginning with the quarter ended June 30, 2021.

On October 22, 2020, in connection with the commencement of our at-the-market offering, we entered into an amendment to the credit facility to waive the requirement that we repay outstanding balances under the credit facility from the proceeds of any equity offering. The waiver applies to at-the-market offerings up to $75 million.

The credit facility, as amended, includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of June 30, 2021, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. In July 2020, the German Bank Facility was amended to increase the borrowing capacity from €4,000 to €7,000. Of the €7,000 borrowing capacity, €4,085 was available as of June 30, 2021 after considering outstanding letters of credit.

Given that we had no outstanding debt as of June 30, 2021, our deferred debt issuance costs of $374 were reported in the “Other assets” line item in our Condensed Consolidated Balance Sheet. Our deferred debt issuance costs of $486 as of December 31, 2020 were reported in the “Long-term debt” line item in our Condensed Consolidated Balance Sheet. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

8.     EQUITY OFFERINGS AND PROGRAM

Equity Offering

On May 3, 2021, the Company announced a registered public offering (“Offering”) of its stock under an automatic shelf registration statement on Form S-3ASR filed on May 3, 2021. The Company entered into an underwriting agreement with KeyBanc Capital Markets Inc. (“KeyBanc”), as representative of the underwriters (collectively, the “Underwriters”), pursuant to which the Company agreed to sell 2,500,000 shares of its $0.05 par value common stock to the Underwriters. In addition, the Underwriters were granted an option, exercisable within 30 days, to purchase up to an additional 375,000 shares of common stock to cover over-allotments, if any, on the same terms and conditions.

On May 7, 2021, DMC issued a total of 2,875,000 shares of its common stock, which included the exercise of the over-allotment option, at a market price of $45 per share resulting in gross proceeds of $129,375. Net proceeds from the offering were $123,461, after deducting underwriter fees and other expenses of $5,914. We intend to use the net proceeds from the offering for general corporate purposes, which may include acquisitions. Pending use of the proceeds as described, we invested the proceeds of the offering in highly liquid marketable securities, including commercial paper and U.S. Treasury securities. Please see discussion of our marketable securities in Note 2.

At-the-Market Equity Program

On October 22, 2020, the Company commenced an at-the-market ("ATM") equity program under its shelf registration statement, which allows it to sell and issue up to $75 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on October 22, 2020 with KeyBanc relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. There is no specific date on which the ATM equity program will end and there are no minimum purchase requirements. KeyBanc will be entitled to compensation for shares sold pursuant to the program in an amount up to 1.5% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement.

During the three months ended June 30, 2021, the Company did not sell any shares of common stock through its ATM equity program. During the six months ended June 30, 2021, the Company sold 397,820 shares of common stock through its ATM equity program for gross proceeds of $25,647 at a weighted average price per share of $64.47. Net proceeds from such sales were $25,262, after deducting commissions paid to the sales agents of approximately $385. Since the inception of the program, the Company has sold 1,006,180 shares of common stock for gross proceeds of $51,779 at a weighted average price per share of $51.46.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the six months ended June 30, 2021 and June 30, 2020, we did not record any adjustments to previously established valuation allowances, except for adjustments related to the changes in balances of the related deferred tax assets. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

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

During the fourth quarter of 2019, our German operating entities commenced a tax audit for fiscal years 2015 through 2017. The audit concluded in the second quarter of 2021, and we are awaiting final assessments from the German authorities. We do not anticipate any material adjustments to our previously recorded accruals.

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

Segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Net sales
DynaEnergetics	$42,268	$23,643	$80,440	$76,863
NobelClad	23,170	19,560	40,656	39,903
Net sales	$65,438	$43,203	$121,096	$116,766

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Operating income (loss)
DynaEnergetics	$3,201	$(6,895)	$4,720	$1,711
NobelClad	3,371	1,985	4,976	3,459
Segment operating income (loss)	6,572	(4,910)	9,696	5,170

Unallocated corporate expenses	(2,177)	(1,639)	(4,403)	(4,256)
Stock-based compensation	(1,727)	(1,441)	(3,335)	(2,559)
Other income (expense), net	108	(85)	502	32
Interest expense, net	(81)	(156)	(216)	(394)
Income (loss) before income taxes	$2,695	$(8,231)	$2,244	$(2,007)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Depreciation and amortization
DynaEnergetics	$2,083	$1,772	$4,083	$3,544
NobelClad	945	881	1,884	1,715
Segment depreciation and amortization	3,028	2,653	5,967	5,259
Corporate and other	92	64	175	164
Consolidated depreciation and amortization	$3,120	$2,717	$6,142	$5,423

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

DynaEnergetics

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
United States	$32,032	$11,335	$59,863	$57,607
Canada	2,804	—	6,506	658
Ukraine	1,645	933	2,081	1,235
Kuwait	863	520	1,127	1,029
Norway	716	37	907	131
Egypt	674	943	1,727	2,254
Oman	671	514	1,452	694
India	268	4,707	661	5,023
Iraq	7	2,188	7	2,189
Rest of the world	2,588	2,466	6,109	6,043
Total DynaEnergetics	$42,268	$23,643	$80,440	$76,863

NobelClad

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
United States	$11,068	$10,462	$19,415	$19,505
China	2,645	9	2,883	96
Belgium	2,176	46	2,217	410
Canada	1,707	1,693	2,731	3,461
Russia	1,046	—	2,067	—
France	570	602	1,239	2,092
Germany	569	802	959	1,788
Netherlands	530	369	1,121	915
United Arab Emirates	437	1,881	1,101	2,620
Rest of the world	2,422	3,696	6,923	9,016
Total NobelClad	$23,170	$19,560	$40,656	$39,903

During the three and six months ended June 30, 2021, no single customers accounted for greater than 10% of consolidated net sales. During the three months ended June 30, 2020, no customer accounted for greater than 10% of consolidated net sales. During the six months ended June 30, 2020, one customer accounted for approximately 15% of consolidated net sales.

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

We execute derivatives with a specialized foreign exchange brokerage firm as well as other large financial institutions. The primary credit risk inherent in derivative agreements is the possibility that a loss may occur from the nonperformance of a counterparty to the agreements. We perform a review of the credit risk of our counterparties at the inception of the contract and on an ongoing basis. We anticipate that our counterparties will be able to fully satisfy their obligations under the agreements but will take action if doubt arises regarding the counterparties’ ability to perform.

As of June 30, 2021 and December 31, 2020, the notional amounts of the forward currency contracts the Company held were $7,625 and $2,092, respectively. At June 30, 2021 and December 31, 2020, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net gains from hedging activities:

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2021	2020	2021	2020
Foreign currency contracts	Other income (expense), net	$12	$(706)	$67	$128

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

13.     RESTRUCTURING EXPENSES AND ASSET IMPAIRMENTS

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

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses and asset impairments” line item in our Condensed Consolidated Statements of Operations:

	Six months ended June 30, 2021
	Severance	Other Exit Costs	Total
NobelClad	$116	$11	$127
Total	$116	$11	$127

	Three months ended June 30, 2020
	Severance	Asset Impairment	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$121	$1,181	$126	$423	$1,851
NobelClad	191	—	—	4	195
Total	$312	$1,181	$126	$427	$2,046

	Six months ended June 30, 2020
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$828	$1,181	$11	$126	$643	$2,789
NobelClad	244	—	—	—	10	254
Corporate	119	—	—	—	—	119
Total	$1,191	$1,181	$11	$126	$653	$3,162

During the six months ended June 30, 2021, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2020	Net expense	Payments and Other Adjustments	Currency Adjustments	June 30, 2021
Severance	$958	$116	$(28)	$(32)	$1,014
Other exit costs	—	11	(11)	—	—
Total	$958	$127	$(39)	$(32)	$1,014

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $45,134 at June 30, 2021 from $39,884 at December 31, 2020.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales of $65,438 increased 18% versus the first quarter of 2021 primarily due to higher shipments out of backlog at NobelClad and the continued recovery in DynaEnergetics’ upstream oil and gas markets. Consolidated sales increased 51% versus the second quarter of 2020, in which energy demand, North American drilling and well completions activity and sales at DynaEnergetics was severely impacted by the COVID-19 pandemic.

•DynaEnergetics sales of $42,268 in the second quarter of 2021 increased 11% compared with the first quarter of 2021 due to improved oil and gas demand, which led to higher North American drilling and well completions, and increased demand for DynaEnergetics’ DS perforating systems. In addition, DynaEnergetics international sales volume improved sequentially. Sales increased 79% compared with the second quarter of 2020, which was severely impacted by the COVID-19 pandemic.

•NobelClad’s sales of $23,170 in the second quarter of 2021 increased 33% compared to the first quarter of 2021 and increased 18% compared with the second quarter of 2020 reflecting increased shipments of projects out of backlog which included shipments that were pushed into the second quarter due to widespread logistical bottlenecks and shipping delays in the first quarter of 2021.

•Consolidated gross profit was 26% in the second quarter of 2021 versus 23% in the first quarter of 2021 and 15% in the second quarter of 2020. The improvement from last year primarily relates to DynaEnergetics due to the impact of higher sales volume on fixed expenses and nonrecurring excess capacity charges that were recorded in 2020. In addition, the improvement from last year in NobelClad partly relates to improved project mix. Consolidated gross profit in the first and second quarter of 2021 also benefited from the receipt of $846 and $1,488, respectively, related to the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). In the first quarter of 2021, under provisions of legislation enacted in December 2020 the Company became eligible for the ERC under the CARES Act. As a result of the new legislation, the Company was able to claim a refundable tax credit equal to 70% of the qualified wages they paid to employees during the first and second quarters of 2021, limited to $10 per employee per quarter. Thus, the maximum ERC amount available to the Company was $7 per employee during the first and second quarters of 2021.

•Consolidated selling, general and administrative expenses were $14,015 in the second quarter of 2021 compared with $12,195 in the second quarter of 2020. The increase primarily was due to higher litigation expenses related to patent enforcement actions against companies we believe infringe DynaEnergetics’ patents, restoration of variable compensation, and resumption of business-related travel. These increases were partially offset by a $765 CARES Act benefit.

•Restructuring expenses and asset impairments of $2,046 in the second quarter of 2020 primarily related to impairments of manufacturing assets at DynaEnergetics and costs associated with the sale of DynaEnergetics’ Tyumen, Siberia manufacturing facility.

•Cash and marketable securities of $181,294 increased $127,371 from $53,923 at December 31, 2020. The increase primarily relates to proceeds from our registered public equity offering in May 2021 and under our ongoing at-the-market equity offering program (“ATM equity program”).

Outlook

Improving economic conditions led to increased activity in several of our end markets during the second quarter of 2021. Rising energy prices drove improved demand for DynaEnergetics’ DS well perforating systems. We expect the demand recovery to continue in our primary upstream oil and gas end markets in the second half of 2021. However, despite increased well completion activity in North America, pricing pressure for products and services persists, and is delaying the margin recovery of our industry. During the recent market instability, a number of machine shops have taken advantage of extreme price sensitivity by commercializing undifferentiated and lower quality pre-wired carrier assemblies. These businesses are being supported and supplied by some of our industry’s large energetics manufacturers, which have not yet fully transitioned to their own integrated systems.

We believe many of the pre-wired carriers in the market incorporate features that violate DynaEnergetics patents, and we are taking aggressive legal action against the companies that make these products. DynaEnergetics has made significant investments in technologies and products that have improved the safety, efficiency and performance of its customers’ well completions, and have enhanced the effectiveness and profitability of the industry as a whole. Our patent strategy is designed to protect these investments and provide transparency so others can innovate without violating our intellectual property. These lawsuits have increased our general and administrative expenses in the first six months of 2021, and we expect these costs to be ongoing throughout the remainder of 2021 and into 2022.

NobelClad was awarded an $8,800 order during the second quarter of 2021 for titanium clad plates that will be used to fabricate specialized equipment for a large purified terephthalic acid (PTA) plant. The plant was engineered in Europe, will be built in Southwest Asia and will include titanium-clad equipment fabricated in China. The clad plates, which will be used to fabricate pressure vessels and heat exchangers, will be manufactured at NobelClad’s production facility in Mt. Braddock, Pennsylvania, and are scheduled to ship in this year’s third and fourth quarters. This large order will help offset a pandemic-related downturn in NobelClad’s base repair and maintenance business, which tends to lag the cycles of the broader economy. In addition, NobelClad continues to pursue several large orders in a broad range of industrial end markets.

In the third quarter of 2021, NobelClad introduced DetaPipe™, a high-performance clad-pipe solution for the chemical and metal-processing markets. This product offering is expected to provide customers with a better-performing, cost-effective alternative to solid zirconium or titanium pipe in their high-pressure, high temperature processing environments.

We are in a period of rising material and labor costs at both DynaEnergetics and NobelClad; both of which could also be impacted by supply-chain bottlenecks and availability of direct labor. In March 2021, provisions of legislation modified and extended the ERC under the CARES Act through December 31, 2021 for eligible companies. Under this extension, we will be able to claim the refundable tax credit for the quarter ended September 30, 2021, but at this time there is no guarantee that we will be able to claim the credit for the quarter ended December 31, 2021. These factors could negatively impact our net sales, gross profit margin, or operating income in future quarters.

From time to time, we also may continue to use our ATM equity program, which commenced in October 2020, to raise additional capital efficiently and responsibly. We did not sell shares under our ATM equity program during the second quarter of 2021. During the first quarter of 2021, we sold 397,820 shares of common stock at a weighted average price per share of $64.47 through our ATM equity program and received net proceeds of $25,262.
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

Adjusted operating income (loss) is defined as operating income (loss) plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance.

Adjusted net income (loss) is defined as net income (loss) plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance. Adjusted diluted earnings per share is defined as diluted earnings per share plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance.

Adjusted operating income (loss), adjusted net income (loss), and adjusted diluted earnings per share are presented because management believes these measures are useful to understand the effects of restructuring and impairment charges on DMC’s operating income (loss), net income (loss) and diluted earnings per share, respectively.

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

Consolidated Results of Operations

Three months ended June 30, 2021 compared with three months ended June 30, 2020

	Three months ended June 30,
	2021	2020	$ change	% change
Net sales	$65,438	43,203	$22,235	51%
Gross profit	16,971	6,604	10,367	157%
Gross profit percentage	25.9%	15.3%
COSTS AND EXPENSES:
General and administrative expenses	8,471	6,707	1,764	26%
% of net sales	12.9%	15.5%
Selling and distribution expenses	5,544	5,488	56	1%
% of net sales	8.5%	12.7%
Amortization of purchased intangible assets	288	353	(65)	(18)%
% of net sales	0.4%	0.8%
Restructuring expenses and asset impairments	—	2,046	(2,046)	(100)%
Operating income (loss)	2,668	(7,990)	10,658	133%
Other income (expense), net	108	(85)	193	227%
Interest expense, net	(81)	(156)	75	48%
Income (loss) before income taxes	2,695	(8,231)	10,926	133%
Income tax provision (benefit)	971	(2,583)	3,554	138%
Net income (loss)	1,724	(5,648)	7,372	131%
Adjusted EBITDA	$7,515	$(1,786)	$9,301	521%

Net sales increased $22,235 compared with the second quarter of 2020. The increase primarily was due to the recovery in oil and gas demand, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. The second quarter of 2020 was severely impacted by the drop in demand for oil and gas drilling and completion activity due to the COVID-19 pandemic.

Gross profit percentage increased to 25.9% compared with the second quarter of 2020 primarily due to the impact of higher volume on fixed manufacturing overhead expenses and improved project mix at NobelClad. Additionally, gross profit percentage was also favorably impacted by a $1,488 CARES Act benefit.

General and administrative expenses increased $1,764 compared with the second quarter of 2020 primarily due to an increase in outside services costs by $1,502, which was primarily related to patent infringement litigation in which DynaEnergetics is the plaintiff and the restoration of variable compensation by $686. These increases were partially offset by a $344 CARES Act benefit.

Selling and distribution expenses increased $56 compared with the second quarter of 2020 primarily due to increases in depreciation expense by $334, the restoration of variable compensation by $289, resumption of business-related travel by $174, outside service costs by $166, salaries by $164, and recruiting costs by $111. These increases were partially offset by reductions in provisions for expected credit losses by $907 and a $421 CARES Act benefit.

Restructuring expenses and asset impairments in the second quarter of 2020 primarily related to asset impairment charges on certain manufacturing assets that will no longer be utilized in production at DynaEnergetics’ Blum, Texas and Troisdorf, Germany facilities and charges associated with the anticipated sale of DynaEnergetics’ Tyumen, Siberia manufacturing facility.

Operating income of $2,668 in the second quarter of 2021 increased compared to the same period last year primarily due to improved earnings at DynaEnergetics and NobelClad, including a total CARES Act benefit of $2,253 in the second quarter of 2021.

Other income, net of $108 in the second quarter of 2021 primarily related to net unrealized and realized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $81 decreased compared with the second quarter of 2020 primarily due to the repayment in full of our outstanding debt in the first quarter of 2021.

Income tax provision of $971 was recorded on income before income taxes of $2,695. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. We recorded an income tax benefit of $2,583 on loss before income taxes of $8,231 for the second quarter of 2020.

Net income for the three months ended June 30, 2021 was $1,724, or $0.10 per diluted share, compared to net loss of $5,648, or $0.38 per diluted share, for the same period in 2020.

Adjusted EBITDA increased compared with the second quarter of 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2021	2020
Net income (loss)	$1,724	$(5,648)
Interest expense, net	81	156
Income tax provision (benefit))	971	(2,583)
Depreciation	2,832	2,364
Amortization of purchased intangible assets	288	353
EBITDA	5,896	(5,358)
Restructuring expenses and asset impairments	—	2,046
Stock-based compensation	1,727	1,441
Other (income) expense, net	(108)	85
Adjusted EBITDA	$7,515	$(1,786)

Adjusted Net Income and Adjusted Diluted Earnings per Share increased compared with the second quarter of 2020 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended June 30, 2021
	Pre-Tax	Tax (Benefit)	Net	Diluted weighted average shares outstanding	Diluted EPS
Net income, as reported	$2,695	$971	$1,724	17,568,444	$0.10

Adjusted net income	$2,695	$971	$1,724	17,568,444	$0.10

	Three months ended June 30, 2020
	Pre-Tax	Tax (Benefit) Provision	Net	Diluted weighted average shares outstanding	Diluted EPS
Net loss, as reported	$(8,231)	$(2,583)	$(5,648)	14,832,242	$(0.38)
Restructuring expenses and asset impairments:
DynaEnergetics	1,851	728	1,123	14,832,242	0.08
NobelClad	195	65	130	14,832,242	0.01

Adjusted net loss	$(6,185)	$(1,790)	$(4,395)	14,832,242	$(0.29)

Six months ended June 30, 2021 compared with six months ended June 30, 2020

	Six months ended June 30,
	2021	2020	$ change	% change
Net sales	$121,096	$116,766	$4,330	4%
Gross profit	29,884	31,070	(1,186)	(4)%
Gross profit percentage	24.7%	26.6%
COSTS AND EXPENSES:
General and administrative expenses	16,400	14,831	1,569	11%
% of net sales	13.5%	12.7%
Selling and distribution expenses	10,787	14,015	(3,228)	(23)%
% of net sales	8.9%	12.0%
Amortization of purchased intangible assets	612	707	(95)	(13)%
% of net sales	0.5%	0.6%
Restructuring expenses	127	3,162	(3,035)	(96)%
Operating income (loss)	1,958	(1,645)	3,603	219%
Other income, net	502	32	470	1,469%
Interest expense, net	(216)	(394)	178	45%
Income (loss) before income taxes	2,244	(2,007)	4,251	212%
Income tax provision (benefit)	88	(514)	602	117%
Net income (loss)	2,156	(1,493)	3,649	244%
Adjusted EBITDA	$11,562	$9,499	$2,063	22%

Net sales increased $4,330 compared with the first six months of 2020 primarily due to the recovery in oil and gas demand, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. The first six months of 2020 was severely impacted by the drop in demand for oil and gas and related drilling and well completion activity due to the COVID-19 pandemic.

Gross profit percentage decreased to 24.7% compared with the first six months of 2020 primarily due to lower average selling prices at DynaEnergetics. The decline was partially offset by excess capacity charges and inventory reserves that were recorded at DynaEnergetics in the second quarter of 2020, as well as favorable project mix in NobelClad, and a $2,334 CARES Act benefit in the first six months of 2021.

General and administrative expenses increased $1,569 compared with the first six months of 2020 primarily due to an increase in outside services costs by $1,469 mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff and the restoration of variable compensation by $724. The increases were partially offset by a $679 CARES Act benefit.

Selling and distribution expenses decreased $3,228 compared with the first six months of 2020 primarily due to reductions in provisions for expected credit losses by $3,168 and an $816 CARES Act benefit. The decreases were partially offset by the restoration of variable compensation by $323.

Restructuring expenses and asset impairments of $127 in the first six months of 2021 primarily related to additional severance accruals for employee terminations associated with closing manufacturing operations in France in 2018. Expenses in 2020 primarily related to downsizing our direct labor workforce at DynaEnergetics in response to declining crude oil prices and corresponding demand for well perforating systems due to the COVID-19 pandemic.

Operating income of $1,958 in 2021 reflect improved earnings at DynaEnergetics and NobelClad during 2021, including a total CARES Act benefit of $3,829 in 2021.

Other income, net of $502 in the first six months of 2021 primarily related to a gain on the sale of a fully depreciated fixed asset by DynaEnergetics combined with net unrealized and realized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $216 decreased compared with the first six months of 2020 primarily due to the repayment in full of our outstanding debt in the first quarter of 2021.

Income tax provision of $88 was recorded on income before income taxes of $2,244. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the main drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective income tax rate was impacted favorably by discrete stock-based compensation windfall benefits of $793. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. We recorded an income tax benefit of $514 on loss before income taxes of $2,007 for the first six months of 2020. The effective income tax rate was impacted unfavorably by the geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted favorably by discrete items of $315.

Net income for the six months ended June 30, 2021 was $2,156, or $0.13 per diluted share, compared to net loss of $1,493, or $0.10 per diluted share, for the same period in 2020.

Adjusted EBITDA increased compared with the first six months of 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2021	2020
Net income (loss)	$2,156	$(1,493)
Interest expense, net	216	394
Income tax provision (benefit))	88	(514)
Depreciation	5,530	4,716
Amortization of purchased intangible assets	612	707
EBITDA	8,602	3,810
Restructuring expenses and asset impairments	127	3,162
Stock-based compensation	3,335	2,559
Other income, net	(502)	(32)
Adjusted EBITDA	$11,562	$9,499

Adjusted Net Income and Adjusted Diluted Earnings per Share increased compared with the first six months of 2020 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Six months ended June 30, 2021
	Pre-Tax	Tax Provision	Net	Diluted weighted average shares outstanding	Diluted EPS
Net income, as reported	$2,244	$88	$2,156	16,507,500	$0.13
Restructuring expenses and asset impairments:
NobelClad	127	—	127	16,507,500	0.01

Adjusted net income	2,371	88	2,283	16,507,500	0.14

	Six months ended June 30, 2020
	Pre-Tax	Tax (Benefit) Provision	Net	Diluted weighted average shares outstanding	Diluted EPS
Net loss, as reported	$(2,007)	$(514)	$(1,493)	14,745,661	$(0.10)
Restructuring expenses and asset impairments:
DynaEnergetics	2,789	882	1,907	14,745,661	0.13
NobelClad	254	78	176	14,745,661	0.01
Corporate	119	25	94	14,745,661	0.01

Adjusted net income	$1,155	$471	$684	14,745,661	$0.05

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

DynaEnergetics

Three months ended June 30, 2021 compared with three months ended June 30, 2020

	Three months ended June 30,
	2021	2020	$ change	% change
Net sales	$42,268	$23,643	$18,625	79%
Gross profit	10,676	1,967	8,709	443%
Gross profit percentage	25.3%	8.3%
COSTS AND EXPENSES:
General and administrative expenses	4,012	3,157	855	27%
Selling and distribution expenses	3,300	3,595	(295)	(8)%
Amortization of purchased intangible assets	163	259	(96)	(37)%
Restructuring expenses and asset impairments	—	1,851	(1,851)	(100)%
Operating income (loss)	3,201	(6,895)	10,096	146%
Adjusted EBITDA	$5,284	$(3,272)	$8,556	261%

Net sales were $18,625 higher than the second quarter of 2020 due to a recovery in oil and gas demand, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. The second quarter of 2020 was severely impacted by the drop in demand for oil and gas and drilling and completion activity due to the COVID-19 pandemic. The year-over-year increase in net sales was partially offset by lower international sales.

Gross profit percentage increased to 25.3% compared with the second quarter of 2020 primarily due to the impact of higher sales volume on fixed expenses, higher average selling prices, excess capacity charges and inventory reserves that were recorded in the second quarter of 2020, and a CARES Act benefit of $1,009 in the second quarter of 2021.

General and administrative expenses increased $855 compared with the second quarter of 2020 primarily due to an increase in outside services costs by $1,382 mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff. The increase was partially offset by a CARES Act benefit of $112.

Selling and distribution expenses decreased $295 compared with the second quarter of 2020 primarily due to reductions in provisions for expected credit losses by $907 and a CARES Act benefit of $267. These decreases were partially offset by increases in depreciation expense by $336, restoration of variable compensation by $186, outside service costs by $137, and resumption of business-related travel by $104.

Restructuring expenses and asset impairments in 2020 primarily related to asset impairment charges on manufacturing equipment that was retired and charges associated with the sale of the Tyumen, Siberia manufacturing facility.

Operating income increased $10,096 compared with the second quarter of 2020 primarily due the impact of higher sales volume on fixed expenses, higher average selling prices, and a CARES Act benefit of $1,388.

Adjusted EBITDA increased compared with the second quarter of 2020 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2021	2020
Operating income (loss)	$3,201	$(6,895)
Adjustments:
Restructuring expenses and asset impairments	—	1,851
Adjusted operating income (loss)	3,201	(5,044)
Depreciation	1,920	1,513
Amortization of purchased intangibles	163	259
Adjusted EBITDA	$5,284	$(3,272)

Six months ended June 30, 2021 compared with six months ended June 30, 2020

	Six months ended June 30,
	2021	2020	$ change	% change
Net sales	$80,440	$76,863	$3,577	5%
Gross profit	19,111	21,442	(2,331)	(11)%
Gross profit percentage	23.8%	27.9%
COSTS AND EXPENSES:
General and administrative expenses	7,587	6,988	599	9%
Selling and distribution expenses	6,442	9,435	(2,993)	(32)%
Amortization of purchased intangible assets	362	519	(157)	(30)%
Restructuring expenses and asset impairments	—	2,789	(2,789)	(100)%
Operating income	4,720	1,711	3,009	176%
Adjusted EBITDA	$8,803	$8,044	$759	9%

Net sales were $3,577 higher than in the first six months of 2020 due to a recovery in oil and gas demand, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. The year-over-year increase in net sales was partially offset by lower international sales. The first six months of 2020 was severely impacted by the drop in demand for oil and gas and drilling and completion activity due to the COVID-19 pandemic.

Gross profit percentage decreased to 23.8% compared with 2020 primarily due to lower average selling prices in 2021 compared with 2020, which also contributed to lower fixed cost absorption. The decline was partially offset by a CARES Act benefit of $1,446.

General and administrative expenses increased $599 compared with 2020 primarily due to an increase in outside services costs by $1,555 mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff. The increase was partially offset by a CARES Act benefit of $233.

Selling and distribution expenses decreased $2,993 compared with 2020 primarily due to reductions in provisions for expected credit losses by $2,856 and a CARES Act benefit of $521. These decreases were partially offset by increases in depreciation expense by $546 and restoration of variable compensation by $291.

Restructuring expenses and asset impairments in 2020 primarily related to measures taken in response to the COVID-19 pandemic-related impact on oil and gas demand. We downsized our direct labor workforce in response to declining crude oil prices and corresponding demand for well perforating systems and recorded asset impairments. We also incurred costs associated with the anticipated sale of the Tyumen, Siberia manufacturing facility.

Operating income increased $3,009 compared with 2020 as increased sales volume, a CARES Act benefit of $2,200, and a reduction in the provisions for expected credit losses more than offset lower average selling prices.

Adjusted EBITDA increased compared with 2020 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2021	2020
Operating income	$4,720	$1,711
Adjustments:
Restructuring expenses and asset impairments	—	2,789
Adjusted operating income	4,720	4,500
Depreciation	3,721	3,025
Amortization of purchased intangibles	362	519
Adjusted EBITDA	$8,803	$8,044

NobelClad

Three months ended June 30, 2021 compared with three months ended June 30, 2020

	Three months ended June 30,
	2021	2020	$ change	% change
Net sales	$23,170	$19,560	$3,610	18%
Gross profit	6,460	4,802	1,658	35%
Gross profit percentage	27.9%	24.6%
COSTS AND EXPENSES:
General and administrative expenses	889	797	92	12%
Selling and distribution expenses	2,075	1,731	344	20%
Amortization of purchased intangible assets	125	94	31	33%
Restructuring expenses and asset impairments	—	195	(195)	(100)%
Operating income	3,371	1,985	1,386	70%
Adjusted EBITDA	$4,316	$3,061	$1,255	41%

Net sales increased $3,610 compared with the second quarter of 2020 primarily due to the timing of shipment of projects out of backlog.

Gross profit percentage of 27.9% increased compared with the second quarter of 2020 primarily due to a favorable project mix, higher sales volume on fixed expenses and a CARES Act benefit of $479.

General and administrative expenses increased $92 compared with the second quarter of 2020 primarily due to restoration of variable compensation by $41.

Selling and distribution expenses increased $344 compared with the second quarter of 2020 primarily due to a bad debt expense recovery of $178 in the second quarter of 2020 and a restoration of variable compensation by $103.

Restructuring expenses and asset impairments of $195 in 2020 related to severance costs associated with the past closure of a manufacturing facility in France.

Operating income increased $1,386 compared with the second quarter of 2020 primarily due to a favorable project mix, the impact of higher sales volume on fixed expenses, and a CARES Act benefit. The increase was partially offset by higher general and administrative and selling and distribution expenses.

Adjusted EBITDA increased compared with the second quarter of 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2021	2020
Operating income	$3,371	$1,985
Adjustments:
Restructuring expenses and asset impairments	—	195
Adjusted operating income	3,371	2,180
Depreciation	820	787
Amortization of purchased intangibles	125	94
Adjusted EBITDA	$4,316	$3,061

Six months ended June 30, 2021 compared with six months ended June 30, 2020

	Six months ended June 30,
	2021	2020	$ change	% change
Net sales	$40,656	$39,903	$753	2%
Gross profit	11,077	9,954	1,123	11%
Gross profit percentage	27.2%	24.9%
COSTS AND EXPENSES:
General and administrative expenses	1,702	1,771	(69)	(4)%
Selling and distribution expenses	4,022	4,282	(260)	(6)%
Amortization of purchased intangible assets	250	188	62	33%
Restructuring expenses and asset impairments	127	254	(127)	(50)%
Operating income	4,976	3,459	1,517	44%
Adjusted EBITDA	$6,987	$5,428	$1,559	29%

Net sales were $753 higher compared with 2020 primarily due to the timing of shipment of projects out of backlog.

Gross profit percentage of 27.9% increased compared with of 2020 primarily due to a CARES Act benefit of $888.

General and administrative expenses decreased $69 compared with 2020 primarily due to a CARES Act benefit of $56.

Selling and distribution expenses decreased $260 compared with of 2020 primarily due to a CARES Act benefit of $295 partially offset by a restoration of variable compensation by $32.

Restructuring expenses and asset impairments of $127 in 2021 related to additional severance liabilities for employees terminated as part of closing manufacturing operations in France in 2018. Expenses of $254 in 2020 related to severance costs.

Operating income increased $1,517 compared with 2020 primarily due to CARES Act benefits of $1,239.

Adjusted EBITDA increased compared with 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2021	2020
Operating income	4,976	3,459
Adjustments:
Restructuring expenses and asset impairments	127	254
Adjusted operating income	5,103	3,713
Depreciation	1,634	1,527
Amortization of purchased intangibles	250	188
Adjusted EBITDA	6,987	5,428

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. The COVID-19 pandemic drove a sharp decline in DynaEnergetics' core oil and gas end markets and corresponding well-completion activity and demand for its perforating systems late in the first quarter of 2020. In April 2020, DMC announced several cost-containment actions to reduce our activity-based cost structure, limit spending and protect our balance sheet. These actions included reducing our workforce by 32%, implementing reduced work weeks at DynaEnergetics, significantly cutting selling, general and administrative expenses, reducing our capital expenditures budget by 50% and suspending the quarterly dividend. While the decline in crude oil prices and oil and gas demand accelerated early in the second quarter of 2020, sales volume has improved in the four consecutive quarters through the second quarter of 2021. Though NobelClad customers in the downstream energy industry have delayed various projects, NobelClad’s order backlog increased to $45,134 at June 30, 2021 from $39,884 at December 31, 2020.

We have also taken action to allow flexibility in accessing the capital markets. On October 22, 2020, we commenced an at-the-market equity program under a shelf registration statement filed in May 2020, which allows us to sell and issue up to $75 million in shares of our common stock from time to time, and since the inception of the program during the fourth quarter of 2020 we have sold 1,006,180 shares of common stock for net proceeds of $51,002. In connection with the commencement of the at-the-market equity program, we also amended our credit facility to waive the requirement to repay outstanding amounts under the credit facility with proceeds from the program. Our ability to access remaining capital may be limited by market conditions at the time of any future potential sale. While we were able to sell shares during the fourth quarter of 2020 and first quarter of 2021, there can be no assurance that any future capital will be available on acceptable terms or at all.

Additionally, on May 3, 2021, the Company announced a registered public offering of its stock under an automatic shelf registration statement on Form S-3ASR filed on May 3, 2021. The Company entered into an underwriting agreement with KeyBanc Capital Markets Inc. (“KeyBanc”), as representative of the underwriters (collectively, the “Underwriters”), pursuant to which the Company agreed to sell 2,500,000 shares of its $0.05 par value common stock to the Underwriters. In addition, the Underwriters were granted an option, exercisable within 30 days, to purchase up to an additional 375,000 shares of common stock to cover over-allotments, if any, on the same terms and conditions. On May 7, 2021 DMC issued a total of 2,875,000 shares of its common stock, which included the exercise of the over-allotment option, at a market price of $45 for gross proceeds of $129,375. Net proceeds from the offering were $123,461, after deducting underwriter fees and other expenses of $5,914. We intend to use the net proceeds from the offering for general corporate purposes, which may include acquisitions. Pending use of the proceeds as described, we invested the proceeds of the offering in highly liquid marketable securities, including commercial paper and U.S. Treasury securities. Please see discussion of our marketable securities in Note 2 to the Condensed Consolidated Financial Statements.

These measures enabled us to improve our net cash position from $42,659 at December 31, 2020 to $181,294 at June 30, 2021, maintain our fully undrawn and available $50,000 revolving credit facility, and repay our capital expenditure term loan in full.

We believe that cash and cash equivalents and market securities on hand, cash flow from operations, funds available under our current credit facilities and any future replacement thereof, and potential proceeds from our at-the-market offering, will be sufficient to fund the working capital, debt service, if applicable, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions to raise additional funds if we believe market conditions are favorable. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor the continuing unprecedented financial and market conditions, including the impacts COVID-19 will have on credit availability and capital markets. We also continue to pursue potential acquisitions; the completion of any acquisition may significantly increase our capital requirements.

Debt facilities

As of June 30, 2021 we had no outstanding borrowings under our credit facility. On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provides for a $25,000 Capex Facility which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which was amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In February 2021, we repaid the outstanding Capex Facility balance of $11,750.
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

On June 25, 2020, we entered into an amendment ("Amendment") to the credit facility. The Amendment set the minimum LIBOR at 0.75%. The other provisions of the Amendment, including waiver of the debt service coverage ratio, were applicable through the quarter ended March 31, 2021 and were no longer applicable beginning with the quarter ended June 30, 2021.

As of June 30, 2021 our available borrowing capacity was $50,000. Future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

As of June 30, 2021, there were two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a minimum liquidity ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the June 30, 2021 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of June 30, 2021, calculated in accordance with the credit facility, as amended, was 0.0 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated Pro Forma EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges (as defined in the agreement). The minimum debt service coverage ratio permitted by our credit facility for the June 30, 2020 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2020 was 4.8 to 1.0.

Our credit facility, as amended, also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, and mortgaging and pledging or disposition of major assets. As of June 30, 2021, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000.

Other contractual obligations and commitments

Our long-term debt balance decreased to $0 at June 30, 2021 from $8,139 at December 31, 2020. Our other contractual obligations and commitments have not materially changed since December 31, 2020.

Cash flows (used in) provided by operating activities

Net cash used in operating activities was $6,021 for the six months ended June 30, 2021 compared with net cash provided by operating activities of $11,128 in the same period last year. The decrease primarily was due to an increase in cash used for working capital, which included higher accounts receivable, higher inventory build in anticipation of increased sales activity in the second half of 2021 and higher prepaid expenses and other assets related to payments to fund our Non-Qualified Deferred Compensation Plan and other prepaid service contracts. The increases in working capital were partially offset by higher accounts payable and accrued expenses resulting from increased purchasing activity.

Cash flows used in investing activities

Net cash flows used in investing activities for the six months ended June 30, 2021 of $121,433 primarily related to investment in marketable securities of $123,984, made with the proceeds from our May 2021 equity offering, and acquisitions of property, plant and equipment partially offset by proceeds from maturities of marketable securities of $4,799 from U.S. treasuries that were converted to cash upon maturity. Net cash flows used in investing activities for the six months ended June 30, 2020 were $7,462 and related to the acquisitions of property, plant and equipment at DynaEnergetics.

Cash flows provided by (used in) financing activities

Net cash flows provided by financing activities for the six months ended June 30, 2021 of $134,775 included net proceeds from our equity offering of $123,461 and our ATM equity program of $25,262 partially offset by repayment in full of the Capex Facility of $11,750 and treasury stock purchases of $2,451. Net cash flows used in financing activities for the six months ended June 30, 2020 of $6,200 was due to dividend payments, treasury stock purchases, and repayments on the Capex Facility.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the second quarter of 2021, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2021	—	$—
May 1 to May 31, 2021	307	$54.00
June 1 to June 30, 2021	—	$—
Total	307	$54.00

(1) Share purchases in 2021 included 307 shares withheld to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of June 30, 2021, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (299,565) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (185,933) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2021, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	July 22, 2021	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)