Form 10-Q
period 2021-09-30
DMC Global Inc.
filed 2021-10-21
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Common Stock outstanding was 18,724,831 as of October 21, 2021.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding improvements to DynaEnergetics’ end markets, planned price increases at DynaEnergetics, our ability to access our ATM in the future, our expected use of proceeds from equity offerings, expected continuing litigation costs, expected material and labor cost trends, the timing of shipment and financial impacts of NobelClad’s large titanium clad plate order received in the second quarter of 2021, the impacts of seasonality on DynaEnergetics’ business in the fourth quarter of 2021, our ability to claim the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended, and the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2020 and such things as the following: impacts of COVID-19 and any related preventative or protective actions taken by governmental authorities and resulting economic impacts, including recessions or depressions; supply chain delays and disruptions; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; and global economic conditions and political and economic developments. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,020	$28,187
Marketable securities	144,932	25,736
Accounts receivable, net of allowance for doubtful accounts of $2,693 and $2,605, respectively	39,347	31,366
Inventories	62,172	52,573
Prepaid expenses and other	9,974	5,448
Total current assets	293,445	143,310
Property, plant and equipment	172,039	180,278
Less - accumulated depreciation	(66,902)	(70,867)
Property, plant and equipment, net	105,137	109,411
Purchased intangible assets, net	1,829	3,665
Deferred tax assets	5,747	4,582
Other assets	30,217	18,677
Total assets	$436,375	$279,645

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,436	$17,574
Accrued expenses	7,459	5,301
Accrued income taxes	8,101	7,279
Accrued employee compensation and benefits	8,585	7,160
Contract liabilities	9,759	4,928
Current portion of long-term debt	—	3,125
Other current liabilities	1,648	1,741
Total current liabilities	59,988	47,108
Long-term debt	—	8,139
Deferred tax liabilities	1,373	2,254
Other long-term liabilities	30,114	25,230
Total liabilities	91,475	82,731
Commitments and contingencies (Note 12)
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 19,294,745 and 15,917,559 shares issued, respectively	965	796
Additional paid-in capital	270,993	117,387
Retained earnings	118,216	115,657
Other cumulative comprehensive loss	(25,803)	(22,962)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 569,914 and 528,274 shares, respectively	(19,471)	(13,964)
Total stockholders’ equity	344,900	196,914
Total liabilities and stockholders’ equity	$436,375	$279,645
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales	$67,175	$55,281	$188,271	$172,048
Cost of products sold	50,513	41,688	141,725	127,381
Gross profit	16,662	13,593	46,546	44,667
Costs and expenses:
General and administrative expenses	9,721	6,911	26,121	21,744
Selling and distribution expenses	5,593	4,705	16,380	18,720
Amortization of purchased intangible assets	211	369	823	1,076
Restructuring expenses and asset impairments	—	143	127	3,305
Total costs and expenses	15,525	12,128	43,451	44,845
Operating income (loss)	1,137	1,465	3,095	(178)
Other income (expense):
Other (expense) income, net	(198)	(148)	304	(118)
Interest expense, net	(14)	(170)	(230)	(564)
Income (loss) before income taxes	925	1,147	3,169	(860)
Income tax provision (benefit)	522	139	610	(375)
Net income (loss)	$403	$1,008	$2,559	$(485)

Net income (loss) per share
Basic	$0.02	$0.07	$0.15	$(0.03)
Diluted	$0.02	$0.07	$0.15	$(0.03)
Weighted average shares outstanding:
Basic	18,728,278	14,820,881	17,239,306	14,759,062
Diluted	18,739,085	14,820,881	17,250,525	14,759,062

Dividends declared per common share	$—	$—	$—	$0.125

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	$403	$1,008	$2,559	$(485)

Change in cumulative foreign currency translation adjustment	(1,347)	753	(2,841)	518

Total comprehensive (loss) income	$(944)	$1,761	$(282)	$33

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, June 30, 2021	19,294,745	$965	$269,375	$117,813	$(24,456)	(569,737)	$(17,660)	$346,037
Net income	—	—	—	403	—	—	—	403
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,347)	—	—	(1,347)
Stock-based compensation	—	—	1,618	—	—	—	—	1,618
Treasury stock activity	—	—	—	—	—	(177)	(1,811)	(1,811)
Balances, September 30, 2021	19,294,745	$965	$270,993	$118,216	$(25,803)	(569,914)	$(19,471)	$344,900

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, June 30, 2020	15,297,291	$765	$88,501	$115,576	$(26,038)	(527,981)	$(8,521)	$170,283
Net income	—	—	—	1,008	—	—	—	1,008
Change in cumulative foreign currency translation adjustment	—	—	—	—	753	—	—	753
Shares issued in connection with stock compensation plans	2,933	—	3	—	—	—	—	3
Stock-based compensation	—	—	1,554	—	—	—	—	1,554
Treasury stock activity	—	—	11	—	—	(56)	(3,661)	(3,650)
Balances, September 30, 2020	15,300,224	$765	$90,069	$116,584	$(25,285)	(528,037)	$(12,182)	$169,951

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	$(13,964)	$196,914
Net income	—	—	—	2,559	—	—	—	2,559
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,841)	—	—	(2,841)
Shares issued in connection with equity offering	2,875,000	144	123,317	—	—	—	—	123,461
Shares issued in connection with at-the-market offering program	397,820	20	25,242	—	—	—	—	25,262
Shares issued in connection with stock compensation plans	104,366	5	248	—	—	—	—	253
Stock-based compensation	—	—	4,799	—	—	—	—	4,799
Treasury stock activity	—	—	—	—	—	(41,640)	(5,507)	(5,507)
Balances, September 30, 2021	19,294,745	$965	$270,993	$118,216	$(25,803)	(569,914)	$(19,471)	$344,900

					Other	Treasury Stock and
			Additional		Cumulative	Company Stock Held for
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Total
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	(7,453)	$172,141
Net loss	—	—	—	(485)	—	—	—	(485)
Change in cumulative foreign currency translation adjustment	—	—	—	—	518	—	—	518
Shares issued in connection with stock compensation plans	183,017	9	257	—	—	—	—	266
Adjustment for cumulative effect from change in accounting principle (ASU 2016-13)	—	—	—	(50)	—	—	—	(50)
Stock-based compensation	—	—	4,162	—	—	—	—	4,162
Dividends declared	—	—	—	(1,883)	—	—	—	(1,883)
Treasury stock activity	—	—	11	—	—	(63,505)	(4,729)	(4,718)
Balances, September 30, 2020	15,300,224	$765	$90,069	$116,584	$(25,285)	(528,037)	$(12,182)	$169,951
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2021	2020
Cash flows provided by operating activities:
Net income (loss)	$2,559	$(485)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	8,400	7,167
Amortization of purchased intangible assets	823	1,076
Amortization of deferred debt issuance costs	168	154
Stock-based compensation	4,904	4,154
Deferred income taxes	(2,046)	(839)
(Gain) loss on disposal of property, plant and equipment	(298)	113
Restructuring expenses and asset impairments	127	3,305
Change in:
Accounts receivable, net	(8,562)	26,890
Inventories	(10,620)	(2,228)
Prepaid expenses and other	(15,892)	(2,855)
Accounts payable	6,861	(10,563)
Contract liabilities	4,957	2,376
Accrued expenses and other liabilities	6,713	(6,911)
Net cash (used in) provided by operating activities	(1,906)	21,354

Cash flows used in investing activities:
Investment in marketable securities	(123,984)	—
Proceeds from maturities of marketable securities	4,799	—
Acquisition of property, plant and equipment	(6,348)	(9,682)
Proceeds on sale of property, plant and equipment	1,019	20
Net cash used in investing activities	(124,514)	(9,662)

Cash flows provided by (used in) financing activities:
Repayments on capital expenditure facility	(11,750)	(2,344)
Payment of dividends	—	(3,749)
Payment of debt issuance costs	—	(88)
Net proceeds from issuance of common stock through equity offering	123,461	—
Net proceeds from issuance of common stock through at-the-market offering program	25,262	—
Net proceeds from issuance of common stock to employees and directors	253	266
Treasury stock purchases	(2,476)	(1,123)
Net cash provided by (used in) financing activities	134,750	(7,038)

Effects of exchange rates on cash	503	(403)

Net increase in cash and cash equivalents	8,833	4,251
Cash and cash equivalents, beginning of the period	28,187	20,353
Cash and cash equivalents, end of the period	$37,020	$24,604

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures, including critical and significant accounting policies normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2020.

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

As of September 30, 2021 and December 31, 2020, our investments had maturities ranging from three to twelve months, and all such investments have been classified and accounted for as trading securities.

The Company’s investments in marketable securities consisted of the following:

	September 30, 2021	December 31, 2020
U.S. Treasury securities	$76,591	$25,736
Commercial paper (A-1 or P-1 rated)	68,341	—
Marketable securities	$144,932	$25,736

The Company’s U.S. Treasury securities have annual yields between 0.01% and 0.04% and the commercial paper securities have annual yields between 0.09% and 0.10%. The Company’s investments in marketable securities are measured at fair value with gains and losses recognized in the Condensed Consolidated Statement of Operations within “Other (expense) income, net." For the three and nine months ended September 30, 2021, the net gains on marketable securities were $2 and $12, respectively.

Accounts and Notes Receivable

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

During the three and nine months ended September 30, 2021, our expected loss rate continued to reflect uncertainties in market conditions present in both of our businesses due to the ongoing COVID-19 pandemic. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. During the three and nine months ended September 30, 2021, provisions of $4 and $100, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from DynaEnergetics and NobelClad customers:

	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2020	$2,590	$15	$2,605
Current period provision for expected credit losses	100	—	100
Recoveries of amounts previously reserved	(10)	—	(10)
Impacts of foreign currency exchange rates and other	(2)	—	(2)
Allowance for doubtful accounts, September 30, 2021	$2,678	$15	$2,693

During the third quarter of 2021, the Company entered into a note receivable with terms of repayment over five years, collateralized by certain fixed assets. The note, with an outstanding current balance of $622 as of September 30, 2021 recorded within “Prepaid expenses and other” and an outstanding long-term balance of $4,995 as of September 30, 2021 recorded within “Other Assets”, is considered an arrangement with a variable interest entity for which the Company is not the primary beneficiary and has concluded does not require consolidation.

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

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net income (loss), as reported	$403	$1,008	2,559	(485)
Less: Undistributed net income available to participating securities	(3)	(17)	(25)	—
Numerator for basic net income (loss) per share:	400	991	2,534	(485)
Add: Undistributed net income allocated to participating securities	3	17	25	—
Less: Undistributed net income reallocated to participating securities	(3)	(17)	(25)	—
Numerator for diluted net income (loss) per share:	400	991	2,534	(485)
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	18,728,278	14,820,881	17,239,306	14,759,062
Effect of dilutive securities (1)	10,807	—	11,219	—
Weighted average shares outstanding for diluted net income (loss) per share	18,739,085	14,820,881	17,250,525	14,759,062
Net income (loss) per share
Basic	$0.02	$0.07	$0.15	$(0.03)
Diluted	$0.02	$0.07	$0.15	$(0.03)
(1) For the three and nine months ended September 30, 2020, 30,967 and 19,394 respectively, shares have been excluded as their effect would have been anti-dilutive.

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

The balances related to the deferred compensation plan were as follows:

	Consolidated Balance Sheet location	September 30, 2021	December 31, 2020
Deferred compensation assets	Other assets	$13,261	$7,596
Deferred compensation obligations	Other long-term liabilities	$15,695	$11,894

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

Our U.S. Treasury marketable securities are valued using quoted prices in active markets that are accessible as of the measurement date. Our revolving loans and borrowings under our capital expenditure facility, when outstanding, reset each month at market interest rates. Money market funds and mutual funds of $8,629 as of September 30, 2021 and $4,244 as of December 31, 2020 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities. We classify these assets as Level 1 in the fair value hierarchy.

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

We did not hold any Level 3 assets or liabilities as of September 30, 2021 or December 31, 2020.

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

Inventories consisted of the following at September 30, 2021:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$13,865	$8,923	$22,788
Work-in-process	13,486	6,808	20,294
Finished goods	18,251	634	18,885
Supplies	—	205	205
Inventories	$45,602	$16,570	$62,172

Inventories consisted of the following at December 31, 2020:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$13,250	$11,903	$25,153
Work-in-process	7,062	6,682	13,744
Finished goods	12,806	669	13,475
Supplies	—	201	201
Inventories	$33,118	$19,455	$52,573

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of September 30, 2021:

	Gross	Accumulated Amortization	Net
Core technology	$16,052	$(14,223)	$1,829
Customer relationships	36,110	(36,110)	—
Trademarks / Trade names	2,069	(2,069)	—
Total intangible assets	$54,231	$(52,402)	$1,829

Our purchased intangible assets consisted of the following as of December 31, 2020:

	Gross	Accumulated Amortization	Net
Core technology	$17,899	$(14,234)	$3,665
Customer relationships	37,638	(37,638)	—
Trademarks / Trade names	2,194	(2,194)	—
Total intangible assets	$57,731	$(54,066)	$3,665

The change in the gross value of our purchased intangible assets from December 31, 2020 to September 30, 2021 was due to foreign currency translation and the recognition of the tax benefit of tax deductible goodwill amortization related to the 2007 acquisition of our German subsidiaries. Prior to the impairment of the goodwill related to the NobelClad and DynaEnergetics reporting units at September 30, 2017 and December 31, 2015, respectively, the tax benefit of tax amortization reduced the goodwill balance. After we fully impaired the goodwill, which is only written off for U.S. GAAP purposes, the tax benefit of tax goodwill amortization reduces the gross value of the purchased intangible assets related to this acquisition.

5.      CONTRACT LIABILITIES

On occasion, we require customers to make advance payments prior to the shipment of goods in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	September 30, 2021	December 31, 2020
NobelClad	$9,450	$4,450
DynaEnergetics	309	478
Total	$9,759	$4,928

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities. Approximately 78% of the $4,928 recorded as contract liabilities at December 31, 2020 was recorded to net sales during the nine months ended September 30, 2021.

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	September 30, 2021	December 31, 2020
ROU asset	$11,198	$10,733

Current lease liability	1,648	1,741
Long-term lease liability	10,432	10,066
Total lease liability	$12,080	$11,807

The ROU asset was included in “Other assets” while the current lease liability was reported in “Other current liabilities” and the long-term lease liability was reported in “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheet. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Condensed Consolidated Statements of Cash Flows. For the three months ended September 30, 2021 and 2020, operating lease costs were $1,064 and $1,055, respectively. For the nine months ended September 30, 2021 and 2020, operating lease costs were $3,074 and $3,051, respectively. Operating lease costs were included in the Company’s Condensed Consolidated Statements of Operations. Short term and variable lease costs were not material for the three and nine months ended September 30, 2021 and 2020.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU asset and lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

September 30, 2021
Weighted average remaining lease term (in years)	7.71
Weighted average discount rate	5.4%

The following table represents maturities of operating lease liabilities as of September 30, 2021:

Due within 1 year	$1,648
Due after 1 year through 2 years	2,379
Due after 2 years through 3 years	2,160
Due after 3 years through 4 years	2,019
Due after 4 years through 5 years	1,642
Due after 5 years	5,067
Total future minimum lease payments	14,915
Less imputed interest	(2,835)
Total	$12,080

7.      DEBT

As of September 30, 2021 we had no outstanding borrowings under our credit facility. As of December 31, 2020, outstanding borrowings consisted of the following:

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

The credit facility, as amended, includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of September 30, 2021, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. In July 2020, the German Bank Facility was amended to increase the borrowing capacity from €4,000 to €7,000. Of the €7,000 borrowing capacity, €4,000 was available as of September 30, 2021 after considering outstanding letters of credit.

Given that we had no outstanding debt as of September 30, 2021, our deferred debt issuance costs of $318 were reported in the “Other assets” line item in our Condensed Consolidated Balance Sheet. Our deferred debt issuance costs of $486 as of December 31, 2020 were reported in the “Long-term debt” line item in our Condensed Consolidated Balance Sheet. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on March 8, 2023.

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

On May 7, 2021, DMC issued a total of 2,875,000 shares of its common stock, which included the exercise of the over-allotment option, at a market price of $45 per share resulting in gross proceeds of $129,375. Net proceeds from the offering were $123,461, after deducting underwriter fees and other expenses of $5,914. We intend to use the net proceeds from the offering for general corporate purposes, which may include acquisitions. Pending the use of the proceeds as described, we invested the proceeds of the offering in highly liquid marketable securities, including commercial paper and U.S. Treasury securities. Please see discussion of our marketable securities in Note 2.

At-the-Market Equity Program

On October 22, 2020, the Company commenced an at-the-market ("ATM") equity program under its shelf registration statement, which allows it to sell and issue up to $75 million in shares of its common stock from time to time. The Company entered into an Equity Distribution Agreement on October 22, 2020 with KeyBanc relating to the issuance and sale of shares of common stock pursuant to the program. KeyBanc is not required to sell any specific amount of securities but will act as our sales agent using commercially reasonable efforts consistent with its normal trading and sales practices, on mutually agreed terms between KeyBanc and us. There is no specific date on which the ATM equity program will end and there are no minimum purchase requirements. KeyBanc is entitled to compensation for shares sold pursuant to the program in an amount up to 1.5% of the gross proceeds of any shares of common stock sold under the Equity Distribution Agreement.

During the three months ended September 30, 2021, the Company did not sell any shares of common stock through its ATM equity program. During the nine months ended September 30, 2021, the Company sold 397,820 shares of common stock through its ATM equity program for gross proceeds of $25,647 at a weighted average price per share of $64.47. Net proceeds from such sales were $25,262, after deducting commissions paid to the sales agents of approximately $385. Since the inception of the program, the Company has sold 1,006,180 shares of common stock for gross proceeds of $51,779 at a weighted average price per share of $51.46. Total net proceeds from sales through the ATM program have been $51,002. We intend to use the net proceeds from the ATM equity program for general corporate purposes, which may include working capital, debt repayment and potential acquisitions or investments in businesses, products or technologies. Pending the use of the proceeds as described, a portion of the proceeds from the ATM program has been invested in highly liquid marketable securities, including commercial paper and U.S. Treasury securities, while the balance remains in cash. Please see discussion of our marketable securities in Note 2.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the nine months ended September 30, 2021 and September 30, 2020, we did not record any adjustments to previously established valuation allowances, except for adjustments related to the changes in balances of the related deferred tax assets. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

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

During the fourth quarter of 2019, our German operating entities commenced a tax audit for fiscal years 2015 through 2017. The audit concluded in the second quarter of 2021, and we recorded additional tax expense of $25 after receiving all material assessments from the German authorities.

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
Segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Net sales
DynaEnergetics	$44,237	$34,201	$124,677	$111,065
NobelClad	22,938	21,080	63,594	60,983
Net sales	$67,175	$55,281	$188,271	$172,048

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Operating income
DynaEnergetics	$1,585	$2,171	$6,307	$3,886
NobelClad	3,620	2,483	8,595	5,941
Segment operating income	5,205	4,654	14,902	9,827

Unallocated corporate expenses	(2,499)	(1,594)	(6,903)	(5,851)
Stock-based compensation	(1,569)	(1,595)	(4,904)	(4,154)
Other (expense) income, net	(198)	(148)	304	(118)
Interest expense, net	(14)	(170)	(230)	(564)
Income (loss) before income taxes	$925	$1,147	$3,169	$(860)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Depreciation and amortization
DynaEnergetics	$2,012	$1,866	$6,095	$5,410
NobelClad	967	879	2,851	2,594
Segment depreciation and amortization	2,979	2,745	8,946	8,004
Corporate and other	102	75	277	239
Consolidated depreciation and amortization	$3,081	$2,820	$9,223	$8,243

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows.

DynaEnergetics

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
United States	$36,453	$23,324	$96,316	$80,931
Canada	2,798	1,856	9,304	2,504
Egypt	671	388	2,398	2,642
Oman	665	1,148	2,117	1,842
Rest of the world	3,650	7,485	14,542	23,146
Total DynaEnergetics	$44,237	$34,201	$124,677	$111,065

NobelClad

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
United States	$11,033	$10,589	$30,448	$30,094
Russia	1,519	—	3,586	—
Canada	1,254	1,985	3,985	5,446
Singapore	1,009	32	1,009	857
United Arab Emirates	929	310	2,030	2,930
China	892	1,448	3,775	1,543
Italy	831	301	1,268	685
Germany	761	982	1,539	2,770
Australia	576	587	1,171	1,193
France	509	300	1,929	2,392
Netherlands	507	361	1,628	1,276
Sweden	494	541	676	1,097
Rest of the world	2,624	3,644	10,550	10,700
Total NobelClad	$22,938	$21,080	$63,594	$60,983

During the three months ended September 30, 2021, one customer in our DynaEnergetics segment accounted for approximately 11% of consolidated net sales. During the three months ended September 30, 2020, one customer in our DynaEnergetics segment accounted for approximately 11% of consolidated net sales. During the nine months ended September 30, 2021 no single customer accounted for greater than 10% of consolidated net sales. During the nine months ended September 30, 2020, one customer in our DynaEnergetics segment accounted for approximately 12% of consolidated net sales. As of September 30, 2021, one customer in our DynaEnergetics segment accounted for approximately 12% of consolidated accounts receivable. As of December 31, 2020 no single customer accounted for greater than 10% of consolidated accounts receivable.

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

As of September 30, 2021 and December 31, 2020, the notional amounts of the forward currency contracts the Company held were $11,746 and $2,092, respectively. At September 30, 2021 and December 31, 2020, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net losses from hedging activities:

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2021	2020	2021	2020
Foreign currency contracts	Other (expense) income, net	$(253)	$(1,045)	$(187)	$(917)

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

Total restructuring and impairment charges incurred for these programs are as follows and are reported in the “Restructuring expenses and asset impairments” line item in our Condensed Consolidated Statements of Operations:

	Nine months ended September 30, 2021
	Severance	Other Exit Costs	Total
NobelClad	$116	$11	$127
Total	$116	$11	$127

	Three months ended September 30, 2020
	Severance	Contract Termination Costs	Other Exit Costs	Total
DynaEnergetics	$109	$8	$16	$133
NobelClad	—	—	10	10
Total	$109	$8	$26	$143

	Nine months ended September 30, 2020
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$936	$1,181	$19	$126	$660	$2,922
NobelClad	244	—	—	—	20	264
Corporate	119	—	—	—	—	119
Total	$1,299	$1,181	$19	$126	$680	$3,305

During the nine months ended September 30, 2021, the changes to the restructuring liability associated with these programs is summarized below:

	December 31, 2020	Net expense	Payments and Other Adjustments	Currency Adjustments	September 30, 2021
Severance	$958	$116	$(56)	$(57)	$961
Other exit costs	—	11	(11)	—	—
Total	$958	$127	$(67)	$(57)	$961

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $42,867 at September 30, 2021 from $39,884 at December 31, 2020.

Cost of products sold for NobelClad includes the cost of metals and alloys used to manufacture clad metal plates, the cost of explosives, employee compensation and benefits, freight in, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

In the first quarter of 2021, under provisions of legislation enacted in December 2020 the Company became eligible for the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). As a result of the new legislation, the Company was able to claim a refundable tax credit equal to 70% of the qualified wages they paid to employees during the first and second quarters of 2021, limited to $10 per employee per quarter. Thus, the maximum ERC amount available to the Company was $7 per employee during the first three quarters of 2021.

Factors Affecting Results

•Consolidated sales of $67,175 increased 3% versus the second quarter of 2021 and 22% versus the third quarter of 2020. DynaEnergetics reported a 19% sequential increase in unit sales of its fully integrated and factory-assembled DS perforating systems in North America. The increase was partially offset by supply chain bottlenecks that impacted certain international orders at both DynaEnergetics and NobelClad. The year-over-year increase in consolidated sales primarily was due to a recovery in energy demand, North American drilling and well completions activity and sales at DynaEnergetics, which has been severely impacted by the COVID-19 pandemic.

•DynaEnergetics sales of $44,237 in the third quarter of 2021 increased 5% compared with the second quarter of 2021 due to a recovery in energy demand and prices, which led to higher North American drilling and well completions, and increased sales of DynaEnergetics’ DS perforating systems. The increase in North America was offset by a slowdown in international sales volume driven by supply chain disruptions and travel restrictions. Sales increased 29% compared with the third quarter of 2020, which was severely impacted by the COVID-19 pandemic.

•NobelClad’s sales of $22,938 in the third quarter of 2021 decreased 1% compared to the second quarter of 2021 primarily due to shipping and supply chain bottlenecks and increased 9% compared with the third quarter of 2020 reflecting increased shipments of projects out of backlog.

•Consolidated gross profit was 25% in the third quarter of 2021 versus 26% in the second quarter of 2021 and 25% in the third quarter of 2020. Gross profit was flat versus last year as the third quarter of 2021 and reflects receipt of $1,800 ERC under the CARES Act, while the third quarter of 2020 benefited from higher-margin international sales at DynaEnergetics that were $4.6 million greater than this year’s third quarter.

•Consolidated selling, general and administrative expenses were $15,314 in the third quarter of 2021 compared with $11,616 in the third quarter of 2020. The increase primarily was due to higher litigation expenses related to patent enforcement actions against companies that we believe infringe on DynaEnergetics’ patents, restoration of variable compensation, and resumption of business-related travel. These increases were partially offset by receipt of $769 ERC under the CARES Act.

•Restructuring expenses and asset impairments of $143 in the third quarter of 2020 primarily related to costs associated with the sale of the Tyumen, Siberia manufacturing facility.

•Cash and marketable securities of $181,952 increased $128,029 from $53,923 at December 31, 2020. The increase primarily relates to proceeds from our registered public equity offering in May 2021 and under our at-the-market equity offering program (“ATM equity program”).

Outlook

Supply chain disruptions and travel restrictions challenged the international operations of both DMC businesses during the third quarter of 2021. As a result, consolidated sales were below our expectations. DynaEnergetics’ international sales were down $2.8 million sequentially versus the $7.4 million reported in second quarter; and at NobelClad, disruptions in global metals supplies slowed activity at its U.S. and European manufacturing facilities.

We remain in a period of rising material and labor costs at both DynaEnergetics and NobelClad; both of which could also be impacted by supply-chain disruptions and availability of direct labor. NobelClad was awarded an $8,800 order during the second quarter of 2021 for titanium clad plates that will be used to fabricate specialized equipment for a large purified terephthalic acid (PTA) plant. The plant was engineered in Europe, will be built in Southwest Asia and will include titanium-clad equipment fabricated in China. The clad plates, which will be used to fabricate pressure vessels and heat exchangers, are being manufactured at NobelClad’s production facility in Mt. Braddock, Pennsylvania. This large order should help offset the pandemic-related downturn in NobelClad’s base repair and maintenance business. However, receipt of the raw materials required to produce the order has been delayed due to supply chain bottlenecks, and while NobelClad still expects to receive the materials and fulfil the order during the fourth quarter, there remains a risk that some, or all, of the shipment will occur after year end.

In North America, rising crude prices led to higher well completion activity in the third quarter of 2021, which drove a strong increase in unit sales of DynaEnergetics’ fully integrated and factory-assembled DS perforating systems. However, pricing for products and services remained weak. Additionally, rising material and labor costs combined with availability of direct labor are negatively impacting the recovery in DynaEnergetics. As market conditions continue to improve and operators implement their 2022 budgets, we believe pricing will begin to improve as well. We expect DynaEnergetics will be among the first to benefit from strengthening prices, as it offers a highly differentiated product line. Factory-assembled DS systems are delivered just in time to the wellsite, eliminating assembly operations and requiring fewer people on location.

In the fourth quarter of 2021, DynaEnergetics announced a 5% price increase that will go into effect November 22, 2021. The increase was implemented to offset higher labor and material costs, as well as the anticipated wind down of the CARES Act. DynaEnergetics expects to implement additional increases during 2022 as it seeks to return margins to levels that reflect the inherent value of its products.

We believe many of the pre-wired carriers in the market incorporate features that violate DynaEnergetics patents, and we are taking aggressive legal action against the companies that make these products. DynaEnergetics has made significant investments in technologies and products that have improved the safety, efficiency and performance of its customers’ well completions, and have enhanced the effectiveness and profitability of the industry as a whole. Our patent strategy is designed to protect these investments and provide transparency so others can innovate without violating our intellectual property. These lawsuits have increased our general and administrative expenses in the first nine months of 2021, and we expect these costs to be ongoing throughout the remainder of 2021 and into 2022.

In the third quarter of 2021, NobelClad introduced DetaPipe™, a high-performance clad-pipe solution for the chemical and metal-processing markets. This product offering is expected to provide customers with a better-performing, cost-effective alternative to solid zirconium or titanium pipe in their high-pressure, high temperature processing environments.

In March 2021, provisions of legislation modified and extended the ERC under the CARES Act through December 31, 2021 for eligible companies. Under this extension, we were able to claim the refundable tax credit for the quarter ended September 30, 2021, but at this time there is no guarantee that we will be able to claim the credit for the quarter ended December 31, 2021. This could negatively impact our gross profit margin and operating income in the fourth quarter of 2021.

From time to time, we also may continue to use our ATM equity program, which commenced in October 2020, to raise additional capital efficiently and responsibly. We did not sell shares under our ATM equity program during the second or third quarters of 2021. During the first quarter of 2021, we sold 397,820 shares of common stock at a weighted average price per share of $64.47 through our ATM equity program and received net proceeds of $25,262. In addition to sales under our ATM equity program, during the second quarter of 2021 we issued a total of 2,875,000 shares of our common stock through a registered public offering at a market price of $45 per share and received net proceeds of $123,461.
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

Consolidated Results of Operations

Three months ended September 30, 2021 compared with three months ended September 30, 2020

	Three months ended September 30,
	2021	2020	$ change	% change
Net sales	$67,175	55,281	$11,894	22%
Gross profit	16,662	13,593	3,069	23%
Gross profit percentage	24.8%	24.6%
COSTS AND EXPENSES:
General and administrative expenses	9,721	6,911	2,810	41%
% of net sales	14.5%	12.5%
Selling and distribution expenses	5,593	4,705	888	19%
% of net sales	8.3%	8.5%
Amortization of purchased intangible assets	211	369	(158)	(43%)
% of net sales	0.3%	0.7%
Restructuring expenses and asset impairments	—	143	(143)	(100%)
Operating income	1,137	1,465	(328)	(22%)
Other expense, net	(198)	(148)	(50)	(34%)
Interest expense, net	(14)	(170)	156	92%
Income before income taxes	925	1,147	(222)	(19%)
Income tax provision	522	139	383	276%
Net income	403	1,008	(605)	(60%)
Adjusted EBITDA	$5,787	$6,023	$(236)	(4%)

Net sales increased $11,894 compared with the third quarter of 2020. The increase primarily was due to the recovery in energy demand and prices, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. The third quarter of 2020 was negatively impacted by the drop in demand for oil and gas drilling and completion activity and low energy prices due to the COVID-19 pandemic.

Gross profit percentage increased to 24.8% compared with the third quarter of 2020 primarily due to the impact of higher volume on fixed manufacturing overhead expenses and improved project mix at NobelClad. Additionally, gross profit percentage was also favorably impacted by receipt of $1,800 ERC under the CARES Act. These favorable items were offset by a decline in high-margin international sales and higher material costs at DynaEnergetics.

General and administrative expenses increased $2,810 compared with the third quarter of 2020 primarily due to an increase in outside services costs by $2,251, which was primarily related to patent infringement litigation in which DynaEnergetics is the plaintiff, an increase from resumption of business-related travel by $344, an increase from the restoration of variable compensation by $326, and salaries by $158 due to headcount additions and merit increases. These increases were partially offset by receipt of $349 ERC under the CARES Act.

Selling and distribution expenses increased $888 compared with the third quarter of 2020 primarily due to increases in salaries by $548 due to headcount additions and merit increases, depreciation expense by $354, increases from the resumption of business-related travel by $168, higher outside service costs by $176, and increases from the restoration of variable compensation by $156. These increases were partially offset by receipt of $420 ERC under the CARES Act.

Restructuring expenses and asset impairments in the third quarter of 2020 primarily related to costs associated with the sale of the Tyumen, Siberia manufacturing facility.

Operating income of $1,137 in the third quarter of 2021 decreased compared to the same period last year primarily due to a decrease in earnings at DynaEnergetics partially offset by higher earnings at NobelClad. Operating income was also favorably impacted by receipt of $2,569 ERC under the CARES Act in the third quarter of 2021.

Other expense, net of $198 in the third quarter of 2021 primarily related to net unrealized and realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $14 decreased compared with the third quarter of 2020 primarily due to the repayment in full of our outstanding debt in the first quarter of 2021. Interest expense, net was also favorably impacted by interest on our investments in marketable securities.

Income tax provision of $522 was recorded on income before income taxes of $925. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. We recorded an income tax benefit of $139 on income before income taxes of $1,147 for the third quarter of 2020. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted favorably by discrete items of $247.

Net income for the three months ended September 30, 2021 was $403, or $0.02 per diluted share, compared to net income of $1,008, or $0.07 per diluted share, for the same period in 2020.

Adjusted EBITDA decreased compared with the third quarter of 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2021	2020
Net income	$403	$1,008
Interest expense, net	14	170
Income tax provision	522	139
Depreciation	2,870	2,451
Amortization of purchased intangible assets	211	369
EBITDA	4,020	4,137
Restructuring expenses and asset impairments	—	143
Stock-based compensation	1,569	1,595
Other expense, net	198	148
Adjusted EBITDA	$5,787	$6,023

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased compared with the third quarter of 2020 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended September 30, 2021
	Pre-Tax	Tax (Benefit)	Net	Diluted weighted average shares outstanding	Diluted EPS
Net income, as reported	$925	$522	$403	18,739,085	$0.02

Adjusted net income	$925	$522	$403	18,739,085	$0.02

	Three months ended September 30, 2020
	Pre-Tax	Tax (Benefit) Provision	Net	Diluted weighted average shares outstanding	Diluted EPS
Net income, as reported	$1,147	$139	$1,008	14,820,881	$0.07
Restructuring expenses and asset impairments:
DynaEnergetics	133	(39)	172	14,820,881	0.01
NobelClad	10	3	7	14,820,881	—

Adjusted net income	$1,290	$103	$1,187	14,820,881	$0.08

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

	Nine months ended September 30,
	2021	2020	$ change	% change
Net sales	$188,271	$172,048	$16,223	9%
Gross profit	46,546	44,667	1,879	4%
Gross profit percentage	24.7%	26.0%
COSTS AND EXPENSES:
General and administrative expenses	26,121	21,744	4,377	20%
% of net sales	13.9%	12.6%
Selling and distribution expenses	16,380	18,720	(2,340)	(13%)
% of net sales	8.7%	10.9%
Amortization of purchased intangible assets	823	1,076	(253)	(24%)
% of net sales	0.4%	0.6%
Restructuring expenses	127	3,305	(3,178)	(96%)
Operating income (loss)	3,095	(178)	3,273	1,839%
Other income (expense), net	304	(118)	422	358%
Interest expense, net	(230)	(564)	334	59%
Income (loss) before income taxes	3,169	(860)	4,029	468%
Income tax provision (benefit)	610	(375)	985	263%
Net income (loss)	2,559	(485)	3,044	628%
Adjusted EBITDA	$17,349	$15,524	$1,825	12%

Net sales increased $16,223 compared with the same period of 2020 primarily due to the recovery in energy demand, which led to higher energy prices, increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. The first nine months of 2020 was severely impacted by the drop in demand for oil and gas and related drilling and well completion activity due to the COVID-19 pandemic.

Gross profit percentage decreased to 24.7% compared with the nine months of 2020 primarily due to lower average selling prices and a decrease in international sales at DynaEnergetics. The decline was partially offset by excess capacity charges and inventory reserves that were recorded at DynaEnergetics in the second quarter of 2020, as well as favorable project mix in NobelClad, and receipt of $4,134 ERC under the CARES Act in the first nine months of 2021.

General and administrative expenses increased $4,377 compared with the nine months of 2020 primarily due to an increase in outside services costs by $3,721 mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff, restoration of variable compensation by $1,050, and an increase in stock-based compensation expense by $890. The increases were partially offset by receipt of $1,028 ERC under the CARES Act.

Selling and distribution expenses decreased $2,340 compared with the same period of 2020 primarily due to reductions in provisions for expected credit losses by $3,227 and receipt of $1,236 ERC under the CARES Act. The decreases were partially offset by increases in depreciation expense by $900, salaries by $517 due to headcount additions and merit increases, increases from the restoration of variable compensation by $479, and higher outside service costs by $271.

Restructuring expenses and asset impairments of $127 in the nine months of 2021 primarily related to additional severance accruals for employee terminations associated with closing manufacturing operations in France in 2018. Expenses in 2020 primarily related to downsizing our direct labor workforce at DynaEnergetics in response to declining crude oil prices and corresponding demand for well perforating systems due to the COVID-19 pandemic.

Operating income of $3,095 in 2021 reflect higher earnings at DynaEnergetics and NobelClad during 2021, including receipt of $6,398 ERC under the CARES Act in the first nine months of 2021.

Other income, net of $304 in the nine months of 2021 primarily related to a gain on the sale of a fully depreciated fixed asset by DynaEnergetics partially offset with net unrealized and realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $230 decreased compared with the nine months of 2020 primarily due to the repayment in full of our outstanding debt in the first quarter of 2021. Interest expense, net was also favorably impacted by interest on our investments in marketable securities.

Income tax provision of $610 was recorded on income before income taxes of $3,169. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the main drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective income tax rate was impacted favorably by discrete stock-based compensation windfall benefits of $832. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. We recorded an income tax benefit of $375 on loss before income taxes of $860 for the nine months of 2020. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The effective rate was also impacted favorably by discrete items of $549.

Net income for the nine months ended September 30, 2021 was $2,559, or $0.15 per diluted share, compared to net loss of $485, or $0.03 per diluted share, for the same period in 2020.

Adjusted EBITDA increased compared with the first nine months of 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2021	2020
Net income (loss)	$2,559	$(485)
Interest expense, net	230	564
Income tax provision (benefit))	610	(375)
Depreciation	8,400	7,167
Amortization of purchased intangible assets	823	1,076
EBITDA	12,622	7,947
Restructuring expenses and asset impairments	127	3,305
Stock-based compensation	4,904	4,154
Other (income) expense, net	(304)	118
Adjusted EBITDA	$17,349	$15,524

Adjusted Net Income and Adjusted Diluted Earnings per Share increased compared with the first nine months of 2020 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Nine months ended September 30, 2021
	Pre-Tax	Tax Provision	Net	Diluted weighted average shares outstanding	Diluted EPS
Net income, as reported	$3,169	$610	$2,559	17,250,525	$0.15
Restructuring expenses and asset impairments:
NobelClad	127	—	127	17,250,525	0.01

Adjusted net income	3,296	610	2,686	17,250,525	0.16

	Nine months ended September 30, 2020
	Pre-Tax	Tax (Benefit) Provision	Net	Diluted weighted average shares outstanding	Diluted EPS
Net loss, as reported	$(860)	$(375)	$(485)	14,759,062	$(0.03)
Restructuring expenses and asset impairments:
DynaEnergetics	2,922	896	2,026	14,759,062	0.14
NobelClad	264	77	187	14,759,062	0.01
Corporate	119	25	94	14,759,062	0.01

Adjusted net income	$2,445	$623	$1,822	14,759,062	$0.13

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

DynaEnergetics

Three months ended September 30, 2021 compared with three months ended September 30, 2020

	Three months ended September 30,
	2021	2020	$ change	% change
Net sales	$44,237	$34,201	$10,036	29%
Gross profit	9,924	8,194	1,730	21%
Gross profit percentage	22.4%	24.0%
COSTS AND EXPENSES:
General and administrative expenses	4,990	3,176	1,814	57%
Selling and distribution expenses	3,260	2,445	815	33%
Amortization of purchased intangible assets	89	269	(180)	(67%)
Restructuring expenses and asset impairments	—	133	(133)	(100%)
Operating income	1,585	2,171	(586)	(27%)
Adjusted EBITDA	$3,597	$4,170	$(573)	(14%)

Net sales were $10,036 higher than the third quarter of 2020 due to a recovery in energy demand, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. The year-over-year increase in net sales from North American activity was partially offset by lower international sales.

Gross profit percentage decreased to 22.4% compared with the third quarter of 2020 primarily due to a decline in high-margin international sales and higher material costs. These items were partially offset by receipt of $1,250 ERC under the CARES Act in the third quarter of 2021.

General and administrative expenses increased $1,814 compared with the third quarter of 2020 primarily due to an increase in outside services costs by $1,969 mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff. The increase was partially offset by receipt of $100 ERC under the CARES Act.

Selling and distribution expenses increased $815 compared with the third quarter of 2020 primarily due to increases in salaries, benefits, other-payroll related costs by $359 due to headcount additions and merit increases, increases in depreciation expense by $335, higher outside service costs by $170, increases from the restoration of variable compensation by $120, and an increase from resumption of business-related travel by $96. The increases were partially offset by receipt of $279 ERC under the CARES Act.

Restructuring expenses and asset impairments in 2020 primarily related to costs associated with the sale of the Tyumen, Siberia manufacturing facility.

Operating income decreased $586 compared with the third quarter of 2020 primarily due to the impact of lower high margin international sales, higher material costs, and higher selling, general and administrative expenses. The decline was partially offset by receipt of $1,629 ERC under the CARES Act.

Adjusted EBITDA decreased compared with the third quarter of 2020 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2021	2020
Operating income	$1,585	$2,171
Adjustments:
Restructuring expenses and asset impairments	—	133
Adjusted operating income	1,585	2,304
Depreciation	1,923	1,597
Amortization of purchased intangibles	89	269
Adjusted EBITDA	$3,597	$4,170

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

	Nine months ended September 30,
	2021	2020	$ change	% change
Net sales	$124,677	$111,065	$13,612	12%
Gross profit	29,034	29,640	(606)	(2)%
Gross profit percentage	23.3%	26.7%
COSTS AND EXPENSES:
General and administrative expenses	12,574	10,164	2,410	24%
Selling and distribution expenses	9,702	11,880	(2,178)	(18)%
Amortization of purchased intangible assets	451	788	(337)	(43)%
Restructuring expenses and asset impairments	—	2,922	(2,922)	(100)%
Operating income	6,307	3,886	2,421	62%
Adjusted EBITDA	$12,402	$12,218	$184	2%

Net sales were $13,612 higher than in the same period of 2020 due to a recovery in energy demand, which led to increased energy prices, drilling and well completion activity in North America, and increased sales of DynaEnergetics’ DS perforating systems. The year-over-year increase in net sales was partially offset by lower international sales. The first nine months of 2020 was severely impacted by the drop in energy demand and related drilling and completion activity due to the COVID-19 pandemic.

Gross profit percentage decreased to 23.3% compared with 2020 primarily due to lower average selling prices in 2021, which also contributed to lower fixed cost absorption, as well as a decline in high-margin international sales. The decline was partially offset by receipt of $2,696 ERC under the CARES Act.

General and administrative expenses increased $2,410 compared with 2020 primarily due to an increase in outside services costs by $3,525 mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff. The increase was partially offset by receipt of $333 ERC under the CARES Act.

Selling and distribution expenses decreased $2,178 compared with 2020 primarily due to reductions in provisions for expected credit losses by $2,915 and receipt of $800 ERC under the CARES Act. These decreases were partially offset by increases in depreciation expense by $901, increases in salaries by $491 due to headcount additions and merit increases, and increases from the restoration of variable compensation by $411.

Restructuring expenses and asset impairments in 2020 primarily related to downsizing our direct labor workforce in response to declining crude oil prices and corresponding demand for well perforating systems. We also recorded asset impairments and incurred costs associated with the sale of the Tyumen, Siberia manufacturing facility.

Operating income increased $2,421 compared with 2020 as increased sales volume, receipt of $3,829 ERC under the CARES Act, and a reduction in the provisions for expected credit losses more than offset lower average selling prices.

Adjusted EBITDA increased compared with 2020 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2021	2020
Operating income	$6,307	$3,886
Adjustments:
Restructuring expenses and asset impairments	—	2,922
Adjusted operating income	6,307	6,808
Depreciation	5,644	4,622
Amortization of purchased intangibles	451	788
Adjusted EBITDA	$12,402	$12,218

NobelClad

Three months ended September 30, 2021 compared with three months ended September 30, 2020

	Three months ended September 30,
	2021	2020	$ change	% change
Net sales	$22,938	$21,080	$1,858	9%
Gross profit	6,883	5,577	1,306	23%
Gross profit percentage	30.0%	26.5%
COSTS AND EXPENSES:
General and administrative expenses	933	878	55	6%
Selling and distribution expenses	2,208	2,106	102	5%
Amortization of purchased intangible assets	122	100	22	22%
Restructuring expenses and asset impairments	—	10	(10)	(100%)
Operating income	3,620	2,483	1,137	46%
Adjusted EBITDA	$4,587	$3,372	$1,215	36%

Net sales increased $1,858 compared with the third quarter of 2020 primarily due to the timing of shipment of projects out of backlog.

Gross profit percentage of 30.0% increased compared with the third quarter of 2020 primarily due to better project mix, higher sales volume on fixed overhead expenses and receipt of $550 ERC under the CARES Act.

General and administrative expenses increased $55 compared with the third quarter of 2020 primarily due to increases from the resumption of business travel by $36 and the restoration of variable compensation by $11.

Selling and distribution expenses increased $102 compared with the third quarter of 2020 primarily due to increases from the resumption of business travel by $72 and the restoration of variable compensation by $36.

Restructuring expenses and asset impairments of $10 in 2020 related to severance costs associated with the past closure of a manufacturing facility in France.

Operating income increased $1,137 compared with the third quarter of 2020 primarily due to improved project mix, the favorable impact of higher sales volume on fixed overhead expenses, and receipt of $719 ERC under the CARES Act. The increase was partially offset by higher general and administrative and selling and distribution expenses.

Adjusted EBITDA increased compared with the third quarter of 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2021	2020
Operating income	$3,620	$2,483
Adjustments:
Restructuring expenses and asset impairments	—	10
Adjusted operating income	3,620	2,493
Depreciation	845	779
Amortization of purchased intangibles	122	100
Adjusted EBITDA	$4,587	$3,372

Nine months ended September 30, 2021 compared with nine months ended September 30, 2020

	Nine months ended September 30,
	2021	2020	$ change	% change
Net sales	$63,594	$60,983	$2,611	4%
Gross profit	17,960	15,530	2,430	16%
Gross profit percentage	28.2%	25.5%
COSTS AND EXPENSES:
General and administrative expenses	2,636	2,649	(13)	—%
Selling and distribution expenses	6,230	6,388	(158)	(2)%
Amortization of purchased intangible assets	372	288	84	29%
Restructuring expenses and asset impairments	127	264	(137)	(52)%
Operating income	8,595	5,941	2,654	45%
Adjusted EBITDA	$11,573	$8,799	$2,774	32%

Net sales were $2,611 higher compared with 2020 primarily due to the timing of shipment of projects out of backlog.

Gross profit percentage of 28.2% increased compared with of 2020 primarily due to improved project mix, the favorable impact of higher sales volume on fixed expenses, and receipt of $1,438 ERC under the CARES Act.

General and administrative expenses were essentially flat compared with 2020.

Selling and distribution expenses decreased $158 compared with of 2020 primarily due to a prior year provision for expected credit losses of $178 associated with a customer that declared bankruptcy during the first quarter of 2020.

Restructuring expenses and asset impairments of $127 in 2021 related to additional severance liabilities for employees terminated as part of closing manufacturing operations in France in 2018. Expenses of $264 in 2020 related to severance costs.

Operating income increased $2,654 compared with 2020 primarily due to improved project mix, the favorable impact of higher sales volume on fixed expenses, and receipt of $1,958 ERC under the CARES Act.

Adjusted EBITDA increased compared with 2020 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2021	2020
Operating income	8,595	5,941
Adjustments:
Restructuring expenses and asset impairments	127	264
Adjusted operating income	8,722	6,205
Depreciation	2,479	2,306
Amortization of purchased intangibles	372	288
Adjusted EBITDA	11,573	8,799

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. The COVID-19 pandemic drove a sharp decline in DynaEnergetics' core oil and gas end markets and corresponding well-completion activity and demand for its perforating systems late in the first quarter of 2020. In April 2020, DMC announced several cost-containment actions to reduce our activity-based cost structure, limit spending and protect our balance sheet. These actions included reducing our workforce by 32%, implementing reduced work weeks at DynaEnergetics, significantly cutting selling, general and administrative expenses, reducing our capital expenditures budget by 50% and suspending the quarterly dividend. While the decline in crude oil prices and oil and gas demand accelerated early in the second quarter of 2020, sales volume has improved in the four consecutive quarters through the third quarter of 2021. Though NobelClad customers in the downstream energy industry have delayed various projects, NobelClad’s order backlog increased to $42,867 at September 30, 2021 from $39,884 at December 31, 2020.

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

These measures enabled us to improve our net cash position from $42,659 at December 31, 2020 to $181,952 at September 30, 2021, maintain our fully undrawn and available $50,000 revolving credit facility, and repay our capital expenditure term loan in full.

We believe that cash and cash equivalents and marketable securities on hand, cash flow from operations, funds available under our current credit facilities and any future replacement thereof, and potential proceeds from our at-the-market offering, will be sufficient to fund the working capital, debt service, if applicable, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions to raise additional funds if we believe market conditions are favorable. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor the continuing unprecedented financial and market conditions, including the impacts COVID-19 will have on credit availability and capital markets. We also continue to pursue potential acquisitions; the completion of any acquisition may significantly increase our capital requirements.

Debt facilities

As of September 30, 2021 we had no outstanding borrowings under our credit facility. On March 8, 2018, we entered into a five-year $75,000 credit facility which replaced in its entirety our prior syndicated credit facility entered into on February 23, 2015. The credit facility allows for revolving loans of up to $50,000 with a $20,000 US dollar equivalent sublimit for alternative currency loans. In addition, the agreement provides for a $25,000 Capex Facility which was used to assist in financing our DynaEnergetics manufacturing expansion project in Blum, Texas. At the end of year one, the Capex Facility converted to a term loan which was amortizable at 12.5% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2023. In February 2021, we repaid the outstanding Capex Facility balance of $11,750.
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

As of September 30, 2021 our available borrowing capacity was $50,000. Future borrowings are subject to compliance with financial covenants that could significantly limit such availability.

As of September 30, 2021, there were two significant financial covenants under our credit facility, a debt-to-EBITDA leverage ratio (“leverage ratio”) and a minimum liquidity ratio. The leverage ratio is defined in the credit facility for any trailing four quarter period as the ratio of Consolidated Funded Indebtedness (as defined in the agreement) on the last day of such period to Consolidated Pro Forma EBITDA for such period. For the September 30, 2021 reporting period, the maximum leverage ratio permitted by our syndicated credit facility was 3.00 to 1.0. The actual leverage ratio as of September 30, 2021, calculated in accordance with the credit facility, as amended, was 0.0 to 1.0.

The debt service coverage ratio, as defined in the credit facility, means, for any period, the ratio of Consolidated Pro Forma EBITDA less the sum of cash dividends, cash income taxes and Consolidated Unfunded Capital Expenditures (as defined in the agreement) to Debt Service Charges (as defined in the agreement). The minimum debt service coverage ratio permitted by our credit facility for the September 30, 2021 reporting period is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2021 was 6.0 to 1.0.

Our credit facility, as amended, also includes various other covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders, redemption of capital stock, incurrence of additional indebtedness, and mortgaging and pledging or disposition of major assets. As of September 30, 2021, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000.

Other contractual obligations and commitments

Our long-term debt balance decreased to $0 at September 30, 2021 from $8,139 at December 31, 2020. Our other contractual obligations and commitments have not materially changed since December 31, 2020.

Cash flows (used in) provided by operating activities

Net cash used in operating activities was $1,906 for the nine months ended September 30, 2021 compared with net cash provided by operating activities of $21,354 in the same period last year. The decrease primarily was due to an increased use of cash for working capital, which included higher accounts receivable, higher inventory levels to mitigate global supply chain bottlenecks and in anticipation of increased sales activity in future periods, and higher prepaid expenses and other assets related in part to payments to fund our Non-Qualified Deferred Compensation Plan and other prepaid service contracts. The increases in working capital were partially offset by higher accounts payable and accrued expenses resulting from increased purchasing activity.

Cash flows used in investing activities

Net cash flows used in investing activities for the nine months ended September 30, 2021 of $124,514 primarily related to investment in marketable securities of $123,984, using the proceeds from our May 2021 equity offering, and acquisitions of property, plant and equipment partially offset by proceeds from maturities of marketable securities of $4,799 from U.S. treasuries that were converted to cash upon maturity. Net cash flows used in investing activities for the nine months ended September 30, 2020 were $9,662 and related to the acquisitions of property, plant and equipment at DynaEnergetics.

Cash flows provided by (used in) financing activities

Net cash flows provided by financing activities for the nine months ended September 30, 2021 of $134,750 included net proceeds from our equity offering of $123,461 and our ATM equity program of $25,262 partially offset by repayment in full of the Capex Facility of $11,750 and treasury stock purchases of $2,476. Net cash flows used in financing activities for the nine months ended September 30, 2020 of $7,038 was due to dividend payments, treasury stock purchases, and repayments on the Capex Facility.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2020, except as provided below.

The proposed new regulation concerning mandatory COVID-19 vaccination of employees could have a material adverse impact on our business and results of operations.

On September 9, 2021, President Biden announced a proposed new rule requiring all employers with at least 100 employees to ensure that their employees are fully vaccinated or require unvaccinated workers to get a negative test at least once a week. The Department of Labor's Occupational Safety and Health Administration (“OSHA”) is drafting an emergency regulation to carry out this mandate, which is expected to take effect in the coming weeks. We currently have no details as to the requirements of the regulations, and it is not possible to predict with certainty the impacts the new regulation would have on us. As a company with more than 100 employees, we would be required to mandate COVID-19 vaccination of our workforce or require our unvaccinated employees to be tested on a weekly basis. This may result in increased costs, labor disruptions or employee attrition, which could be material as a substantial number of our employees are based in areas of the country where vaccination rates are below the national average. If we lose employees, it will be difficult in the current competitive labor market to find replacement employees, and this could have an adverse effect on future revenues and costs, which could be material. In addition, additional uncertainty could be caused by competing and potentially conflicting laws and regulations, such as the recent executive order issued by the governor of Texas prohibiting vaccine mandates. Accordingly, the proposed new OSHA regulation when implemented could have a material adverse effect on our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the third quarter of 2021, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2021	64	$56.21
August 1 to August 31, 2021	43,661	$41.31
September 1 to September 30, 2021	320	$39.38
Total	44,045	$41.32

(1) Share purchases in 2021 included 177 shares withheld to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and 43,368 share purchases related to the participant elections to diversify contributions of equity awards into other investment options available to participants in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan.
(2) As of September 30, 2021, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (295,261) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (142,565) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street

Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2021, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	October 21, 2021	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)