Form 10-K
period 2021-12-31
DMC Global Inc.
filed 2022-03-01
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $775,759,269 as of June 30, 2021.

The number of shares of Common Stock outstanding was 19,346,275 as of February 28, 2022.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2022 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2021.

PART I

ITEM 1.                                                Business

References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “DMC”, "DMC Global" and the “Company” refer to DMC Global Inc. and its consolidated subsidiaries. Unless stated otherwise, all dollar figures in this report are presented in thousands (000s).

Overview

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") is a diversified holding company. Today, DMC’s portfolio consists of Arcadia, DynaEnergetics, and NobelClad, which collectively address the architectural building products, energy, industrial processing and transportation markets. Arcadia supplies architectural building products, including exterior and interior framing systems, curtain walls, windows, doors, interior partitions, and highly engineered windows and doors for the high-end residential market. DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. NobelClad is a leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. Both DynaEnergetics and NobelClad operate globally through an international network of manufacturing, distribution and sales facilities. See Note 8 within Item 8 — Financial Statements and Supplementary Data for net sales, operating income, and total assets for each of our segments.

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

On December 23, 2021, as part of our strategy of building a diversified portfolio of industry-leading businesses with differentiated products and services, DMC completed the acquisition of 60% of the membership interests (the “Purchased Interests”) of Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. following a tax reorganization (collectively, “Arcadia”). The purchase was pursuant to an Equity Purchase Agreement dated December 16, 2021 and consideration for the Purchased Interests was $282.7 million and consisted of (a) cash of approximately $261.0 million and (b) approximately $21.7 million in shares of the Company’s common stock, par value $0.05 per share, subject to certain adjustments for working capital, cash and indebtedness, among other items.

Business Segments

Arcadia

Arcadia is a leading provider of architectural building products and operates in two divisions – Commercial and Residential

Commercial

Arcadia’s Commercial division is comprised of its exteriors business (“Commercial Exteriors”) and Wilson Partitions. The Commercial Exteriors business designs, engineers, fabricates and finishes aluminum framing systems, windows, curtain walls, storefronts and entrance systems comprising the exterior of buildings. It operates as an integrated network of facilities, with anodized and painted aluminum component products manufactured in Vernon, California, and multiple locations providing localized support. This business focuses on products targeted to regional needs and preferences, and product availability with short lead times. Commercial Exteriors locations serve a loyal customer base consisting primarily of glazing contractors, subcontractors, commercial architects, and designers in growing commercial markets in the western and southwestern U.S. In 2021, Commercial Exteriors division accounted for approximately 73% of Arcadia’s net sales.

Arcadia’s commercial interiors business, which operates under the name “Wilson Partitions," serves commercial framing and partitions markets across the U.S. It provides interior framing systems, aluminum doors, sliding systems and glazing systems. It is supported by manufacturing facilities in California, Connecticut and Texas. Wilson Partitions provides products for new construction and for repairs and remodels, and focuses on product capabilities, including noise control, fire rating, built-to-order custom finishes, and other functional and aesthetic features. Wilson Partitions has a national market base, which is supported by leveraging its facilities and a national sales force. In 2021, Wilson Partitions accounted for approximately 10% of Arcadia’s net sales.

Residential

The Arcadia residential business. sometimes referred to as “Arcadia Custom,” serves the national high-end residential real estate market and is supported by facilities in Arizona, California, and Connecticut. Arcadia Custom provides a complete offering of custom, fully fabricated aluminum, steel and wood windows and doors to luxury homes and mixed-use markets. The Arcadia Custom team works closely with architects, owners, contractors and installers to provide support throughout the planning, design and installation phases of a residential construction process. In fiscal 2021, Arcadia Custom accounted for approximately 17% of Arcadia’s net sales.

Business Strategy

Arcadia’s overall business strategy is to use its efficient manufacturing base to provide high-quality products that meet customers’ needs and preferences at attractive margins. The Commercial division maintains a strong focus on customer service, high product quality, a complete product offering, product availability, and industry-leading lead times. This has allowed the Commercial division to cultivate a highly diversified and long-tenured customer base and create significant competitive advantages relative to other exterior building products manufacturers. Arcadia seeks to continue to drive strong margins through increased productivity, cost management, integration and supply chain optimization and to deliver long-term organic growth through capacity expansion and growing Arcadia’s presence and market share in targeted geographic markets.

In Arcadia Custom, we strive to provide a broad offering of high quality products for luxury homes, while focusing on improving manufacturing efficiency and driving margin improvement. Arcadia Custom’s plans to deliver growth by removing capacity constraints and optimizing our sales force and dealer network.

Historically, Arcadia has looked to strategic acquisitions to broaden its product offerings and broaden access to markets, and management plans to continue to monitor opportunities for strategic acquisitions.

Environmental Sustainability

Arcadia operates its businesses with an ongoing focus on environmental sustainability, including hazardous waste recycling and initiatives aimed at reducing waste. All of Arcadia’s commercial building products and many of our residential products are made from aluminum and can be specified with recycled aluminum content. A substantial portion of Arcadia’s residential projects use steel (the most recycled building material in the world), and most of its steel products are recyclable.

Many of our architectural products help architects, developers, and building owners achieve their energy-efficiency and sustainability goals, by improving energy performance, thereby reducing greenhouse gas emissions, providing daylight and natural ventilation, and increasing comfort and safety for occupants. Arcadia offers high-performance products that comply with the Leadership in Energy and Environmental Design (LEED) Green Building Rating System. In addition, we offer a wide range of renovation solutions to help modernize aging buildings, providing significantly improved energy performance. Arcadia is committed to continuing to develop more energy efficient products for our customers.

Operations

Arcadia is headquartered in Vernon, California and operates four manufacturing facilities and 11 fabrication and distribution facilities. Anodized and painted aluminum components are manufactured in Arcadia’s Vernon, California facilities, with additional painting and manufacturing capacity in its Tucson, Arizona and Connecticut facilities.

Products

The Commercial Exterior division manufactures, assembles and sells aluminum window and door systems, as well as architectural components. These include architectural framing systems, curtain and window walls, entrances and sun control products. Our product offerings allow architects to create distinctive looks for buildings such as office towers, hotels, education and athletic facilities, health care facilities, government buildings, retail centers, mixed use and multi-family residential buildings, while also meeting functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

Wilson Partitions manufactures and sells door framing systems, aluminum doors, sliding systems and glazing systems.

Arcadia Custom designs and manufacturers thermally broken steel and aluminum windows and doors and custom wood doors and windows. Custom windows are often sold with glass included.

We offer product and service warranties that we believe are competitive for the markets in which our products are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served.

Suppliers and Raw Materials

The raw materials used in each of Arcadia's businesses are primarily commodities. Specifically, Arcadia uses aluminum in our commercial products and glass, aluminum, steel and wood in our residential products. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time and are primarily sourced in North America. Generally, we have been able to address price increases in our product pricing to customers. The results of operations can be impacted by a delay between the time of a raw material cost increase and our price capture.

Raw materials are generally available from numerous sources. Aluminum is our most important raw materials, and we currently source from several major suppliers. We generally have good relationships with our suppliers and strive to proactively manage raw materials availability and pricing.

Competition

Commercial

The North American commercial construction market is highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, on-time delivery, lead-time, project management, technical engineering and design services. To protect and enhance our competitive position, we maintain strong relationships with our customers and strive to provide value to all persons in the value chain. There is a great deal of competition in the North American commercial window and storefront manufacturing industry, and the Commercial division competes against several national, regional and local aluminum window and storefront manufacturers, as well as regional paint and anodizing finishing companies.

With respect to Arcadia’s Commercial division, we believe our low-cost manufacturing platform, supply chain management, broad product offering, product quality and availability, industry-leading lead times and highly diversified and long-tenured customer base, create significant competitive advantages relative to many other exterior building products manufacturers.

Arcadia Custom

Arcadia Custom faces competition nationally from several large, well-known competitors and from many smaller regional competitors. Competitive factors include product quality and design, aesthetics, dealer relationships and relationships with architects and luxury home builders.

Marketing, Sales, Distribution

The Commercial division relies on a reputation for strong customer service, quality products and competitive lead times to maintain and attract customers. It has strong relationships with local glaziers, installers, and subcontractors.

Wilson Partitions sells through a national in-house sales force.

Arcadia Custom’s sales strategy focuses on direct selling through a national internal sales team that markets our products to architects and luxury home builders. The sales team also focuses on attracting and retaining dealers by striving to consistently provide exceptional customer service, leading product designs and quality, technical expertise, and competitive pricing.

Ownership and Management

Following the closing of the Arcadia acquisition, the Company (through its direct ownership and indirect ownership through DMC Korea) owns 60% of Arcadia and the remaining 40% is owned by New Arcadia Holdings, Inc., which is wholly-owned by Synergex Group LLC, Trustee of the Munera Family ESBT, which was previously the majority owner of Arcadia, Inc. (“Munera”). Arcadia is governed by an Operating Agreement among the Company, Arcadia and Munera (the “Operating Agreement”). Pursuant to the Operating Agreement, the Company has the right to appoint four directors to Arcadia’s board of directors (the “Board”), one of whom will serve as Chairman of the Board, and Munera will have the right to appoint three directors. If Munera’s ownership in Arcadia declines, the number of directors it has the right to appoint will be reduced in the manner set forth in the Operating Agreement. The Board will generally act by majority vote of the directors, but certain matters specified in the Operating Agreement will require the affirmative vote of 80% of the directors.

At any time at or after the third anniversary of the effective date of the Operating Agreement, Munera shall have the right (but not the obligation) to require the Company to purchase (the “Put Option”) its interests in Arcadia for a price based on the higher of (a) a value based on the Acquisition purchase price and (b) a multiple of Arcadia’s average EBITDA for the preceding two fiscal years and its projected EBITDA for the then-current fiscal year (the “Option Purchase Price”), and the Company shall have the right (but not the obligation) to purchase all of Munera’s interests for the same price (the “Call Option”). If the Put Option is exercised, the Option Purchase Price will be paid, at DMC’s option, (i) in cash or (ii) 20% in cash and 80% in shares of preferred stock of the Company. If the Company, exercises the Call Option, the Option Purchase Price will be paid in cash. The Operating Agreement also provides for rights of first refusal and “drag-along” rights pursuant to which we could, in certain circumstances, acquire Munera’s interests prior to the third anniversary of the effective date of the agreement.

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

In unconventional wells, multiple perforating systems, which generally range from seven inches to three feet in length, are connected end-to-end into a perforating “string.” The string is lowered into the well and then pumped by fluid across the horizontal lateral to the target location within the shale formation. When the perforating system is initiated via an electronic or digital signal from the surface, the shaped charges detonate.DynaEnergetics designs, manufactures and sells all five primary components of a perforating system: the initiation system, shaped charges, detonating cord, gun hardware, and a control panel.

In North America’s well-completion industry, perforating components traditionally have been assembled by highly trained personnel at the well site or nearby assembly facility. In 2015, DynaEnergetics began assembling its perforating systems in a controlled environment at its manufacturing facilities. The systems, marketed as DynaStage® (DS) Factory-Assembled, Performance-Assured™ perforating systems, are shipped directly to the customers’ well-site or remote shop. Since 2015, DynaEnergetics has added several new DS products to accommodate evolving industry conditions and needs.

Operations

The DynaEnergetics segment seeks to build on its products and technologies, as well as its sales, supply chain and distribution network. During the three years ended December 31, 2021, 2020 and 2019, the DynaEnergetics segment represented approximately 67%, 64% and 78% of our consolidated net sales, respectively.

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

Products

IS2: DynaEnergetics has been focused on the advancement of safe and selective perforating products for use in North America’s shale, or onshore, unconventional, oil and gas industry. Among these products are the IS2™ Intrinsically Safe

Initiating Systems, which include the IS2TM Customer Assembled (CA) detonator and the wire-free IS2 Top Fire (TF) detonator. The IS2 TF detonator is the key enabling technology in DynaEnergetics’ family of DS Factory-Assembled, Performance-Assured DynaStageTM perforating systems. The IS2 detonators require a specific digital code for firing and are immune from induced currents and voltages, static electricity and high-frequency irradiation. These safety features substantially reduce the risk of unintentional detonation and enable concurrent perforating and hydraulic fracturing operations at well sites with multiple wellbores, improving operating efficiencies for customers. Work continued in 2021 to keep this product line up-to-date and responsive to the exacting needs of today's environment, including adding a specifically designed IS2 MS igniter for our DS MicroSet™

DS Systems: Our DS InfinityTM Factory-Assembled, Performance-Assured perforating systems combine all of our advanced technologies into a preassembled perforating gun that is armed at the well site with our Plug-and-Go™ IS2 TF detonator. The IS2 TF detonator is completely wire-free, and eliminates the customary process of wiring the detonator into the perforating system at the well site. All DS systems are operated using our in-house designed InfinityTM Control Panel. The Infinity Panel is highly intuitive and allows the gun string to be safely tested and monitored throughout the pump-down operation. The system also incorporates a shot detection function resulting in significant time and cost savings. Recent design advancements to the IS2 line of initiation products enable customers to safely and reliably fire up to 100 systems and set a plug in a single run. All DS systems can be tested before going down hole using our Infinity Surface Tester, reducing the risk of lost time, mishaps, misruns and misfires due to a system fault.

DynaEnergetics has expanded the family of DS perforating systems with various models: DS Echo™, for re-frac applications; DS Gravity™, a self-orienting system for oriented perforating; and DS LoneStar™, a single-shot system that delivers large, ultra-consistent entry holes. DS Trinity™, an ultra-compact system that features three explosive shaped charges on a single or dual radial plane; and DS NLine™, an oriented systems that features several shaped charges on a lateral plane. During 2021 DynaEnergetics continued to refine its systems to further improve reliability and worked to expand our product offering building on the success of DS Lonestar™ to successfully field trial an expanded 3.5” diameter product which we expect to launch in the first quarter of 2022.

Shaped Charges: DynaEnergetics develops and sells a wide range of shaped charges for use in its perforating systems, including the LoneStar and EchoFrac™ charges specifically designed for sale in their respective systems. DynaEnergetics also sells HaloFrac™ charges, which incorporate advancements in liner materials and shaped charge geometry to improve hydraulic fracturing performance, the FracTune™ family of shaped charges, which delivers uniform hole diameter in the well casing independent of shot phasing and gun positioning within the well bore, and the DPEX™ family of charges, which feature energetic liners. All three charge lines can be used with the DynaStage perforating system as well as conventional perforating gun systems across a range of gun diameters. In 2021 DynaEnergetics further expand its shaped charge product offerings to support the increasingly precise requirements of our customers, resulting in an expansion of our LoneStar and Fractune charge portfolios

TCP Systems: DynaEnergetics Tubing Conveyed Perforating ("TCP") systems are customized for individual customer needs and well applications. TCP enables perforating of conventional vertical wells, as well as highly deviated and horizontal wells. These types of wells are increasingly being drilled by the off-shore industry and in applications outside the U.S. TCP tools also perforate long intervals in a single trip, which significantly improves rig efficiency. Our TCP tool range includes mechanical and hydraulic firing systems, gun releases, redundant firing heads, under-balancing devices and auxiliary components. Our tools are designed to withstand downhole temperatures of up to 260 degrees Celsius (500 degrees Fahrenheit) for safe and quick assembly at the well site and to allow unrestricted total system length.

Setting and Ballistic Release Tools: DynaEnergetics also sells products that perform critical downhole functions associated with the perforating process. DS MicroSet™ is a compact, disposable setting tool used to install the frac plugs that isolate stages in a multi-stage, unconventional oil or gas well. DS Liberator™ is a ballistic release tool that enables the wireline service company to disengage from a perforating string that has become stuck in the well bore.

Plug and Abandonment: Our DynaSlotTM perforating system is designed for plug and abandonment (P&A) operations. During well abandonment, the wellbore is encased and permanently sealed so that layers of sedimentary rock, and in particular freshwater aquifers, are pressure isolated from each other and the wellbore. The DynaSlot perforating system facilitates this process by creating access to a full 360-degree area between the rock formations and the tubing and/or casing. Customers use the unique helical perforation pattern created by DynaSlot to perform cement squeeze operations that seal off the wellbore. DynaEnergetics maintains its DPU and XPU shaped charge lines, which are designed for P&A and well remediation applications and enable perforating through two or more layers of casing and into the formation. DynaEnergetics also has successfully developed an Encapsulated DynaSlot charge specifically targeting the demanding application of cutting control lines.

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

Customer Profile

DynaEnergetics' perforating and seismic products are purchased by international and U.S. oilfield service companies of all sizes working in both onshore and offshore oil and gas fields. Our customers select perforating products based on their leading performance, system compatibility, product pricing, and ability to address a broad spectrum of factors, including pressures and temperatures in the wellbore and geological characteristics of the targeted formation.

The customers for our energy products can be divided into five broad categories: purchasing centers of large service companies, international service companies, independent international and North America-based service companies (often referred to as “wireline” companies), E&P companies with and without their own service companies, and local resellers.

Marketing, Sales, Distribution

DynaEnergetics’ worldwide marketing and sales efforts for its oilfield and seismic products are located in Troisdorf, Germany and Houston, Texas. DynaEnergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, education of current and prospective service-company customers about our products and technologies, and education of E&P companies about the benefits of our products and technologies in an effort to generate pull-through demand. Currently, DynaEnergetics sells its oilfield and seismic products through wholly owned affiliates in Germany, the U.S., and Canada, and through independent sales agents in other parts of the world. DynaEnergetics serves the Americas region through its network of sales and distribution centers in the United States and Canada. In 2021, DynaEnergetics upgraded its website and launched a mobile version of its app to provide better information and tools to our customers and E&P companies as they select their completion systems, place orders, and track deliveries.

DynaEnergetics also designs and manufactures customized perforating products for third-party customers according to their designs and requirements.

Research and Development

DynaEnergetics devotes substantial resources to its research and development (R&D) programs. Based predominantly in Troisdorf, Germany, the R&D team works closely with sales, product management, and operations management teams to establish priorities and effectively manage individual projects. Through its ongoing involvement in oil and gas industry trade shows and conferences, DynaEnergetics has increased its profile in the oil and gas industry. In addition to its existing shaped charge test facility, which can simulate downhole, wellbore, and reservoir pressure conditions to develop and test high performance perforating charges for both oil companies and service providers, the R&D group has a purpose-built pressure vessel which can reach 30,000 psi test pressures and be heated to up to 200 degrees Celsius (392 degrees F). This enables the R&D group to support the oil and gas industry with test methods for new products that realistically simulate potentially difficult downhole conditions. An R&D plan, which focuses on new technology, products, process support and contracted projects, is prepared and reviewed at least quarterly. R&D costs are included in our cost of products sold and were $6,378, $6,335, and $7,057 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Clad Metal End-Use Markets

Explosion-welded clad metal is primarily used in the construction of large industrial processing equipment that is subject to high pressures and temperatures and/or corrosive processes. Explosion-welded clad plates also can be cut into transition joints, which are used to facilitate conventional welding of dissimilar metals. The eight broad industrial sectors discussed below comprise the bulk of demand for NobelClad’s products, with oil and gas and chemical and petrochemical constituting approximately 60% of NobelClad sales in 2021. This demand is driven by the underlying need for both new equipment and facility maintenance in these primary market sectors.

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

New Applications/Industry Development

NobelClad continues its efforts in applications and materials innovations, with the goal of expanding NobelClad’s end-use markets and customer base. Examples of these efforts include the development of a new application of clad in the production of engineered wood, development of improved electrical transition joints for smelting applications, and structural transition joints for automotive applications. NobelClad is also engaged in research efforts related to using clad products in concentrating solar power production facilities.

Operations

NobelClad seeks to build on its leadership position in its markets. During the three years ended December 31, 2021, 2020 and 2019, the NobelClad segment represented approximately 33%, 36% and 22% of our consolidated net sales, respectively. Our manufacturing plants and their respective shooting sites in Pennsylvania and Germany provide the production capacity to address projects for NobelClad’s global customer base.

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

Competition

Hot Roll Bonding and Weld Overlay.  NobelClad faces competition from two primary alternative cladding technologies: hot roll bonding and weld overlay. Usually, the three processes do not compete directly, as each has its own preferential domain of application relating to metal used and thicknesses required. However, specific project considerations such as technical specifications, price and delivery time, may allow these technologies to compete more directly with explosion-welding. Roll bond is only produced by a few steel mills in the world. In this process, the clad metal and base metal are bonded during the hot rolling operation in which the metal slab is converted to plate.

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

Customer Profile

NobelClad’s customers can be divided into three tiers: the product end users (e.g., operators of chemical processing plants, and aluminum smelting plants), the engineering contractors that design and construct plants for end users, and the metal fabricators that manufacture the products or equipment that utilize NobelClad’s metal products. It is typically the fabricator that places the purchase order with NobelClad and pays the corresponding invoice. NobelClad has developed strong relationships over the years with the engineering contractors, process licensors, and equipment operating companies that frequently act as buying agents for fabricators.

Marketing, Sales, Distribution

NobelClad conducts its selling efforts by marketing its services to potential customers' senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars, website inquiries, webinars, and trade shows. NobelClad’s sales office in the United States covers both North and South America. Its sales offices in Europe cover the full European continent, Africa, the Middle East, India, and Russia. NobelClad also has sales offices in South Korea, Singapore and China to address these markets and uses contract agents to cover various other countries. Contract agents typically work under multi-year agreements which are subject to sales performance targets as well as compliance with NobelClad quality, customer service and compliance expectations. By maintaining relationships with its existing customers, developing new relationships with prospective customers, and educating all its customers as to the technical benefits of NobelClad’s products, NobelClad endeavors to assist in setting standard specifications, both by our customers and the American Society of Mechanical Engineers and ASTM International, to ensure that the highest quality and reliability are achieved.

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

Corporate History and Recent Developments

The Company originated as an unincorporated business called “Explosive Fabricators,” which was formed in Colorado in 1965. The business was incorporated in Colorado in 1971 under the name “E. F. Industries, Inc.,” which was later changed to “Explosive Fabricators, Inc.” The Company became publicly traded in 1976. In 1994, it changed its name to “Dynamic Materials Corporation.” The Company reincorporated in Delaware in 1997.

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

In 2021, the Company completed the acquisition of 60% of the membership interests in Arcadia. This acquisition diversified the markets and industries in which we operate and dramatically expanded our addressable markets.

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

As of December 31, 2021, following the acquisition of Arcadia, we had 1,503 permanent and part-time employees (1,287 U.S. and 216 non-U.S.), the majority of whom are engaged in manufacturing operations, with the remainder primarily in sales, marketing and administrative functions. None of our manufacturing employees are unionized. In addition, we use a number of temporary workers at any given time, depending on the workload. We currently believe that employee relations are good.

Compensation and Benefits. Our compensation and benefits teams strive to develop and implement policies and programs that are fair to employees, support our business goals, maintain competitiveness, and promote shared fiscal responsibility among the Company and our employees. We offer employees benefits that vary by country and are designed to meet or exceed the requirements of local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include traditional and Roth 401(k) plans with matching employer contributions; health benefits; life and disability insurance; additional voluntary insurance; paid counseling assistance; paid time off and parental leave; and a tuition reimbursement program. We also sponsor an employee stock purchase plan to encourage employees to acquire an ownership stake in DMC.

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

Diversity and Inclusion. We believe that we will be most successful with a diverse employee population and encourage hiring and promotion practices that focus on the best talent and the most effective performers. Because we operate a global business across multiple business segments, products and service areas, we believe it is especially important that we attract employees with diverse backgrounds and the capability to address customer needs across the numerous cultures in the countries in which we operate. Our commitment to diversity and inclusion starts at the top with a highly skilled and diverse Board of Directors. We adopted a formal diversity and inclusion program in May 2021.

Employee Development. DMC strives to identify top talent within the Company, and to provide opportunities for employees to progress to higher levels within the organization. We seek to maximize each employee’s developmental potential through a combination of training and experience.

Ethics. Our directors and all employees, including senior management, conduct themselves in accordance with the highest professional and ethical standards, informed by a robust Code of Ethics and Business Conduct (the “Code”). We are committed to ensuring a fair workplace for our employees as well as partners with whom we do business. We have strict policies to protect against unlawful discrimination and harassment, and a Compliance Hotline that provides an alternative and anonymous method of reporting suspected violations of the Code, DMC’s corporate policies or applicable laws. We are in the process of bringing Arcadia employees into DMC’s corporate policies and programs.

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

Intellectual Property

We hold a variety of intellectual property through our businesses including but not limited to patents, patent applications, registered and unregistered trademarks, trade secrets, proprietary information and know-how. We have followed a policy of seeking patent and trademark protection in countries and regions throughout the world for products and methods that appear to have commercial significance.

No single patent or trademark is considered to be critical to any of Arcadia's, DynaEnergetics', or NobelClad's businesses.
We are careful in protecting our proprietary know-how and manufacturing expertise in Arcadia, DynaEnergetics, and NobelClad, and each business unit has implemented measures and procedures designed to ensure that the information remains confidential.

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

The following represents our net sales based on the geographic location of the customer for the years noted. Arcadia was purchased in late December 2021 and no net sales were recorded in the period from the date of acquisition to December 31, 2021. Therefore, the table excludes Arcadia for the periods presented.

	(Dollars in Thousands)
	For the years ended December 31,
	2021	2020	2019
United States	$173,336	$149,214	$309,826
Canada	16,929	10,428	17,688
China	10,365	5,390	28
Russia	4,057	24	2,942
United Arab Emirates	3,843	4,848	6,614
Ukraine	3,742	1,591	3,824
Egypt	3,519	3,453	3,366
Germany	3,270	5,704	4,900
Oman	3,115	2,551	3,197
India	3,062	7,236	1,831
Belgium	2,547	1,213	2,365
France	2,522	2,904	3,643
Norway	2,211	2,583	5,003
Netherlands	2,200	1,850	2,181
South Korea	2,144	1,972	2,964
Hong Kong	1,731	435	909
Australia	1,567	2,667	2,151
Kuwait	1,559	1,716	1,068
Italy	1,467	1,220	967
Sweden	1,208	1,569	2,016
Indonesia	1,131	1,832	1,934
Singapore	1,009	870	6
Algeria	976	1,068	645
Romania	913	465	597
South Africa	886	235	1,047
Saudi Arabia	553	535	522
Pakistan	543	876	850
Spain	473	2,670	1,706
Bahrain	451	669	1,820
United Kingdom	418	156	558
Taiwan	415	588	565
Argentina	405	298	500
Rest of the world	7,548	10,331	9,317

Net sales	$260,115	$229,161	$397,550

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

Summary of Material Risk Factors

The following is a summary of the material risk factors that could adversely affect our business, financial condition, and results of operations:

Risk Factors Related to Arcadia

•North American and global economic and industry-related business conditions materially affect our sales and results of operations.
•An inability to successfully develop new products or improve existing products could negatively impact our ability to attract new customers and/or retain existing customers.
•If we are unable to manage our supply chain effectively, including availability and price of materials used in our products, our results of operations will be negatively affected.
•Product quality issues and product liability claims could adversely affect our operating results.

Risk Factors Related to DynaEnergetics

•Demand for DynaEnergetics’ products is substantially dependent on the levels of expenditures by the oil and gas industry. Decreases or expected decreases in oil and gas prices and reduced expenditures in the oil and gas industry could have a material adverse impact on our financial condition, results of operations and cash flows.
•Failure to adjust our manufacturing and supply chain to accurately meet customers demand could have a material adverse effect on our results of operations.
•Failure to manage periods of growth or contraction may seriously harm our business.
•We may not be able to continue to compete successfully against other companies in our industry.
•If we are not able to design, develop, and produce commercially competitive products in a timely manner in response to changes in the market, customer requirements, competitive pressures, and technology trends, our business and consolidated results of operations and the value of our intellectual property could be materially and adversely affected.
•Demand for DynaEnergetics products could be reduced by existing and future legislation, regulations and public sentiment.

Risk Factors Related to NobelClad

•NobelClad’s business is dependent on sales to a limited number of customers in cyclical markets and our results are affected by the price of metals.
•We are dependent on a relatively small number of large projects and customers for a significant portion of our net sales.
•Our backlog figures may not accurately predict future sales.
•There is a limited availability of sites suitable for cladding operations.
•There is no assurance that we will continue to compete successfully against other manufacturers of competitive products.
•Customers have the right to change orders until products are completed.
•We do not maintain a reserve fund for warranty or defective products claims. Our costs could substantially increase if we experience a large claim or a significant number of warranty claims.

Risk Factors Related to our Businesses Generally

•The COVID-19 pandemic and related economic impacts have had, and are likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.
•Our operations are subject to political and economic instability and risk of government actions that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
•Our operating results fluctuate from quarter to quarter.
•We are exposed to potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of many of our operating subsidiaries.
•Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.
•The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.
•If our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
•Tariffs imposed by the U.S. government and related counter tariffs have increased our costs, limited the availability of metals and may lead to further trade conflicts.
•Failure to attract and retain key personnel and source sufficient labor could adversely affect our current operating results.
•A failure in our information technology systems or those of third parties, including those caused by security breaches, cyber-attacks or data protection failures, could disrupt our business, damage our reputation, result in litigation or enforcement action, and cause losses.
•If we fail to establish and maintain adequate internal controls over financial reporting, we may not be able to report our financial results in a timely and reliable manner, which could harm our business and impact the value of our securities.
•We are subject to litigation and may be subject to additional litigation in the future.

Legal and Regulatory Risks

•Our operations require us to comply with numerous laws and regulations, violations of which could have a material adverse effect on our operations, financial condition or cash flows.
•The use of explosives in our DynaEnergetics and NobelClad manufacturing processes and products subject us to additional environmental, health and safety laws and any accidents or injuries could subject us to significant liabilities.
•Demand for our products could be reduced by existing and future legislation, regulations and public sentiment.
•We are subject to extensive environmental, health and safety laws and failure to comply with such laws and regulations could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
•Changes in or interpretation of tax law control could impact the determination of our income tax liabilities for a tax year.

Intellectual Property Risks

•Our failure to protect our proprietary information and any successful intellectual property challenges against us could materially and adversely affect our competitive position.
•We may incur substantial costs defending against third parties alleging that we infringe their proprietary rights.

Risks Related to Acquisitions

•The acquisition of Arcadia may not achieve its intended results and may result in us assuming unanticipated liabilities.
•We have and will incur substantial financial obligations in connection with the Acquisition.
•After the Arcadia acquisition, DMC is the majority shareholder of Arcadia, and our interest in Arcadia is subject to the risks normally associated with the conduct of businesses with a minority shareholder.
•Fully integrating Arcadia’s business following the acquisition may be more difficult, costly and time-consuming than expected, which may adversely affect our results of operations and the value of our Common Stock.
•The acquisition of Arcadia is expected to materially complicate the timely achievement of effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business and stock price.
•To the extent that we seek to further expand our business through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations.

Risk Factors Related to Our Common Stock

•The price and trading volume of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.
•Holders of our common stock do not currently receive dividends and our dividend may not be reinstated in the future.

Risk Factors Related to Arcadia

North American and global economic and industry-related business conditions materially affect our sales and results of operations

Our Arcadia businesses are significantly influenced by North American economic conditions and the cyclical nature of the North American commercial and residential construction industry. The construction industry is impacted by macroeconomic trends, such as availability of credit, employment levels, consumer confidence, interest rates and commodity prices. In addition, changes in architectural design trends, demographic trends, and/or remote work trends could negatively impact demand for our products. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

The markets in which Arcadia operates are highly competitive and many of our competitors are larger and better capitalized than we are. These competitors may be better able to withstand changes in conditions within the industries and markets in which we operate and may have significantly greater operating and financial flexibility than we have. Moreover, barriers to entry are low in certain product lines and new competitors may enter our industry, whether within the U.S. or internationally. An increase in competition, including in the form of aggressive pricing by new market entrants or offerings of alternative building materials, could cause us to lose customers and lead to decreases in net sales and profitability if we are not able to respond adequately to such challenges. The actions of our existing competitors or new competitors could result in loss of customers and/or market share. Changes in our competitors' products, prices or services could negatively impact our market share, net sales and/or margins.

An inability to successfully develop new products or improve existing products could negatively impact our ability to attract new customers and/or retain existing customers.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new or improved production processes proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

If we are unable to manage our supply chain effectively, including availability and price of materials used in our products, our results of operations will be negatively affected

We obtain a significant portion of our key raw materials, such as aluminum extrusions, from a few key suppliers. While we structure many of our supply arrangements to moderate the effects of fluctuations in the market for raw aluminum and we endeavor to adjust our pricing to offset potential impacts, operating results could be negatively impacted by price movements in the market for raw aluminum. In recent years, and particularly in the past year, we have seen increased volatility in the price of aluminum that we purchase from our key suppliers.

Our suppliers are subject to the fluctuations in general economic cycles. Global economic conditions may impact their ability to operate their businesses, including recent impacts from the evolving COVID-19 pandemic and related government actions. Our suppliers may also be impacted by the increasing costs or availability of raw materials, labor and transportation. Some of our suppliers may not be able to handle commodity cost volatility or changing volumes while still performing up to our specifications. These factors may cause suppliers to be unable to meet their commitments or to negatively change the terms of the supply arrangements.

The loss of, or substantial decrease in the availability of, products from our suppliers, or the loss of a key supplier, could adversely impact our financial condition and results of operations. If any of our key suppliers are unable to meet their commitments, or if those supply arrangements are terminated, we may not be able to obtain certain raw materials on commercially reasonable terms or at all, and may suffer a significant interruption in our ability to manufacture our products, including because it may be difficult to find substitute or alternate suppliers as the aluminum extrusions we use are customized.

We could also be required to maintain higher inventory levels as we address supply uncertainties. Such developments would result in higher costs and ultimately a decrease in our revenues and profitability. If our supply of raw materials is disrupted or our delivery times are extended, our results of operations and financial condition could be materially adversely affected.

Product quality issues and product liability claims could adversely affect our operating results

We believe that future orders of our products will depend on our ability to maintain the performance, reliability, quality and timely delivery standards required by our customers. We have in the past been and currently are subject to product liability and warranty claims. If our products have performance, reliability or quality problems, or products are installed improperly, we may experience additional warranty expense; reduced or canceled orders; or delays in the collection of accounts receivable. Additionally, product liability and warranty claims could result in costly and time-consuming litigation that could require significant time and attention of management and involve significant monetary damages that could negatively impact our operating results. There is no assurance that the number and value of product liability and warranty claims will not increase as compared to historical claim rates, or that our warranty reserve at any particular time will be sufficient. No assurance can be given that coverage under insurance policies, if applicable, will be adequate to cover future product liability claims against us. If we are unable to recover on an insurance claims, in whole or in part, or if we exhaust our available insurance coverage at some point in the future, then we might be forced to expend legal fees and settlement or judgment costs relating to product liability and warrant claims, which could negatively impact our profitability, results of operations, cash flows and financial condition.

Risk Factors Related to DynaEnergetics

Demand for DynaEnergetics’ products is substantially dependent on the levels of capital expenditures by the oil and gas industry. Decreases or expected decreases in oil and gas prices and reduced expenditures in the oil and gas industry could have a material adverse impact on our financial condition, results of operations and cash flows.

Demand for the majority of our products depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Higher oil and gas prices have resulted in increasing North American completion activity and increased expenditures by the oil and gas industry. This has resulted in increased cash flows for E&P companies; however, E&P companies are still seeking to control their cost of operations and this has continued to result in downward pressure on prices for our products. In addition, the oil and gas industry has historically been cyclical, and higher oil prices could reverse at any time. If this occurs, we would expect an increased risk of reduced or delayed oil and gas exploration and production spending, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, all of which could result in reduced demand for our products, downward pressure on selling prices for our products and decreased revenues and profits. These effects would likely have a material adverse effect on our financial condition, results of operations and cash flows.

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
•oil and gas production levels in the U.S. and in other non-OPEC countries;
•the level of excess production capacity;
•speculation as to the future price of oil and the speculative trading of oil and natural gas futures contracts;
•government initiatives to restrict oil and gas drilling or development or promote the use of renewable energy sources and public sentiment regarding the same;
•political and economic uncertainty, geopolitical unrest, and acts of war;
•the level of worldwide oil and gas exploration and production activity;
•access to potential resources;
•changes in governmental policies, subsidies, or sanctions;
•the costs of exploring for, producing and delivering oil and gas;

•technological advances affecting energy consumption; and
•weather conditions.

Continued or worsening conditions in the oil and gas industry generally may have a further material adverse effect on our business, financial condition, results of operations, cash flows and prospects.

Failure to adjust our manufacturing and supply chain to accurately meet customer demands could have a material adverse effect on our results of operations.

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

Periods of contraction or reduced net sales, or other factors negatively affecting particular markets, require us to assess whether facilities remain viable, whether staffing levels need to be reduced, and how to respond to changing levels of customer demand. While maintaining excess capacity or higher levels of employment entails short-term costs, reductions in capacity or employment could impair our ability to respond to new opportunities and programs, market improvements or to maintain customer relationships. Our decisions to reduce costs and capacity can affect our short-term and long-term results and result in restructuring charges.

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

The markets in which we operate are highly competitive. DynaEnergetics competes with a broad spectrum of companies that produce and market perforating services and products. Many of these companies are large national and multi-national companies, including the oil and natural gas industry’s largest oilfield service providers. These companies have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. In addition, we compete with many smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. To remain competitive, DynaEnergetics must continue to provide innovative products at competitive prices and maintain an excellent reputation for value, quality, on-time delivery, and safety. If we fail to compete successfully against our competition, we may be unable to maintain acceptable sales levels, prices and margins for our products, which could have a material adverse effect on our business, financial condition, and results of operations.

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

Demand for DynaEnergetics products could be reduced by existing and future legislation, regulations and public sentiment.

Regulatory agencies and environmental advocacy groups in the United States, the E.U., and other regions or countries have been focusing considerable attention on emissions of carbon dioxide, methane and other greenhouse gases and their role in climate change. There is also increased focus, including by governments and our customers, investors and other stakeholders, on these and other sustainability and energy transition matters. Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as initiatives by governments, non-governmental organizations, and companies to conserve energy or promote the use of alternative energy sources, and negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment, may significantly curtail demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for DynaEnergetics products.

In addition, some international, national, state and local governments and agencies have also adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on directly limiting the extraction of shale gas or oil using hydraulic fracturing. These laws and regulations could limit oil and gas development, lead to operational delays and increased costs for our customers, and therefore reduce demand for DynaEnergetics' products. Such reductions in demand for our products may, in turn, adversely affect our financial condition, results of operations and cash flows.

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

NobelClad revenues are affected both by the demand for NobelClad’s explosion-welded cladding services and the base price of metal used in explosion-welded cladding operations. The explosion-welded cladding market is dependent upon sales of products for use by customers in a limited number of heavy industries, including oil and gas, chemicals and petrochemicals, alternative energy, hydrometallurgy, aluminum production, shipbuilding, rail car manufacturing, power generation, and industrial refrigeration. These industries tend to be cyclical in nature and an economic slowdown in one or all of these industries-whether due to traditional cyclicality, general economic conditions or other factors-could impact capital expenditures within that industry. The COVID pandemic, government actions taken in response, and resulting economic impacts have created a great deal of uncertainty in our end markets and we have seen continued delays in projects and capital expenditures. In addition, metals prices affect the demand for cladded products and our margins. Although higher metal prices increase demand for use of cladded materials over solid metals, lead to higher sales (in terms of dollars rather than square meters of cladding) and generally higher margins for NobelClad, metal pricing is volatile. We have recently experienced several years of a low-metals-price environment, which significantly reduced demand for clad product and overall sales. In the last two years, the price of metals has increased substantially, there can be no assurance that prices will maintain at these levels and supply chain difficulties and other uncertainties have disrupted projects and normal sales cycles. If demand or metals prices decline or if supply chain issues or similar disruptions persist, our sales would be adversely affected, and this could have a material adverse effect on our business, financial condition, and results of operations.

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

We use backlog to predict our anticipated future sales. Our year-end backlog was $41.2 million, $39.9 million, and $31.7 million at the end of fiscal years 2021, 2020 and 2019, respectively. We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. We expect to fill most items of backlog within the following 12 months. However, since orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future 12-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the 12-month horizon.

There is a limited availability of sites suitable for cladding operations.

Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including adequate distance from densely populated areas, specific geological characteristics, and the ability to comply with local noise and vibration abatement regulations in conducting the process. Our shooting sites in Pennsylvania and in Germany are located in mines. Our Pennsylvania shooting site is subleased under an arrangement pursuant to which we provide certain contractual services to the sub-landlord, and this sublease expires in 2029. In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of existing or proposed sites. The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits or satisfy other conditions to use the sites would have a material adverse effect on our business, financial condition and results of operations.

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

Customers have some rights to change orders after they have been placed. If orders are changed, the extra expenses associated with the change usually will be passed on to the customer. However, because a change in an order may delay completion of the project, recognition of income for the project may also be delayed. Additionally, any errors or changes as to specifications or significant changes in pricing or availability of materials may cause cost overruns and delays in completion of projects. If we fail to meet delivery schedules, we may be required to pay damages or may risk loss of an order, which could have a material adverse effect on our business, financial condition and results of operations.

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

Risk Factors Related to our Businesses Generally

The COVID-19 pandemic and related economic impacts have had a material adverse effect on our financial condition, results of operations and cash flows.

The effects of the COVID-19 pandemic, including actions taken by businesses and governments to contain the spread of the virus, have resulted in a significant disruption in international and US economic activity. In the oil and gas industry, geopolitical events that increased the supply of low priced oil to the global market occurred at the same time that demand weakened due to the worldwide effects of the pandemic, leading to a collapse in oil prices in March 2020. These events together adversely affected the demand for oil and natural gas and caused significant volatility and disruption of the global financial markets. These impacts affected the demand for DynaEnergetics’ products and significantly delayed certain NobelClad projects and orders, and many of these impacts have continued. Other effects of the pandemic have included, and may continue to include, adverse revenue and net income effects; customer shutdowns of oil and gas exploration and production activities; downward revisions to customer budgets; limitations on access to sources of liquidity; increased costs to address health and safety requirements, supply chain disruptions, transportation disruptions, inflationary impacts for raw materials and labor, employee impacts from illness and from changes in worker preferences; labor shortages, workforce fluctuations in response to activity declines and increases; and temporary closures of our facilities or the facilities of our customers and suppliers. This period of extreme economic disruption, volatile oil prices and demand for our products has had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The extent to which our operating and financial results will continue to be affected by the COVID-19 pandemic or by the secondary impacts of the pandemic will depend on various factors and consequences beyond our control, such as the duration and scope of the pandemic or future outbreaks, additional actions by businesses and governments and economic impacts of those actions. COVID-19, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate our other risk factors described in this Form 10-K.

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
•civil unrest, acts of terrorism, force majeure, war, other armed conflict;
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

We have experienced, and expect to continue to experience, fluctuations in annual and quarterly operating results caused by various factors at our businesses. At NobelClad, quarterly sales and operating results depend on the volume and timing of the orders in our backlog as well as bookings during the quarter. At DynaEnergetics, the level of demand from our customers is impacted by oil and gas prices as well as a variety of other factors and can vary significantly from quarter to quarter. Arcadia’s results are similarly subject to factors that can change significantly in short periods of time. Significant portions of our operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by our inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results for any future period. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

We are exposed to potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of many of our operating subsidiaries.

Many of our operating subsidiaries conduct business in euros, Canadian dollars, or other foreign currencies. Sales made in currencies other than U.S. dollars accounted for 16%, 17%, and 12% of total sales for the years ended 2021, 2020 and 2019, respectively. Any increase (decrease) in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation (gains) losses with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example, DynaEnergetics Europe's functional currency is euros, but its sales often occur in U.S. dollars. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our Consolidated Financial Statements. Cumulative translation adjustments are recorded in accumulated other comprehensive income (loss) as a separate component of equity. Our primary exposure to foreign currency risk is the euro, due to the percentage of our U.S. dollar revenue that is derived from countries where the euro is the functional currency. We use foreign currency forward contracts, generally with maturities of one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability account balances. These hedge transactions relate to our operating entities with significant economic exposure to transactions denominated in currencies other than their functional currency. Our primary economic exposures include the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar, and the euro to the U.S. Dollar. Since the underlying balance sheet account balances being hedged can fluctuate significantly throughout our monthly hedge periods, our hedging program cannot fully protect against foreign currency fluctuations.

Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, acts of war or terrorism, military activity, trade sanctions, catastrophic weather events, the occurrence of a pandemic or other widespread illness (such as COVID-19), contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions for us and disrupt our operations. Although we have been able to manage supply chain impacts through the COVID-19 pandemic, we have experienced longer lead times for certain materials and have in other cases had heightened difficulty in sourcing materials. Lockdown orders or a prolonged period of travel, commercial and other similar restrictions could cause additional global supply disruptions. If we experience further supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations.

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

As of December 31, 2021, following the acquisition of Arcadia, we had an outstanding balance of approximately $150.0 million on our syndicated credit agreement. This agreement includes various covenants and restrictions and certain of these relate to the incurrence of additional indebtedness and the mortgaging, pledging or disposing of major assets. We are also required to maintain certain financial ratios on a quarterly basis. A breach of any of these covenants could impair our ability to borrow and could result in acceleration of our obligations to repay our debt, if we are unable to obtain a waiver or amendment from our lenders. As of December 31, 2021, we were in compliance with all financial covenants and other provisions of the credit agreement, as amended, and our other loan agreements. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default, which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities.

If our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We depend on a limited number of significant customers in our DynaEnergetics and NobelClad businesses, and the loss of one or more significant customers or the failure of a customer to pay outstanding amounts due could have a material adverse effect on our business and our consolidated results of operations. In most cases, we bill our customers for our services in arrears and are, therefore, subject to the risk that our customers will delay payment of or fail to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and in their access to the credit markets and rising interest rates. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Tariffs imposed by the U.S. government and related counter tariffs have increased our costs, limited the availability of metals and may lead to further trade conflicts.

In 2018, the U.S. announced tariffs of 25 percent on steel and 10 percent on aluminum imported from countries where we typically source metals. These tariffs were met with retaliatory tariffs from certain countries and increased, broader tariffs were levied by the U.S. on targeted countries, including China. Certain of these tariffs have been modified, however, impacts and uncertainties are continuing. The tariffs impacted the cost of the importation of steel, which we utilize in our steel plate and steel pipe, key materials in our NobelClad and DynaEnergetics businesses. Though in many cases we have been able to source metals from domestic suppliers, some materials are only available from sources subject to tariffs. The cost of domestic steel and aluminum has also increased, along with the price of delivery, and the availability of certain materials has been limited. These increased costs have increased the price of our products to our customers and, in some instances, affected our ability to be competitive. For our NobelClad business, this impacts our ability to compete on international projects and negatively impacts U.S. fabricators, which are the primary consumers of NobelClad products. Although some of these tariffs have been subsequently reduced or eliminated, as occurred in connection with the United States Mexico Canada Agreement (USMCA), many tariffs continue to exist and new tariffs have been and may be imposed at any time. The prolonged duration of tariffs, the imposition of additional tariffs and the risk of potential broader global trade conflicts could have a material adverse effect on our business, financial condition or results of operations.

Failure to attract and retain key personnel and source sufficient labor could adversely affect our current operating results.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees, and our ability to secure sufficient manufacturing labor. In recent years, various factors have cause increased competition for employees. In order to meet the needs and expectations of our customers and to achieve our growth objectives, we must attract, train, and retain a large number of hourly associates, while at the same time controlling labor costs. These positions have historically had high turnover rates, which can lead to increased training, retention and other costs. In certain areas where we operate, there is significant competition for employees. The lack of availability of an adequate number of hourly employees, or our inability to attract and retain them, including due to us having to increase wages paid to new and/or to current employees to attract, hire and/or retain the labor resources necessary to conduct our operations, could adversely affect our business, results of operations, cash flows and financial condition. We are subject to applicable rules and regulations relating to our relationship with our employees, including wage and hour regulations, health benefits, unemployment and payroll taxes, overtime and working conditions and immigration status. Accordingly, federal, state or locally legislated increases in the minimum wage, as well as increases in additional labor cost components such as employee benefit costs, workers’ compensation insurance rates, compliance costs and fines, would increase our labor costs, which could have a material adverse effect on our business, prospects, results of operations and financial condition. If we are unable to retain existing employees, provide a safe and healthy working environment, and/or recruit and train additional employees with the requisite skills and experience, our operating results could be adversely impacted.

A failure in our information technology systems or those of third parties, including those caused by security breaches, cyber-attacks or data protection failures, could disrupt our business, damage our reputation, result in litigation or enforcement action, and cause losses.

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and banking information and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. The risk of cybersecurity incidents may increase with the political and economic instability or warfare (including the recent outbreak of hostilities between Russia and Ukraine). Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations.

We outsource certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our outsourcing strategy, if third party providers do not perform as anticipated or if we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and loss of business. Our outsourcing of certain technology and business processes functions to third parties may expose us to enhanced risks related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers may be impacted by cultural differences, political instability, and unanticipated regulatory requirements or policies. As a result, our ability to conduct our business may be adversely affected.

The regulatory environment surrounding information security and privacy is increasingly demanding. We are subject to numerous U.S. federal and state laws and non-U.S. laws and regulations governing the protection of personal and confidential information of our customers and employees. In particular, the European Union (“E.U.”) has adopted the General Data Protection Regulation, or GDPR, which contains numerous requirements that must be complied with when handling the personal data of E.U.-based data subjects. We are subject to the GDPR with respect to our E.U. operations and employees. The GDPR and similar laws and regulations are increasing in complexity and number, change frequently and sometimes conflict. In particular, as the E.U. member states reframe their national legislation to harmonize with the GDPR, we will need to monitor compliance with all relevant E.U. member states' laws and regulations, including where permitted derogations from the GDPR are introduced. In addition, California has passed an omnibus data privacy law similar to GDPR, the California Consumer Protection Privacy Act (“CCPA”), and with our 2021 acquisition of Arcadia, we will be subject to compliance obligations under this law. The states of Virginia and Colorado have recently enacted omnibus data privacy laws, and California has enacted more expensive data privacy and security laws (including a provision applying data obligations to employees), all of which will begin enforcement in 2023. The U.S. Congress and legislatures in several states are actively considering data privacy and security legislation.
The evolving government-imposed data obligations would potentially subject us to civil penalties or litigation damages. The GDPR, any resultant changes in E.U. member states' national laws and regulations, and existing or new U.S. state or federal data privacy laws and regulations may increase our compliance obligations and may necessitate the review and implementation of policies and processes relating to our collection and use of data. This increase in compliance obligations could also lead to an increase in compliance costs which may have an adverse impact on our business, financial condition and results of operations. If any person, including any of our employees or those with whom we share such information, negligently disregards or intentionally breaches our established controls with respect to our client or employee data, or otherwise mismanages or misappropriates that data, we could be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions. For example, under the GDPR penalties for noncompliance can be imposed up to the greater of €20 million or 4% of a firm's global annual revenue. Current California law supports class action litigation and statutory damages for data exposure incidents. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our business, financial condition and results of operations.

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

If we fail to maintain adequate internal controls, including any failure to implement new or improved controls as may be required by acquisitions or other changes in our business, or if we experience difficulties in their execution, we could fail to meet our reporting obligations, and there could be a material adverse effect on our business and financial results. In the event that our current internal control practices deteriorate, we may be unable to accurately report our financial results or prevent fraud, and investor confidence and the market price of our stock may be adversely affected.

We are subject to litigation and may be subject to additional litigation in the future.

We are currently, and may in the future become, subject to litigation, arbitration or other legal proceedings with other parties. Managing or defending such legal proceedings may result in substantial legal fees, expenses and costs and diversion of management resources. If material litigation is brought against us in the future, a decision adverse to DMC could have a material adverse effect on our financial position or prospects. For a more detailed discussion of pending litigation, see Note 10 to our Consolidated Financial Statements.

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

Our international operations are subject to anti-corruption and anti-bribery laws and regulations, such as the FCPA, the U.K. Bribery Act and other similar laws. We are also subject to trade control regulations and trade sanctions laws that restrict the movement of certain goods to, and certain operations in, various countries or with certain persons. These trade regulations and laws can include restrictions on selling or importing goods, services or technology in or from affected regions, travel bans and asset freezes impacting connected individuals and political, military, business and financial organizations and can change very quickly, such as has occurred in connection with Russia’s invasion of Ukraine. Our ability to transfer people, products and data among certain countries is subject to maintaining required licenses and complying with these laws and regulations.

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

The use of explosives in our DynaEnergetics and NobelClad manufacturing processes and products subject us to additional environmental, health and safety laws and any accidents or injuries could subject us to significant liabilities.

DynaEnergetics uses explosive materials in its manufacturing processes and products. NobelClad’s manufacturing process involves the detonation of large quantities of explosives. The use of explosives is an inherently dangerous activity. These activities subject us to extensive environmental and health and safety laws and regulations including guidelines and regulations for the purchase, manufacture, handling, transport, storage and use of explosives issued by the U.S. Bureau of Alcohol, Tobacco and Firearms; the Federal Motor Carrier Safety regulations set forth by the U.S. Department of Transportation; the Safety Library Publications of the Institute of Makers of Explosive; and similar guidelines of their European counterparts. In Germany, the transport, storage and use of explosives is governed by a permit issued under the Explosives Act (Sprengstoffgesetz).

Despite our use of specialized facilities to store and handle dangerous materials and our employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers’ operations or cause restrictions, delays or cancellations in the delivery of our services. It is possible that such an explosion could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity and liability for damages or cause production restrictions, delays or cancellations, any of which could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our license to store and handle explosives, which would have a material adverse effect on our business, results of operations and financial conditions.

Demand for our products could be reduced by existing and future legislation, regulations and public sentiment.

Regulatory agencies and environmental advocacy groups in the United States, the E.U., and other regions or countries have been focusing considerable attention on the emissions of carbon dioxide, methane and other greenhouse gases and their role in climate change. There is also increased focus, including by governments and our customers, investors and other stakeholders, on these and other sustainability and energy transition matters. Existing or future legislation and regulations related to greenhouse gas emissions and climate change, as well as initiatives by governments, non-governmental organizations, and companies to conserve energy or promote the use of alternative energy sources, and negative attitudes toward or perceptions of fossil fuel products and their relationship to the environment, may significantly curtail demand for and production of oil and gas in areas of the world where our customers operate, and thus reduce future demand for some of our products.

In addition, some international, national, state and local governments and agencies have also adopted laws and regulations or are evaluating proposed legislation and regulations that are focused on directly limiting the extraction of shale gas or oil using hydraulic fracturing. These laws and regulations could limit oil and gas development, lead to operational delays and increased costs for our customers, and therefore reduce demand for our products. Such reductions in demand for our products may, in turn, adversely affect our financial condition, results of operations and cash flows.

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

We are subject to extensive environmental, health and safety laws and failure to comply with such laws and regulations could result in restrictions or prohibitions on our facilities, substantial civil or criminal liabilities and could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

We are subject to extensive environmental, health and safety regulation in the United States and the other countries where our manufacturing facilities are located. Among other things, these laws regulate the emissions or discharge of materials into the environment; govern the use, storage, treatment, disposal and management of hazardous substances and wastes; protect the health and safety of our employees; regulate the materials used in our products or manufacturing processes; and impose liability for the costs of investigating and remediating (as well as other damages resulting from) present and past releases of hazardous substances. Representative laws and regulations which we may be subject to the in the U.S. include: noise abatement and air emissions regulations, the Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Resource Conservation and Recovery Act (“RCRA”) and comparable state laws, and various regulations and laws enforced by the U.S Department of Labor, the U.S. Department of Commerce, and the U.S. Environmental Protection Agency and their state equivalents. Violations of these laws or of any conditions contained in environmental permits can result in substantial fines or penalties, injunctive relief, requirements to install pollution controls or other equipment, and civil sanctions. We could be held liable for costs to investigate, remediate or otherwise address contamination at any real property we have ever owned, operated or used as a disposal site, or at other sites where we or predecessors may have released hazardous materials. We could incur fines, penalties or sanctions or be subject to third-party claims, including indemnification claims, for property damage, personal injury or otherwise as a result of violations of (or liabilities under) environmental, health and safety laws, or in connection with releases of hazardous or other materials.

Changes in or new interpretations of existing laws, regulations or enforcement policies, the discovery of previously unknown contamination, or the imposition of other environmental liabilities or obligations in the future including additional investigation, remediation or other obligations with respect to our products or business activities may lead to additional compliance costs or require us to change our manufacturing processes, which could have a material adverse effect on our business, financial condition or results of operations.

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

We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We earn a significant amount of our operating income outside the U.S and have significant intercompany transactions between our affiliates. A change in the mix of earnings and losses in countries with differing statutory tax rates, changes in our business or structure, or the expiration of or disputes about intercompany transfer pricing arrangements may result in higher effective tax rates for the Company.

Our future effective tax rates could be adversely affected by changes in tax laws or their interpretation, both domestically and internationally. For example, regulations related to the 2017 United States Tax Cuts and Jobs Act (“TCJA”) are still being developed, some with retroactive application. As regulations and guidance evolve with respect to tax law, our results may differ from previous estimates and may materially affect our consolidated financial statements. Furthermore, countries where the Company is subject to taxes are independently evaluating their corporate tax policy, which could result in tax legislation and enforcement that adversely impacts the Company’s tax provision and value of deferred tax assets and liabilities. For instance, tax reform proposals in the U.S. includes changes to the corporate tax rate, changes to taxation of foreign-derived income, limitations on interest deductions of international financial reporting groups, and increases to the tax rate applied to profits earned outside the U.S.

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

Intellectual property litigation and threats of litigation are becoming more common in the oilfield services industry. We are currently involved and may in the future be involved in litigation, in the United States or abroad, to enforce our patents or other intellectual property rights or to protect our trade secrets and know-how. These actions can require multiple years to come to resolution or settlement, and even if we ultimately prevail, we may be unable to realize adequate protection of our competitive position. In addition, these actions commonly result in actions by the affected third parties to establish the invalidity of our patents. While we intend to prosecute these actions vigorously, there is no guarantee of success, and such effort takes significant financial and management resources from the Company. In the event that one or more of our patents are challenged, a court or the United States Patent and Trademark Office (USPTO) may invalidate the patent(s) or determine that the patent(s) is not enforceable, which could harm our competitive position. If our patents are invalidated, or if the scope of the claims in any of these patents is limited by a court or USPTO decision, we could be prevented from pursuing certain litigation matters or licensing the invalidated or limited portion of such patents. Such adverse decisions could negatively impact our future, expected revenue. Patent litigation, if necessary or when instituted against us, could result in substantial costs and divert our management’s attention and resources.

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

Risks Related to Acquisitions

The acquisition of Arcadia may not achieve its intended results and may result in us assuming unanticipated liabilities.

Achieving the anticipated benefits of the recent acquisition of a 60% ownership stake in Arcadia is subject to a number of risks and uncertainties. For example, the due diligence we have conducted on Arcadia may have failed to uncover issues that result in the acquisition being less beneficial than we expect or in us assuming environmental or other liabilities that are larger than we expect. Under the Equity Purchase Agreement, we have only limited recourse to the sellers for any such issues. We cannot assure you that such potential recourse will be available or adequate for any liabilities we incur, and such liabilities could be significant.

As a result of our acquisition of Arcadia, we have significantly more sales, assets and employees than we did prior to the transaction, which may require our management to devote a significant amount of time, resources and attention to the new product offerings or novel challenges, and/or away from the operations of our historical businesses. These potential diversions and distractions may result in, or involve activities that cause, increased expenses and unanticipated liabilities.

The success of the acquisition will depend on numerous factors, many of which are outside of our control, including general market and economic conditions, particularly those affecting the construction and related industries in the western United States. The regulatory environment, our ability to manage Arcadia’s business effectively and integrate it within our overall management structure, and our success in pursuing growth opportunities are also subject to risks and uncertainties. Arcadia’s large size relative to our existing businesses exacerbates some of these risks, as does the fact that the industries in which it operates are different than those of our existing businesses. In addition, under the Operating Agreement, we will not have exclusive control over Arcadia’s operations, and this may result in us being unable to manage it effectively. For these or other reasons, we may not be able to obtain the benefits we anticipate from the Acquisition.

We have and will incur substantial financial obligations in connection with the Acquisition.

As described above, we financed a portion of the purchase price of the Arcadia acquisition with proceeds from the Credit Facility. Our ability to service the indebtedness under the Credit Facility and to maintain compliance with the covenants included in the Credit Facility will depend on our success in achieving the intended benefits of the acquisition, which is subject to numerous risks and uncertainties as discussed above. We will have to devote a substantial portion of our cash flow to meet required payments of principal and interest on this indebtedness, and if we are unable to generate sufficient cash flow to do so, or if we otherwise fail to comply with the terms of the Credit Facility, we could be in default under the agreement. In the event of such default, the lenders could elect to declare all the funds borrowed thereunder to be due and payable, together with accrued and unpaid interest, and institute foreclosure proceedings against our assets. In that event, we could be forced into bankruptcy or liquidation. If the performance of Arcadia and our existing businesses decline or fail to meet our expectations, we may in the future need to seek waivers from the lenders under the Credit Facility to avoid being in default. If we breach, or are at risk of breaching, our covenants under the agreement, we may not be able to obtain a waiver from the required lenders. If this occurs, we would be in default under the agreement and we could be forced into bankruptcy or liquidation. We cannot assure you that we will be granted waivers or amendments to the Credit Facility if for any reason we are unable to comply with these agreements, or that we will be able to refinance the Credit Facility on terms acceptable to us, or at all.

In addition, as early as three years after the closing of the Arcadia acquisition, we may be required to pay the Option Purchase Price for some or all of Munera’s interests in Arcadia if Munera exercises the Put Option. Even if we elect to pay 80% of the Option Purchase Price in preferred stock, we will need to fund the remaining portion in cash. We do not currently have sufficient funds to pay the cash portion of the Option Purchase Price, and we may not be able to obtain such funds on terms acceptable to us or at all. Our ability to finance the Option Purchase Price will depend on numerous factors, including our and Arcadia’s performance and general market and economic conditions. If we fail to pay the Option Purchase Price when required under the Operating Agreement, we will be in default under the agreement. The Option Purchase Price is not currently determinable and is likely to be substantial relative to the current size of our business. In addition, the Option Purchase Price is subject to a “floor” that will apply even if Arcadia’s performance fails to meet our expectations. This may make it more difficult for us to finance the payment of the Option Purchase Price. In addition, debt or preferred equity financing, if obtained, may involve agreements that include liens or restrictions on our assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets or increasing expenses. Debt financing would also be required to be repaid regardless of our operating results. Obtaining financing through issuances of common stock would impose fewer restrictions on our future operations but would be dilutive to the interests of existing stockholders.

After the Arcadia acquisition, DMC is the majority shareholder of Arcadia, and our interest in Arcadia is subject to the risks normally associated with the conduct of businesses with a minority shareholder.

Pursuant to the Equity Purchase Agreement pursuant to which we acquired a 60% ownership stake in Arcadia, Munera continues to hold 40% of the outstanding equity interests of Arcadia. Our Operating Agreement governs our relationship with Munera, and we believe the Operating Agreement provides us with effective and sufficient control of Arcadia to allow the business to be operated consistent with our goals and values and with sufficient opportunity for profitable growth. Nevertheless, conducting a business with minority owners may lead to certain risks and uncertainties, which could have an adverse impact on our ability to profitably grow the Arcadia business, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition. These include:

•our ability to effectively control certain strategic, operational and financial decisions;

•the potential for disagreement over the direction of the company and costs and expenses involved; and
•the risk of having economic or business interests or goals that are inconsistent with, or opposed to, those of Munera.

There can be no assurance that the acquisition will be beneficial to us, whether due to the above-described risks, unfavorable economic conditions, integration challenges or other factors.

Fully integrating Arcadia’s business following the acquisition may be more difficult, costly and time-consuming than expected, which may adversely affect our results of operations and the value of our common stock.

While the Company’s management has begun the progress in integrating Arcadia’s business into DMC, integration efforts will be substantial and continuing. The integration process is complex, costly and time-consuming, and the Company’s management may face significant, ongoing challenges in implementing such integration, many of which may be beyond the control of management, including, without limitation:

•difficulties in achieving anticipated expansion and growth prospects;
•the possibility of faulty assumptions underlying expectations regarding the integration process;
•unanticipated issues in integrating accounting, information technology, communications programs, financial procedures and operations, and other systems, procedures and policies;
•cybersecurity issues as we integrate Arcadia into our programs and systems;
•failure to implement effective internal and disclosure controls;
•difficulties in managing a larger corporation, addressing differences in business culture and retaining key personnel;
•impacts on employee, supplier and customer relationships;
•failure to address any pre-existing liabilities or claims involving the acquired business;
•unanticipated changes in applicable laws and regulations;
•coordinating geographically separate organizations; and
•unforeseen expenses or delays associated with integration efforts.

Some of these factors are outside the control of the Company, and any one of them could result in increased costs and diversion of management’s time and energy, as well as decreases in revenue or increases in cost, which could materially impact the business, financial conditions and results of operations of the Company.

The acquisition of Arcadia is expected to materially complicate the timely achievement of effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business and stock price.

Prior to the acquisition, Arcadia operated as a closely-held, private company, which had no previous public reporting obligations and therefore, did not historically institute and evaluate its internal controls and procedures in compliance with Section 404. Implementing changes to our internal controls will be required following the acquisition and may take a significant period of time to complete, and may require significant effort and involvement of directors, officers and employees, and may entail substantial costs in order to modify existing accounting systems. Further, we may encounter difficulties assimilating or integrating the internal controls, disclosure controls and information technology infrastructure of the Company and Arcadia. Our efforts to assimilate and integrate our internal controls with Arcadia’s may not be effective, and any failure to maintain effective controls could result in material weaknesses or significant deficiencies in our internal controls. Our failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our business, financial condition, operating results and our stock price, and we could be subject to stockholder litigation.

To the extent that we seek to further expand our business through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations.

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
•our ability to realize the expected tax treatment or tax benefits from the transaction; and
•to the extent the acquired operations are in a country in which we have not operated historically, understanding the regulations and challenges of operating in that new jurisdiction.

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

The market price and trading volume of our common stock may be subject to significant fluctuations due to general stock market conditions and/or a change in sentiment in the market regarding our operations, business prospects or liquidity. Among the factors that could affect the price of our common stock are:
•changes in the architectural building products, oil and gas, industrial, or infrastructure markets;
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

Our Board of Directors suspended our dividend in April 2020 in order to preserve liquidity in light of the sharp reduction in demand for DynaEnergetics products and other impacts of the COVID-19 pandemic. Holders of our common stock are entitled to receive only such dividends as our Board of Directors declares out of funds legally available for such payments. We are incorporated in Delaware and governed by the Delaware General Corporation Law. Delaware law allows a corporation to pay dividends only out of surplus, as determined under Delaware law or, if there is no surplus, out of net profits for the fiscal year in which the dividend was declared and for the preceding fiscal year. In addition, dividends may not be permitted pursuant to the terms of debt or other agreements to which we are subject. Although we have historically declared cash dividends on our common stock, we are not required to do so and there can be no assurance as to whether the Board will reinstate a dividend in the future.

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

Arcadia

Arcadia owns a manufacturing site and sales office in Vernon, California and leases other manufacturing and distribution centers throughout the United States. The table below summarizes Arcadia's material properties, including their location, type, size, whether owned or leased and expiration terms, if applicable.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Vernon, California	Corporate office, metal shop building, warehouse	26,500 sq. ft.	Owned
	Land for office, paint shop, anodizing line	0.8 acre	Owned
	Land for office, paint shop, anodizing line	2.24 acres	Leased	May 31, 2046
Vernon, California	Office, paint shop	26,500 sq. ft.	Leased	December 22, 2024 with renewal option for 24 months
Vernon, California (1)	Office, paint shop	112,000 sq. ft.	Leased	December 22, 2026 with renewal option
Vernon, California (1)	Office, warehouse	110,677 sq. ft.	Leased	December 22, 2026 with renewal option for 60 months
Hayward, California (1)	Distribution, light assembly	45,624 sq. ft.	Leased	December 22, 2024 with renewal option for 36 months
West Sacramento, California (1)	Distribution, light assembly	16,000 sq. ft.	Leased	December 22, 2024 with renewal option for 36 months
Stamford, Connecticut (1)	Office, warehouse	39,418 sq. ft.	Leased	December 22, 2023 with renewal option for 24 months
Phoenix, Arizona (1)	Office, warehouse	51,986 sq. ft.	Leased	December 22, 2026 with renewal option for 24 months
Las Vegas, Nevada (1)	Office, warehouse	88,915 sq. ft.	Leased	December 22, 2026 with renewal option for 24 months
Tucson, Arizona (1)	Office, warehouse	106,507 sq. ft.	Leased	December 22, 2026 with renewal option for 60 months
Waipahu, Hawaii	Distribution, light assembly	Building: 12,746 sq. ft. Land: 21,872 sq. ft.	Leased	May 31, 2023
Los Angeles, California	Office, manufacturing	45,700 sq. ft.	Leased	December 31, 2021 with renewal option for 60 months
Houston, Texas	Office, warehouse	43,412 sq. ft.	Leased	November 30, 2028 with renewal option for 60 months
Dallas, Texas	Office, warehouse	86,731 sq. ft.	Leased	November 30, 2025 with renewal option for 60 months
Kent, Washington	Distribution, light assembly	25,000 sq. ft.	Leased	March, 31, 2024
(1) These leases are with entities affiliated with the holder of the redeemable noncontrolling interest and the President of Arcadia. DMC believes that the lease terms for these properties are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for similar types of property. During the year-ended December 31, 2021, DMC did not have material lease payments to this entity.

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

The table below summarizes DynaEnergetics' material properties, including their location, type, size, whether owned or leased and expiration terms, if applicable.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Troisdorf, Germany	Manufacturing and administration office	Manufacturing: 263,201 sq. ft. Office: 2,033 sq. ft.	Leased	December 31, 2025
Troisdorf, Germany	Office, Sieglarer Strasse	9,203 sq. ft.	Leased	February 29, 2022 with yearly renewal options
Liebenscheid, Germany	Manufacturing and office	91, 493 sq. ft.	Owned
Liebenscheid, Germany	Land	77,672 sq. ft.	Owned
Houston, Texas	Office	11,370 sq. ft.	Leased	April 30, 2023
Blum, Texas	Office, warehouse, and manufacturing	83,000 sq. ft.	Owned
Blum, Texas (a)	Warehouse	10,000 sq. ft.	Owned
Blum, Texas	Land for office, warehouse, and manufacturing	284 acres	Owned
Whitney, Texas	Office, warehouse, and manufacturing	36,000 sq. ft.	Owned

(a) The Blum, Texas warehouse is separate from the main Blum manufacturing campus.

NobelClad

NobelClad owns its principal domestic manufacturing site, which is located in Mount Braddock, Pennsylvania. We currently lease our primary domestic shooting site, which is located in Dunbar, Pennsylvania, and we also have license and risk allocation agreements relating to the use of a secondary shooting site, Coolspring, that is located within a few miles of the Mount Braddock facility. The shooting site in Dunbar and the nearby secondary shooting site support our Mount Braddock facility. The lease for the Dunbar property will expire on December 15, 2025, but we have options to renew the lease which would then extend through December 15, 2029. The license and risk allocation agreements will expire on March 31, 2023.

NobelClad owns a manufacturing site in Liebenscheid, Germany as well as a mine used as a shooting site in Dillenburg, Germany. We lease buildings and land around the mine to ensure access to the shooting site. The leases associated with the Dillenburg shooting site expire on August 31, 2026. NobelClad leases the building housing its sales and administrative office in Perpignan, France.

The table below summarizes NobelClad's material properties, including their location, type, size, whether owned or leased and expiration terms, if applicable.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania (a)	Clad plate manufacturing and administration office	Land: 14 acres Buildings: 101,300 sq. ft.	Owned
Dunbar, Pennsylvania	Clad plate shooting site	Land: 322 acres Buildings: 15,960 sq. ft.	Leased	December 15, 2025, with renewal options through December 15, 2029
Cool Spring, Pennsylvania	Clad plate shooting site	1,200,000 sq. ft.	Leased	March 31, 2023, with renewal options through December 31, 2028
Canonsburg, Pennsylvania	Manufacturing	16,000 sq. ft	Leased	November 30, 2023, with renewal options for three additional 12-month periods
Tautavel, France (b)	Clad shooting site	109 acres	Owned
Perpignan, France	Administration and sales office	341 sqm	Leased	September 30, 2029, with renewal options for additional three-year periods.
Dillenburg, Germany	Clad plate shooting site	11.4 acres	Owned
		40,903 sq. ft.	Leased	August 31, 2026, with renewal options through August 31, 2031
Liebenscheid, Germany	Manufacturing	Land: 10.47 acres Buildings: 125,394 sq. ft.	Owned

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

ITEM 3.                Legal Proceedings

Please see Note 10 to the Consolidated Financial Statements.

ITEM 4.                Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2021, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “BOOM.” As of February 28, 2022, there were 229 holders of record of our common stock (does not include beneficial holders of shares held in “street name”).

Equity Compensation Plan

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated in this Item by this reference.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2021, we purchased shares of common stock as follows. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
October 1 to October 31, 2021	228	$36.91
November 1 to November 30, 2021	—	$—
December 1 to December 31, 2021	23	$38.37
Total	251	$37.04

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of December 31, 2021, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (362,419) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (142,565) into other investment options available to participants in the Plan.

Stock Performance Graph

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2016, in each of the Company, the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Total Performance Using OMX Global Indexes
$400
$350
$300
$250
$200
$150
$100
$50
DOLLARS
December 31, 2016
December 31, 2017
December 31, 2018
December 31, 2019
December 31, 2020
DMC Global Inc.
Nasdaq Non-Financial Stocks
Nasdaq Composite (US)

Total Return Analysis	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
DMC Global Inc.	$100.00	$158.04	$221.58	$283.53	$272.87	$249.91
Nasdaq Non-Financial Stocks	$100.00	$132.99	$133.04	$185.54	$276.22	$352.19
Nasdaq Composite (U.S.)	$100.00	$121.38	$114.78	$150.55	$182.57	$229.84

ITEM 6.                  Selected Financial Data

Not required.

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes, as well as the selected historical consolidated financial data included elsewhere in this annual report. A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal 2020 compared to fiscal 2019 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.dmcglobal.com/investors.

Unless stated otherwise, all dollar figures in this report are presented in thousands (000s). N/M indicates that the change in dollars or percentage was not meaningful.

Overview

General

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") is a diversified holding company. Our innovative businesses provide differentiated products and services to niche industrial and commercial markets around the world. DMC’s objective is to identify well-run businesses and strong management teams and support them with long-term capital and strategic, legal, technology and operating resources. DMC’s culture is to foster local innovation versus centralized control. We help our portfolio companies grow core businesses, launch new initiatives, upgrade technologies and systems to support their long-term strategy, and make acquisitions that improve their competitive positions and expand their markets. Today, DMC’s portfolio consists of Arcadia, DynaEnergetics, and NobelClad, which collectively address the building products, energy, industrial processing and transportation markets. Based in Broomfield, Colorado, DMC trades on Nasdaq under the symbol “BOOM.”

Arcadia

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia”). Arcadia is a leading U.S. supplier of architectural building products, which include exterior and interior framing systems, windows, curtain walls, doors, interior partitions, and highly engineered windows and doors for the high-end residential real estate market.

Cost of products sold for Arcadia includes the cost of aluminum, paint, and other raw materials used to manufacture windows, curtain walls, and interior partitions as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad's backlog increased to $41,181 at December 31, 2021 from $39,884 at December 31, 2020.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Factors Affecting Results

The following items impacted the comparability of the Company's results for the years ended December 31, 2021 and 2020:

•Consolidated sales of $260,115 increased 14% versus 2020 primarily due to a recovery in energy demand, North American drilling and well completions activity and sales at DynaEnergetics, which was severely impacted by the COVID-19 pandemic.

•DynaEnergetics' sales of $175,356 in 2021 increased 20% compared with 2020 due to a recovery in energy demand, which led to higher North American drilling and well completions, and increased sales of DynaEnergetics’ DS perforating systems. The increase in North America was offset by a delayed recovery in international markets due to supply chain disruptions and travel restrictions caused by the COVID-19 pandemic.

•NobelClad’s sales of $84,759 in 2021 increased 2% compared with 2020 reflecting increased shipments of projects out of backlog.

•Consolidated gross profit of 23% in 2021 decreased from 25% in 2020. The decline primarily related to lower average selling prices and a decrease in international sales at DynaEnergetics. The decline was partially offset by nonrecurring excess capacity and inventory charges that were recorded at DynaEnergetics in the second quarter of 2020, as well as favorable project mix in NobelClad, and receipt of $4,899 Employee Retention Credit ("ERC") under the CARES Act in 2021.

•Consolidated selling, general, and administrative expenses were $58,783 in 2021 compared with $53,013 in 2020. The increase primarily was due to patent infringement litigation expenses in which DynaEnergetics is the plaintiff, restoration of variable compensation, and resumption of business-related travel. These increases were partially offset by receipt of $2,264 ERC under the CARES Act.

•On December 23, 2021, the Company completed the acquisition of a 60% controlling interest in Arcadia for closing consideration of $261,000 in cash (excluding $7,654 in acquired cash) and 551,458 shares of its common stock, par value $0.05 per share. Acquisition transaction costs were $1,581 and primarily included legal, accounting, and due diligence expenses.

•Restructuring expenses of $127 in 2021 related to additional severance accruals for employee terminations associated with closing manufacturing operations in France in 2018. Restructuring expenses and asset impairments in 2020 included asset impairments, severance costs related to downsizing our direct labor workforce in response to the COVID-19 impact on demand for DynaEnergetics’ products, and costs related to the sale of the Tyumen, Siberia manufacturing facility.

•Net debt of $116,615 (comprised of $30,810 in cash and marketable securities net of $147,425 of total debt) at December 31, 2021 compared to net cash of $42,659 at December 31, 2020. Net debt, a non-GAAP measure, is calculated as total debt less total cash, cash equivalents and marketable securities.

Outlook

We remain in a period of rising material and labor costs. Each of our businesses could also be impacted by continued supply-chain disruptions and availability of direct labor. In addition, we continue to monitor the increasing cost of aluminum, which is a key raw material component used in recently acquired Arcadia’s architectural building products.

In North America, rising crude prices led to higher well completion activity in the fourth quarter of 2021, which drove continued strong unit sales of DynaEnergetics’ fully integrated and factory-assembled DS perforating systems. However, pricing for products and services remained weak. Additionally, continued rising material and labor costs combined with availability of direct labor are negatively impacting the recovery in DynaEnergetics. As market conditions continue to improve and operators implement their 2022 budgets, we believe well completion activity will continue to rise and pricing will begin to improve as well. We expect DynaEnergetics will be among the first to benefit from strengthening prices, as it offers a highly differentiated product line. Factory-assembled DS systems are delivered just in time to the wellsite, eliminating assembly operations and requiring fewer people on location.

In the fourth quarter of 2021, DynaEnergetics announced a 5% price increase. The increase was implemented to partially offset higher labor and material costs, as well as the impacts of the expiration of the previously enacted CARES Act for which no benefit was recognized during the fourth quarter of 2021. DynaEnergetics expects to implement additional price increases in 2022 as it seeks to return margins to levels that reflect the inherent value of its products.

We believe many of the pre-wired carriers in the market incorporate features that violate DynaEnergetics patents, and we are taking aggressive legal action against the companies that make these products. DynaEnergetics has made significant investments in technologies and products that have improved the safety, efficiency and performance of its customers’ well completions, and have enhanced the effectiveness and profitability of the industry as a whole. Our patent strategy is designed to protect these investments and provide transparency so others can innovate without violating our intellectual property. These lawsuits have increased our general and administrative expenses in 2021, and we expect these costs to be ongoing throughout 2022.

Arcadia services both commercial building and high-end residential markets. Arcadia’s current geographic regions of focus include the western and southwestern regions of the United States. The building products industry is forecasting both short-term and long-term growth, particularly in Arcadia’s geographic regions and end markets. We have begun to implement several initiatives to enhance Arcadia’s operating efficiencies and to increase its manufacturing capacity.

From time to time, we also may continue to use our ATM equity program, which commenced in October 2020, to raise additional capital efficiently and responsibly. We did not sell shares under our ATM equity program during the second, third or fourth quarters of 2021. During the first quarter of 2021, we sold 397,820 shares of common stock at a weighted average price per share of $64.47 through our ATM equity program and received net proceeds of $25,262. In addition to sales under our ATM equity program, during the second quarter of 2021 we issued a total of 2,875,000 shares of our common stock through a registered public offering at a market price of $45 per share and received net proceeds of $123,461. Such proceeds were used in part to fund the acquisition of Arcadia.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) measure that we believe provides an important indicator of our ongoing operating performance and that we use in operational and financial decision-making. We define EBITDA as net income or loss plus or minus net interest, taxes, depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation, restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance (as further described in the tables below). Adjusted EBITDA attributable to DMC Global Inc. excludes the adjusted EBITDA attributable to the 40% redeemable noncontrolling interest in Arcadia. For our business segments, Adjusted EBITDA is defined as operating income (loss) plus depreciation, amortization, restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing operating performance. As a result, internal management reports used during monthly operating reviews feature Adjusted EBITDA and certain management incentive awards are based, in part, on the amount of Adjusted EBITDA achieved during the year.

Adjusted operating income (loss) is defined as operating income (loss) plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance.

Adjusted net income (loss) is defined as net income (loss) attributable to DMC Global Inc. stockholders plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance. Adjusted diluted earnings per share is defined as diluted earnings per share attributable to DMC Global Inc. stockholders (exclusive of adjustment of redeemable noncontrolling interest) plus restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance.

Adjusted operating income (loss), adjusted net income (loss), and adjusted diluted earnings per share are presented because management believes these measures are useful to understand the effects of restructuring, impairment, and other non-recurring charges on DMC’s operating income (loss), net income (loss) and diluted earnings per share, respectively.

Net debt is a non-GAAP measure we use to supplement information in our Consolidated Financial Statements. We define net debt as total debt less total cash, cash equivalents and marketable securities. In addition to conventional measures prepared in accordance with GAAP, the Company uses this information to evaluate its performance, and we believe that certain investors may do the same.

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

Forward-Looking Statements

This annual report and the documents incorporated by reference into it contain certain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigations Reform Act of 1995. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Such statements include statements regarding our future expected financial position and operating results, our growth and business strategy, planned developments with respect to human capital matters, our expectations regarding the oil and gas industry, expected product developments in DynaEnergetics, expected impacts to demand and pricing for DynaEnergetics’ products, growth expectations in Arcadia’s markets, expected developments in our litigation matters, our financing plans, our future liquidity position and factors impacting such position.

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
•Our ability to successfully integrate Arcadia and any future acquired businesses;

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

Consolidated Results of Operations

	2021	2020	$ change	% change
Net sales	$260,115	$229,161	$30,954	14%
Gross profit	59,480	56,853	2,627	5%
Gross profit percentage	22.9%	24.8%
COSTS AND EXPENSES:
General and administrative expenses	36,276	29,150	7,126	24%
% of net sales	13.9%	12.7%
Selling and distribution expenses	22,507	23,863	(1,356)	(6)%
% of net sales	8.7%	10.4%
Amortization of purchased intangible assets	1,391	1,449	(58)	(4)%
% of net sales	0.5%	0.6%
Acquisition expenses	1,581	—	1,581	—%
Restructuring expenses, net and asset impairments	127	3,387	(3,260)	(96)%
Operating loss	(2,402)	(996)	(1,406)	(141)%
Other income (expense), net	152	(233)	385	165%
Interest expense, net	(304)	(731)	427	58%
Income tax benefit	(1,544)	(548)	(996)	(182)%
Net loss	(1,010)	(1,412)	402	28%
Net loss attributable to redeemable noncontrolling interest	(808)	—	(808)	—%
Net loss attributable to DMC Global Inc.	(202)	(1,412)	1,210	86%
Adjusted EBITDA	$20,179	$19,147	$1,032	5%

Net sales increased $30,954 compared with 2020 primarily due to the recovery in energy demand, which led to higher energy prices, increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. Net sales in 2020 were severely impacted by the decline in demand for oil and gas and related drilling and well completion activity due to the COVID-19 pandemic.

Gross profit percentage decreased to 22.9% primarily due to lower average selling prices and a decrease in international sales at DynaEnergetics. The decline was partially offset by nonrecurring excess capacity and inventory charges that were recorded at DynaEnergetics in the second quarter of 2020, as well as favorable project mix in NobelClad, and receipt of $4,899 ERC under the CARES Act in 2021.

General and administrative expenses increased $7,126 compared with 2020 primarily due to a $5,730 increase in outside services costs mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff, restoration of variable compensation by $1,421, and an increase in stock-based compensation expense by $951. The increases were partially offset by receipt of $1,028 ERC under the CARES Act.

Selling and distribution expenses decreased $1,356 compared with 2020 primarily due to reductions in provisions for expected credit losses by $2,868 and receipt of $1,236 ERC under the CARES Act. The decreases were partially offset by an increase in depreciation expense by $1,252, an increase in salaries by $596 due to headcount additions and merit increases, increases from the restoration of variable compensation by $416, and an increase in outside service costs by $376.

Acquisition expenses of $1,581 primarily included legal, accounting, and due diligence expenses in connection with our acquisition of a 60% controlling interest in Arcadia.

Restructuring expenses, net and asset impairments of $127 in 2021 primarily related to additional severance accruals for employee terminations associated with closing manufacturing operations in France in 2018. Expenses in 2020 included asset impairments, severance costs related to downsizing our direct labor workforce in response to the COVID-19 impact on demand for DynaEnergetics’ products, and costs related to the sale of the Tyumen, Siberia manufacturing facility.

Operating loss of $2,402 compared with $996 in 2020 was primarily due to lower average selling prices at DynaEnergetics combined with higher general and administrative and acquisition-related expenses in 2021. A planned shutdown of Arcadia between the acquisition date and December 31, 2021 also contributed to the operating loss. During that time, Arcadia had no sales activity but incurred expenses of $2,020.

Other income, net of $152 in 2021 primarily related to a gain on the sale of a fully depreciated fixed asset in DynaEnergetics partially offset by net unrealized and realized foreign currency exchange losses. In 2020, other expense, net primarily related to the non-service cost components of our defined benefit pension plans at certain foreign subsidiaries. Foreign currency exchange gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $304 decreased compared with 2020 primarily due to repayment of debt in the first quarter of 2021. Interest expense, net was also favorably impacted by interest on our investments in marketable securities.

Income tax benefit of $1,544 for 2021 compared with an income tax benefit of $548 for 2020. Our most significant operations are in the United States, which has a 21% statutory tax rate and Germany, which has a 32% statutory tax rate. The mix of pretax income between these jurisdictions is one of the main drivers of the difference between our 21% statutory tax rate and our effective tax rate. Additionally, the current year effective tax rate was impacted favorably by valuation allowance changes in France, Germany, and the U.S and by benefits from the vesting of equity-based compensation. The 2020 tax rate was impacted unfavorably by nondeductible losses related to the closure of DynaEnergetics’ operations in Tyumen, Siberia, partially offset by benefits from the vesting of equity-based compensation.

Net loss attributable to DMC Global Inc. in 2021 was $202 compared with net loss of $1,412 in 2020.

Adjusted EBITDA increased compared with 2020 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2021	2020
Net loss	$(1,010)	$(1,412)

Interest expense, net	304	731
Income tax benefit	(1,544)	(548)
Depreciation	11,303	9,632
Amortization of purchased intangible assets	1,391	1,449

EBITDA	10,444	9,852
Restructuring expenses, net and asset impairments	127	3,387
Acquisition expenses	1,581	—
Arcadia stub period expenses excluding depreciation and amortization	1,605	—
Stock-based compensation	6,574	5,675
Other (income) expense, net	(152)	233
Adjusted EBITDA attributable to DMC Global Inc.	$20,179	$19,147

Adjusted Net Income (Loss) increased compared with 2020 due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Twelve months ended December 31, 2021
	Amount	Diluted weighted average shares outstanding	Per Share
Net loss attributable to DMC Global Inc. common stockholders	$(202)	17,610,711	$(0.01)
Restructuring programs:
NobelClad, net of tax	127	17,610,711	—
Acquisition expenses, net of tax	1,217	17,610,711	0.07
Arcadia stub period expenses, net of tax	1,741	17,610,711	0.10

Adjusted net income attributable to DMC Global Inc. stockholders	$2,883	17,610,711	$0.16

	Twelve months ended December 31, 2020
	Amount	Diluted weighted average shares outstanding	Per Share
Net loss attributable to DMC Global Inc. common stockholders	$(1,412)	14,790,296	$(0.10)
Restructuring programs:
DynaEnergetics, net of tax	2,059	14,790,296	0.14
NobelClad, net of tax	290	14,790,296	0.02
Corporate, net of tax	94	14,790,296	0.01

Adjusted net income attributable to DMC Global Inc. stockholders	$1,031	14,790,296	$0.07

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. DMC operating income and Adjusted EBITDA include unallocated corporate expenses and stock-based compensation expense, which are not allocated to our business segments. Segment operating income will reconcile to consolidated income (loss) before income taxes by deducting unallocated corporate expenses, including stock-based compensation, other income (expense), net, and interest expense, net.

Net sales, segment operating income, and Adjusted EBITDA for each segment were as follows for years ended December 31. Given that Arcadia was acquired in late December 2021 and no sales were recorded in the period from the date of acquisition to December 31, 2021, segment disclosures have been omitted.

	2021
	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$175,356	$84,759	$260,115
% of Consolidated	67%	33%

Operating income (loss)	8,235	9,783	(2,402)

Adjusted EBITDA	16,361	13,717	20,179

	2020
	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$146,395	$82,766	$229,161
% of Consolidated	64%	36%

Operating income (loss)	6,150	6,886	(996)

Adjusted EBITDA	16,335	10,736	19,147

DynaEnergetics

	2021	2020	$ change	% change
Net sales	$175,356	$146,395	$28,961	20%
Gross profit	38,955	38,072	883	2%
Gross profit percentage	22.2%	26.0%
COSTS AND EXPENSES:
General and administrative expenses	17,132	13,116	4,016	31%
Selling and distribution expenses	13,050	14,825	(1,775)	(12)%
Amortization of purchased intangible assets	538	1,059	(521)	(49)%
Restructuring expenses, net and asset impairments	—	2,922	(2,922)	(100)%
Operating income	8,235	6,150	2,085	34%
Adjusted EBITDA	$16,361	$16,335	$26	—%

Net sales were $28,961 higher than in 2020 due to a recovery in energy demand, which led to increased energy prices, drilling and well completion activity in North America, and increased sales of DynaEnergetics’ DS perforating systems. DynaEnergetics reported a 54% year-over-year increase in unit sales of its fully integrated and factory-assembled DS perforating systems in North America. The year-over-year increase in net sales was partially offset by lower international sales. Sales in 2020 were severely impacted by the drop in energy demand and related drilling and completion activity due to the COVID-19 pandemic.

Gross profit percentage decreased to 22.2% primarily due to lower average selling prices in 2021, which also contributed to lower fixed cost absorption, as well as a decline in international sales, which typically have a higher gross profit percentage than domestic sales. The decline was partially offset by receipt of $3,390 ERC under the CARES Act.

General and administrative expenses increased by $4,016 compared with 2020 primarily due to an increase in outside services costs by $5,480 mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff. The increase was partially offset by reductions in salaries, wages, and other payroll-related costs by $1,409, including receipt of $333 ERC under the CARES Act.

Selling and distribution expenses decreased by $1,775 compared with 2020 primarily due to reductions in provisions for expected credit losses by $2,690 and receipt of $800 ERC under the CARES Act. These decreases were partially offset by increases in depreciation expense by $1,249, increases from the restoration of variable compensation by $322, and increases in salaries and wages by $267 due to headcount additions and merit increases.

Amortization of purchased intangibles decreased by $521 compared with 2020 primarily due to fully amortizing certain customer relationship intangible assets during 2021.

Restructuring expenses, net and asset impairments in 2020 included asset impairments, severance costs related to downsizing our direct labor workforce in response to the COVID-19 impact on demand for DynaEnergetics’ products, and costs related to the sale of the Tyumen, Siberia manufacturing facility.

Operating income increased by $2,085 compared with 2020 due to increased sales volume in North America, receipt of $4,523 ERC under the CARES Act, and a reduction in the provisions for expected credit losses which more than offset lower average selling prices and a decline in international sales volume.

Adjusted operating income and Adjusted EBITDA changed compared with 2020 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted operating income and Adjusted EBITDA.

	2021	2020
Operating income	$8,235	$6,150
Adjustments:
Restructuring expenses, net and asset impairments	—	2,922
Adjusted operating income	8,235	9,072
Depreciation	7,588	6,204
Amortization of purchased intangible assets	538	1,059
Adjusted EBITDA	$16,361	$16,335

NobelClad

	2021	2020	$ change	% change
Net sales	$84,759	$82,766	$1,993	2%
Gross profit	22,173	19,433	2,740	14%
Gross profit percentage	26.2%	23.5%
COSTS AND EXPENSES:
General and administrative expenses	3,217	3,388	(171)	-5%
Selling and distribution expenses	8,556	8,423	133	2%
Amortization of purchased intangible assets	490	390	100	26%
Restructuring expenses, net and asset impairments	127	346	(219)	-63%
Operating income	9,783	6,886	2,897	42%
Adjusted EBITDA	$13,717	$10,736	$2,981	28%

Net sales increased by $1,993 compared with 2020 due to the timing of shipment of projects out of backlog.

Gross profit percentage increased to 26.2% primarily due to improved project mix, the favorable impact of higher sales volume on fixed expenses, and receipt of $1,509 ERC under the CARES Act.

General and administrative expenses decreased by $171 compared with 2020 primarily due to reductions in outside service costs of $88 and receipt of $84 ERC under the CARES Act.

Selling and distribution expenses increased by $133 compared with 2020 primarily due to an increase in salaries, wages, and other payroll-related costs by $427, an increase from resumption of business-related travel by $182, and an increase from the restoration of variable compensation by $94. These increases were partially offset by receipt of $436 ERC under the CARES Act and a prior year provision for expected credit losses of $178 associated with a customer that declared bankruptcy.

Restructuring expenses, net and asset impairments of $127 in 2021 related to additional severance liabilities for employees terminated as part of closing manufacturing operations in France in 2018. Expenses in 2020 primarily related to asset impairments for manufacturing and software assets that were no longer in use and severance costs related to downsizing our direct labor workforce in response to the COVID-19 pandemic.

Operating income increased by $2,897 compared to 2020 primarily due to improved project mix, the favorable impact of higher sales volume on fixed expenses, and receipt of $2,029 ERC under the CARES Act.

Adjusted operating income and Adjusted EBITDA increased due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted operating income and Adjusted EBITDA.

	2021	2020
Operating income	$9,783	$6,886
Adjustments:
Restructuring expenses, net and asset impairments	127	346
Adjusted operating income	9,910	7,232
Depreciation	3,317	3,114
Amortization of purchased intangible assets	490	390
Adjusted EBITDA	$13,717	$10,736

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. The COVID-19 pandemic drove a sharp decline in oil and gas well completion activity, and corresponding demand for and pricing of DynaEnergetics' perforating systems late in the first quarter of 2020. In April 2020, DMC announced several cost-containment actions to reduce our activity-based cost structure, limit spending and protect our balance sheet, including suspending the quarterly dividend. Oil prices and oil and gas demand improved throughout 2021, resulting in increased unit sales in DynaEnergetics, though product pricing has continued to be lower than 2019 levels. In NobelClad, downstream energy projects have continued to be delayed and the continuing COVID-19 pandemic and related government shutdowns, labor issues and supply chain disruptions have resulted in numerous project and shipment delays. NobelClad’s order backlog increased to $41,181 at December 31, 2021 from $39,884 at December 31, 2020.

On October 22, 2020, we commenced an at-the-market equity ("ATM") program under a shelf registration statement filed in May 2020 under which we have sold a total of 1,006,180 shares of common stock for net proceeds of $51,002 through the end of 2021.

Additionally, in May 2021, the Company completed a registered public offering of its stock under an automatic shelf registration statement on Form S-3ASR filed on May 3, 2021, issuing a total of 2,875,000 shares of its common stock, which included the exercise of the over-allotment option, at a market price of $45 per share resulting in gross proceeds of $129,375. Net proceeds from the offering were $123,461, after deducting underwriter fees and other expenses of $5,914. We used proceeds from the ATM program and the registered public offering as part of the consideration used to acquire a 60% controlling interest in Arcadia.

Our net debt position was $116,615 at December 31, 2021 compared to net cash of $42,659 at December 31, 2020. Indebtedness increased during 2021 to fund a portion of the purchase price of the Arcadia acquisition. We have a fully undrawn and available $50,000 revolving credit facility. We may in the future seek to implement a new at-the-market offering program or otherwise access the capital markets, but there can be no assurance that any future capital will be available on acceptable terms or at all.

We believe that cash and cash equivalents and marketable securities on hand, cash flow from operations, funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions to raise additional funds if we believe market conditions are favorable. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor the continuing unprecedented financial and market conditions, including the impacts COVID-19 will have on credit availability and capital markets.

We declared a quarterly dividend of $0.125 per share in the first quarter of 2020. On April 23, 2020, DMC announced that its Board of Directors suspended the quarterly dividend indefinitely due to the uncertain economic outlook caused by the COVID-19 pandemic. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant. Any determination to pay cash dividends will be at the discretion of the Board of Directors.

Debt facilities

On December 23, 2021, in connection with the Arcadia acquisition, we entered into a five-year $200,000 syndicated credit agreement (“credit facility”) which included a $150,000 Term Loan, which is amortizable at 10% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2026, and allows for revolving loans of up to $50,000. The credit facility has an accordion feature to increase the commitments by $100,000 under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of four banks, with KeyBank, N.A. acting as administrative agent. The credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.

Borrowings under the $150,000 Term Loan and $50,000 revolving loan limit can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). As of December 31, 2021, no amounts had been drawn on the revolver since the credit facility was executed.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to the Consolidated Pro Forma EBITDA for such period. The maximum leverage ratio permitted by our credit facility is 3.5 to 1.0 through the quarter ended March 31, 2022, 3.25 to 1.0 from the quarter ended June 30, 2022 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter. The actual leverage ratio as of December 31, 2021, calculated in accordance with the credit facility, as amended, was 3.0 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes to the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended December 31, 2021 was 1.7 to 1.0.

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of December 31, 2021, we were in compliance with all financial covenants and other provisions of our debt agreements.
As of December 31, 2021, U.S. dollar revolving loans of zero and borrowings of $150,000 on the Term Loan were outstanding under our credit facility and our available borrowing capacity was $50,000.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000.

Other contractual obligations and commitments

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2021:

	Payment Due by Period
	As of December 31, 2021
	Less than			More than
Other Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Credit facility (1)	$15,000	$45,000	$90,000	$—	$150,000
Operating lease obligations (2)	6,126	16,187	14,369	33,268	69,950
Purchase obligations (3)	48,922	—	—	—	48,922
Total	$70,048	$61,187	$104,369	$33,268	$268,872

(1)  Represents outstanding borrowings under our credit facility but excludes interest expense on outstanding credit facility borrowings. For more information about our debt obligations, please see Note 4 "Debt" to our Consolidated Financial Statements.

(2) The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2021. Our operating lease obligations are described in Note 2 "Summary of Significant Accounting Policies" of our Consolidated Financial Statements.

(3)  Amounts represent commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in the accompanying Consolidated Balance Sheets.

(4) The above table does not include amounts potentially payable to exercise the Put Option or Call Option associated with the redeemable noncontrolling interest.

Cash flows from operating activities

Net cash used in operating activities was $12,812 in 2021 compared with cash flows provided by operating activities of $30,362 in 2020. The decrease primarily was due to an increased use of cash for working capital, which included higher accounts receivable, higher inventory levels to mitigate global supply chain bottlenecks and in anticipation of increased sales activity in future periods, lower accrued income taxes after payment of German income taxes during the fourth quarter of 2021, and higher prepaid expenses and other assets related in part to payments to fund our Non-Qualified Deferred Compensation Plan and other prepaid service contracts. The increases in working capital were partially offset by higher accounts payable resulting from increased purchasing activity.

Cash flows from investing activities

Net cash used in investing activities in 2021 totaled $267,806 and primarily consisted of $261,000 in cash used to fund a portion of the Arcadia acquisition, investments in marketable securities of $123,984, issuance of a promissory note in conjunction with the Arcadia acquisition of $24,902, and acquisition of property, plant and equipment of $5,455 for DynaEnergetics and $2,730 for NobelClad. These uses of cash were partially offset by proceeds from sales of marketable securities of $144,921 and proceeds from maturities of marketable securities of $4,799.

Net cash used in investing activities in 2020 totaled $39,557 and primarily consisted of acquisition of investments in marketable securities of $25,740 and acquisitions of property, plant and equipment of $11,741 for DynaEnergetics and $1,975 for NobelClad.

Cash flows from financing activities

Net cash provided by financing activities for 2021 totaled $282,585, which included borrowing of our Term Loan of $150,000, net proceeds from our equity offering of $123,461 and our ATM equity program of $25,262 partially offset by repayment in full of outstanding indebtedness under our previous credit facility of $11,750, treasury stock purchases of $2,485, and payment of deferred debt issuance costs of $2,337

Net cash provided by financing activities for 2020 totaled $17,317, which included proceeds from our ATM equity program of $25,740 partially offset by payment of quarterly dividends of $3,749, repayments on the capital expenditure facility under our previous credit facility of $3,125, and treasury stock purchases of $1,890.

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

In management’s opinion, the more significant reporting areas impacted by management’s judgments and estimates are business combination, revenue recognition, inventories, asset impairments, and income taxes. Management’s judgments and estimates in these areas are based on information available from both internal and external sources, and actual results could differ from the estimates as additional information becomes known. We believe the following to be our most critical accounting policies.

Business Combination

The Company accounts for acquisitions under the acquisition method. Net assets and results of operations are included in our financial statements commencing at the acquisition date. We allocate the fair value of the acquisition’s purchase consideration to the tangible and intangible assets acquired and liabilities assumed, based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recognized as goodwill. The allocation of the purchase price requires management to make significant estimates in determining the fair values of assets acquired and liabilities assumed, especially with respect to intangible assets. These estimates and assumptions can include, but are not limited to, the cash flows that an asset is expected to generate in the future, the appropriate weighted average cost of capital, and the estimated useful lives. Changes in these assumptions could affect the carrying value of these assets.

Intangible assets are initially valued at fair value using generally accepted valuation methods appropriate for the type of intangible asset. Intangible assets with definite lives are amortized over their estimated useful lives and are reviewed for impairment if indicators of impairment arise. Intangible assets primarily consist of customer relationships, customer backlog and trademarks / trade names, which are recorded at acquisition date fair value, less accumulated amortization. The determination of estimated useful lives and the allocation of purchase price to intangible assets requires significant judgment and affects the amount of future amortization and possible impairment charges. We determine the appropriate useful life of intangible assets by performing an analysis of expected cash flows of the acquired assets.

Revenue Recognition

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different products by segment to determine the appropriate basis for revenue recognition, as described below. Given that Arcadia was purchased in late December 2021 and no revenue was recorded in the period from the date of acquisition to December 31, 2021, related accounting policies have not been included herein. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers.

Our rights to payments for goods transferred to customers arise when control is transferred at a point in time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days. In instances when we require customers to make advance payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments.

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

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. DynaEnergetics is entitled to each product’s transaction price upon the customer obtaining control of the item. Such control occurs as of a point in time, which is generally based upon relevant International Commercial Terms (“Incoterms") as it relates to product ownership and legal title being transferred. Upon fulfillment of applicable Incoterms, DynaEnergetics has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict access to, the asset. No payment discounts, rebates, refunds, or any other forms of variable consideration are included within contracts. DynaEnergetics also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns without its prior approval.

For orders that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For orders that contain multiple products being purchased by the customer, judgment is required to determine standalone selling price (“SSP”) for each distinct performance obligation. However, such judgment is largely mitigated given that products purchased are generally shipped at the same time. In instances where products purchased are not shipped at the same time, DynaEnergetics uses the contractually stated price to determine SSP as this price approximates the price of each good as sold separately.

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

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For contracts which contain multiple distinct performance obligations, judgment is required to determine the SSP for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.

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

Asset impairments

Finite-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We compare the expected undiscounted future operating cash flows associated with these finite-lived assets to their respective carrying values to determine if they are fully recoverable when indicators of impairment are present. If the expected future operating cash flows of an asset are not sufficient to recover the related carrying value, we estimate the fair value of the asset group. Impairment is recognized when the carrying amount of the asset group is not recoverable and when carrying value exceeds the estimated fair value. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

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

Off Balance Sheet Arrangements

At December 31, 2021, we had no off-balance sheet arrangements, as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Please refer to Note 2 "Significant Accounting Policies" to our Consolidated Financial Statements in this annual report for a discussion of recent accounting pronouncements and their anticipated effect on our business.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our Consolidated Financial Statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our Consolidated Balance Sheets, either positively or negatively. Sales made in currencies other than U.S. dollars accounted for 16%, 17%, and 12% of total sales for the years ended 2021, 2020, and 2019, respectively. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

We use foreign currency forward contracts to offset foreign exchange rate fluctuation on foreign currency denominated asset and liability positions. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized losses or gains would be offset by corresponding gains or losses, respectively, in the remeasurement of the asset and liability positions being hedged. As such, these forward currency contracts and the offsetting underlying asset and liability positions do not create material market risk. The notional amount of the foreign exchange contracts at December 31, 2021 and 2020 was $13,032 and $2,092, respectively.
Interest Rate Risk

The Company's interest expense, in part, is sensitive to the general level of interest rates in North America and Europe. At December 31, 2021, all of the Company's debt was subject to variable interest rates. A one percentage point change in average interest rates would cause interest expense, net in 2021 to increase by $77. This was determined by considering the impact of a hypothetical interest rate on the Company's average outstanding variable debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the Company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.                Financial Statements and Supplementary Data

DMC GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021 and 2020 and for Each of the Three Years Ended
December 31, 2021, 2020 and 2019

The consolidated financial statement schedules required by Regulation S-X are filed under Item 15 “Exhibits and Financial Statement Schedules”.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DMC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DMC Global Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive (loss) income, stockholders' equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Customer Relationships Intangible Asset Resulting from the Acquisition of Arcadia

Description of the Matter
As described in Note 3 of the consolidated financial statements, the Company entered into an equity purchase agreement to acquire 60% of the membership interests of Arcadia, Inc. The Company completed the acquisition of Arcadia for closing consideration of $261.0 million in cash (excluding $7.7 million in acquired cash) and 551,458 shares of its common stock, par value $0.05 per share. The transaction was accounted for as a business combination and the assets acquired, and liabilities assumed have been recorded based on preliminary estimates of fair value and are subject to change based on the finalization of the fair values of the assets acquired and liabilities assumed.

Auditing the Company’s accounting for its 60% acquisition of Arcadia was complex due to the significant estimation involved in estimating the fair value of customer relationships. The Company preliminarily allocated approximately $211.0 million of the purchase price to the fair value of the customer relationships intangible asset. The Company used the income approach—excess earnings method to value customer relationships. The significant assumptions used to estimate the value of the customer relationships included the discount rate, customer attrition rate and certain other assumptions that form the basis of the forecasted results (e.g., revenue growth rates and estimated future cash flows). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of the Company's internal controls over accounting for the Arcadia acquisition, including controls over the recognition and measurement of the customer relationships intangible asset and management's judgements and evaluation over the underlying assumptions with regard to the valuation model applied. We also tested management's internal controls to validate that the data used in the valuation models was complete and accurate.

To test the estimated fair value of the acquired customer relationships intangible asset, our audit procedures included, among others, evaluating the Company’s selection of a valuation method and testing the valuation model and significant assumptions used in the valuation models, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry and market trends and to the historical results of the acquired Arcadia business. We also performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the acquired customer relationships intangible asset that would result from changes in the assumptions. In addition, we involved internal valuation specialists to assist in our evaluation of the valuation methodology and certain significant assumptions used by the Company. Our internal valuation specialists’ procedures included, among others, developing a range of independent estimates for the discount rates and comparing those to the discount rates selected by management.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2002.
Denver, Colorado
March 1, 2022

DMC GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	As of December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$30,810	$28,187
Marketable securities	—	25,736
Accounts receivable, net of allowance for doubtful accounts of $2,773 and $2,605, respectively	71,932	31,366
Inventories	124,214	52,573
Prepaid expenses and other	12,240	5,448
Total current assets	239,196	143,310
Property, plant and equipment	191,022	180,278
Less - accumulated depreciation	(68,944)	(70,867)
Property, plant and equipment, net	122,078	109,411
Goodwill	141,266	—
Purchased intangible assets, net	255,576	3,665
Deferred tax assets	6,930	4,582
Other assets	99,366	18,677
Total assets	$864,412	$279,645

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,276	$17,574
Accrued expenses	13,585	5,301
Accrued income taxes	9	7,279
Accrued employee compensation and benefits	9,766	7,160
Contract liabilities	21,052	4,928
Current portion of long-term debt	15,000	3,125
Other current liabilities	6,126	1,741
Total current liabilities	105,814	47,108
Long-term debt	132,425	8,139
Deferred tax liabilities	2,202	2,254
Other long-term liabilities	66,250	25,230
Total liabilities	306,691	82,731
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interest	197,196	—
Stockholders' Equity:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 19,920,829 and 15,917,559 shares issued, respectively	996	796
Additional paid-in capital	294,515	117,387
Retained earnings	111,031	115,657
Other cumulative comprehensive loss	(26,538)	(22,962)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 570,415 and 528,274 shares, respectively	(19,479)	(13,964)
Total stockholders' equity	360,525	196,914
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$864,412	$279,645

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$260,115	$229,161	$397,550
Cost of products sold	200,635	172,308	252,627
Gross profit	59,480	56,853	144,923
Costs and expenses:
General and administrative expenses	36,276	29,150	37,976
Selling and distribution expenses	22,507	23,863	27,475
Amortization of purchased intangible assets	1,391	1,449	1,544
Acquisition expenses	1,581	—	—
Restructuring expenses, net and asset impairments	127	3,387	19,503
Total costs and expenses	61,882	57,849	86,498
Operating (loss) income	(2,402)	(996)	58,425
Other income (expense):
Other income (expense), net	152	(233)	(169)
Interest expense, net	(304)	(731)	(1,554)
(Loss) income before income taxes	(2,554)	(1,960)	56,702
Income tax (benefit) provision	(1,544)	(548)	22,661
Net (loss) income	(1,010)	(1,412)	34,041
Less: Net loss attributable to redeemable noncontrolling interest	(808)	—	—
Net (loss) income attributable to DMC Global Inc. stockholders	$(202)	$(1,412)	$34,041

Net (loss) income per share attributable to DMC Global Inc. stockholders:
Basic	$(0.26)	$(0.10)	$2.29
Diluted	$(0.26)	$(0.10)	$2.28
Weighted-average shares outstanding:
Basic	17,610,711	14,790,296	14,579,608
Diluted	17,610,711	14,790,296	14,655,350

Dividends declared per common share	$—	$0.125	$0.29

Reconciliation to net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Year Ended December 31,
	2021	2020	2019
Net (loss) income attributable to DMC Global Inc.	$(202)	$(1,412)	$34,041
Adjustment of redeemable noncontrolling interest	4,424	—	—
Net (loss) income attributable to DMC Global Inc. common shareholders after adjustment of redeemable noncontrolling interest	$(4,626)	$(1,412)	$34,041

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)

	Year Ended December 31,
	2021	2020	2019
Net (loss) income	$(1,010)	$(1,412)	$34,041

Change in cumulative foreign currency translation adjustment	(3,576)	2,841	(1,209)
Reclassification of DynaEnergetics Siberia cumulative translation loss to Statement of Operations upon substantial liquidation	—	—	10,420
Other comprehensive (loss) income	$(4,586)	$1,429	$43,252

Less: comprehensive loss attributable to redeemable noncontrolling interest	(808)	—	—

Comprehensive (loss) income attributable to DMC Global Inc. stockholders	$(3,778)	$1,429	$43,252

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	equity	Interest
Balances, December 31, 2018	14,987,962	$749	$80,077	$89,291	$(35,014)	(82,186)	$(817)	$134,286	$—
Net income	—	—	—	34,041	—	—	—	34,041	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,209)	—	—	(1,209)	—
Reclassification of DynaEnergetics Siberia cumulative translation loss to Statement of Operations upon substantial liquidation	—	—	—	—	10,420	—	—	10,420	—
Shares issued in connection with stock compensation plans	129,245	7	550	—	—	7,502	—	557	—
Stock-based compensation	—	—	5,012	—	—	—	—	5,012	—
Dividends declared	—	—	—	(4,330)	—	—	—	(4,330)	—
Treasury stock activity	—	—	—	—	—	(389,848)	(6,636)	(6,636)	—
Balances, December 31, 2019	15,117,207	$756	$85,639	$119,002	$(25,803)	(464,532)	$(7,453)	$172,141	$—
Net loss	—	—	—	(1,412)	—	—	—	(1,412)	—
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,841	—	—	2,841	—
Shares issued in connection with at-the-market offering program	608,360	30	25,710	—	—	—	—	25,740	—
Shares issued in connection with stock compensation plans	191,992	10	421	—	—	—	—	431	—
Adjustment for cumulative effect from change in accounting principle (ASU 2016-13)	—	—	—	(50)	—	—	—	(50)	—
Stock-based compensation	—	—	5,608	—	—	—	—	5,608	—
Dividends declared	—	—	—	(1,883)	—	—	—	(1,883)	—
Treasury stock activity	—	—	9	—	—	(63,742)	(6,511)	(6,502)	—
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	$(13,964)	$196,914	$—
Net loss	—	—	—	(202)	—	—	—	(202)	(808)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,576)	—	—	(3,576)	—
Shares issued in connection with equity offering	2,875,000	144	123,317	—	—	—	—	123,461	—
Shares issued in connection with at-the-market offering program	397,820	20	25,242	—	—	—	—	25,262	—
Shares issued in connection with stock compensation plans	178,992	9	425	—	—	—	—	434	—
Shares issued in connection with acquisition	551,458	27	21,689	—	—	—	—	21,716	—
Acquired redeemable noncontrolling interest	—	—	—	—	—	—	—	—	193,580
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	(4,424)	—	—	—	(4,424)	4,424
Stock-based compensation	—	—	6,455	—	—	—	—	6,455	—
Treasury stock activity	—	—	—	—	—	(42,141)	(5,515)	(5,515)	—
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	$(19,479)	$360,525	$197,196
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows (used in) provided by operating activities:
Net (loss) income	$(1,010)	$(1,412)	$34,041
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	11,303	9,632	8,316
Amortization of purchased intangible assets	1,391	1,449	1,544
Amortization and write-off of deferred debt issuance costs	248	207	178
Stock-based compensation	6,574	5,675	5,204
Deferred income taxes	(1,846)	(2,313)	4,289
(Gain) loss on disposal of property, plant and equipment	(204)	247	530
Restructuring expenses, net and asset impairments	127	3,387	19,503
Change in:
Accounts receivable, net	(9,769)	30,227	(1,221)
Inventories	(12,440)	2,992	(2,671)
Prepaid expenses and other	(19,413)	675	(5,724)
Accounts payable	13,584	(14,772)	10,145
Contract liabilities	1,613	1,985	1,603
Accrued anti-dumping duties and penalties	—	—	(8,000)
Accrued expenses and other liabilities	(2,970)	(7,617)	(3,143)
Net cash (used in) provided by operating activities	(12,812)	30,362	64,594
Cash flows used in investing activities:
Acquisition of business, net of cash acquired	(261,000)	—	—
Investment in marketable securities	(123,984)	(25,740)	—
Proceeds from maturities of marketable securities	4,799	—	—
Proceeds from sales of marketable securities	144,921	—	—
Acquisition of property, plant and equipment	(8,659)	(13,853)	(27,210)
Promissory note to redeemable noncontrolling interest holder	(24,902)	—	—
Proceeds on sale of property, plant and equipment	1,019	36	1,263
Net cash used in investing activities	(267,806)	(39,557)	(25,947)
Cash flows provided by (used in) financing activities:
Payments on revolving loans, net	—	—	(17,129)
Payments on capital expenditure facility	(11,750)	(3,125)	(10,125)
Borrowings on term loan	150,000	—	—
Payment of dividends	—	(3,749)	(2,762)
Payment of deferred debt issuance costs	(2,337)	(90)	—
Net proceeds from issuance of common stock through equity offering	123,461	—	—
Net proceeds from issuance of common stock through at-the-market offering program	25,262	25,740	—
Net proceeds from issuance of common stock to employees and directors	434	431	557
Treasury stock purchases	(2,485)	(1,890)	(1,103)
Net cash provided by (used in) financing activities	282,585	17,317	(30,562)

Effects of exchange rates on cash	656	(288)	(1,107)

Net increase in cash and cash equivalents	2,623	7,834	6,978
Cash and cash equivalents, beginning of the period	28,187	20,353	13,375
Cash and cash equivalents, end of the period	$30,810	$28,187	$20,353

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Supplemental disclosures of noncash investing and financing activities:
Non-cash consideration for acquisition of business, net of cash acquired	$21,716	$—	$—
Non-cash lease liabilities arising from obtaining right-of-use assets	—	—	8,821
Cash paid during the period for -
Interest	51	402	1,445
Income taxes, net	7,533	497	20,995
The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021
(Amounts in Thousands, Except Share and Per Share Data)

1.    ORGANIZATION AND BUSINESS

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware in 1997. DMC is a diversified holding company headquartered in Broomfield, Colorado and has manufacturing facilities in the United States and Germany. DMC’s portfolio currently consists of three businesses: Arcadia, DynaEnergetics, and NobelClad, which collectively address the building products, energy, industrial processing and transportation markets. In December 2021, DMC acquired a controlling interest in Arcadia, a leading supplier of architectural building materials, including storefronts and entrances, windows, curtain walls and interior partitions. Arcadia also supplies the luxury home market with highly engineered steel, aluminum and wood door and window systems. DynaEnergetics is an international developer, manufacturer and marketer of advanced explosive components and systems used to perforate oil and gas wells. NobelClad is a leading global manufacturer of explosion-welded clad metal plates, which are used to fabricate capital equipment utilized within various process industries and other industrial sectors. Please refer to Note 3 “Business Combination” for additional discussion of the Arcadia acquisition.

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

Business Combination

The results of a business acquired in a business combination are included in the Company’s financial statements from the date of acquisition. The Company allocates purchase price to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. The excess of the purchase price over the amount allocated to the identifiable assets and liabilities, if any, is recorded as goodwill.

Determining the fair value of assets acquired and liabilities assumed requires management to make significant judgments and estimates, including the selection of valuation methodologies, estimates of future revenue and cash flows, discount rates and selection of comparable companies.

Acquisition-related transaction costs are expensed in the period in which the costs are incurred.

Please refer to Note 3 “Business Combination” for additional discussion of the Arcadia acquisition.

Foreign Operations and Foreign Exchange Rate Risk

The functional currency of our foreign operations is the applicable local currency for each affiliate company. Assets and liabilities of foreign subsidiaries for which the functional currency is the local currency are translated at exchange rates in effect at period-end, and the Statements of Operations are translated at the average exchange rates during the period. Exchange rate fluctuations on translating foreign currency financial statements into U.S. dollars are referred to as translation adjustments. Translation adjustments are recorded as a separate component of stockholders’ equity and are included in "Other cumulative comprehensive loss." Transactions denominated in currencies other than the functional currency are recorded based on exchange rates at the time such transactions arise. Subsequent changes in exchange rates result in transaction gains and losses, which are reflected in "Other income (expense), net" as unrealized, based on period-end exchange rates, or realized, upon settlement of the transaction. Cash flows from our operations in foreign countries are translated at actual exchange rates when known, or at the average rate for the period. As a result, amounts related to assets and liabilities reported in the Consolidated Statements of Cash Flows will not agree to changes in the corresponding balances in the Consolidated Balance Sheets. The effects of exchange rate changes on cash balances held in foreign currencies are reported as a separate line item below cash flows from financing activities.

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

During the year ended December 31, 2021, we held investments in U.S. Treasuries as well as A-1 or P-1 rated commercial paper. Our marketable securities were converted to cash and used in part to fund the acquisition of Arcadia. Please refer to Note 3 “Business Combination” for additional discussion of the Arcadia acquisition. As of December 31, 2020, our investments were comprised solely of U.S. Treasury securities with maturities ranging from three to twelve months, and these investments were classified and accounted for as trading securities. The Company’s investments in U.S. Treasury securities are measured at fair value with gains and losses recognized in the Consolidated Statement of Operations within “Other income (expense), net."

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

During the year ended December 31, 2021, our expected loss rate continued to reflect uncertainties in market conditions present in both of our businesses due to the ongoing COVID-19 pandemic. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. In total, provisions of $181 were recorded during the year ended December 31, 2021. For the years ended December 31, 2020 and 2019, we recorded $3,381 and $575 of bad debt expense, respectively.

The following table summarizes activity in the allowance for credit losses on receivables from DynaEnergetics and NobelClad customers. No allowance for doubtful accounts has been established against Arcadia receivable balances given that receivables were recorded at fair value as of the purchase date and no subsequent sales occurred in the period from acquisition to December 31, 2021.

	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2020	$2,590	$15	$2,605
Current period provision for expected credit losses	181	—	181
Recoveries of amounts previously reserved	(10)	—	(10)
Impacts of foreign currency exchange rates and other	(3)	—	(3)
Allowance for doubtful accounts, December 31, 2021	$2,758	$15	$2,773

During the third quarter of 2021, the Company entered into a note receivable with terms of repayment over five years, collateralized by certain fixed assets. The note, with an outstanding current balance of $1,395 as of December 31, 2021 recorded within “Prepaid expenses and other” and an outstanding long-term balance of $7,357 as of December 31, 2021 recorded within “Other Assets”, is considered an arrangement with a variable interest entity for which the Company is not the primary beneficiary and has concluded does not require consolidation.

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

Inventories consisted of the following at December 31, 2021:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$12,168	$15,209	$7,655	$35,032
Work-in-process	3,987	13,672	10,257	27,916
Finished goods	44,348	14,998	1,651	60,997
Supplies	—	—	269	269
	$60,503	$43,879	$19,832	$124,214

Inventories consisted of the following at December 31, 2020:

	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	13,250	11,903	$25,153
Work-in-process	7,062	6,682	13,744
Finished goods	12,806	669	13,475
Supplies	—	201	201
	$33,118	$19,455	$52,573

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

Buildings and improvements	15-40 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer equipment	3-10 years
Other	3-10 years

Gross property, plant and equipment consisted of the following at December 31:

	2021	2020
Land	$5,725	$3,634
Buildings and improvements	58,536	59,556
Manufacturing equipment and tooling	79,855	72,992
Furniture, fixtures and computer equipment	18,910	22,194
Other	14,926	7,261
Construction in process	13,070	14,641
	$191,022	$180,278

The increase in gross property, plant and equipment at December 31, 2021 from December 31, 2020 primarily was due to the acquisition of a controlling interest in Arcadia. Please refer to Note 3 “Business Combination” for additional discussion of the Arcadia acquisition.

Asset Impairments

Finite-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We compare the expected undiscounted future operating cash flows associated with these finite-lived assets to their respective carrying values to determine if they are fully recoverable when indicators of impairment are present. If the expected future operating cash flows of an asset group are not sufficient to recover the related carrying value, we estimate the fair value of the asset group. Impairment is recognized when the carrying amount of the asset group is not recoverable and when carrying value exceeds the estimated fair value. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

For the year ended December 31, 2021, no impairments were recorded. For the year ended December 31, 2020, we recognized an impairment charge of $1,361 (recorded in “Restructuring expenses, net and asset impairments”). The COVID-19 pandemic-related collapse in oil and gas demand led to a downturn in well completions and the corresponding demand for DynaEnergetics’ products. As a result, DynaEnergetics recorded asset impairment charges of $1,181 on certain manufacturing assets that will no longer be utilized in production at its Blum, Texas and Troisdorf, Germany facilities. The fair value of the assets upon which an impairment charge was recorded was primarily based upon the Company's estimates as we negotiated disposal of the assets. For the year ended December 31, 2019, we recognized an impairment charge of $6,231 (recorded in “Restructuring expenses, net and asset impairments”) related to production assets in DynaEnergetics' operations in Tyumen, Siberia, which were closed in 2019. The fair value of applicable Russian assets upon which an impairment charge was recorded was primarily based upon the Company's estimates as we negotiated disposal of the assets. Please refer to Note 11 “Restructuring and Asset Impairments” for additional discussion.

Goodwill

Goodwill represents the amount by which the purchase price exceeds the fair value of identifiable tangible and intangible assets and liabilities acquired in a business combination. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value might not be fully recoverable. For goodwill, impairment is assessed at the reporting unit level. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management.

As of and for the year ended December, 31, 2021, all goodwill recorded within the Consolidated Balance Sheet relates to the Arcadia acquisition. Given the proximity of the acquisition date to the balance sheet date, a quantitative impairment assessment was not deemed necessary of performance. No goodwill was outstanding as of and for the year ended December 31, 2020.

Purchased Intangible Assets

Our purchased intangible assets include finite-lived core technology, customer relationships, customer backlog, and trademarks/trade names. Finite-lived intangible assets are amortized over the estimated useful life of the related assets which have a remaining weighted average amortization period of approximately fourteen years in total. The remaining weighted average amortization periods of the intangible assets by asset category are as follows:

Core technology	3 years
Customer relationships	15 years
Customer backlog	7 months
Trademarks / Trade names	15 years

Our purchased intangible assets consisted of the following as of December 31, 2021:

	Gross	Accumulated Amortization	Net
Core technology	$15,647	$(14,209)	$1,438
Customer relationships	246,718	(36,047)	210,671
Customer backlog	21,500	—	21,500
Trademarks / Trade names	24,037	(2,070)	21,967
Total intangible assets	$307,902	$(52,326)	$255,576

Our purchased intangible assets consisted of the following as of December 31, 2020:

	Gross	Accumulated Amortization	Net
Core technology	$17,899	$(14,234)	$3,665
Customer relationships	37,638	$(37,638)	—
Trademarks / Trade names	2,194	$(2,194)	—
Total intangible assets	$57,731	$(54,066)	$3,665

The change in the gross value of our purchased intangible assets at December 31, 2021 from December 31, 2020 primarily was due to the acquisition of a controlling interest in Arcadia. Please refer to Note 3 “Business Combination” for additional discussion of the acquisition. In addition, the gross value changed due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics and NobelClad reporting units. After the goodwill associated with each reporting unit was impaired at December 31, 2015 and September 30, 2017, respectively, the tax amortization reduces other intangible assets related to the historical acquisition.

Expected future amortization of intangible assets is as follows:

For the years ended December 31 -
2022	$37,518
2023	16,018
2024	16,002
2025	15,533
2026	15,533
Thereafter	154,972
$255,576

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	December 31, 2021	December 31, 2020
ROU asset	$52,219	$10,733

Current lease liability	6,126	1,741
Long-term lease liability	47,000	10,066
Total lease liability	$53,126	$11,807

The ROU asset is reported in “Other assets” while the current lease liability is reported in “Other current liabilities” and the long-term lease liability is reported in “Other long-term liabilities” on the Company’s Consolidated Balance Sheets. The Company’s financing leases were not material as of December 31, 2021. Cash paid for operating lease liabilities are recorded as cash flows from operating activities in the Company’s Consolidated Statements of Cash Flows. The ROU asset and lease liability as of December 31, 2021 increased primarily due to leases at Arcadia. In addition, Arcadia leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the holder of the redeemable noncontrolling interest and the President of Arcadia. There were eight related party leases in effect as of December 31, 2021, with expiration or option to exercise dates ranging from calendar years 2022 to 2031, including renewal provisions. As of the acquisition date, the total ROU asset and related lease liability recognized for related party leases was $41,215 and $41,218, respectively. The Company believes that the lease terms for these properties are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for similar types of property. During the year-ended December 31, 2021, DMC did not have material lease payments related to these leases.

Total operating lease expense included in the Company’s Consolidated Statements of Operations was $4,453, $3,950 and $4,012 for the years ended December 31, 2021, 2020, and 2019, respectively. Short term and variable lease costs were not material for the year ended December 31, 2021.

Certain of the Company’s leases contain renewal options and options to extend the leases for up to five years, and a majority of these options are reflected in the calculation of the ROU assets and lease liability due to the likelihood of renewal

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term	9.0 years	8.3 years
Weighted average discount rate	4.4%	5.2%

The following table represents maturities of operating lease liabilities as of December 31, 2021:

Due within 1 year	$6,126
Due after 1 year through 2 years	8,344
Due after 2 years through 3 years	7,843
Due after 3 years through 4 years	7,748
Due after 4 years through 5 years	6,621
Thereafter	27,557
Total future minimum lease payments	64,239
Less imputed interest	(11,113)
Total	$53,126

Contract Liabilities

On occasion, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows at December 31:

	2021	2020
Arcadia	$14,697	$—
DynaEnergetics	474	478
NobelClad	5,881	4,450
Total	$21,052	$4,928

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities. Approximately 87% of the $4,928 recorded as contract liabilities at December 31, 2020, was recorded to net sales during the year ended December 31, 2021.

Revenue Recognition

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different products by segment to determine the appropriate basis for revenue recognition, as described below. Given that Arcadia was purchased in late December 2021 and no revenue was recorded in the period from the date of acquisition to December 31, 2021, related accounting policies have not been included herein. Revenue is not generated from sources other than contracts with customers and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers.

Our rights to payments for goods transferred to customers arise when control is transferred at a point in time and not on any other criteria. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days. In instances when we require customers to make advance payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 8 “Business Segments” for disaggregated revenue disclosures.

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

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. DynaEnergetics is entitled to each product’s transaction price upon the customer obtaining control of the item. Such control occurs as of a point in time, which is generally based upon relevant International Commercial Terms (“Incoterms") as it relates to product ownership and legal title being transferred. Upon fulfillment of applicable Incoterms, DynaEnergetics has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict access to, the asset. No payment discounts, rebates, refunds, or any other forms of variable consideration are included within contracts. DynaEnergetics also does not provide service-type warranties either via written agreement or customary business practice, nor does it allow customer returns without its prior approval.

For orders that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For orders that contain multiple products being purchased by the customer, judgment is required to determine standalone selling price (“SSP”) for each distinct performance obligation. However, such judgment is largely mitigated given that products purchased are generally shipped at the same time. In instances where products purchased are not shipped at the same time, DynaEnergetics uses the contractually stated price to determine SSP as this price approximates the price of each good as sold separately.

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

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For contracts which contain multiple distinct performance obligations, judgment is required to determine the SSP for each performance obligation. NobelClad uses the expected cost plus margin approach in order to estimate SSP, whereby an entity forecasts its expected costs of satisfying a performance obligation and then adds an appropriate margin for that good. The required judgment described herein largely is mitigated given the short duration between order initiation and complete order fulfillment.
Research and Development

Research and development costs include expenses associated with developing new products and processes as well as improvements to current manufacturing processes. Research and development costs are included in our "Cost of products sold" and were as follows for the years ended December 31:

	2021	2020	2019
DynaEnergetics	$6,378	$6,335	$7,057
NobelClad	862	1,575	1,393
Total research and development costs	$7,240	$7,910	$8,450

Earnings Per Share

In periods with net income, the Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities as they receive non-forfeitable rights to dividends as common stock. Because we were in a net loss position for the years ended December 31, 2021 and 2020, all potentially dilutive shares are anti-dilutive and are excluded from the determination of diluted EPS.

Basic EPS is calculated by dividing net income (loss) attributable to the Company's stockholders after adjustment of redeemable noncontrolling interest by the weighted‑average number of common shares outstanding during the period. Net income available to common shareholders of the Company includes adjustments of the redeemable noncontrolling interest to redemption value as of the end of the period presented. Please refer to Note 3 "Business Combination" for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method assuming nonvested shares are not converted into common shares. For the applicable period presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

EPS was calculated as follows for the years ended December 31:

	2021	2020	2019
Net (loss) income attributable to DMC Global Inc. stockholders, as reported	(202)	(1,412)	34,041
Less: Adjustment of redeemable noncontrolling interest	(4,424)	—	—
Less: Distributed net income available to participating securities	—	—	(85)
Less: Undistributed net income available to participating securities	—	—	(582)
Numerator for basic net (loss) income per share:	(4,626)	(1,412)	33,374
Add: Undistributed net income allocated to participating securities	—	—	582
Less: Undistributed net income reallocated to participating securities	—	—	(579)
Numerator for diluted net (loss) income per share:	(4,626)	(1,412)	33,377
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	17,610,711	14,790,296	14,579,608
Effect of dilutive securities	—	—	75,742
Weighted average shares outstanding for diluted net (loss) income per share	17,610,711	14,790,296	14,655,350
Net (loss) income per share attributable to DMC Global Inc. stockholders:
Basic	$(0.26)	$(0.10)	$2.29
Diluted	$(0.26)	$(0.10)	$2.28

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

The carrying value of accounts receivable and payable, accrued expenses, and the revolving loans and term loan under our credit facility approximate their fair value.

Our U.S. Treasury marketable securities are valued using quoted prices in active markets that are accessible as of the measurement date. Our revolving loans and our term loan reset each month at market interest rates. All of these items are considered Level 1 assets and liabilities.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these investments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $9,083 as of December 31, 2021 and $4,244 as of December 31, 2020 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities, and therefore we classify these assets as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of December 31, 2021 or December 31, 2020. However, the fair value measurement of certain assets and liabilities acquired as part of the Arcadia acquisition were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy.

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

See Note 7 "Income Taxes" for further information on our income taxes.

Concentration of Credit Risk and Off Balance Sheet Arrangements

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, marketable securities, and accounts receivable. Generally, we do not require collateral to secure receivables. At December 31, 2021, we had no financial instruments with off-balance sheet risk of accounting losses.

Other Cumulative Comprehensive Loss

Other cumulative comprehensive loss as of December 31, 2021, 2020, and 2019 consisted entirely of currency translation adjustments including those in intra-entity foreign currency transactions that are classified as long-term investments. During 2019, the Company substantially liquidated the assets and liabilities of DynaEnergetics Siberia, as defined by U.S. GAAP, and as a result the cumulative foreign currency translation losses were reclassified to "Restructuring expenses, net and asset impairments" in the Consolidated Statements of Operations from "Other cumulative comprehensive loss" in the Consolidated Balance Sheets. Refer to Note 11 "Restructuring and Asset Impairments" for additional discussion.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (FASB) issued a new accounting pronouncement regarding accounting for income taxes. The new standard removed certain exceptions to the general principles in ASC 740 Income Taxes and also clarified and amended existing guidance to provide for more consistent application. The new standard became effective for the Company in the first quarter of fiscal 2021 and did not have a material impact on our Consolidated Financial Statements.

In March 2020, the FASB issued a new accounting standard which provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions apply only to contracts and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company will adopt this standard when LIBOR is discontinued; however, given that we do not have significant exposure to LIBOR or other referenced rates expected to be discontinued, we do not believe that adoption of this standard will have a material impact on our Consolidated Financial Statements.

3.          BUSINESS COMBINATION

On December 16, 2021, the Company entered into an equity purchase agreement with Arcadia, Inc., a California corporation, the current shareholders of Arcadia, Inc. and certain other parties (the “Equity Purchase Agreement”). On December 23, 2021, pursuant to the Equity Purchase Agreement, the Company completed the acquisition of a 60% controlling interest in Arcadia for closing consideration of $261,000 in cash (excluding $7,654 in acquired cash) and 551,458 shares of its common stock, par value $0.05 per share. A portion of the cash consideration was placed into escrow and is subject to certain post-closing adjustments.

DMC acquired Arcadia as part of its strategy of building a diversified portfolio of industry-leading businesses with differentiated products and services. Arcadia is a leading U.S. supplier of architectural building products, which include exterior and interior framing systems for commercial buildings, curtain walls, windows, doors, interior partitions, and highly engineered windows and doors for the high-end residential real estate market.

The acquisition was funded by the Company through cash and marketable securities, equity, and debt financing. Assets acquired and liabilities assumed have been recorded at their fair values. Certain fair values were determined by management using the assistance of third-party valuation specialists. The valuation methods used to determine the fair value of intangible assets included the income approach—excess earnings method for customer relationships and the income approach—relief from royalty for the trade name acquired. A number of assumptions and estimates were involved in the application of these valuation methods, including revenue forecasts, costs of revenues, operating expenses, tax rates, forecasted capital expenditures, customer attrition rate, discount rates and working capital changes.

The following table sets forth the preliminary components of the fair value of the total consideration transferred and preliminary purchase price allocation of the net assets acquired at the date of acquisition. The assets acquired and liabilities assumed exclude Arcadia's right-of-use asset and lease liabilities, respectively, as they have an immaterial impact on the total net assets acquired. Please see Note 2 "Significant Accounting Policies" for additional discussion of lease accounting. The total consideration transferred is still subject to potential working capital adjustment and the preliminary purchase price allocation related to the assets acquired and liabilities assumed may be adjusted as a result of the finalization of our procedures, primarily as it pertains to the valuation of certain long-lived assets.

Cash, including cash acquired(1)	$268,654
Equity(2)	21,716
Total fair value of consideration transferred	290,370

Assets acquired:
Cash and cash equivalents	$7,654
Accounts receivable	31,456
Inventories	60,503
Prepaid expenses and other	2,438
Property, plant and equipment(3)	17,323
Goodwill(4)	141,266
Intangible assets(5)	254,500
Other long-term assets	122
Total assets acquired	515,262
Liabilities assumed:
Accounts payable	8,792
Other current liabilities	22,520
Total liabilities assumed	31,312
Redeemable noncontrolling interest(6)	193,580
Total assets acquired and liabilities assumed	$290,370
(1) Cash sources of funding included $150,000 in new term loan debt and $118,654 of cash and marketable securities on hand.

(2) Equity consideration included 551,458 shares of DMC common stock.

(3) Property, plant and equipment primarily consists of the following:

Land	2,922
Buildings and improvements	4,015
Manufacturing equipment and tooling	9,877
Furniture, fixtures, and computer equipment	95
Other	414
Total property, plant and equipment	17,323

The useful lives of the property, plant and equipment is consistent with the Company's accounting policies.

(4) Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible goodwill is estimated to be $86,571.

(5) Intangible assets consist of $211,000 of customer relationships, $22,000 of trade name, and $21,500 of customer backlog. The preliminarily determined useful lives of the intangible assets are disclosed in Note 2 "Significant Accounting Policies."

(6) Redeemable noncontrolling interest represents 40% of the total fair value of Arcadia upon acquisition.

The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion date, consistent with ASC 805 Business Combinations ("ASC 805"). Measurement period adjustments will be recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

The results of Arcadia's operations have been included in DMC's Consolidated Financial Statements since December 23, 2021, the date of the acquisition. Due to a planned shutdown between the acquisition date and December 31, 2021, Arcadia had no sales activity but did incur total expenses of $2,020, including manufacturing expenses recorded within cost of products sold of $1,044, selling, general and administrative expenses of $613, and amortization of purchased intangible assets of $363.

Acquisition transaction costs within the Consolidated Statements of Operations for the year-ended December 31, 2021 were $1,581, which primarily included legal, accounting, and due diligence fees.

Redeemable noncontrolling interest

The Operating Agreement contains a right for the Company to purchase the remaining interest in Arcadia from the minority interest holder on or after the third anniversary of the acquisition closing date (“Call Option”). Similarly, the minority interest holder of Arcadia has the right to sell its remaining interest in Arcadia to the Company on or after the third anniversary of the acquisition closing date (“Put Option”). Both the Call Option and Put Option enable the respective holder to exercise their rights based upon a predefined calculation as included within the Operating Agreement.

The Company initially accounted for the noncontrolling interest at its acquisition date fair value. We determined that both the Call Option and Put Option do not meet the definition of a derivative under ASC 815 Derivatives and Hedging as the Operating Agreement does not allow for contractual net settlement, the options cannot be settled outside the Operating Agreement through a market mechanism, and the underlying shares are deemed illiquid as they are not publicly traded and thus not considered readily convertible to cash. Additionally, the settlement price for both options is based upon a predefined calculation tied to adjusted earnings rather than a fixed price, and the formula is based upon Arcadia’s operating results after the acquisition close date. As such, we have concluded that the Call Option and Put Option are embedded within the noncontrolling interest and therefore do not represent freestanding instruments.

Given that the noncontrolling interest is subject to possible redemption (with redemption rights that are not entirely within the control of the Company), we have concluded that the noncontrolling interest should be accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity ("ASC 480"). The Company has also concluded that the noncontrolling interest is probable of redemption, as the only criteria for the security to become redeemable is the passage of time. As such, the

Company has classified the redeemable noncontrolling interest separate from the stockholders’ equity section in the Consolidated Balance Sheets.

At each balance sheet date subsequent to acquisition, the carrying value of the redeemable noncontrolling interest will be adjusted to its redemption value as if redemption were to occur at the balance sheet date. This immediate adjustment will be charged directly to retained earnings and therefore will not impact the Consolidated Statements of Operations or Comprehensive (Loss) Income. During the period from acquisition to December 31, 2021, the Company recorded an adjustment of the redeemable noncontrolling interest’s carrying value to its redemption value of $4,424. In accordance with ASC 480, this adjustment occurs only after the Company ascribes net income or loss attributable to the redeemable noncontrolling interest. During the period from acquisition to December 31, 2021, the Company recorded net loss of $808 attributable to the redeemable noncontrolling interest, which represents its proportional share of Arcadia’s net loss of $2,020 over the same time period.

Promissory Note

In order to equalize after-tax consideration to the redeemable noncontrolling interest holder relative to an alternative transaction structure, immediately following the closing of the acquisition, the Company loaned approximately $24,902 to the redeemable noncontrolling interest holder. The loan was evidenced by an unsecured promissory note, and the loan will be repaid out of proceeds from the sale of the redeemable noncontrolling interest holder’s interests in Arcadia, whether received upon exercise of the Put Option, the Call Option or upon sales to third parties permitted under the terms of the Operating Agreement. The loan must be repaid in full by December 16, 2051.

Unaudited Pro Forma Financial Information

Pro forma financial information is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the acquisition of Arcadia been completed at the beginning of fiscal year 2020, nor is it representative of future operating results of the Company.

This unaudited pro forma combined financial information is prepared based on Article 11 of Regulation S-X. The pro forma results include certain adjustments, as required under ASC 805, which are different than Article 11 pro forma requirements. ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments to be prepared as though the acquisition of Arcadia had occurred as of the beginning of the earliest period presented. The adjustments to the historical Arcadia financial results include removal of non-recurring transaction costs. Both periods were further adjusted to reflect a full period of (a) fair value adjustments related to inventory and incremental intangible asset amortization, (b) interest expense with the higher principal and interest rates associated with the Company's new term loan debt incurred to finance, in part, the acquisition of Arcadia, (c) the effects of integration costs on the results of Arcadia's operations, and (d) the effects of the adjustments on income taxes.

The following unaudited pro forma combined financial information presents combined results of the Company and Arcadia as if the acquisition of Arcadia had occurred at the beginning of fiscal 2020:

	Year Ended December 31,
	2021	2020
Net sales	$500,460	$475,125
Net income attributable to DMC Global Inc. stockholders	$17,541	$8,324
4.    DEBT

Outstanding borrowings consisted of the following at December 31:

	2021	2020
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Term loan	150,000	—
Capital expenditure facility	—	11,750
Commerzbank line of credit	—	—
Outstanding borrowings	150,000	11,750
Less: debt issuance costs	(2,575)	(486)
Total debt	147,425	11,264
Less: current portion of long-term debt	(15,000)	(3,125)
Long-term debt	$132,425	$8,139

Syndicated Credit Agreement

On December 23, 2021, we entered into a five-year $200,000 syndicated credit agreement (“credit facility”) which included a $150,000 Term Loan, which is amortizable at 10% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2026, and allows for revolving loans of up to $50,000. The credit facility has an accordion feature to increase the commitments by $100,000 under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of four banks, with KeyBank, N.A. acting as administrative agent. The credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $150,000 Term Loan and $50,000 revolving loan limit can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). As of December 31, 2021, no amounts had been drawn on the revolver since the credit facility was executed.

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to the Consolidated Pro Forma EBITDA for such period. The maximum leverage ratio permitted by our credit facility is 3.5 to 1.0 through the quarter ended March 31, 2022, 3.25 to 1.0 from the quarter ended June 30, 2022 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to the preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes to the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0.

As of December 31, 2021, we were in compliance with all financial covenants and other provisions of our debt agreements.

Line of Credit with German Bank

We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure advance payments made by them. As of December 31, 2021, we had no outstanding borrowings under this line of credit and bank guarantees of €2,997 secured by the line of credit. The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2021 was 4.50%. The line of credit has open-ended terms and can be canceled by the bank at any time.

Debt Issuance Costs

Included in long-term debt are deferred debt issuance costs of $2,575 and $486 as of December 31, 2021 and 2020, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility, which expires on December 23, 2026.

5.          EQUITY OFFERING AND PROGRAM

Equity Offering

On May 3, 2021, the Company announced a registered public offering (“Offering”) of its stock under an automatic shelf registration statement on Form S-3ASR filed on May 3, 2021. The Company entered into an underwriting agreement with KeyBanc Capital Markets Inc. (“KeyBanc”), as representative of the underwriters (collectively, the “Underwriters”), pursuant to which the Company agreed to sell 2,500,000 shares of its $0.05 par value common stock to the Underwriters. In addition, the Underwriters were granted an option, exercisable within 30 days, to purchase up to an additional 375,000 shares of common stock to cover over-allotments, if any, on the same terms and conditions

On May 7, 2021, DMC issued a total of 2,875,000 shares of its common stock, which included the exercise of the over-allotment option, at a market price of $45 per share resulting in gross proceeds of $129,375. Net proceeds from the offering were $123,461, after deducting underwriter fees and other expenses of $5,914. The net proceeds from the offering were primarily used in the acquisition of Arcadia. Please see discussion in Note 3 "Business Combination." Between the offering date and the acquisition date, we invested the proceeds of the offering in highly liquid marketable securities, including commercial paper and U.S. Treasury securities.

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

During the three months ended December 31, 2021, the Company did not sell any shares of common stock through its ATM equity program. During the twelve months ended December 31, 2021, the Company sold 397,820 shares of common stock through its ATM equity program for gross proceeds of $25,647 at a weighted average price per share of $64.47. Net proceeds from such sales were $25,262, after deducting commissions paid to the sales agents of approximately $385. Since the inception of the program, the Company has sold 1,006,180 shares of common stock for gross proceeds of $51,779 at a weighted average price per share of $51.46. Total net proceeds from sales through the ATM program have been $51,002. We primarily used the net proceeds from the ATM equity program in the acquisition of Arcadia. Prior to the use of the proceeds in the Arcadia acquisition, a portion of the proceeds from the ATM program were invested in highly liquid marketable securities, including commercial paper and U.S. Treasury securities.

6.     STOCK OWNERSHIP AND BENEFIT PLANS

Our stock-based compensation expense results from restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance share units ("PSUs"), and stock issued under the Employee Stock Purchase Plan. The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31:

	2021	2020	2019
Cost of products sold	$604	$652	$620
General and administrative expenses	5,360	4,408	4,052
Selling and distribution expenses	610	615	532
Stock-based compensation expense, net of income taxes	6,574	5,675	5,204

Earnings per share impact
Basic	$0.37	$0.38	$0.36
Diluted	$0.37	$0.38	$0.36

On November 4, 2016, our stockholders approved the 2016 Omnibus Incentive Plan (“2016 Plan”). The 2016 Plan provides for the granting of various types of equity-based incentives, including stock options, RSAs, RSUs, stock appreciation rights, performance shares, performance units, other stock-based awards, and cash-based awards. Our stockholders approved a total of 5,000,000 shares available for grant under the 2016 Plan, less 1,639,881 of RSAs and RSUs previously granted under the 2006 Stock Incentive Plan ("2006 Plan") as of the 2006 Plan's expiration of September 21, 2016. As of the inception of the 2016 plan on September 21, 2016, 3,360,119 shares were available for grant under the 2016 Plan. As of December 31, 2021, we have granted RSAs, RSUs, and PSUs representing an aggregate of 896,752 shares of stock under the 2016 Plan, and 2,463,367 shares are available for future grant.

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

PSUs are granted to employees with vesting based on performance and market conditions. Each PSU represents the right to receive stock upon the achievement of certain conditions. A target number of PSUs is awarded on the grant date, and the recipient is eligible to earn shares of common stock between 0% and 200% of the number of targeted PSUs awarded. A portion of an employee's grant is based on actual performance against a targeted Adjusted EBITDA goal while the remainder is based on relative total shareholder return ("TSR") performance compared to our peer group disclosed in our Proxy Statement. For awards granted in 2021 and 2020, 25% of the grant is based on the achievement of targeted Adjusted EBITDA and 75% of the grant is based on the achievement of relative TSR performance. For PSUs granted prior to 2020, 50% of the grant is based on the achievement of targeted Adjusted EBITDA and 50% of the grant is based on the achievement of relative TSR performance. The PSUs earned, if any, cliff vest at the end of the third year following the year of grant based on the degree of satisfaction of the PSUs performance and market conditions.

The fair value of PSUs with target Adjusted EBITDA performance conditions is based on the fair value of DMC’s stock on the grant date, and the value is amortized to compensation expense over the vesting period based on the estimated probable satisfaction of the performance condition. The fair value of PSUs with TSR performance conditions is based on a third-party valuation simulating a range of possible TSR outcomes over the performance period, and the resulting fair value is amortized to compensation expense over the vesting period on a straight-line basis. Our policy is to recognize forfeitures of PSUs as they occur.

A summary of the activity of our nonvested shares of RSAs issued is as follows:

	2016 Plan
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	291,480	$25.12
Granted	100,882	34.07
Vested	(135,709)	26.20
Forfeited	(7,088)	37.08
Balance at December 31, 2020	249,565	$27.81
Granted	120,872	50.48
Vested	(140,537)	26.96
Forfeited	(250)	45.47
Balance at December 31, 2021	229,650	$40.26

A summary of the activity of our nonvested RSUs issued under the 2016 Plan is as follows:

	2016 Plan
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	87,059	$26.05
Granted	27,730	35.29
Vested	(39,009)	23.53
Forfeited	(4,340)	15.65
Balance at December 31, 2020	71,440	$31.65
Granted	12,989	67.78
Vested	(32,131)	29.95
Forfeited	—	—
Balance at December 31, 2021	52,298	$41.67

A summary of the activity of our nonvested PSUs issued under the 2016 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2019	63,640	$32.97
Granted	45,948	49.93
Vested	(46,000)	18.18
Forfeited	(7,478)	43.17
Balance at December 31, 2020	56,110	$57.63
Granted	44,861	59.65
Vested	(40,000)	26.47
Forfeited	—	—
Balance at December 31, 2021	60,971	$79.56

 As of December 31, 2021, total unrecognized stock-based compensation related to unvested awards was as follows:

	Unrecognized stock compensation	Weighted-average recognition period
Unvested RSAs	$6,042	1.6 years
Unvested RSUs	$1,087	1.1 years
Unvested PSUs	$2,306	1.3 years

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) pursuant to which we are authorized to issue up to 850,000 shares of DMC common stock, of which 194,230 shares remain available for future purchase as of December 31, 2021. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the Offering Date (“Purchase Date”). The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase stock at the lesser of 85% of the fair market value of the stock on the Offering Date or the Purchase Date. In connection with the ESPP, 12,120, 18,462, and 16,553 shares of our stock were purchased during the years ended December 31, 2021, 2020, and 2019, respectively. Our total stock-based compensation expense for 2021, 2020, and 2019 includes $121, $133, and $159, respectively, in compensation expense associated with the ESPP.

401(k) Plan

We offer a contributory 401(k) plan to our employees. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and 50% of the next 2% of qualified compensation contributed by each employee. Total DMC contributions were $1,057, $1,069, and $1,156 for the years ended December 31, 2021, 2020 and 2019, respectively.

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

The balances related to the deferred compensation plan are as follows for the years ended December 31:

	Consolidated Balance Sheet location	2021	2020
Deferred compensation assets	Other assets	$13,812	$7,596
Deferred compensation obligations	Other long-term liabilities	$15,944	$11,894

Foreign Subsidiary Defined Benefit and Defined Contribution Plans

We have defined benefit pension plans at certain foreign subsidiaries for which we have recorded an unfunded pension obligation of $2,018 and $2,404 as of December 31, 2021 and 2020, respectively, which is included in other long-term liabilities in the Consolidated Balance Sheets. All necessary adjustments to the obligation are based upon actuarial calculations and the service cost component is recorded within "General and administrative expenses" while all other costs are included within "Other income (expense), net" in the Consolidated Statements of Operations. We recognized income of $222 for the year ended December 31, 2021, and expense of $122 and $406 for the years ended December 31, 2020 and 2019, respectively.

During the fourth quarter of 2020, a new defined contribution pension plan went into effect for employees at applicable foreign subsidiaries, which replaced the defined benefit plan. Under the new plan, pension benefits will be financed both through contributions by the Company and employees. The Company contributes between 1.5% and 4.5% of the employee's salary annually. During the year ended December 31, 2021 and 2020, the Company contributed $282 and $323, respectively, to the defined contribution plan. Past contributions into the defined benefit plan were unchanged by the new defined contribution plan, and participants will continue to accrue pension benefits on those contributions.

7.    INCOME TAXES

The domestic and foreign components of income (loss) before taxes for our operations consist of the following for the years ended December 31:

	2021	2020	2019
Domestic	$(9,970)	$(7,103)	$33,837
Foreign	7,416	5,143	22,865
Total (loss) income before income taxes	$(2,554)	$(1,960)	$56,702

The components of the (benefit) provision for income taxes consist of the following for the years ended December 31:

	2021	2020	2019
Current – Federal	$(707)	$162	$4,543
Current – State	209	196	557
Current – Foreign	800	1,407	13,272
Current income tax expense	302	1,765	18,372

Deferred – Federal	(1,386)	(1,997)	1,770
Deferred – State	(996)	156	(290)
Deferred -– Foreign	536	(472)	2,809
Deferred income tax (benefit) expense	(1,846)	(2,313)	4,289
Income tax (benefit) provision	$(1,544)	$(548)	$22,661

Our deferred tax assets and liabilities consist of the following at December 31:

	2021	2020
Deferred tax assets:
Net operating loss carryforward	$7,388	$8,715
Inventory differences	805	644
Equity compensation	1,661	1,357
Investment in joint venture	187	—
Restructuring	196	103
Purchased intangibles and goodwill	759	1,308
Accrued employee compensation and benefits	4,113	3,562
Lease liabilities	2,795	2,792
Other, net	826	753
Gross deferred tax assets	18,730	19,234
Less valuation allowances	(6,640)	(8,566)
Total deferred tax assets	12,090	10,668

Deferred tax liabilities:
Purchased intangible assets	—	(373)
Depreciation and amortization	(4,466)	(4,878)
Right of use assets	(2,551)	(2,550)
Other, net	(345)	(539)
Total deferred tax liabilities	(7,362)	(8,340)

Net deferred tax assets	$4,728	$2,328

As of December 31, 2021, we had loss carryforwards for tax purposes totaling approximately $61,171, comprised of $42,160 foreign, $354 federal, and $18,657 domestic state loss carryforwards, which will be available to offset future taxable income in certain jurisdictions. Certain losses can be carried forward indefinitely, while the remainder generally have carryforward periods of 5 to 20 years, depending on jurisdiction. We have analyzed the net operating losses and established valuation allowances on those where we have determined the realization is not more likely than not to occur.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. We continue to record valuation allowances against deferred tax assets where we do not believe sufficient future taxable income will be generated to use existing deferred tax assets. Accordingly, in 2021 we recorded a decrease in our valuation allowance of $1,926, primarily comprised of valuation allowance releases in the United States for state taxes and France due to a change in our estimates of future income in those jurisdictions as well as remeasurement of our German valuation allowance due to change in our German effective tax rate and currency revaluation. In 2020 and 2019 we recorded a net decrease of $1,114 and a net increase of $537, respectively, to the valuation allowance comprised of changes principally to legal entity structuring in Germany and the closure of our facility in Tyumen, Siberia. The net decrease in the valuation allowance in 2020 and the net increase in the valuation allowance in 2019 includes increases of $532 and $71, respectively, related to currency revaluation. The amount of the deferred tax assets considered realizable, however, could be adjusted in future periods if positive evidence such as current and expected future taxable income outweighs negative evidence.

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 21% to income before taxes is as follows for the years ended December 31:

	2021	2020	2019
Statutory U.S. federal income tax	$(536)	$(412)	$11,907
U.S. state income tax, net of federal benefit	(338)	(24)	492
Loss attributable to noncontrolling interest	170	—	—
Foreign rate differential	1,690	1,223	4,257
Tax audit adjustments	39	—	—
Permanent items	683	210	379
Equity compensation	(1,476)	(715)	(1,469)
Deemed repatriation of foreign earnings	—	—	187
German legal entity structuring	—	1,161	—
DynaEnergetics Siberia shut down	—	324	6,193
Return to provision adjustments	(345)	(565)	108
Research credits	—	(115)	(105)
Other	(28)	10	179
Change in valuation allowances	(1,403)	(1,645)	533

Income tax (benefit) provision	$(1,544)	$(548)	$22,661

DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. The Company is not currently under examination in any jurisdictions.

DMC’s U.S. federal tax returns are open for examination for the tax years 2018 onward. Most of DMC’s state tax returns remain open to examination for the tax years 2017 onward. DMC’s foreign tax returns generally remain open to examination for the tax years 2017 onward, depending on jurisdictions.

At December 31, 2021 and 2020, the balance of unrecognized tax benefits was zero. We recognize interest and penalties related to uncertain tax positions in operating expense. As of December 31, 2021 and 2020, our accrual for interest and penalties related to uncertain tax positions was zero.

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

8.    BUSINESS SEGMENTS

Our business is organized in the following three segments: Arcadia, DynaEnergetics, and NobelClad. In December 2021, DMC acquired a 60% controlling interest in Arcadia, a leading supplier of architectural building materials, including storefronts and entrances, windows, curtain walls and interior partitions. Arcadia also supplies the luxury home market with highly engineered steel, aluminum and wood door and window systems. DynaEnergetics is an international developer, manufacturer and marketer of advanced explosive components and systems used to perforate oil and gas wells. NobelClad is a leading global manufacturer of explosion-welded clad metal plates, which are used to fabricate capital equipment utilized within various process industries and other industrial sectors. Please refer to Note 3 “Business Combination” for additional discussion of the Arcadia acquisition.

The accounting policies of our segments are the same as those described in the summary of significant accounting policies. Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.

The results of Arcadia's operations have been included in DMC's Consolidated Financial Statements since December 23, 2021, the date of the acquisition. Between the acquisition date and December 31, 2021, Arcadia had no sales activity but did incur operating expenses.

Segment information is as follows as of and for the years ended December 31:

	2021	2020	2019
Net sales:
DynaEnergetics	$175,356	$146,395	$310,424
NobelClad	84,759	82,766	87,126
Net sales	$260,115	$229,161	$397,550

	2021	2020	2019
(Loss) income before income taxes:
Arcadia	$(2,020)	$—	$—
DynaEnergetics	8,235	6,150	68,781
NobelClad	9,783	6,886	7,193
Segment operating income before income taxes	15,998	13,036	75,974

Unallocated corporate expenses	(11,826)	(8,357)	(12,345)
Stock-based compensation	(6,574)	(5,675)	(5,204)
Other income (expense), net	152	(233)	(169)
Interest expense, net	(304)	(731)	(1,554)
(Loss) income before income taxes	$(2,554)	$(1,960)	$56,702

	2021	2020	2019
Depreciation and Amortization:
Arcadia	$415	$—	$—
DynaEnergetics	8,126	7,263	6,375
NobelClad	3,807	3,504	3,046
Segment depreciation and amortization	12,348	10,767	9,421
Corporate and other	346	314	439
Consolidated depreciation and amortization	12,694	11,081	$9,860

	2021	2020	2019
Acquisition of property, plant and equipment
Arcadia	$42	$—	$—
DynaEnergetics	5,455	11,741	19,785
NobelClad	2,730	1,975	5,560
Segment acquisition of property, plant and equipment	8,227	13,716	25,345
Corporate and other	432	137	1,865
Consolidated acquisition of property, plant and equipment	$8,659	$13,853	$27,210

	2021	2020
Assets:
Arcadia	$501,166	$—
DynaEnergetics	156,593	132,775
NobelClad	53,467	60,208
Segment assets	711,226	192,983

Cash and cash equivalents	30,810	28,187
Marketable securities	—	25,736
Prepaid expenses and other assets	111,606	24,125
Deferred tax assets	6,930	4,582
Corporate property, plant and equipment	3,840	4,032
Consolidated assets	$864,412	$279,645

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows at December 31:

	2021	2020
United States	$94,209	$77,283
Germany	27,680	31,924
Canada	101	102
France	75	85
Rest of the world	13	17
Total	$122,078	$109,411

All of our sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, and Canada. The following represents our net sales based on the geographic location of the customer for years ended December 31:

DynaEnergetics

	2021	2020	2019
United States	136,053	110,903	264,892
Canada	12,149	3,830	11,491
Ukraine	3,742	1,591	3,824
Egypt	3,244	3,413	3,356
Oman	2,830	2,551	2,922
Hong Kong	1,731	435	909
Kuwait	1,559	1,716	1,068
Norway	1,219	368	507
India	1,154	5,814	588
Indonesia	1,131	1,832	1,686
Algeria	976	1,068	645
Romania	776	425	450
Germany	774	605	828
Pakistan	543	876	850
Rest of the world	7,475	10,968	16,408
Total DynaEnergetics	$175,356	$146,395	$310,424

NobelClad

	2021	2020	2019
United States	$37,283	$38,311	$44,934
China	10,365	5,389	—
Canada	4,779	6,597	6,196
Russia	4,057	—	—
United Arab Emirates	3,613	4,008	1,949
Belgium	2,547	1,213	2,365
Germany	2,496	5,100	4,072
France	2,197	2,895	3,591
South Korea	2,144	1,972	2,964
Netherlands	1,984	1,765	2,026
India	1,908	1,421	1,243
Italy	1,422	1,220	770
Australia	1,301	1,519	1,498
Sweden	1,205	1,569	2,013
Singapore	1,009	207	—
Norway	992	2,215	4,496
South Africa	886	870	5
Spain	473	2,670	1,706
Taiwan	415	588	565
Argentina	405	298	—
Rest of the world	3,278	2,939	6,733
Total NobelClad	$84,759	$82,766	$87,126

During the year ended December 31, 2021, no single customer accounted for greater than 10% of total net sales. During the year ended December 31, 2020, one customer in our DynaEnergetics segment accounted for approximately 12% of total net sales. During the year ended December 31, 2019, no single customer accounted for greater than 10% of total net sales.

9.    DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar and, to a lesser extent, other currencies, arising from inter-company and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in "Other income (expense), net" within our Consolidated Statements of Operations.

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

As of December 31, 2021 and 2020, the notional amounts of the forward currency contracts the Company held were $13,032 and $2,092, respectively. At December 31, 2021 and 2020, the fair values of outstanding foreign currency forward contracts were $0.

The loss recognized on derivatives is as follows for the years ended December 31:

Derivative type	Income Statement Location	2021	2020	2019
Foreign currency contracts	Other income (expense), net	$(271)	$(1,058)	$(969)

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

Legal Proceedings

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results except as set forth below:

Association of Apartment Owners of Poipu Point v. Arcadia, Inc., et. al.

At the closing of the Arcadia Acquisition, Arcadia was a defendant in a products liability matter brought by the Association of Apartment Owners of Poipu Point relating to Arcadia products sold to a project in Hawaii. The case is proceeding in the First Circuit, State of Hawaii. This matter relates to a product liability claim brought against Arcadia and others alleging that Arcadia windows and sliding glass doors have suffered significant deterioration and corrosion in ocean facing applications at a timeshare project at Poipu Point in Kauai, Hawaii. On January 22, 2022, the parties entered into a settlement agreement related to the case, which provided for the resolution of the case involving Arcadia in exchange for the payment of $4.3 million by Arcadia. Finalization of this settlement agreement is pending, and Arcadia expects that payment of the settlement amount will occur in the second quarter of 2022. It is anticipated that approximately $1.0 million of the settlement amount will be paid by Arcadia’s insurance carriers with the remaining $3.3 million to be funded by Arcadia. DMC obtained a purchase price reduction under the Equity Purchase Agreement of $3.3 million relating to this matter.

Wage and Hour Matters

Felipe v. Arcadia, Inc. and One Stop Employment Services, Inc. (“One Stop”). This complaint was filed on October 22, 2021 in Los Angeles Superior Court and purports to allege a class action on behalf of all non-exempt California employees who worked on behalf of One Stop or Arcadia at any time during the four years preceding the date of the complaint. One Stop is a staffing agency which provides temporary workers, including to Arcadia. The complaint states claims under California’s labor laws and under its general Unfair Business Practices Act, California Business & Professions Code section 17200. The plaintiff also filed a letter with the California Labor and Workforce Department under California’s Private Attorneys General Act (“PAGA”). In February, the claims were amended to remove class action and individual claims in favor of arbitration on an individual, non-class basis, with the plaintiff also asserting representative claims under PAGA. The parties have agreed to stay the case pending the U.S. Supreme Court’s decision in Viking River Cruises, Inc. versus Moriana, which relates to the ability of plaintiffs to bring representative claims where a binding arbitration agreement exists.

Mayorga v. Arcadia, Inc. This complaint was filed on November 15, 2021 in Los Angeles Superior Court. It purports to allege a class action on behalf of all of the Company’s non-exempt California employees who worked at the Company within four years before the date the complaint was filed. It asserts claims substantially similar to those asserted in the Felipe case. Discussions are underway between the parties in light of the pending Viking River case.

Arcadia intends to vigorously defend against both the Felipe and Mayorga actions. Due to the nature of these matters and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any. Further, under the Equity Purchase Agreement, certain amounts have been escrowed pending resolution of these matters.

Operating Leases and License Agreements

We lease certain office space, equipment, storage space, vehicles and other equipment under various non-cancelable, operating lease agreements. Additionally, we have a license agreement and a risk allocation agreement related to our U.S. NobelClad business to provide us with the ability to perform our explosive shooting process at a second shooting site in Pennsylvania, which we account for as an operating lease. Refer to Note 2 "Significant Accounting Policies" for further discussion of our lease accounting including our future commitments under operating lease agreements.

11.    RESTRUCTURING AND ASSET IMPAIRMENTS

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

Total restructuring charges incurred for these programs are as follows and are reported in the "Restructuring expenses, net and asset impairments" line item in our Consolidated Statements of Operations for the years ended December 31:

	2021
	Severance	Other Exit Costs	Total
NobelClad	$116	$11	$127
Total	$116	$11	$127

	2020
	Severance	Asset Impairment / (Gain on asset disposals)	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs	Total
DynaEnergetics	$936	$1,181	$19	$126	$660	$2,922
NobelClad	140	180	—	—	26	346
Corporate	119	—	—	—	—	119
Total	$1,195	$1,361	$19	$126	$686	$3,387

	2019
	Severance	Asset Impairment / (Gain on asset disposals)	Contract Termination Costs	Equipment Moving Costs	Other Exit Costs(1)	Total
DynaEnergetics	$1,671	$6,277	—	—	$10,683	$18,631
NobelClad	1,166	(636)	39	233	70	872
Total	$2,837	$5,641	$39	$233	$10,753	$19,503
(1) Other exit costs include DynaEnergetics Siberia's cumulative translation losses reclassified into the Consolidated Statement of Operations upon substantial liquidation.

The changes to the restructuring liability within accrued expenses associated with these programs is summarized below:

	December 31, 2020	Expense	Payments	Currency and Other Adjustments	December 31, 2021
Severance	$958	$116	$(173)	$(72)	$829
Other exit costs	—	11	(11)	—	—
Total	$958	$127	$(184)	$(72)	$829

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2021.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021. Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control over Financial Reporting

The management of DMC Global Inc. (“DMC” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2021 based on the 2013 framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, our internal controls over financial reporting were effective.

DMC acquired a 60% controlling interest of Arcadia, Inc. (“Arcadia”) during the year ended December 31, 2021 which is included in the Company's 2021 consolidated financial statements and constituted 60% and 87% of total and net assets, respectively, as of December 31, 2021 and 0% of the Company's consolidated net sales and 3% of the Company's consolidated total costs and expenses for the year ended December 31, 2021. The Company has excluded Arcadia from its annual assessment of and conclusion on the effectiveness of the Company's internal control over financial reporting.

DMC’s internal control over financial reporting as of December 31, 2021 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which expressed an unqualified opinion and is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

/s/ Kevin Longe
Kevin Longe
President and Chief Executive Officer
March 1, 2022

/s/ Michael Kuta
Michael Kuta
Chief Financial Officer
March 1, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DMC Global Inc.

Opinion on Internal Control over Financial Reporting

We have audited DMC Global Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DMC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Arcadia, which is included in the 2021 consolidated financial statements of the Company and constituted 60% and 87% of total and net assets, respectively, as of December 31, 2021 and 0% of revenues and 3% of total costs and expenses, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Arcadia.

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
March 1, 2022

ITEM 9B.             Other Information

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2021.

ITEM 11.                                         Executive Compensation

Item 11 incorporates information by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2021.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2021.

For information regarding securities authorized for issuance under our equity compensation plans see the Proxy Statement for our 2022 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2021.

ITEM 14.                                         Principal Accounting Fees and Services

Item 14 incorporates information by reference to our Proxy Statement for the 2022 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2021.

PART IV

ITEM 15.                                         Exhibits and Financial Statement Schedules

(a)(1)                  Financial Statements

See Index to Financial Statements in Item 8 of this Annual Report on Form 10-K, which is incorporated herein by reference.

(a)(2)                  Financial Statement Schedules

See Schedule II beginning on page 104 of this Annual Report on Form 10-K.

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
10.1
Credit Agreement dated as of December 23, 2021, by and among the Company, the borrowers party thereto, the guarantors party thereto, the Lenders party thereto, and KeyBank National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on December 28, 2021).

10.2
Amended and Restated Limited Liability Company Agreement of Arcadia Products, LLC, dated December 23, 2021, by and among Arcadia Products, LLC, DMC Global Inc., DMC Korea, Inc., and New Arcadia Holdings, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Current Report of Form 8-K filed with the Commission on December 28, 2021).

10.3
Executive Employment Agreement, dated December 23, 2021, by and among James Schladen, DMC Global Inc. and Arcadia Products, LLC. (incorporated by reference to Exhibit 10.3 to the Company's Current Report of Form 8-K filed with the Commission on December 28, 2021).

10.4
Restrictive Covenant Agreement, dated December 23, 2021, by and among James Schladen and Victoria Schladen, individually and as trustees of the Schladen Family Trust, Arcadia Products, LLC and DMC Global Inc. (incorporated by reference to Exhibit 10.4 to the Company's Current Report of Form 8-K filed with the Commission on December 28, 2021).

10.5
Promissory Note, dated December 23, 2021, issued by Synergex Group LLC, trustee of the Munera Family ESBT to DMC Global Inc. (incorporated by reference to Exhibit 10.5 to the Company's Current Report of Form 8-K filed with the Commission on December 28, 2021).

10.6
Management Services Agreement, dated December 23, 2021, between Arcadia Products, LLC and DMC Global Inc. (incorporated by reference to Exhibit 10.6 to the Company's Current Report of Form 8-K filed with the Commission on December 28, 2021).

10.7
Consulting Services Agreement, dated December 23, 2021, between Synergex Group LLC, trustee of the Munera Family ESBT to DMC Global Inc.(incorporated by reference to Exhibit 10.7 to the Company's Current Report of Form 8-K filed with the Commission on December 28, 2021).

10.8
Equity Purchase Agreement, dated December 16, 2021, by and among DMC Global Inc., Arcadia, Inc., New Arcadia Holdings, Inc. and each of the shareholders of Arcadia named therein. (incorporated by reference to Exhibit 10.1 to the Company's Current Report of Form 8-K filed with the Commission on December 21, 2021).

10.9
Employment Agreement, dated as of March 1, 2013, by and between the Company and Kevin Longe (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed with the Commission on March 14, 2013). *

10.10
Employment Offer Letter dated February 23, 2014, from the Company to Michael L. Kuta (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Commission on March 31, 2014). *

Exhibit Number	Description
10.11	Employment Agreement dated July 26, 2013, from the Company to Ian Grieves (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *
10.12
Employment Offer Letter dated July 17, 2016, from the Company to Michelle H. Shepston (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *

10.13	Employment Agreement dated July 24, 2020 from the Company to Antoine Nobili. (incorporate by reference to Exhibit 10.10 to the Company's Form 10-K filed with the Commission on February 22, 2021). *
10.14	Performance-Based Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on May 24, 2013). *
10.15	Amended and Restated Nonqualified Deferred Compensation Plan. (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed with the Commission on March 8, 2018) *
10.16	2016 Omnibus Incentive Plan dated November 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Commission on November 4, 2016).
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

10.20	Form of Executive Officer Performance Unit Agreement under 2016 Omnibus Incentive Plan.*
10.21	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on January 24, 2011). *
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

DMC Global Inc.

March 1, 2022	By:	/s/ Michael Kuta
Michael Kuta
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Kevin T. Longe	President and Chief Executive Officer and Director	March 1, 2022
Kevin T. Longe	(Principal Executive Officer)

/s/ Michael Kuta	Chief Financial Officer	March 1, 2022
Michael Kuta	(Principal Financial and Accounting Officer)

/s/ David C. Aldous	Chairman and Director	March 1, 2022
David C. Aldous

/s/ Andrea E. Bertone	Director	March 1, 2022
Andrea E. Bertone

/s/ Robert A. Cohen	Director	March 1, 2022
Robert A. Cohen

/s/ Ruth I. Dreessen	Director	March 1, 2022
Ruth I. Dreessen

/s/ Richard P. Graff	Director	March 1, 2022
Richard P. Graff

/s/ Michael A. Kelly	Director	March 1, 2022
Michael A. Kelly

/s/ Clifton Peter Rose	Director	March 1, 2022
Clifton Peter Rose

DMC GLOBAL INC.
INDEX TO SCHEDULE II
 AS OF DECEMBER 31, 2021

PAGE
Schedule II (a)	105

DMC GLOBAL INC.
SCHEDULE II(a) - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
ALLOWANCE FOR DOUBTFUL ACCOUNTS

	Balance at beginning of period	Additions charged to income		Accounts receivable written off	Currency and Other Adjustments	Balance at end of period
Year ended -

December 31, 2019	$513	$575		$(36)	$(85)	$967

December 31, 2020	$967	$3,431	(1)	$(1,429)	$(364)	$2,605

December 31, 2021	$2,605	$181		$(10)	$(3)	$2,773
(1) includes $50 of cumulative effect from change in accounting principle under Financial Accounting Standards Board ASU 2016-13