Form 10-Q
period 2022-03-31
DMC Global Inc.
filed 2022-05-05
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Common Stock outstanding was 19,497,194 as of May 5, 2022.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding improvements to DynaEnergetics’ end markets and customer pricing, planned price increases at DynaEnergetics, DynaEnergetics’ ability to benefit from strengthening prices, projected growth in Arcadia’s core geographic regions and end markets, plans to install new paint and anodizing lines to increase capacity and targets for such lines to be operational, our ability to access our at-the-market offerings or the capital markets in the future, expected continuing litigation costs, expected material and labor cost trends, and the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2021 and such things as the following: impacts of COVID-19 and any related preventative or protective actions taken by governmental authorities and resulting economic impacts, including recessions or depressions; inflation; supply chain delays and disruptions; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate Arcadia and future-acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; global economic conditions; and political and economic developments including political instability and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three months ended March 31, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosure about Market Risk	37

Item 4	Controls and Procedures	37

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	38

Item 1A	Risk Factors	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3	Defaults Upon Senior Securities	38

Item 4	Mine Safety Disclosures	38

Item 5	Other Information	38

Item 6	Exhibits	38

	Signatures	39

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$15,376	$30,810
Accounts receivable, net of allowance for doubtful accounts of $2,752 and $2,773, respectively	79,782	71,932
Inventories	143,304	124,214
Prepaid expenses and other	17,354	12,240
Total current assets	255,816	239,196
Property, plant and equipment	192,161	191,022
Less - accumulated depreciation	(71,682)	(68,944)
Property, plant and equipment, net	120,479	122,078
Goodwill	140,234	141,266
Purchased intangible assets, net	242,568	255,576
Deferred tax assets	8,379	6,930
Other assets	96,448	99,366
Total assets	$863,924	$864,412

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,114	$40,276
Accrued expenses	14,793	13,585
Accrued income taxes	834	9
Accrued employee compensation and benefits	9,208	9,766
Contract liabilities	26,952	21,052
Current portion of long-term debt	15,000	15,000
Other current liabilities	6,287	6,126
Total current liabilities	121,188	105,814
Long-term debt	128,710	132,425
Deferred tax liabilities	937	2,202
Other long-term liabilities	64,398	66,250
Total liabilities	315,233	306,691
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	197,196	197,196
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 25,000,000 shares authorized; 20,084,272 and 19,920,829 shares issued, respectively	1,004	996
Additional paid-in capital	296,774	294,515
Retained earnings	102,026	111,031
Other cumulative comprehensive loss	(27,742)	(26,538)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 587,188 and 570,415 shares, respectively	(20,567)	(19,479)
Total stockholders’ equity	351,495	360,525
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$863,924	$864,412
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2022	2021
Net sales	$138,716	$55,658
Cost of products sold	101,810	42,745
Gross profit	36,906	12,913
Costs and expenses:
General and administrative expenses	17,718	7,929
Selling and distribution expenses	10,090	5,243
Amortization of purchased intangible assets	12,976	324
Restructuring expenses and asset impairments	32	127
Total costs and expenses	40,816	13,623
Operating loss	(3,910)	(710)
Other income (expense):
Other (expense) income, net	(209)	394
Interest expense, net	(1,024)	(135)
Loss before income taxes	(5,143)	(451)
Income tax benefit	(863)	(883)
Net (loss) income	$(4,280)	$432
Less: Net loss attributable to redeemable noncontrolling interest	(992)	—
Net (loss) income attributable to DMC Global Inc. stockholders	$(3,288)	$432

Net (loss) income per share attributable to DMC Global Inc. stockholders:
Basic	$(0.47)	$0.03
Diluted	$(0.47)	$0.03
Weighted average shares outstanding:
Basic	19,301,126	15,453,103
Diluted	19,301,126	15,463,923

Reconciliation to net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended March 31,
	2022	2021
Net (loss) income attributable to DMC Global Inc. stockholders	$(3,288)	$432
Adjustment of redeemable noncontrolling interest	(5,717)	—
Net (loss) income attributable to DMC Global Inc. common shareholders after adjustment of redeemable noncontrolling interest	$(9,005)	$432

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Net (loss) income	$(4,280)	$432

Change in cumulative foreign currency translation adjustment	(1,204)	(1,967)
Other comprehensive loss	$(5,484)	$(1,535)

Less: comprehensive loss attributable to redeemable noncontrolling interest	(992)	—

Comprehensive loss attributable to DMC Global Inc. stockholders	$(4,492)	$(1,535)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	$(19,479)	$360,525	$197,196
Net loss	—	—	—	(3,288)	—	—	—	(3,288)	(992)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,204)	—	—	(1,204)	—
Shares issued in connection with stock compensation plans	163,443	8	(8)	—	—	—	—	—	—
Escrow adjustment related to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(427)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	(5,717)	—	—	—	(5,717)	5,717
Stock-based compensation	—	—	2,267	—	—	—	—	2,267	102
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(4,400)
Treasury stock activity	—	—	—	—	—	(16,773)	(1,088)	(1,088)	—
Balances, March 31, 2022	20,084,272	$1,004	$296,774	$102,026	$(27,742)	(587,188)	$(20,567)	$351,495	$197,196

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	$(13,964)	$196,914
Net income	—	—	—	432	—	—	—	432
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,967)	—	—	(1,967)
Shares issued in connection with at-the-market offering program	397,820	20	25,242	—	—	—	—	25,262
Shares issued in connection with stock compensation plans	84,434	4	(4)	—	—	—	—	—
Stock-based compensation	—	—	1,469		—	—	—	1,469
Treasury stock activity	—	—	—	—	—	(38,069)	(3,680)	(3,680)
Balances, March 31, 2021	16,399,813	$820	$144,094	$116,089	$(24,929)	(566,343)	$(17,644)	$218,430
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2022	2021
Cash flows (used in) provided by operating activities:
Net (loss) income	$(4,280)	$432
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,359	2,698
Amortization of purchased intangible assets	12,976	324
Amortization of deferred debt issuance costs	132	56
Amortization of acquisition-related inventory valuation step-up	258	—
Stock-based compensation	2,358	1,608
Deferred income taxes	(2,714)	(2,334)
Loss (gain) on disposal of property, plant and equipment	9	(288)
Restructuring expenses and asset impairments	32	127
Change in:
Accounts receivable, net	(7,480)	(4,629)
Inventories	(19,877)	(6,184)
Prepaid expenses and other	(2,324)	(4,480)
Accounts payable	7,162	9,963
Contract liabilities	5,968	2,432
Accrued expenses and other liabilities	(163)	2,451
Net cash (used in) provided by operating activities	(4,584)	2,176

Cash flows (used in) provided by investing activities:
Proceeds from maturities of marketable securities	—	4,799
Acquisition of property, plant and equipment	(1,536)	(1,365)
Proceeds on sale of property, plant and equipment	—	281
Net cash (used in) provided by investing activities	(1,536)	3,715

Cash flows (used in) provided by financing activities:
Payments on term loan	(3,750)	—
Repayments on capital expenditure facility	—	(11,750)
Payment of debt issuance costs	(97)	—
Distributions to redeemable noncontrolling interest holder	(4,400)	—
Net proceeds from issuance of common stock through at-the-market offering program	—	25,262
Treasury stock purchases	(1,088)	(2,435)
Net cash (used in) provided by financing activities	(9,335)	11,077

Effects of exchange rates on cash	21	682

Net (decrease) increase in cash and cash equivalents	(15,434)	17,650
Cash and cash equivalents, beginning of the period	30,810	28,187
Cash and cash equivalents, end of the period	$15,376	$45,837

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the condensed consolidated financial statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures, including critical and significant accounting policies normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation. These condensed consolidated financial statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2021.

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

Accounts and Notes Receivable

The Company measures expected credit losses for its accounts receivable using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company has disaggregated pools of accounts receivable balances by business, geography and/or customer risk profile and has used history and other experience to establish an allowance for credit losses at the time the receivable is recognized. To measure expected credit losses, we have elected to pool trade receivables by segment and analyze each segment’s accounts receivable balances as separate populations. Within each segment, receivables exhibit similar risk characteristics.

During the three months ended March 31, 2022, our expected loss rate reflects uncertainties in market conditions that could impact our businesses, including COVID-19 related considerations, supply chain disruptions, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. In total, net recoveries of $20 were recorded during the three months ended March 31, 2022. Net recoveries recorded do not reflect $1,237 of receivable balances outstanding that we are currently monitoring related to a DynaEnergetics customer that operates in Western Ukraine.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2021	$—	$2,758	$15	$2,773
Current period provision for expected credit losses	$11	16	—	27
Recoveries of amounts previously reserved	$—	(47)	—	(47)
Impacts of foreign currency exchange rates and other	$—	(1)	—	(1)
Allowance for doubtful accounts, March 31, 2022	$11	$2,726	$15	$2,752

During 2021, the Company entered into a note receivable with terms of repayment over five years, collateralized by certain fixed assets. The note, with an outstanding current balance of $974 as of March 31, 2022 recorded within “Prepaid expenses and other” and an outstanding long-term balance of $8,768 as of March 31, 2022 recorded within “Other Assets”, is considered an arrangement with a variable interest entity for which the Company is not the primary beneficiary and has concluded does not require consolidation.

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

Our rights to payments for goods transferred to customers within our DynaEnergetics and NobelClad business segments arise when control is transferred at a point in time and not on any other criteria. Our rights to payments for goods transferred to customers within our Arcadia business segment also generally arise when control is transferred at a point in time; however, at times, control of certain project-based products passes to the customer over time. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days across all of our segments. In instances when we require customers to make advance payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Please refer to Note 6 "Contract Liabilities" for further information on contract liabilities and Note 10 "Business Segments" for disaggregated revenue disclosures.

See additional revenue recognition policy disclosures specific to the DynaEnergetics and NobelClad business segments within our Annual Report filed on Form 10-K for the year ended December 31, 2021.

Arcadia

Customers agree to terms and conditions at the time of initiating an order. The significant majority of transactions contain standard architectural building materials that are not made-to-order, which include storefronts and entrances, windows, curtain walls, doors and interior partitions. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. Arcadia is entitled to each product’s transaction price upon the customer obtaining control of the item. For standard architectural building materials that are not made-to-order, such control transfers at a point in time, which is generally when the product has been delivered to the customer and the legal title has been transferred. Upon delivery and title transfer, Arcadia has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict access to, the asset. Payment discounts, rebates, refunds, or any other forms of variable consideration are typically not included within Arcadia contracts.

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. However, such judgment is largely mitigated given that standard architectural building materials purchased are generally shipped at the same time. In instances where products purchased are not shipped at the same time, Arcadia uses the contractually stated price to determine SSP as this price approximates the price of each good as sold separately.

At times, Arcadia will also contract with customers to supply customized architectural building materials based on design specifications, measurements, finishes, framing materials, and other options selected by the customer at the time an order is initiated. For these contracts, Arcadia has an enforceable right to payment from its customers at the time an order is received and accepted for all manufacturing efforts expended on behalf of its customers. Due to the customized nature of these products, the Company has concluded that the substantial portion of the related goods produced have no alternative use, and therefore control of these products passes to the customer over time. We have concluded that recognizing revenue utilizing an over-time output method based upon units delivered reasonably depicts the fulfillment of our performance obligations under our contracts and the value received by the customer based upon our performance to date. This conclusion is further supported by the frequency of shipments in fulfilling these contracts. We have elected not to disclose our unsatisfied performance obligations as of March 31, 2022 under the short-term contract exemption as we expect such performance obligations will be satisfied within the next 12 months following the end of the reporting period.

Billings for customized architectural building materials occur at times upon delivery, but also can occur via pre-established billing schedules agreed-upon at the commencement of the contract. Therefore, we frequently generate contract liabilities in instances when we have billed the customer in excess of revenue recognized for units delivered.

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

Earnings Per Share

In periods with net income, the Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities in periods of net income as they receive non-forfeitable rights to dividends as common stock. Restricted stock awards do not participate in net losses.

Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest by the weighted average number of common shares outstanding during the period. Please refer to Note 3 "Business Combination" for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest to redemption value as of the end of the period presented. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the treasury stock method was less dilutive than the two-class method; as such, only the two-class method has been included below.

	Three months ended March 31,
	2022	2021
Net (loss) income attributable to DMC Global Inc. stockholders, as reported	$(3,288)	$432
Less: Adjustment of redeemable noncontrolling interest	(5,717)	—
Less: Undistributed net income available to participating securities	—	(5)
Numerator for basic net (loss) income per share:	(9,005)	427
Add: Undistributed net income allocated to participating securities	—	5
Less: Undistributed net income reallocated to participating securities	—	(5)
Numerator for diluted net (loss) income per share:	(9,005)	427
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	19,301,126	15,453,103
Effect of dilutive securities (1)	—	10,820
Weighted average shares outstanding for diluted net (loss) income per share	19,301,126	15,463,923
Net (loss) income per share
Basic	$(0.47)	$0.03
Diluted	$(0.47)	$0.03
(1) For the three months ended March 31, 2022, 14,069 shares have been excluded as their effect would have been anti-dilutive.

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

The Plan provides for deferred compensation obligations to be settled either by delivery of a fixed number of shares of DMC’s common stock or in cash, in accordance with participant contributions and elections. For deferred equity awards, subsequent to equity award vesting and after a period prescribed by the Plan, participants can elect to diversify contributions of equity awards into other investment options available to Plan participants. If diversified, these contributions will be subsequently settled by delivery of cash.

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested restricted stock awards (“RSAs”), vested company stock awards, company-owned life insurance (“COLI”) on certain employees, and money market and mutual funds. Unvested RSAs and common stock held by the trust are reflected in the Condensed Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value.

Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the Plan. These obligations are adjusted based on changes in value of the underlying investment options chosen by Plan participants. Deferred compensation obligations that will be settled by delivery of a fixed number of previously vested shares of the Company’s common stock are reflected in the Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest within “Common stock” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.

The balances related to the deferred compensation plan were as follows:

	Balance Sheet location	March 31, 2022	December 31, 2021
Deferred compensation assets	Other assets	$13,973	$13,812
Deferred compensation obligations	Other long-term liabilities	$15,516	$15,944

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

The carrying value of accounts receivable and payable, accrued expenses, and the revolving loans and term loan under our credit facility, when outstanding, approximate their fair value.

Our revolving loans and term loan under our credit facility, when outstanding, reset each month at market interest rates. As a result, we classify these liabilities as Level 1 in the fair value hierarchy.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $9,430 as of March 31, 2022 and $9,083 as of December 31, 2021 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities, and therefore we classify these assets as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of March 31, 2022 or December 31, 2021. However, the fair value measurements of certain assets and liabilities acquired as part of the Arcadia acquisition were based on significant inputs not observable in the market and thus represent Level 3 measurements within the fair value measurement hierarchy.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued a new accounting standard which provides practical expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions apply only to contracts and other transactions that reference the London interbank offered rate (“LIBOR”) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. The Company will adopt this standard when LIBOR is discontinued; however, given that we do not have significant exposure to LIBOR or other referenced rates expected to be discontinued, we do not believe that adoption of this standard will have a material impact on our Consolidated Financial Statements.

3.      BUSINESS COMBINATION

On December 16, 2021, the Company entered into an equity purchase agreement with Arcadia, Inc., a California corporation, the shareholders of Arcadia, Inc. and certain other parties (the “Equity Purchase Agreement”). On December 23, 2021, pursuant to the Equity Purchase Agreement, the Company completed the acquisition of a 60% controlling interest in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia”) for closing consideration of $261,000 in cash (excluding $7,654 in acquired cash) and 551,458 shares of its common stock, par value $0.05 per share. A portion of the cash consideration was placed into escrow and is subject to certain post-closing adjustments.

DMC acquired Arcadia as part of its strategy of building a diversified portfolio of industry-leading businesses with differentiated products and services. Arcadia is a leading U.S. supplier of architectural building products, which include exterior and interior framing systems, windows, curtain walls, doors, and interior partitions for the commercial buildings market, and highly engineered windows and doors for the high-end residential real estate market.

The acquisition was funded by the Company through cash and marketable securities, equity, and debt financing. Assets acquired and liabilities assumed have been recorded at their fair values. Certain fair values were determined by management using the assistance of third-party valuation specialists. The valuation methods used to determine the fair value of intangible assets included the income approach—excess earnings method for customer relationships and the income approach—relief from royalty method for the trade name acquired. A number of assumptions and estimates were involved in the application of these valuation methods, including forecasts of revenues, costs of revenues, operating expenses, tax rates, forecasted capital expenditures, customer attrition rate, discount rates and working capital changes.

The following table sets forth the preliminary components of the fair value of the total consideration transferred and preliminary purchase price allocation of the net assets acquired at the date of acquisition, along with the measurement period adjustments that occurred during the quarter. The assets acquired and liabilities assumed exclude Arcadia's right-of-use asset and lease liabilities, respectively, as they have an immaterial impact on the total net assets acquired. Please see Note 7 “Leases” for additional discussion of lease accounting. The total consideration transferred is still subject to potential adjustment and the preliminary purchase price allocation related to the assets acquired and liabilities assumed may be adjusted as a result of the finalization of our procedures, primarily as it pertains to the valuation of certain long-lived assets.

	Preliminary	Measurement Period Adjustments	Preliminary
	December 23, 2021		March 31, 2022
Cash, including cash acquired(1)	$268,654	$(640)	$268,014
Equity(2)	21,716	—	21,716
Total fair value of consideration transferred	290,370	(640)	289,730

Assets acquired:
Cash and cash equivalents	$7,654	$—	$7,654
Accounts receivable	31,456	—	31,456
Inventories	60,503	—	60,503
Prepaid expenses and other	2,438	—	2,438
Property, plant and equipment(3)	17,323	—	17,323
Goodwill(4)	141,266	(1,032)	140,234
Intangible assets(5)	254,500	—	254,500
Other long-term assets	122	(35)	87
Total assets acquired	515,262	(1,067)	514,195
Liabilities assumed:
Accounts payable	8,792	—	8,792
Other current liabilities	22,520	—	22,520
Total liabilities assumed	31,312	—	31,312
Redeemable noncontrolling interest(6)	193,580	(427)	193,153
Total assets acquired and liabilities assumed	$290,370	$(640)	$289,730

(1) Cash sources of funding included $150,000 in new term loan debt and $118,654 of cash and marketable securities on hand. During the quarter ended March 31, 2022, working capital estimates at the time of acquisition were finalized. In April 2022, $640 was returned to the Company from the funds previously placed into escrow.

(2) Equity consideration included 551,458 shares of DMC common stock.

(3) Property, plant and equipment primarily consists of the following:

Land	$2,922
Buildings and improvements	4,015
Manufacturing equipment and tooling	9,877
Furniture, fixtures, and computer equipment	95
Other	414
Total property, plant and equipment	17,323

The useful lives of the property, plant and equipment is consistent with the Company's accounting policies.

(4) Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible goodwill is estimated to be $85,815.

(5) Intangible assets consist of $211,000 of customer relationships, $22,000 of trade name, and $21,500 of customer backlog.

(6) Redeemable noncontrolling interest represents 40% of the total fair value of Arcadia upon acquisition.

The final fair value determination of the assets acquired and liabilities assumed will be completed prior to one year from the transaction completion date, consistent with Accounting Standards Codification (“ASC”) 805 Business Combinations ("ASC 805"). Measurement period adjustments will be recognized in the reporting period in which the adjustments are determined and calculated as if the accounting had been completed as of the acquisition date.

Redeemable noncontrolling interest

The limited liability company operating agreement for Arcadia (the “Operating Agreement”) contains a right for the Company to purchase the remaining interest in Arcadia from the minority interest holder on or after the third anniversary of the acquisition closing date (“Call Option”). Similarly, the minority interest holder of Arcadia has the right to sell its remaining interest in Arcadia to the Company on or after the third anniversary of the acquisition closing date (“Put Option”). Both the Call Option and Put Option enable the respective holder to exercise their rights based upon a predefined calculation as included within the Operating Agreement.

The Company initially accounted for the noncontrolling interest at its acquisition date fair value. We determined that both the Call Option and Put Option do not meet the definition of a derivative under ASC 815 Derivatives and Hedging as the Operating Agreement does not allow for contractual net settlement, the options cannot be settled outside the Operating Agreement through a market mechanism, and the underlying shares are deemed illiquid as they are not publicly traded and thus not considered readily convertible to cash. Additionally, the settlement price for both options is based upon a predefined calculation tied to adjusted earnings rather than a fixed price, and the formula is based upon Arcadia’s operating results. As such, we have concluded that the Call Option and Put Option are embedded within the noncontrolling interest and therefore do not represent freestanding instruments.

Given that the noncontrolling interest is subject to possible redemption (with redemption rights that are not entirely within the control of the Company), we have concluded that the noncontrolling interest should be accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity ("ASC 480"). The Company has also concluded that the noncontrolling interest is probable of redemption, as the only criteria for the security to become redeemable is the passage of time. As such, the Company has classified the redeemable noncontrolling interest separate from the stockholders’ equity section in the Condensed Consolidated Balance Sheets.

At each balance sheet date subsequent to acquisition, the carrying value of the redeemable noncontrolling interest has been adjusted to its estimated redemption value as if redemption were to occur at the balance sheet date. This immediate adjustment is charged directly to retained earnings and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive (Loss) Income. As of March 31, 2022, the Company’s estimated redemption value of the redeemable noncontrolling interest has not changed in comparison to our estimate at December 31, 2021 of $197,196. As such, during the three months ended March 31, 2022, the Company recorded an adjustment of the redeemable noncontrolling interest’s carrying value to its estimated redemption value of $5,717. In accordance with ASC 480, this adjustment occurs only after the Company ascribes net income or loss and any cash distributions attributable to the redeemable noncontrolling interest.

Promissory Note

In order to equalize after-tax consideration to the redeemable noncontrolling interest holder relative to an alternative transaction structure, immediately following the closing of the acquisition, the Company loaned approximately $24,902 to the redeemable noncontrolling interest holder. The loan was evidenced by an unsecured promissory note, and the loan will be repaid out of proceeds from the sale of the redeemable noncontrolling interest holder’s interests in Arcadia, whether received upon exercise of the Put Option, the Call Option or upon sales to third parties permitted under the terms of the Operating Agreement. The loan must be repaid in full by December 16, 2051 and has been recorded within “Other Assets”.

Unaudited Pro Forma Financial Information

Pro forma financial information is presented for informational purposes and is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the acquisition of Arcadia been completed at an earlier date, nor is it representative of future operating results of the Company.

ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments to be prepared and presented. For the three months ended March 31, 2021, operating results have been adjusted to reflect (a) fair value adjustments related to incremental intangible asset amortization, (b) interest expense with the higher principal and interest rates associated with the Company's new term loan debt incurred to finance, in part, the acquisition of Arcadia, (c) the effects of integration costs on the results of Arcadia's operations, and (d) the effects of the adjustments on income taxes.

The following unaudited pro forma combined financial information presents combined results of the Company and Arcadia. Arcadia’s operating results have been included in the Company’s operating results for the three months ended March 31, 2022.

	Three months ended March 31, 2021
	As Reported	Pro Forma
Net sales	$55,658	$112,899
Net income attributable to DMC Global Inc. stockholders	$432	$4,353

4.      INVENTORIES

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

Inventories consisted of the following at March 31, 2022:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$14,086	$14,003	$8,979	$37,068
Work-in-process	5,634	21,269	8,781	35,684
Finished goods	50,143	19,760	440	70,343
Supplies	—	—	209	209
Total inventories	$69,863	$55,032	$18,409	$143,304

Inventories consisted of the following at December 31, 2021:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$12,168	$15,209	$7,655	$35,032
Work-in-process	3,987	13,672	10,257	27,916
Finished goods	44,348	14,998	1,651	60,997
Supplies	—	—	269	269
Total inventories	$60,503	$43,879	$19,832	$124,214

5.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of March 31, 2022:

	Gross	Accumulated Amortization	Net
Core technology	$15,228	$(13,989)	$1,239
Customer relationships	246,034	(38,588)	207,446
Customer backlog	21,500	(9,214)	12,286
Trademarks / Trade names	23,981	(2,384)	21,597
Total intangible assets	$306,743	$(64,175)	$242,568

Our purchased intangible assets consisted of the following as of December 31, 2021:

	Gross	Accumulated Amortization	Net
Core technology	$15,647	$(14,209)	$1,438
Customer relationships	246,718	(36,047)	210,671
Customer backlog	21,500	—	21,500
Trademarks / Trade names	24,037	(2,070)	21,967
Total intangible assets	$307,902	$(52,326)	$255,576

The change in the gross value of our purchased intangible assets at March 31, 2022 from December 31, 2021 primarily was due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics and NobelClad reporting units. After the goodwill associated with each reporting unit was impaired at December 31, 2015 and September 30, 2017, respectively, the tax amortization reduces other intangible assets related to the historical acquisition.

6.      CONTRACT LIABILITIES

At times, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	March 31, 2022	December 31, 2021
Arcadia	$21,931	$14,697
NobelClad	4,879	5,881
DynaEnergetics	142	474
Total contract liabilities	$26,952	$21,052

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities.

7.      LEASES

The Company leases real properties for use in manufacturing and as administrative and sales offices, and also leases automobiles and office equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. Right-of-use (“ROU”) assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. ROU assets are amortized on a straight-line basis to the Condensed Consolidated Statement of Operations. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease and non-lease components within the Company’s lease agreements are accounted for together. The Company has no leases in which the Company is the lessor.

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	March 31, 2022	December 31, 2021
ROU asset	$50,934	$52,219

Current lease liability	6,287	6,126
Long-term lease liability	45,613	47,000
Total lease liability	$51,900	$53,126

The ROU asset is reported in “Other assets” while the current lease liability is reported in “Other current liabilities” and the long-term lease liability is reported in “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets. Cash paid for operating lease liabilities are recorded as operating cash flows in the Company’s Condensed Consolidated Statements of Cash Flows.

Arcadia leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and the President of Arcadia. There were eight related party leases in effect as of March 31, 2022, with expiration dates ranging from calendar years 2023 to 2031. As of March 31, 2022, the total ROU asset and related lease liability recognized for related party leases was $31,438 and $31,572, respectively. The Company believes that the lease terms for these properties are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for similar types of property. For the three months ended March 31, 2022, operating lease expense was $2,767, inclusive of $1,156 related to related party leases. For the three months ended March 31, 2021, operating lease expense was $971. Short term and variable lease costs were not material for the three months ended March 31, 2022 and 2021.

8.      DEBT

As of March 31, 2022 and December 31, 2021, outstanding borrowings consisted of the following:

	March 31, 2022	December 31, 2021
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Term loan	146,250	150,000
Commerzbank line of credit	—	—
Outstanding borrowings	146,250	150,000
Less: debt issuance costs	(2,540)	(2,575)
Total debt	143,710	147,425
Less: current portion of long-term debt	(15,000)	(15,000)
Long-term debt	$128,710	$132,425

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

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.5 to 1.0 through the quarter ended March 31, 2022, 3.25 to 1.0 from the quarter ended June 30, 2022 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter.

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

As of March 31, 2022, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure advance payments made by them. As of March 31, 2022 and December 31, 2021, we had no outstanding borrowings under this line of credit and bank guarantees of €2,609 and €2,997 were secured by the line of credit, respectively. The line of credit has open-ended terms and can be canceled by the bank at any time.

Included in long-term debt are deferred debt issuance costs of $2,540 and $2,575 as of March 31, 2022 and December 31, 2021, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility which expires on December 23, 2026.

9.     INCOME TAXES

The effective tax rate for each of the periods reported differs from the U.S. statutory rate primarily due to variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods, differences between the U.S. and foreign tax rates (which range from 20% to 33%), permanent differences between book and taxable income, income or loss attributable to the redeemable noncontrolling interest holder, and changes to valuation allowances on our deferred tax assets.

Arcadia is treated as a partnership for U.S. tax purposes. With the exception of certain state taxes, income or loss flows through to the shareholders and is taxed at the shareholder level. Tax impacts related to income or loss from Arcadia that are included in consolidated pretax results but are attributable to the redeemable noncontrolling interest holder are not included in the consolidated income tax provision.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three months ended March 31, 2022 and March 31, 2021, we did not record any adjustments to previously established valuation allowances, except for adjustments related to the changes in balances of the related deferred tax assets. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

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

10.      BUSINESS SEGMENTS

Our business is organized into three segments: Arcadia, DynaEnergetics and NobelClad. In December 2021, DMC acquired a 60% controlling interest in Arcadia, a leading U.S. supplier of architectural building products, including storefronts and entrances, windows, curtain walls, doors and interior partitions for the commercial buildings market. Arcadia also supplies the luxury home market with highly engineered steel, aluminum and wood door and window systems. DynaEnergetics designs, manufactures and distributes products utilized by the global oil and gas industry principally to perforate oil and gas wells. NobelClad is a leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints.

Our reportable segments are separately managed strategic business units that offer different products and services. Each segment’s products are marketed to different customer types and require different manufacturing processes and technologies.
Segment information is as follows:

	Three months ended March 31,
	2022	2021
Net sales:
Arcadia	$67,968	$—
DynaEnergetics	48,887	38,172
NobelClad	21,861	17,486
Net sales	$138,716	$55,658

	Three months ended March 31,
	2022	2021
(Loss) income before income taxes:
Arcadia	$(2,443)	$—
DynaEnergetics	3,298	1,521
NobelClad	705	1,604
Segment operating income	1,560	3,125

Unallocated corporate expenses	(3,368)	(2,227)
Unallocated stock-based compensation*	(2,102)	(1,608)
Other (expense) income, net	(209)	394
Interest expense, net	(1,024)	(135)
Loss before income taxes	$(5,143)	$(451)

	Three months ended March 31,
	2022	2021
Depreciation and amortization:
Arcadia	$13,349	$—
DynaEnergetics	1,984	2,000
NobelClad	915	939
Segment depreciation and amortization	16,248	2,939
Corporate and other	87	83
Consolidated depreciation and amortization	$16,335	$3,022

* Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia segment as only 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows. For Arcadia, net sales have been presented consistent with regional definitions as provided by the American Institute of Architects.

Arcadia

Three Months Ended
March 31, 2022
West	$56,204
South	5,839
Northeast	3,217
Midwest	2,708
Total Arcadia	$67,968

DynaEnergetics

	Three months ended March 31,
	2022	2021
United States	$38,743	$27,831
Canada	4,749	3,702
Egypt	1,004	1,053
Oman	928	781
Indonesia	342	571
India	230	393
Pakistan	100	509
Germany	99	314
Romania	50	322
Hong Kong	24	1,190
Rest of the world	2,618	1,506
Total DynaEnergetics	$48,887	$38,172

NobelClad

	Three months ended March 31,
	2022	2021
United States	$9,155	$8,347
China	2,357	239
India	2,325	649
Canada	1,438	1,024
United Arab Emirates	998	664
Germany	587	390
Netherlands	491	591
Italy	413	435
France	351	669
Australia	325	578
South Korea	271	886
Norway	234	283
Spain	199	413
Russia*	196	1,021
Taiwan	19	278
Rest of the world	2,502	1,019
Total NobelClad	$21,861	$17,486

*Future sales to Russia have been indefinitely suspended due to the ongoing conflict in Ukraine.

During the three months ended March 31, 2022, no single customer accounted for greater than 10% of consolidated net sales. During the three months ended March 31, 2021, one customer in our DynaEnergetics segment accounted for approximately 10% of consolidated net sales. As of March 31, 2022 and December 31, 2021, no single customer accounted for greater than 10% of consolidated accounts receivable.

11.      DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to euro, the U.S. dollar to the Canadian dollar, and, to a lesser extent, other currencies, arising from intercompany and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of the forward contracts are recognized in “Other (expense) income, net” within our Condensed Consolidated Statements of Operations.

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

As of March 31, 2022 and December 31, 2021, the notional amounts of the forward currency contracts the Company held were $5,017 and $13,032, respectively. At March 31, 2022 and December 31, 2021, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net (losses) income from hedging activities:

		Three months ended March 31,
Derivative	Statements of Operations Location	2022	2021
Foreign currency contracts	Other (expense) income, net	$(127)	$55

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

Association of Apartment Owners of Poipu Point v. Arcadia, Inc., et. al.

At the closing of the Arcadia acquisition, Arcadia was a defendant in a products liability matter brought by the Association of Apartment Owners of Poipu Point relating to Arcadia products sold to a project in Hawaii. The case is proceeding in the First Circuit, State of Hawaii. This matter relates to a product liability claim brought against Arcadia and others alleging that Arcadia windows and sliding glass doors have suffered significant deterioration and corrosion in ocean facing applications at a timeshare project at Poipu Point in Kauai, Hawaii. On January 22, 2022, the parties entered into a settlement agreement related to the case, which provided for the resolution of the case involving Arcadia in exchange for the payment of $4,300 by Arcadia. This amount was included within liabilities assumed at the date of acquisition. The settlement agreement was approved by the court on April 14, 2022, and payment of the settlement amount is due by May 13, 2022. It is anticipated that approximately $1,000 of the settlement amount will be paid by Arcadia’s insurance carriers. This amount was included within assets acquired at the date of acquisition. The remaining $3,300 will be funded by Arcadia. DMC obtained a purchase price reduction under the Equity Purchase Agreement for its share of the $3,300 relating to this matter.

Wage and Hour Matters

Felipe v. Arcadia, Inc. and One Stop Employment Services, Inc. (“One Stop”). This complaint was filed on October 22, 2021 in Los Angeles Superior Court and purports to allege a class action on behalf of all non-exempt California employees who worked on behalf of One Stop or Arcadia at any time during the four years preceding the date of the complaint. One Stop is a staffing agency which provides temporary workers, including to Arcadia. The complaint states claims under California’s labor laws and under its general Unfair Business Practices Act, California Business & Professions Code section 17200. The plaintiff also filed a letter with the California Labor and Workforce Department under California’s Private Attorneys General Act (“PAGA”). In February, the claims were amended to remove class action and individual claims in favor of arbitration on an individual, non-class basis, with the plaintiff also asserting representative claims under PAGA. The parties have agreed to stay the remaining PAGA claims pending the U.S. Supreme Court’s decision in Viking River Cruises, Inc. versus Moriana, which relates to the ability of plaintiffs to bring representative claims where a binding arbitration agreement exists. The Viking River case was argued in March, and the parties anticipate a ruling in the next few months. Plaintiff has not yet commenced arbitration of her individual claims.

Mayorga v. Arcadia, Inc. This complaint was filed on November 15, 2021 in Los Angeles Superior Court. It purports to allege a class action on behalf of all of the Company’s non-exempt California employees who worked at the Company within four years before the date the complaint was filed. It asserts claims substantially similar to those asserted in the Felipe case but does not include One Stop as a defendant. As in Felipe, the plaintiff has amended his complaint to delete class action claims and any individual non-PAGA claims. Accordingly, Plaintiff’s complaint is now limited, like the Felipe complaint, to PAGA collective action claims. As in Felipe, Plaintiff has agreed to stay those PAGA claims pending the U.S. Supreme Court’s decision in Viking River Cruises, Inc. versus Moriana. Plaintiff has however commenced arbitration on a solely individual basis of his wage and hour claims. The arbitral body has appointed an arbitrator to adjudicate those claims, but no hearing or other dates have yet been set.

Arcadia intends to vigorously defend against both the Felipe and Mayorga actions. Due to the nature of these matters and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any. Further, under the Equity Purchase Agreement, certain amounts have been placed in escrow pending resolution of these matters.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes, as well as the selected historical consolidated financial data that is included in our Annual Report filed on Form 10-K for the year ended December 31, 2021.

Unless stated otherwise, all dollar figures are presented in thousands (000s).

Overview

General

DMC Global Inc. (“DMC”) is a diversified holding company. Our innovative businesses provide differentiated products and services to niche industrial and commercial markets around the world. DMC’s objective is to identify well-run businesses and strong management teams and support them with long-term capital and strategic, legal, technology and operating resources. DMC’s culture is to foster local innovation versus centralized control. We help our portfolio companies grow core businesses, launch new initiatives, upgrade technologies and systems to support their long-term strategy, and make acquisitions that improve their competitive positions and expand their markets. Today, DMC’s portfolio consists of Arcadia, DynaEnergetics, and NobelClad, which collectively address the building products, energy, industrial processing and transportation markets. Based in Broomfield, Colorado, DMC trades on Nasdaq under the symbol “BOOM.”

Arcadia

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia”). Arcadia is a leading U.S. supplier of architectural building products, which include exterior and interior framing systems, windows, curtain walls, doors, and interior partitions for the commercial buildings market; and highly engineered windows and doors for the high-end residential real estate market.

Cost of products sold for Arcadia includes the cost of aluminum, paint, and other raw materials used to manufacture windows, curtain walls, doors, and interior partitions as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $44,373 at March 31, 2022 from $41,181 at December 31, 2021.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Employee Retention Credit

In the first quarter of 2021, under provisions of legislation enacted in December 2020 the Company became eligible for the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). As a result of the new legislation, the Company was able to claim a refundable tax credit equal to 70% of the qualified wages they paid to employees for portions of calendar year 2021. The ERC favorably impacted the financial statement results of the Company for the three months ended March 31, 2021, as described further in the “Consolidated Results of Operations” section below. The ERC had no impact on the financial statement results of the Company for the three months ended March 31, 2022.

Factors Affecting Results

•Consolidated sales were $138,716 in the first quarter of 2022. Excluding the Arcadia acquisition, consolidated sales were $70,748, a decrease of 2% versus the fourth quarter of 2021 and an increase of 27% versus the first quarter of 2021. International sales at DynaEnergetics declined in the first quarter of 2022 compared to the fourth quarter of 2021, which was partially offset by higher sales in NobelClad due to the timing of shipments out of backlog. The year-over-year increase in consolidated sales primarily was due to a recovery in energy demand, North American drilling and well completions activity and corresponding sales at DynaEnergetics as well as higher sales at NobelClad due to the timing of shipments out of backlog.

•Arcadia reported sales of $67,968 in the first quarter of 2022.

•DynaEnergetics sales of $48,887 in the first quarter of 2022 decreased 4% compared with the fourth quarter of 2021 primarily due to a decline in international sales. Sales increased 28% compared with the first quarter of 2021 primarily due to higher North American drilling and well completions, and a corresponding increase in unit sales of DS perforating systems.

•NobelClad’s sales of $21,861 in the first quarter of 2022 increased 3% compared to the fourth quarter of 2021 and 25% compared with the first quarter of 2021 reflecting increased shipments of projects out of backlog.

•Consolidated gross profit was 27% in the first quarter of 2022 versus 18% in the fourth quarter of 2021 and 23% in the first quarter of 2021. The improvement compared to prior year primarily was due to the acquisition of Arcadia, which had a higher gross profit percentage than DMC’s other business units. The impact of higher sales volume on fixed manufacturing overhead expenses at DynaEnergetics also contributed to higher gross margin percentage. These favorable impacts were offset by project mix at NobelClad and a decline in high-margin international sales and higher material costs at DynaEnergetics. Additionally, 2021 gross profit was favorably impacted by the receipt of $846 ERC under the CARES Act.

•Consolidated selling, general and administrative expenses were $27,808 in the first quarter of 2022 compared with $13,172 in the first quarter of 2021. Arcadia’s incremental selling, general and administrative expenses were $9,880. The year-over-year increase also was attributable to higher salaries, benefits, and other-payroll related costs, litigation expenses related to patent enforcement actions against companies that we believe infringe on DynaEnergetics’ patents, and stock-based compensation expense. Additionally, SG&A in the first quarter of 2021 included receipt of $730 of ERC under the CARES Act.

•Cash of $15,376 decreased $15,434 from $30,810 at December 31, 2021. The decrease in cash primarily related to funding working capital at DynaEnergetics and Arcadia. Both businesses increased their investments in inventory due to rising raw material prices, longer-lead times and expected sales volume growth.

Outlook

We remain in a period of rising raw material and other input costs as well as continued supply chain disruptions and challenges. Each of our businesses have been and may continue to be impacted by rising raw material prices (particularly aluminum at Arcadia and steel at DynaEnergetics), increasing wages, the availability of labor, and supply chain disruptions such as increased lead times related to raw materials.

In North America, although crude prices and well completion activity increased in the first quarter of 2022, supply chain disruptions including a shortage of sand, which is a key material used to complete unconventional wells, impacted DynaEnergetics’ end customers’ activity levels. These disruptions negatively impacted unit sales of DynaEnergetics’ fully integrated and factory-assembled DS perforating systems early in the quarter. Supply constraints began to ease at the end of the quarter which in combination with improving market conditions, led to a significant increase in unit sales of DS perforating systems.

As operators implement their 2022 budgets, we believe well completion activity and customer pricing will continue to improve. In the fourth quarter of 2021, DynaEnergetics announced a 5% price increase. An additional price increase was implemented on April 1, 2022. These price increases have been implemented to offset higher labor and material costs and the expiration of the previously enacted CARES Act. DynaEnergetics is planning on additional price increases in the second half of 2022 as it seeks to return margins to levels that reflect the inherent value of its products. We believe DynaEnergetics is among the first to benefit from strengthening prices, as it offers a highly differentiated product line. Factory-assembled DS systems are delivered just in time to the wellsite, eliminating assembly operations and requiring fewer people on location.

We believe many of the pre-wired carriers in the market incorporate features that violate DynaEnergetics patents, and we are continuing to take aggressive legal action against the companies that make these products. DynaEnergetics has made significant investments in technologies and products that have improved the safety, efficiency and performance of its customers’ well completions, and have enhanced the effectiveness and profitability of the industry as a whole. Our patent strategy is designed to protect these investments and provide transparency so others can innovate without violating our intellectual property. These lawsuits have increased our general and administrative expenses, and we expect these costs to be ongoing throughout 2022.

Arcadia services both commercial building and high-end residential markets. Arcadia’s current geographic regions of focus include the western and southwestern regions of the United States. The building products industry is forecasting both short-term and long-term growth, particularly in Arcadia’s core geographic regions and end markets served. We are working to design and install new paint and anodizing lines to increase manufacturing capacity, which we expect will be operational by next year. The design and implementation of a new enterprise resource planning system has also begun which will improve operating efficiencies and enhance the buying experience for Arcadia’s commercial and residential customers.
Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) measure that we believe provides an important indicator of our ongoing operating performance and that we use in operational and financial decision-making. We define EBITDA as net income or loss plus or minus net interest, taxes, depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation, restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance (as further described in the tables below). Adjusted EBITDA attributable to DMC Global Inc. excludes the adjusted EBITDA attributable to the 40% redeemable noncontrolling interest in Arcadia. For our business segments, Adjusted EBITDA is defined as operating income (loss) plus depreciation, amortization, allocated stock-based compensation, restructuring and impairment charges and, when appropriate, other items that management does not utilize in assessing operating performance. As a result, internal management reports used during monthly operating reviews feature Adjusted EBITDA and certain management incentive awards are based, in part, on the amount of Adjusted EBITDA achieved during the year.

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

Adjusted net income (loss) and adjusted diluted earnings per share are presented because management believes these measures are useful to understand the effects of restructuring, impairment, and other non-recurring charges on DMC’s net income (loss) and diluted earnings per share, respectively.

Net debt is a non-GAAP measure we use to supplement information in our Condensed Consolidated Financial Statements. We define net debt as total debt less total cash and cash equivalents. In addition to conventional measures prepared in accordance with GAAP, the Company uses this information to evaluate its performance, and we believe that certain investors may do the same.

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

Consolidated Results of Operations

Three months ended March 31, 2022 compared with three months ended March 31, 2021

	Three months ended March 31,
	2022	2021	$ change	% change
Net sales	$138,716	55,658	$83,058	149%
Gross profit	36,906	12,913	23,993	186%
Gross profit percentage	26.6%	23.2%
COSTS AND EXPENSES:
General and administrative expenses	17,718	7,929	9,789	123%
% of net sales	12.8%	14.2%
Selling and distribution expenses	10,090	5,243	4,847	92%
% of net sales	7.3%	9.4%
Amortization of purchased intangible assets	12,976	324	12,652	3,905%
% of net sales	9.4%	0.6%
Restructuring expenses and asset impairments	32	127	(95)	(75%)
Operating loss	(3,910)	(710)	(3,200)	(451%)
Other (expense) income, net	(209)	394	(603)	(153%)
Interest expense, net	(1,024)	(135)	(889)	(659%)
Loss before income taxes	(5,143)	(451)	(4,692)	(1,040%)
Income tax benefit	(863)	(883)	20	(2%)
Net (loss) income	(4,280)	432	(4,712)	(1,091%)
Net (loss) income attributable to redeemable noncontrolling interest	(992)	—	(992)	n/a
Net (loss) income attributable to DMC Global Inc.	(3,288)	432	(3,720)	(861%)
Adjusted EBITDA attributable to DMC Global Inc.	$10,505	$4,047	$6,458	160%

Net sales were $138,716. Excluding the Arcadia acquisition, net sales were $70,748, an increase of 27%, primarily due to increased drilling and well completion activity in North America and a corresponding increase in unit sales of DynaEnergetics’ DS perforating systems.

Gross profit percentage was 26.6%. Excluding the Arcadia acquisition, gross profit percentage was 23.5% versus 23.2% in the prior year. The improvement compared to prior year primarily was due to the impact of higher DynaEnergetics sales volume on fixed manufacturing overhead expenses. This increase was offset by less favorable project mix at NobelClad and a decline in high-margin international sales and higher material costs at DynaEnergetics. Additionally, 2021 gross profit was favorably impacted by the receipt of $846 ERC under the CARES Act.

General and administrative expenses increased $9,789 compared with the first quarter of 2021. The Arcadia acquisition contributed $6,143 to the increase. The remainder of the increase primarily was due to higher outside services costs by $1,559, which was primarily related to patent infringement litigation in which DynaEnergetics is the plaintiff, higher salaries, benefits, and other payroll-related costs by $300, which is net of the 2021 receipt of $335 ERC under the CARES Act, an increase in stock-based compensation by $533, and an increase from business-related travel by $465.

Selling and distribution expenses increased $4,847 compared with the first quarter of 2021.The Arcadia acquisition contributed $3,737 to the increase. The remainder of the increase primarily was due to an increase from business-related travel by $227, higher outside service costs by $207 primarily related to enterprise resource planning and digital projects, and higher depreciation expense by $131.The first quarter of 2021 included $395 of ERC under the CARES Act.

Operating loss was $3,910 in the first quarter of 2022 compared to $710 in the same period last year. Excluding the Arcadia acquisition, operating loss was $1,467 due in part to a decrease in earnings at NobelClad. Operating income was also favorably impacted by receipt of $1,576 ERC under the CARES Act in the first quarter of 2021.

Other expense, net of $209 in the first quarter of 2022 primarily related to net unrealized and realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $1,024 increased compared with the first quarter of 2021 primarily due to interest expense incurred on the $150,000 credit facility entered into in December 2021 in conjunction with the acquisition of Arcadia.

Income tax benefit of $863 was recorded on loss before income taxes of $5,143. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a favorable impact to the effective tax rate. The effective rate was impacted unfavorably by discrete stock-based compensation shortfalls of $386. We recorded an income tax benefit of $883 on loss before income taxes of $451 for the first quarter of 2021. The effective rate was impacted favorably by discrete stock-based compensation windfall benefits of $720. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S.

Net loss attributable to DMC Global Inc for the three months ended March 31, 2022 was $3,288, or $0.47 per diluted share, compared to net income of $432, or $0.03 per diluted share, for the same period in 2021.

Adjusted EBITDA increased compared with the first quarter of 2021 primarily due to the acquisition of Arcadia. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2022	2021
Net (loss) income	$(4,280)	$432
Interest expense, net	1,024	135
Income tax benefit	(863)	(883)
Depreciation	3,359	2,698
Amortization of purchased intangible assets	12,976	324
EBITDA	12,216	2,706
Restructuring expenses and asset impairments	32	127
Amortization of purchased inventory valuation step-up	258	—
Stock-based compensation	2,358	1,608
Other expense (income), net	209	(394)
Adjusted EBITDA attributable to redeemable noncontrolling interest	(4,568)	—
Adjusted EBITDA attributable to DMC Global Inc.	$10,505	$4,047

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased compared with the first quarter of 2021 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended March 31, 2022
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc.	$(3,288)	$(0.17)
Amortization of acquisition-related inventory valuation step-up, net of tax	133	0.01
NobelClad restructuring expenses and asset impairments, net of tax	22	—
As adjusted	$(3,133)	$(0.16)
(1) Calculated using diluted weighted average shares outstanding of 19,301,126

	Three months ended March 31, 2021
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$432	$0.03
NobelClad restructuring expenses and asset impairments, net of tax	127	0.01
As adjusted	$559	$0.04
(1) Calculated using diluted weighted average shares outstanding of 15,463,923

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

Arcadia

As more fully described in the 2021 Form 10-K, a 60% controlling interest in Arcadia was acquired in December 2021. A summary of results of operations for Arcadia for the three months ended March 31, 2022 is as follows (in thousands):

Three months ended March 31, 2022

Three months ended March 31, 2022
Net sales	$67,968
Gross profit	20,245
Gross profit percentage	29.8%
COSTS AND EXPENSES:
General and administrative expenses	6,143
Selling and distribution expenses	3,737
Amortization of purchased intangible assets	12,808
Operating loss	(2,443)
Adjusted EBITDA	11,420
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,568)
Adjusted EBITDA attributable to DMC Global Inc.	$6,852

Arcadia’s profitability is dependent, in large part, on the spread between its input costs, for which the primary raw material is aluminum metal, and the subsequent value received from selling its products, which include exterior and interior framing systems, curtain walls, windows, doors, and interior partitions for the commercial buildings market; and highly engineered windows and doors for the high-end residential market.

During the three months ended March 31, 2022, both net sales and cost of products sold increased in comparison to pre-acquisition periods, largely driven by higher customer pricing in response to higher base aluminum metal prices and increases in other input costs. Cost of products sold was also negatively impacted by the partial amortization of the inventory step-up recorded in purchase accounting. Gross profit dollars generated were consistent with pre-acquisition periods; however, the related gross profit percentage decreased as increased input costs outpaced the increase in net sales from higher average selling prices. General and administrative and selling and distribution expenses were higher in comparison to pre-acquisition periods. Higher general and administrative expenses were driven primarily by non-recurring integration costs, including outside services costs such as professional services. Higher sales and distribution expenses were driven primarily by increases in employee compensation and resumption of business-related travel. Amortization of purchased intangible assets related to identifiable intangible assets recorded at the date of acquisition.

Adjusted EBITDA was primarily driven by the factors discussed above. See “Overview” above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted

EBITDA.

Three months ended March 31, 2022
Operating loss	$(2,443)
Adjustments:
Amortization of acquisition-related inventory valuation step-up	258
Depreciation	541
Amortization of purchased intangible assets	12,808
Stock-based compensation	256
Adjusted EBITDA	11,420
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,568)
Adjusted EBITDA attributable to DMC Global Inc.	$6,852

DynaEnergetics

Three months ended March 31, 2022 compared with three months ended March 31, 2021

	Three months ended March 31,
	2022	2021	$ change	% change
Net sales	$48,887	$38,172	$10,715	28%
Gross profit	12,608	8,434	4,174	49%
Gross profit percentage	25.8%	22.1%
COSTS AND EXPENSES:
General and administrative expenses	5,322	3,574	1,748	49%
Selling and distribution expenses	3,903	3,140	763	24%
Amortization of purchased intangible assets	85	199	(114)	(57%)
Operating income	3,298	1,521	1,777	117%
Adjusted EBITDA	$5,282	$3,521	$1,761	50%

Net sales were $10,715 higher than the first quarter of 2021 due to a recovery in energy demand, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. The year-over-year increase in net sales from North American activity was partially offset by lower international sales.

Gross profit percentage increased to 25.8% compared with the first quarter of 2021 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses. The first quarter of 2021 was favorably impacted by the receipt of $437 ERC under the CARES Act.

General and administrative expenses increased $1,748 compared with the first quarter of 2021 primarily due to an increase in outside services costs by $1,285 mostly related to patent infringement litigation in which DynaEnergetics is the plaintiff, as well as increases in salaries, benefits, other-payroll related costs by $115, which is net of the 2021 receipt of $121 ERC under the CARES Act.

Selling and distribution expenses increased $763 compared with the first quarter of 2021 primarily due to increases in outside service costs by $168 and increases in depreciation expense by $127. The first quarter of 2021 was favorably impacted by the receipt of $254 in ERC under the CARES Act.

Operating income increased $1,777 compared with the first quarter of 2021 primarily due to the impact of higher sales.

Adjusted EBITDA increased compared with the first quarter of 2021 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable

GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2022	2021
Operating income	$3,298	$1,521
Adjustments:
Depreciation	1,899	1,801
Amortization of purchased intangible assets	85	199
Adjusted EBITDA	$5,282	$3,521

NobelClad

Three months ended March 31, 2022 compared with three months ended March 31, 2021

	Three months ended March 31,
	2022	2021	$ change	% change
Net sales	$21,861	$17,486	$4,375	25%
Gross profit	4,181	4,617	(436)	(9%)
Gross profit percentage	19.1%	26.4%
COSTS AND EXPENSES:
General and administrative expenses	1,037	813	224	28%
Selling and distribution expenses	2,324	1,948	376	19%
Amortization of purchased intangible assets	83	125	(42)	(34%)
Restructuring expenses and asset impairments	32	127	(95)	(75%)
Operating income	705	1,604	(899)	(56%)
Adjusted EBITDA	$1,652	$2,670	$(1,018)	(38%)

Net sales increased $4,375 compared with the first quarter of 2021 primarily due to the timing of shipment of projects out of backlog.

Gross profit percentage of 19.1% decreased compared with the first quarter of 2021 as a less favorable project mix more than offset the favorable impact of higher sales volume on fixed manufacturing overhead expenses. The first quarter of 2021 was also favorably impacted by the receipt of $409 ERC under the CARES Act.

General and administrative expenses increased $224 compared with the first quarter of 2021 primarily due to higher outside services costs by $118. The first quarter of 2021 was favorably impacted by the receipt of $28 ERC under the CARES Act.

Selling and distribution expenses increased $376 compared with the first quarter of 2021 primarily due to increases in salaries, benefits, and other-payroll related costs by $96, which is net of the 2021 receipt of $141 ERC under the CARES Act, and higher costs from the resumption of business travel by $126.

Operating income decreased $899 compared with the first quarter of 2021 as lower gross profit percentage and higher general and administrative and selling and distribution expenses more than offset higher sales volumes.

Adjusted EBITDA decreased compared with the first quarter of 2021 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2022	2021
Operating income	$705	$1,604
Adjustments:
Restructuring expenses and asset impairments	32	127
Depreciation	832	814
Amortization of purchased intangibles	83	125
Adjusted EBITDA	$1,652	$2,670

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $128,334 at March 31, 2022 compared to $116,615 at December 31, 2021. Net debt increased during 2022 to fund a build-up of working capital, which included higher inventory levels due to increased prices and lead times for several key raw materials at DynaEnergetics and Arcadia, and an expected increase in sales activity at DynaEnergetics in 2022. We have a fully undrawn and available $50,000 revolving credit facility at March 31, 2022. We may in the future access at-the-market offering programs or otherwise access the capital markets, but there can be no assurance that any future capital will be available on acceptable terms or at all.

We believe that cash and cash equivalents on hand, cash flow from operations, funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions to raise additional funds if we believe market conditions are favorable. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor financial market conditions, including the related impact on credit availability and capital markets.

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

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. Consolidated Pro Forma EBITDA equals Adjusted EBITDA as calculated within the Consolidated Results of Operations section plus certain predefined add-backs, which include up to $5,000 for one-time integration expenses incurred in the twelve-month period following the closing date of the Arcadia acquisition. The maximum leverage ratio permitted by our credit facility is 3.5 to 1.0 through the quarter ended March 31, 2022, 3.25 to 1.0 from the quarter ended June 30, 2022 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter. The actual leverage ratio as of March 31, 2022, calculated in accordance with the credit facility, as amended, was 2.9 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to the preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes to the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2022 was 1.6 to 1.0.

As of March 31, 2022, U.S. dollar revolving loans of zero and borrowings of $146,250 on the Term Loan were outstanding under our credit facility and our available borrowing capacity was $50,000.

We also maintain a line of credit with a German bank for our NobelClad and DynaEnergetics operations in Europe. This line of credit provides a borrowing capacity of €7,000.

Other contractual obligations and commitments

Our debt balance decreased to $143,710 at March 31, 2022 from $147,425 at December 31, 2021. Our other contractual obligations and commitments have not materially changed since December 31, 2021.

Cash flows (used in) provided by operating activities

Net cash used in operating activities was $4,584 for the three months ended March 31, 2022 compared with net cash provided by operating activities of $2,176 in the same period last year. The decrease primarily was due to an increased use of cash for working capital, which included higher inventory levels due to increased prices and lead times for several key raw materials at DynaEnergetics and Arcadia, and an expected increase in sales activity at DynaEnergetics in 2022. The increases in inventories were partially offset by higher accounts payable and contract liabilities.

Cash flows (used in) provided by investing activities

Net cash flows used in investing activities for the three months ended March 31, 2022 of $1,536 related to the acquisitions of property, plant and equipment. Net cash flows provided by investing activities for the three months ended March 31, 2021 were $3,715 and primarily related to the maturity of marketable securities of $4,799 partially offset by the acquisitions of property, plant and equipment.

Cash flows (used in) provided by financing activities

Net cash flows used in financing activities for the three months ended March 31, 2022 of $9,335 included a distribution to the redeemable noncontrolling interest holder of $4,400, a quarterly payment on our term loan of $3,750, and treasury stock purchases of $1,088. Net cash flows provided by financing activities for the three months ended March 31, 2021 of $11,077 included net proceeds from our ATM equity program of $25,262 partially offset by repayment in full of the Capex Facility of $11,750 and treasury stock purchases of $2,435.

Payment of Dividends

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

Critical Accounting Policies

Our critical accounting policies have not changed from those reported in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2021.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the first quarter of 2022, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2022	—	$—
February 1 to February 28, 2022	18,367	$33.07
March 1 to March 31, 2022	17,497	$27.46
Total	35,864	$30.33

(1) Share purchases in 2022 represent shares withheld to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of March 31, 2022, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (469,587) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (141,456) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2022, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	May 5, 2022	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)