Form 10-Q
period 2022-06-30
DMC Global Inc.
filed 2022-08-04
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Common Stock outstanding was 19,528,107 as of August 4, 2022.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding the resiliency of DynaEnergetics’ end markets and customer pricing, planned price increases at DynaEnergetics, DynaEnergetics’ ability to benefit from strengthening prices, projected growth in Arcadia’s core geographic regions and end markets, plans to install new finishing capacity and targets for such lines to be operational, our ability to access our at-the-market offerings or the capital markets in the future, the ability of DynaEnergetics to realize the anticipated benefits of its patent strategy and expected continuing litigation costs, expected material and labor cost trends, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2021 and such things as the following: impacts of COVID-19 and any related preventative or protective actions taken by governmental authorities and resulting economic impacts, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal and other raw material; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate Arcadia and future-acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; global economic conditions; and political and economic developments including political instability and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosure about Market Risk	42

Item 4	Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults Upon Senior Securities	44

Item 4	Mine Safety Disclosures	44

Item 5	Other Information	44

Item 6	Exhibits	44

	Signatures	45

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,819	$30,810
Accounts receivable, net of allowance for doubtful accounts of $2,801 and $2,773, respectively	92,998	71,932
Inventories	152,023	124,214
Prepaid expenses and other	11,888	12,240
Total current assets	268,728	239,196
Property, plant and equipment	198,920	191,022
Less - accumulated depreciation	(74,091)	(68,944)
Property, plant and equipment, net	124,829	122,078
Goodwill	135,464	141,266
Purchased intangible assets, net	229,365	255,576
Deferred tax assets	7,094	6,930
Other assets	98,075	99,366
Total assets	$863,555	$864,412

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,179	$40,276
Accrued expenses	9,818	13,585
Accrued income taxes	289	9
Accrued employee compensation and benefits	11,631	9,766
Contract liabilities	33,202	21,052
Current portion of long-term debt	15,000	15,000
Other current liabilities	6,291	6,126
Total current liabilities	121,410	105,814
Long-term debt	125,017	132,425
Deferred tax liabilities	2,019	2,202
Other long-term liabilities	62,858	66,250
Total liabilities	311,304	306,691
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	197,196	197,196
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,119,929 and 19,920,829 shares issued, respectively	1,006	996
Additional paid-in capital	298,905	294,515
Retained earnings	106,043	111,031
Other cumulative comprehensive loss	(30,329)	(26,538)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 597,758 and 570,415 shares, respectively	(20,570)	(19,479)
Total stockholders’ equity	355,055	360,525
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$863,555	$864,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales	$165,831	$65,438	$304,547	$121,096
Cost of products sold	113,732	48,467	215,542	91,212
Gross profit	52,099	16,971	89,005	29,884
Costs and expenses:
General and administrative expenses	18,816	8,471	36,534	16,400
Selling and distribution expenses	10,545	5,544	20,635	10,787
Amortization of purchased intangible assets	12,793	288	25,769	612
Restructuring expenses and asset impairments	13	—	45	127
Total costs and expenses	42,167	14,303	82,983	27,926
Operating income	9,932	2,668	6,022	1,958
Other income (expense):
Other income (expense), net	54	108	(155)	502
Interest expense, net	(1,263)	(81)	(2,287)	(216)
Income before income taxes	8,723	2,695	3,580	2,244
Income tax provision	2,264	971	1,401	88
Net income	$6,459	$1,724	$2,179	$2,156
Less: Net income (loss) attributable to redeemable noncontrolling interest	907	—	(85)	—
Net income attributable to DMC Global Inc. stockholders	$5,552	$1,724	$2,264	$2,156

Net income (loss) per share attributable to DMC Global Inc. stockholders:
Basic	$0.20	$0.10	$(0.26)	$0.13
Diluted	$0.20	$0.10	$(0.26)	$0.13
Weighted average shares outstanding:
Basic	19,374,714	17,554,809	19,338,049	16,495,685
Diluted	19,374,736	17,568,444	19,338,049	16,507,500

Reconciliation to net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income attributable to DMC Global Inc. stockholders	$5,552	$1,724	$2,264	$2,156
Adjustment of redeemable noncontrolling interest	(1,535)	—	(7,252)	—
Net income (loss) attributable to DMC Global Inc. common stockholders after adjustment of redeemable noncontrolling interest	$4,017	$1,724	$(4,988)	$2,156

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income	$6,459	$1,724	$2,179	$2,156

Change in cumulative foreign currency translation adjustment	(2,587)	473	(3,791)	(1,494)
Other comprehensive income (loss)	$3,872	$2,197	$(1,612)	$662

Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	907	—	(85)	—

Comprehensive income (loss) attributable to DMC Global Inc. stockholders	$2,965	$2,197	$(1,527)	$662

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, March 31, 2022	20,084,272	$1,004	$296,774	$102,026	$(27,742)	(587,188)	$(20,567)	$351,495	$197,196
Net income	—	—	—	5,552	—	—	—	5,552	907
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,587)	—	—	(2,587)	—
Shares issued in connection with stock compensation plans	35,657	2	(2)	—	—	—	—	—	—
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	(1,535)	—	—	—	(1,535)	1,535
Stock-based compensation	—	—	2,133	—	—	—	—	2,133	158
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,600)
Treasury stock activity	—	—	—	—	—	(10,570)	(3)	(3)	—
Balances, June 30, 2022	20,119,929	$1,006	$298,905	$106,043	$(30,329)	(597,758)	$(20,570)	$355,055	$197,196

					Other	Treasury Stock, at cost, and		Total
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balances, March 31, 2021	16,399,813	$820	$144,094	$116,089	$(24,929)	(566,343)	$(17,644)	$218,430
Net income	—	—	—	1,724	—	—	—	1,724
Change in cumulative foreign currency translation adjustment	—	—	—	—	473	—	—	473
Shares issued in connection with equity offering	2,875,000	144	123,317	—	—	—	—	123,461
Shares issued in connection with stock compensation plans	19,932	1	252	—	—	—	—	253
Stock-based compensation	—	—	1,712		—	—	—	1,712
Treasury stock activity	—	—	—	—	—	(3,394)	(16)	(16)
Balances, June 30, 2021	19,294,745	$965	$269,375	$117,813	$(24,456)	(569,737)	$(17,660)	$346,037

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	$(19,479)	$360,525	$197,196
Net income (loss)	—	—	—	2,264	—	—	—	2,264	(85)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,791)	—	—	(3,791)	—
Shares issued in connection with stock compensation plans	199,100	10	(10)	—	—	—	—	—	—
Escrow adjustment related to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(427)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	(7,252)	—	—	—	(7,252)	7,252
Stock-based compensation	—	—	4,400	—	—	—	—	4,400	260
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(7,000)
Treasury stock activity	—	—	—	—	—	(27,343)	(1,091)	(1,091)	—
Balances, June 30, 2022	20,119,929	$1,006	$298,905	$106,043	$(30,329)	(597,758)	$(20,570)	$355,055	$197,196

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	(13,964)	$196,914
Net income	—	—	—	2,156	—	—	—	2,156
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,494)	—	—	(1,494)
Shares issued in connection with equity offering	2,875,000	144	123,317	—	—	—	—	123,461
Shares issued in connection with at-the-market offering program	397,820	20	25,242	—	—	—	—	25,262
Shares issued in connection with stock compensation plans	104,366	5	248	—	—	—	—	253
Stock-based compensation	—	—	3,181		—	—	—	3,181
Treasury stock activity	—	—	—	—	—	(41,463)	(3,696)	(3,696)
Balances, June 30, 2021	19,294,745	$965	$269,375	$117,813	$(24,456)	(569,737)	$(17,660)	$346,037

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$2,179	$2,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,037	5,530
Amortization of purchased intangible assets	25,769	612
Amortization of deferred debt issuance costs	267	112
Amortization of acquisition-related inventory valuation step-up	430	—
Stock-based compensation	4,649	3,335
Deferred income taxes	(164)	(2,616)
Other	45	(283)
Restructuring expenses and asset impairments	45	127
Change in:
Accounts receivable, net	(22,250)	(11,985)
Inventories	(29,814)	(10,477)
Prepaid expenses and other	1,161	(9,076)
Accounts payable	4,955	7,476
Contract liabilities	12,389	5,345
Accrued expenses and other liabilities	(4,162)	3,723
Net cash provided by (used in) operating activities	2,536	(6,021)

Cash flows used in investing activities:
Proceeds from escrow related to acquisition of business	640	—
Investment in marketable securities	—	(123,984)
Proceeds from maturities of marketable securities	—	4,799
Acquisition of property, plant and equipment	(6,319)	(3,252)
Proceeds on sale of property, plant and equipment	—	1,004
Net cash used in investing activities	(5,679)	(121,433)

Cash flows (used in) provided by financing activities:
Repayments on term loan	(7,500)	—
Repayments on capital expenditure facility	—	(11,750)
Payments of debt issuance costs	(176)	—
Distributions to redeemable noncontrolling interest holder	(7,000)	—
Net proceeds from issuance of common stock through equity offering	—	123,461
Net proceeds from issuance of common stock through at-the-market offering program	—	25,262
Net proceeds from issuance of common stock to employees and directors	—	253
Treasury stock purchases	(1,094)	(2,451)
Net cash (used in) provided by financing activities	(15,770)	134,775

Effects of exchange rates on cash	(78)	855

Net (decrease) increase in cash and cash equivalents	(18,991)	8,176
Cash and cash equivalents, beginning of the period	30,810	28,187
Cash and cash equivalents, end of the period	$11,819	$36,363

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

During the three and six months ended June 30, 2022, our expected loss rate reflects uncertainties in market conditions that could impact our businesses, including COVID-19 related considerations, supply chain disruptions, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. During the three and six months ended June 30, 2022, provisions of $148 and $128, respectively, were recorded. Provisions recorded do not reflect $975 of previous net sales that were reversed during the second quarter due to returned inventory from a current customer that operates in Ukraine. The value of the returned inventory that is available for immediate sale is $420.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2021	$—	$2,758	$15	$2,773
Current period provision for expected credit losses	$88	87	—	175
Write-offs charged against the allowance		(97)	—	(97)
Recoveries of amounts previously reserved	$—	(47)	—	(47)
Impacts of foreign currency exchange rates and other	$—	(3)	—	(3)
Allowance for doubtful accounts, June 30, 2022	$88	$2,698	$15	$2,801

During 2021, the Company entered into a note receivable with terms of repayment over five years, collateralized by certain fixed assets. The note, with an outstanding current balance of $1,356 as of June 30, 2022 recorded within “Prepaid expenses and other” and an outstanding long-term balance of $8,811 as of June 30, 2022 recorded within “Other Assets”, is considered an arrangement with a variable interest entity for which the Company is not the primary beneficiary and has concluded does not require consolidation.

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

Our rights to payments for goods transferred to customers within our DynaEnergetics and NobelClad business segments arise when control is transferred at a point in time and not on any other criteria. Our rights to payments for goods transferred to customers within our Arcadia business segment also generally arise when control is transferred at a point in time; however, at times, control of certain customized, project-based products passes to the customer over time. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days across all of our segments. In instances when we require customers to make advance payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 6 "Contract Liabilities" for further information on contract liabilities and Note 10 "Business Segments" for disaggregated revenue disclosures.

See additional revenue recognition policy disclosures specific to the DynaEnergetics and NobelClad business segments within our Annual Report filed on Form 10-K for the year ended December 31, 2021.

Arcadia

Customers agree to terms and conditions at the time of initiating an order. A significant portion of transactions contain standard architectural building materials that are not made-to-order, which include storefronts and entrances, windows, curtain walls, doors and interior partitions. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

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

At times, Arcadia will also contract with customers to supply customized architectural building materials based on design specifications, measurements, finishes, framing materials, and other options selected by the customer at the time an order is initiated. For these contracts, Arcadia has an enforceable right to payment from its customers at the time an order is received and accepted for all manufacturing efforts expended on behalf of its customers. Due to the customized nature of these products, the Company has concluded that the substantial portion of the related goods produced have no alternative use, and therefore control of these products passes to the customer over time. We have concluded that recognizing revenue utilizing an over-time output method based upon units delivered reasonably depicts the fulfillment of our performance obligations under our contracts and the value received by the customer based upon our performance to date. This conclusion is further supported by the frequency of shipments in fulfilling these contracts. We have elected not to disclose our unsatisfied performance obligations as of June 30, 2022 under the short-term contract exemption as we expect such performance obligations will be satisfied within the next 12 months following the end of the reporting period.

Billings for customized architectural building materials occur at times upon delivery, but also can occur via pre-established billing schedules agreed upon at the commencement of the contract. Therefore, we frequently generate contract liabilities in instances when we have billed the customer in excess of revenue recognized for units delivered.

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

Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest by the weighted average number of common shares outstanding during the period. Refer to Note 3 "Business Combination" for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest to redemption value as of the end of the period presented. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net income attributable to DMC Global Inc. stockholders, as reported	$5,552	$1,724	2,264	2,156
Less: Adjustment of redeemable noncontrolling interest	(1,535)	—	(7,252)	—
Less: Undistributed net income available to participating securities	(60)	(17)	—	(21)
Numerator for basic net income (loss) per share:	3,957	1,707	(4,988)	2,135
Add: Undistributed net income allocated to participating securities	60	17	—	21
Less: Undistributed net income reallocated to participating securities	(60)	(17)	—	(21)
Numerator for diluted net income (loss) per share:	3,957	1,707	(4,988)	2,135
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	19,374,714	17,554,809	19,338,049	16,495,685
Effect of dilutive securities (1)	22	13,635	—	11,815
Weighted average shares outstanding for diluted net income (loss) per share	19,374,736	17,568,444	19,338,049	16,507,500
Net income (loss) per share attributable to DMC Global Inc. stockholders
Basic	$0.20	$0.10	$(0.26)	$0.13
Diluted	$0.20	$0.10	$(0.26)	$0.13

(1) For the three and six months ended June 30, 2022, 100,855 and 99,217 shares, respectively, have been excluded as their effect would have been anti-dilutive.

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

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested restricted stock awards (“RSAs”), vested company stock awards, company-owned life insurance (“COLI”) on certain employees, and money market and mutual funds. Unvested RSAs and common stock held by the trust are reflected in the Condensed Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” and are recorded at par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value.

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

The balances related to the deferred compensation plan were as follows:

	Balance Sheet location	June 30, 2022	December 31, 2021
Deferred compensation assets	Other assets	$13,299	$13,812
Deferred compensation obligations	Other long-term liabilities	$14,953	$15,944

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $9,280 as of June 30, 2022 and $9,083 as of December 31, 2021 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of June 30, 2022 or December 31, 2021. However, the fair value measurements of certain assets and liabilities acquired as part of the Arcadia acquisition were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy.

Recent Accounting Pronouncements

    The Company reviews recent accounting pronouncements on a quarterly basis. We have considered all recent accounting pronouncements issued, but not yet effective, and we do not expect any to have a material effect on the Company’s condensed consolidated financial statements.

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

The following table sets forth the preliminary components of the fair value of the total consideration transferred and preliminary purchase price allocation of the net assets acquired at the date of acquisition, along with the measurement period adjustments that occurred during the six months ended June 30, 2022. The assets acquired and liabilities assumed exclude Arcadia's right-of-use asset and lease liabilities, respectively, as they have an immaterial impact on the total net assets acquired. Refer to Note 7 “Leases” for additional discussion of lease accounting. The total consideration transferred is still subject to potential adjustment, primarily as it pertains to an expected payment in the third quarter of 2022 to the prior shareholders of Arcadia to compensate them for certain tax impacts of the transaction, as structured. In addition, the preliminary purchase price allocation related to the assets acquired and liabilities assumed may be adjusted as a result of the finalization of our procedures, including the valuation of certain long-lived assets, as well as to reflect the aforementioned payment to the prior shareholders.

	Preliminary	Measurement Period Adjustments	Preliminary
	December 23, 2021		June 30, 2022
Cash, including cash acquired(1)	$268,654	$(640)	$268,014
Equity(2)	21,716	—	21,716
Total fair value of consideration transferred	290,370	(640)	289,730

Assets acquired:
Cash and cash equivalents	$7,654	$—	$7,654
Accounts receivable	31,456	—	31,456
Inventories	60,503	—	60,503
Prepaid expenses and other	2,438	—	2,438
Property, plant and equipment(3)	17,323	4,770	22,093
Goodwill(4)	141,266	(5,802)	135,464
Intangible assets(5)	254,500	—	254,500
Other long-term assets	122	(35)	87
Total assets acquired	515,262	(1,067)	514,195
Liabilities assumed:
Accounts payable	8,792	—	8,792
Other current liabilities	22,520	—	22,520
Total liabilities assumed	31,312	—	31,312
Redeemable noncontrolling interest(6)	193,580	(427)	193,153
Total assets acquired and liabilities assumed	$290,370	$(640)	$289,730

(1) Cash sources of funding included $150,000 in new term loan debt and $118,654 of cash and marketable securities on hand. During the quarter ended March 31, 2022, working capital estimates at the time of acquisition were finalized. In April 2022, $640 was returned to the Company from the funds previously placed into escrow.

(2) Equity consideration included 551,458 shares of DMC common stock.

(3) Property, plant and equipment primarily consists of the following:

Land	$1,500
Buildings and improvements	6,451
Manufacturing equipment and tooling	12,634
Furniture, fixtures, and computer equipment	211
Other	1,297
Total property, plant and equipment	$22,093

The useful lives of property, plant and equipment are consistent with the Company's accounting policies.

(4) Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible goodwill is estimated to be $82,949.

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

The Company initially accounted for the noncontrolling interest at its acquisition date fair value. We determined that both the Call Option and Put Option do not meet the definition of a derivative under ASC 815 Derivatives and Hedging as the Operating Agreement does not allow for contractual net settlement, the options cannot be settled outside the Operating Agreement through a market mechanism, and the underlying shares are deemed illiquid as they are not publicly traded and thus not considered readily convertible to cash. Additionally, the settlement price for both options is based upon a predefined calculation tied to adjusted earnings rather than a fixed price, and the formula is based upon a multiple of Arcadia’s average adjusted earnings for the preceding two fiscal years and its projected adjusted earnings for the then-current fiscal year. As such, we have concluded that the Call Option and Put Option are embedded within the noncontrolling interest and therefore do not represent freestanding instruments.

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

At each balance sheet date subsequent to acquisition, the carrying value of the redeemable noncontrolling interest has been adjusted to its estimated redemption value as if redemption were to occur at the balance sheet date. This immediate adjustment is charged directly to retained earnings and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of June 30, 2022, the Company’s estimated redemption value of the redeemable noncontrolling interest has not changed in comparison to our estimate at December 31, 2021 of $197,196 given no change in our forecast of adjusted earnings for calendar year 2022. However, during the three and six months ended June 30, 2022, the Company recorded an adjustment of the redeemable noncontrolling interest’s carrying value to its estimated redemption value of $1,535 and $7,252, respectively, after ascribing net income or loss and cash distributions attributable to the redeemable noncontrolling interest in accordance with ASC 480.

Promissory Note

In order to equalize after-tax consideration to the redeemable noncontrolling interest holder relative to an alternative transaction structure, immediately following the closing of the acquisition, the Company loaned approximately $24,902 to the redeemable noncontrolling interest holder. The loan was evidenced by an unsecured promissory note, and the loan will be repaid out of proceeds from the sale of the redeemable noncontrolling interest holder’s interests in Arcadia, whether received upon exercise of the Put Option, the Call Option or upon sales to third parties permitted under the terms of the Operating Agreement. The loan must be repaid in full by December 16, 2051 and has been recorded within “Other Assets” in the Condensed Consolidated Balance Sheets.

Unaudited Pro Forma Financial Information

Pro forma financial information is presented for informational purposes and is not intended to represent or be indicative of the actual results of operations of the combined business that would have been reported had the acquisition of Arcadia been completed at an earlier date, nor is it representative of future operating results of the Company.

ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments to be prepared and presented. For the three and six months ended June 30, 2021, operating results have been adjusted to reflect (a) fair value adjustments related to incremental intangible asset amortization, (b) interest expense with the higher principal and interest rates associated with the Company's new term loan debt incurred to finance, in part, the acquisition of Arcadia, (c) the effects of integration costs on the results of Arcadia's operations, and (d) the effects of the adjustments on income taxes.

The following unaudited pro forma combined financial information presents combined results of the Company and Arcadia. Arcadia’s operating results have been included in the Company’s operating results for the three and six months ended June 30, 2022.

	Three months ended June 30, 2021		Six months ended June 30, 2021
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$65,438	$126,576	$121,096	$239,475
Net income attributable to DMC Global Inc. stockholders	$1,724	$6,090	$2,156	$10,443

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

Inventories consisted of the following at June 30, 2022:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$14,601	$14,739	$9,510	$38,850
Work-in-process	8,040	22,788	9,095	39,923
Finished goods	55,175	17,620	208	73,003
Supplies	—	—	247	247
Total inventories	$77,816	$55,147	$19,060	$152,023

Inventories consisted of the following at December 31, 2021:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$12,168	$15,209	$7,655	$35,032
Work-in-process	3,987	13,672	10,257	27,916
Finished goods	44,348	14,998	1,651	60,997
Supplies	—	—	269	269
Total inventories	$60,503	$43,879	$19,832	$124,214

5.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of June 30, 2022:

	Gross	Accumulated Amortization	Net
Core technology	$14,059	$(13,438)	$621
Customer relationships	244,692	(40,255)	204,437
Customer backlog	21,500	(18,429)	3,071
Trademarks / Trade names	23,874	(2,638)	21,236
Total intangible assets	$304,125	$(74,760)	$229,365

Our purchased intangible assets consisted of the following as of December 31, 2021:

	Gross	Accumulated Amortization	Net
Core technology	$15,647	$(14,209)	$1,438
Customer relationships	246,718	(36,047)	210,671
Customer backlog	21,500	—	21,500
Trademarks / Trade names	24,037	(2,070)	21,967
Total intangible assets	$307,902	$(52,326)	$255,576

The change in the gross value of our purchased intangible assets at June 30, 2022 from December 31, 2021 was primarily due to foreign currency translation and an adjustment due to recognition of tax benefit of tax amortization previously applied to certain goodwill related to the DynaEnergetics and NobelClad reporting units. After the goodwill associated with each reporting unit was impaired at December 31, 2015 and September 30, 2017, respectively, the tax amortization reduces other intangible assets related to the historical acquisition.

6.      CONTRACT LIABILITIES

At times, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	June 30, 2022	December 31, 2021
Arcadia	$26,933	$14,697
NobelClad	6,016	5,881
DynaEnergetics	253	474
Total contract liabilities	$33,202	$21,052

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	June 30, 2022	December 31, 2021
ROU asset	$50,030	$52,219

Current lease liability	6,291	6,126
Long-term lease liability	44,749	47,000
Total lease liability	$51,040	$53,126

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

Arcadia leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and the President of Arcadia. There were eight related party leases in effect as of June 30, 2022, with expiration dates ranging from calendar years 2023 to 2031. As of June 30, 2022, the total ROU asset and related lease liability recognized for related party leases was $30,598 and $30,854, respectively. The Company believes that the lease terms for these properties are fair and reasonable to the Company and on terms comparable to those reasonably expected to be agreed to with independent third parties for similar types of property. For the three months ended June 30, 2022 and 2021, operating lease expense was $2,774 and $1,039, respectively. For the six months ended June 30, 2022 and 2021, operating lease expense was $5,541 and $2,010, respectively. Related party lease expense for the three and six months ended June 30, 2022 was $1,156 and $2,313, respectively, which is included in overall operating lease expense. There was no related party lease expense recorded through June 30, 2021. Short term and variable lease costs were not material for the three and six months ended June 30, 2022 and 2021.

8.      DEBT

As of June 30, 2022 and December 31, 2021, outstanding borrowings consisted of the following:

	June 30, 2022	December 31, 2021
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Term loan	142,500	150,000
Commerzbank line of credit	—	—
Outstanding borrowings	142,500	150,000
Less: debt issuance costs	(2,483)	(2,575)
Total debt	140,017	147,425
Less: current portion of long-term debt	(15,000)	(15,000)
Long-term debt	$125,017	$132,425

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

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.25 to 1.0 from the quarter ended June 30, 2022 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter.

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

As of June 30, 2022, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure advance payments made by them. As of June 30, 2022 and December 31, 2021, we had no outstanding borrowings under this line of credit and bank guarantees of €2,694 and €2,997 were secured by the line of credit, respectively. The line of credit has open-ended terms and can be canceled by the bank at any time.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three and six months ended June 30, 2022 and June 30, 2021, we did not record any adjustments to previously established valuation allowances, except for adjustments related to the changes in balances of the related deferred tax assets. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such adjustments.

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
Segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Net sales:
Arcadia	$76,462	$—	$144,430	$—
DynaEnergetics	67,517	42,268	116,404	80,440
NobelClad	21,852	23,170	43,713	40,656
Net sales	$165,831	$65,438	$304,547	$121,096

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Income (loss) before income taxes:
Arcadia	$2,222	$—	$(221)	$—
DynaEnergetics	11,309	3,201	14,607	4,720
NobelClad	2,480	3,371	3,185	4,976
Segment operating income	16,011	6,572	17,571	9,696

Unallocated corporate expenses	(4,183)	(2,177)	(7,551)	(4,403)
Unallocated stock-based compensation*	(1,896)	(1,727)	(3,998)	(3,335)
Other income (expense), net	54	108	(155)	502
Interest expense, net	(1,263)	(81)	(2,287)	(216)
Income before income taxes	$8,723	$2,695	$3,580	$2,244

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Depreciation and amortization:
Arcadia	$13,503	$—	$26,852	$—
DynaEnergetics	1,967	2,083	3,951	4,083
NobelClad	911	945	1,826	1,884
Segment depreciation and amortization	16,381	3,028	32,629	5,967
Corporate and other	90	92	177	175
Consolidated depreciation and amortization	$16,471	$3,120	$32,806	$6,142

* Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows. For Arcadia, net sales have been presented consistent with regional definitions as provided by the American Institute of Architects.

Arcadia

	Three months ended	Six months ended
	June 30, 2022	June 30, 2022
West	$56,803	$113,007
South	9,384	15,223
Northeast	5,705	8,922
Midwest	4,570	7,278
Total Arcadia	$76,462	$144,430

DynaEnergetics

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$51,555	$32,032	$90,298	$59,863
Canada	5,363	2,804	10,112	6,506
India	3,781	268	4,010	661
Egypt	1,464	674	2,468	1,727
Oman	1,063	671	1,991	1,452
Rest of the world	4,291	5,819	7,525	10,231
Total DynaEnergetics	$67,517	$42,268	$116,404	$80,440

NobelClad

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
United States	$10,779	$11,068	$19,935	$19,415
Canada	2,354	1,707	3,791	2,731
Saudi Arabia	2,035	58	2,043	69
France	802	570	1,153	1,239
United Arab Emirates	704	437	1,702	1,101
Netherlands	616	530	1,107	1,121
Germany	573	569	1,160	959
South Korea	567	212	838	1,098
Sweden	408	125	1,083	182
Norway	345	209	579	492
China	9	2,645	2,367	2,883
India	—	423	2,265	1,072
Russia*	—	1,046	191	2,067
Rest of the world	2,660	3,571	5,499	6,227
Total NobelClad	$21,852	$23,170	$43,713	$40,656

*Future sales to Russia have been indefinitely suspended due to the ongoing conflict in Ukraine.

During the three and six months ended June 30, 2022 and 2021, no single customer accounted for greater than 10% of consolidated net sales. As of June 30, 2022 and December 31, 2021, no single customer accounted for greater than 10% of consolidated accounts receivable.

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

As of June 30, 2022 and December 31, 2021, the net notional amount of the forward currency contracts the Company held were $433 and $13,032, respectively. At June 30, 2022 and December 31, 2021, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net (losses) income from hedging activities:

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2022	2021	2022	2021
Foreign currency contracts	Other income (expense), net	$(25)	$12	$(152)	$67

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

Association of Apartment Owners of Poipu Point v. Arcadia, Inc., et. al.

At the closing of the Arcadia acquisition, Arcadia was a defendant in a products liability matter brought by the Association of Apartment Owners of Poipu Point relating to Arcadia products sold to a project in Hawaii. This matter relates to a product liability claim brought against Arcadia and others alleging that Arcadia windows and sliding glass doors have suffered significant deterioration and corrosion in ocean facing applications at a timeshare project at Poipu Point in Kauai, Hawaii. On January 22, 2022, the parties entered into a settlement agreement related to the case, which provided for the resolution of the case involving Arcadia in exchange for the payment of $4,300 by Arcadia. This amount was included within liabilities assumed at the date of acquisition. The settlement agreement was approved by the court on April 14, 2022, and the settlement amount was paid during the three months ended June 30, 2022. Approximately $1,000 of the settlement amount was paid by Arcadia’s insurance carriers. This amount was included within assets acquired at the date of acquisition. The remaining $3,300 was funded by Arcadia. DMC obtained a purchase price reduction under the Equity Purchase Agreement for its share of the $3,300 relating to this matter.

Wage and Hour Matters

Felipe v. Arcadia, Inc. and One Stop Employment Services, Inc. (“One Stop”). This complaint was filed on October 22, 2021 in Los Angeles Superior Court and purports to allege a class action on behalf of all non-exempt California employees who worked on behalf of One Stop or Arcadia at any time during the four years preceding the date of the complaint. One Stop is a staffing agency which provides temporary workers, including to Arcadia. The complaint states claims under California’s labor laws and under its general Unfair Business Practices Act, California Business & Professions Code section 17200. The plaintiff then filed a separate action under California’s Private Attorneys General Act (“PAGA”) alleging essentially the same wage and hour violations. The parties agreed to stay all claims in both actions pending the U.S. Supreme Court’s decision in Viking River Cruises, Inc. versus Moriana, which relates to the ability of plaintiffs to bring representative claims where a binding arbitration agreement exists. The Viking River case was decided on June 15, 2022. The court has ordered a hearing on August 24, 2022 to determine how to apply Viking River to this case.

Mayorga v. Arcadia, Inc. This complaint was filed on November 15, 2021 in Los Angeles Superior Court. It purports to allege a class action on behalf of all of the Company’s non-exempt California employees who worked at the Company within four years before the date the complaint was filed. It asserts claims substantially similar to those asserted in the Felipe case but does not include One Stop as a defendant. The plaintiff has amended his complaint to delete class action claims and any individual non-PAGA claims. Accordingly, Plaintiff’s complaint is now limited to PAGA collective action claims. As in Felipe, Plaintiff had agreed to stay those PAGA claims pending the U.S. Supreme Court’s decision in Viking River Cruises, Inc. versus Moriana. Plaintiff has however commenced arbitration on a solely individual basis of his wage and hour claims. The arbitral body has appointed an arbitrator to adjudicate those claims and a hearing has been set on the arbitration in June 2023. The Mayorga case has now been combined with the Felipe cases, and the hearing on August 24, 2022 will consider application of Viking River to both cases.

Arcadia intends to vigorously defend against the Felipe and Mayorga actions. Due to the nature of these matters and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any. Further, under the Equity Purchase Agreement, certain amounts have been placed in escrow pending resolution of these matters.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our clad metal products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $46,786 at June 30, 2022 from $41,181 at December 31, 2021.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

Employee Retention Credit

In the first quarter of 2021, under provisions of legislation enacted in December 2020 the Company became eligible for the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). As a result of the new legislation, the Company was able to claim a refundable tax credit equal to 70% of the qualified wages it paid to employees for portions of calendar year 2021. The ERC favorably impacted the financial statement results of the Company for the three and six months ended June 30, 2021, as described further in the “Consolidated Results of Operations” section below. The ERC had no impact on the financial statement results of the Company for the three and six months ended June 30, 2022.

Factors Affecting Results

•Consolidated sales were $165,831 in the second quarter of 2022. Excluding the Arcadia acquisition, second quarter sales were $89,369, an increase of 37% versus the second quarter of 2021. The improved performance primarily was driven by high energy prices and a growing reliance on North American oil and gas, which has led to increased drilling and well completion activity in North America and increased sales at DynaEnergetics.

•Arcadia reported sales of $76,462 in the second quarter of 2022, representing a sequential increase of 12%. The increase was largely attributable to higher customer pricing in response to higher base aluminum metal prices and increases in other input costs.

•DynaEnergetics sales of $67,517 in the second quarter of 2022 increased 60% compared with the second quarter of 2021 due to improved oil and gas demand, which led to higher North American drilling and well completions, and increased demand and improved pricing for DynaEnergetics’ DS perforating systems. DynaEnergetics’ international sales also improved, increasing 42% compared with the second quarter of 2021.

•NobelClad sales of $21,852 in the second quarter of 2022 decreased 6% compared with the second quarter of 2021 reflecting decreased shipments out of backlog. NobelClad sales in 2022 were also negatively impacted by the weakening of the Euro compared to the United States Dollar.

•Consolidated gross profit was 31% in the second quarter of 2022 versus 26% in the second quarter of 2021. The improvement compared to prior year primarily was due to the acquisition of Arcadia, which had a higher gross profit percentage than DMC’s other business units. The impact of higher sales volume on fixed manufacturing overhead expenses and increases in the average selling price of DS perforating systems at DynaEnergetics also contributed to the improved performance. These favorable impacts were partially offset by higher material and other input costs at each business segment. Additionally, the 2021 second quarter gross profit was favorably impacted by the receipt of $1,488 ERC under the CARES Act.

•Consolidated selling, general and administrative expenses were $29,361 in the second quarter of 2022 compared with $14,015 in the second quarter of 2021. Arcadia’s incremental selling, general and administrative expenses were $11,372 in the second quarter of 2022. The year-over-year increase also was attributable to higher salaries, benefits, and other-payroll related costs including variable incentive compensation, litigation expenses related to patent enforcement actions against companies that we believe infringe on DynaEnergetics’ patents, and stock-based compensation expense. Additionally, SG&A in the second quarter of 2021 included receipt of $765 of ERC under the CARES Act.

•Cash of $11,819 at June 30, 2022 decreased $18,991 from $30,810 at December 31, 2021. The decrease in cash primarily related to principal and interest payments on the Company’s credit facility and funding working capital at DynaEnergetics and Arcadia. Both businesses increased their investments in inventory due to rising raw material prices, longer-lead times and expected sales volume growth.
Outlook

We remain in a period of rising raw material and other input costs as well as continued supply chain disruptions and challenges. Each of our businesses has been and may continue to be impacted by rising raw material prices (particularly aluminum at Arcadia and steel at DynaEnergetics), increasing wages, the availability of labor, and supply chain disruptions such as increased lead times related to raw materials.

In North America, crude prices and well completion activity increased in the second quarter of 2022 which positively impacted DynaEnergetics’ end customers’ activity levels. These conditions led to a significant increase in unit sales of DynaEnergetics’ fully integrated and factory-assembled DS perforating systems.

We believe well completion activity and customer pricing will be resilient. DynaEnergetics has instituted price increases in the fourth quarter of 2021 and first half of 2022 to offset higher labor and material costs and the expiration of the previously enacted CARES Act. DynaEnergetics is planning on additional price increases in the second half of 2022 as it seeks to return margins to levels that reflect the inherent value of its products. We believe DynaEnergetics is among the first to benefit from strengthening prices, as it offers a highly differentiated product line. Factory-assembled DS perforating systems are delivered just in time to the wellsite, eliminating assembly operations and requiring fewer people on location.

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

Arcadia services both commercial building and high-end residential markets. Arcadia’s current geographic regions of focus include the western and southwestern regions of the United States. The building products industry is forecasting both short-term and long-term growth, particularly in Arcadia’s core geographic regions and end markets served. We are working to design and install new finishing capacity to increase manufacturing throughput. We expect the additional finishing capacity will be operational next year. The design and implementation of a new enterprise resource planning system is underway and will improve operating efficiencies and enhance the buying experience for Arcadia’s commercial and residential customers.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) measure that we believe provides an important indicator of our ongoing operating performance and that we use in operational and financial decision-making. We define EBITDA as net income or loss plus or minus net interest, taxes, depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation, restructuring expenses and asset impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance (as further described in the tables below). Adjusted EBITDA attributable to DMC Global Inc. excludes the adjusted EBITDA attributable to the 40% redeemable noncontrolling interest in Arcadia. For our business segments, Adjusted EBITDA is defined as operating income (loss) plus depreciation, amortization, allocated stock-based compensation, restructuring expenses and asset impairment charges and, when appropriate, other items that management does not utilize in assessing operating performance. As a result, internal management reports used during monthly operating reviews feature Adjusted EBITDA and certain management incentive awards are based, in part, on the amount of Adjusted EBITDA achieved during the year.

Adjusted net income (loss) is defined as net income (loss) attributable to DMC Global Inc. stockholders plus restructuring expenses and asset impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance. Adjusted diluted earnings per share is defined as diluted earnings per share attributable to DMC Global Inc. stockholders (exclusive of adjustment of redeemable noncontrolling interest) plus restructuring expenses and asset impairment charges and, when appropriate, other items that management does not utilize in assessing DMC’s operating performance.

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

Consolidated Results of Operations

Three months ended June 30, 2022 compared with three months ended June 30, 2021

	Three months ended June 30,
	2022	2021	$ change	% change
Net sales	$165,831	$65,438	$100,393	153%
Gross profit	52,099	16,971	35,128	207%
Gross profit percentage	31.4%	25.9%
COSTS AND EXPENSES:
General and administrative expenses	18,816	8,471	10,345	122%
% of net sales	11.3%	12.9%
Selling and distribution expenses	10,545	5,544	5,001	90%
% of net sales	6.4%	8.5%
Amortization of purchased intangible assets	12,793	288	12,505	4,342%
% of net sales	7.7%	0.4%
Restructuring expenses and asset impairments	13	—	13	n/a
Operating income	9,932	2,668	7,264	272%
Other income, net	54	108	(54)	(50%)
Interest expense, net	(1,263)	(81)	(1,182)	(1,459%)
Income before income taxes	8,723	2,695	6,028	224%
Income tax provision	2,264	971	1,293	133%
Net income	6,459	1,724	4,735	275%
Net income (loss) attributable to redeemable noncontrolling interest	907	—	907	n/a
Net income attributable to DMC Global Inc.	5,552	1,724	3,828	222%
Adjusted EBITDA attributable to DMC Global Inc.	$22,362	$7,515	$14,847	198%

Net sales were $165,831. Excluding the Arcadia acquisition, net sales were $89,369 for the three months ended June 30, 2022, or an increase of 37% compared with the same period in 2021 primarily due to increased drilling and well completion activity in North America and a corresponding increase in unit sales and average selling prices of DynaEnergetics’ DS perforating systems.

Gross profit percentage was 31.4%. Excluding the Arcadia acquisition, gross profit percentage was 28.9% versus 25.9% in the same period in 2021. The improvement compared to the prior year primarily was due to higher sales volume on fixed manufacturing overhead expenses and increases in the average selling price of DS perforating systems at DynaEnergetics. These favorable impacts were partially offset by higher material and other input costs at each business segment. Additionally, the 2021 second quarter gross profit was favorably impacted by the receipt of $1,488 ERC under the CARES Act.

General and administrative expenses increased $10,345 for the three months ended June 30, 2022 compared with the same period in 2021. The Arcadia acquisition contributed $7,412 to the increase. The remainder of the increase primarily was due to higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $1,221, expiration of the 2021 ERC under the CARES Act by $344, higher outside services costs by $537, which was primarily related to patent infringement litigation in which DynaEnergetics is the plaintiff, and higher business-related travel by $477.

Selling and distribution expenses increased $5,001 for the three months ended June 30, 2022 compared with the same period in 2021. The Arcadia acquisition contributed $3,960 to the increase. The remainder of the increase primarily was due to higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $263, expiration of the 2021 ERC under the CARES Act by $421, and higher business-related travel by $128.

Operating income was $9,932 for the three months ended June 30, 2022 compared to $2,668 in the same period last year. Excluding the Arcadia acquisition, operating income was $7,710 due to the improved performance of DynaEnergetics.

Other income, net of $54 for the three months ended June 30, 2022 primarily related to net unrealized and realized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $1,263 for the three months ended June 30, 2022 increased compared with the same period in 2021 due to interest expense incurred on the $150,000 credit facility entered into in December 2021 in conjunction with the acquisition of Arcadia.

Income tax provision of $2,264 was recorded on income before income taxes of $8,723. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a favorable impact to the effective tax rate. The effective rate was impacted unfavorably by discrete stock-based compensation shortfalls of $71. We recorded an income tax provision of $971 on loss before income taxes of $2,695 for the three months ended June 30, 2021. The effective rate was impacted favorably by discrete stock-based compensation windfall benefits of $73. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S.

Net income attributable to DMC Global Inc for the three months ended June 30, 2022 was $5,552, or $0.20 per diluted share after the adjustment related to the redeemable noncontrolling interest, compared to net income of $1,724, or $0.10 per diluted share, for the same period in 2021.

Adjusted EBITDA for the three months ended June 30, 2022 increased compared with the same period in 2021 primarily due to the acquisition of Arcadia and improved performance of DynaEnergetics. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2022	2021
Net income	$6,459	$1,724
Interest expense, net	1,263	81
Income tax provision	2,264	971
Depreciation	3,678	2,832
Amortization of purchased intangible assets	12,793	288
EBITDA	26,457	5,896
Restructuring expenses and asset impairments	13	—
Amortization of acquisition-related inventory valuation step-up	172	—
Stock-based compensation	2,291	1,727
Other income, net	(54)	(108)
Adjusted EBITDA attributable to redeemable noncontrolling interest	(6,517)	—
Adjusted EBITDA attributable to DMC Global Inc.	$22,362	$7,515

Adjusted Net Income and Adjusted Diluted Earnings per Share for the three months ended June 30, 2022 increased compared with the same period in 2021 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended June 30, 2022
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$5,552	$0.29
Amortization of acquisition-related inventory valuation step-up, net of tax	79	—
NobelClad restructuring expenses and asset impairments, net of tax	9	—
As adjusted	$5,640	$0.29
(1) Calculated using diluted weighted average shares outstanding of 19,374,736

	Three months ended June 30, 2021
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$1,724	$0.10
As adjusted	$1,724	$0.10
(1) Calculated using diluted weighted average shares outstanding of 17,568,444

Six months ended June 30, 2022 compared with six months ended June 30, 2021

	Six months ended June 30,
	2022	2021	$ change	% change
Net sales	$304,547	$121,096	$183,451	151%
Gross profit	89,005	29,884	59,121	198%
Gross profit percentage	29.2%	24.7%
COSTS AND EXPENSES:
General and administrative expenses	36,534	16,400	20,134	123%
% of net sales	12.0%	13.5%
Selling and distribution expenses	20,635	10,787	9,848	91%
% of net sales	6.8%	8.9%
Amortization of purchased intangible assets	25,769	612	25,157	4,111%
% of net sales	8.5%	0.5%
Restructuring expenses and asset impairments	45	127	(82)	(65%)
Operating income	6,022	1,958	4,064	208%
Other (expense) income, net	(155)	502	(657)	(131%)
Interest expense, net	(2,287)	(216)	(2,071)	(959%)
Income before income taxes	3,580	2,244	1,336	60%
Income tax provision	1,401	88	1,313	1,492%
Net income	2,179	2,156	23	1%
Net (loss) income attributable to redeemable noncontrolling interest	(85)	—	(85)	n/a
Net income attributable to DMC Global Inc.	2,264	2,156	108	5%
Adjusted EBITDA attributable to DMC Global Inc.	$32,867	$11,562	$21,305	184%

Net sales were $304,547. Excluding the Arcadia acquisition, net sales were $160,117 for the six months ended June 30, 2022, an increase of 32% compared with the same period in 2021 primarily due to increased drilling and well completion activity in North America and a corresponding increase in unit sales of DynaEnergetics’ DS perforating systems.

Gross profit percentage was 29.2%. Excluding the Arcadia acquisition, gross profit percentage was 26.6% versus 24.7% in the same period in 2021. The improvement compared to prior year primarily was due to higher sales volume on fixed manufacturing overhead expenses and increases in the average selling price of DS perforating systems at DynaEnergetics. These increases were partially offset by less favorable project mix at NobelClad and higher material costs at DynaEnergetics. Additionally, 2021 gross profit was favorably impacted by the receipt of $2,334 ERC under the CARES Act.

General and administrative expenses increased $20,134 for the six months ended June 30, 2022 compared with the same period in 2021. The Arcadia acquisition contributed $13,555 to the increase. The remainder of the increase was due to higher outside services costs by $2,096, which was primarily related to patent infringement litigation in which DynaEnergetics is the plaintiff, higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $1,522, higher business-related travel by $1,677, and the expiration of the 2021 ERC under the CARES Act by $679.

Selling and distribution expenses increased $9,848 for the six months ended June 30, 2022 compared with the same period in 2021.The Arcadia acquisition contributed $7,697 to the increase. The remainder of the increase was from the expiration of the 2021 ERC under the CARES Act by $816, higher business-related travel by $356, an increase from freight and supply costs of $349, higher depreciation expense by $143, higher outside service costs by $136 primarily related to enterprise resource planning and digital projects, and higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $125.

Operating income was $6,022 for the six months ended June 30, 2022 compared to $1,958 in the same period last year. The improved performance was attributable to DynaEnergetics. Operating income for the six months ended June 30, 2021 was also favorably impacted by receipt of $3,829 ERC under the CARES Act.

Other expense, net of $155 for the six months ended June 30, 2022 primarily related to net unrealized and realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $2,287 for the six months ended June 30, 2022 increased compared with the same period in 2021 due to interest expense incurred on the $150,000 credit facility entered into in December 2021 in conjunction with the acquisition of Arcadia.

Income tax provision of $1,401 was recorded on income before income taxes of $3,580. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a favorable impact to the effective tax rate. The effective rate was impacted unfavorably by discrete stock-based compensation shortfalls of $457. We recorded an income tax provision of $88 on income before income taxes of $2,244 for the six months ended June 30, 2021. The effective rate was impacted favorably by discrete stock-based compensation windfall benefits of $793. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S.

Net income attributable to DMC Global Inc for the six months ended June 30, 2022 was $2,264, or $(0.26) per diluted share after the adjustment related to the redeemable noncontrolling interest, compared to net income of $2,156, or $0.13 per diluted share, for the same period in 2021.

Adjusted EBITDA for the six months ended June 30, 2022 increased compared with the same period in 2021 primarily due to the acquisition of Arcadia and improved performance of DynaEnergetics. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2022	2021
Net income	$2,179	$2,156
Interest expense, net	2,287	216
Income tax provision	1,401	88
Depreciation	7,037	5,530
Amortization of purchased intangible assets	25,769	612
EBITDA	38,673	8,602
Restructuring expenses and asset impairments	45	127
Amortization of acquisition-related inventory valuation step-up	430	—
Stock-based compensation	4,649	3,335
Other expense (income), net	155	(502)
Adjusted EBITDA attributable to redeemable noncontrolling interest	(11,085)	—
Adjusted EBITDA attributable to DMC Global Inc.	$32,867	$11,562

Adjusted Net Income and Adjusted Diluted Earnings per Share increased for the six months ended June 30, 2022 compared with the same period in 2021 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Six months ended June 30, 2022
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$2,264	$0.12
Amortization of acquisition-related inventory valuation step-up, net of tax	199	0.01
NobelClad restructuring expenses and asset impairments, net of tax	30	—
As adjusted	$2,493	$0.13
(1) Calculated using diluted weighted average shares outstanding of 19,338,049

	Six months ended June 30, 2021
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$2,156	0.13
NobelClad restructuring expenses and asset impairments, net of tax	127	0.01
As adjusted	$2,283	$0.14
(1) Calculated using diluted weighted average shares outstanding of 16,507,500

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

Arcadia

As more fully described in the 2021 Form 10-K, a 60% controlling interest in Arcadia was acquired in December 2021. A summary of results of operations for Arcadia for the three and six months ended June 30, 2022 is as follows (in thousands):

Three and six months ended June 30, 2022

	Three months ended June 30, 2022	Six months ended June 30, 2022
Net sales	$76,462	$144,430
Gross profit	26,227	46,472
Gross profit percentage	34.3%	32.2%
COSTS AND EXPENSES:
General and administrative expenses	7,412	13,555
Selling and distribution expenses	3,960	7,697
Amortization of purchased intangible assets	12,633	25,441
Operating income (loss)	2,222	(221)
Adjusted EBITDA	16,292	27,712
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(6,517)	(11,085)
Adjusted EBITDA attributable to DMC Global Inc.	$9,775	$16,627

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

During the three and six months ended June 30, 2022, both net sales and cost of products sold increased in comparison to pre-acquisition periods, largely driven by higher customer pricing in response to higher base aluminum metal prices and increases in other input costs. Cost of products sold was also negatively impacted by the partial amortization of the inventory step-up recorded in purchase accounting. Gross profit percentages generated were consistent with pre-acquisition periods. General and administrative and selling and distribution expenses were higher in comparison to pre-acquisition periods. Higher general and administrative expenses were driven primarily by non-recurring integration costs, including outside services costs such as professional services, employee compensation, and depreciation expense related to the increase in fair value of property, plant and equipment recorded as of the date of acquisition. Higher sales and distribution expenses were driven primarily by increases in employee compensation. Amortization of purchased intangible assets related to identifiable intangible assets recorded at the date of acquisition.

Adjusted EBITDA was primarily driven by the factors discussed above. See “Overview” above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30, 2022	Six months ended June 30, 2022
Operating income (loss)	$2,222	$(221)
Adjustments:
Amortization of acquisition-related inventory valuation step-up	172	430
Depreciation	870	1,411
Amortization of purchased intangible assets	12,633	25,441
Stock-based compensation	395	651
Adjusted EBITDA	16,292	27,712
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(6,517)	(11,085)
Adjusted EBITDA attributable to DMC Global Inc.	$9,775	$16,627

DynaEnergetics

Three months ended June 30, 2022 compared with three months ended June 30, 2021

	Three months ended June 30,
	2022	2021	$ change	% change
Net sales	$67,517	$42,268	$25,249	60%
Gross profit	19,960	10,676	9,284	87%
Gross profit percentage	29.6%	25.3%
COSTS AND EXPENSES:
General and administrative expenses	4,411	4,012	399	10%
Selling and distribution expenses	4,158	3,300	858	26%
Amortization of purchased intangible assets	82	163	(81)	(50%)
Operating income	11,309	3,201	8,108	253%
Adjusted EBITDA	$13,276	$5,284	$7,992	151%

Net sales increased $25,249 for the three months ended June 30, 2022 compared to the same period in 2021. High energy prices and a growing reliance on North American oil and gas has led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. International sales also increased, which favorably impacted results in the second quarter of 2022.

Gross profit percentage increased to 29.6% for the three months ended June 30, 2022 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses and increases in the average selling price of DS perforating systems. The three months ended June 30, 2021 was favorably impacted by the receipt of $1,009 ERC under the CARES Act.

General and administrative expenses increased $399 for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $167 and the expiration of the 2021 ERC under the CARES Act by $112.

Selling and distribution expenses increased $858 for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $357, and the expiration of the 2021 ERC under the CARES Act by $267.

Operating income increased $8,108 for the three months ended June 30, 2022 compared to the same period in 2021 due to the factors discussed above.

Adjusted EBITDA for the three months ended June 30, 2022 increased compared with the same period in 2021 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2022	2021
Operating income	$11,309	$3,201
Adjustments:
Depreciation	1,885	1,920
Amortization of purchased intangible assets	82	163
Adjusted EBITDA	$13,276	$5,284

Six months ended June 30, 2022 compared with six months ended June 30, 2021

	Six months ended June 30,
	2022	2021	$ change	% change
Net sales	$116,404	$80,440	$35,964	45%
Gross profit	32,568	19,111	13,457	70%
Gross profit percentage	28.0%	23.8%
COSTS AND EXPENSES:
General and administrative expenses	9,733	7,587	2,146	28%
Selling and distribution expenses	8,061	6,442	1,619	25%
Amortization of purchased intangible assets	167	362	(195)	(54%)
Operating income	14,607	4,720	9,887	209%
Adjusted EBITDA	$18,558	$8,803	$9,755	111%

Net sales increased $35,964 for the six months ended June 30, 2022 compared to the same period in 2021 due to a recovery in energy demand, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. International sales also increased, which favorably impacted results in 2022.

Gross profit percentage increased to 28.0% for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses and increases in the average selling price of DS perforating systems. The six months ended June 30, 2021 was favorably impacted by the receipt of $1,446 ERC under the CARES Act.

General and administrative expenses increased $2,146 for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to an increase in outside services costs by $1,502, related to patent infringement litigation in which DynaEnergetics is the plaintiff, higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $284, and the expiration of the 2021 ERC under the CARES Act by $233.

Selling and distribution expenses increased $1,619 for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the expiration of the 2021 ERC under the CARES Act by $521, increases in freight and supply costs by $348, increases in salaries, benefits, and other-payroll related costs including variable incentive compensation by $210 and increases in depreciation expense by $132.

Operating income increased $9,887 for the six months ended June 30, 2022 compared to the same period in 2021 due to the factors discussed above.

Adjusted EBITDA increased for the six months ended June 30, 2022 compared to the same period in 2021 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2022	2021
Operating income	$14,607	$4,720
Adjustments:
Depreciation	3,784	3,721
Amortization of purchased intangible assets	167	362
Adjusted EBITDA	$18,558	$8,803

NobelClad

Three months ended June 30, 2022 compared with three months ended June 30, 2021

	Three months ended June 30,
	2022	2021	$ change	% change
Net sales	$21,852	$23,170	$(1,318)	(6%)
Gross profit	6,026	6,460	(434)	(7%)
Gross profit percentage	27.6%	27.9%
COSTS AND EXPENSES:
General and administrative expenses	1,132	889	243	27%
Selling and distribution expenses	2,323	2,075	248	12%
Amortization of purchased intangible assets	78	125	(47)	(38%)
Restructuring expenses and asset impairments	13	—	13	n/a
Operating income	2,480	3,371	(891)	(26%)
Adjusted EBITDA	$3,404	$4,316	$(912)	(21%)

Net sales decreased $1,318 for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the timing of shipments out of backlog. NobelClad net sales in 2022 were also negatively impacted by the weakening of the Euro compared to the United States Dollar.

Gross profit percentage decreased to 27.6% for the three months ended June 30, 2022. The three months ended June 30, 2021 was favorably impacted by the receipt of $479 ERC under the CARES Act. Excluding the CARES Act impact, the gross profit percentage increased due to a more favorable project mix.

General and administrative expenses increased $243 for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to higher outside services costs by $257. The three months ended June 30, 2021 were also favorably impacted by the receipt of $28 ERC under the CARES Act.

Selling and distribution expenses increased $248 for the three months ended June 30, 2022 compared to the same period in 2021 primarily due to the expiration of the 2021 ERC under the CARES Act by $154, and the resumption of business travel by $51.

Operating income decreased $891 for the three months ended June 30, 2022 compared to the same period in 2021 due to the decrease in net sales and higher general and administrative and selling and distribution expenses. Operating income in 2021 was benefited by the receipt of $661 of ERC under the CARES Act.

Adjusted EBITDA for the three months ended June 30, 2022 decreased compared with the same period in 2021 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2022	2021
Operating income	$2,480	$3,371
Adjustments:
Restructuring expenses and asset impairments	13	—
Depreciation	833	820
Amortization of purchased intangibles	78	125
Adjusted EBITDA	$3,404	$4,316

Six months ended June 30, 2022 compared with six months ended June 30, 2021

	Six months ended June 30,
	2022	2021	$ change	% change
Net sales	$43,713	$40,656	$3,057	8%
Gross profit	10,207	11,077	(870)	(8%)
Gross profit percentage	23.4%	27.2%
COSTS AND EXPENSES:
General and administrative expenses	2,169	1,702	467	27%
Selling and distribution expenses	4,647	4,022	625	16%
Amortization of purchased intangible assets	161	250	(89)	(36%)
Restructuring expenses and asset impairments	45	127	(82)	(65%)
Operating income	3,185	4,976	(1,791)	(36%)
Adjusted EBITDA	$5,056	$6,987	$(1,931)	(28%)

Net sales increased $3,057 for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to the timing of shipments out of backlog. The increase in net sales was partially offset by the weakening of the Euro compared to the United States Dollar.

Gross profit percentage decreased to 23.4% for the six months ended June 30, 2022 as a less favorable project mix more than offset the favorable impact of higher sales on fixed manufacturing overhead expenses. The six months ended June 30, 2021 was favorably impacted by the receipt of $888 ERC under the CARES Act.

General and administrative expenses increased $467 for the six months ended June 30, 2022 compared to the same period in 2021 primarily due to higher outside services costs by $375. The six months ended June 30, 2021 was favorably impacted by the receipt of $56 ERC under the CARES Act.

Selling and distribution expenses increased $625 for the six months ended June 30, 2022 compared to the same period in 2021 primarily due the expiration of the 2021 ERC under the CARES Act by $295 and the resumption of business travel by $177.

Operating income decreased $1,791 for the six months ended June 30, 2022 compared to the same period in 2021 as lower gross profit percentage and higher general and administrative and selling and distribution expenses more than offset higher sales volumes.

Adjusted EBITDA for the six months ended June 30, 2022 decreased compared to the same period in 2021 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2022	2021
Operating income	$3,185	$4,976
Adjustments:
Restructuring expenses and asset impairments	45	127
Depreciation	1,665	1,634
Amortization of purchased intangibles	161	250
Adjusted EBITDA	$5,056	$6,987

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $128,198 at June 30, 2022 compared to $116,615 at December 31, 2021. Net debt increased during 2022 to fund a build-up of working capital, which included higher inventory levels due to increased prices and lead times for several key raw materials at DynaEnergetics and Arcadia, and an expected increase in sales volume at DynaEnergetics in 2022. We have a fully undrawn and available $50,000 revolving credit facility at June 30, 2022.

We believe that cash and cash equivalents on hand, cash flow from operations, funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, debt service, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions, including at-the-market offering programs, to raise additional funds if we believe market conditions are favorable, but there can be no assurance that any future capital will be available on acceptable terms or at all. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor financial market conditions, including the related impact on credit availability and capital markets.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. Consolidated Pro Forma EBITDA equals Adjusted EBITDA as calculated within the Consolidated Results of Operations section plus certain predefined add-backs, which include up to $5,000 for one-time integration expenses incurred in the twelve-month period following the closing date of the Arcadia acquisition. The maximum leverage ratio permitted by our credit facility is 3.25 to 1.0 from the quarter ended June 30, 2022 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter. The actual leverage ratio as of June 30, 2022, calculated in accordance with the credit facility, as amended, was 2.48 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to the preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes to the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2022 was 1.88 to 1.0.

As of June 30, 2022, U.S. dollar revolving loans of $0 and borrowings of $142,500 on the Term Loan were outstanding under our credit facility and our available borrowing capacity was $50,000.

We also maintain a line of credit with a German bank for our NobelClad and DynaEnergetics operations in Europe. This line of credit provides a borrowing capacity of €7,000.

Other contractual obligations and commitments

Our debt balance decreased to $140,017 at June 30, 2022 from $147,425 at December 31, 2021. Our other contractual obligations and commitments have not materially changed since December 31, 2021.

Cash flows provided by (used in) operating activities

Net cash provided by operating activities was $2,536 for the six months ended June 30, 2022 compared with net cash used in operating activities of $6,021 in the same period last year. The increase primarily was due to higher net income and higher non-cash reconciling adjustments related to amortization of purchased intangible assets from the Arcadia acquisition. These increases were partially offset by use of cash for working capital, which included higher inventory levels due to increased input costs and lead times for several key raw materials at DynaEnergetics and Arcadia, and an expected increase in sales volume at DynaEnergetics in 2022.

Cash flows used in investing activities

Net cash used in investing activities for the six months ended June 30, 2022 of $5,679 related to the acquisitions of property, plant and equipment partially offset by proceeds received from escrow related to the finalization of working capital adjustments related to the Arcadia acquisition. Net cash used in investing activities for the six months ended June 30, 2021 were $121,433 and primarily related to investment in marketable securities of $123,984 made with the proceeds from our May 2021 equity offering, and acquisitions of property, plant and equipment of $3,252.

Cash flows (used in) provided by financing activities

Net cash flows used in financing activities for the six months ended June 30, 2022 of $15,770 included a distribution to the redeemable noncontrolling interest holder of $7,000, quarterly payments on our term loan of $7,500, and treasury stock purchases of $1,094. Net cash flows provided by financing activities for the six months ended June 30, 2021 of $134,775 included net proceeds from our equity offering of $123,461 and our ATM equity program of $25,262 partially offset by repayment in full of the Capex Facility of $11,750 and treasury stock purchases of $2,451.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2021, except as provided below.

Our business, financial condition and results of operations could be adversely affected by disruptions in the global and European economies caused by Russia’s invasion of Ukraine.

The global economy has been negatively impacted by increasing tension and uncertainty resulting from Russia's invasion of Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may further negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia. We are monitoring the conflict including the potential impact of financial and economic sanctions on the global economy and particularly the economies of Europe. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. Although we have no operations located in Russia or Ukraine, we do supply regularly into Ukraine and the destabilizing effects of Russia’s invasion of Ukraine could have other adverse effects on our business. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in loss of property, expropriation, cyberattacks, supply disruptions, plant closures and an inability to obtain key supplies and materials, as well as adversely affect both our and our customers' supply chains and logistics, particularly in Europe.

In many cases, both our German operations and those of European customers depend on the availability of natural gas for use in their manufacturing operations. A significant proportion of Germany's natural gas supply originates from Russia. Material disruptions of natural gas supply to Europe and in particular Germany, whether from sanctions, counter-measures by Russia, other restrictions, damage to infrastructure and logistics or otherwise from the destabilizing effects of military conflict could materially and adversely impact European and global natural gas and oil markets. We expect that shortages in supply and increases in costs of natural gas or other energy will adversely impact our ability to operate our German manufacturing facilities as efficiently and cost-effectively as previously, which could adversely affect our business, results of operations and financial condition.

In addition, the effects of such military conflict could heighten and increase many of the other risks described in Part I, Item 1A. "Risk Factors" in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the second quarter of 2022, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2022	—	$—
May 1 to May 31, 2022	185	$23.83
June 1 to June 30, 2022	—	$—
Total	185	$23.83

(1) Share purchases in 2022 represent shares withheld to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of June 30, 2022, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (494,932) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (151,468) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2022, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

3.1 Certificate of Amendment to Amended and Restated Certificate of Incorporation of DMC Global Inc.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	August 4, 2022	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)