Form 10-Q
period 2022-09-30
DMC Global Inc.
filed 2022-11-03
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Common Stock outstanding was 19,529,644 as of November 3, 2022.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding the resiliency of DynaEnergetics’ end markets and customer pricing, planned price increases at DynaEnergetics, DynaEnergetics’ ability to benefit from strengthening prices, projected growth in Arcadia’s core geographic regions and end markets, plans to install new finishing capacity and targets for such lines to be operational, our ability to access our at-the-market offerings or the capital markets in the future, the ability of DynaEnergetics to realize the anticipated benefits of its patent strategy and expected continuing litigation costs, expected material and labor cost trends, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2021 and such things as the following: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate Arcadia and future-acquired businesses; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2022 and 2021 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2022 and 2021 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	10
	Notes to Condensed Consolidated Financial Statements (unaudited)	11

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3	Quantitative and Qualitative Disclosure about Market Risk	42

Item 4	Controls and Procedures	42

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	43

Item 1A	Risk Factors	43

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults Upon Senior Securities	44

Item 4	Mine Safety Disclosures	44

Item 5	Other Information	44

Item 6	Exhibits	44

	Signatures	45

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,486	$30,810
Accounts receivable, net of allowance for doubtful accounts of $3,361 and $2,773, respectively	94,191	71,932
Inventories	152,573	124,214
Prepaid expenses and other	9,977	12,240
Total current assets	275,227	239,196
Property, plant and equipment	199,540	191,022
Less - accumulated depreciation	(76,248)	(68,944)
Property, plant and equipment, net	123,292	122,078
Goodwill	139,922	141,266
Purchased intangible assets, net	221,753	255,576
Deferred tax assets	7,887	6,930
Other assets	97,028	99,366
Total assets	$865,109	$864,412

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41,573	$40,276
Accrued expenses	9,575	13,585
Accrued income taxes	3,206	9
Accrued employee compensation and benefits	15,535	9,766
Contract liabilities	30,030	21,052
Current portion of long-term debt	15,000	15,000
Other current liabilities	6,994	6,126
Total current liabilities	121,913	105,814
Long-term debt	121,409	132,425
Deferred tax liabilities	1,547	2,202
Other long-term liabilities	62,625	66,250
Total liabilities	307,494	306,691
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	194,962	197,196
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,127,679 and 19,920,829 shares issued, respectively	1,007	996
Additional paid-in capital	301,003	294,515
Retained earnings	115,016	111,031
Other cumulative comprehensive loss	(33,801)	(26,538)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 597,822 and 570,415 shares, respectively	(20,572)	(19,479)
Total stockholders’ equity	362,653	360,525
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$865,109	$864,412

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales	$174,465	$67,175	$479,012	$188,271
Cost of products sold	123,127	50,513	338,669	141,725
Gross profit	51,338	16,662	140,343	46,546
Costs and expenses:
General and administrative expenses	19,796	9,721	56,330	26,121
Selling and distribution expenses	10,748	5,593	31,383	16,380
Amortization of purchased intangible assets	7,385	211	33,154	823
Restructuring expenses	8	—	53	127
Total costs and expenses	37,937	15,525	120,920	43,451
Operating income	13,401	1,137	19,423	3,095
Other income (expense):
Other income (expense), net	120	(198)	(35)	304
Interest expense, net	(1,771)	(14)	(4,058)	(230)
Income before income taxes	11,750	925	15,330	3,169
Income tax provision	3,537	522	4,938	610
Net income	$8,213	$403	$10,392	$2,559
Less: Net income attributable to redeemable noncontrolling interest	1,496	—	1,411	—
Net income attributable to DMC Global Inc. stockholders	$6,717	$403	$8,981	$2,559

Net income per share attributable to DMC Global Inc. stockholders:
Basic	$0.46	$0.02	$0.20	$0.15
Diluted	$0.46	$0.02	$0.20	$0.15
Weighted average shares outstanding:
Basic	19,381,489	18,728,278	19,352,638	17,239,306
Diluted	19,381,794	18,739,085	19,357,333	17,250,525

Reconciliation to net income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to DMC Global Inc. stockholders	$6,717	$403	$8,981	$2,559
Adjustment of redeemable noncontrolling interest	2,256	—	(4,996)	—
Net income attributable to DMC Global Inc. common stockholders after adjustment of redeemable noncontrolling interest	$8,973	$403	$3,985	$2,559

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income	$8,213	$403	$10,392	$2,559

Change in cumulative foreign currency translation adjustment	(3,472)	(1,347)	(7,263)	(2,841)
Other comprehensive income (loss)	$4,741	$(944)	$3,129	$(282)

Less: comprehensive income attributable to redeemable noncontrolling interest	1,496	—	1,411	—

Comprehensive income (loss) attributable to DMC Global Inc. stockholders	$3,245	$(944)	$1,718	$(282)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, June 30, 2022	20,119,929	$1,006	$298,905	$106,043	$(30,329)	(597,758)	$(20,570)	$355,055	$197,196
Net income	—	—	—	6,717	—	—	—	6,717	1,496
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,472)	—	—	(3,472)	—
Shares issued in connection with stock compensation plans	7,750	1	(1)	—	—	—	—	—	—
Consideration adjustment related to redeemable noncontrolling interest (Note 3)	—	—	—	—	—	—	—	—	1,783
Stock-based compensation	—	—	2,099	—	—	—	—	2,099	143
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,400)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	2,256	—	—	—	2,256	(2,256)
Treasury stock activity	—	—	—	—	—	(64)	(2)	(2)	—
Balances, September 30, 2022	20,127,679	$1,007	$301,003	$115,016	$(33,801)	(597,822)	$(20,572)	$362,653	$194,962

					Other	Treasury Stock, at cost, and		Total
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balances, June 30, 2021	19,294,745	$965	$269,375	$117,813	$(24,456)	(569,737)	$(17,660)	$346,037
Net income	—	—	—	403	—	—	—	403
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,347)	—	—	(1,347)
Stock-based compensation	—	—	1,618		—	—	—	1,618
Treasury stock activity	—	—	—	—	—	(177)	(1,811)	(1,811)
Balances, September 30, 2021	19,294,745	$965	$270,993	$118,216	$(25,803)	(569,914)	$(19,471)	$344,900

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	$(19,479)	$360,525	$197,196
Net income	—	—	—	8,981	—	—	—	8,981	1,411
Change in cumulative foreign currency translation adjustment	—	—	—	—	(7,263)	—	—	(7,263)	—
Shares issued in connection with stock compensation plans	206,850	11	(11)	—	—	—	—	—	—
Consideration adjustments related to redeemable noncontrolling interest (Note 3)	—	—	—	—	—	—	—	—	1,356
Stock-based compensation	—	—	6,499	—	—	—	—	6,499	403
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(10,400)
Adjustment of redeemable noncontrolling interest to redemption value	—	—	—	(4,996)	—	—	—	(4,996)	4,996
Treasury stock activity	—	—	—	—	—	(27,407)	(1,093)	(1,093)	—
Balances, September 30, 2022	20,127,679	$1,007	$301,003	$115,016	$(33,801)	(597,822)	$(20,572)	$362,653	$194,962

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	(13,964)	$196,914
Net income	—	—	—	2,559	—	—	—	2,559
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,841)	—	—	(2,841)
Shares issued in connection with equity offering	2,875,000	144	123,317	—	—	—	—	123,461
Shares issued in connection with at-the-market offering program	397,820	20	25,242	—	—	—	—	25,262
Shares issued in connection with stock compensation plans	104,366	5	248	—	—	—	—	253
Stock-based compensation	—	—	4,799		—	—	—	4,799
Treasury stock activity	—	—	—	—	—	(41,640)	(5,507)	(5,507)
Balances, September 30, 2021	19,294,745	$965	$270,993	$118,216	$(25,803)	(569,914)	$(19,471)	$344,900

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2022	2021
Cash flows provided by (used in) operating activities:
Net income	$10,392	$2,559
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	10,578	8,400
Amortization of purchased intangible assets	33,154	823
Amortization of deferred debt issuance costs	412	168
Amortization of acquisition-related inventory valuation step-up	430	—
Stock-based compensation	6,891	4,904
Deferred income taxes	(1,612)	(2,046)
Other	(295)	(298)
Restructuring expenses	53	127
Change in:
Accounts receivable, net	(24,421)	(8,562)
Inventories	(31,311)	(10,620)
Prepaid expenses and other	3,736	(15,892)
Accounts payable	2,925	6,861
Contract liabilities	9,277	4,957
Accrued expenses and other liabilities	4,126	6,713
Net cash provided by (used in) operating activities	24,335	(1,906)

Cash flows used in investing activities:
Consideration adjustments related to acquisition of business (Note 3)	(2,034)	—
Investment in marketable securities	—	(123,984)
Proceeds from maturities of marketable securities	—	4,799
Acquisition of property, plant and equipment	(11,277)	(6,348)
Proceeds on sale of property, plant and equipment	—	1,019
Net cash used in investing activities	(13,311)	(124,514)

Cash flows (used in) provided by financing activities:
Repayments on term loan	(11,250)	—
Repayments on capital expenditure facility	—	(11,750)
Payments of debt issuance costs	(179)	—
Distributions to redeemable noncontrolling interest holder	(10,293)	—
Net proceeds from issuance of common stock through equity offering	—	123,461
Net proceeds from issuance of common stock through at-the-market offering program	—	25,262
Net proceeds from issuance of common stock to employees and directors	—	253
Treasury stock purchases	(1,092)	(2,476)
Net cash (used in) provided by financing activities	(22,814)	134,750

Effects of exchange rates on cash	(534)	503

Net (decrease) increase in cash and cash equivalents	(12,324)	8,833
Cash and cash equivalents, beginning of the period	30,810	28,187
Cash and cash equivalents, end of the period	$18,486	$37,020

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

During the three and nine months ended September 30, 2022, our expected loss rate reflects uncertainties in market conditions that could impact our businesses, including COVID-19 related considerations, supply chain disruptions, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses (with the offsetting expense charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations) against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. During the three and nine months ended September 30, 2022, provisions of $568 and $696, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2021	$—	$2,758	$15	$2,773
Current period provision for expected credit losses	$584	97	62	743
Write-offs charged against the allowance		(97)	—	(97)
Recoveries of amounts previously reserved	$—	(47)	—	(47)
Impacts of foreign currency exchange rates and other	$—	(6)	(5)	(11)
Allowance for doubtful accounts, September 30, 2022	$584	$2,705	$72	$3,361

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

Arcadia

Customers agree to terms and conditions at the time of initiating an order. A significant portion of transactions contain standard architectural building materials that are not made-to-order, which include standard storefronts and entrances, windows, curtain walls, doors and interior partitions. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. Arcadia is entitled to each product’s transaction price upon the customer obtaining control of the item. For standard architectural building materials that are not made-to-order, such control transfers at a point in time, which is generally when the product has been shipped to the customer and the legal title has been transferred. Upon shipment and title transfer, Arcadia has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict access to, the asset. Payment discounts, rebates, refunds, or any other forms of variable consideration are typically not granted to Arcadia customers.

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

At times, Arcadia will also contract with customers to supply customized architectural building materials based on design specifications, measurements, finishes, framing materials, and other options selected by the customer at the time an order is initiated. For these contracts, Arcadia has an enforceable right to payment from its customers at the time an order is received and accepted for all manufacturing efforts expended on behalf of its customers. Due to the customized nature of these products, the Company has concluded that the substantial portion of the related goods produced have no alternative use, and therefore control of these products passes to the customer over time. We have concluded that recognizing revenue utilizing an over-time output method based upon units delivered reasonably depicts the fulfillment of our performance obligations under our contracts and the value received by the customer based upon our performance to date. This conclusion is further supported by the frequency of shipments in fulfilling these contracts. We have elected not to disclose our unsatisfied performance obligations as of September 30, 2022 under the short-term contract exemption as we expect such performance obligations will be satisfied within the next 12 months following the end of the reporting period.

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

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net income attributable to DMC Global Inc. stockholders, as reported	$6,717	$403	8,981	2,559
Adjustment of redeemable noncontrolling interest	2,256	—	(4,996)	—
Less: Undistributed net income available to participating securities	(136)	(3)	(61)	(25)
Numerator for basic net income per share:	8,837	400	3,924	2,534
Add: Undistributed net income allocated to participating securities	136	3	61	25
Less: Undistributed net income reallocated to participating securities	(136)	(3)	(61)	(25)
Numerator for diluted net income per share:	8,837	400	3,924	2,534
Denominator:
Weighted average shares outstanding for basic net income per share	19,381,489	18,728,278	19,352,638	17,239,306
Effect of dilutive securities (1)	305	10,807	4,695	11,219
Weighted average shares outstanding for diluted net income per share	19,381,794	18,739,085	19,357,333	17,250,525
Net income per share attributable to DMC Global Inc. stockholders
Basic	$0.46	$0.02	$0.20	$0.15
Diluted	$0.46	$0.02	$0.20	$0.15

(1) For the three and nine months ended September 30, 2022, 128,145 and 69,846 shares, respectively, have been excluded as their effect would have been anti-dilutive.

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

The balances related to the deferred compensation plan were as follows:

	Balance Sheet location	September 30, 2022	December 31, 2021
Deferred compensation assets	Other assets	$13,337	$13,812
Deferred compensation obligations	Other long-term liabilities	$14,982	$15,944

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $8,379 as of September 30, 2022 and $9,083 as of December 31, 2021 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of September 30, 2022 or December 31, 2021. However, the fair value measurements of certain assets and liabilities acquired as part of the Arcadia acquisition were based on significant inputs not observable in the market and represent Level 3 measurements within the fair value measurement hierarchy.

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

The following table sets forth the preliminary components of the fair value of the total consideration transferred and preliminary purchase price allocation of the net assets acquired at the date of acquisition, along with the measurement period adjustments that occurred during the nine months ended September 30, 2022. The assets acquired and liabilities assumed exclude Arcadia's right-of-use asset and lease liabilities, respectively, as they have an immaterial impact on the total net assets acquired. Refer to Note 7 “Leases” for additional discussion of lease accounting. The total consideration transferred is still subject to potential adjustment, with any remaining adjustment not expected to impact long-lived asset balances recorded as of September 30, 2022.

	Preliminary	Measurement Period Adjustments	Preliminary
	December 23, 2021		September 30, 2022
Cash, including cash acquired(1)	$268,654	$2,034	$270,688
Equity(2)	21,716	—	21,716
Total fair value of consideration transferred	290,370	2,034	292,404

Assets acquired:
Cash and cash equivalents	$7,654	$—	$7,654
Accounts receivable	31,456	—	31,456
Inventories	60,503	—	60,503
Prepaid expenses and other	2,438	—	2,438
Property, plant and equipment(3)	17,323	4,770	22,093
Goodwill(4)	141,266	(1,344)	139,922
Intangible assets(5)	254,500	—	254,500
Other long-term assets	122	(36)	86
Total assets acquired	515,262	3,390	518,652
Liabilities assumed:
Accounts payable	8,792	—	8,792
Other current liabilities	22,520	—	22,520
Total liabilities assumed	31,312	—	31,312
Redeemable noncontrolling interest(6)	193,580	1,356	194,936
Total assets acquired and liabilities assumed	$290,370	$2,034	$292,404

(1) Cash sources of funding included $150,000 in new term loan debt and $118,654 of cash and marketable securities on hand. During the quarter ended March 31, 2022, working capital estimates at the time of acquisition were finalized. In April 2022, $640 was returned to the Company from the funds previously placed into escrow. During the quarter ended September 30, 2022, the Company paid the prior shareholders of Arcadia $2,674 in additional consideration to compensate for certain tax impacts of the transaction, as provided in the Equity Purchase Agreement.

(2) Equity consideration included 551,458 shares of DMC common stock.

(3) Property, plant and equipment consists of the following:

Land	$1,500
Buildings and improvements	6,451
Manufacturing equipment and tooling	12,634
Furniture, fixtures, and computer equipment	211
Other	1,297
Total property, plant and equipment	$22,093

The useful lives of property, plant and equipment are consistent with the Company's accounting policies.

(4) Amounts recorded for goodwill resulting in a tax basis step-up are generally expected to be deductible for tax purposes. Tax deductible goodwill is estimated to be $85,308.

(5) Intangible assets consist of $210,500 of customer relationships, $22,000 of trade name, and $22,000 of customer backlog. During the quarter ended September 30, 2022, the Company reclassified $500 from customer relationships to customer backlog due to changes in purchase price allocation estimates.

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

At each balance sheet date subsequent to acquisition, the carrying value of the redeemable noncontrolling interest has been adjusted to its estimated redemption value as if redemption were to occur at the balance sheet date based upon the predefined calculation in the Operating Agreement described above. This immediate adjustment is charged or credited directly to retained earnings and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of September 30, 2022, the Company’s estimated redemption value of the redeemable noncontrolling interest decreased to $194,962 in comparison to our previous estimates at each balance sheet date subsequent to acquisition of $197,196 due to a change in our forecast of adjusted earnings for calendar year 2022. During the three months ended September

30, 2022, the Company recorded an adjustment of $2,256 to decrease the redeemable noncontrolling interest to its estimated redemption value. This adjustment was recorded after ascribing net income and cash distributions attributable to the redeemable noncontrolling interest in accordance with ASC 480.

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

ASC 805 requires pro forma adjustments to reflect the effects of fair value adjustments, transaction costs, capital structure changes, the tax effects of such adjustments, and also requires nonrecurring adjustments to be prepared and presented. For the three and nine months ended September 30, 2021, operating results have been adjusted to reflect (a) fair value adjustments related to incremental intangible asset amortization, (b) interest expense with the higher principal and interest rates associated with the Company's new term loan debt incurred to finance, in part, the acquisition of Arcadia, (c) the effects of integration costs on the results of Arcadia's operations, and (d) the effects of the adjustments on income taxes.

The following unaudited pro forma combined financial information presents combined results of the Company and Arcadia. Arcadia’s operating results have been included in the Company’s operating results for the three and nine months ended September 30, 2022.

	Three months ended September 30, 2021		Nine months ended September 30, 2021
	As Reported	Pro Forma	As Reported	Pro Forma
Net sales	$67,175	$132,488	$188,271	$371,963
Net income attributable to DMC Global Inc. stockholders	$403	$5,522	$2,559	$15,965

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

Inventories consisted of the following at September 30, 2022:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$14,290	$16,646	$7,517	$38,453
Work-in-process	10,072	17,652	8,624	36,348
Finished goods	56,038	21,380	129	77,547
Supplies	—	—	225	225
Total inventories	$80,400	$55,678	$16,495	$152,573

Inventories consisted of the following at December 31, 2021:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$12,168	$15,209	$7,655	$35,032
Work-in-process	3,987	13,672	10,257	27,916
Finished goods	44,348	14,998	1,651	60,997
Supplies	—	—	269	269
Total inventories	$60,503	$43,879	$19,832	$124,214

5.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following as of September 30, 2022:

	Gross	Accumulated Amortization	Net
Core technology	$12,951	$(12,693)	$258
Customer relationships	242,642	(42,016)	200,626
Customer backlog	22,000	(22,000)	—
Trademarks / Trade names	23,751	(2,882)	20,869
Total intangible assets	$301,344	$(79,591)	$221,753

Our purchased intangible assets consisted of the following as of December 31, 2021:

	Gross	Accumulated Amortization	Net
Core technology	$15,647	$(14,209)	$1,438
Customer relationships	246,718	(36,047)	210,671
Customer backlog	21,500	—	21,500
Trademarks / Trade names	24,037	(2,070)	21,967
Total intangible assets	$307,902	$(52,326)	$255,576

The change in the gross value of our purchased intangible assets at September 30, 2022 from December 31, 2021 was primarily due to foreign currency translation. Additionally, there was an adjustment due to recognition of tax benefit from tax amortization previously applied to certain goodwill related to the DynaEnergetics and NobelClad reporting units. After the goodwill associated with each reporting unit was impaired at December 31, 2015 and September 30, 2017, respectively, the tax amortization reduces other intangible assets related to the historical acquisition.

6.      CONTRACT LIABILITIES

At times, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows:

	September 30, 2022	December 31, 2021
Arcadia	$26,123	$14,697
NobelClad	3,453	5,881
DynaEnergetics	454	474
Total contract liabilities	$30,030	$21,052

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities.

7.      LEASES

The Company leases real properties for use in manufacturing and as administrative and sales offices, and also leases automobiles and office equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. Right-of-use (“ROU”) assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term within the Condensed Consolidated Statement of Operations. Lease and non-lease components within the Company’s lease agreements are accounted for together. Variable lease payments are recognized in the period in which the obligation for those payments is incurred. The Company has no leases in which the Company is the lessor.

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	September 30, 2022	December 31, 2021
ROU asset	$50,145	$52,219

Current lease liability	6,994	6,126
Long-term lease liability	44,634	47,000
Total lease liability	$51,628	$53,126

The ROU asset is reported in “Other assets” while the current lease liability is reported in “Other current liabilities” and the long-term lease liability is reported in “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets. Cash paid for operating lease liabilities are recorded as operating cash outflows in the Company’s Condensed Consolidated Statements of Cash Flows.

Arcadia leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and the president of Arcadia. There were eight related party leases in effect as of September 30, 2022, with expiration dates ranging from calendar years 2023 to 2031. As of September 30, 2022, the total ROU asset and related lease liability recognized for related party leases was $29,753 and $30,131, respectively.

For the three months ended September 30, 2022 and 2021, operating lease expense was $2,872 and $1,064, respectively. For the nine months ended September 30, 2022 and 2021, operating lease expense was $8,413 and $3,074, respectively. Related party lease expense for the three and nine months ended September 30, 2022 was $1,156 and $3,469, respectively, which is included in overall operating lease expense. There was no related party lease expense recorded through September 30, 2021. Short term and variable lease costs were not material for the three and nine months ended September 30, 2022 and 2021.

8.      DEBT

As of September 30, 2022 and December 31, 2021, outstanding borrowings consisted of the following:

	September 30, 2022	December 31, 2021
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Term loan	138,750	150,000
Commerzbank line of credit	—	—
Outstanding borrowings	138,750	150,000
Less: debt issuance costs	(2,341)	(2,575)
Total debt	136,409	147,425
Less: current portion of long-term debt	(15,000)	(15,000)
Long-term debt	$121,409	$132,425

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

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.25 to 1.0 from the quarter ended September 30, 2022 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter.

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

As of September 30, 2022, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure advance payments made by them. As of September 30, 2022 and December 31, 2021, we had no outstanding borrowings under this line of credit and bank guarantees of €2,559 and €2,997 were secured by the line of credit, respectively. The line of credit has open-ended terms and can be canceled by the bank at any time.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three and nine months ended September 30, 2022 and September 30, 2021, we did not record any adjustments to previously established valuation allowances, except for adjustments related to the changes in balances of the related deferred tax assets. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

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
Segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Net sales:
Arcadia	$80,697	$—	$225,127	$—
DynaEnergetics	70,372	44,237	186,776	124,677
NobelClad	23,396	22,938	67,109	63,594
Net sales	$174,465	$67,175	$479,012	$188,271

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Income (loss) before income taxes:
Arcadia	$3,742	$—	$3,521	$—
DynaEnergetics	11,978	1,585	26,585	6,307
NobelClad	2,505	3,620	5,690	8,595
Segment operating income	18,225	5,205	35,796	14,902

Unallocated corporate expenses	(2,939)	(2,499)	(10,490)	(6,903)
Unallocated stock-based compensation*	(1,885)	(1,569)	(5,883)	(4,904)
Other income (expense), net	120	(198)	(35)	304
Interest expense, net	(1,771)	(14)	(4,058)	(230)
Income before income taxes	$11,750	$925	$15,330	$3,169

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Depreciation and amortization:
Arcadia	$7,966	$—	$34,818	$—
DynaEnergetics	1,957	2,012	5,908	6,095
NobelClad	899	967	2,725	2,851
Segment depreciation and amortization	10,822	2,979	43,451	8,946
Corporate and other	104	102	281	277
Consolidated depreciation and amortization	$10,926	$3,081	$43,732	$9,223

* Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows. For Arcadia, net sales have been presented consistent with United States regional definitions as provided by the American Institute of Architects.

Arcadia

	Three months ended	Nine months ended
	September 30, 2022	September 30, 2022
West	$63,281	$176,288
South	12,139	27,362
Northeast	2,958	11,880
Midwest	2,319	9,597
Total Arcadia	$80,697	$225,127

DynaEnergetics

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$55,999	$36,543	$146,297	$96,316
Canada	4,341	2,798	14,453	9,304
Indonesia	1,051	240	1,903	933
Egypt	652	671	3,120	2,398
India	615	243	4,625	904
Oman	704	665	2,695	2,117
Rest of the world	7,010	3,077	13,683	12,705
Total DynaEnergetics	$70,372	$44,237	$186,776	$124,677

NobelClad

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
United States	$9,120	$11,033	$29,055	$30,448
Canada	3,161	1,254	6,952	3,985
Germany	2,055	761	3,215	1,539
China	1,100	892	3,467	3,775
Sweden	1,096	494	2,179	676
United Arab Emirates	1,003	929	2,705	2,030
Australia	844	576	1,499	1,171
India	742	299	3,007	1,371
South Korea	672	328	1,510	1,426
Norway	508	265	1,087	757
France	472	509	1,625	1,929
Netherlands	357	507	1,464	1,628
Italy	143	831	840	1,268
Saudi Arabia	—	242	1,995	310
Russia*	—	1,519	191	3,586
Rest of the world	2,123	2,499	6,318	7,695
Total NobelClad	$23,396	$22,938	$67,109	$63,594

*Future sales to Russia have been indefinitely suspended due to the ongoing conflict in Ukraine.

During the three and nine months ended September 30, 2022 and 2021, no single customer accounted for greater than 10% of consolidated net sales. As of September 30, 2022, one DynaEnergetics customer accounted for greater than 10% of consolidated accounts receivable. As of December 31, 2021, no single customer accounted for greater than 10% of consolidated accounts receivable.

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

As of September 30, 2022 and December 31, 2021, the net notional amount of the forward currency contracts the Company held were $8,591 and $13,032, respectively. At September 30, 2022 and December 31, 2021, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net (losses) from hedging activities, which offset foreign currency gains and losses recorded in the normal course of business that are not presented below.

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2022	2021	2022	2021
Foreign currency contracts	Other income (expense), net	$(637)	$(253)	$(789)	$(187)

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

Wage and Hour Matters

Felipe v. Arcadia, Inc. and One Stop Employment Services, Inc. (“One Stop”). This complaint was filed on October 22, 2021 in Los Angeles Superior Court and purports to allege a class action on behalf of all non-exempt California employees who worked on behalf of One Stop or Arcadia at any time during the four years preceding the date of the complaint. One Stop is a staffing agency which provides temporary workers, including to Arcadia. The complaint states claims under California’s labor laws and under its general Unfair Business Practices Act, California Business & Professions Code section 17200. The plaintiff has subsequently dismissed the class action claims without prejudice, acknowledging that Arcadia’s arbitration agreement likely bars such class claims. The plaintiff also filed a separate action under California’s Private Attorneys General Act (“PAGA”) alleging essentially the same wage and hour violations. This action included other Arcadia employees. In Viking River Cruises, Inc. versus Moriana, the U.S. Supreme Court concluded that arbitration agreements may bar representative PAGA claims. However, Viking River left open certain state law issues, which the California Supreme Court has agreed to address. Currently, Felipe’s PAGA representative claims are stayed, and will likely remain stayed until a California Supreme Court ruling. The plaintiff has announced the intent to commence arbitration on individual claims, but no claims have yet been filed.

Mayorga v. Arcadia, Inc. This complaint was filed on November 15, 2021 in Los Angeles Superior Court. It purported to allege a class action on behalf of all of the Company’s non-exempt California employees who worked at the Company within four years before the date the complaint was filed. It asserts claims substantially similar to those asserted in the Felipe case but does not include One Stop as a defendant. The plaintiff amended his complaint to delete class action claims and any individual non-PAGA claims. Accordingly, plaintiff’s complaint is now limited to PAGA collective action claims. As in Felipe, those PAGA representative claims are currently stayed and will likely remain stayed until the California Supreme Court addresses the state law issues left open by the U.S. Supreme Court’s decision in Viking River Cruises, Inc. versus Moriana. The plaintiff has however commenced arbitration on a solely individual basis of his wage and hour claims. The arbitral body has appointed an arbitrator to adjudicate those claims and a hearing has been set in June 2023. The remaining Mayorga PAGA representative claims have now been combined with the Felipe case.

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

Cost of products sold for Arcadia includes the cost of aluminum, paint, and other raw materials used to manufacture windows, curtain walls, doors, and interior partitions as well as employee compensation and benefits, manufacturing facility lease expense, depreciation expense of property, plant and equipment related to manufacturing, supplies and other manufacturing overhead expenses.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints. While a significant portion of the demand for our products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to fill most backlog orders within the following 12 months. NobelClad’s backlog increased to $48,019 at September 30, 2022 from $41,181 at December 31, 2021.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Employee Retention Credit

In the first quarter of 2021, under provisions of legislation enacted in December 2020 the Company became eligible for the Employee Retention Credit (“ERC”) under the Coronavirus Aid, Relief, and Economic Security Act, as amended (“CARES Act”). As a result of the new legislation, the Company was able to claim a refundable tax credit equal to 70% of the qualified wages it paid to employees for portions of calendar year 2021. The ERC favorably impacted the financial statement results of the Company for the three and nine months ended September 30, 2021, as described further in the “Consolidated Results of Operations” section below. The ERC had no impact on the financial statement results of the Company for the three and nine months ended September 30, 2022.

Factors Affecting Results

•Consolidated sales were $174,465 in the third quarter of 2022. Excluding Arcadia, third quarter sales were $93,768, an increase of 40% versus the third quarter of 2021. The improved performance primarily was driven by higher energy prices and a growing reliance on North American oil and gas, which has led to increased drilling and well completion activity in North America and increased sales at DynaEnergetics.

•Arcadia reported sales of $80,697 in the third quarter of 2022, representing a sequential increase of 6%. The increase was largely attributable to higher customer pricing in response to higher base aluminum metal prices experienced throughout a significant portion of 2022, as well as increases in other input costs.

•DynaEnergetics sales of $70,372 in the third quarter of 2022 increased 59% compared with the third quarter of 2021 due to improved oil and gas demand, which led to higher North American drilling and well completions, and increased demand and improved pricing for DynaEnergetics’ DS perforating systems. DynaEnergetics’ international sales also improved, increasing 117% compared with the third quarter of 2021.

•NobelClad sales of $23,396 in the third quarter of 2022 increased 2% compared with the third quarter of 2021 reflecting increased shipments out of backlog. The increase in NobelClad 2022 sales was partially offset by the weakening of the Euro compared to the United States Dollar.

•Consolidated gross profit was 29% in the third quarter of 2022 versus 25% in the third quarter of 2021. The improvement compared to the prior year primarily was due to the acquisition of Arcadia, which had a higher gross profit percentage than DMC’s other business units. The impact of higher sales volume, primarily increases in unit sales of DS perforating systems at DynaEnergetics, on fixed manufacturing overhead expenses also contributed to the improved performance. These favorable impacts were partially offset by higher material and other input costs at each business segment. Additionally, the 2021 third quarter gross profit was favorably impacted by the receipt of $1,800 ERC under the CARES Act.

•Consolidated selling, general and administrative (SG&A) expenses were $30,544 in the third quarter of 2022 compared with $15,314 in the third quarter of 2021. Arcadia’s incremental selling, general and administrative expenses were $12,917 in the third quarter of 2022. The year-over-year increase also was attributable to higher salaries, benefits, and other-payroll related costs including variable incentive compensation and stock-based compensation expense. Additionally, SG&A in the third quarter of 2021 included receipt of $769 of ERC under the CARES Act.

•Cash of $18,486 at September 30, 2022 decreased $12,324 from $30,810 at December 31, 2021. The decrease in cash primarily related to principal and interest payments on the Company’s credit facility and funding working capital at DynaEnergetics and Arcadia. Both businesses increased their investments in inventory due to rising raw material prices, longer-lead times and continued sales volume growth.
Outlook

We remain in a period of volatile raw material and other input costs as well as continued supply chain disruptions and challenges. Each of our businesses have been and may continue to be impacted by high raw material prices, the availability of labor, increased wages, and supply chain disruptions such as longer lead times related to the procurement of raw materials.

In North America, well completion activity increased in the third quarter of 2022 which positively impacted DynaEnergetics’ end customers’ activity levels. These conditions, along with the attainment of higher market share, have led to continued increases in unit sales of DynaEnergetics’ fully integrated and factory-assembled DS perforating systems.

We believe well completion activity and customer pricing will remain resilient. DynaEnergetics has instituted price increases over the past twelve months to offset higher labor and material costs. DynaEnergetics offers a highly differentiated product line, and its factory-assembled DS perforating systems are delivered just in time to the wellsite, eliminating customer assembly operations and requiring fewer people on location.

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

Arcadia serves the commercial building market in the western and southwestern United States, and the high-end residential market across the United States. Both commercial and residential operations have built substantial order backlogs and are benefiting from relatively strong markets, which collectively are expected to lead to resilient financial performance. In addition, we expect the building products industry to remain strong, particularly in Arcadia’s core geographic regions and end markets. We are beginning the process to design and install new finishing capacity to increase manufacturing throughput. We expect the finishing capacity will be operational next year. The design and implementation of a new enterprise resource planning system is also underway and will improve operating efficiencies and enhance the buying experience for Arcadia’s commercial and residential customers.
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

The presence of non-GAAP financial measures in this report is not intended to suggest that such measures be considered in isolation or as a substitute for, or as superior to, DMC’s GAAP information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness. Given not all companies use identical calculations, DMC’s presentation of non-GAAP financial measures may not be comparable to similarly titled measures of other companies.

Consolidated Results of Operations

Three months ended September 30, 2022 compared with three months ended September 30, 2021

	Three months ended September 30,
	2022	2021	$ change	% change
Net sales	$174,465	$67,175	$107,290	160%
Gross profit	51,338	16,662	34,676	208%
Gross profit percentage	29.4%	24.8%
COSTS AND EXPENSES:
General and administrative expenses	19,796	9,721	10,075	104%
% of net sales	11.3%	14.5%
Selling and distribution expenses	10,748	5,593	5,155	92%
% of net sales	6.2%	8.3%
Amortization of purchased intangible assets	7,385	211	7,174	3,400%
% of net sales	4.2%	0.3%
Restructuring expenses	8	—	8	—%
Operating income	13,401	1,137	12,264	1,079%
Other income (expense), net	120	(198)	318	161%
Interest expense, net	(1,771)	(14)	(1,757)	12,550%
Income before income taxes	11,750	925	10,825	1,170%
Income tax provision	3,537	522	3,015	578%
Net income	8,213	403	7,810	1,938%
Net income attributable to redeemable noncontrolling interest	1,496	—	1,496	—%
Net income attributable to DMC Global Inc.	6,717	403	6,314	1,567%
Adjusted EBITDA attributable to DMC Global Inc.	$21,751	$5,787	$15,964	276%

Net sales were $174,465. Excluding Arcadia, net sales were $93,768 for the three months ended September 30, 2022, or an increase of 40% compared with the same period in 2021 primarily due to increased drilling and well completion activity in North America and a corresponding increase in unit sales of DynaEnergetics’ DS perforating systems.

Gross profit percentage was 29.4%. Excluding Arcadia, gross profit percentage was 29.3% versus 24.8% in the same period in 2021. The improvement compared to the prior year primarily was due to higher sales volume on fixed manufacturing overhead expense, primarily due to increases in unit sales of DS perforating systems at DynaEnergetics. These favorable impacts were partially offset by higher material and other input costs at each business segment. Additionally, the 2021 third quarter gross profit was favorably impacted by the receipt of $1,800 ERC under the CARES Act.

General and administrative expenses increased $10,075 for the three months ended September 30, 2022 compared with the same period in 2021. The Arcadia acquisition contributed $8,782 to the increase. The remainder of the increase primarily was due to higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $1,125 and the expiration of the 2021 ERC under the CARES Act by $349.

Selling and distribution expenses increased $5,155 for the three months ended September 30, 2022 compared with the same period in 2021. Arcadia contributed $4,135 to the increase. The remainder of the increase primarily was due to higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $194, expiration of the 2021 ERC under the CARES Act by $420, higher lease expense by $173, and higher business-related travel by $76.

Operating income was $13,401 for the three months ended September 30, 2022 compared to $1,137 in the same period last year. Excluding Arcadia, operating income was $9,659 due to the improved performance of DynaEnergetics.

Other income, net of $120 for the three months ended September 30, 2022 primarily related to net unrealized and realized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $1,771 for the three months ended September 30, 2022 increased compared with the same period in 2021 due to the principal balance outstanding on the credit facility entered into in December 2021 in conjunction with the acquisition of Arcadia, as well as increasing interest rates during the quarter.

Income tax provision of $3,537 was recorded on income before income taxes of $11,750. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a favorable impact to the effective tax rate. We recorded an income tax provision of $522 on loss before income taxes of $925 for the three months ended September 30, 2021. The effective rate was impacted favorably by discrete stock-based compensation windfall benefits of $39. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S.

Net income attributable to DMC Global Inc. for the three months ended September 30, 2022 was $6,717, or $0.46 per diluted share after the adjustment related to the redeemable noncontrolling interest, compared to net income of $403, or $0.02 per diluted share, for the same period in 2021.

Adjusted EBITDA for the three months ended September 30, 2022 increased compared with the same period in 2021 primarily due to the acquisition of Arcadia and improved performance of DynaEnergetics. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2022	2021
Net income	$8,213	$403
Interest expense, net	1,771	14
Income tax provision	3,537	522
Depreciation	3,541	2,870
Amortization of purchased intangible assets	7,385	211
EBITDA	24,447	4,020
Restructuring expenses	8	—
Stock-based compensation	2,242	1,569
Other (income) expense, net	(120)	198
Adjusted EBITDA attributable to redeemable noncontrolling interest	(4,826)	—
Adjusted EBITDA attributable to DMC Global Inc.	$21,751	$5,787

Adjusted Net Income and Adjusted Diluted Earnings per Share for the three months ended September 30, 2022 increased compared with the same period in 2021 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended September 30, 2022
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$6,717	$0.35
NobelClad restructuring expenses, net of tax	5	—
As adjusted	$6,722	$0.35
(1) Calculated using diluted weighted average shares outstanding of 19,381,794

	Three months ended September 30, 2021
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$403	$0.02
As adjusted	$403	$0.02
(1) Calculated using diluted weighted average shares outstanding of 18,739,085

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

	Nine months ended September 30,
	2022	2021	$ change	% change
Net sales	$479,012	$188,271	$290,741	154%
Gross profit	140,343	46,546	93,797	202%
Gross profit percentage	29.3%	24.7%
COSTS AND EXPENSES:
General and administrative expenses	56,330	26,121	30,209	116%
% of net sales	11.8%	13.9%
Selling and distribution expenses	31,383	16,380	15,003	92%
% of net sales	6.6%	8.7%
Amortization of purchased intangible assets	33,154	823	32,331	3,928%
% of net sales	6.9%	0.4%
Restructuring expenses	53	127	(74)	(58%)
Operating income	19,423	3,095	16,328	528%
Other (expense) income, net	(35)	304	(339)	(112%)
Interest expense, net	(4,058)	(230)	(3,828)	1,664%
Income before income taxes	15,330	3,169	12,161	384%
Income tax provision	4,938	610	4,328	710%
Net income	10,392	2,559	7,833	306%
Net income attributable to redeemable noncontrolling interest	1,411	—	1,411	—%
Net income attributable to DMC Global Inc.	8,981	2,559	6,422	251%
Adjusted EBITDA attributable to DMC Global Inc.	$54,618	$17,349	$37,269	215%

Net sales were $479,012. Excluding Arcadia, net sales were $253,885 for the nine months ended September 30, 2022, an increase of 35% compared with the same period in 2021 primarily due to increased drilling and well completion activity in North America and a corresponding increase in unit sales of DynaEnergetics’ DS perforating systems.

Gross profit percentage was 29.3%. Excluding Arcadia, gross profit percentage was 27.6% versus 24.7% in the same period in 2021. The improvement compared to prior year primarily was due to higher sales volume on fixed manufacturing overhead expenses, primarily due to increases in unit sales of DS perforating systems at DynaEnergetics. These increases were partially offset by a less favorable project mix at NobelClad and higher material costs at DynaEnergetics. Additionally, 2021 gross profit was favorably impacted by the receipt of $4,134 ERC under the CARES Act.

General and administrative expenses increased $30,209 for the nine months ended September 30, 2022 compared with the same period in 2021. The Arcadia acquisition contributed $22,337 to the increase. The remainder of the increase was due to higher outside services costs by $1,725, which was primarily related to patent infringement litigation in which DynaEnergetics is the plaintiff, higher headcount and salaries, benefits, and other-payroll related costs including variable incentive compensation by $2,644, higher business-related travel by $1,668, and the expiration of the 2021 ERC under the CARES Act by $1,028.

Selling and distribution expenses increased $15,003 for the nine months ended September 30, 2022 compared with the same period in 2021.The Arcadia acquisition contributed $11,832 to the increase. The remainder of the increase was from the expiration of the 2021 ERC under the CARES Act by $1,236, higher business-related travel by $431, increased lease expense by

$399, higher depreciation expense by $136, higher outside service costs by $165, and higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $319.

Operating income was $19,423 for the nine months ended September 30, 2022 compared to $3,095 in the same period last year. The improved performance was attributable to DynaEnergetics and the acquisition of Arcadia. Operating income for the nine months ended September 30, 2021 was also favorably impacted by receipt of $6,398 ERC under the CARES Act.

Other expense, net of $35 for the nine months ended September 30, 2022 primarily related to net unrealized and realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $4,058 for the nine months ended September 30, 2022 increased compared with the same period in 2021 due to the principal balance outstanding on the credit facility entered into in December 2021 in conjunction with the acquisition of Arcadia, as well as increasing interest rates during the year-to-date period.

Income tax provision of $4,938 was recorded on income before income taxes of $15,330. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 33% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a favorable impact to the effective tax rate. The effective rate was impacted unfavorably by discrete stock-based compensation shortfalls of $454. We recorded an income tax provision of $610 on income before income taxes of $3,169 for the nine months ended September 30, 2021. The effective rate was impacted favorably by discrete stock-based compensation windfall benefits of $832. The rate was also impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S.

Net income attributable to DMC Global Inc. for the nine months ended September 30, 2022 was $8,981, or $0.20 per diluted share after the adjustment related to the redeemable noncontrolling interest, compared to net income of $2,559, or $0.15 per diluted share, for the same period in 2021.

Adjusted EBITDA for the nine months ended September 30, 2022 increased compared with the same period in 2021 primarily due to the acquisition of Arcadia and improved performance of DynaEnergetics. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2022	2021
Net income	$10,392	$2,559
Interest expense, net	4,058	230
Income tax provision	4,938	610
Depreciation	10,578	8,400
Amortization of purchased intangible assets	33,154	823
EBITDA	63,120	12,622
Restructuring expenses	53	127
Amortization of acquisition-related inventory valuation step-up	430	—
Stock-based compensation	6,891	4,904
Other expense (income), net	35	(304)
Adjusted EBITDA attributable to redeemable noncontrolling interest	(15,911)	—
Adjusted EBITDA attributable to DMC Global Inc.	$54,618	$17,349

Adjusted Net Income and Adjusted Diluted Earnings per Share increased for the nine months ended September 30, 2022 compared with the same period in 2021 primarily due to the factors discussed above. See "Overview" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Nine months ended September 30, 2022
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$8,981	$0.47
Amortization of acquisition-related inventory valuation step-up, net of tax	199	0.01
NobelClad restructuring expenses, net of tax	36	—
As adjusted	$9,216	$0.48
(1) Calculated using diluted weighted average shares outstanding of 19,357,333

	Nine months ended September 30, 2021
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$2,559	0.15
NobelClad restructuring expenses, net of tax	127	0.01
As adjusted	$2,686	$0.16
(1) Calculated using diluted weighted average shares outstanding of 17,250,525

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

Arcadia

As more fully described in the 2021 Form 10-K, a 60% controlling interest in Arcadia was acquired in December 2021. A summary of results of operations for Arcadia for the three and nine months ended September 30, 2022 is as follows (in thousands):

Three and nine months ended September 30, 2022

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Net sales	$80,697	$225,127
Gross profit	23,892	70,364
Gross profit percentage	29.6%	31.3%
COSTS AND EXPENSES:
General and administrative expenses	8,782	22,337
Selling and distribution expenses	4,135	11,832
Amortization of purchased intangible assets	7,233	32,674
Operating income	3,742	3,521
Adjusted EBITDA	12,065	39,777
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,826)	(15,911)
Adjusted EBITDA attributable to DMC Global Inc.	$7,239	$23,866

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

During the three and nine months ended September 30, 2022, both net sales and cost of products sold increased in comparison to pre-acquisition periods, largely driven by higher customer pricing in response to higher base aluminum metal prices and increases in other input costs. During the nine months ended September 30, 2022, cost of products sold was also negatively impacted by the amortization of the inventory step-up recorded in purchase accounting. Gross profit dollars generated were consistent with pre-acquisition periods; however, the related gross profit percentage decreased as increased input costs outpaced the increase in net sales from higher average selling prices. General and administrative and selling and distribution expenses were higher in comparison to pre-acquisition periods. Higher general and administrative expenses were driven by public company related expenses such as internal and external audit fees, investments to support growth, employee headcount and compensation, non-recurring integration costs including outside services costs such as professional services, and depreciation expense related to the increase in fair value of property, plant and equipment recorded as of the date of acquisition. Higher sales and distribution expenses were driven primarily by increases in employee headcount and compensation. Amortization of purchased intangible assets related to identifiable intangible assets recorded as of the date of acquisition.

Adjusted EBITDA was primarily driven by the factors discussed above. See “Overview” above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30, 2022	Nine months ended September 30, 2022
Operating income	$3,742	$3,521
Adjustments:
Amortization of acquisition-related inventory valuation step-up	—	430
Depreciation	733	2,144
Amortization of purchased intangible assets	7,233	32,674
Stock-based compensation	357	1,008
Adjusted EBITDA	12,065	39,777
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,826)	(15,911)
Adjusted EBITDA attributable to DMC Global Inc.	$7,239	$23,866

DynaEnergetics

Three months ended September 30, 2022 compared with three months ended September 30, 2021

	Three months ended September 30,
	2022	2021	$ change	% change
Net sales	$70,372	$44,237	$26,135	59%
Gross profit	21,237	9,924	11,313	114%
Gross profit percentage	30.2%	22.4%
COSTS AND EXPENSES:
General and administrative expenses	4,924	4,990	(66)	(1%)
Selling and distribution expenses	4,257	3,260	997	31%
Amortization of purchased intangible assets	78	89	(11)	(12%)
Operating income	11,978	1,585	10,393	656%
Adjusted EBITDA	$13,935	$3,597	$10,338	287%

Net sales increased $26,135 for the three months ended September 30, 2022 compared to the same period in 2021. Higher energy prices and a growing reliance on North American oil and gas has led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. International sales also increased, which favorably impacted results in the third quarter of 2022.

Gross profit percentage increased to 30.2% for the three months ended September 30, 2022 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses, primarily due to increases in unit sales of DS perforating systems. The three months ended September 30, 2021 was favorably impacted by the receipt of $1,250 ERC under the CARES Act.

Selling and distribution expenses increased $997 for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $296, the expiration of the 2021 ERC under the CARES Act by $279, and higher lease expense by $196.

Operating income increased $10,393 for the three months ended September 30, 2022 compared to the same period in 2021 due to the factors discussed above.

Adjusted EBITDA for the three months ended September 30, 2022 increased compared with the same period in 2021 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2022	2021
Operating income	$11,978	$1,585
Adjustments:
Depreciation	1,879	1,923
Amortization of purchased intangible assets	78	89
Adjusted EBITDA	$13,935	$3,597

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

	Nine months ended September 30,
	2022	2021	$ change	% change
Net sales	$186,776	$124,677	$62,099	50%
Gross profit	53,805	29,034	24,771	85%
Gross profit percentage	28.8%	23.3%
COSTS AND EXPENSES:
General and administrative expenses	14,657	12,574	2,083	17%
Selling and distribution expenses	12,318	9,702	2,616	27%
Amortization of purchased intangible assets	245	451	(206)	(46%)
Operating income	26,585	6,307	20,278	322%
Adjusted EBITDA	$32,493	$12,402	$20,091	162%

Net sales increased $62,099 for the nine months ended September 30, 2022 compared to the same period in 2021 due to a recovery in energy demand and a growing reliance on North American oil and gas, which led to increased drilling and well completion activity in North America and increased sales of DynaEnergetics’ DS perforating systems. International sales also increased, which favorably impacted results in 2022.

Gross profit percentage increased to 28.8% for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses, primarily increases in unit sales of DS perforating systems. The nine months ended September 30, 2021 was favorably impacted by the receipt of $2,696 ERC under the CARES Act.

General and administrative expenses increased $2,083 for the nine months ended September 30, 2022 compared to the same period in 2021 due to an increase in outside services costs by $831, primarily related to patent infringement litigation in which DynaEnergetics is the plaintiff, higher salaries, benefits, and other-payroll related costs including variable incentive compensation by $541, and the expiration of the 2021 ERC under the CARES Act by $333.

Selling and distribution expenses increased $2,616 for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the expiration of the 2021 ERC under the CARES Act by $800, increases in lease expense by $425, increases in salaries, benefits, and other-payroll related costs including variable incentive compensation by $506, higher business-related travel by $239, and increases in depreciation expense by $116.

Operating income increased $20,278 for the nine months ended September 30, 2022 compared to the same period in 2021 due to the factors discussed above.

Adjusted EBITDA increased for the nine months ended September 30, 2022 compared to the same period in 2021 due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2022	2021
Operating income	$26,585	$6,307
Adjustments:
Depreciation	5,663	5,644
Amortization of purchased intangible assets	245	451
Adjusted EBITDA	$32,493	$12,402

NobelClad

Three months ended September 30, 2022 compared with three months ended September 30, 2021

	Three months ended September 30,
	2022	2021	$ change	% change
Net sales	$23,396	$22,938	$458	2%
Gross profit	6,325	6,883	(558)	(8%)
Gross profit percentage	27.0%	30.0%
COSTS AND EXPENSES:
General and administrative expenses	1,475	933	542	58%
Selling and distribution expenses	2,263	2,208	55	2%
Amortization of purchased intangible assets	74	122	(48)	(39%)
Restructuring expenses	8	—	8	—%
Operating income	2,505	3,620	(1,115)	(31%)
Adjusted EBITDA	$3,412	$4,587	$(1,175)	(26%)

Net sales increased $458 for the three months ended September 30, 2022 compared to the same period in 2021 primarily due to the timing of shipments out of backlog. NobelClad net sales in 2022 were also negatively impacted by the weakening of the Euro compared to the United States Dollar.

Gross profit percentage decreased to 27.0% for the three months ended September 30, 2022. The three months ended September 30, 2021 was favorably impacted by the receipt of $550 ERC under the CARES Act. Excluding the CARES Act and foreign currency impacts, the gross profit percentage was consistent period over period.

General and administrative expenses increased $542 for the three months ended September 30, 2022 compared to the same period in 2021 due to higher outside services costs by $472 primarily related to the implementation of a new enterprise resource planning system.

Operating income decreased $1,115 for the three months ended September 30, 2022 compared to the same period in 2021 due to a decrease in gross profit and higher general and administrative expenses. Operating income in 2021 was benefited by the receipt of $719 of ERC under the CARES Act.

Adjusted EBITDA for the three months ended September 30, 2022 decreased compared with the same period in 2021 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2022	2021
Operating income	$2,505	$3,620
Adjustments:
Restructuring expenses	8	—
Depreciation	825	845
Amortization of purchased intangibles	74	122
Adjusted EBITDA	$3,412	$4,587

Nine months ended September 30, 2022 compared with nine months ended September 30, 2021

	Nine months ended September 30,
	2022	2021	$ change	% change
Net sales	$67,109	$63,594	$3,515	6%
Gross profit	16,532	17,960	(1,428)	(8%)
Gross profit percentage	24.6%	28.2%
COSTS AND EXPENSES:
General and administrative expenses	3,644	2,636	1,008	38%
Selling and distribution expenses	6,910	6,230	680	11%
Amortization of purchased intangible assets	235	372	(137)	(37%)
Restructuring expenses	53	127	(74)	(58%)
Operating income	5,690	8,595	(2,905)	(34%)
Adjusted EBITDA	$8,468	$11,573	$(3,105)	(27%)

Net sales increased $3,515 for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due to the timing of shipments out of backlog. The increase in net sales was partially offset by the weakening of the Euro compared to the United States Dollar.

Gross profit percentage decreased to 24.6% for the nine months ended September 30, 2022. The nine months ended September 30, 2021 was favorably impacted by the receipt of $1,438 ERC under the CARES Act. Excluding the CARES Act and foreign currency impacts, the gross profit percentage decreased in 2022 due to a less favorable project mix.

General and administrative expenses increased $1,008 for the nine months ended September 30, 2022 compared to the same period in 2021 due to higher outside services costs by $847 primarily related to the implementation of a new enterprise resource planning system.

Selling and distribution expenses increased $680 for the nine months ended September 30, 2022 compared to the same period in 2021 primarily due the expiration of the 2021 ERC under the CARES Act by $436 and the resumption of business travel by $193.

Operating income decreased $2,905 for the nine months ended September 30, 2022 compared to the same period in 2021 due to lower gross profit and higher general and administrative and selling and distribution expenses.

Adjusted EBITDA for the nine months ended September 30, 2022 decreased compared to the same period in 2021 primarily due to the factors discussed above. See “Overview” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2022	2021
Operating income	$5,690	$8,595
Adjustments:
Restructuring expenses	53	127
Depreciation	2,490	2,479
Amortization of purchased intangibles	235	372
Adjusted EBITDA	$8,468	$11,573

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $117,923 at September 30, 2022 compared to $116,615 at December 31, 2021. Net debt increased during 2022 to fund a build-up of working capital, which included higher inventory levels due to increased prices and lead times for several key raw materials at DynaEnergetics and Arcadia, and an increase in sales volume at DynaEnergetics in 2022. We have a fully undrawn and available $50,000 revolving credit facility at September 30, 2022.

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

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. Consolidated Pro Forma EBITDA equals Adjusted EBITDA as calculated within the Consolidated Results of Operations section plus certain predefined add-backs, which include up to $5,000 for one-time integration expenses incurred in the twelve-month period following the closing date of the Arcadia acquisition. The maximum leverage ratio permitted by our credit facility is 3.25 to 1.0 from the quarter ended September 30, 2022 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter. The actual leverage ratio as of September 30, 2022, calculated in accordance with the credit facility, as amended, was 2.10 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to the preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes to the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2022 was 2.17 to 1.0.

As of September 30, 2022, U.S. dollar revolving loans of $0 and borrowings of $138,750 on the Term Loan were outstanding under our credit facility and our available revolver borrowing capacity was $50,000.

We also maintain a line of credit with a German bank for our NobelClad and DynaEnergetics operations in Europe. This line of credit provides a borrowing capacity of €7,000.

Other contractual obligations and commitments

Our debt balance decreased to $136,409 at September 30, 2022 from $147,425 at December 31, 2021. Our other contractual obligations and commitments have not materially changed since December 31, 2021.

Cash flows provided by (used in) operating activities

Net cash provided by operating activities was $24,335 for the nine months ended September 30, 2022 compared with net cash used in operating activities of $1,906 in the same period last year. The increase primarily was due to higher net income and higher non-cash reconciling adjustments related to amortization of purchased intangible assets from the Arcadia acquisition. These increases were partially offset by use of cash for working capital, which included higher inventory levels due to increased input costs and lead times for several key raw materials at DynaEnergetics and Arcadia, and an expected increase in sales volume at DynaEnergetics.

Cash flows used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2022 of $13,311 related to the acquisition of property, plant and equipment and consideration adjustments related to the Arcadia acquisition. Net cash used in investing activities for the nine months ended September 30, 2021 were $124,514 and primarily related to investment in marketable securities of $123,984 made with the proceeds from our May 2021 equity offering.

Cash flows (used in) provided by financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2022 of $22,814 included a distribution to the redeemable noncontrolling interest holder of $10,293, quarterly payments on our term loan of $11,250, and treasury stock purchases of $1,092. Net cash flows provided by financing activities for the nine months ended September 30, 2021 of $134,750 included net proceeds from our equity offering of $123,461 and our ATM equity program of $25,262 partially offset by repayment in full of the Capex Facility of $11,750 and treasury stock purchases of $2,476.

Redeemable noncontrolling interest

The Operating Agreement contains a right for the Company to purchase the remaining interest in Arcadia from the minority interest holder on or after December 23, 2024. Similarly, the minority interest holder of Arcadia has the right to sell its remaining interest in Arcadia to the Company on or after December 23, 2024. As of September 30, 2022, the estimated value of the redeemable noncontrolling interest is $194,962, which is based upon a multiple of Arcadia’s average adjusted earnings for the preceding two fiscal years and its projected adjusted earnings for the then-current fiscal year.

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

The global economy continues to be negatively impacted by increasing tension and uncertainty resulting from Russia's invasion of Ukraine. The adverse and uncertain economic conditions resulting therefrom have and may continue to negatively impact global demand, cause supply chain disruptions and increase costs for transportation, energy and other raw materials. Furthermore, governments in the United States, the European Union, the United Kingdom, Canada and others have imposed financial and economic sanctions on certain industry segments and various parties in Russia. We continue to monitor the conflict including the potential impact of financial and economic sanctions on the global economy and particularly the economies of Europe. Increased trade barriers, sanctions and other restrictions on global or regional trade could adversely affect our business, financial condition and results of operations. Although we have no operations located in Russia or Ukraine, we do supply regularly into Ukraine and the destabilizing effects of Russia’s invasion of Ukraine could have other adverse effects on our business. Further escalation of geopolitical tensions related to this military conflict and/or its expansion could result in loss of property, expropriation, cyberattacks, supply disruptions, plant closures and an inability to obtain key supplies and materials, as well as adversely affect both our and our customers' supply chains and logistics, particularly in Europe.

In many cases, both our German operations and those of European customers and suppliers depend on the availability of natural gas for use in their manufacturing operations. A significant proportion of Germany's natural gas supply originates from Russia. Material disruptions of natural gas supply to Europe and in particular Germany, whether from sanctions, counter-measures by Russia, other restrictions, damage to infrastructure and logistics or otherwise from the destabilizing effects of military conflict could materially and adversely impact European and global natural gas and oil markets. We expect that shortages in supply and increases in costs of natural gas or other energy will adversely impact our ability to operate our German manufacturing facilities as efficiently and cost-effectively as previously, which could adversely affect our business, results of operations and financial condition.

In addition, the effects of such military conflict could heighten and increase many of the other risks described in Part I, Item 1A. "Risk Factors" in our Form 10-K for the year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans during the third quarter of 2022, we retained shares of common stock in satisfaction of withholding tax obligations. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2022	64	$18.03
August 1 to August 31, 2022	—	$—
September 1 to September 30, 2022	—	$—
Total	64	$18.03

(1) Share purchases in 2022 represent shares withheld to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of September 30, 2022, the maximum number of shares that may yet be purchased would not exceed the employees’ portion of taxes withheld on unvested shares (495,932) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (151,468) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2022, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

10.31 Third Amendment to License Agreement dated March 31, 2018 by and between Coolspring Stone Supply Company (“CSSC”) and the Company.

10.32 Third Amendment to Risk Allocation, Consulting and Services Agreement dated March 31, 2018 by and between Snoddy Management, Inc. (“SMI”) and the Company.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statement of Stockholders’ Equity, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	November 3, 2022	/s/ Michael Kuta
Michael Kuta, Chief Financial Officer (Duly Authorized Officer and Principal Financial and Accounting Officer)