Form 10-Q
period 2023-03-31
DMC Global Inc.
filed 2023-05-04
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Common Stock outstanding was 19,716,554 as of April 28, 2023.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding the resiliency of DynaEnergetics’ end markets and customer pricing, potential price increases at DynaEnergetics, anticipated profit margin improvements resulting from changes in manufacturing processes and the introduction of new products in DynaEnergetics, the resiliency in Arcadia’s core geographic regions and end markets, plans to install additional finishing capacity and targets for such lines to be operational, the expected timing and benefits of the completion of phase one of the new enterprise resource planning system at Arcadia, projected increases in demand at NobelClad, our backlog at NobelClad, our ability to access our at-the-market offerings or the capital markets in the future, the completion of the search process for our next Chief Executive Officer, expected material and labor cost trends, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2022 and such things as the following: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate Arcadia; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2023 and 2022 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2023 and 2022 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosure about Market Risk	32

Item 4	Controls and Procedures	32

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	33

Item 1A	Risk Factors	33

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3	Defaults Upon Senior Securities	33

Item 4	Mine Safety Disclosures	33

Item 5	Other Information	33

Item 6	Exhibits	33

	Signatures	34

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,647	$25,144
Accounts receivable, net of allowance for doubtful accounts of $772 and $925, respectively	109,332	94,415
Inventories	179,545	156,590
Prepaid expenses and other	17,069	10,723
Total current assets	325,593	286,872
Property, plant and equipment	214,243	211,277
Less - accumulated depreciation	(85,448)	(81,832)
Property, plant and equipment, net	128,795	129,445
Goodwill	141,725	141,725
Purchased intangible assets, net	212,258	217,925
Deferred tax assets	7,669	7,633
Other assets	87,963	95,378
Total assets	$904,003	$878,978

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,408	$46,816
Accrued expenses	11,099	8,415
Accrued income taxes	5,837	4,256
Accrued employee compensation and benefits	14,586	14,441
Contract liabilities	31,198	32,080
Current portion of long-term debt	15,000	15,000
Other current liabilities	12,823	7,042
Total current liabilities	161,951	128,050
Long-term debt	111,686	117,798
Deferred tax liabilities	2,122	1,908
Other long-term liabilities	58,445	63,053
Total liabilities	334,204	310,809
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	187,522	187,522
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,399,461 and 20,140,654 shares issued, respectively	1,020	1,007
Additional paid-in capital	308,675	303,893
Retained earnings	124,986	125,215
Other cumulative comprehensive loss	(27,989)	(28,758)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 682,907 and 605,723 shares, respectively	(24,415)	(20,710)
Total stockholders’ equity	382,277	380,647
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$904,003	$878,978
The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2023	2022
Net sales	$184,341	$138,716
Cost of products sold	132,130	101,810
Gross profit	52,211	36,906
Costs and expenses:
General and administrative expenses	26,500	17,718
Selling and distribution expenses	12,824	10,090
Amortization of purchased intangible assets	5,667	12,976
Restructuring expenses	—	32
Total costs and expenses	44,991	40,816
Operating income (loss)	7,220	(3,910)
Other expense:
Other expense, net	(200)	(209)
Interest expense, net	(2,381)	(1,024)
Income (loss) before income taxes	4,639	(5,143)
Income tax provision (benefit)	2,500	(863)
Net income (loss)	$2,139	$(4,280)
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,230	(992)
Net income (loss) attributable to DMC Global Inc. stockholders	$909	$(3,288)

Net loss per share attributable to DMC Global Inc. stockholders:
Basic	$(0.01)	$(0.47)
Diluted	$(0.01)	$(0.47)
Weighted average shares outstanding:
Basic	19,462,636	19,301,126
Diluted	19,462,636	19,301,126

Reconciliation to net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended March 31,
	2023	2022
Net income (loss) attributable to DMC Global Inc. stockholders	$909	$(3,288)
Adjustment of redeemable noncontrolling interest	(1,138)	(5,717)
Net loss attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$(229)	$(9,005)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Net income (loss)	$2,139	$(4,280)

Change in cumulative foreign currency translation adjustment	769	(1,204)
Other comprehensive income (loss)	$2,908	$(5,484)

Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	1,230	(992)

Comprehensive income (loss) attributable to DMC Global Inc. stockholders	$1,678	$(4,492)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2022	20,140,654	$1,007	$303,893	$125,215	$(28,758)	(605,723)	$(20,710)	$380,647	$187,522
Net income	—	—	—	909	—	—	—	909	1,230
Change in cumulative foreign currency translation adjustment	—	—	—	—	769	—	—	769	—
Shares issued in connection with stock compensation plans	258,807	13	(13)	—	—	—	—	—	—
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,600)
Stock-based compensation	—	—	4,795	—	—	—	—	4,795	232
Adjustment of redeemable noncontrolling interest	—	—	—	(1,138)	—	—	—	(1,138)	1,138
Treasury stock activity	—	—	—	—	—	(77,184)	(3,705)	(3,705)	—
Balances, March 31, 2023	20,399,461	$1,020	$308,675	$124,986	$(27,989)	(682,907)	$(24,415)	$382,277	$187,522

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	(19,479)	$360,525	$197,196
Net loss	—	—	—	(3,288)	—	—	—	(3,288)	(992)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,204)	—	—	(1,204)	—
Shares issued in connection with stock compensation plans	163,443	8	(8)	—	—	—	—	—	—
Consideration adjustment related to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(427)
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(4,400)
Stock-based compensation	—	—	2,267	—	—	—	—	2,267	102
Adjustment of redeemable noncontrolling interest	—	—	—	(5,717)	—	—	—	(5,717)	5,717
Treasury stock activity	—	—	—	—	—	(16,773)	(1,088)	(1,088)	—
Balances, March 31, 2022	20,084,272	$1,004	$296,774	$102,026	$(27,742)	(587,188)	$(20,567)	$351,495	$197,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2023	2022
Cash flows provided by (used in) operating activities:
Net income (loss)	$2,139	$(4,280)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	3,400	3,359
Amortization of purchased intangible assets	5,667	12,976
Amortization of deferred debt issuance costs	138	132
Amortization of acquisition-related inventory valuation step-up	—	258
Stock-based compensation	5,027	2,358
Deferred income taxes	178	(2,714)
Other	(405)	41
Change in:
Accounts receivable, net	(14,664)	(7,480)
Inventories	(22,678)	(19,877)
Prepaid expenses and other	1,131	(2,324)
Accounts payable	24,336	7,162
Contract liabilities	(906)	5,968
Accrued expenses and other liabilities	3,702	(163)
Net cash provided by (used in) operating activities	7,065	(4,584)

Cash flows used in investing activities:
Acquisition of property, plant and equipment	(2,226)	(1,536)
Net cash used in investing activities	(2,226)	(1,536)

Cash flows used in financing activities:
Repayments on term loan	(6,250)	(3,750)
Payment of debt issuance costs	—	(97)
Distributions to redeemable noncontrolling interest holder	(2,600)	(4,400)
Treasury stock purchases	(2,157)	(1,088)
Net cash used in financing activities	(11,007)	(9,335)

Effects of exchange rates on cash	671	21

Net decrease in cash and cash equivalents	(5,497)	(15,434)
Cash and cash equivalents, beginning of the period	25,144	30,810
Cash and cash equivalents, end of the period	$19,647	$15,376

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures, including critical and significant accounting policies normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

Accounts Receivable

The Company measures expected credit losses for its accounts receivable using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company has disaggregated pools of accounts receivable balances by business, geography and/or customer risk profile and has used history and other experience to establish an allowance for credit losses at the time the receivable is recognized. To measure expected credit losses, we have elected to pool trade receivables by business segment and analyze each segment’s accounts receivable balances as separate populations. Within each segment, receivables exhibit similar risk characteristics.

During the three months ended March 31, 2023, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, rising interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense for allowances recorded is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2023, net recoveries of $154 were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2022	$244	$603	$78	$925
Current period provision for expected credit losses	—	32	—	32
Recoveries of amounts previously reserved	(184)	(2)	—	(186)
Impacts of foreign currency exchange rates and other	—	1	—	1
Allowance for doubtful accounts, March 31, 2023	$60	$634	$78	$772

Redeemable noncontrolling interest

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

The Company initially accounted for the noncontrolling interest at its acquisition date fair value. We determined that neither the Call Option nor the Put Option meet the definition of a derivative as the Operating Agreement does not allow for contractual net settlement, the options cannot be settled outside the Operating Agreement through a market mechanism, and the underlying shares are deemed illiquid as they are not publicly traded and thus not considered readily convertible to cash. Additionally, the settlement price for both options is based upon a predefined calculation tied to adjusted earnings rather than a fixed price, and the formula is based upon a multiple of Arcadia’s average adjusted earnings over a three-year period. As such, we have concluded that the Call Option and Put Option are embedded within the noncontrolling interest and therefore do not represent freestanding instruments.

Given that the noncontrolling interest is subject to possible redemption with redemption rights that are not entirely within the control of the Company, we have concluded that the noncontrolling interest should be accounted for in accordance with ASC 480 Distinguishing Liabilities from Equity ("ASC 480"). The noncontrolling interest is also probable of redemption, as the only criteria for the security to become redeemable is the passage of time. As such, the redeemable noncontrolling interest is classified in temporary equity, separate from the stockholders’ equity section, in the Condensed Consolidated Balance Sheets.

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of March 31, 2023 and December 31, 2022, the redeemable noncontrolling interest is $187,522.

Promissory Note

In order to equalize after-tax consideration to the redeemable noncontrolling interest holder relative to an alternative transaction structure, immediately following the closing of the acquisition, the Company loaned $24,902 to the redeemable noncontrolling interest holder. The loan was evidenced by an unsecured promissory note, and the loan will be repaid out of proceeds from the sale of the redeemable noncontrolling interest holder’s interests in Arcadia, whether received upon exercise of the Put Option, the Call Option or upon sales to third parties permitted under the terms of the Operating Agreement. The loan must be repaid in full by December 16, 2051 and has been recorded within “Other Assets” in the Condensed Consolidated Balance Sheets.

Revenue Recognition

The Company’s revenues are primarily derived from consideration paid by customers for tangible goods. The Company analyzes its different products by business segment to determine the appropriate basis for revenue recognition. Revenue is not generated from sources other than contracts with customers, and revenue is recognized net of any taxes collected from customers, which are subsequently remitted to governmental authorities. There are no material upfront costs for operations that are incurred from contracts with customers.

Our rights to payments for goods transferred to customers within our DynaEnergetics and NobelClad business segments arise when control is transferred at a point in time and not on any other criteria. Our rights to payments for goods transferred to customers within our Arcadia business segment also generally arise when control is transferred at a point in time; however, at times, control of certain customized, project-based products passes to the customer over time. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days across all of our segments. In instances when we require customers to make advance payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 9 "Business Segments" for disaggregated revenue disclosures.

See additional revenue recognition policy disclosures specific to each of our business segments within our Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

We recognize the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the Condensed Consolidated Financial Statements from such a position are measured as the largest benefit that is more likely than not to be realized upon ultimate resolution. We recognize interest and penalties related to uncertain tax positions in operating expense.

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

Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest value as of the end of the period presented. Refer to "Redeemable noncontrolling interest" section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method.

	Three months ended March 31,
	2023	2022
Net income (loss) attributable to DMC Global Inc. stockholders, as reported	$909	$(3,288)
Adjustment of redeemable noncontrolling interest	(1,138)	(5,717)
Less: Undistributed net income available to participating securities	—	—
Numerator for basic net loss per share:	(229)	(9,005)
Add: Undistributed net income allocated to participating securities	—	—
Less: Undistributed net income reallocated to participating securities	—	—
Numerator for diluted net loss per share:	(229)	(9,005)
Denominator:
Weighted average shares outstanding for basic net loss per share	19,462,636	19,301,126
Effect of dilutive securities (1)	—	—
Weighted average shares outstanding for diluted net loss per share	19,462,636	19,301,126
Net loss per share attributable to DMC Global Inc. stockholders
Basic	$(0.01)	$(0.47)
Diluted	$(0.01)	$(0.47)

(1)Given we were in a net loss position after the adjustment of redeemable noncontrolling interest for the three months ended March 31, 2023 and 2022, all potentially dilutive shares were anti-dilutive and were therefore excluded from the determination of diluted EPS.

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

The Plan provides for deferred compensation obligations to be settled either by delivery of a fixed number of shares of DMC’s common stock or in cash, in accordance with participant contributions and elections. For deferred equity awards, subsequent to equity award vesting and after a period prescribed by the Plan, participants can elect to diversify contributions of equity awards into other investment options available to Plan participants. Once diversified, such contributions will be settled by delivery of cash.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amount included within “Prepaid expenses and other” and “Other current liabilities” pertains to scheduled distributions per the terms of the Plan to our former Chief Executive Officer (“CEO”) that will occur within twelve months of March 31, 2023. Refer to Note 12 for additional information regarding the CEO transition.

	Balance Sheet location	March 31, 2023	December 31, 2022
Deferred compensation assets	Prepaid expenses and other	$5,798	$—
Deferred compensation assets	Other assets	$8,098	$13,566
Deferred compensation obligations	Other current liabilities	$5,798	$—
Deferred compensation obligations	Other long-term liabilities	$11,424	$15,292

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. The carrying value of our revolving loans and term loan under our credit facility, when outstanding, also approximate their fair value because of the variable interest rate associated with those instruments, which reset each month at market interest rates. All of these account balances are considered Level 1 assets and liabilities.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $8,625 as of March 31, 2023 and $8,444 as of December 31, 2022 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of March 31, 2023 or December 31, 2022.

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

Inventories consisted of the following at March 31, 2023:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$10,233	$22,463	$9,806	$42,502
Work-in-process	13,006	30,914	12,460	56,380
Finished goods	53,978	26,418	—	80,396
Supplies	—	—	267	267
Total inventories	$77,217	$79,795	$22,533	$179,545

Inventories consisted of the following at December 31, 2022:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$11,099	$23,701	$8,926	$43,726
Work-in-process	11,468	21,198	7,587	40,253
Finished goods	55,074	16,802	456	72,332
Supplies	—	—	279	279
Total inventories	$77,641	$61,701	$17,248	$156,590

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following at March 31, 2023:

	Gross	Accumulated Amortization	Net
Core technology	$14,257	$(14,229)	$28
Customer relationships	244,980	(52,880)	192,100
Trademarks / Trade names	23,940	(3,810)	20,130
Total intangible assets	$283,177	$(70,919)	$212,258

Our purchased intangible assets consisted of the following at December 31, 2022:

	Gross	Accumulated Amortization	Net
Core technology	$14,063	$(14,031)	$32
Customer backlog	22,000	(22,000)	—
Customer relationships	244,650	(47,254)	197,396
Trademarks / Trade names	23,914	(3,417)	20,497
Total intangible assets	$304,627	$(86,702)	$217,925

The change in the gross value of our unamortized purchased intangible assets at March 31, 2023 from December 31, 2022 was due to foreign currency translation.

5.      CONTRACT LIABILITIES

At times, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	March 31, 2023	December 31, 2022
Arcadia	$24,335	$27,634
NobelClad	5,293	3,661
DynaEnergetics	1,570	785
Total contract liabilities	$31,198	$32,080

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities, primarily supply chain delays and disruptions.

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	March 31, 2023	December 31, 2022
ROU asset	$46,912	$48,470

Current lease liability	7,025	7,041
Long-term lease liability	41,580	43,001
Total lease liability	$48,605	$50,042

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

Arcadia leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and former president of Arcadia. There were eight related party leases in effect as of March 31, 2023, with expiration dates ranging from calendar years 2025 to 2031. As of March 31, 2023, the total ROU asset and related lease liability recognized for related party leases was $28,036 and $28,625, respectively.

For the three months ended March 31, 2023 and 2022, operating lease expense was $3,040 and $2,767, respectively. Related party lease expense for the three months ended March 31, 2023 and 2022 was $1,156 in each period and is included in total operating lease expense. Short term and variable lease costs were not significant for any period presented.

7.      DEBT

Outstanding borrowings consisted of the following at:

	March 31, 2023	December 31, 2022
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Term loan	128,750	135,000
Commerzbank line of credit	—	—
Outstanding borrowings	128,750	135,000
Less: debt issuance costs	(2,064)	(2,202)
Total debt	126,686	132,798
Less: current portion of long-term debt	(15,000)	(15,000)
Long-term debt	$111,686	$117,798

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
Borrowings under the $150,000 Term Loan and $50,000 revolving loan limit can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base Rate plus an applicable margin (varying from 0.50% to 2.00%). As of March 31, 2023, no amounts were outstanding on the revolver.

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

As of March 31, 2023, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank with a borrowing capacity of €7,000 for certain European operations. This line of credit is also used to issue bank guarantees to customers to secure advance payments made by them. As of March 31, 2023 and December 31, 2022, we had no outstanding borrowings under this line of credit and bank guarantees of €2,023 and €2,221, respectively, were secured by the line of credit. The line of credit has open-ended terms and can be canceled by the bank at any time.

Included in “Long-term debt” are deferred debt issuance costs of $2,064 and $2,202 as of March 31, 2023 and December 31, 2022, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility, which expires on December 23, 2026.

8.     INCOME TAXES

The effective tax rate for each of the periods reported differs from the U.S. statutory rate primarily due to variation in contribution to consolidated pre-tax income from each jurisdiction for the respective periods, differences between the U.S. and foreign tax rates (which range from 20% to 33%), permanent differences between book and taxable income, and income or loss attributable to the redeemable noncontrolling interest holder.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three months ended March 31, 2023 and March 31, 2022, we did not record any adjustments to previously established valuation allowances, except for corresponding adjustments related to changes in deferred tax asset balances. These adjustments had no impact on the Condensed Consolidated Statements of Operations. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

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
Segment information is as follows:

	Three months ended March 31,
	2023	2022
Net sales:
Arcadia	$80,338	$67,968
DynaEnergetics	81,968	48,887
NobelClad	22,035	21,861
Net sales	$184,341	$138,716

	Three months ended March 31,
	2023	2022
Income (loss) before income taxes:
Arcadia	$3,133	$(2,443)
DynaEnergetics	13,168	3,298
NobelClad	2,621	705
Segment operating income	18,922	1,560

Unallocated corporate expenses	(7,254)	(3,368)
Unallocated stock-based compensation*	(4,448)	(2,102)
Other expense, net	(200)	(209)
Interest expense, net	(2,381)	(1,024)
Income (loss) before income taxes	$4,639	$(5,143)

	Three months ended March 31,
	2023	2022
Depreciation and amortization:
Arcadia	$6,469	$13,349
DynaEnergetics	1,787	1,984
NobelClad	740	915
Segment depreciation and amortization	8,996	16,248
Corporate and other	71	87
Consolidated depreciation and amortization	$9,067	$16,335

* Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

In the tables below, net sales for Arcadia have been presented consistent with United States regional definitions as provided by the American Institute of Architects. The geographic distribution of net sales for DynaEnergetics and NobelClad is based on the customer location.

Arcadia

	Three months ended March 31,
	2023	2022
West	$62,282	$56,204
South	8,553	5,839
Northeast	6,853	3,217
Midwest	2,650	2,708
Total Arcadia	$80,338	$67,968

DynaEnergetics

	Three months ended March 31,
	2023	2022
United States	$64,649	$38,743
Canada	7,040	4,749
United Arab Emirates	1,788	1,213
Oman	1,747	928
Kuwait	1,357	542
Indonesia	704	342
India	623	230
Rest of the world(1)	4,060	2,140
Total DynaEnergetics	$81,968	$48,887

(1) Rest of the world does not include any individual country comprising sales greater than 2% of total DynaEnergetics revenue.

NobelClad

	Three months ended March 31,
	2023	2022
United States	$9,119	$9,155
China	2,206	2,357
United Arab Emirates	1,860	998
Canada	1,855	1,438
Germany	1,271	587
United Kingdom	796	49
Italy	671	413
France	558	351
Sweden	497	—
Belgium	466	276
South Africa	430	843
Norway	365	234
Netherlands	353	491
Spain	295	199
India	2	2,325
Rest of the world	1,291	2,145
Total NobelClad	$22,035	$21,861

(1) Rest of the world does not include any individual country comprising sales greater than 2% of total NobelClad revenue.

During the three months ended March 31, 2023, one DynaEnergetics customer accounted for approximately 10% of consolidated net sales. The same DynaEnergetics customer accounted for approximately 15% of consolidated accounts receivable as of March 31, 2023 and December 31, 2022. During the three months ended March 31, 2022, no single customer accounted for approximately 10% of consolidated net sales.

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

As of March 31, 2023 and December 31, 2022, the net notional amounts of the forward contracts the Company held were $28,335 and $21,907, respectively. At March 31, 2023 and December 31, 2022, the fair value of outstanding forward contracts was $0.

The following table presents the location and amount of net gains (losses) from hedging activities, which offset foreign currency gains and losses recorded in the normal course of business that are not presented below, for the periods presented.

		Three months ended March 31,
Derivative	Statements of Operations Location	2023	2022
Foreign currency contracts	Other expense, net	$171	$(127)

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

12. CHIEF EXECUTIVE OFFICER TRANSITION

During the first quarter of 2023, the Company and its former CEO entered into a separation agreement pursuant to which the former CEO received certain severance benefits consistent with his pre-existing employment agreement with the Company. These severance benefits include 18 months of salary, a lump sum cash payment, and accelerated vesting of outstanding equity awards. During the three months ended March 31, 2023, the Company recognized $1,621 of severance related expense and $3,040 of stock-based compensation expense related to the accelerated vesting of outstanding equity awards. These expenses were recognized in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

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

Our businesses follow a clear and compelling strategy and are led by excellent leadership teams that we support with business resources and capital. We take a focused approach to capital allocation and work with our business leaders to identify investments that will advance their operating strategies and generate attractive returns. Our approach helps our portfolio companies grow their core businesses, launch new initiatives, upgrade technologies and systems, expand their markets and improve their competitive positions. Our culture is to foster local innovation versus centralized control. Headquartered in Broomfield, Colorado, DMC trades on Nasdaq under the symbol “BOOM.”

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

DynaEnergetics

DynaEnergetics designs, manufactures and distributes highly engineered products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. These products are primarily sold to oilfield service companies in the U.S., Europe, Canada, Africa, the Middle East, and Asia. The market for perforating products, which are used during the well completion process, generally corresponds with oil and gas exploration and production activity. Well completion operations are increasingly complex, which in turn has increased the demand for intrinsically-safe, reliable and technically advanced perforating systems.

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, manufacturing supplies and other manufacturing overhead expenses.

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment, as well as specialized transition joints for use in construction of commuter rail cars, ships, and LNG processing equipment. While a significant portion of the demand for our products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to ship most orders in our backlog within twelve months. NobelClad's backlog increased to $59,989 at March 31, 2023 from $55,451 at December 31, 2022.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $184,341 in the first quarter of 2023 versus $138,716 in the first quarter of 2022, an increase of 33%. The improved performance primarily was driven by DynaEnergetics due to increased drilling and well completion activity in North America.

•Arcadia reported sales of $80,338 in the first quarter of 2023, representing an increase of 18% compared with the first quarter of 2022. The increase was largely attributable to higher customer pricing in response to aluminum metal inflation throughout a significant portion of 2022, as well as increases in other input costs.

•DynaEnergetics’ sales of $81,968 in the first quarter of 2023 increased 68% compared with the first quarter of 2022 due to higher North American drilling and well completions, which led to increased demand for its DynaStage (“DS”) perforating systems. Supply chain disruptions including a shortage of sand, which is a key material used to complete unconventional wells, impacted activity levels at end customers in North America in the first quarter of 2022. DynaEnergetics’ international sales also improved year over year, increasing 90% compared with the first quarter of 2022.

•NobelClad’s sales of $22,035 in the first quarter of 2023 increased 1% compared with the first quarter of 2022 reflecting a modest increase in shipments out of backlog.

•Consolidated gross profit was 28.3% in the first quarter of 2023 versus 26.6% in the first quarter of 2022. The improvement compared to the prior year was attributable to the impact of higher sales volume, primarily in unit sales of DS perforating systems at DynaEnergetics, on fixed manufacturing overhead expenses.

•Consolidated selling, general and administrative (SG&A) expenses were $39,324 in the first quarter of 2023 compared with $27,808 in the first quarter of 2022. During the first quarter, the Company and its former Chief Executive Officer (“CEO”) entered into a separation agreement. In conjunction with this change, we incurred total CEO transition charges of $2,965 inclusive of severance expense directly related to the former CEO of $1,621, as well as $3,040 of stock-based compensation expense related to the accelerated vesting of the former CEO’s outstanding equity awards. Remaining year-over-year SG&A increases were primarily attributable to higher outside service costs driven by patent infringement litigation costs at DynaEnergetics and payroll related expenses.

•Cash of $19,647 at March 31, 2023 decreased $5,497 from $25,144 at December 31, 2022. The decrease in cash primarily related to principal payments on the Company’s Term Loan under our credit facility.

Outlook

While we remain in a period of macroeconomic uncertainty, our businesses reported resilient demand for their products through the first quarter.

Arcadia serves the commercial building market primarily in the western and southwestern United States as well as the high-end residential market across the United States. Both commercial and residential operations have built substantial order backlogs and are benefiting from relatively strong markets, which collectively are expected to lead to continued sequential improvement in Arcadia’s financial performance in the second quarter of 2023. In addition, we expect to increase our finishing capacity during 2023, which will increase manufacturing throughput. The implementation of phase one of a new enterprise resource planning system is nearing completion and should improve operating efficiencies.

In North America, well completion activity remained healthy in the first quarter of 2023, which positively impacted demand at DynaEnergetics and led to record unit sales of DynaEnergetics’ fully integrated and factory-assembled DS perforating systems. We believe well completion activity and customer pricing will remain resilient during the balance of 2023. DynaEnergetics instituted price increases throughout 2022 to offset higher labor and material costs, and additional price increases may occur in 2023 depending upon market dynamics. Additionally, DynaEnergetics is seeking to implement more efficient manufacturing processes and is planning to introduce several premium products in 2023 that collectively are designed to improve profit margins. DynaEnergetics offers a highly differentiated product line, and its factory-assembled DS perforating systems are delivered just in time to the well site, eliminating customer assembly operations and requiring fewer people on location. In the past several years, we have engaged in litigation seeking to enforce our patents and defend against accusations of infringement of others’ patents. These lawsuits have increased our general and administrative expenses in recent years and during the first quarter of 2023; however, we expect these costs to be substantially lower for the remainder of 2023.

NobelClad, DMC’s composite metals business, is experiencing increasing demand for its Cylindra™ cryogenic transition joints used in the liquified natural gas industry, while repair and maintenance work from downstream energy and petrochemical industries is also improving. NobelClad backlog was $59,989 as of March 31, 2023, up from $55,451 as of December 31, 2022. We expect to ship most orders in our backlog within 12 months.

In January 2023, the Company announced the appointment of Michael Kuta and David Aldous as interim co-Chief Executive Officers. In addition, DMC named Eric Walter as the new Chief Financial Officer, and Arcadia named James Chilcoff as its new President. In connection with these leadership changes, near-term priorities include the acceleration of Arcadia’s integration, strengthening the profitability of DynaEnergetics, achieving commercial success with new products introduced in NobelClad, and improving the Company’s overall cash flow through more effective working capital management and targeted cost reductions. Efforts to identify DMC’s next Chief Executive Officer have begun in earnest. A leading executive search firm has been retained to help in evaluating both external and internal candidates. This important process is expected to be completed before the end of the calendar year.

Use of Non-GAAP Financial Measures

Adjusted EBITDA is a non-GAAP (generally accepted accounting principles) measure that we believe provides an important indicator of our ongoing operating performance and that we use in operational and financial decision-making. We define EBITDA as net income (loss) plus net interest, taxes, depreciation and amortization. Adjusted EBITDA excludes from EBITDA stock-based compensation, restructuring expenses and asset impairment charges (if applicable) and, when appropriate, nonrecurring items that management does not utilize in assessing DMC’s operating performance (as further described in the tables below). Adjusted EBITDA attributable to DMC Global Inc. stockholders excludes the adjusted EBITDA attributable to the 40% redeemable noncontrolling interest in Arcadia. For our business segments, Adjusted EBITDA is defined as operating income (loss) plus depreciation, amortization, allocated stock-based compensation (if applicable), restructuring expenses and asset impairment charges (if applicable) and, when appropriate, nonrecurring items that management does not utilize in assessing operating performance. As a result, internal management reports used during monthly operating reviews feature Adjusted EBITDA and certain management incentive awards are based, in part, on the amount of Adjusted EBITDA achieved during the year.

Adjusted net income (loss) is defined as net income (loss) attributable to DMC Global Inc. stockholders plus restructuring expenses and asset impairment charges (if applicable) and, when appropriate, nonrecurring items that management does not utilize in assessing DMC’s operating performance. Adjusted diluted earnings per share is defined as diluted earnings per share attributable to DMC Global Inc. stockholders (exclusive of adjustment of redeemable noncontrolling interest) plus restructuring expenses and asset impairment charges (if applicable) and, when appropriate, nonrecurring items that management does not utilize in assessing DMC’s operating performance.

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

Consolidated Results of Operations

Three months ended March 31, 2023 compared with three months ended March 31, 2022

	Three months ended March 31,
	2023	2022	$ change	% change
Net sales	$184,341	$138,716	$45,625	33%
Gross profit	52,211	36,906	15,305	41%
Gross profit percentage	28.3%	26.6%
COSTS AND EXPENSES:
General and administrative expenses	26,500	17,718	8,782	50%
% of net sales	14.4%	12.8%
Selling and distribution expenses	12,824	10,090	2,734	27%
% of net sales	7.0%	7.3%
Amortization of purchased intangible assets	5,667	12,976	(7,309)	(56%)
% of net sales	3.1%	9.4%
Restructuring expenses	—	32	(32)	(100%)
Operating income (loss)	7,220	(3,910)	11,130	285%
Other expense, net	(200)	(209)	9	(4%)
Interest expense, net	(2,381)	(1,024)	(1,357)	133%
Income (loss) before income taxes	4,639	(5,143)	9,782	190%
Income tax provision (benefit)	2,500	(863)	3,363	390%
Net income (loss)	2,139	(4,280)	6,419	150%
Less: Net income (loss) attributable to redeemable noncontrolling interest	1,230	(992)	2,222	224%
Net income (loss) attributable to DMC Global Inc.	909	(3,288)	4,197	128%
Adjusted EBITDA attributable to DMC Global Inc.	$20,091	$10,505	$9,586	91%

Net sales were $184,341 for the three months ended March 31, 2023, or an increase of 33% compared with the same period in 2022, primarily due to an increase in unit sales of DynaEnergetics’ DS perforating systems and higher customer pricing at Arcadia in response to raw material and labor inflation.

Gross profit percentage was 28.3% versus 26.6% in the same period in 2022. The improvement compared to the prior year was attributable to the impact of higher sales volume on fixed manufacturing overhead expenses, primarily due to increases in unit sales of DS perforating systems at DynaEnergetics. These favorable impacts were partially offset by higher material and other input costs at each business segment.

General and administrative expenses increased $8,782 for the three months ended March 31, 2023 compared with the same period in 2022. The increase was driven by CEO transition charges of $2,965 as well as higher stock-based compensation expense related to the accelerated vesting of our former CEO’s outstanding equity awards. In addition, outside service costs increased by $1,145 due primarily to patent infringement litigation costs at DynaEnergetics and non-capitalizable implementation costs incurred related to a new enterprise resource planning system at Arcadia. There was also an increase in salaries, benefits, and other-payroll related costs including variable incentive compensation of $1,860.

Selling and distribution expenses increased $2,734 for the three months ended March 31, 2023 compared with the same period in 2022. The increase primarily was due to higher salaries, benefits, and other-payroll related costs including variable incentive and stock-based compensation of $2,397 and higher outside services costs of $316.

Operating income was $7,220 for the three months ended March 31, 2023 compared to an operating loss of $3,910 in the same period in 2022. The increase in operating income was the result of improved performance at DynaEnergetics and Arcadia.

Other expense, net of $200 for the three months ended March 31, 2023 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $2,381 for the three months ended March 31, 2023 increased compared with the same period in 2022 due to an increase in interest rates as the Term Loan under our credit facility has a variable interest rate.

Income tax provision of $2,500 was recorded on income before income taxes of $4,639. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, certain compensation expenses that are not tax deductible in the U.S and discrete stock-based compensation impacts of $1,298. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax benefit of $863 on loss before income taxes of $5,143 for the three months ended March 31, 2022. The prior year effective rate was impacted unfavorably by discrete stock-based compensation impacts of $386. The rate was also impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. for the three months ended March 31, 2023 was $909, compared to net loss of $3,288 for the same period in 2022.

Adjusted EBITDA for the three months ended March 31, 2023 increased compared with the same period in 2022 primarily due to the improved performance of DynaEnergetics. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2023	2022
Net income (loss)	$2,139	$(4,280)
Interest expense, net	2,381	1,024
Income tax provision (benefit)	2,500	(863)
Depreciation	3,400	3,359
Amortization of purchased intangible assets	5,667	12,976
EBITDA	16,087	12,216
Stock-based compensation	5,027	2,358
CEO transition expenses (1)	2,965	—
Restructuring expenses	—	32
Amortization of acquisition-related inventory valuation step-up	—	258
Other expense, net	200	209
Adjusted EBITDA	24,279	15,073
Adjusted EBITDA attributable to redeemable noncontrolling interest	(4,188)	(4,568)
Adjusted EBITDA attributable to DMC Global Inc.	$20,091	$10,505

(1) During the first quarter of 2023, the Company and its former CEO entered into a separation agreement. In conjunction with this event as well as a reprioritization of near-term initiatives, we have incurred certain transition expenses, primarily including: (a) severance related charges for the former CEO and other impacted employees of $1,906; (b) CEO transition and executive search firm costs of $557; and (c) contract termination costs of $350.

Adjusted Net Income and Adjusted Diluted Earnings per Share for the three months ended March 31, 2023 increased compared with the same period in 2022 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended March 31, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc.	$909	$0.05
CEO transition expenses and accelerated stock-based compensation, net of tax(2)	5,235	0.27
As adjusted	$6,144	$0.32
(1) Calculated using diluted weighted average shares outstanding of 19,462,636
(2) Includes CEO transition expenses of $2,965 and accelerated stock-based compensation of $3,040 related to the vesting of the former CEO’s outstanding equity awards, net of tax.

	Three months ended March 31, 2022
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc.	$(3,288)	$(0.17)
Amortization of acquisition-related inventory valuation step-up, net of tax	133	0.01
NobelClad restructuring expenses and asset impairments, net of tax	22	—
As adjusted	$(3,133)	$(0.16)
(1) Calculated using diluted weighted average shares outstanding of 19,301,126

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. Segment operating income will reconcile to consolidated income (loss) before income taxes by deducting unallocated corporate expenses, including unallocated stock-based compensation, other expense, net, and interest expense, net.

Arcadia

Three months ended March 31, 2023 compared with three months ended March 31, 2022

	Three months ended March 31,
	2023	2022	$ change	% change
Net sales	$80,338	$67,968	$12,370	18%
Gross profit	22,094	20,245	1,849	9%
Gross profit percentage	27.5%	29.8%
COSTS AND EXPENSES:
General and administrative expenses	7,857	6,143	1,714	28%
Selling and distribution expenses	5,452	3,737	1,715	46%
Amortization of purchased intangible assets	5,652	12,808	(7,156)	(56%)
Operating income (loss)	3,133	(2,443)	5,576	228%
Adjusted EBITDA	10,470	11,420	(950)	(8%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,188)	(4,568)	(380)	(8%)
Adjusted EBITDA attributable to DMC Global Inc.	$6,282	$6,852	(570)	(8%)

Net sales increased $12,370 for the three months ended March 31, 2023 compared to the same period in 2022 primarily due to higher customer pricing in response to raw material and labor inflation.

Gross profit percentage decreased to 27.5% for the three months ended March 31, 2023 primarily due to higher base aluminum metal prices and an increase in other input costs.

General and administrative expenses increased $1,714 for three months ended March 31, 2023 compared to the same period in 2022 due to higher outside services costs of $710 in part due to the implementation of a new enterprise resource planning system, higher salaries, benefits, and other-payroll related costs including stock-based compensation and variable compensation of $857, and higher depreciation expense of $147.

Selling and distribution expenses increased $1,715 for the three months ended March 31, 2023 compared to the same period in 2022 due to higher salaries, benefits, and other-payroll related costs including stock-based compensation of $1,903. This increase is primarily attributable to an increase in employee headcount and was offset by a decrease in bad debt expense of $209.

Amortization of purchased intangible assets decreased $7,156 for the three months ended March 31, 2023 compared to the same period in 2022 as the customer backlog purchased intangible asset was fully amortized over its 7 month useful life in 2022.

Operating income increased $5,576 for the three months ended March 31, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA for the three months ended March 31, 2023 decreased compared with the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2023	2022
Operating income (loss)	$3,133	$(2,443)
Adjustments:
Depreciation	817	541
Amortization of purchased intangible assets	5,652	12,808
Stock-based compensation	579	256
CEO transition expenses	289	—
Amortization of acquisition-related inventory valuation step-up	—	258
Adjusted EBITDA	10,470	11,420
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,188)	(4,568)
Adjusted EBITDA attributable to DMC Global Inc.	$6,282	$6,852

DynaEnergetics

Three months ended March 31, 2023 compared with three months ended March 31, 2022

	Three months ended March 31,
	2023	2022	$ change	% change
Net sales	$81,968	$48,887	$33,081	68%
Gross profit	24,437	12,608	11,829	94%
Gross profit percentage	29.8%	25.8%
COSTS AND EXPENSES:
General and administrative expenses	6,197	5,322	875	16%
Selling and distribution expenses	5,057	3,903	1,154	30%
Amortization of purchased intangible assets	15	85	(70)	(82%)
Operating income	13,168	3,298	9,870	299%
Adjusted EBITDA	$14,955	$5,282	$9,673	183%

Net sales increased $33,081 for the three months ended March 31, 2023 compared to the same period in 2022 due to higher North American drilling and well completions, which led to increased demand for DS perforating systems. Supply chain disruptions, including a shortage of sand which is a key material used to complete unconventional wells, impacted DynaEnergetics’ end customers’ activity levels in North America in the first quarter of 2022. International sales also increased 90% in the first quarter of 2023 compared to the same period in 2022.

Gross profit percentage increased to 29.8% for the three months ended March 31, 2023 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses.

General and administrative expenses increased $875 for the three months ended March 31, 2023 compared to the same period in 2022 due to higher outside services costs of $957 due primarily to patent infringement litigation costs.

Selling and distribution expenses increased $1,154 for the three months ended March 31, 2023 compared to the same period in 2022 due to higher salaries, benefits, and other-payroll related costs including variable incentive compensation of $658, higher outside services cost of $330, and an increase in business-related travel of $78.

Operating income increased $9,870 for the three months ended March 31, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA for the three months ended March 31, 2023 increased compared with the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2023	2022
Operating income	$13,168	$3,298
Adjustments:
Depreciation	1,772	1,899
Amortization of purchased intangible assets	15	85
Adjusted EBITDA	$14,955	$5,282

NobelClad

Three months ended March 31, 2023 compared with three months ended March 31, 2022

	Three months ended March 31,
	2023	2022	$ change	% change
Net sales	$22,035	$21,861	$174	1%
Gross profit	5,783	4,181	1,602	38%
Gross profit percentage	26.2%	19.1%
COSTS AND EXPENSES:
General and administrative expenses	923	1,037	(114)	(11%)
Selling and distribution expenses	2,239	2,324	(85)	(4%)
Amortization of purchased intangible assets	—	83	(83)	(100%)
Restructuring expenses	—	32	(32)	(100%)
Operating income	2,621	705	1,916	272%
Adjusted EBITDA	$3,361	$1,652	$1,709	103%

Net sales were consistent for the three months ended March 31, 2023 compared to the same period in 2022.

Gross profit percentage increased to 26.2% for the three months ended March 31, 2023 primarily due to a more favorable project mix.

General and administrative expenses decreased $114 for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to lower legal expense and business-related travel.

Operating income increased $1,916 for the three months ended March 31, 2023 compared to the same period in 2022 due primarily to an increase in gross profit.

Adjusted EBITDA for the three months ended March 31, 2023 increased compared with the same period in 2022 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2022	2021
Operating income	$2,621	$705
Adjustments:
Depreciation	740	832
Amortization of purchased intangible assets	—	83
Restructuring expenses	—	32
Adjusted EBITDA	$3,361	$1,652

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $107,039 at March 31, 2023 compared to $107,654 at December 31, 2022. The decrease in net debt during the first quarter of 2023 was due to $6,250 in Term Loan repayments, including a $2,500 principal prepayment, offset by a reduction in cash and cash equivalents. We have a fully undrawn and available $50,000 revolving credit facility at March 31, 2023.

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

Borrowings under the $150,000 Term Loan and $50,000 revolving loan limit can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base rate plus an applicable margin (varying from 0.50% to 2.00%). As of March 31, 2023, no amounts were outstanding on the revolver.

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of March 31, 2023, we were in compliance with all financial covenants and other provisions of our debt agreements.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. Consolidated Pro Forma EBITDA equals Adjusted EBITDA as calculated within the Consolidated Results of Operations section plus certain predefined add-backs, which include up to $5,000 for one-time integration expenses incurred in the twelve-month period following the closing date of the Arcadia acquisition. The maximum leverage ratio permitted by our credit facility is 3.25 to 1.0 through the quarter ended March 31, 2023, and 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter. The actual leverage ratio as of March 31, 2023, calculated in accordance with the credit facility, as amended, was 1.47 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes to the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2023 was 2.99 to 1.0.

As of March 31, 2023, borrowings of $128,750 on the Term Loan under our credit facility were outstanding. No revolving loans were outstanding, and our available borrowing capacity was $50,000 as of March 31, 2023.

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

As of March 31, 2023, the settlement amount of the redeemable noncontrolling interest of $187,522 remains unchanged from December 31, 2022. Refer to Note 2 within Item 1 for further information related to the valuation of the redeemable noncontrolling interest.

Other contractual obligations and commitments

Our debt balance decreased to $126,686 at March 31, 2023 from $132,798 at December 31, 2022 for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2022.

Cash flows provided by (used in) operating activities

Net cash provided by operating activities was $7,065 for the three months ended March 31, 2023 compared with net cash used in operating activities of $4,584 in the same period last year. The increase primarily was due to higher net income, partially offset by an increase in accounts receivable, net, which is attributable to sales growth.

Cash flows used in investing activities

Net cash used in investing activities for the three months ended March 31, 2023 and 2022 of $2,226 and $1,536, respectively, related to the acquisition of property, plant and equipment.

Cash flows used in financing activities

Net cash flows used in financing activities for the three months ended March 31, 2023 of $11,007 included a distribution to the redeemable noncontrolling interest holder of $2,600, a quarterly principal payment and prepayment on our Term Loan of $6,250, and treasury stock purchases of $2,157. Net cash flows used in financing activities for the three months ended March 31, 2022 of $9,335 included a distribution to the redeemable noncontrolling interest holder of $4,400, a quarterly principal payment on our Term Loan of $3,750, and treasury stock purchases of $1,088.

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

Critical Accounting Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimates, judgments and assumptions that affect the amounts reported for revenues, expenses, asset, liabilities, and other related disclosures. Our critical accounting estimates have not changed from those reported in Item Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officers and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the first quarter of 2023, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2023	29,825	$21.81
February 1 to February 28, 2023	76,167	$26.47
March 1 to March 31, 2023	40,742	$25.57
Total	146,734	$25.28

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2) As of March 31, 2023, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (476,521) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (94,265) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2023, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

None.

Item 6. Exhibits

10.1 Severance and Release Agreement, dated March 16, 2023, by and between Arcadia Products, LLC, DMC Global Inc. and James Schladen.

10.2 Second Amended and Restated Limited Liability Company Agreement of Arcadia Products, LLC, dated February 28, 2023, by and among Arcadia Products, LLC, DMC Global Inc., DMC Korea, Inc., and New Arcadia Holdings, Inc.

31.1 Certification of the Co-President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of the Co-President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3 Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of the Co-President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification of the Co-President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.3 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	May 4, 2023	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 4, 2023	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)