Form 10-Q
period 2023-06-30
DMC Global Inc.
filed 2023-08-08
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Common Stock outstanding was 19,764,347 as of August 3, 2023.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding the resiliency of DynaEnergetics’ end markets and customer pricing despite expected decreases in well completion activity in the second half of 2023, anticipated profit margin improvements resulting from changes in manufacturing processes and the introduction of new products in DynaEnergetics, our expectations regarding the decrease in patent litigation expenses in DynaEnergetics during the remainder of 2023, the resiliency in Arcadia’s core geographic regions and end markets, the expected recovery of profitability in Arcadia during the remainder of 2023, the expected benefits of the completion of phase one of the new enterprise resource planning system at Arcadia, projected increases in demand at NobelClad, our backlog at NobelClad, our ability to access our at-the-market offerings or the capital markets in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2022 and such things as the following: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate Arcadia; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended June 30, 2023 and 2022 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2023 and 2022 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosure about Market Risk	37

Item 4	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3	Defaults Upon Senior Securities	39

Item 4	Mine Safety Disclosures	39

Item 5	Other Information	39

Item 6	Exhibits	39

	Signatures	40

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$18,724	$25,144
Marketable securities	2,414	—
Accounts receivable, net of allowance for doubtful accounts of $750 and $925, respectively	112,177	94,415
Inventories	190,947	156,590
Prepaid expenses and other	16,434	10,723
Total current assets	340,696	286,872
Property, plant and equipment	217,633	211,277
Less - accumulated depreciation	(89,006)	(81,832)
Property, plant and equipment, net	128,627	129,445
Goodwill	141,725	141,725
Purchased intangible assets, net	206,593	217,925
Deferred tax assets	7,279	7,633
Other assets	85,427	95,378
Total assets	$910,347	$878,978

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,559	$46,816
Accrued expenses	13,966	8,415
Accrued income taxes	9,455	4,256
Accrued employee compensation and benefits	13,185	14,441
Contract liabilities	32,863	32,080
Current portion of long-term debt	15,000	15,000
Other current liabilities	13,108	7,042
Total current liabilities	155,136	128,050
Long-term debt	108,069	117,798
Deferred tax liabilities	2,214	1,908
Other long-term liabilities	59,100	63,053
Total liabilities	324,519	310,809
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	187,522	187,522
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,450,043 and 20,140,654 shares issued, respectively	1,022	1,007
Additional paid-in capital	310,455	303,893
Retained earnings	138,801	125,215
Other cumulative comprehensive loss	(27,543)	(28,758)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 685,542 and 605,723 shares, respectively	(24,429)	(20,710)
Total stockholders’ equity	398,306	380,647
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$910,347	$878,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales	$188,664	$165,831	$373,005	$304,547
Cost of products sold	126,774	113,732	258,904	215,542
Gross profit	61,890	52,099	114,101	89,005
Costs and expenses:
General and administrative expenses	17,526	18,816	44,026	36,534
Selling and distribution expenses	11,700	10,545	24,524	20,635
Amortization of purchased intangible assets	5,667	12,793	11,334	25,769
Restructuring expenses	—	13	—	45
Total costs and expenses	34,893	42,167	79,884	82,983
Operating income	26,997	9,932	34,217	6,022
Other (expense) income:
Other (expense) income, net	(439)	54	(639)	(155)
Interest expense, net	(2,432)	(1,263)	(4,813)	(2,287)
Income before income taxes	24,126	8,723	28,765	3,580
Income tax provision	6,600	2,264	9,100	1,401
Net income	$17,526	$6,459	$19,665	$2,179
Less: Net income (loss) attributable to redeemable noncontrolling interest	3,823	907	5,053	(85)
Net income attributable to DMC Global Inc. stockholders	$13,703	$5,552	$14,612	$2,264

Net income (loss) per share attributable to DMC Global Inc. stockholders:
Basic	$0.70	$0.20	$0.69	$(0.26)
Diluted	$0.70	$0.20	$0.69	$(0.26)
Weighted average shares outstanding:
Basic	19,497,871	19,374,714	19,477,576	19,338,049
Diluted	19,504,963	19,374,736	19,485,863	19,338,049

Reconciliation to net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income attributable to DMC Global Inc. stockholders	$13,703	$5,552	$14,612	$2,264
Adjustment of redeemable noncontrolling interest	112	(1,535)	(1,026)	(7,252)
Net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$13,815	$4,017	$13,586	$(4,988)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income	$17,526	$6,459	$19,665	$2,179

Change in cumulative foreign currency translation adjustment	446	(2,587)	1,215	(3,791)
Other comprehensive income (loss)	$17,972	$3,872	$20,880	$(1,612)

Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	3,823	907	5,053	(85)

Comprehensive income (loss) attributable to DMC Global Inc. stockholders	$14,149	$2,965	$15,827	$(1,527)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2022	20,140,654	$1,007	$303,893	$125,215	$(28,758)	(605,723)	$(20,710)	$380,647	$187,522
Net income	—	—	—	909	—	—	—	909	1,230
Change in cumulative foreign currency translation adjustment	—	—	—	—	769	—	—	769	—
Shares issued in connection with stock compensation plans	258,807	13	(13)	—	—	—	—	—	—
Stock-based compensation	—	—	4,795	—	—	—	—	4,795	232
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,600)
Adjustment of redeemable noncontrolling interest	—	—	—	(1,138)	—	—	—	(1,138)	1,138
Treasury stock activity	—	—	—	—	—	(77,184)	(3,705)	(3,705)	—
Balances, March 31, 2023	20,399,461	$1,020	$308,675	$124,986	$(27,989)	(682,907)	$(24,415)	$382,277	$187,522
Net income	—	—	—	13,703	—	—	—	13,703	3,823
Change in cumulative foreign currency translation adjustment	—	—	—	—	446	—	—	446	—
Shares issued in connection with stock compensation plans	50,582	2	210	—	—	—	—	212	—
Stock-based compensation	—	—	1,570	—	—	—	—	1,570	129
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,840)
Adjustment of redeemable noncontrolling interest	—	—	—	112	—	—	—	112	(112)
Treasury stock activity	—	—	—	—	—	(2,635)	(14)	(14)	—
Balances, June 30, 2023	20,450,043	$1,022	$310,455	$138,801	$(27,543)	(685,542)	$(24,429)	$398,306	$187,522

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	$(19,479)	$360,525	$197,196
Net loss	—	—	—	(3,288)	—	—	—	(3,288)	(992)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,204)	—	—	(1,204)	—
Shares issued in connection with stock compensation plans	163,443	8	(8)	—	—	—	—	—	—
Consideration adjustment related to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(427)
Stock-based compensation	—	—	2,267	—	—	—	—	2,267	102
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(4,400)
Adjustment of redeemable noncontrolling interest	—	—	—	(5,717)	—	—	—	(5,717)	5,717
Treasury stock activity	—	—	—	—	—	(16,773)	(1,088)	(1,088)	—
Balances, March 31, 2022	20,084,272	$1,004	$296,774	$102,026	$(27,742)	(587,188)	$(20,567)	$351,495	$197,196
Net income	—	—	—	5,552	—	—	—	5,552	907
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,587)	—	—	(2,587)	—
Shares issued in connection with stock compensation plans	35,657	2	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	2,133		—	—	—	2,133	158
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,600)
Adjustment of redeemable noncontrolling interest	—	—	—	(1,535)	—	—	—	(1,535)	1,535
Treasury stock activity	—	—	—	—	—	(10,570)	(3)	(3)	—
Balances, June 30, 2022	20,119,929	$1,006	$298,905	$106,043	$(30,329)	(597,758)	$(20,570)	$355,055	$197,196

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2023	2022
Cash flows provided by operating activities:
Net income	$19,665	$2,179
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,834	7,037
Amortization of purchased intangible assets	11,334	25,769
Amortization of deferred debt issuance costs	271	267
Amortization of acquisition-related inventory valuation step-up	—	430
Stock-based compensation	6,726	4,649
Deferred income taxes	660	(164)
Other	(433)	90
Change in:
Accounts receivable, net	(17,313)	(22,250)
Inventories	(33,954)	(29,814)
Prepaid expenses and other	6,051	1,161
Accounts payable	10,015	4,955
Contract liabilities	723	12,389
Accrued expenses and other liabilities	7,965	(4,162)
Net cash provided by operating activities	18,544	2,536

Cash flows used in investing activities:
Investment in marketable securities	(2,414)	—
Proceeds from escrow related to acquisition of business	—	640
Acquisition of property, plant and equipment	(5,122)	(6,319)
Net cash used in investing activities	(7,536)	(5,679)

Cash flows used in financing activities:
Repayments on term loan	(10,000)	(7,500)
Payment of debt issuance costs	—	(176)
Distributions to redeemable noncontrolling interest holder	(6,311)	(7,000)
Net proceeds from issuance of common stock to employees and directors	212	—
Treasury stock purchases	(2,171)	(1,094)
Net cash used in financing activities	(18,270)	(15,770)

Effects of exchange rates on cash	842	(78)

Net decrease in cash and cash equivalents	(6,420)	(18,991)
Cash and cash equivalents, beginning of the period	25,144	30,810
Cash and cash equivalents, end of the period	$18,724	$11,819

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

During the three and six months ended June 30, 2023, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, rising interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense for allowances recorded is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2023, net recoveries of $23 and $177, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2022	$244	$603	$78	$925
Current period provision for expected credit losses	—	32	—	32
Recoveries of amounts previously reserved	(184)	(25)	—	(209)
Impacts of foreign currency exchange rates and other	—	1	1	2
Allowance for doubtful accounts, June 30, 2023	$60	$611	$79	$750

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of June 30, 2023 and December 31, 2022, the redeemable noncontrolling interest is $187,522.

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

Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest value as of the end of the period presented. Refer to the "Redeemable noncontrolling interest" section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net income attributable to DMC Global Inc. stockholders, as reported	$13,703	$5,552	14,612	2,264
Adjustment of redeemable noncontrolling interest	112	(1,535)	(1,026)	(7,252)
Less: Undistributed net income available to participating securities	(229)	(60)	(225)	—
Numerator for basic net income (loss) per share:	13,586	3,957	13,361	(4,988)
Add: Undistributed net income allocated to participating securities	229	60	225	—
Less: Undistributed net income reallocated to participating securities	(228)	(60)	(225)	—
Numerator for diluted net income (loss) per share:	13,587	3,957	13,361	(4,988)
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	19,497,871	19,374,714	19,477,576	19,338,049
Effect of dilutive securities (1)	7,092	22	8,287	—
Weighted average shares outstanding for diluted net income (loss) per share	19,504,963	19,374,736	19,485,863	19,338,049
Net income (loss) per share attributable to DMC Global Inc. stockholders
Basic	$0.70	$0.20	$0.69	$(0.26)
Diluted	$0.70	$0.20	$0.69	$(0.26)

(1) For the three and six months ended June 30, 2023, 18,337 and 12,883 shares, respectively, have been excluded as their effect would have been anti-dilutive.

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

The Company has established a grantor trust commonly known as a “rabbi trust” and contributed certain assets to satisfy the future obligations to participants in the Plan. These assets are subject to potential claims of the Company’s general creditors. The assets held in the trust include unvested restricted stock awards (“RSAs”), vested company stock awards, company-owned life insurance (“COLI”) on certain current and former employees, and money market and mutual funds. Unvested RSAs and common stock held by the trust are reflected in the Condensed Consolidated Balance Sheets within “Treasury stock, at cost, and company stock held for deferred compensation, at par” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock. COLI is accounted for at the cash surrender value while money market and mutual funds held by the trust are accounted for at fair value.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amount included within “Prepaid expenses and other” and “Other current liabilities” pertains to scheduled distributions per the terms of the Plan to our former Chief Executive Officer (“CEO”) that will occur within twelve months of June 30, 2023. Refer to Note 12 for additional information regarding the CEO transition.

	Balance Sheet location	June 30, 2023	December 31, 2022
Deferred compensation assets	Prepaid expenses and other	$5,866	$—
Deferred compensation assets	Other assets	8,223	13,566
Deferred compensation obligations	Other current liabilities	5,866	—
Deferred compensation obligations	Other long-term liabilities	11,705	15,292

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. Our marketable securities are valued using quoted prices in active markets that are accessible as of the measurement date. The carrying value of our revolving loans and term loan under our credit facility, when outstanding, approximate their fair value because of the variable interest rate associated with those instruments, which reset each month at market interest rates. All of these account balances are considered Level 1 assets and liabilities.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $8,671 as of June 30, 2023 and $8,444 as of December 31, 2022 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of June 30, 2023 or December 31, 2022.

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

Inventories consisted of the following at June 30, 2023:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$7,122	$27,233	$9,205	$43,560
Work-in-process	10,996	36,215	14,440	61,651
Finished goods	56,970	28,444	—	85,414
Supplies	—	—	322	322
Total inventories	$75,088	$91,892	$23,967	$190,947

Inventories consisted of the following at December 31, 2022:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$11,099	$23,701	$8,926	$43,726
Work-in-process	11,468	21,198	7,587	40,253
Finished goods	55,074	16,802	456	72,332
Supplies	—	—	279	279
Total inventories	$77,641	$61,701	$17,248	$156,590

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following at June 30, 2023:

	Gross	Accumulated Amortization	Net
Core technology	$14,351	$(14,327)	$24
Customer relationships	245,143	(58,337)	186,806
Trademarks / Trade names	23,952	(4,189)	19,763
Total intangible assets	$283,446	$(76,853)	$206,593

Our purchased intangible assets consisted of the following at December 31, 2022:

	Gross	Accumulated Amortization	Net
Core technology	$14,063	$(14,031)	$32
Customer backlog	22,000	(22,000)	—
Customer relationships	244,650	(47,254)	197,396
Trademarks / Trade names	23,914	(3,417)	20,497
Total intangible assets	$304,627	$(86,702)	$217,925

The change in the gross value of our unamortized purchased intangible assets at June 30, 2023 from December 31, 2022 was due to foreign currency translation.

5.      CONTRACT LIABILITIES

At times, we require customers to make advance payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	June 30, 2023	December 31, 2022
Arcadia	$19,456	$27,634
NobelClad	10,553	3,661
DynaEnergetics	2,854	785
Total contract liabilities	$32,863	$32,080

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities, primarily supply chain delays and disruptions.

6.      LEASES

The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. Right-of-use (“ROU”) assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the implicit rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term within the Condensed Consolidated Statements of Operations. Lease and non-lease components within the Company’s lease agreements are accounted for together. Variable lease payments are recognized in the period in which the obligation is incurred. The Company has no leases in which the Company is the lessor.

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	June 30, 2023	December 31, 2022
ROU asset	$46,391	$48,470

Current lease liability	7,242	7,041
Long-term lease liability	40,877	43,001
Total lease liability	$48,119	$50,042

The ROU asset is reported in “Other assets” while the current lease liability is reported in “Other current liabilities” and the long-term lease liability is reported in “Other long-term liabilities” in the Company’s Condensed Consolidated Balance Sheets. Cash paid for operating lease liabilities is recorded as operating cash outflows in the Company’s Condensed Consolidated Statements of Cash Flows.

Arcadia leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and former president of Arcadia. There were eight related party leases in effect as of June 30, 2023, with expiration dates ranging from calendar years 2023 to 2026, excluding any renewal options. As of June 30, 2023, the total ROU asset and related lease liability recognized for related party leases was $27,166 and $27,845, respectively.

For the three months ended June 30, 2023 and 2022, operating lease expense was $3,115 and $2,774, respectively. For the six months ended June 30, 2023 and 2022, operating lease expense was $6,155 and $5,541, respectively. Related party lease expense for the three and six months ended June 30, 2023 and 2022 was $1,156 and $2,313, respectively, in each period and is included in total operating lease expense. Short term and variable lease costs were not significant for any period presented.

7.      DEBT

Outstanding borrowings consisted of the following at:

	June 30, 2023	December 31, 2022
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Term loan	125,000	135,000
Commerzbank line of credit	—	—
Outstanding borrowings	125,000	135,000
Less: debt issuance costs	(1,931)	(2,202)
Total debt	123,069	132,798
Less: current portion of long-term debt	(15,000)	(15,000)
Long-term debt	$108,069	$117,798

Syndicated Credit Agreement

On December 23, 2021, we entered into a five-year $200,000 syndicated credit agreement (“credit facility”) which included a $150,000 Term Loan, which is amortizable at 10% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2026, and allows for revolving loans of up to $50,000. The credit facility has an accordion feature to increase the commitments by $100,000 under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of four banks, with KeyBank, N.A. acting as administrative agent. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $150,000 Term Loan and $50,000 revolving loan limit can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base Rate plus an applicable margin (varying from 0.50% to 2.00%). As of June 30, 2023, no amounts were outstanding on the revolver.

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter.

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

As of June 30, 2023, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank with a borrowing capacity of €7,000 for certain European operations. This line of credit is also used to issue bank guarantees to customers to secure advance payments made by them. As of June 30, 2023 and December 31, 2022, we had no outstanding borrowings under this line of credit and bank guarantees of €1,914 and €2,221, respectively, were secured by the line of credit. The line of credit has open-ended terms and can be canceled by the bank at any time.

Included in “Long-term debt” are deferred debt issuance costs of $1,931 and $2,202 as of June 30, 2023 and December 31, 2022, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility, which expires on December 23, 2026.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three and six months ended June 30, 2023 and June 30, 2022, we did not record any adjustments to previously established valuation allowances, except for corresponding adjustments related to changes in deferred tax asset balances. These adjustments had no impact on the Condensed Consolidated Statements of Operations. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

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

Segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Net sales:
Arcadia	$79,158	$76,462	$159,496	$144,430
DynaEnergetics	84,754	67,517	166,722	116,404
NobelClad	24,752	21,852	46,787	43,713
Net sales	$188,664	$165,831	$373,005	$304,547

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Income (loss) before income taxes:
Arcadia	$9,580	$2,222	$12,713	$(221)
DynaEnergetics	17,733	11,309	30,901	14,607
NobelClad	4,707	2,480	7,328	3,185
Segment operating income	32,020	16,011	50,942	17,571

Unallocated corporate expenses	(3,647)	(4,183)	(10,901)	(7,551)
Unallocated stock-based compensation*	(1,376)	(1,896)	(5,824)	(3,998)
Other (expense) income, net	(439)	54	(639)	(155)
Interest expense, net	(2,432)	(1,263)	(4,813)	(2,287)
Income before income taxes	$24,126	$8,723	$28,765	$3,580

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Depreciation and amortization:
Arcadia	$6,541	$13,503	$13,010	$26,852
DynaEnergetics	1,728	1,967	3,515	3,951
NobelClad	700	911	1,440	1,826
Segment depreciation and amortization	8,969	16,381	17,965	32,629
Corporate and other	132	90	203	177
Consolidated depreciation and amortization	$9,101	$16,471	$18,168	$32,806

* Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

In the tables below, the geographic distribution of net sales for all business segments is based on the customer location. Net sales for Arcadia have been presented consistent with United States regional definitions as provided by the American Institute of Architects.

Arcadia

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
West	$62,975	$56,803	$125,257	113,007
South	6,839	9,384	15,392	15,223
Northeast	7,137	5,705	13,990	8,922
Midwest	2,207	4,570	4,857	7,278
Total Arcadia	$79,158	$76,462	$159,496	$144,430

DynaEnergetics

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
United States	$67,716	$51,555	$132,365	$90,298
Canada	5,868	5,363	12,908	10,112
United Arab Emirates	2,170	3	3,958	1,216
Oman	1,387	1,063	3,134	1,991
Kuwait	793	537	2,150	1,079
Indonesia	984	511	1,688	853
India	953	3,781	1,576	4,010
Rest of the world(1)	4,883	4,704	8,943	6,845
Total DynaEnergetics	$84,754	$67,517	$166,722	$116,404

(1) Rest of the world does not include any individual country comprising sales greater than 2% of total DynaEnergetics revenue for the periods presented.

NobelClad

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
United States	$11,245	$10,779	$20,364	$19,935
Canada	1,859	2,354	3,714	3,791
Saudi Arabia	1,747	2,035	1,998	2,043
Brazil	1,746	13	1,746	13
Germany	1,543	573	2,814	1,160
Belgium	1,008	276	1,474	342
China	861	9	3,067	2,367
United Arab Emirates	806	704	2,666	1,702
South Africa	723	488	1,153	1,331
France	522	802	1,080	1,153
Netherlands	409	616	762	1,107
Italy	291	285	962	697
Norway	207	345	572	579
India	152	—	154	2,265
Rest of the world (1)	1,633	2,573	4,261	5,228
Total NobelClad	$24,752	$21,852	$46,787	$43,713

(1) Rest of the world does not include any individual country comprising sales greater than 2% of total NobelClad revenue for the periods presented.

During the three and six months ended June 30, 2023, one DynaEnergetics customer accounted for approximately 10% of consolidated net sales. The same DynaEnergetics customer accounted for approximately 19% and 15% of consolidated accounts receivable as of June 30, 2023 and December 31, 2022, respectively. During the three and six months ended June 30, 2022, no single customer accounted for more than 10% of consolidated net sales.

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

As of June 30, 2023 and December 31, 2022, the net notional amounts of the forward contracts the Company held were $36,938 and $21,907, respectively. At June 30, 2023 and December 31, 2022, the fair value of outstanding forward contracts was $0.

The following table presents the location and amount of net gains (losses) from hedging activities, which offset foreign currency gains and losses recorded in the normal course of business that are not presented below, for the periods presented.

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2023	2022	2023	2022
Foreign currency contracts	Other (expense) income, net	$7	$(25)	$178	$(152)

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

Wage and Hour Matters

Felipe v. Arcadia, Inc. and One Stop Employment Services, Inc. (“One Stop”). This complaint was filed on October 22, 2021 in Los Angeles Superior Court and purports to allege a class action on behalf of all non-exempt California employees who worked on behalf of One Stop or Arcadia at any time during the four years preceding the date of the complaint. One Stop is a staffing agency which provides temporary workers, including to Arcadia. The complaint states claims under California’s labor laws and under its general Unfair Business Practices Act, California Business & Professions Code section 17200. The plaintiff has subsequently dismissed the class action claims without prejudice, acknowledging that Arcadia’s arbitration agreement likely bars such class claims. The plaintiff also filed a separate action under California’s Private Attorneys General Act (“PAGA”) alleging essentially the same wage and hour violations. This action included other Arcadia employees. In Viking River Cruises, Inc. versus Moriana, the U.S. Supreme Court concluded that arbitration agreements may bar representative PAGA claims. However, Viking River left open certain state law issues, which the California Supreme Court has agreed to address. Currently, Felipe’s PAGA representative claims are stayed, and will likely remain stayed until a California Supreme Court ruling. The plaintiff has however commenced arbitration on individual claims, with arbitration set for 2024.

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

We have mediated the Mayorga claims, and as a result have reached a settlement in principle. Arcadia has agreed to pay $375 of a total $600 settlement amount to resolve its portion of all PAGA claims in both the Mayorga and Felipe actions. As proposed, the settlement would not resolve the individual claims of the plaintiff in Felipe. The settlement will become final only if the parties reach agreement on a final written document containing all settlement terms, and only if such settlement is approved by the court. There is no guarantee either condition will occur.

During the second quarter of 2023, Arcadia reserved $375 which represents its current estimate of loss to resolve all PAGA claims. Under the Equity Purchase Agreement, the Company is indemnified for the liability recognized to date related to these matters. Therefore, an offsetting receivable was also recognized such that there was no impact to the Company’s Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2023.

With respect to Felipe’s remaining individual claims and to the extent not resolved through the settlement in principle, Arcadia intends to vigorously defend against the Felipe and Mayorga actions. Due to the nature of these matters and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any, in this circumstance.

12. CHIEF EXECUTIVE OFFICER TRANSITION

During the first quarter of 2023, the Company and its former CEO entered into a separation agreement pursuant to which the former CEO received certain severance benefits consistent with his pre-existing employment agreement with the Company. These severance benefits include 18 months of salary, a lump sum cash payment, and accelerated vesting of outstanding equity awards. During the six months ended June 30, 2023, the Company recognized $1,621 of severance related expense and $3,040 of stock-based compensation expense related to the accelerated vesting of outstanding equity awards. These expenses were recognized in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2022.

Unless stated otherwise, all dollar figures are presented in thousands (000s).

Overview

General

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") owns and operates Arcadia, DynaEnergetics and NobelClad, three innovative, asset-light manufacturing businesses that provide differentiated products and engineered solutions to niche segments of the construction, energy, industrial processing and transportation markets. Each of our businesses provides a unique suite of highly engineered products and differentiated solutions, and each has established a leadership position in its respective markets. Our businesses seek to capitalize on their product and service differentiation to grow market share, expand profit margins, increase cash flow and enhance shareholder value.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment, as well as specialized transition joints for use in construction of commuter rail cars, ships, and LNG processing equipment. While a significant portion of the demand for our products is driven by maintenance and retrofit projects at existing chemical processing, petrochemical processing, oil refining, and aluminum smelting facilities, new plant construction and large plant expansion projects also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog as a primary means to measure the immediate outlook for our NobelClad business. We define “backlog” at any given point in time as all firm, unfulfilled purchase orders and commitments at that time. Most firm purchase orders and commitments are realized, and we expect to ship most orders in our backlog within twelve months. NobelClad's backlog increased to $63,521 at June 30, 2023 from $55,451 at December 31, 2022.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $188,664 in the second quarter of 2023 versus $165,831 in the second quarter of 2022, an increase of 14%. The improved performance primarily was driven by DynaEnergetics due to increased unit sales of DynaStage (“DS”) perforating systems.

•Arcadia reported sales of $79,158 in the second quarter of 2023, representing an increase of 4% compared with the second quarter of 2022. The increase was largely attributable to higher customer pricing in response to aluminum metal inflation throughout a significant portion of 2022, as well as increases in other input costs.

•DynaEnergetics’ sales of $84,754 in the second quarter of 2023 increased 26% compared with the second quarter of 2022 due to an increase in unit sales of DS perforating systems. This increase was driven by continued resiliency in North American drilling and well completions along with a 5% increase in international sales.

•NobelClad’s sales of $24,752 in the second quarter of 2023 increased 13% compared with the second quarter of 2022 reflecting healthy activity in core energy and petrochemical end markets.

•Consolidated gross profit was 32.8% in the second quarter of 2023 versus 31.4% in the second quarter of 2022. The improvement compared to last year primarily was attributable to the impact of higher sales at DynaEnergetics on fixed manufacturing overhead expenses. Favorable project mix at NobelClad also contributed to the improved performance.

•Consolidated selling, general and administrative (SG&A) expenses were $29,226 in the second quarter of 2023 compared with $29,361 in the second quarter of 2022.

•Cash and marketable securities of $21,138 at June 30, 2023 decreased $4,006 from cash of $25,144 at December 31, 2022. The decrease was primarily attributable to $10,000 of principal payments on the Company’s Term Loan under our credit facility, offset by positive cash flow generated from operations. During the second quarter of 2023, the Company invested $2,414 in marketable securities. This investment decision was discretionary and otherwise would have resulted in additional prepayments on our Term Loan.

Outlook

While we remain in a period of continued macroeconomic uncertainty, our businesses reported improved results in the second quarter.

Arcadia serves the commercial building market primarily in the western and southwestern United States as well as the high-end residential market across the United States. Both commercial and residential operations have built substantial order backlogs and are benefiting from resilient markets, which collectively are expected to contribute to a recovery in Arcadia’s profitability throughout the remainder of 2023 in comparison to the same periods in 2022. Phase one of a new enterprise resource planning system went live in July 2023 and should improve operating efficiencies.

In North America, well completion activity remained healthy in the second quarter of 2023, which positively impacted demand at DynaEnergetics and led to another quarter of record unit sales of DynaEnergetics’ fully integrated and factory-assembled DS perforating systems. We believe North American well completion activity will soften during the second half of 2023 based on a recent decline in the number of active drilling rigs and fracking crews, but demand and pricing at DynaEnergetics is expected to remain resilient. Additionally, DynaEnergetics is in the process of implementing more efficient manufacturing processes and is introducing several premium products in 2023 that collectively are expected to improve profit margins. In recent years and first quarter of 2023, patent litigation expenses have increased our general and administrative expenses; however, these costs were substantially lower in the second quarter of 2023, and we expect them to remain lower for the balance of 2023.

NobelClad, DMC’s composite metals business, is experiencing increasing demand for its Cylindra™ cryogenic transition joints used in the liquified natural gas industry, while repair and maintenance work from downstream energy and petrochemical industries is also continuing to improve. NobelClad’s backlog was $63,521 as of June 30, 2023, up from $55,451 as of December 31, 2022. We expect to ship most orders in our backlog within 12 months.

In January 2023, the Company announced the appointment of Michael Kuta and David Aldous as interim co-President and Chief Executive Officers. In addition, DMC named Eric Walter as its new Chief Financial Officer, and Arcadia named James Chilcoff as its new President. On August 4, 2023, the Company appointed Michael Kuta as sole President and Chief Executive Officer and a director. David Aldous remains a member of the Company’s Board of Directors and was re-appointed as Chairman of the Board effective August 4, 2023. In connection with these leadership changes, near-term priorities include the acceleration of Arcadia’s integration, strengthening the profitability of DynaEnergetics, achieving commercial success with new products introduced in NobelClad, and improving the Company’s overall cash flow through more effective working capital management and targeted cost reductions.

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

Consolidated Results of Operations

Three months ended June 30, 2023 compared with three months ended June 30, 2022

	Three months ended June 30,
	2023	2022	$ change	% change
Net sales	$188,664	$165,831	$22,833	14%
Gross profit	61,890	52,099	9,791	19%
Gross profit percentage	32.8%	31.4%
COSTS AND EXPENSES:
General and administrative expenses	17,526	18,816	(1,290)	(7%)
% of net sales	9.3%	11.3%
Selling and distribution expenses	11,700	10,545	1,155	11%
% of net sales	6.2%	6.4%
Amortization of purchased intangible assets	5,667	12,793	(7,126)	(56%)
% of net sales	3.0%	7.7%
Restructuring expenses	—	13	(13)	(100%)
Operating income	26,997	9,932	17,065	172%
Other (expense) income, net	(439)	54	(493)	913%
Interest expense, net	(2,432)	(1,263)	(1,169)	93%
Income before income taxes	24,126	8,723	15,403	177%
Income tax provision	6,600	2,264	4,336	192%
Net income	17,526	6,459	11,067	171%
Less: Net income attributable to redeemable noncontrolling interest	3,823	907	2,916	321%
Net income attributable to DMC Global Inc.	13,703	5,552	8,151	147%
Adjusted EBITDA attributable to DMC Global Inc.	$31,776	$22,362	$9,414	42%

Net sales were $188,664 for the three months ended June 30, 2023, or an increase of 14% compared with the same period in 2022, primarily due to an increase in unit sales of DynaEnergetics’ DS perforating systems.

Gross profit percentage was 32.8% versus 31.4% in the same period in 2022. The improvement compared to the prior year was attributable to the impact of higher sales volume on fixed manufacturing overhead expenses, primarily due to increases in unit sales of DS perforating systems at DynaEnergetics. Favorable project mix at NobelClad also contributed to the improved performance.

General and administrative expenses decreased $1,290 for the three months ended June 30, 2023 compared with the same period in 2022. The decrease was driven by lower outside services costs of $500, lower business travel of $436, and lower stock-based compensation expense of $498.

Selling and distribution expenses increased $1,155 for the three months ended June 30, 2023 compared with the same period in 2022. The increase primarily was due to higher marketing and other outside services costs of $573, higher freight and supplies costs of $306, and higher salaries, benefits, and other-payroll related costs including variable incentive compensation of $228.

Amortization of purchased intangible assets decreased $7,126 for the three months ended June 30, 2023 compared to the same period in 2022 as the Arcadia customer backlog purchased intangible asset was fully amortized in 2022.

Operating income was $26,997 for the three months ended June 30, 2023 compared to $9,932 in the same period in 2022. The increase in operating income was the result of improved financial performance at all segments.

Other expense, net of $439 for the three months ended June 30, 2023 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $2,432 for the three months ended June 30, 2023 increased 93% compared with the same period in 2022 due to an increase in floating interest rates related to the Term Loan.

Income tax provision of $6,600 was recorded on income before income taxes of $24,126 for the three months ended June 30, 2023. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was also impacted unfavorably by geographic mix of pretax income and state taxes. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax provision of $2,264 on income before income taxes of $8,723 for the three months ended June 30, 2022. The prior year effective rate was impacted unfavorably by discrete stock-based compensation impacts of $71. The rate was also impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. for the three months ended June 30, 2023 was $13,703, compared to $5,552 for the same period in 2022.

Adjusted EBITDA for the three months ended June 30, 2023 increased compared with the same period in 2022 primarily due to the improved performance at DynaEnergetics. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2023	2022
Net income	$17,526	$6,459
Interest expense, net	2,432	1,263
Income tax provision	6,600	2,264
Depreciation	3,434	3,678
Amortization of purchased intangible assets	5,667	12,793
EBITDA	35,659	26,457
Stock-based compensation	1,699	2,291
CEO transition expenses (1)	573	—
Restructuring expenses	—	13
Amortization of acquisition-related inventory valuation step-up	—	172
Other expense (income), net	439	(54)
Adjusted EBITDA	38,370	28,879
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(6,594)	(6,517)
Adjusted EBITDA attributable to DMC Global Inc.	$31,776	$22,362

(1) The Company and its former CEO entered into a separation agreement in the first quarter of 2023. In conjunction with this event as well as a reprioritization of near-term initiatives, we incurred certain expenses during the second quarter of 2023 primarily related to CEO transition and executive search firm costs of $531.

Adjusted Net Income and Adjusted Diluted Earnings per Share for the three months ended June 30, 2023 increased compared with the same period in 2022 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended June 30, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$13,703	$0.70
CEO transition expenses, net of tax	428	0.02
As adjusted	$14,131	$0.72
(1) Calculated using diluted weighted average shares outstanding of 19,504,963
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

	Three months ended June 30, 2022
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$5,552	$0.29
Amortization of acquisition-related inventory valuation step-up, net of tax	79	—
NobelClad restructuring expenses and asset impairments, net of tax	9	—
As adjusted	$5,640	$0.29
(1) Calculated using diluted weighted average shares outstanding of 19,374,736
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

Six months ended June 30, 2023 compared with six months ended June 30, 2022

	Six months ended June 30,
	2023	2022	$ change	% change
Net sales	$373,005	$304,547	$68,458	22%
Gross profit	114,101	89,005	25,096	28%
Gross profit percentage	30.6%	29.2%
COSTS AND EXPENSES:
General and administrative expenses	44,026	36,534	7,492	21%
% of net sales	11.8%	12.0%
Selling and distribution expenses	24,524	20,635	3,889	19%
% of net sales	6.6%	6.8%
Amortization of purchased intangible assets	11,334	25,769	(14,435)	(56%)
% of net sales	3.0%	8.5%
Restructuring expenses	—	45	(45)	(100%)
Operating income	34,217	6,022	28,195	468%
Other expense, net	(639)	(155)	(484)	312%
Interest expense, net	(4,813)	(2,287)	(2,526)	110%
Income before income taxes	28,765	3,580	25,185	703%
Income tax provision	9,100	1,401	7,699	550%
Net income	19,665	2,179	17,486	802%
Net income (loss) attributable to redeemable noncontrolling interest	5,053	(85)	5,138	6,045%
Net income attributable to DMC Global Inc.	14,612	2,264	12,348	545%
Adjusted EBITDA attributable to DMC Global Inc.	$51,867	$32,867	$19,000	58%

Net sales were $373,005 for the six months ended June 30, 2023, an increase of 22% compared with the same period in 2022, primarily due to an increase in unit sales of DynaEnergetics’ DS perforating systems and higher customer pricing at Arcadia in response to raw material and labor inflation.

Gross profit percentage was 30.6% versus 29.2% in 2022. The improvement compared to the prior year was attributable to the impact of higher sales volume on fixed manufacturing overhead expenses, primarily due to increases in unit sales of DS perforating systems at DynaEnergetics. Favorable project mix at NobelClad also contributed to the improved performance.

General and administrative expenses increased $7,492 for the six months ended June 30, 2023 compared with the same period in 2022. The increase was driven by $3,538 of CEO transition charges as well as $3,040 of higher stock-based compensation expense related to the accelerated vesting of our former CEO’s outstanding equity awards. Outside service costs also increased by $1,231 due primarily to patent infringement litigation costs at DynaEnergetics and non-capitalizable implementation costs incurred related to a new enterprise resource planning system at Arcadia.

Selling and distribution expenses increased $3,889 for the six months ended June 30, 2023 compared with the same period in 2022. The increase was due primarily to higher salaries, benefits, and other-payroll related costs including variable incentive compensation of $2,776 and higher marketing and other outside services costs of $889.

Amortization of purchased intangible assets decreased $14,435 for the six months ended June 30, 2023 compared to the same period in 2022 as the Arcadia customer backlog purchased intangible asset was fully amortized in 2022.

Operating income was $34,217 for the six months ended June 30, 2023 compared to $6,022 in the same period last year. The increase in operating income was the result of improved financial performance at all segments.

Other expense, net of $639 for the six months ended June 30, 2023 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $4,813 for the six months ended June 30, 2023 increased 110% compared with the same period in 2022 due to an increase in floating interest rates related to the Term Loan.

Income tax provision of $9,100 was recorded on income before income taxes of $28,765 for the six months ended June 30, 2023. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. In addition, the effective rate was impacted unfavorably by discrete stock-based compensation impacts of $1,381. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a favorable impact to the effective tax rate. We recorded an income tax provision of $1,401 on income before income taxes of $3,580 for the six months ended June 30, 2022. The prior year effective rate was impacted unfavorably by discrete stock-based compensation impacts of $457. The rate was also impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. for the six months ended June 30, 2023 was $14,612, compared to $2,264 for the same period in 2022.

Adjusted EBITDA for the six months ended June 30, 2023 increased compared with the same period in 2022 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2023	2022
Net income	$19,665	$2,179
Interest expense, net	4,813	2,287
Income tax provision	9,100	1,401
Depreciation	6,834	7,037
Amortization of purchased intangible assets	11,334	25,769
EBITDA	51,746	38,673
Stock-based compensation	6,726	4,649
CEO transition expenses (1)	3,538	—
Restructuring expenses	—	45
Amortization of acquisition-related inventory valuation step-up	—	430
Other expense, net	639	155
Adjusted EBITDA	62,649	43,952
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(10,782)	(11,085)
Adjusted EBITDA attributable to DMC Global Inc.	$51,867	$32,867

(1) The Company and its former CEO entered into a separation agreement in the first quarter of 2023. In conjunction with this event as well as a reprioritization of near-term initiatives, we incurred certain expenses, primarily including: (a) severance-related charges for the former CEO and other impacted employees of $1,948; (b) CEO transition and executive search firm costs of $1,088; and (c) contract termination costs of $350.

Adjusted Net Income and Adjusted Diluted Earnings per Share increased for the six months ended June 30, 2023 compared with the same period in 2022 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Six months ended June 30, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$14,612	$0.75
CEO transition expenses and accelerated stock-based compensation, net of tax (3)	5,663	0.29
As adjusted	$20,275	$1.04
(1) Calculated using diluted weighted average shares outstanding of 19,485,863
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.
(3) Includes CEO transition expenses of $3,538 and accelerated stock-based compensation of $3,040 related to the vesting of the former CEO’s outstanding equity awards, net of tax.

	Six months ended June 30, 2022
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$2,264	0.12
Amortization of acquisition-related inventory valuation step-up, net of tax	199	0.01
NobelClad restructuring expenses, net of tax	30	—
As adjusted	$2,493	$0.13
(1) Calculated using diluted weighted average shares outstanding of 19,338,049
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. Segment operating income will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, including unallocated stock-based compensation, other expense, net, and interest expense, net.

Arcadia

Three months ended June 30, 2023 compared with three months ended June 30, 2022

	Three months ended June 30,
	2023	2022	$ change	% change
Net sales	$79,158	$76,462	$2,696	4%
Gross profit	27,459	26,227	1,232	5%
Gross profit percentage	34.7%	34.3%
COSTS AND EXPENSES:
General and administrative expenses	8,206	7,412	794	11%
Selling and distribution expenses	4,021	3,960	61	2%
Amortization of purchased intangible assets	5,652	12,633	(6,981)	(55%)
Operating income	9,580	2,222	7,358	331%
Adjusted EBITDA	16,486	16,292	194	1%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(6,594)	(6,517)	77	1%
Adjusted EBITDA attributable to DMC Global Inc.	$9,892	$9,775	117	1%

Net sales increased $2,696 for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to higher customer pricing in response to raw material and labor inflation.

Gross profit percentage increased to 34.7% for the three months ended June 30, 2023 compared to 34.3% for the same period in 2022 primarily due to higher customer pricing.

General and administrative expenses increased $794 for three months ended June 30, 2023 compared to the same period in 2022 due to higher salaries, benefits, and other-payroll related costs including variable compensation of $357, higher outside services costs of $251 in part due to the implementation of a new enterprise resource planning system, and higher depreciation expense of $71.

Amortization of purchased intangible assets decreased $6,981 for the three months ended June 30, 2023 compared to the same period in 2022 as the customer backlog purchased intangible asset was fully amortized in 2022.

Operating income increased $7,358 for the three months ended June 30, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA increased for the three months ended June 30, 2023 compared with the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2023	2022
Operating income	$9,580	$2,222
Adjustments:
Depreciation	889	870
Amortization of purchased intangible assets	5,652	12,633
Stock-based compensation	323	395
CEO transition expenses	42	—
Amortization of acquisition-related inventory valuation step-up	—	172
Adjusted EBITDA	16,486	16,292
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(6,594)	(6,517)
Adjusted EBITDA attributable to DMC Global Inc.	$9,892	$9,775

Six months ended June 30, 2023 compared with six months ended June 30, 2022

	Six months ended June 30,
	2023	2022	$ change	% change
Net sales	$159,496	$144,430	$15,066	10%
Gross profit	49,553	46,472	3,081	7%
Gross profit percentage	31.1%	32.2%
COSTS AND EXPENSES:
General and administrative expenses	16,063	13,555	2,508	19%
Selling and distribution expenses	9,473	7,697	1,776	23%
Amortization of purchased intangible assets	11,304	25,441	(14,137)	(56%)
Operating income (loss)	12,713	(221)	12,934	5,852%
Adjusted EBITDA	26,956	27,712	(756)	(3%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(10,782)	(11,085)	(303)	(3%)
Adjusted EBITDA attributable to DMC Global Inc.	$16,174	$16,627	(453)	(3%)

Net sales increased $15,066 for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to higher customer pricing in response to raw material and labor inflation.

Gross profit percentage decreased to 31.1% for the six months ended June 30, 2023 primarily due to higher base aluminum metal prices and an increase in other input costs.

General and administrative expenses increased $2,508 for the six months ended June 30, 2023 compared to the same period in 2022 due to higher salaries, benefits, and other-payroll related costs including variable compensation of $1,257, higher outside services costs of $678 in part due to the implementation of a new enterprise resource planning system, and higher depreciation expense of $218.

Selling and distribution expenses increased $1,776 for the six months ended June 30, 2023 compared to the same period in 2022 due to higher salaries, benefits, and other-payroll related costs including variable compensation of $1,973. This increase was offset by a decrease in bad debt expense of $272.

Amortization of purchased intangible assets decreased $14,137 for the six months ended June 30, 2023 compared to the same period in 2022 as the customer backlog purchased intangible asset was fully amortized in 2022.

Operating income increased $12,934 for the six months ended June 30, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA decreased for the six months ended June 30, 2023 compared with the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2023	2022
Operating income (loss)	$12,713	$(221)
Adjustments:
Depreciation	1,706	1,411
Amortization of purchased intangible assets	11,304	25,441
Stock-based compensation	902	651
CEO transition expenses	331	—
Amortization of acquisition-related inventory valuation step-up	—	430
Adjusted EBITDA	26,956	27,712
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(10,782)	(11,085)
Adjusted EBITDA attributable to DMC Global Inc.	$16,174	$16,627

DynaEnergetics

Three months ended June 30, 2023 compared with three months ended June 30, 2022

	Three months ended June 30,
	2023	2022	$ change	% change
Net sales	$84,754	$67,517	$17,237	26%
Gross profit	26,552	19,960	6,592	33%
Gross profit percentage	31.3%	29.6%
COSTS AND EXPENSES:
General and administrative expenses	3,577	4,411	(834)	(19%)
Selling and distribution expenses	5,227	4,158	1,069	26%
Amortization of purchased intangible assets	15	82	(67)	(82%)
Operating income	17,733	11,309	6,424	57%
Adjusted EBITDA	$19,461	$13,276	$6,185	47%

Net sales increased $17,237 for the three months ended June 30, 2023 compared to the same period in 2022 due to continued strength in North American drilling and well completions, which led to higher unit sales of DS perforating systems. International sales also increased 5% in the second quarter of 2023 compared to the same period in 2022.

Gross profit percentage increased to 31.3% for the three months ended June 30, 2023 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses.

General and administrative expenses decreased $834 for the three months ended June 30, 2023 compared to the same period in 2022 due to lower patent infringement litigation costs.

Selling and distribution expenses increased $1,069 for the three months ended June 30, 2023 compared to the same period in 2022 due to higher marketing costs of $506 and an increase in freight and other supplies expense of $434.

Operating income increased $6,424 for the three months ended June 30, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA increased for the three months ended June 30, 2023 compared with the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2023	2022
Operating income	$17,733	$11,309
Adjustments:
Depreciation	1,713	1,885
Amortization of purchased intangible assets	15	82
Adjusted EBITDA	$19,461	$13,276

Six months ended June 30, 2023 compared with six months ended June 30, 2022

	Six months ended June 30,
	2023	2022	$ change	% change
Net sales	$166,722	$116,404	$50,318	43%
Gross profit	50,989	32,568	18,421	57%
Gross profit percentage	30.6%	28.0%
COSTS AND EXPENSES:
General and administrative expenses	9,774	9,733	41	—%
Selling and distribution expenses	10,284	8,061	2,223	28%
Amortization of purchased intangible assets	30	167	(137)	(82%)
Operating income	30,901	14,607	16,294	112%
Adjusted EBITDA	$34,416	$18,558	$15,858	85%

Net sales increased $50,318 for the six months ended June 30, 2023 compared to the same period in 2022 due to higher North American drilling and well completions, which led to increased demand for DS perforating systems. International sales also increased 34% for the six months ended June 30, 2023 compared to the same period in 2022.

Gross profit percentage increased to 30.6% for the six months ended June 30, 2023 compared to 28.0% in the same period in 2022 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses.

Selling and distribution expenses increased $2,223 for the six months ended June 30, 2023 compared to the same period in 2022 primarily due to an increase in marketing costs of $836, higher salaries, benefits, and other-payroll related costs including variable incentive compensation of $729, higher freight and other supplies expense of $514, and higher business-related travel of $110.

Operating income increased $16,294 for the six months ended June 30, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA increased for the six months ended June 30, 2023 compared to the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2023	2022
Operating income	$30,901	$14,607
Adjustments:
Depreciation	3,485	3,784
Amortization of purchased intangible assets	30	167
Adjusted EBITDA	$34,416	$18,558

NobelClad

Three months ended June 30, 2023 compared with three months ended June 30, 2022

	Three months ended June 30,
	2023	2022	$ change	% change
Net sales	$24,752	$21,852	$2,900	13%
Gross profit	8,021	6,026	1,995	33%
Gross profit percentage	32.4%	27.6%
COSTS AND EXPENSES:
General and administrative expenses	949	1,132	(183)	(16%)
Selling and distribution expenses	2,365	2,323	42	2%
Amortization of purchased intangible assets	—	78	(78)	(100%)
Restructuring expenses	—	13	(13)	(100%)
Operating income	4,707	2,480	2,227	90%
Adjusted EBITDA	$5,407	$3,404	$2,003	59%

Net sales increased $2,900 for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to increased activity in core energy and petrochemical end markets.

Gross profit percentage increased to 32.4% for the three months ended June 30, 2023 due to a more favorable project mix.

General and administrative expenses decreased $183 for the three months ended June 30, 2023 compared to the same period in 2022 due to lower outside services costs driven by a decrease in enterprise resource planning system implementation costs.

Operating income increased $2,227 for the three months ended June 30, 2023 compared to the same period in 2022 due primarily to an increase in gross profit.

Adjusted EBITDA increased for the three months ended June 30, 2023 compared with the same period in 2022 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2023	2022
Operating income	$4,707	$2,480
Adjustments:
Depreciation	700	833
Amortization of purchased intangible assets	—	78
Restructuring expenses	—	13
Adjusted EBITDA	$5,407	$3,404

Six months ended June 30, 2023 compared with six months ended June 30, 2022

	Six months ended June 30,
	2023	2022	$ change	% change
Net sales	$46,787	$43,713	$3,074	7%
Gross profit	13,804	10,207	3,597	35%
Gross profit percentage	29.5%	23.4%
COSTS AND EXPENSES:
General and administrative expenses	1,872	2,169	(297)	(14%)
Selling and distribution expenses	4,604	4,647	(43)	(1%)
Amortization of purchased intangible assets	—	161	(161)	(100%)
Restructuring expenses	—	45	(45)	(100%)
Operating income	7,328	3,185	4,143	130%
Adjusted EBITDA	$8,768	$5,056	$3,712	73%

Net sales increased $3,074 for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to increased activity in core energy and petrochemical end markets, as well as the timing of shipments out of backlog.

Gross profit percentage increased to 29.5% for the six months ended June 30, 2023 due to a more favorable project mix.

General and administrative expenses decreased $297 for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to lower outside services costs of $144 driven by a decrease in enterprise resource planning system implementation costs. Additionally, legal expenses decreased by $92 and business-related travel expense decreased by $27.

Operating income increased $4,143 for the six months ended June 30, 2023 compared to the same period in 2022 due primarily to higher gross profit and lower general and administrative expenses.

Adjusted EBITDA increased for the six months ended June 30, 2023 compared to the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2023	2022
Operating income	$7,328	$3,185
Adjustments:
Depreciation	1,440	1,665
Amortization of purchased intangible assets	—	161
Restructuring expenses	—	45
Adjusted EBITDA	$8,768	$5,056

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $101,931 at June 30, 2023 compared to $107,654 at December 31, 2022. The decrease in net debt during the first half of 2023 was due to $10,000 in Term Loan repayments and a $2,414 investment in marketable securities, offset by a reduction in cash and cash equivalents. We have a fully undrawn $50,000 revolving credit facility at June 30, 2023.

We believe that cash and cash equivalents on hand, marketable securities, cash flow from operations, funds available under our current credit facilities and any future replacement thereof will be sufficient to fund the working capital, required minimum debt service payments, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions, including at-the-market offering programs, to raise additional funds if we believe market conditions are favorable, but there can be no assurance that any future capital will be available on acceptable terms or at all. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor financial market conditions, including the related impact on credit availability and capital markets.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of June 30, 2023, we were in compliance with all financial covenants and other provisions of our debt agreements.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. Consolidated Pro Forma EBITDA equals Adjusted EBITDA as calculated within the Consolidated Results of Operations section plus certain predefined add-backs, which include up to $5,000 for one-time integration expenses incurred in the twelve-month period following the closing date of the Arcadia acquisition. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter. The actual leverage ratio as of June 30, 2023, calculated in accordance with the credit facility, as amended, was 1.31 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes to the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2023 was 3.25 to 1.0.

As of June 30, 2023, borrowings of $125,000 on the Term Loan under our credit facility were outstanding. No amounts were outstanding on the $50,000 revolver as of June 30, 2023.

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

As of June 30, 2023, the settlement amount of the redeemable noncontrolling interest of $187,522 remains unchanged from December 31, 2022. Refer to Note 2 within Item 1 for further information related to the valuation of the redeemable noncontrolling interest.

Other contractual obligations and commitments

Our debt balance decreased to $123,069 at June 30, 2023 from $132,798 at December 31, 2022 for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2022.

Cash flows provided by (used in) operating activities

Net cash provided by operating activities was $18,544 for the six months ended June 30, 2023 compared to $2,536 in the same period last year. The increase primarily was due to higher net income, partially offset by a reduction in contract liabilities.

Cash flows used in investing activities

Net cash used in investing activities for the six months ended June 30, 2023 of $7,536 related to the acquisitions of property, plant and equipment of $5,122 and investment in marketable securities of $2,414. Net cash used in investing activities for the six months ended June 30, 2022 of $5,679 related to the acquisition of property, plant and equipment partially offset by proceeds received from escrow related to the finalization of working capital adjustments related to the Arcadia acquisition.

Cash flows used in financing activities

Net cash flows used in financing activities for the six months ended June 30, 2023 of $18,270 primarily included distributions to the redeemable noncontrolling interest holder of $6,311, quarterly principal payments and a prepayment on our Term Loan of $10,000, and treasury stock purchases of $2,171. Net cash flows used in financing activities for the six months ended June 30, 2022 of $15,770 primarily included distributions to the redeemable noncontrolling interest holder of $7,000, quarterly principal payments on our Term Loan of $7,500, and treasury stock purchases of $1,094.

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

ITEM 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report, and they have concluded that these controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the second quarter of 2023, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2023	—	$—
May 1 to May 31, 2023	300	$18.24
June 1 to June 30, 2023	452	$17.76
Total	752	$17.95

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2) As of June 30, 2023, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (472,410) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (94,265) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2023, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	August 8, 2023	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 8, 2023	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)