Form 10-Q
period 2023-09-30
DMC Global Inc.
filed 2023-11-02
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Common Stock outstanding was 19,761,581 as of October 30, 2023.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding North American well completion activity in the fourth quarter of 2023, anticipated profit margin improvements resulting from changes in manufacturing processes and the introduction of new products in DynaEnergetics, our expectations regarding the decrease in patent litigation expenses in DynaEnergetics during the remainder of 2023, the expected improved performance in Arcadia during the remainder of 2023, the expected benefits of the completion of phase one of the new enterprise resource planning system at Arcadia, projected increases in demand at NobelClad, our backlog at NobelClad, our ability to access capital markets transactions in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2022 and such things as the following: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; our ability to successfully integrate Arcadia; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2023 and 2022 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2023 and 2022 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosure about Market Risk	38

Item 4	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3	Defaults Upon Senior Securities	39

Item 4	Mine Safety Disclosures	39

Item 5	Other Information	39

Item 6	Exhibits	40

	Signatures	40

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,060	$25,144
Marketable securities	7,516	—
Accounts receivable, net of allowance for doubtful accounts of $945 and $925, respectively	105,519	94,415
Inventories	185,777	156,590
Prepaid expenses and other	9,945	10,723
Total current assets	336,817	286,872
Property, plant and equipment	217,791	211,277
Less - accumulated depreciation	(91,696)	(81,832)
Property, plant and equipment, net	126,095	129,445
Goodwill	141,725	141,725
Purchased intangible assets, net	200,925	217,925
Deferred tax assets	6,843	7,633
Other assets	83,873	95,378
Total assets	$896,278	$878,978

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,589	$46,816
Accrued expenses	12,623	8,415
Accrued income taxes	11,527	4,256
Accrued employee compensation and benefits	15,638	14,441
Contract liabilities	28,557	32,080
Current portion of long-term debt	15,000	15,000
Other current liabilities	8,693	7,042
Total current liabilities	137,627	128,050
Long-term debt	104,460	117,798
Deferred tax liabilities	3,336	1,908
Other long-term liabilities	58,167	63,053
Total liabilities	303,590	310,809
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	187,522	187,522
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,457,257 and 20,140,654 shares issued, respectively	1,022	1,007
Additional paid-in capital	312,152	303,893
Retained earnings	146,421	125,215
Other cumulative comprehensive loss	(29,846)	(28,758)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 693,538 and 605,723 shares, respectively	(24,583)	(20,710)
Total stockholders’ equity	405,166	380,647
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$896,278	$878,978

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales	$172,147	$174,465	$545,152	$479,012
Cost of products sold	119,550	123,127	378,454	338,669
Gross profit	52,597	51,338	166,698	140,343
Costs and expenses:
General and administrative expenses	16,259	19,796	60,285	56,330
Selling and distribution expenses	12,454	10,748	36,978	31,383
Amortization of purchased intangible assets	5,667	7,385	17,001	33,154
Restructuring expenses and asset impairments	515	8	515	53
Total costs and expenses	34,895	37,937	114,779	120,920
Operating income	17,702	13,401	51,919	19,423
Other income (expense):
Other income (expense), net	302	120	(337)	(35)
Interest expense, net	(2,392)	(1,771)	(7,205)	(4,058)
Income before income taxes	15,612	11,750	44,377	15,330
Income tax provision	4,087	3,537	13,187	4,938
Net income	$11,525	$8,213	$31,190	$10,392
Less: Net income attributable to redeemable noncontrolling interest	2,642	1,496	7,695	1,411
Net income attributable to DMC Global Inc. stockholders	$8,883	$6,717	$23,495	$8,981

Net income per share attributable to DMC Global Inc. stockholders:
Basic	$0.38	$0.46	$1.07	$0.20
Diluted	$0.38	$0.46	$1.07	$0.20
Weighted average shares outstanding:
Basic	19,543,251	19,381,489	19,492,212	19,352,638
Diluted	19,596,575	19,381,794	19,540,978	19,357,333

Reconciliation to net income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income attributable to DMC Global Inc. stockholders	$8,883	$6,717	$23,495	$8,981
Adjustment of redeemable noncontrolling interest	(1,263)	2,256	(2,289)	(4,996)
Net income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$7,620	$8,973	$21,206	$3,985

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income	$11,525	$8,213	$31,190	$10,392

Change in cumulative foreign currency translation adjustment	(2,303)	(3,472)	(1,088)	(7,263)
Other comprehensive income	$9,222	$4,741	$30,102	$3,129

Less: comprehensive income attributable to redeemable noncontrolling interest	2,642	1,496	7,695	1,411

Comprehensive income attributable to DMC Global Inc. stockholders	$6,580	$3,245	$22,407	$1,718

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2022	20,140,654	$1,007	$303,893	$125,215	$(28,758)	(605,723)	$(20,710)	$380,647	$187,522
Net income	—	—	—	909	—	—	—	909	1,230
Change in cumulative foreign currency translation adjustment	—	—	—	—	769	—	—	769	—
Shares issued in connection with stock compensation plans	258,807	13	(13)	—	—	—	—	—	—
Stock-based compensation	—	—	4,795	—	—	—	—	4,795	232
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,600)
Adjustment of redeemable noncontrolling interest	—	—	—	(1,138)	—	—	—	(1,138)	1,138
Treasury stock activity	—	—	—	—	—	(77,184)	(3,705)	(3,705)	—
Balances, March 31, 2023	20,399,461	$1,020	$308,675	$124,986	$(27,989)	(682,907)	$(24,415)	$382,277	$187,522
Net income	—	—	—	13,703	—	—	—	13,703	3,823
Change in cumulative foreign currency translation adjustment	—	—	—	—	446	—	—	446	—
Shares issued in connection with stock compensation plans	50,582	2	210	—	—	—	—	212	—
Stock-based compensation	—	—	1,570	—	—	—	—	1,570	129
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,840)
Adjustment of redeemable noncontrolling interest	—	—	—	112	—	—	—	112	(112)
Treasury stock activity	—	—	—	—	—	(2,635)	(14)	(14)	—
Balances, June 30, 2023	20,450,043	$1,022	$310,455	$138,801	$(27,543)	(685,542)	$(24,429)	$398,306	$187,522
Net income	—	—	—	8,883	—	—	—	8,883	2,642
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,303)	—	—	(2,303)	—
Shares issued in connection with stock compensation plans	7,214	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,697	—	—	—	—	1,697	135
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(4,040)
Adjustment of redeemable noncontrolling interest	—	—	—	(1,263)	—	—	—	(1,263)	1,263
Treasury stock activity	—	—	—	—	—	(7,996)	(154)	(154)	—
Balances, September 30, 2023	20,457,257	$1,022	$312,152	$146,421	$(29,846)	(693,538)	$(24,583)	$405,166	$187,522

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	$(19,479)	$360,525	$197,196
Net loss	—	—	—	(3,288)	—	—	—	(3,288)	(992)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,204)	—	—	(1,204)	—
Shares issued in connection with stock compensation plans	163,443	8	(8)	—	—	—	—	—	—
Consideration adjustment related to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	(427)
Stock-based compensation	—	—	2,267	—	—	—	—	2,267	102
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(4,400)
Adjustment of redeemable noncontrolling interest	—	—	—	(5,717)	—	—	—	(5,717)	5,717
Treasury stock activity	—	—	—	—	—	(16,773)	(1,088)	(1,088)	—
Balances, March 31, 2022	20,084,272	$1,004	$296,774	$102,026	$(27,742)	(587,188)	$(20,567)	$351,495	$197,196
Net income	—	—	—	5,552	—	—	—	5,552	907
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,587)	—	—	(2,587)	—
Shares issued in connection with stock compensation plans	35,657	2	(2)	—	—	—	—	—	—
Stock-based compensation	—	—	2,133		—	—	—	2,133	158
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,600)
Adjustment of redeemable noncontrolling interest	—	—	—	(1,535)	—	—	—	(1,535)	1,535
Treasury stock activity	—	—	—	—	—	(10,570)	(3)	(3)	—
Balances, June 30, 2022	20,119,929	$1,006	$298,905	$106,043	$(30,329)	(597,758)	$(20,570)	$355,055	$197,196
Net income	—	—	—	6,717	—	—	—	6,717	1,496
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,472)	—	—	(3,472)	—
Shares issued in connection with stock compensation plans	7,750	1	(1)	—	—	—	—	—	—
Consideration adjustments related to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	1,783
Adjustment of redeemable noncontrolling interest	—	—	—	2,256	—	—	—	2,256	(2,256)
Stock-based compensation	—	—	2,099	—	—	—	—	2,099	143
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,400)
Treasury stock activity	—	—	—	—	—	(64)	(2)	(2)	—
Balances, September 30, 2022	20,127,679	$1,007	$301,003	$115,016	$(33,801)	(597,822)	$(20,572)	$362,653	$194,962

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2023	2022
Cash flows provided by operating activities:
Net income	$31,190	$10,392
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,294	10,578
Amortization of purchased intangible assets	17,001	33,154
Amortization of deferred debt issuance costs	412	412
Amortization of acquisition-related inventory valuation step-up	—	430
Stock-based compensation	8,558	6,891
Deferred income taxes	2,218	(1,612)
Restructuring expenses and asset impairments	515	53
Other	(2,040)	(295)
Change in:
Accounts receivable, net	(11,416)	(24,421)
Inventories	(29,460)	(31,311)
Prepaid expenses and other	14,185	3,736
Accounts payable	(1,485)	2,925
Contract liabilities	(3,450)	9,277
Accrued expenses and other liabilities	6,226	4,126
Net cash provided by operating activities	42,748	24,335

Cash flows used in investing activities:
Investment in marketable securities	(7,516)	—
Consideration adjustments related to acquisition of business	—	(2,034)
Acquisition of property, plant and equipment	(7,455)	(11,277)
Net cash used in investing activities	(14,971)	(13,311)

Cash flows used in financing activities:
Repayments on term loan	(13,750)	(11,250)
Payment of debt issuance costs	—	(179)
Distributions to redeemable noncontrolling interest holder	(10,345)	(10,293)
Net proceeds from issuance of common stock to employees and directors	212	—
Treasury stock purchases	(2,328)	(1,092)
Net cash used in financing activities	(26,211)	(22,814)

Effects of exchange rates on cash	1,350	(534)

Net increase (decrease) in cash and cash equivalents	2,916	(12,324)
Cash and cash equivalents, beginning of the period	25,144	30,810
Cash and cash equivalents, end of the period	$28,060	$18,486

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

During the three and nine months ended September 30, 2023, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, rising interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense for allowances recorded is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2023, net provisions of $317 and $141, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2022	$244	$603	$78	$925
Current period provision for expected credit losses	—	451	—	451
Write-offs charged against the allowance		(120)	—	(120)
Recoveries of amounts previously reserved	(184)	(126)	—	(310)
Impacts of foreign currency exchange rates and other	—	1	(2)	(1)
Allowance for doubtful accounts, September 30, 2023	$60	$809	$76	$945

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of September 30, 2023 and December 31, 2022, the redeemable noncontrolling interest is $187,522.

Promissory Note

In order to equalize after-tax consideration to the redeemable noncontrolling interest holder relative to an alternative transaction structure, immediately following the closing of the acquisition, the Company loaned $24,902 to the redeemable noncontrolling interest holder. The loan was evidenced by an unsecured promissory note, and the loan will be repaid out of proceeds from the sale of the redeemable noncontrolling interest holder’s interests in Arcadia, whether received upon exercise of the Put Option, the Call Option or upon sales to third parties permitted under the terms of the Operating Agreement. The loan must be repaid in full at the earlier of the exercise of the Put or Call Option, or by December 16, 2051, and has been recorded within “Other assets” in the Condensed Consolidated Balance Sheets.

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

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net income attributable to DMC Global Inc. stockholders, as reported	$8,883	$6,717	$23,495	$8,981
Adjustment of redeemable noncontrolling interest	(1,263)	2,256	(2,289)	(4,996)
Less: Undistributed net income available to participating securities	(118)	(136)	(329)	(61)
Numerator for basic net income per share:	7,502	8,837	20,877	3,924
Add: Undistributed net income allocated to participating securities	118	136	329	61
Less: Undistributed net income reallocated to participating securities	(117)	(136)	(328)	(61)
Numerator for diluted net income per share:	$7,503	$8,837	$20,878	$3,924
Denominator:
Weighted average shares outstanding for basic net income per share	19,543,251	19,381,489	19,492,212	19,352,638
Effect of dilutive securities (1)	53,324	305	48,766	4,695
Weighted average shares outstanding for diluted net income per share	19,596,575	19,381,794	19,540,978	19,357,333
Net income per share attributable to DMC Global Inc. stockholders
Basic	$0.38	$0.46	$1.07	$0.20
Diluted	$0.38	$0.46	$1.07	$0.20

(1) For the three and nine months ended September 30, 2023, 3,239 and 9,447 shares, respectively, have been excluded as their effect would have been anti-dilutive.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amount included within “Prepaid expenses and other” and “Other current liabilities” pertains to scheduled distributions per the terms of the Plan to our former Chief Executive Officer (“CEO”) that will occur within twelve months of September 30, 2023. Refer to Note 12 for additional information regarding the CEO transition.

	Balance Sheet location	September 30, 2023	December 31, 2022
Deferred compensation assets	Prepaid expenses and other	$1,428	$—
Deferred compensation assets	Other assets	8,087	13,566
Deferred compensation obligations	Other current liabilities	1,428	—
Deferred compensation obligations	Other long-term liabilities	11,673	15,292

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $3,175 as of September 30, 2023 and $8,444 as of December 31, 2022 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of September 30, 2023 or December 31, 2022.

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

Inventories consisted of the following at September 30, 2023:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$8,761	$25,215	$9,675	$43,651
Work-in-process	9,798	32,776	14,581	57,155
Finished goods	56,665	28,012	—	84,677
Supplies	—	—	294	294
Total inventories	$75,224	$86,003	$24,550	$185,777

Inventories consisted of the following at December 31, 2022:

	Arcadia	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$11,099	$23,701	$8,926	$43,726
Work-in-process	11,468	21,198	7,587	40,253
Finished goods	55,074	16,802	456	72,332
Supplies	—	—	279	279
Total inventories	$77,641	$61,701	$17,248	$156,590

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following at September 30, 2023:

	Gross	Accumulated Amortization	Net
Core technology	$13,920	$(13,902)	$18
Customer relationships	244,404	(62,894)	181,510
Trademarks / Trade names	23,894	(4,497)	19,397
Total intangible assets	$282,218	$(81,293)	$200,925

Our purchased intangible assets consisted of the following at December 31, 2022:

	Gross	Accumulated Amortization	Net
Core technology	$14,063	$(14,031)	$32
Customer backlog	22,000	(22,000)	—
Customer relationships	244,650	(47,254)	197,396
Trademarks / Trade names	23,914	(3,417)	20,497
Total intangible assets	$304,627	$(86,702)	$217,925

The change in the gross value of our unamortized purchased intangible assets at September 30, 2023 from December 31, 2022 was due to foreign currency translation.

5.      CONTRACT LIABILITIES

At times, we require customers to make advance payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	September 30, 2023	December 31, 2022
Arcadia	$16,564	$27,634
NobelClad	10,003	3,661
DynaEnergetics	1,990	785
Total contract liabilities	$28,557	$32,080

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	September 30, 2023	December 31, 2022
ROU asset	$44,661	$48,470

Current lease liability	7,290	7,041
Long-term lease liability	39,288	43,001
Total lease liability	$46,578	$50,042

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

Arcadia leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and former president of Arcadia. There were eight related party leases in effect as of September 30, 2023, with expiration dates ranging from calendar years 2023 to 2026, excluding any renewal options. As of September 30, 2023, the total ROU asset and related lease liability recognized for related party leases was $26,291 and $27,062, respectively.

For the three months ended September 30, 2023 and 2022, operating lease expense was $3,349 and $2,872, respectively. For the nine months ended September 30, 2023 and 2022, operating lease expense was $9,504 and $8,413, respectively. Related party lease expense for the three and nine months ended September 30, 2023 and 2022 was $1,156 and $3,469, respectively, in each period and is included in total operating lease expense. Short term and variable lease costs were not significant for any period presented.

7.      DEBT

Outstanding borrowings consisted of the following at:

	September 30, 2023	December 31, 2022
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Term loan	121,250	135,000
Commerzbank line of credit	—	—
Outstanding borrowings	121,250	135,000
Less: debt issuance costs	(1,790)	(2,202)
Total debt	119,460	132,798
Less: current portion of long-term debt	(15,000)	(15,000)
Long-term debt	$104,460	$117,798

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
Borrowings under the $150,000 Term Loan and $50,000 revolving loan limit can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base Rate plus an applicable margin (varying from 0.50% to 2.00%). As of September 30, 2023, no amounts were outstanding on the revolver.

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

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0.

As of September 30, 2023, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank with a borrowing capacity of €7,000 for certain European operations. This line of credit is also used to issue bank guarantees to customers to secure advance payments made by them. As of September 30, 2023 and December 31, 2022, we had no outstanding borrowings under this line of credit and bank guarantees of €2,491 and €2,221, respectively, were secured by the line of credit. The line of credit has open-ended terms and can be canceled by the bank at any time.

Included in “Long-term debt” are deferred debt issuance costs of $1,790 and $2,202 as of September 30, 2023 and December 31, 2022, respectively. Deferred debt issuance costs are being amortized over the remaining term of the credit facility, which expires on December 23, 2026.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three and nine months ended September 30, 2023 and September 30, 2022, we did not record any adjustments to previously established valuation allowances, except for corresponding adjustments related to changes in deferred tax asset balances. These adjustments had no impact on the Condensed Consolidated Statements of Operations. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

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

Segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Net sales:
Arcadia	$71,455	$80,697	$230,951	$225,127
DynaEnergetics	72,998	70,372	239,720	186,776
NobelClad	27,694	23,396	74,481	67,109
Net sales	$172,147	$174,465	$545,152	$479,012

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Income (loss) before income taxes:
Arcadia	$6,476	$3,742	$19,189	$3,521
DynaEnergetics	10,871	11,978	41,772	26,585
NobelClad	5,232	2,505	12,560	5,690
Segment operating income	22,579	18,225	73,521	35,796

Unallocated corporate expenses	(3,382)	(2,939)	(14,283)	(10,490)
Unallocated stock-based compensation*	(1,495)	(1,885)	(7,319)	(5,883)
Other income (expense), net	302	120	(337)	(35)
Interest expense, net	(2,392)	(1,771)	(7,205)	(4,058)
Income before income taxes	$15,612	$11,750	$44,377	$15,330

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Depreciation and amortization:
Arcadia	$6,621	$7,966	$19,631	$34,818
DynaEnergetics	1,697	1,957	5,212	5,908
NobelClad	712	899	2,152	2,725
Segment depreciation and amortization	9,030	10,822	26,995	43,451
Corporate and other	97	104	300	281
Consolidated depreciation and amortization	$9,127	$10,926	$27,295	$43,732

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

Arcadia

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
West	$58,572	$63,281	$183,829	176,288
South	6,869	12,139	22,261	27,362
Northeast	4,001	2,958	17,991	11,880
Midwest	2,013	2,319	6,870	9,597
Total Arcadia	$71,455	$80,697	$230,951	$225,127

DynaEnergetics

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
United States	$56,739	$55,999	$189,104	$146,297
Canada	4,975	4,341	17,883	14,453
Oman	2,414	704	5,548	2,695
Kuwait	1,342	193	3,492	1,272
Indonesia	630	1,051	2,318	1,903
United Arab Emirates	548	308	4,506	1,524
Rest of the world(1)	6,350	7,776	16,869	18,632
Total DynaEnergetics	$72,998	$70,372	$239,720	$186,776

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total DynaEnergetics revenue for the periods presented.

NobelClad

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
United States	$13,279	$9,120	$33,643	$29,055
South Korea	3,691	672	4,294	1,510
Canada	2,334	3,161	6,048	6,952
Germany	1,579	2,055	4,393	3,215
Saudi Arabia	1,106	—	3,104	1,995
France	1,021	472	2,101	1,625
China	743	1,100	3,810	3,467
United Arab Emirates	607	1,003	3,273	2,705
Australia	534	844	677	1,499
Belgium	463	165	1,937	507
Sweden	353	1,096	871	2,179
Netherlands	276	357	1,038	1,464
Brazil	88	1,227	1,834	1,240
Rest of the world (1)	1,620	2,124	7,458	9,696
Total NobelClad	$27,694	$23,396	$74,481	$67,109

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total NobelClad revenue for the periods presented.

During the three and nine months ended September 30, 2023, one DynaEnergetics customer accounted for approximately 15% and 12%, respectively, of consolidated net sales. The same DynaEnergetics customer accounted for approximately 20% and 15% of consolidated accounts receivable as of September 30, 2023 and December 31, 2022, respectively. During the three and nine months ended September 30, 2022, no single customer accounted for greater than 10% of consolidated net sales.

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

As of September 30, 2023 and December 31, 2022, the net notional amounts of the forward contracts the Company held were $32,333 and $21,907, respectively. At September 30, 2023 and December 31, 2022, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net gains (losses) from hedging activities for the periods presented. These hedging net gains (losses) offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2023	2022	2023	2022
Foreign currency contracts	Other income (expense), net	$(1,079)	$(637)	$(901)	$(789)

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

Wage and Hour Matters

Felipe v. Arcadia, Inc. and One Stop Employment Services, Inc. (“One Stop”). This complaint was filed on October 22, 2021 in Los Angeles Superior Court and purports to allege a class action on behalf of all non-exempt California employees who worked on behalf of One Stop or Arcadia at any time during the four years preceding the date of the complaint. One Stop is a staffing agency which provides temporary workers, including to Arcadia. The complaint states claims under California’s labor laws and under its general Unfair Business Practices Act, California Business & Professions Code section 17200. The plaintiff has subsequently dismissed the class action claims without prejudice, acknowledging that Arcadia’s arbitration agreement likely bars such class claims. The plaintiff also filed a separate action under California’s Private Attorneys General Act (“PAGA”) alleging essentially the same wage and hour violations. This action included other Arcadia employees. The California Supreme Court has recently ruled that the representative PAGA claims are not barred by the arbitration agreement. The plaintiff has commenced arbitration on individual claims, with arbitration set for 2024. In the meantime, the PAGA representative claims are stayed and likely will remain stayed pending resolution of the individual arbitration claims or completion of the settlement in principle described below.

Mayorga v. Arcadia, Inc. This complaint was filed on November 15, 2021 in Los Angeles Superior Court. It purported to allege a class action on behalf of all of the Company’s non-exempt California employees who worked at the Company within four years before the date the complaint was filed. It asserts claims substantially similar to those asserted in the Felipe case but does not include One Stop as a defendant. The plaintiff amended his complaint to delete class action claims and any individual non-PAGA claims. Accordingly, plaintiff’s complaint is now limited to PAGA collective action claims. The plaintiff has however commenced arbitration on a solely individual basis of his wage and hour claims, and an arbitrator has been appointed to adjudicate those claims. The remaining Mayorga PAGA representative claims have now been assigned to the same judge as the Felipe case. As in Felipe, those PAGA representative claims are currently stayed and will likely remain stayed until completion of the settlement in principle or of the individual arbitration if the settlement in principle is not consummated.

We have mediated the Mayorga claims, and as a result have reached a settlement in principle. Arcadia has agreed to pay $375 of a total $600 settlement amount to resolve its portion of all PAGA claims in both the Mayorga and Felipe actions. As currently proposed, the parties have agreed in principle that the settlement will include the individual claims of the plaintiff in Felipe. The settlement will become final only if the parties reach agreement on a final written document containing all settlement terms, and only if such settlement is approved by the court. There is no guarantee either condition will occur.

During the nine months ended September 30, 2023, Arcadia reserved $375 which represents its current estimate of loss to resolve all PAGA claims. Under the Equity Purchase Agreement, the Company is indemnified for the liability recognized to date related to these matters. Therefore, an offsetting receivable was also recognized such that there was no impact to the Company’s Condensed Consolidated Statements of Operations during the nine months ended September 30, 2023.

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

12. CHIEF EXECUTIVE OFFICER TRANSITION

During the first quarter of 2023, the Company and its former CEO entered into a separation agreement pursuant to which the former CEO received certain severance benefits consistent with his pre-existing employment agreement with the Company. These severance benefits include 18 months of salary, a lump sum cash payment, and accelerated vesting of outstanding equity awards. During the nine months ended September 30, 2023, the Company recognized $1,621 of severance related expense and $3,040 of stock-based compensation expense related to the accelerated vesting of outstanding equity awards. These expenses were recognized in “General and administrative expenses” in the Condensed Consolidated Statements of Operations.

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

Our businesses follow clear and compelling strategies and are led by excellent leadership teams that we support with business resources and capital. We take a focused approach to capital allocation and work with our business leaders to identify investments that will advance their operating strategies and generate attractive returns. Our approach helps our portfolio companies grow their core businesses, launch new initiatives, upgrade technologies and systems, expand their markets and improve their competitive positions. Our culture is to foster local innovation versus centralized control. Headquartered in Broomfield, Colorado, DMC trades on Nasdaq under the symbol “BOOM.”

Arcadia

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia”). Arcadia supplies architectural building products, including exterior and interior framing systems, curtain walls, windows, doors, and interior partitions to the commercial construction market. Additionally, Arcadia also supplies customized windows and doors to the high-end residential construction market.

Cost of products sold for Arcadia includes the cost of aluminum, paint, and other raw materials used in manufacturing as well as employee compensation and benefits, manufacturing facility lease expense, depreciation of manufacturing equipment, supplies and other manufacturing overhead expenses.

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

Cost of products sold for DynaEnergetics includes the cost of metals, explosives and other raw materials used to manufacture shaped charges, detonating products and perforating guns as well as employee compensation and benefits, depreciation of manufacturing facilities and equipment, supplies and other manufacturing overhead expenses.

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and timing of new order inflow remains difficult to predict. We use backlog, defined as all unfilled firm purchase orders and commitments at that time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. NobelClad's backlog increased to $60,821 at September 30, 2023 from $55,451 at December 31, 2022.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $172,147 in the third quarter of 2023 versus $174,465 in the third quarter of 2022, a decrease of 1%. The decline in sales performance was driven by lower sales at Arcadia.

•Arcadia reported sales of $71,455 in the third quarter of 2023, representing a decrease of 11% compared with the third quarter of 2022. The decrease was largely attributable to lower customer pricing in response to reductions in base aluminum metal prices, and lower sales volumes driven by softer demand for commercial interior products and brief operational challenges from the implementation of a new ERP system.

•DynaEnergetics’ sales of $72,998 in the third quarter of 2023 increased 4% compared with the third quarter of 2022 due to an increase in unit sales of DS perforating systems. International sales increased 13% while North American sales increased 2%. North American sales growth was impacted by a decline in active drilling rigs and fracking crews which resulted in lower well completion activity.

•NobelClad’s sales of $27,694 in the third quarter of 2023 increased 18% compared with the third quarter of 2022 reflecting healthy activity in core energy and petrochemical end markets.

•Consolidated gross profit was 30.6% in the third quarter of 2023 versus 29.4% in the third quarter of 2022. While gross profit dollars were comparable to the prior year, the percentage improvement was attributable to margin recovery at Arcadia as decreases in base aluminum metal prices exceeded declines in customer pricing. Favorable project and regional mix, as well as better absorption of fixed manufacturing overhead expenses at NobelClad, also contributed to the percentage improvement.

•Consolidated selling, general and administrative (SG&A) expenses were $28,713 in the third quarter of 2023 compared with $30,544 in the third quarter of 2022.

•Cash and marketable securities of $35,576 at September 30, 2023 increased $10,432 from cash of $25,144 at December 31, 2022. The increase was primarily attributable to cash generated from operations.

•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.26 to 1.0 as of September 30, 2023 in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt as of September 30, 2023, was 0.89 to 1.0.

Outlook

Arcadia serves the commercial building products market primarily in the western and southwestern United States, and the high-end residential market across the United States. Phase one of a new enterprise resource planning (ERP) system went live in July 2023, and is expected to enhance operating efficiencies and the internal control environment throughout Arcadia. While the ERP changeover led to a brief operational slowdown early in the quarter, Arcadia’s performance improved as the third quarter progressed. The business expects to build upon these improvements in the fourth quarter, and is benefiting from steady demand in its diverse commercial exterior and high-end residential markets. The business expects that these improvements will be partially offset by seasonality and annual facility maintenance.

In North America, third quarter well completion activity declined by approximately 10% versus the second quarter, according to the U.S. Energy Information Administration. This decline, coupled with customer project delays experienced late in the quarter, negatively impacted demand at DynaEnergetics. We believe North American well completion activity will remain soft during the fourth quarter of 2023 based on a decline in the number of active drilling rigs and fracking crews. DynaEnergetics is in the process of implementing more efficient manufacturing processes and is introducing several premium products in 2023 that collectively are expected to improve long-term profit margins. In recent years and in the first quarter of 2023, patent litigation expenses have increased our general and administrative expenses; however, these costs were substantially lower in the second and third quarters of 2023 and are expected to remain lower for the balance of the year.

NobelClad is experiencing increasing demand for its Cylindra™ cryogenic transition joints used in the LNG industry, while repair and maintenance work from downstream energy and petrochemical industries is also contributing to improved financial performance. NobelClad’s backlog was $60,821 as of September 30, 2023, up from $55,451 as of December 31, 2022. We expect to ship most orders in our backlog within 12 months.

In January 2023, the Company announced the appointment of Michael Kuta and David Aldous as interim co-President and Chief Executive Officers. In addition, DMC named Eric Walter as its new Chief Financial Officer, and Arcadia named James Chilcoff as its new President. On August 4, 2023, the Company appointed Michael Kuta as President and Chief Executive Officer and a director. David Aldous remains a member of the Company’s Board of Directors and was re-appointed as Chairman effective August 4, 2023. In connection with these leadership changes, near-term priorities include the acceleration of Arcadia’s integration, strengthening the profitability of DynaEnergetics, achieving commercial success with new products introduced by NobelClad, and improving the Company’s overall cash flow through more effective working capital management and targeted cost reductions.

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

Consolidated Results of Operations

Three months ended September 30, 2023 compared with three months ended September 30, 2022

	Three months ended September 30,
	2023	2022	$ change	% change
Net sales	$172,147	$174,465	$(2,318)	(1%)
Gross profit	52,597	51,338	1,259	2%
Gross profit percentage	30.6%	29.4%
COSTS AND EXPENSES:
General and administrative expenses	16,259	19,796	(3,537)	(18%)
% of net sales	9.4%	11.3%
Selling and distribution expenses	12,454	10,748	1,706	16%
% of net sales	7.2%	6.2%
Amortization of purchased intangible assets	5,667	7,385	(1,718)	(23%)
% of net sales	3.3%	4.2%
Restructuring expenses and asset impairments	515	8	507	6,338%
Operating income	17,702	13,401	4,301	32%
Other income, net	302	120	182	152%
Interest expense, net	(2,392)	(1,771)	(621)	35%
Income before income taxes	15,612	11,750	3,862	33%
Income tax provision	4,087	3,537	550	16%
Net income	11,525	8,213	3,312	40%
Less: Net income attributable to redeemable noncontrolling interest	2,642	1,496	1,146	77%
Net income attributable to DMC Global Inc.	8,883	6,717	2,166	32%
Adjusted EBITDA attributable to DMC Global Inc.	$24,607	$21,751	$2,856	13%

Net sales were $172,147 for the three months ended September 30, 2023, or a decrease of 1% compared with the same period in 2022, primarily due to lower sales at Arcadia.

Gross profit percentage was 30.6% versus 29.4% in the same period in 2022. The improvement compared to prior year was attributable to margin recovery at Arcadia as reductions in base aluminum metal prices exceeded declines in customer pricing. Favorable project and regional mix, as well as better absorption of fixed manufacturing overhead expenses at NobelClad also contributed to the improved performance.

General and administrative expenses decreased $3,537 for the three months ended September 30, 2023 compared with the same period in 2022. The lower expense was driven by decreases in patent infringement litigation costs at DynaEnergetics of $1,305, business segment compensation costs of $1,014, ERP system implementation costs at NobelClad of $447, stock-based compensation expense of $374, and depreciation expense of $135.

Selling and distribution expenses increased $1,706 for the three months ended September 30, 2023 compared with the same period in 2022. The higher expense was primarily due to increases in compensation costs of $1,011, bad debt expense of $354, and freight and supplies costs of $228.

Amortization of purchased intangible assets decreased $1,718 for the three months ended September 30, 2023 compared to the same period in 2022 as the Arcadia customer backlog purchased intangible asset was fully amortized in 2022.

Operating income was $17,702 for the three months ended September 30, 2023 compared to $13,401 in the same period in 2022. The increase in operating income was the result of improved financial performance at Arcadia and NobelClad.

Other income, net of $302 for the three months ended September 30, 2023 primarily related to net unrealized foreign currency exchange gains. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $2,392 for the three months ended September 30, 2023 increased 35% compared with the same period in 2022 due to an increase in floating interest rates related to the Term Loan.

Income tax provision of $4,087 was recorded on income before income taxes of $15,612 for the three months ended September 30, 2023. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The current quarter effective rate was impacted unfavorably by the geographic mix of pretax income and state taxes. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax provision of $3,537 on income before income taxes of $11,750 for the three months ended September 30, 2022. The prior year rate was impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. for the three months ended September 30, 2023 was $8,883, compared to $6,717 for the same period in 2022.

Adjusted EBITDA for the three months ended September 30, 2023 increased compared with the same period in 2022 primarily due to the improved performance at NobelClad. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2023	2022
Net income	$11,525	$8,213
Interest expense, net	2,392	1,771
Income tax provision	4,087	3,537
Depreciation	3,460	3,541
Amortization of purchased intangible assets	5,667	7,385
EBITDA	27,131	24,447
Stock-based compensation	1,832	2,242
CEO transition expenses (1)	805	—
Restructuring expenses and asset impairments	515	8
Other income, net	(302)	(120)
Adjusted EBITDA	29,981	26,577
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(5,374)	(4,826)
Adjusted EBITDA attributable to DMC Global Inc.	$24,607	$21,751

(1) The Company and its former CEO entered into a separation agreement in the first quarter of 2023. In conjunction with this event as well as a reprioritization of near-term initiatives, we incurred certain expenses during the third quarter of 2023 related to CEO transition and executive search firm costs of $805.

Adjusted Net Income and Adjusted Diluted Earnings per Share for the three months ended September 30, 2023 increased compared with the same period in 2022 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended September 30, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$8,883	$0.45
CEO transition expenses, net of tax	620	0.03
Restructuring expenses and asset impairments, net of tax	358	0.02
As adjusted	$9,861	$0.50
(1) Calculated using diluted weighted average shares outstanding of 19,596,575
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

	Three months ended September 30, 2022
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$6,717	$0.35
NobelClad restructuring expenses, net of tax	5	—
As adjusted	$6,722	$0.35
(1) Calculated using diluted weighted average shares outstanding of 19,381,794
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

	Nine months ended September 30,
	2023	2022	$ change	% change
Net sales	$545,152	$479,012	$66,140	14%
Gross profit	166,698	140,343	26,355	19%
Gross profit percentage	30.6%	29.3%
COSTS AND EXPENSES:
General and administrative expenses	60,285	56,330	3,955	7%
% of net sales	11.1%	11.8%
Selling and distribution expenses	36,978	31,383	5,595	18%
% of net sales	6.8%	6.6%
Amortization of purchased intangible assets	17,001	33,154	(16,153)	(49%)
% of net sales	3.1%	6.9%
Restructuring expenses and asset impairments	515	53	462	872%
Operating income	51,919	19,423	32,496	167%
Other expense, net	(337)	(35)	(302)	863%
Interest expense, net	(7,205)	(4,058)	(3,147)	78%
Income before income taxes	44,377	15,330	29,047	189%
Income tax provision	13,187	4,938	8,249	167%
Net income	31,190	10,392	20,798	200%
Net income attributable to redeemable noncontrolling interest	7,695	1,411	6,284	445%
Net income attributable to DMC Global Inc.	23,495	8,981	14,514	162%
Adjusted EBITDA attributable to DMC Global Inc.	$76,474	$54,618	$21,856	40%

Net sales were $545,152 for the nine months ended September 30, 2023, an increase of 14% compared with the same period in 2022, primarily due to an increase in unit sales of DynaEnergetics’ DS perforating systems, higher customer pricing at Arcadia in response to raw material and labor inflation, as well as improved performance at NobelClad attributable to increased activity in core energy and petrochemical end markets.

Gross profit percentage was 30.6% versus 29.3% in 2022. The improvement compared to the prior year was attributable to the impact of higher sales volume on fixed manufacturing overhead expenses, primarily due to increases in unit sales of DS perforating systems at DynaEnergetics. Favorable project mix at NobelClad and margin recovery at Arcadia also contributed to the improved performance.

General and administrative expenses increased $3,955 for the nine months ended September 30, 2023 compared with the same period in 2022. The increase was driven by $4,343 of CEO transition charges, which was partially offset by lower business related travel of $472.

Selling and distribution expenses increased $5,595 for the nine months ended September 30, 2023 compared with the same period in 2022. The higher expense was primarily due to increases in compensation costs of $3,738, marketing and other outside services costs of $1,204, and freight and supplies costs of $506.

Amortization of purchased intangible assets decreased $16,153 for the nine months ended September 30, 2023 compared to the same period in 2022 as the Arcadia customer backlog purchased intangible asset was fully amortized in 2022.

Operating income was $51,919 for the nine months ended September 30, 2023 compared to $19,423 in the same period last year. The increase in operating income was the result of improved financial performance at all business segments.

Other expense, net of $337 for the nine months ended September 30, 2023 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $7,205 for the nine months ended September 30, 2023 increased 78% compared with the same period in 2022 due to an increase in floating interest rates related to the Term Loan.

Income tax provision of $13,187 was recorded on income before income taxes of $44,377 for the nine months ended September 30, 2023. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The current year effective rate was impacted unfavorably by the geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. In addition, the effective rate was impacted unfavorably by discrete stock-based compensation impacts of $1,401. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a favorable impact to the effective tax rate. We recorded an income tax provision of $4,938 on income before income taxes of $15,330 for the nine months ended September 30, 2022. The prior year effective rate was impacted unfavorably by discrete stock-based compensation impacts of $454. The rate was also impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. for the nine months ended September 30, 2023 was $23,495, compared to $8,981 for the same period in 2022.

Adjusted EBITDA for the nine months ended September 30, 2023 increased compared with the same period in 2022 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2023	2022
Net income	$31,190	$10,392
Interest expense, net	7,205	4,058
Income tax provision	13,187	4,938
Depreciation	10,294	10,578
Amortization of purchased intangible assets	17,001	33,154
EBITDA	78,877	63,120
Stock-based compensation	8,558	6,891
CEO transition expenses (1)	4,343	—
Restructuring expenses and asset impairments	515	53
Amortization of acquisition-related inventory valuation step-up	—	430
Other expense, net	337	35
Adjusted EBITDA	92,630	70,529
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(16,156)	(15,911)
Adjusted EBITDA attributable to DMC Global Inc.	$76,474	$54,618

(1) The Company and its former CEO entered into a separation agreement in the first quarter of 2023. In conjunction with this event as well as a reprioritization of near-term initiatives, we incurred certain expenses, primarily including: (a) severance-related charges for the former CEO and other impacted employees of $1,948; (b) CEO transition and executive search firm costs of $1,893; and (c) contract termination costs of $350.

Adjusted Net Income and Adjusted Diluted Earnings per Share increased for the nine months ended September 30, 2023 compared with the same period in 2022 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Nine months ended September 30, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$23,495	$1.20
CEO transition expenses and accelerated stock-based compensation, net of tax (3)	6,284	0.32
Restructuring expenses and asset impairments, net of tax	358	0.02
As adjusted	$30,137	$1.54
(1) Calculated using diluted weighted average shares outstanding of 19,540,978
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.
(3) Includes CEO transition expenses of $4,343 and accelerated stock-based compensation of $3,040 related to the vesting of the former CEO’s outstanding equity awards, net of tax.

	Nine months ended September 30, 2022
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$8,981	0.47
Amortization of acquisition-related inventory valuation step-up, net of tax	199	0.01
NobelClad restructuring expenses, net of tax	36	—
As adjusted	$9,216	$0.48
(1) Calculated using diluted weighted average shares outstanding of 19,357,333
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. Segment operating income will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, including unallocated stock-based compensation, other income (expense), net, and interest expense, net.

Arcadia

Three months ended September 30, 2023 compared with three months ended September 30, 2022

	Three months ended September 30,
	2023	2022	$ change	% change
Net sales	$71,455	$80,697	$(9,242)	(11%)
Gross profit	23,789	23,892	(103)	—%
Gross profit percentage	33.3%	29.6%
COSTS AND EXPENSES:
General and administrative expenses	7,413	8,782	(1,369)	(16%)
Selling and distribution expenses	4,248	4,135	113	3%
Amortization of purchased intangible assets	5,652	7,233	(1,581)	(22%)
Operating income	6,476	3,742	2,734	73%
Adjusted EBITDA	13,434	12,065	1,369	11%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(5,374)	(4,826)	548	11%
Adjusted EBITDA attributable to DMC Global Inc.	$8,060	$7,239	821	11%

Net sales decreased $9,242 for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to lower customer pricing in response to reductions in base aluminum metal prices, and lower sales volumes driven by softer demand for commercial interior products and brief operational challenges from the implementation of a new ERP system.

Gross profit percentage increased to 33.3% for the three months ended September 30, 2023 compared to 29.6% for the same period in 2022 primarily due to decreases in base aluminum metal prices which exceeded declines in customer pricing.

General and administrative expenses decreased $1,369 for three months ended September 30, 2023 compared to the same period in 2022 due primarily to lower headcount and variable compensation.

Amortization of purchased intangible assets decreased $1,581 for the three months ended September 30, 2023 compared to the same period in 2022 as the customer backlog purchased intangible asset was fully amortized in 2022.

Operating income increased $2,734 for the three months ended September 30, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA increased for the three months ended September 30, 2023 compared with the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2023	2022
Operating income	$6,476	$3,742
Adjustments:
Depreciation	969	733
Amortization of purchased intangible assets	5,652	7,233
Stock-based compensation	337	357
Adjusted EBITDA	13,434	12,065
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(5,374)	(4,826)
Adjusted EBITDA attributable to DMC Global Inc.	$8,060	$7,239

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

	Nine months ended September 30,
	2023	2022	$ change	% change
Net sales	$230,951	$225,127	$5,824	3%
Gross profit	73,342	70,364	2,978	4%
Gross profit percentage	31.8%	31.3%
COSTS AND EXPENSES:
General and administrative expenses	23,476	22,337	1,139	5%
Selling and distribution expenses	13,721	11,832	1,889	16%
Amortization of purchased intangible assets	16,956	32,674	(15,718)	(48%)
Operating income	19,189	3,521	15,668	445%
Adjusted EBITDA	40,390	39,777	613	2%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(16,156)	(15,911)	245	2%
Adjusted EBITDA attributable to DMC Global Inc.	$24,234	$23,866	368	2%

Net sales increased $5,824 for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to higher customer pricing in response to raw material and labor inflation.

Gross profit percentage increased to 31.8% for the nine months ended September 30, 2023 primarily due to higher customer pricing implemented to offset significant cost inflation and to restore margins to historical levels.

General and administrative expenses were higher by $1,139 for the nine months ended September 30, 2023 compared to the same period in 2022 due to increases in outside services costs of $607 primarily attributable to the implementation of a new ERP system, depreciation expense of $248, and stock-based compensation expense of $200.

Selling and distribution expenses increased $1,889 for the nine months ended September 30, 2023 compared to the same period in 2022 due to higher compensation costs.

Amortization of purchased intangible assets decreased $15,718 for the nine months ended September 30, 2023 compared to the same period in 2022 as the customer backlog purchased intangible asset was fully amortized in 2022.

Operating income increased $15,668 for the nine months ended September 30, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA increased for the nine months ended September 30, 2023 compared with the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2023	2022
Operating income	$19,189	$3,521
Adjustments:
Depreciation	2,675	2,144
Amortization of purchased intangible assets	16,956	32,674
Stock-based compensation	1,239	1,008
CEO transition expenses	331	—
Amortization of acquisition-related inventory valuation step-up	—	430
Adjusted EBITDA	40,390	39,777
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(16,156)	(15,911)
Adjusted EBITDA attributable to DMC Global Inc.	$24,234	$23,866

DynaEnergetics

Three months ended September 30, 2023 compared with three months ended September 30, 2022

	Three months ended September 30,
	2023	2022	$ change	% change
Net sales	$72,998	$70,372	$2,626	4%
Gross profit	19,585	21,237	(1,652)	(8%)
Gross profit percentage	26.8%	30.2%
COSTS AND EXPENSES:
General and administrative expenses	3,095	4,924	(1,829)	(37%)
Selling and distribution expenses	5,604	4,257	1,347	32%
Amortization of purchased intangible assets	15	78	(63)	(81%)
Operating income	10,871	11,978	(1,107)	(9%)
Adjusted EBITDA	$12,568	$13,935	$(1,367)	(10%)

Net sales increased $2,626 for the three months ended September 30, 2023 compared to the same period in 2022 due to an increase in unit sales of DS perforating systems. International sales increased 13% while North American sales increased 2%.

Gross profit percentage decreased to 26.8% for the three months ended September 30, 2023 primarily due to lower absorption of fixed manufacturing overhead costs and an unfavorable customer mix.

General and administrative expenses were lower by $1,829 for the three months ended September 30, 2023 compared to the same period in 2022 due to decreases in patent infringement litigation costs of $1,305, compensation costs of $231, and depreciation expense of $146.

Selling and distribution expenses increased $1,347 for the three months ended September 30, 2023 compared to the same period in 2022 due to increases in bad debt expense of $408, compensation costs of $352, marketing costs of $345, as well as freight and other supplies expense of $203.

Operating income decreased $1,107 for the three months ended September 30, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA decreased for the three months ended September 30, 2023 compared with the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2023	2022
Operating income	$10,871	$11,978
Adjustments:
Depreciation	1,682	1,879
Amortization of purchased intangible assets	15	78
Adjusted EBITDA	$12,568	$13,935

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

	Nine months ended September 30,
	2023	2022	$ change	% change
Net sales	$239,720	$186,776	$52,944	28%
Gross profit	70,574	53,805	16,769	31%
Gross profit percentage	29.4%	28.8%
COSTS AND EXPENSES:
General and administrative expenses	12,869	14,657	(1,788)	(12%)
Selling and distribution expenses	15,888	12,318	3,570	29%
Amortization of purchased intangible assets	45	245	(200)	(82%)
Operating income	41,772	26,585	15,187	57%
Adjusted EBITDA	$46,984	$32,493	$14,491	45%

Net sales increased $52,944 for the nine months ended September 30, 2023 compared to the same period in 2022 due to higher North American drilling and well completions, which led to increased demand for DS perforating systems. International sales also increased 26% for the nine months ended September 30, 2023 compared to the same period in 2022.

Gross profit percentage increased to 29.4% for the nine months ended September 30, 2023 compared to 28.8% in the same period in 2022 primarily due to the impact of higher sales volume on fixed manufacturing overhead expenses.

General and administrative expenses decreased $1,788 for the nine months ended September 30, 2023 compared to the same period in 2022 due to lower patent infringement litigation costs of $1,155 and depreciation expense of $400.

Selling and distribution expenses were higher by $3,570 for the nine months ended September 30, 2023 compared to the same period in 2022 primarily due to increases in marketing costs of $1,181, compensation costs of $1,026, freight and other supplies expense of $717, bad debt expense of $386, and business-related travel of $160.

Operating income increased $15,187 for the nine months ended September 30, 2023 compared to the same period in 2022 due to the factors discussed above.

Adjusted EBITDA increased for the nine months ended September 30, 2023 compared to the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2023	2022
Operating income	$41,772	$26,585
Adjustments:
Depreciation	5,167	5,663
Amortization of purchased intangible assets	45	245
Adjusted EBITDA	$46,984	$32,493

NobelClad

Three months ended September 30, 2023 compared with three months ended September 30, 2022

	Three months ended September 30,
	2023	2022	$ change	% change
Net sales	$27,694	$23,396	$4,298	18%
Gross profit	9,309	6,325	2,984	47%
Gross profit percentage	33.6%	27.0%
COSTS AND EXPENSES:
General and administrative expenses	1,106	1,475	(369)	(25%)
Selling and distribution expenses	2,531	2,263	268	12%
Amortization of purchased intangible assets	—	74	(74)	(100%)
Restructuring expenses and asset impairments	440	8	432	5,400%
Operating income	5,232	2,505	2,727	109%
Adjusted EBITDA	$6,384	$3,412	$2,972	87%

Net sales increased $4,298 for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to higher activity in core energy and petrochemical end markets, including increased pressure vessel plate shipments.

Gross profit percentage increased to 33.6% for the three months ended September 30, 2023 due to a more favorable project and regional mix, as well as the impact of higher sales on fixed manufacturing overhead expenses.

General and administrative expenses decreased $369 for the three months ended September 30, 2023 compared to the same period in 2022 due to lower outside services costs driven by a decrease in ERP system implementation costs.

Selling and distribution expenses increased $268 for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to higher compensation costs of $289, partially offset by a decrease in bad debt expense of $58.

Restructuring expenses and asset impairments increased $432 for the three months ended September 30, 2023 compared to the same period in 2022 due to the impairment of a manufacturing asset that was removed from production.

Operating income increased $2,727 for the three months ended September 30, 2023 compared to the same period in 2022 due primarily to an increase in gross profit.

Adjusted EBITDA increased for the three months ended September 30, 2023 compared with the same period in 2022 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2023	2022
Operating income	$5,232	$2,505
Adjustments:
Depreciation	712	825
Amortization of purchased intangible assets	—	74
Restructuring expenses and asset impairments	440	8
Adjusted EBITDA	$6,384	$3,412

Nine months ended September 30, 2023 compared with nine months ended September 30, 2022

	Nine months ended September 30,
	2023	2022	$ change	% change
Net sales	$74,481	$67,109	$7,372	11%
Gross profit	23,113	16,532	6,581	40%
Gross profit percentage	31.0%	24.6%
COSTS AND EXPENSES:
General and administrative expenses	2,978	3,644	(666)	(18%)
Selling and distribution expenses	7,135	6,910	225	3%
Amortization of purchased intangible assets	—	235	(235)	(100%)
Restructuring expenses and asset impairments	440	53	387	730%
Operating income	12,560	5,690	6,870	121%
Adjusted EBITDA	$15,152	$8,468	$6,684	79%

Net sales increased $7,372 for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to higher activity in core energy and petrochemical end markets, including increased pressure vessel plate shipments.

Gross profit percentage increased to 31.0% for the nine months ended September 30, 2023 due to a more favorable project and regional mix, as well as the impact of higher sales on fixed manufacturing overhead expenses.

General and administrative expenses decreased $666 for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to lower outside services costs driven by a decrease in ERP system implementation costs.

Selling and distribution expenses increased $225 for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to higher variable incentive compensation due to improved performance against target metrics.

Restructuring expenses and asset impairments increased $387 for the nine months ended September 30, 2023 compared to the same period in 2022 due to the impairment of a manufacturing asset that was removed from production.

Operating income increased $6,870 for the nine months ended September 30, 2023 compared to the same period in 2022 due primarily to higher gross profit and lower general and administrative expenses.

Adjusted EBITDA increased for the nine months ended September 30, 2023 compared to the same period in 2022 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2023	2022
Operating income	$12,560	$5,690
Adjustments:
Depreciation	2,152	2,490
Amortization of purchased intangible assets	—	235
Restructuring expenses and asset impairments	440	53
Adjusted EBITDA	$15,152	$8,468

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $83,884 at September 30, 2023 compared to $107,654 at December 31, 2022. The decrease in net debt through the first nine months of 2023 was due primarily to $13,750 in Term Loan repayments and a $7,516 investment in marketable securities. We have a fully undrawn $50,000 revolving credit facility at September 30, 2023.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of September 30, 2023, we were in compliance with all financial covenants and other provisions of our debt agreements.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. Consolidated Pro Forma EBITDA equals Adjusted EBITDA as calculated within the Consolidated Results of Operations section plus certain predefined add-backs, which include up to $5,000 for one-time integration expenses incurred in the twelve-month period following the closing date of the Arcadia acquisition. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0 from the quarter ended June 30, 2023 and thereafter. The actual leverage ratio as of September 30, 2023, calculated in accordance with the credit facility, as amended, was 1.26 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2023 was 3.30 to 1.0.

As of September 30, 2023, borrowings of $121,250 on the Term Loan under our credit facility were outstanding. No amounts were outstanding on the $50,000 revolver as of September 30, 2023.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 on which no amounts were outstanding as of September 30, 2023.

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

As of September 30, 2023, the settlement amount of the redeemable noncontrolling interest of $187,522 remains unchanged from December 31, 2022. Refer to Note 2 within Item 1 for further information related to the valuation of the redeemable noncontrolling interest.

Other contractual obligations and commitments

Our debt balance, net of deferred debt issuance costs, decreased to $119,460 at September 30, 2023 from $132,798 at December 31, 2022 for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2022.

Cash flows provided by (used in) operating activities

Net cash provided by operating activities was $42,748 for the nine months ended September 30, 2023 compared to $24,335 in the same period last year. The increase was primarily due to higher net income and a reduction in working capital cash usage as activity levels have stabilized.

Cash flows used in investing activities

Net cash used in investing activities for the nine months ended September 30, 2023 of $14,971 related to the acquisitions of property, plant and equipment of $7,455 and investment in marketable securities of $7,516. Net cash used in investing activities for the nine months ended September 30, 2022 of $13,311 related to the acquisition of property, plant and equipment and consideration adjustments attributable to the Arcadia acquisition.

Cash flows used in financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2023 of $26,211 primarily included distributions to the redeemable noncontrolling interest holder of $10,345, required quarterly principal payments and a prepayment on our Term Loan of $13,750, and treasury stock purchases of $2,328. Net cash flows used in financing activities for the nine months ended September 30, 2022 of $22,814 primarily included distributions to the redeemable noncontrolling interest holder of $10,293, required quarterly principal payments on our Term Loan of $11,250, and treasury stock purchases of $1,092.

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

Critical Accounting Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimates, judgments and assumptions that affect the amounts reported for revenues, expenses, asset, liabilities, and other related disclosures. Our critical accounting estimates have not changed from those reported in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Changes in Internal Control over Financial Reporting

During the third quarter of 2023, Arcadia implemented a new enterprise resource planning (ERP) system. As a result of this transition, certain changes to our processes and procedures resulted in changes to our internal controls over financial reporting. We expect the new ERP will strengthen our internal financial controls by providing operational and reporting enhancements. For further discussion of the risks associated with Arcadia’s internal control environment, see risk factor, “The acquisition of Arcadia is expected to materially complicate the timely achievement of effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act, which could have a material adverse effect on our business and stock price” in Part I, Item 1A, Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2022.

There were no other changes that occurred during the fiscal quarter covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the third quarter of 2023, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2023	—	$—
August 1 to August 31, 2023	8,064	$18.47
September 1 to September 31, 2023	196	$24.27
Total	8,260	$18.61

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2) As of September 30, 2023, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (451,281) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (94,001) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2023, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	November 2, 2023	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 2, 2023	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)