Form 10-K
period 2023-12-31
DMC Global Inc.
filed 2024-02-23
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K
 (Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Yes  ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act from their obligations under those sections. Yes  ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated Filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 under the Act).  Yes  ☐  No ☒

The approximate aggregate market value of the voting stock held by non-affiliates of the registrant was $343,226,776 as of June 30, 2023.

The number of shares of Common Stock outstanding was 19,786,188 as of February 20, 2024.

Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant’s proxy statement for its 2024 Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission (“SEC”) within 120 days of the close of the registrant’s fiscal year ended December 31, 2023.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K and the documents incorporated by reference into it contain certain forward-looking statements within the meaning of the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “may,” “will,” “continue,” “project,” “forecast,” and similar expressions, as well as statements in the future tense, identify forward-looking statements. Statements addressing events or developments that we expect or anticipate will occur in the future, including statements relating to our future operating performance, any of our businesses’ future financial and operational growth or technical and product expansions, the result and timing of the strategic review process for our businesses, the potential acquisition of the 40% minority interest in Arcadia Products, LLC ("Arcadia Products"), expected benefits from enhancements to our systems and applications, our backlog and anticipated future sales and market share, as well as statements expressing optimism or pessimism about future operating results, are forward-looking statements within the meaning of the Reform Act.

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
•The ability to complete a sale, a merger or other business combination of a portion of DMC’s business-unit assets, and/or a strategic investment;
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
The effects of these factors are difficult to predict. New factors emerge from time to time, and we cannot assess the potential impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. All forward-looking statements speak only as of the date of this annual report, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events. In addition, readers of this Annual Report on Form 10-K should refer to Part I, Item 1A — Risk Factors for a discussion of these and other factors that could materially affect our results of operations and financial condition.

ITEM 1.                                                Business

References made in this Annual Report on Form 10-K to “we”, “our”, “us”, “DMC”, "DMC Global" and the “Company” refer to DMC Global Inc. and its consolidated subsidiaries. Unless stated otherwise, all dollar figures in this report are presented in thousands (000s).

Overview

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") owns and operates Arcadia Products, DynaEnergetics and NobelClad, three innovative, asset-light manufacturing businesses that provide differentiated products and engineered solutions to segments of the construction, energy, industrial processing and transportation markets. Arcadia Products supplies architectural building products, including exterior and interior framing systems, windows, curtain walls, storefronts, doors, and interior partitions to the commercial construction market; it also supplies customized windows and doors to the ultra-high-end residential construction market. DynaEnergetics designs, manufactures and sells highly engineered products utilized by the global oil and gas industry principally for the perforation of oil and gas wells. NobelClad is a leader in the production of explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment, as well as specialized transition joints for use in construction of commuter rail cars, ships, and liquified natural gas (LNG) processing equipment.

Arcadia Products uses a network of service centers and distributors throughout the United States to sell its products, while DynaEnergetics and NobelClad operate globally through an international network of manufacturing, distribution and sales facilities. Refer to Note 10 within Part II, Item 8 — Financial Statements and Supplementary Data for net sales, operating income, and total assets for each of our segments.

Our Strategy

Our strategy is to maximize the value of our company by capitalizing on the unique strengths of each of our three businesses. Arcadia Products, which has established a differentiated business model within the commercial and residential building products industry, serves a large addressable market and is seeking to grow its position in its targeted U.S. markets. DynaEnergetics and NobelClad each have established leadership positions in their segments of the energy and industrial equipment industries, and both have opportunities for additional growth while maintaining high rates of cash flow conversion.

In January 2023, we announced management changes resulting in the appointment of Michael Kuta and David Aldous as interim co-President and Chief Executive Officers. On August 4, 2023, our board of directors (the "Board") appointed Michael Kuta as President and Chief Executive Officer and a director. David Aldous remains a member of the Board and was re-appointed as Chairman effective August 4, 2023. Eric Walter was appointed as our new Chief Financial Officer in February 2023, and Arcadia Products named James Chilcoff as its new President in January 2023. We also appointed two new independent directors to the Board in 2023, with Ouma Sananikone appointed in August and James O'Leary appointed in November.

Near-term priorities for the new leadership team include positioning Arcadia for growth, strengthening the profitability of DynaEnergetics, achieving commercial success with new products introduced by NobelClad, and improving our overall cash flow through more effective working capital management and targeted cost reductions. We expect Arcadia Products to be the primary driver of DMC’s future financial and operational growth, reflecting its large addressable market and differentiated business model. Arcadia Products is investing in new digital technologies and manufacturing capacity to facilitate its expansion. Additional aluminum painting capacity was added in the second half of 2023, and the business expects further expansions in painting and anodizing capacity in 2024. We recently amended our credit facility, which increases our borrowing capacity and is intended to provide the financial flexibility to purchase the remaining 40% of Arcadia.

On January 29, 2024, we announced that the Board of Directors initiated a review of strategic alternatives for our DynaEnergetics and NobelClad businesses to maximize value for shareholders and other stakeholders. The Board is overseeing the assessment process, including options for a sale, a merger or other business combination involving one or both businesses. The Board has not set a timetable to complete the strategic review process, and there can be no assurance that the review process will result in any transactions. The process of exploring strategic alternatives will involve the dedication of significant resources and the incurrence of significant costs and expenses.

Business Segments

Arcadia Products

Arcadia Products provides architectural building products to the U.S. construction industry through three divisions: Arcadia, which serves the commercial exteriors market; Wilson Partitions, which serves the commercial interiors market; and Arcadia Custom, which serves the high-end residential market.

Arcadia

Arcadia designs, engineers, fabricates and finishes aluminum framing systems, windows, curtain walls, storefronts and entrance systems for the commercial exteriors market. It operates an integrated “hub and satellite” model in which light manufacturing, anodizing and painting of aluminum components are performed in Vernon, California, and the resulting products are shipped to a network of service centers located in growing markets throughout the western and southwestern United States. Products are designed to address regional needs and preferences, and each satellite seeks to offer superior product availability, short lead times, product customization, and design and engineering support. Arcadia serves a loyal customer base consisting primarily of local and regional glazing contractors, subcontractors, commercial architects and designers. In 2023, Arcadia accounted for approximately 69% of the net sales of Arcadia Products.

Wilson Partitions

Wilson Partitions serves the commercial interior framing and partitions markets across the U.S., providing framing systems, aluminum doors, sliding systems and glazing systems. Wilson Partitions is supported by centralized manufacturing facilities in California, as well as support facilities in Connecticut and Texas. Its products address both new construction and repairs and remodels; and product capabilities include noise control, fire rating, built-to-order custom finishes, and other functional and aesthetic features. In 2023, Wilson Partitions accounted for approximately 10% of the net sales of Arcadia Products.

Arcadia Custom

Arcadia Custom serves the ultra-high-end residential real estate market throughout the United States, and is supported by manufacturing facilities in California, Arizona and Connecticut. It provides a broad offering of custom, fully fabricated aluminum, steel and wood windows and doors to luxury homes and mixed-use markets. Arcadia Custom works closely with architects, owners, contractors and installers to provide support throughout the planning, design and installation phases of a residential construction process. In 2023, Arcadia Custom accounted for approximately 21% of the net sales of Arcadia Products.

Environmental Sustainability

Arcadia Products’ operations have an ongoing focus on environmental sustainability, including hazardous waste recycling and initiatives aimed at reducing waste. All of Arcadia’s commercial building products and many of our residential product offerings are made from aluminum, including recycled aluminum content. A significant portion of Arcadia Custom’s residential projects use stainless steel (the most recycled building material in the world), and most of its steel products are recyclable.

Many of our architectural products help architects, developers, and building owners achieve their energy-efficiency and sustainability goals by improving energy performance, thereby reducing greenhouse gas emissions, providing daylight and natural ventilation, and increasing comfort and safety for occupants. Arcadia Products offers high-performance products that comply with the Leadership in Energy and Environmental Design (LEED) Green Building Rating System. In addition, we offer renovation solutions to help modernize aging buildings, providing significantly improved energy performance. Arcadia Products is committed to continuing to improve the energy efficiency of products for our customers.

Operations

Arcadia Products is headquartered in Vernon, California, and operates four manufacturing facilities and 11 fabrication and distribution facilities. Anodized and painted aluminum components for all Arcadia Products divisions are manufactured in Vernon, with additional painting and manufacturing capacity in its Tucson, Arizona, and Connecticut facilities.

During the years ended December 31, 2023 and 2022, Arcadia Products represented approximately 42% and 46% of our consolidated net sales, respectively.

Products

The Arcadia division manufactures, assembles and sells aluminum window and door systems, as well as architectural components. These include architectural framing systems, windows, curtain walls, entrance systems and sun control products. Our product offerings allow architects to create distinctive looks for buildings such as office towers, airports, hotels, education and athletic facilities, health care locations, government buildings, retail centers, mixed use and multi-family residential buildings, while also meeting functional requirements such as energy efficiency, hurricane, blast and other impact resistance and/or sound control.

Wilson Partitions manufactures and sells door framing systems, aluminum doors, sliding systems and glazing systems.

Arcadia Custom designs and manufactures thermally broken steel and aluminum windows and doors and custom wood doors and windows.

We offer product warranties that we believe are competitive for the markets in which our products are sold. The nature and extent of these warranties depend upon the product, the market and, in some cases, the customer being served.

Suppliers and Raw Materials

Materials used in Arcadia and Wilson Partition's commercial products include aluminum extrusions, both finished and unfinished, paint and hardware. Materials used in Arcadia Custom's residential products include aluminum, steel, wood, paint, fabricated glass and hardware. The availability, quality, and costs of many of these commodities have fluctuated, and may continue to fluctuate, over time and are primarily sourced in North America. Generally, we have been able to address raw material price increases in our product pricing to customers. The results of our operations can be impacted by a delay between the time of a raw material cost increase and our price capture.

Aluminum is our most important raw material, and we currently have the ability to source from several major suppliers. Our other raw materials are readily available from a variety of domestic sources. We generally have good relationships with our suppliers and strive to proactively manage raw material availability and pricing.

Competition

Arcadia and Wilson Partitions

The North American exterior and interior commercial construction markets are highly fragmented. Competitive factors include price, product quality, product attributes and performance, reliable service, regional satellites, local availability, lead-time, on-time delivery, project management, technical engineering and design services. To protect and enhance our competitive position, we maintain strong relationships with our customers and strive to provide value to all persons in the value chain. There is a great deal of competition in the North American commercial window, storefront and partition manufacturing industry, and the Arcadia and Wilson Partition divisions compete against several national, regional and local manufacturers, as well as regional paint and anodizing finishing companies.

We believe Arcadia’s and Wilson Partitions’ low-cost manufacturing platform, supply chain management, broad product offering, product quality and availability, short lead times and highly diversified and long-tenured customer base, create significant competitive advantages relative to many other exterior and interior building products manufacturers.

Arcadia Custom

Arcadia Custom faces competition nationally from several large, well-known competitors and from many smaller, regional competitors. Competitive factors include product quality and design, aesthetics, dealer relationships and relationships with architects and luxury home builders.

Marketing, Sales, Distribution

The Arcadia division relies on a reputation for strong customer service, quality products and competitive lead times to maintain and attract customers. It has strong relationships with local glaziers, installers and subcontractors.

Wilson Partitions sells through a national in-house sales force and external sales representatives.

Arcadia Custom’s sales strategy focuses on direct selling through a national internal sales team and select dealer network that market our products to architects and luxury home builders. The sales network focuses on attracting and retaining dealers by striving to consistently provide exceptional customer service, leading product designs and quality, technical expertise and competitive pricing.

Ownership and Management

Following the closing of the Arcadia Products acquisition in December 2021, DMC (through its direct ownership and indirect ownership through our subsidiary DMC Korea) owns 60% of Arcadia Products and the remaining 40% is owned by New Arcadia Holdings, Inc., which is wholly-owned by Synergex Group LLC, Trustee of the Munera Family ESBT, and previously the majority owner of Arcadia, Inc. (“Munera”). Arcadia Products is governed by an Operating Agreement among the Company, Arcadia Products and Munera (the “Operating Agreement”). Pursuant to the Operating Agreement, the Company has the right to appoint four directors to Arcadia Products’ board of directors (the “Arcadia Board”), one of whom will serve as Chairman of the Arcadia Board, and Munera has the right to appoint three directors. If Munera’s ownership in Arcadia Products declines, the number of directors it has the right to appoint will be reduced in the manner set forth in the Operating Agreement. The Arcadia Board generally acts by majority vote of the directors, but certain matters specified in the Operating Agreement require the affirmative vote of 80% of the directors.

At any time at or after the third anniversary of the effective date of the Operating Agreement, Munera shall have the right (but not the obligation) to require the Company to purchase (the “Put Option”) its interests in Arcadia Products for a price based on the higher of (a) a value based on the Acquisition purchase price and (b) a multiple of Arcadia Products’ average EBITDA for the preceding two fiscal years and its projected EBITDA for the then-current fiscal year (the “Option Purchase Price”), and the Company shall have the right (but not the obligation) to purchase all of Munera’s interests for the same price (the “Call Option”). If the Put Option is exercised, the Option Purchase Price will be paid, at DMC’s option, (i) in cash or (ii) 20% in cash and 80% in shares of preferred stock of the Company. If the Company exercises the Call Option, the Option Purchase Price will be paid in cash. The Operating Agreement also provides for rights of first refusal and “drag-along” rights pursuant to which we could, in certain circumstances, acquire Munera’s interests prior to the third anniversary of the effective date of the Operating Agreement.

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

Operations

The DynaEnergetics segment seeks to build on its products and technologies, as well as its sales, supply chain and distribution network. During the three years ended December 31, 2023, 2022 and 2021, the DynaEnergetics segment represented approximately 44%, 40% and 67% of our consolidated net sales, respectively.

DynaEnergetics’ operates manufacturing facilities in Germany and the United States. In Troisdorf, Germany, DynaEnergetics has six integrated detonator manufacturing lines, two shaped charge lines and a detonating cord manufacturing line. In Liebenscheid, Germany, DynaEnergetics operates a manufacturing facility for perforating guns and associated hardware. In the United States, DynaEnergetics has three shaped charge manufacturing lines in Blum, Texas where product assembly and metal fabricating also occur. We have a second metal fabricating facility in Whitney, Texas. These locations provide us with global capacity for shaped charge and perforating gun production and enhance our delivery and customer service capabilities in our key markets.

Products

IS2: DynaEnergetics has focused on the advancement of safe and selective perforating products for use in North America’s shale, or onshore, unconventional, oil and gas industry. Among these products are the IS2™ Intrinsically Safe Initiating Systems, which include the IS2TM Customer Assembled (CA) detonator and the wire-free, plug-in, IS2 Top Fire (TF) detonator. The IS2 TF detonator is the key enabling technology in DynaEnergetics’ family of DS Factory-Assembled, Performance-Assured perforating systems. The IS2 detonators require a specific digital code for firing and are immune from induced currents and voltages, static electricity and high-frequency irradiation. These safety features substantially reduce the risk of unintentional detonation and enable concurrent perforating and hydraulic fracturing operations at well sites with multiple wellbores, improving operating efficiencies for customers. In response to the exacting needs of our customers, we expanded and enhanced the IS2 product line, including adding an IS2 MS igniter specifically designed for our DS MicroSet™ as well as an upgrade of all IS2 detonators to the more proficient IS2 Express which provides improved performance through a more intuitive automated firing panel process. In 2023, we introduced a new and improved generation of our intrinsically safe detonator, the IS3. This more technically advanced and compact detonator was developed internally to provide the platform for the next generation of DS systems.

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

DynaEnergetics has successfully expanded the family of DS perforating systems with various models: DS Echo™, for re-frac applications; DS LoneStar™, a single-shot system that delivers large, ultra-consistent entry holes, and DS NLine™, an oriented systems that features several shaped charges on a lateral plane. During 2022, DynaEnergetics continued to refine its systems to further improve reliability and worked to expand our product offerings. In 2023, we launched DS Gravity 2.0™, a next generation self orientating system for oriented perforating and DS NLine 2.0, which includes an improved alignment system for oriented perforating. Both systems utilize the latest generation IS3 detonator.

Shaped Charges: DynaEnergetics develops and sells a wide range of shaped charges for use in its perforating systems, including the LoneStar and EchoFrac™ charges specifically designed for sale in their respective systems. DynaEnergetics also sells HaloFrac™ charges, which incorporate advancements in liner materials and shaped charge geometry to improve hydraulic fracturing performance, the FracTune™ family of shaped charges, which delivers uniform hole diameter in the well casing independent of shot phasing and gun positioning within the well bore, and the DPEX™ family of charges, which feature energetic liners. All three charge lines can be used with the DS perforating system as well as conventional perforating gun systems across a range of gun diameters. In 2023, DynaEnergetics expanded on its portfolio of equal-entry hole shaped charges through the introduction of Oriented FracTune™, an improved oriented equal entry hole product designed to address the precise requirements of oriented perforating applications in the plug and perforating market. These charges enable exploration and production companies and their wireline service providers to choose from a variety of specifically designed shaped charges to match well completion design requirements.

TCP Systems: DynaEnergetics Tubing Conveyed Perforating ("TCP") systems are customized for individual customer needs and well applications. TCP enables perforating of conventional vertical wells, as well as highly deviated and horizontal wells. These types of wells are increasingly being drilled by the off-shore industry and in applications outside the U.S. TCP tools also perforate long intervals in a single trip, which significantly improves rig efficiency. Our TCP tool range includes mechanical and hydraulic firing systems, gun releases, redundant firing heads, under-balancing devices and auxiliary components. Our tools are designed to withstand down-hole temperatures of up to 260 degrees Celsius (500 degrees Fahrenheit) for safe and quick assembly at the well site and to allow unrestricted total system length.

Setting and Ballistic Release Tools: DynaEnergetics also sells products that perform critical down-hole functions associated with the perforating process. DS MicroSet™ is a compact, disposable setting tool used to install the fracking plugs that isolate stages in a multi-stage, unconventional oil or gas well. In 2023, we launched DS Liberator™ 2.0, which is a newly designed ballistic release tool which enables wireline service companies to disengage from a perforating string that has become stuck in the well bore.

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

Suppliers and Raw Materials

DynaEnergetics' product offering consists of complex components that require numerous high-end inputs. DynaEnergetics utilizes a variety of raw materials for the production of oilfield perforating products, including high-quality steel tubes, steel and copper, explosives, granulates, plastics and ancillary plastic product components. DynaEnergetics obtains its raw materials from a number of different producers in Germany, other European countries, and the U.S., but also purchases materials from other international suppliers.

Competition

DynaEnergetics faces competition from independent manufacturers of perforating products and from the industry's three largest oil and gas service companies, which produce perforating systems for their own use and also buy systems and other perforating components and specialty products from independent suppliers such as DynaEnergetics. We compete for sales primarily on customer service, product quality, reliability, safety, performance, and price.

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

The customers for our energy products can be divided into four broad categories: purchasing centers of large service companies, international service companies, independent international and North America-based service companies (often referred to as “wireline” companies), and local resellers.

Marketing, Sales, Distribution

DynaEnergetics’ worldwide marketing and sales efforts for its oilfield products are managed from Troisdorf, Germany and Houston, Texas. DynaEnergetics’ sales strategy focuses on direct selling, distribution through licensed distributors and independent sales representatives, education of current and prospective service-company customers about our products and technologies, and education of E&P companies about the benefits of our products and technologies in an effort to generate pull-through demand. Currently, DynaEnergetics sells its oilfield and seismic products through wholly owned affiliates in Germany, the U.S., and Canada, and through independent sales agents in other parts of the world. DynaEnergetics serves the Americas region through its network of sales and distribution centers in the United States and Canada. In 2023, DynaEnergetics continued to upgrade its website and mobile applications for an improved customer experience. Additional enhancements are expected in future periods.

DynaEnergetics also designs and manufactures customized perforating products for third-party customers according to their designs and requirements.
Research and Development

DynaEnergetics devotes substantial resources to its research and development (R&D) programs. Based predominantly in Troisdorf, Germany, the R&D team works closely with sales, product management, and operations management teams to establish priorities and effectively manage individual projects. Through its ongoing involvement in oil and gas industry trade shows and conferences, DynaEnergetics maintains a strong profile in the oil and gas industry. In addition to its existing shaped charge test facility, which can simulate down-hole, wellbore, and reservoir pressure conditions to develop and test high performance perforating charges for both oil companies and service providers, the R&D group has a purpose-built pressure vessel which can reach 30,000 psi test pressures and be heated to up to 200 degrees Celsius (392 degrees F). This enables the R&D group to support the oil and gas industry with test methods for new products that realistically simulate potentially difficult down-hole conditions. In 2023, we continued construction of our horizontal test loop at our Blum, Texas facility. Upon completion in 2024, this significant investment will allow the testing of our perforating systems in an environment mimicking down-hole flow conditions, which should enhance our development and testing programs. An R&D plan, which focuses on new technology, products, process support and contracted projects, is prepared and reviewed at least quarterly. R&D costs were $5,610, $5,712, and $6,378 for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Clad Metal End-Use Markets

The eight broad industrial sectors discussed below comprise the bulk of demand for NobelClad’s products, with oil and gas and chemical and petrochemical constituting approximately 70% of NobelClad sales in 2023. This demand is driven by the underlying need for both new equipment and facility maintenance in these primary market sectors.

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

Operations

During the three years ended December 31, 2023, 2022 and 2021, the NobelClad segment represented approximately 15%, 14% and 33% of our consolidated net sales, respectively. Our manufacturing facilities and their respective shooting sites in Pennsylvania and Germany provide the production capacity to address projects for NobelClad’s global customer base.

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

NobelClad’s metal products are primarily produced for custom projects and conform to requirements set forth in customers’ purchase orders. Upon receipt of an order, NobelClad obtains the component materials from a variety of sources based on quality, availability and cost, and then produces the order in one of its manufacturing facilities. Final products are processed to meet contract specific requirements for product configuration and quality/inspection level.

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

Cylindra™ Cryogenic Transition Joints: Compared with bolted connection systems, Cylindra™ offers an easier, more reliable way to connect stainless steel to aluminum pipes for producing LNG and industrial gases in Air Separation Units (ASU).

DetaPipe™ Spools, Elbows and Branches: NobelClad develops reactive metal pipe spools and elbows for piping systems in demanding high-pressure and high-temperature processes. This new technology allows for end users to benefit from the corrosion resistance performance and process safety that metals like zirconium, titanium and tantalum provide.

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

Competition

Hot Roll Bonding and Weld Overlay.  NobelClad faces competition from two primary alternative cladding technologies: hot roll bonding and weld overlay. The technologies do not always compete directly, as each has applications that are better suited, relating to metal used and thicknesses required. However, specific project considerations such as technical specifications, price and delivery time allow these technologies to compete directly with explosion-welding. In the roll bond process, the clad metal and base metal are bonded during the hot rolling operation in which the metal slab is converted to plate. The weld overlay process is used by the many vessel fabricators that are often also NobelClad customers. In weld overlay cladding, the clad metal layer is deposited on the base metal using arc-welding type processes.

Explosion-Welded Metal Cladding. Worldwide competition in the explosion-welded clad metal business is fragmented, and we believe that NobelClad holds a strong market position in the industry. Within North America, NobelClad is one of the largest producers of explosion-welded clad products. In Europe, its manufacturing capacity gives NobelClad a strong position against competitors. In Asia, NobelClad has mixed competition ranging from competitors with strong brand names and competitive technology to other producers that are technically limited and offer minimal exports outside of their domestic markets. To remain competitive, NobelClad intends to continue developing and providing technologically advanced manufacturing services, maintaining quality levels, offering flexible delivery schedules, delivering finished products on a reliable basis and competing favorably on the basis of price.

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

Marketing, Sales, Distribution

NobelClad conducts its selling efforts by marketing its services to potential customers' senior management, direct sales personnel, program managers, and independent sales representatives. Prospective customers in specific industries are identified through networking in the industry, cooperative relationships with suppliers, public relations, customer references, inquiries from technical articles and seminars, website inquiries, webinars, and trade shows. NobelClad’s sales office in the United States covers both North and South America. Its sales offices in Europe cover the full European continent, Africa, the Middle East, and India. NobelClad also has a sales office in South Korea and China to address the Asian markets and uses contract agents to cover various other countries. Contract agents typically work under multi-year agreements which are subject to sales performance targets as well as compliance with NobelClad quality, customer service and compliance expectations. By maintaining relationships with its existing customers, developing new relationships with prospective customers, and educating all its customers as to the technical benefits of NobelClad’s products, NobelClad endeavors to assist in setting standard specifications, both by our customers and the American Society of Mechanical Engineers and ASTM International, to ensure that the highest quality and reliability are achieved.

NobelClad’s products are generally shipped from its manufacturing locations in the United States and Germany. Any shipping costs or duties for which NobelClad is responsible typically will be included in the price paid by the customer. Regardless of where the sale is booked, NobelClad will produce it, capacity permitting, at the location closest to the delivery place. In the event that there is a capacity issue at one facility, NobelClad can produce the order at its other production site, prioritizing timing. The two production sites allow NobelClad to meet customer production needs in a timely manner.

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

In 2001, the Company acquired substantially all of the stock of NobelClad Europe SA, a French company (“NobelClad Europe”), which expanded the Company’s explosive metalworking operations to Europe.

In 2007, the Company acquired the German company DynaEnergetics GmbH and Co. KG (“DynaEnergetics”) and certain affiliates, which expanded the Company’s explosive metalworking operations in Europe and added a complementary energy products business.

In 2013, the Company branded its explosive metalworking operations under the single name NobelClad, and in 2014, the Company re-branded the energy products segment as DynaEnergetics.

In 2016, the Company changed its name to DMC Global Inc.

In 2021, the Company completed the acquisition of 60% of the membership interests in Arcadia Products. This acquisition diversified the markets and industries in which we operate and dramatically expanded our addressable markets.

On January 29, 2024, the Company announced that the Board initiated a review of strategic alternatives for the DynaEnergetics and NobelClad businesses to maximize value for shareholders and other stakeholders. The Board is overseeing the assessment process, including options for a sale, a merger or other business combination involving one or both businesses. The Board has not set a timetable to complete the strategic review process, and there can be no assurance that the review process will result in any transactions.

Human Capital

DMC empowers its people and organizations by institutionalizing entrepreneurship and celebrating ingenuity. We stand behind our businesses in ways that truly add value. Our culture is based on four core values: Integrity, Courage, Teamwork, and Humility.

These values represent and establish the foundation of how we conduct our business. By embedding our core values into our operating strategies, we ensure that our company culture also drives our Environmental, Social and Governance ("ESG") sustainability efforts.

DMC seeks to provide all employees with a supportive work environment and the opportunity to improve their skills and advance their careers. We believe every employee deserves an environment in which they are treated with dignity and respect, and their voices are heard. We support diversity within our workforce, and respect and embrace the different backgrounds, experiences, cultures and perspectives our employees bring to DMC.

As of December 31, 2023, we had approximately 1,800 permanent and part-time employees, of which approximately 1,500 employees are located inside the U.S., the majority of whom are engaged in manufacturing operations, with the remainder primarily in sales, marketing and administrative functions. None of our manufacturing employees are unionized. In addition, we use a number of temporary workers at any given time, depending on workload at our businesses.

Compensation and Benefits. Our compensation and benefits teams strive to develop and implement policies and programs that are fair to employees, support our business goals, maintain competitiveness, and promote shared fiscal responsibility among the Company and our employees. We offer employees benefits that vary by country and are designed to meet or exceed the requirements of local laws and to be competitive in the marketplace. Examples of benefits offered in the U.S. include traditional and Roth 401(k) plans with matching employer contributions; health benefits; life and disability insurance; additional voluntary insurance; paid counseling assistance; paid time off and parental leave; and a tuition reimbursement program. We have integrated these U.S. benefits programs for DMC and Arcadia. We also sponsor an employee stock purchase plan to encourage employees to acquire an ownership stake in DMC.

Health and Safety. The health and safety of our employees is fundamental to our success. The Board and management teams actively focus on the health and safety of our employees and engage various processes and programs to identify and manage risks through recognition, evaluation, and education. We empower our employees by fostering a sense of responsibility for managing their own work environment through open communication and training. Our occupational health and safety ("OH&S") management system is designed to foster a robust safety culture, stringent risk management and effective leadership.

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

No single patent or trademark is considered to be critical to any of Arcadia Products', DynaEnergetics', or NobelClad's operations.

We are careful in protecting our proprietary know-how and manufacturing expertise in Arcadia Products, DynaEnergetics, and NobelClad, and each business unit has implemented measures and procedures designed to ensure that the information remains confidential.

Foreign and Domestic Operations and Export Sales

All sales are shipped from our manufacturing facilities and distribution centers located in the United States, Germany, and Canada. The following table presents our net sales based on the geographic location to where we shipped the product, regardless of the country of the actual end user.

Given the purchase of Arcadia Products in late 2021, it is only included in the table for the years ended December 31, 2023 and 2022.

	(Dollars in Thousands)
	For the years ended December 31,
	2023	2022	2021
United States	$597,324	$549,370	$173,336
Canada	30,992	26,766	16,929
United Arab Emirates	9,227	5,107	3,843
Oman	7,949	3,188	3,115
China	6,438	3,902	10,365
Iraq	6,034	3,574	72
Germany	5,713	5,151	3,270
Kuwait	4,980	1,801	1,559
South Korea	4,562	3,242	2,144
Saudi Arabia	4,252	2,416	553
France	3,035	2,101	2,522
Indonesia	2,622	2,085	1,131
India	2,486	8,249	3,062
Egypt	2,340	5,780	3,519
Ukraine	2,332	—	3,742
Netherlands	2,146	3,041	2,200
Italy	2,110	1,816	1,467
Sweden	2,014	3,746	1,208
Belgium	2,009	603	2,547
Australia	1,866	1,816	1,567
Norway	1,292	1,854	2,211
Turkey	1,258	4,602	3,153
South Africa	1,154	1,970	886
Russia*	—	183	4,057
Rest of the world	15,053	11,723	11,657
Net sales	$719,188	$654,086	$260,115

*Sales to Russia have been suspended indefinitely due to the ongoing conflict in Ukraine.

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

Our Internet address is www.dmcglobal.com. Information contained on our website does not constitute part of this Annual Report on Form 10-K. Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available free of charge on our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also regularly post information about our Company on our website under the "Investors" tab.

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

Risk Factors Related to Arcadia Products

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
•We recently implemented a new enterprise resource planning (ERP) system, and challenges with the implementation of the system may adversely impact our business and operations.

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
•Recent conflict in the Middle East may adversely affect our business and results of operations.
•If we are not able to design, develop, and produce commercially competitive products in a timely manner in response to changes in the market, customer requirements, competitive pressures, and technology trends, our business and consolidated results of operations and the value of our intellectual property could be materially and adversely affected.
•We may be unable to successfully execute and realize the expected financial benefits from strategic initiatives.
•Demand for DynaEnergetics products could be reduced by existing and future legislation, regulations and public sentiment.
•Consolidation of our customers and competitors may impact our results of operations.
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
•Our costs could substantially increase if we experience a large claim or a significant number of warranty claims.

Risk Factors Related to our Businesses Generally

•Our efforts to grow and transform our businesses may require significant investments; if our strategies are unsuccessful, our business, results of operations and/or financial condition may be materially adversely affected.
•Our review of potential strategic alternatives may not result in executed or consummated transactions or other strategic alternatives, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.
~~•~~Our operations are subject to political and economic instability and risk of government actions that could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.
•Inflation and higher interest rates have, and may continue to, adversely affect our financial position and results of operations.
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

Risks Related to Acquisitions

•We have incurred debt to finance the acquisition of 60% of Arcadia Products and may incur additional substantial financial obligations in connection with the acquisition of the remaining 40% of Arcadia Products.
•DMC is the majority shareholder of Arcadia Products, and our interest in Arcadia Products is subject to the risks normally associated with the conduct of businesses with a minority shareholder.
•To the extent that we seek to further expand our business through acquisitions, we may experience issues in executing acquisitions or integrating acquired operations.

Risk Factors Related to Our Common Stock

•The price and trading volume of our common stock may be volatile, which may make it difficult for you to resell the common stock when you want or at prices you find attractive.

Risk Factors Related to Arcadia Products

North American and global economic and industry-related business conditions materially affect our sales and results of operations.

Our Arcadia Products business is significantly influenced by North American economic conditions and the cyclical nature of the North American commercial and residential construction industry. The construction industry is impacted by macroeconomic trends, such as availability of credit, employment levels, consumer confidence, interest rates and commodity prices. Recent rising inflation, interest rates, and construction costs have reduced, and could continue to reduce, the demand for our products and impact our profitability. Higher interest rates make it more expensive to finance construction projects, and as a result, may reduce the demand for our products. In addition, changes in architectural design trends, demographic trends, and/or remote work trends could negatively impact demand for our products. To the extent changes in these factors negatively impact the overall commercial construction industry, our revenue and profits could be significantly reduced.

We may not be able to continue to compete successfully against other companies in our industry.

The markets in which Arcadia Products operates are highly competitive and many of our competitors are larger and better capitalized than we are. These competitors may be better able to withstand changes in conditions within the industries and markets in which we operate and may have significantly greater operating and financial flexibility than we have. Moreover, barriers to entry are low in certain product lines and new competitors may enter our industry, whether within the U.S. or internationally. An increase in competition, including in the form of aggressive pricing by new market entrants or offerings of alternative building materials, could cause us to lose customers and lead to decreases in net sales and profitability if we are not able to respond adequately to such challenges. The actions of our existing competitors or new competitors could result in loss of customers and/or market share. Changes in our competitors' products, prices or services could negatively impact our market share, net sales and/or margins.

If we are unable to manage our supply chain effectively, including availability and price of materials used in our products, our results of operations will be negatively affected.

We obtain a significant portion of our key raw materials, such as aluminum extrusions, from a few key suppliers. While we structure many of our supply arrangements to moderate the effects of fluctuations in the market for raw aluminum and we endeavor to adjust our customer pricing to offset potential impacts, operating results could be negatively impacted by price movements in the market for raw aluminum. In recent years, we have seen increased volatility in the price of aluminum that we purchase from our key suppliers.

Our suppliers are subject to fluctuations in general economic cycles. Global economic conditions and political and economic instability may impact their ability to operate their businesses, including the ongoing military action between Russia and Ukraine and related government actions. Some of our suppliers have been and may continue to be negatively impacted by the costs or availability of raw materials, labor and transportation, and they may not be able to handle commodity cost volatility or changing volumes while still performing up to our specifications. These factors may cause suppliers to be unable to meet their commitments or to negatively change the terms of supply arrangements.

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

We could also be required to maintain higher inventory levels as we address supply uncertainties. Such developments would result in higher costs and potentially a decrease in our revenues and profitability. If our supply of raw materials is disrupted or our delivery times are extended, our results of operations and financial condition could be materially adversely affected.

An inability to successfully develop new products or improve existing products could negatively impact our ability to attract new customers and/or retain existing customers.

Our success depends on meeting consumer needs and anticipating changes in consumer preferences with successful new products and product improvements. We aim to introduce products and new product designs proactively to offset obsolescence and decreases in sales of existing products. While we devote significant focus to the development of new products, we may not be successful in product development and our new products may not be commercially successful. In addition, it is possible that competitors may improve their products more rapidly or effectively, which could adversely affect our sales. Furthermore, market demand may decline as a result of consumer preferences trending away from our categories or trending down within our brands or product categories, which could adversely impact our results of operations, cash flows and financial condition.

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

We recently implemented a new enterprise resource planning (ERP) system, and challenges with the implementation of the system may adversely impact our business and operations.

Phase one of a new ERP system went live in July 2023. While the ERP changeover led to a brief operational slowdown early in the third quarter, the system is expected to enhance operating efficiencies and the internal control environment throughout Arcadia by streamlining data sources, simplifying complex processes, and reducing manual processes. Any disruptions, deficiencies, or other problems associated with the implementation of our ERP system, such as quality issues, programming errors, or inconsistent employee adoption could adversely affect our ability to operate our business, produce timely and accurate financial statements, or comply with applicable regulations. This could result in negative impacts on our business and operations. Additionally, the implementation involves greater utilization of third-party cloud computing services in connection with our Arcadia operations. Problems faced by us or our third-party providers relating to this implementation, including technological or business-related disruptions and cybersecurity threats, could adversely impact our business, results of operations, and financial condition for future periods. Any failures identified within our internal controls as a result of this implementation, even if quickly remediated, or difficulties encountered during implementation, may adversely impact our operating results or hinder our ability to report our financial results in a timely and accurate basis.

Risk Factors Related to DynaEnergetics

Demand for DynaEnergetics’ products is substantially dependent on the levels of capital expenditures by the oil and gas industry. Decreases or expected decreases in oil and gas prices and reduced expenditures in the oil and gas industry could have a material adverse impact on our financial condition, results of operations and cash flows.

Demand for the majority of DynaEnergetics' products depends substantially on the level of expenditures by the oil and gas industry for the exploration, development and production of oil and natural gas reserves. These expenditures are generally dependent on the industry’s view of future oil and natural gas prices and are sensitive to the industry’s view of future economic growth and the resulting impact on demand for oil and natural gas. Higher oil and gas prices have resulted in increasing North American completion activity and increased expenditures by the oil and gas industry. This has resulted in increased cash flows for E&P companies; however, E&P companies are still seeking to control their cost of operations and this has continued to contribute to downward pressure on prices for our products. In addition, the oil and gas industry has historically been cyclical, and to date in 2024, oil prices have declined significantly from their 2022 highs. When oil prices decline, we would expect an increased risk of reduced or delayed oil and gas exploration and production spending, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, all of which could result in reduced demand for our products, downward pressure on selling prices for our products and decreased revenues and profits. These effects would likely have a material adverse effect on our financial condition, results of operations and cash flows.

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

The markets in which we operate are highly competitive. DynaEnergetics competes with a broad spectrum of companies that produce and market perforating services and products. Many of these companies are large national and multi-national companies, including the oil and natural gas industry’s largest oilfield service providers. These companies have longer operating histories, greater financial, technical, and other resources, and greater name recognition than we do. In addition, we compete with many smaller companies capable of competing effectively on a regional or local basis. Our competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements. To remain competitive, DynaEnergetics must continue to provide innovative products at competitive prices and maintain an excellent reputation for value, quality, on-time delivery, and safety. If we fail to compete successfully against our competition, we may be unable to maintain acceptable sales levels, prices and margins for our products, which could have a material adverse effect on our business, financial condition, and results of operations

Recent conflict in the Middle East may adversely affect our business and results of operations.

Recent conflict in the Middle East has resulted in volatility in oil prices due to concerns regarding the conflict’s impact on global oil supplies. Continued conflict or an expanded or increased level of conflict could further impact oil prices and drilling activity globally or have adverse effects on global macroeconomic conditions generally, which could have a negative impact on our business and results of operations.

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

We may be unable to successfully execute and realize the expected financial benefits from strategic initiatives.

From time to time, our business has engaged in strategic initiatives, and such activities may occur in the future. These efforts have recently included a series of automation, lean manufacturing and cost-reduction initiatives designed to enhance profitability and improve quality. While we expect meaningful financial benefits from our strategic initiatives, we may not realize the full benefits expected within the anticipated timeframe. Adverse effects from strategy-driven organizational changes could interfere with our realization of anticipated synergies, customer service improvements and cost savings from these strategic initiatives. Additionally, our ability to fully realize the benefits and implement strategic initiatives may be limited by certain contractual commitments. Moreover, we may incur substantial expenses in connection with the execution of strategic plans in excess of what is forecasted. Further, strategic initiatives can be a complex and time-consuming process that can place substantial demands on management, which could divert attention from other business priorities or disrupt our daily operations. Any of these failures could materially adversely affect our business, financial condition, results of operations and cash flows, which could constrain our liquidity.

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

The oil and gas industry has historically experienced periods of consolidation which may result in reduced capital spending by some of our customers, the acquisition of one or more of our primary customers, or competitors and consolidated entities using size and purchasing power to seek pricing or other concessions, which may lead to decreased demand for our products. We are continuing to experience significant customer concentration and customer consolidation, resulting in certain customers having substantial pricing power, which has negatively impacted our margins and profitability. During the year ended December 31, 2023, one DynaEnergetics customer accounted for approximately 15% of consolidated net sales of the Company. In addition, recent, ongoing and future mergers, combinations and consolidations in our industry could result in existing competitors increasing their market share. As a result, industry consolidation may have a significant negative impact on our results of operations, financial position or cash flows.

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

We use backlog to predict our anticipated future sales. Our year-end backlog was $59.4 million, $55.5 million, and $41.2 million at the end of fiscal years 2023, 2022 and 2021, respectively. We define “backlog” at any given point in time to consist of all firm, unfulfilled purchase orders and commitments at that time. We expect to fill most items in backlog within the following twelve months. However, since orders may be rescheduled or canceled and a significant portion of our net sales is derived from a small number of customers, backlog is not necessarily indicative of future sales levels. Moreover, we cannot be sure of when during the future twelve-month period we will be able to recognize revenue corresponding to our backlog nor can we be certain that revenues corresponding to our backlog will not fall into periods beyond the twelve-month horizon.

There is a limited availability of sites suitable for cladding operations.

Our cladding process involves the detonation of large amounts of explosives. As a result, the sites where we perform cladding must meet certain criteria, including adequate distance from densely populated areas, specific geological characteristics, and the ability to comply with local noise and vibration abatement regulations in conducting the process. Our shooting sites in Pennsylvania and in Germany are located in mines. Our Pennsylvania shooting site is subleased under an arrangement pursuant to which we provide certain contractual services to the sub-landlord, and this sublease expires in 2029. Our shooting sites require ongoing maintenance and investment, and failure to adequately maintain these sites could result in reduced access or capacity constraints. In addition, we could experience difficulty in obtaining or renewing permits because of resistance from residents in the vicinity of existing or proposed sites. The failure to obtain required governmental approvals or permits could limit our ability to expand our cladding business in the future, and the failure to maintain such permits or satisfy other conditions to use the sites would have a material adverse effect on our business, financial condition and results of operations.

There is no assurance that we will continue to compete successfully against other manufacturers of competitive products.

Our explosion-welded clad products compete on a worldwide basis with explosion-welded clad products made by other manufacturers in the clad metal business and with products manufactured using other technologies. We see competition from large well-known clad suppliers and from a growing number of smaller companies with explosion welded clad manufacturing capability in China and India. Explosion-welded clad products also compete with products manufactured by roll bond and weld overlay cladding processes. The technical and commercial niches of each cladding process are well understood within the industry and vary from one market location to another and at different metal prices. We focus on reliability, product quality, on-time delivery performance, and low-cost manufacturing to minimize the potential of future competitive threats. However, there is no guarantee we will be able to maintain our competitive position.

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

Our product warranties against technical defects of our clad products vary depending on our purchase orders with customers. The warranties require us to repair or replace defective products and may require the payment of a certain percentage of the purchase price as liquidated damages for our failure to meet the specified product specifications and delivery requirements. In addition, our clad products are often used as part of larger projects or are used in potentially hazardous applications that can cause injury or loss of life and damage to property or equipment. In the event of an actual or alleged product defect, we may be named as a defendant in product liability or other lawsuits asserting potentially large claims. We cannot guarantee that insurance will be available or adequate to cover any or all liabilities incurred. We generally have not established any reserve funds for potential warranty claims since historically we have experienced few warranty claims for our products and the costs associated with our warranty claims have been low. If we experience an increase in warranty claims or if our repair and replacement costs associated with warranty claims increase significantly, it could have a material adverse effect on our financial condition and results of operations.

Risk Factors Related to our Businesses Generally

Our efforts to grow and transform our businesses may require significant investments; if our strategies are unsuccessful, our business, results of operations and/or financial condition may be materially adversely affected.

We continuously evaluate opportunities for growth and change. These initiatives may involve making acquisitions, entering into partnerships and joint ventures, divesting assets, restructuring our existing operations and assets, creating new financial structures and building new facilities—any of which could require a significant investment and subject us to new risks. We may incur additional indebtedness to finance these opportunities. If our strategies for growth and change are not successful, we could face increased financial pressure, such as increased cash flow demands, reduced liquidity and diminished access to financial markets, and the equity value of our businesses could be diluted.

The implementation of strategies for growth and change may create additional risks, including:

● diversion of management time and attention away from existing operations;

● requiring capital investment that could otherwise be used for the operation and growth of our existing businesses;

● disruptions to important business relationships;

● increased operating costs;

● limitations imposed by various governmental entities; and

● difficulties due to lack of or limited prior experience in any new markets we may enter.

Our inability to mitigate these risks or other problems encountered in connection with our strategies for growth and change could have a material adverse effect on our business, results of operations and financial condition. In addition, we may fail to fully achieve the savings or growth projected for current or future initiatives notwithstanding the expenditure of substantial resources in pursuit thereof.

Our review of potential strategic alternatives may not result in executed or consummated transactions or other strategic alternatives, and the process of reviewing strategic alternatives or its conclusion could adversely affect our business and our stockholders.

In January 2024, we announced that we are reviewing potential strategic alternatives for DynaEnergetics and NobelClad aimed at maximizing value for our shareholders. The potential strategic alternatives include, among other things, a sale, a merger or other business combination of a portion of our business-unit assets, and/or a strategic investment. We are actively working with a financial advisor and may retain other advisors to assist the Board in evaluating our current strategy, operations, and capital structure.

Any potential transaction or other strategic alternative would be dependent on a number of factors that may be beyond our control, including, among other things, market conditions, industry trends, regulatory approvals, and the availability of financing for a potential transaction on reasonable terms. The process of reviewing potential strategic alternatives is time consuming and may be distracting and disruptive to our business operations and long-term planning, which may cause concern to our current or potential customers, employees, investors, strategic partners and other constituencies and may have a material impact on our business and operating results or result in increased volatility in our share price. We expect to incur substantial expenses associated with identifying, evaluating and negotiating potential strategic alternatives. There can be no assurance that any potential transaction or other strategic alternative, if consummated, will provide greater value to our stockholders than that reflected in the current price of our common stock. Until the review process is concluded, perceived uncertainties related to our future may result in the loss of potential business opportunities, volatility in the market price of our common stock and difficulty attracting and retaining qualified talent and business partners. Similarly, activist investors may engage in proxy solicitations or advance shareholder proposals, or otherwise attempt to affect changes and assert influence on our Board and management, which could lead to the impacts on our business, Board, management and employees discussed above.

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
•public health crises and catastrophic events;
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

Inflation and higher interest rates have, and may continue to, adversely affect our financial position and results of operations.

Increases in the cost of wages, materials, parts, equipment, transportation and other operational components over the past two years have adversely affected our results of operations, cash flows and financial position by increasing our overall cost structure, and could continue to do so, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products. In addition, higher interest rates in the U.S. have increased the cost of debt borrowing, which decreases cash available for debt repayment, investment, and acquisitions.

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

We have experienced, and expect to continue to experience, fluctuations in annual and quarterly operating results caused by various factors at our businesses. At NobelClad, quarterly sales and operating results depend on the volume and timing of the orders in our backlog as well as bookings during the quarter. At DynaEnergetics, the level of demand from our customers is impacted by oil and gas prices as well as a variety of other factors and can vary significantly from quarter to quarter. At Arcadia Products, operating results can fluctuate due to price movements in the market for raw aluminum. Portions of our operating expenses are fixed, and planned expenditures are based primarily on sales forecasts and product development programs. If sales do not meet our expectations in any given period, the adverse impact on operating results may be magnified by our inability to adjust operating expenses sufficiently or quickly enough to compensate for such a shortfall. Results of operations in any period should not be considered indicative of the results for any future period.

We are exposed to potentially volatile fluctuations of the U.S. dollar (our reporting currency) against the currencies of many of our operating subsidiaries.

Many of our operating subsidiaries conduct business in euros, Canadian dollars, or other foreign currencies. Sales made in currencies other than U.S. dollars accounted for 9%, 6%, and 16% of total sales for the years ended 2023, 2022 and 2021, respectively. Any increase or decrease in the value of the U.S. dollar against any foreign currency that is the functional currency of any of our operating subsidiaries will cause us to experience foreign currency translation gains or losses with respect to amounts already invested in such foreign currencies. In addition, our company and our operating subsidiaries are exposed to foreign currency risk to the extent that we or they enter into transactions denominated in currencies other than our or their respective functional currencies. For example, DynaEnergetics Europe's functional currency is euros, but its sales often occur in U.S. dollars. Changes in exchange rates with respect to these items will result in unrealized (based upon period-end exchange rates) or realized foreign currency transaction gains and losses upon settlement of the transactions. In addition, we are exposed to foreign exchange rate fluctuations related to our operating subsidiaries’ assets and liabilities and to the financial results of foreign subsidiaries and affiliates when their respective financial statements are translated into U.S. dollars for inclusion in our Consolidated Financial Statements. Cumulative translation adjustments are recorded in other cumulative comprehensive loss as a separate component of equity. Our primary exposure to foreign currency risk is the euro, due to the percentage of our U.S. dollar revenue that is derived from countries where the euro is the functional currency. We use foreign currency forward contracts, generally with maturities of one month, to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability account balances. These hedge transactions relate to our operating entities with significant economic exposure to transactions denominated in currencies other than their functional currency. Our primary economic exposures include the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar, and the euro to the U.S. dollar. Since the underlying balance sheet account balances being hedged can fluctuate significantly throughout our monthly hedge periods, our hedging program cannot fully protect against foreign currency fluctuations.

Disruptions or delays involving our suppliers or increases in prices for the components, raw materials and parts that we obtain from our suppliers could have a material adverse effect on our business and consolidated results of operations.

Our operations are dependent upon the continued ability of our suppliers to deliver the components, raw materials and parts that we need to manufacture our products. In some instances, we purchase components, raw materials and parts that are ultimately derived from a single source and may be at an increased risk for supply disruptions. Any number of factors, including labor disruptions, acts of war or terrorism, military activity, trade sanctions, catastrophic weather events, the occurrence of a pandemic or other widespread illness (such as the resurgence of COVID-19), contractual or other disputes, unfavorable economic or industry conditions, transportation disruptions, delivery delays or other performance problems or financial difficulties or solvency problems, could disrupt our suppliers’ operations and performance, which could, in turn, lead to uncertainty in our supply chain or cause supply disruptions for us and disrupt our operations. If we experience supply disruptions, we may not be able to develop alternate sourcing quickly. Any disruption of our production schedule caused by an unexpected shortage of components, raw materials or parts even for a relatively short period of time could cause us to alter production schedules or suspend production entirely, which would adversely affect our business and results of operations.

The terms of our indebtedness contain a number of restrictive covenants, the breach of any of which could result in acceleration of payment of our credit facilities.

As of December 31, 2023, we had an outstanding balance of $117.5 million on our syndicated credit agreement, which was subsequently amended on February 6, 2024. This agreement, as amended, includes various covenants and restrictions and certain of these relate to the incurrence of additional indebtedness and the mortgaging, pledging or disposing of major assets. We are also required to maintain certain financial ratios on a quarterly basis. A breach of any of these covenants could impair our ability to borrow and could result in acceleration of our obligations to repay our debt if we are unable to obtain a waiver or amendment from our lenders. As of December 31, 2023, we were in compliance with all financial covenants and other provisions of the credit agreement, as amended, and our other loan agreements. Any failure to remain in compliance with any material provision or covenant of our credit agreement could result in a default, which would, absent a waiver or amendment, require immediate repayment of outstanding indebtedness under our credit facilities. We may not have or be able to obtain sufficient funds to satisfy such a repayment obligation.

If our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

We depend on a limited number of significant customers in our DynaEnergetics and NobelClad businesses, and the loss of one or more significant customers or the failure of a customer to pay outstanding amounts due could have a material adverse effect on our business and our consolidated results of operations. In most cases, we bill our customers for our services in arrears and are, therefore, subject to the risk that our customers will delay payment of or fail to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations, their access to the credit markets and rising interest rates. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

New or existing tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

New or existing tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows, either directly or indirectly through various adverse impacts on our significant customers. In 2018, the U.S. announced tariffs of 25 percent on steel and 10 percent on aluminum imported from countries where we typically source metals. These tariffs were met with retaliatory tariffs from certain countries and increased, broader tariffs were levied by the U.S. on targeted countries, including China. Certain of these tariffs have been modified; however, impacts and uncertainties are continuing. The tariffs impacted the cost of the importation of steel, which we utilize in our steel plate and steel pipe, key materials in our NobelClad and DynaEnergetics businesses. Though in many cases we have been able to source metals from domestic suppliers, some materials are only available from sources subject to tariffs. The cost of domestic steel and aluminum has also increased, along with the price of delivery, and the availability of certain materials has been limited. These higher costs have increased the price of our products to our customers and, in some instances, affected our ability to be competitive. For our

NobelClad business, this impacts our ability to compete on international projects and negatively impacts U.S. fabricators, which are the primary consumers of NobelClad products. Although some of these tariffs have been subsequently reduced or eliminated, as occurred in connection with the United States Mexico Canada Agreement (USMCA), many tariffs continue to exist and new tariffs have been and may be imposed at any time. The prolonged duration of tariffs, the imposition of additional tariffs and the risk of potential broader global trade conflicts could have a material adverse effect on our business, financial condition or results of operations.

Failure to attract and retain key personnel and source sufficient labor could adversely affect our current operating results.

Our continued success depends to a large extent upon the efforts and abilities of key managerial and technical employees, and our ability to secure sufficient manufacturing labor. In 2023, there were significant changes in our management team, including the appointment of Michael Kuta as Chief Executive Officer (following his prior service as Chief Financial Officer and interim co-Chief Executive Officer), the appointment of Eric Walter as Chief Financial Officer, the appointment of Brett Seger as Chief Accounting Officer, and the appointment of James Chilcoff as Arcadia Products President. Our current and future success is dependent on the retention of these and other executive officers, key employees and directors. The loss or unavailability of any key personnel could have an adverse effect on the Company’s leadership, ability to execute our strategy, financial condition and results of operations.

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

We are dependent upon information technology systems in the conduct of our operations. Our information technology systems are subject to disruption, damage or failure from a variety of sources, including, without limitation, computer viruses, security breaches, cyber-attacks, natural disasters and defects in design. Cybersecurity incidents in particular are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data and banking information and other electronic security breaches that could lead to disruptions in systems, unauthorized release of confidential or otherwise protected information and the corruption of data. The risk of cybersecurity incidents may increase with political and economic instability or warfare (including the ongoing hostilities between Russia and Ukraine). Various measures have been implemented to manage our risks related to information technology systems and network disruptions. However, given the unpredictability of the timing, nature and scope of information technology disruptions, we could potentially be subject to production downtimes, operational delays, the compromising of confidential or otherwise protected information, destruction or corruption of data, security breaches, theft, other manipulation or improper use of our systems and networks or financial losses from remedial actions, any of which could have a material adverse effect on our cash flows, competitive position, financial condition or results of operations. In addition, a data breach could result in negative publicity which could damage our reputation and have an adverse effect on our results of operations and our stock price.

We outsource certain technology and business process functions to third parties and may increasingly do so in the future. If we do not effectively develop, implement and monitor our outsourcing strategy, if third party providers do not perform as anticipated or if we experience technological or other problems with a transition, we may not realize productivity improvements or cost efficiencies and may experience operational difficulties, increased costs and loss of business. Our outsourcing of certain technology and business processes to third parties may expose us to enhanced risks related to data security, which could result in monetary and reputational damages. In addition, our ability to receive services from third party providers may be impacted by cultural differences, political instability, and unanticipated regulatory requirements or policies. As a result, our ability to conduct our business may be adversely affected.

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

Various federal, state and local employment and labor laws and regulations govern our relationships with our employees, and similar laws and regulations apply to our operations outside of the U.S. These laws and regulations relate to matters such as employment discrimination, wage and hour laws, requirements to provide and document meal and rest periods or other benefits, family leave mandates, requirements regarding working conditions and accommodations to certain employees, citizenship or work authorization and related requirements, insurance and workers’ compensation rules, healthcare laws and anti-discrimination and anti-harassment laws. We incur substantial costs to comply with these laws and regulations and non-compliance could expose us to significant liabilities. For example, Arcadia Products is currently defending a lawsuit in California alleging violations of wage and hour regulations with respect to certain temporary and permanent employees. We are incurring legal costs to defend this action and may in the future be required to defend similar actions, and we could incur losses from these and similar cases, and the amount of such losses or costs could be material.

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

Several U.S. states have passed comprehensive privacy laws that have recently become effective. Of note among them is the California Consumer Privacy Rights Act (CPRA), which amends and expands the California Consumer Privacy (CCPA). The CPRA, which went into effect on January 1, 2023, along with the CCPA, governs the transmission, security and privacy of California residents’ personal information. The CPRA has a twelve month look-back period for enforcement purposes. Among many new requirements, the CPRA creates a category for sensitive data including health and other personal information that requires additional safeguards and disclosures. In addition, the CPRA expands consumers’ rights and has enhanced enforcement mechanisms such as the creation of a California Privacy Protection Agency that will investigate and enforce the CPRA and its promulgating regulations. The states of Virginia, Colorado, Connecticut and Utah have also recently enacted omnibus data privacy laws. In addition, many other proposals exist in states across the U.S. that could increase our potential liability and increase our compliance costs. Aspects of these state privacy statutes remain unclear, resulting in further legal uncertainty and potentially requiring us to modify our data practices and policies and to incur substantial additional compliance costs.

In addition, the recently adopted SEC final cybersecurity rule requires, among other things, comprehensive disclosure regarding oversight of cybersecurity risks and increased monitoring and reporting of data security incidents.

Internationally, the European Data Protection Board has released guidelines on enforcement and fines related to the General Data Protection Regulation (GDPR). The guidelines suggest a tougher stance on enforcement and stiffer fines for companies that violate the GDPR. This is in addition to the continued complexities involving the transfer of personal data from Europe to the U.S. following the Schrems II decision. In July 2023, the European Commission announced a new Trans-Atlantic data privacy framework, Privacy Shield 2.0, which may require additional compliance efforts from our company.

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

Violations of these laws, or allegations of such violations, could subject us to criminal or civil, monetary or non-monetary penalties, disrupt our operations, involve significant management distraction, subject us to class action lawsuits and result in a material adverse effect on our business, financial condition and results of operations.

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

We are currently involved and may in the future be involved in litigation relating to alleged infringement by us of others’ patents or other intellectual property rights. We have an active "freedom to operate" review process for our technology, but there is no assurance that future infringement claims will not be asserted. Infringement claims generally result in significant legal and other costs and may distract management from running our core businesses even if we are ultimately successful. In the event of any adverse ruling in any intellectual property litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license from the third-

party claiming infringement with royalty payment obligations by us. We also have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products, which may increase our costs. Any of these occurrences could significantly harm our competitive position, results of operations, financial position and cash flows.

Risks Related to Acquisitions

We have incurred debt to finance the acquisition of 60% of Arcadia Products and may incur additional substantial financial obligations in connection with the acquisition of the remaining 40% of Arcadia Products.

We financed a portion of the purchase price of the Arcadia Products acquisition with proceeds from our credit facility. Our ability to service the indebtedness under the credit facility and to maintain compliance with the covenants included in the credit facility will depend on our success in achieving the intended benefits of the acquisition, which is subject to numerous risks and uncertainties as discussed above. We will have to devote a substantial portion of our cash flow to meet required payments of principal and interest on this indebtedness, and if we are unable to generate sufficient cash flow to do so, or if we otherwise fail to comply with the terms of the credit facility, we could be in default under the agreement.

In addition, as early as three years after the closing of the Arcadia Products acquisition, we may be required to pay the Option Purchase Price for some or all of Munera’s interests in Arcadia Products if Munera exercises the Put Option. Even if we elect to pay 80% of the Option Purchase Price in preferred stock, we will need to fund the remaining portion in cash. We recently amended our credit facility, increasing the total facility amount to $300 million from our prior facility of $200 million. While the increase in the credit facility was intended to allow us to finance the Option Purchase Price, a potential exercise will depend on numerous factors, including the performance of our businesses, the status of any changes to our businesses and general market and economic conditions. If we fail to pay the Option Purchase Price when required under the Operating Agreement, we will be in default under the agreement. The Option Purchase Price is likely to be substantial relative to the current size of our business. In addition, the Option Purchase Price is subject to a defined “floor” value in the Operating Agreement, which is based primarily upon a contractually stated equity value. The floor value will apply even if Arcadia Products' performance fails to meet our expectations, and we may find it difficult to obtain additional financing, if needed, for the payment of the Option Purchase Price. In addition, debt or preferred equity financing, if obtained, may involve agreements that include liens or restrictions on our assets and covenants limiting or restricting our ability to take specific actions, such as paying dividends or making distributions, incurring additional debt, acquiring or disposing of assets or increasing expenses. Debt financing would also be required to be repaid regardless of our operating results. Obtaining financing through issuances of common stock would impose fewer restrictions on our future operations but would be dilutive to the interests of existing stockholders.

DMC is the majority shareholder of Arcadia Products, and our interest in Arcadia Products is subject to the risks normally associated with the conduct of businesses with a minority shareholder.

Pursuant to the Equity Purchase Agreement pursuant to which we acquired a 60% ownership stake in Arcadia Products, Munera continues to hold 40% of the outstanding equity interests of Arcadia Products. Our Operating Agreement governs our relationship with Munera, and we believe the Operating Agreement provides us with effective and sufficient control of Arcadia Products to allow the business to be operated consistent with our goals and values and with sufficient opportunity for profitable growth. Nevertheless, conducting a business with minority owners may lead to certain risks and uncertainties, which could have an adverse impact on our ability to profitably grow the Arcadia Products business, which could have a material adverse impact on our future cash flows, earnings, results of operations and financial condition. These include:

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
•regulatory changes affecting our industries generally or our business and operations;
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
•new positions adopted by investor stewardship groups and proxy advisory firms regarding desired ESG disclosures, policies, ranking systems and other initiatives;
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

ITEM 1B.                                       Unresolved Staff Comments

None.

ITEM 1C.                                       Cybersecurity

The Board, in coordination with the Risk Committee, oversees the Company's risk management program, which includes risks arising from cybersecurity threats. DMC’s Chief Information Officer (CIO) manages the Company’s cybersecurity program and is responsible for leading and coordinating cybersecurity activities across the organization. The CIO reports directly to our Chief Executive Officer and has extensive information technology experience.

Led by our CIO, we conduct regular assessments to identify potential cybersecurity risks and vulnerabilities, including the evaluation of systems and data assets. We have established internal procedures to stay vigilant against evolving threats by monitoring network traffic and conducting security audits. We also regularly engage independent assessors and external consultants who specialize in cybersecurity to conduct thorough, unbiased evaluations of our systems, policies, and procedures. These assessments help us ensure that our cybersecurity practices are aligned with applicable regulations and standards. To further evaluate our cybersecurity defenses, we periodically commission penetration exercises conducted by specialized firms. These tests simulate real-world attacks and assist in assessing our internal readiness and response capabilities.

We are proactively taking steps to enhance our monitoring of third-party service providers’ cybersecurity, including the commencement of a vendor third-party risk management program. This program should better enable the Company to identify and manage material risks from cybersecurity threats related to our third-party service providers.

Cybersecurity risk updates are provided quarterly to our senior management team by the CIO as part of our enterprise risk management process. We have established an incident response policy that outlines the process for assessing and responding to cybersecurity incidents. The incident response policy is reviewed at least annually by executive management. The Board also receives quarterly updates on cybersecurity risks. These reports are typically presented by our CIO to the Risk Committee of the Board and include updates to recently completed cybersecurity initiatives, upcoming plans, an overview of current threats, as well as discussion of our overall cybersecurity maturity and readiness. The Board participates in simulated cybersecurity trainings and is kept apprised of changes in cybersecurity regulatory requirements, ensuring that our organization remains in compliance with relevant standards.

Cybersecurity risks and threats, including as a result of any previous cybersecurity incidents, have not materially impacted and are not reasonably expected to materially impact us or our operations. However, we recognize the ever-evolving cyber risk landscape and cannot provide any assurances that we will not be subject to a material cybersecurity incident in the future. See Item 1A. Risk Factors “A failure in our information technology systems or those of third parties, including those caused by security breaches, cyber-attacks or data protection failures, could disrupt our business, result in significant legal costs and other losses and damage our reputation” for a discussion of cybersecurity-related risks.

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

Arcadia Products

Arcadia Products owns a manufacturing site and sales office in Vernon, California and leases other manufacturing and distribution centers throughout the United States. The table below summarizes Arcadia Products' material properties, including their location, type, size, whether owned or leased and expiration terms, if applicable.

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Vernon, California	Corporate office, metal shop building, warehouse	26,500 sq. ft.	Owned
	Land for office, paint shop, anodizing line	0.8 acre	Owned
	Land for office, paint shop, anodizing line	2.24 acres	Leased	May 31, 2046
Vernon, California	Land for parking	39,545 sq. ft.	Leased	March 31, 2027
Vernon, California(1)	Office, paint shop	112,000 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Vernon, California(1)	Office, warehouse	110,677 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Hayward, California(1)	Distribution, light assembly	45,624 sq. ft.	Leased	December 22, 2024, with renewal option for 36 months
West Sacramento, California(1)	Distribution, light assembly	16,000 sq. ft.	Leased	December 22, 2024, with renewal option for 36 months
Stamford, Connecticut(1)	Office, warehouse	39,418 sq. ft.	Leased	December 22, 2025
Phoenix, Arizona(1)	Office, warehouse	51,986 sq. ft.	Leased	December 22, 2026, with renewal option for 24 months
Las Vegas, Nevada(1)	Office, warehouse	88,915 sq. ft.	Leased	December 22, 2026, with renewal option for 24 months
Tucson, Arizona(1)	Office, paint shop, warehouse	106,507 sq. ft.	Leased	December 22, 2026, with renewal option for 60 months
Waipahu, Hawaii	Distribution, light assembly	Building: 12,746 sq. ft. Land: 21,872 sq. ft.	Leased	May 31, 2028
South Gate, California	Office, manufacturing	45,700 sq. ft.	Leased	December 31, 2027
South Gate, California	Office, manufacturing, storage	Building: 25,000 sq. ft. Land: 45,000 sq. ft.	Leased	April 30, 2027
Houston, Texas	Office, warehouse	43,412 sq. ft.	Leased	November 30, 2028, with renewal option for 60 months
Dallas, Texas	Office, warehouse	86,731 sq. ft.	Leased	November 30, 2025, with renewal option for 60 months
Kent, Washington	Distribution, light assembly	25,000 sq. ft.	Leased	May 31, 2029

(1) These leases are with entities affiliated with the holder of the redeemable noncontrolling interest and the former president of Arcadia Products. During the year-ended December 31, 2023, DMC recorded $4,625 in lease expense related to these properties.

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

Location	Property Type	Property Size	Owned/Leased	Expiration Date of Lease (if applicable)
Mt. Braddock, Pennsylvania	Clad plate manufacturing and administration office	Land: 14 acres Buildings: 101,300 sq. ft.	Owned
Dunbar, Pennsylvania	Clad plate shooting site	Land: 322 acres Buildings: 15,960 sq. ft.	Leased	December 15, 2025, with renewal options through December 15, 2029
Cool Spring, Pennsylvania	Clad plate shooting site	1,200,000 sq. ft.	Leased	March 31, 2028, with renewal options through March 31, 2033
Canonsburg, Pennsylvania	Manufacturing	16,000 sq. ft	Leased	November 30, 2024, with renewal options for two additional 12-month periods
Tautavel, France(a)	Clad shooting site	116 acres	Owned
Perpignan, France	Administration and sales office	3,671 sq. ft	Leased	September 30, 2029, with renewal options for additional three-year periods.
Burbach-Würgendorf, Germany	Storage	224 sq. meters	Leased	December 31, 2050
Dillenburg, Germany	Clad plate shooting site	Land: 18.9 acres Buildings: 46,285 sq. ft.	Owned
Liebenscheid, Germany	Manufacturing	Land: 10.47 acres Buildings: 125,394 sq. ft.	Owned
(a) Though NobelClad is no longer performing manufacturing activities in France, it owns this land in order to have access to a redundant shooting site.

ITEM 3.                Legal Proceedings

Refer to Note 12 within Part II, Item 8 — Financial Statements and Supplementary Data.

ITEM 4.                Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration ("MSHA") under the Federal Mine Safety and Health Act of 1977 (the "Mine Act"). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the year ended December 31, 2023, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is publicly traded on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “BOOM.” As of February 20, 2024, there were 210 holders of record of our common stock (does not include beneficial holders of shares held in “street name”).

Equity Compensation Plan

Refer to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding securities authorized for issuance under our equity compensation plans, which is incorporated in this Item by this reference.

Issuer Purchases of Equity Securities

During the quarter ended December 31, 2023, we purchased shares of common stock as follows. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
October 1 to October 31, 2023	2,138	$18.72
November 1 to November 30, 2023	—	$—
December 1 to December 31, 2023	6,225	$18.81
Total	8,363	$18.79

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon the vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan.
(2) As of December 31, 2023, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (426,396) and potential purchases upon participant elections to diversify equity awards held in the Company’s Amended and Restated Non-Qualified Deferred Compensation Plan (81,800) into other investment options available to participants in the Plan.

Stock Performance Graph

The following graph compares the performance of our common stock with the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index. The comparison of total return (change in year-end stock price plus reinvested dividends) for each of the years assumes that $100 was invested on December 31, 2018, in each of the Company, the Nasdaq Non-Financial Stocks Index and the Nasdaq Composite (U.S.) Index with investment weighted on the basis of market capitalization. The comparisons in the graph below are based upon historical data and are not indicative of, or intended to forecast, future performance of our common stock.

Total Performance Using OMX Global Indexes
DOLLARS
$300
$250
$200
$150
$100
$50
$0
December 31, 2018
December 31, 2019
December 31, 2020
December 31, 2021
December 31, 2022
December 31, 2023
DMC Global Inc.
Nasdaq Non-Financial Stocks
Nasdaq Composite (US)

Total Return Analysis	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
DMC Global Inc.	$100.00	$127.96	$123.15	$112.78	$55.35	$53.59
Nasdaq Non-Financial Stocks	$100.00	$139.46	$207.62	$264.73	$179.00	$277.68
Nasdaq Composite (U.S.)	$100.00	$131.17	$159.07	$200.26	$160.75	$203.23

ITEM 6.                  [Reserved.]

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes included elsewhere in this annual report. A discussion regarding our financial condition and results of operations as well as our liquidity and capital resources for fiscal 2022 compared to fiscal 2021 can be found under Item 7 in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which is available on the SEC’s website at www.sec.gov and our Investor Relations website at www.dmcglobal.com/investors.

Unless stated otherwise, all dollar figures in this report are presented in thousands (000s). N/M indicates that the change in dollars or percentage was not meaningful.

Overview

General

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") owns and operates Arcadia Products, DynaEnergetics and NobelClad, three innovative, asset-light manufacturing businesses that provide differentiated products and engineered solutions to niche segments of the construction, energy, industrial processing and transportation markets. Each of our businesses provides a unique suite of highly engineered products and differentiated solutions, and each has established a leadership position in its respective market. Our businesses seek to capitalize on their product and service differentiation to expand profit margins, increase cash flow and enhance shareholder value. Based in Broomfield, Colorado, DMC trades on Nasdaq under the symbol “BOOM.”

Arcadia Products

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia Products supplies customized windows and doors to the ultra-high-end residential real estate market.

Cost of products sold for Arcadia Products includes the cost of aluminum, paint, and other raw materials used in manufacturing as well as employee compensation and benefits, manufacturing facility lease expense, depreciation of manufacturing equipment, supplies and other manufacturing overhead expenses.

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
NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and the timing of new order inflow remains difficult to predict. We use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. NobelClad's backlog increased to $59,357 at December 31, 2023 from $55,451 at December 31, 2022.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated net sales were $719,188 in 2023 versus $654,086 in 2022, an increase of 10%. The improved performance primarily was driven by an increase in unit sales of DynaEnergetics’ DS perforating systems and increased activity in NobelClad's core energy and petrochemical end markets.

•Arcadia Products reported sales of $298,909 in 2023, which were consistent with sales of $299,527 in 2022.

•DynaEnergetics' sales of $315,026 in 2023 increased 19% compared with 2022 due primarily to an increase in unit sales of DS perforating systems. International sales increased 28%, while North American sales increased 18%.

•NobelClad’s sales of $105,253 in 2023 increased 17% compared with 2022 reflecting healthy activity in core energy and petrochemical end markets.

•Consolidated gross profit of 29.5% in 2023 increased from 28.4% in 2022. The percentage improvement compared to prior year was attributable to favorable project and regional mix, as well as better absorption of fixed manufacturing overhead expenses at NobelClad. Also contributing to the percentage improvement was margin recovery at Arcadia as decreases in base aluminum metal prices exceeded declines in customer pricing.

•Consolidated selling, general, and administrative ("SG&A") expenses were $124,442 in 2023 compared with $118,349 in 2022. The year-over-year increase was primarily attributable to $4,343 of CEO transition expenses, as well as higher compensation and outside services costs.

•Cash and marketable securities of $43,659 at December 31, 2023 increased $18,515 from $25,144 at December 31, 2022 due primarily to higher free cash flow.

•Net debt, a non-GAAP measure, of $72,192 (comprised of $115,851 of total debt less $43,659 in cash, cash equivalents and marketable securities) at December 31, 2023 decreased $35,462 from $107,654 at December 31, 2022. The decrease was driven by $17,500 in Term Loan payments in 2023 and $12,471 of investments in marketable securities.

•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.25 to 1.0 as of December 31, 2023 in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt as of December 31, 2023, was 0.78 to 1.0.

Outlook

DMC’s Arcadia Products business serves the commercial building products market primarily in the western and southwestern United States, and the ultra-high-end residential market across the United States. We expect Arcadia Products to be the primary driver of DMC’s future financial and operational growth, reflecting its large addressable market and differentiated business model. Arcadia Products is investing in new digital technologies and manufacturing capacity to facilitate its expansion. Phase one of a new enterprise resource planning (ERP) system went live in the third quarter of 2023 and is enhancing operating efficiencies and the internal control environment. Additional aluminum painting capacity was added in the second half of 2023, and the business expects further expansions in painting and anodizing capacity in 2024.

At DynaEnergetics, U.S. well completion activity in the fourth quarter declined by approximately 8% versus the third quarter, according to the U.S. Energy Information Administration. We believe North American well completion activity will remain soft during the first quarter of 2024 based on a decline in the number of active drilling rigs and well fracking crews. DynaEnergetics introduced various premium products in 2023 and is in the process of implementing more efficient manufacturing processes that collectively are expected to partially offset persistent pricing pressure in North America’s well completions sector.

NobelClad is experiencing strong demand for its Cylindra™ cryogenic transition joints used in the LNG industry, while repair and maintenance work from downstream energy and petrochemical industries is also contributing to healthy production activity. Our backlog was $59,357 as of December 31, 2023 in comparison to $55,451 as of December 31, 2022. We expect to ship most orders in our backlog within twelve months.

On January 29, 2024, DMC announced its Board of Directors had initiated a review of strategic alternatives for its DynaEnergetics and NobelClad businesses. The process formalizes DMC’s ongoing efforts during the past several months to consider opportunities that unlock shareholder value. The Board has retained a financial advisor and may retain other advisors to assist in evaluating the Company’s current strategy, operations, and capital structure. The Board will consider various strategic, business, and financial alternatives for both businesses. These could include, among other things, a sale, a merger, or other business combination of a portion of DMC’s business-unit assets, and/or a strategic investment. The Board has not set a timetable to complete the strategic review process, and there can be no assurance that the review process will result in any transactions.

Use of Non-GAAP Financial Measures

In addition to disclosing financial results that are determined in accordance with generally accepted accounting principles in the United States (GAAP), the Company also discloses certain non-GAAP financial measures that we use in operational and financial decision making. Non-GAAP financial measures include the following:

•EBITDA: defined as net income (loss) plus net interest, taxes, depreciation and amortization.
•Adjusted EBITDA: excludes from EBITDA stock-based compensation, restructuring expenses and asset impairment charges (if applicable) and, when appropriate, nonrecurring items that management does not utilize in assessing DMC’s operating performance (as further described in the tables below).
•Adjusted EBITDA attributable to DMC Global Inc. stockholders: excludes the Adjusted EBITDA attributable to the 40% redeemable noncontrolling interest in Arcadia Products.
•Adjusted EBITDA for DMC business segments: defined as operating income (loss) plus depreciation, amortization, allocated stock-based compensation (if applicable), restructuring expenses and asset impairment charges (if applicable) and, when appropriate, nonrecurring items that management does not utilize in assessing DMC's operating performance.
•Adjusted net income (loss): defined as net income (loss) attributable to DMC Global Inc. stockholders prior to the adjustment of redeemable noncontrolling interest plus restructuring expenses and asset impairment charges (if applicable) and, when appropriate, nonrecurring items that management does not utilize in assessing DMC's operating performance.
•Adjusted diluted earnings per share: defined as diluted earnings per share attributable to DMC Global Inc. stockholders (exclusive of adjustment of redeemable noncontrolling interest) plus restructuring expenses and asset impairment charges (if applicable) and, when appropriate, nonrecurring items that management does not utilize in assessing DMC’s operating performance.
•Net debt: defined as total debt less total cash, cash equivalents and marketable securities.
•Free-cash flow: defined as cash flows provided by (used in) operating activities less net acquisitions of property, plant and equipment.

Management believes providing these additional financial measures is useful to investors in understanding the Company’s operating performance, including the effects of restructuring, impairment, and other nonrecurring charges, as well as its liquidity. Management typically monitors the business utilizing the above non-GAAP measures, in addition to GAAP results, to understand and compare operating results across accounting periods, and certain management incentive awards are based, in part, on these measures. The presence of non-GAAP financial measures in this report is not intended to suggest that such measures be considered in isolation or as a substitute for, or as superior to, DMC’s GAAP information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness. Given that not all companies use identical calculations, DMC’s presentation of non-GAAP financial measures may not be comparable to similarly titled measures of other companies.

Consolidated Results of Operations

	2023	2022	$ change	% change
Net sales	$719,188	$654,086	$65,102	10%
Gross profit	212,052	185,447	26,605	14%
Gross profit percentage	29.5%	28.4%
COSTS AND EXPENSES:
General and administrative expenses	75,341	76,119	(778)	(1)%
% of net sales	10.5%	11.6%
Selling and distribution expenses	49,101	42,230	6,871	16%
% of net sales	6.8%	6.5%
Amortization of purchased intangible assets	22,667	36,926	(14,259)	(39)%
% of net sales	3.2%	5.6%
Restructuring expenses, net and asset impairments	3,766	182	3,584	1,969%
Operating income	61,177	29,990	31,187	104%
Other expense, net	(1,782)	(594)	(1,188)	200%
Interest expense, net	(9,516)	(6,187)	(3,329)	54%
Income before income taxes	49,879	23,209	26,670	115%
Income tax provision	15,120	9,376	5,744	61%
Net income	34,759	13,833	20,926	151%
Less: Net income attributable to redeemable noncontrolling interest	8,500	1,586	6,914	436%
Net income attributable to DMC Global Inc.	26,259	12,247	14,012	114%
Adjusted EBITDA attributable to DMC Global Inc.	$96,063	$74,199	$21,864	29%

Net sales were $719,188 for the twelve months ended December 31, 2023, an increase of 10% compared with 2022, primarily due to an increase in unit sales of DynaEnergetics’ DS perforating systems and increased activity in NobelClad's core energy and petrochemical end markets.

Gross profit percentage was 29.5% versus 28.4% in 2022. The improvement compared to the prior year was attributable to the favorable project and regional mix at NobelClad and margin recovery at Arcadia Products.

General and administrative expenses decreased $778 for the twelve months ended December 31, 2023 compared with 2022. The decrease was driven by various cost savings initiatives, including headcount reductions and decreased business travel, partially offset by $4,343 of CEO transition expenses.

Selling and distribution expenses increased $6,871 for the twelve months ended December 31, 2023 compared with 2022. The higher expense was primarily due to increases in compensation costs of $3,543, marketing and certain other outside services costs of $1,562, bad debt expense of $1,133, and freight and supplies costs of $621.

Amortization of purchased intangible assets decreased $14,259 for the year ended December 31, 2023 compared with 2022 as the Arcadia Products customer backlog purchased intangible asset was fully amortized in 2022.

Restructuring expenses, net and asset impairments increased $3,584 for the year ended December 31, 2023 compared with 2022 due to $2,471 of asset impairments primarily associated with the abandonment of a software asset at DynaEnergetics and $1,295 of cost reduction initiatives, including employee severance, primarily at DynaEnergetics.

Operating income of $61,177 increased $31,187 for the year ended December 31, 2023 compared with 2022. The increase in operating income was primarily the result of increased gross profit.

Other expense, net of $1,782 in 2023 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $9,516 in 2023 increased 54% compared with 2022 due to an increase in floating interest rates related to the Term Loan.

Income tax provision of $15,120 was recorded on income before taxes of $49,879. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by the geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax provision of $9,376 on income before income taxes of $23,209 in 2022. The prior year rate was impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. in 2023 was $26,259, or $1.08 per diluted share, after adjustment to the redeemable noncontrolling interest, compared with net income of $12,247, or $0.72 per diluted share, in 2022.

Adjusted EBITDA in 2023 increased compared with 2022 due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for explanation of the use of Adjusted EBITDA, a non-GAAP measure. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2023	2022
Net income	$34,759	$13,833
Interest expense, net	9,516	6,187
Income tax provision	15,120	9,376
Depreciation	13,840	14,281
Amortization of purchased intangible assets	22,667	36,926
EBITDA	95,902	80,603
Stock-based compensation	10,115	10,058
CEO transition expenses	4,343	—
Restructuring expenses, net and asset impairments	3,766	182
Nonrecurring retirement expenses	—	1,100
Amortization of acquisition-related inventory valuation step-up	—	430
Other expense, net	1,782	594
Adjusted EBITDA	115,908	92,967
Adjusted EBITDA attributable to redeemable noncontrolling interest	(19,845)	(18,768)
Adjusted EBITDA attributable to DMC Global Inc. stockholders	$96,063	$74,199

Adjusted Net Income and Adjusted Diluted Earnings Per Share increased compared with 2022 due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Twelve months ended December 31, 2023
	Amount	Per Share(1)
Net income attributable to DMC Global Inc. (2)	$26,259	$1.35
CEO transition expenses and accelerated stock-based compensation, net of tax (3)	6,284	0.32
Restructuring expenses and asset impairments, net of tax	2,773	0.14
As adjusted	$35,316	$1.81

(1) Calculated using diluted weighted average shares outstanding of 19,518,382
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest
(3) Includes CEO transition expenses of $4,343 and accelerated stock-based compensation of $3,040 related to the vesting of the former CEO’s outstanding equity awards, net of tax.

	Twelve months ended December 31, 2022
	Amount	Per Share(1)
Net income attributable to DMC Global Inc. (2)	$12,247	$0.63
Nonrecurring retirement expenses, net of tax	905	0.05
Amortization of acquisition-related inventory valuation step-up, net of tax	199	0.01
NobelClad restructuring expenses and asset impairments, net of tax	124	0.01
As adjusted	$13,475	$0.70

(1) Calculated using diluted weighted average shares outstanding of 19,369,165
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. DMC operating income and Adjusted EBITDA include unallocated corporate expenses and unallocated stock-based compensation expense. Stock-based compensation is not allocated to wholly owned segments, DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder. Segment operating income will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, unallocated stock-based compensation, other (expense) income, net, and interest expense, net.

Net sales, segment operating income, and Adjusted EBITDA for each segment were as follows for years ended December 31:

	2023
	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	$298,909	$315,026	$105,253	$719,188
% of Consolidated	41.6%	43.8%	14.6%

Operating income	21,407	46,353	19,427	61,177

Adjusted EBITDA attributable to DMC Global Inc.	29,767	56,270	22,760	96,063

	2022
	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Net Sales	299,527	$264,327	$90,232	$654,086
% of Consolidated	45.8%	40.4%	13.8%

Operating income	3,962	39,055	7,989	29,990

Adjusted EBITDA attributable to DMC Global Inc.	28,152	46,932	11,901	74,199

Arcadia Products

	2023	2022	$ change	% change
Net sales	$298,909	$299,527	$(618)	—%
Gross profit	92,252	88,334	3,918	4%
Gross profit percentage	30.9%	29.5%
COSTS AND EXPENSES:
General and administrative expenses	30,488	31,872	(1,384)	(4)%
Selling and distribution expenses	17,749	16,184	1,565	10%
Amortization of purchased intangible assets	22,608	36,316	(13,708)	(38)%
Operating income	21,407	3,962	17,445	440%
Adjusted EBITDA	49,612	46,920	2,692	6%
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(19,845)	(18,768)	(1,077)	6%
Adjusted EBITDA attributable to DMC Global Inc.	$29,767	$28,152	$1,615	6%

Net sales of $298,909 in 2023 were comparable to net sales of $299,527 in 2022.

Gross profit percentage increased to 30.9% in 2023 primarily due to decreases in base aluminum metal costs which exceeded declines in customer pricing.

General and administrative expenses were lower by $1,384 in 2023 compared to 2022 due primarily to a decrease in stock-based compensation of $656 and a decrease in outside services costs of $538.

Selling and distribution expenses increased $1,565 in 2023 compared to 2022 due to higher compensation costs.

Amortization of purchased intangible assets decreased $13,708 in 2023 compared to 2022 as the customer backlog purchased intangible asset was fully amortized in 2022.

Operating income increased $17,445 in 2023 compared to 2022 due to the factors discussed above.

Adjusted EBITDA increased in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for explanation of the use of Adjusted EBITDA, a non-GAAP measure. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2023	2022
Operating income	$21,407	$3,962
Adjustments:
Depreciation	3,695	2,906
Amortization of purchased intangible assets	22,608	36,316
Stock-based compensation	1,571	2,206
CEO transition expenses	331	—
Amortization of acquisition-related inventory valuation step-up	—	430
Nonrecurring retirement expenses	—	1,100
Adjusted EBITDA	$49,612	$46,920
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(19,845)	(18,768)
Adjusted EBITDA attributable to DMC Global Inc.	$29,767	$28,152

DynaEnergetics

	2023	2022	$ change	% change
Net sales	$315,026	$264,327	$50,699	19%
Gross profit	86,701	75,569	11,132	15%
Gross profit percentage	27.5%	28.6%
COSTS AND EXPENSES:
General and administrative expenses	15,806	19,627	(3,821)	(19%)
Selling and distribution expenses	21,472	16,588	4,884	29%
Amortization of purchased intangible assets	59	299	(240)	(80)%
Restructuring expenses, net and asset impairments	3,011	—	3,011	100%
Operating income	46,353	39,055	7,298	19%
Adjusted EBITDA	$56,270	$46,932	$9,338	20%

Net sales increased $50,699 in 2023 compared to 2022 due to higher North American drilling and well completions, which led to increased demand for DS perforating systems. International sales also increased by 28%, which favorably impacted 2023 results.

Gross profit percentage decreased to 27.5% primarily due to an unfavorable customer mix.

General and administrative expenses decreased by $3,821 compared with 2022 primarily due to lower patent infringement litigation costs of $3,019 and depreciation expense of $533.

Selling and distribution expenses increased by $4,884 compared with 2022 primarily due to increases in marketing costs of $1,609, bad debt expense of $1,371, compensation costs of $831, freight and other supplies expense of $790, and business-related travel of $112.

Restructuring expenses, net and asset impairments increased $3,011 for the year ended December 31, 2023 compared with 2022 due to $1,140 of cost reduction initiatives, primarily employee severance, and an asset impairment charge of $1,871 associated with the abandonment of a software asset.

Operating income increased by $7,298 compared with 2022 due primarily to increased gross profit.

Adjusted EBITDA increased in 2023 compared with 2022 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for explanation of the use of Adjusted EBITDA, a non-GAAP measure. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2023	2022
Operating income	$46,353	$39,055
Adjustments:
Depreciation	6,847	7,578
Amortization of purchased intangible assets	59	299
Restructuring expenses, net and asset impairments	3,011	—
Adjusted EBITDA	$56,270	$46,932

NobelClad

	2023	2022	$ change	% change
Net sales	$105,253	$90,232	$15,021	17%
Gross profit	33,529	22,050	11,479	52%
Gross profit percentage	31.9%	24.4%
COSTS AND EXPENSES:
General and administrative expenses	4,092	4,587	(495)	(11)%
Selling and distribution expenses	9,570	8,981	589	7%
Amortization of purchased intangible assets	—	311	(311)	(100)%
Restructuring expenses, net and asset impairments	440	182	258	142%
Operating income	19,427	7,989	11,438	143%
Adjusted EBITDA	$22,760	$11,901	$10,859	91%

Net sales increased $15,021 in 2023 compared with 2022 due primarily to higher activity in core energy and petrochemical end markets, including increased pressure vessel plate shipments.

Gross profit percentage increased to 31.9% in 2023 due to a more favorable project and regional mix, as well as the impact of higher sales on fixed manufacturing overhead expenses.

General and administrative expenses decreased by $495 compared with 2022 due to lower outside services costs driven by a decrease in ERP system implementation costs.

Selling and distribution expenses increased by $589 compared with 2022 due primarily to higher compensation costs of $787, partially offset by a decrease in depreciation of $105 and bad debt expense of $61.

Restructuring expenses, net and asset impairments increased by $258 compared with 2022 due to the impairment of a manufacturing asset that was removed from production.

Operating income increased $11,438 compared to 2022 primarily due to an increase in gross profit.

Adjusted EBITDA increased due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for explanation of the use of Adjusted EBITDA, a non-GAAP measure. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	2023	2022
Operating income	$19,427	$7,989
Adjustments:
Depreciation	2,893	3,419
Amortization of purchased intangible assets	—	311
Restructuring expenses, net and asset impairments	440	182
Adjusted EBITDA	$22,760	$11,901

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $72,192 at December 31, 2023 compared to $107,654 at December 31, 2022. The decrease was driven by $17,500 in Term Loan payments in 2023 and $12,471 of investments in marketable securities. We have a fully undrawn $50,000 revolving credit facility at December 31, 2023.

On October 22, 2020, we commenced an at-the-market equity ("ATM") program under a shelf registration statement filed in May 2020 under which we have sold a total of 1,006,180 shares of common stock for net proceeds of $51,002 since inception. There was no ATM activity for the years ended December 31, 2023 and 2022.

In May 2021, the Company completed a registered public offering of its stock under an automatic shelf registration statement on Form S-3ASR filed on May 3, 2021, issuing a total of 2,875,000 shares of its common stock, which included the exercise of the over-allotment option, at a market price of $45 per share resulting in gross proceeds of $129,375. Net proceeds from the offering were $123,461 after deducting underwriter fees and other expenses of $5,914. We used proceeds from the ATM program and the registered public offering as part of the consideration used to acquire our 60% controlling interest in Arcadia Products.

In 2023, the Company completed a shelf registration statement on Form S-3, which became effective on March 31, 2023, for the potential offering of securities not to exceed $200,000. We have not issued shares under this registration statement as of December 31, 2023. We may in the future seek to reengage under an at-the-market offering program or otherwise access the capital markets, but there can be no assurance that any future capital will be available on acceptable terms or at all.

We believe that cash and cash equivalents and marketable securities on hand, cash flow from operations, funds available under our credit facilities and any future replacement thereof will be sufficient to fund the working capital, required minimum debt service payments, and other capital expenditure requirements of our current business operations for the foreseeable future. We may also execute capital markets transactions, including at-the-market offering programs, to raise additional funds if we believe market conditions are favorable, but there can be no assurance that any future capital will be available on acceptable terms or at all. Nevertheless, our ability to generate sufficient cash flows from operations will depend upon our success in executing our strategies. If we are unable to (i) realize sales from our backlog; (ii) secure new customer orders; (iii) continue selling products at profitable margins; and (iv) continue to implement cost-effective internal processes, our ability to meet cash requirements through operating activities could be impacted. Furthermore, any restriction on the availability of borrowings under our credit facilities could negatively affect our ability to meet future cash requirements. We will continue to monitor financial market conditions, including the related impact on credit availability and capital markets.

Debt facilities

On December 23, 2021, in connection with the Arcadia Products acquisition, we entered into a five-year $200,000 syndicated credit agreement (“credit facility”) which included a $150,000 Term Loan (the "Term Loan"), which is amortizable at 10% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2026, and allows for revolving loans of up to $50,000. The credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.

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

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios. As of December 31, 2023, we were in compliance with all financial covenants and other provisions of our debt agreements.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. Consolidated Pro Forma EBITDA equals Adjusted EBITDA as calculated within the Consolidated Results of Operations section plus certain predefined add-backs. The maximum leverage ratio permitted by our credit facility is 3.00 to 1.0 from the quarter ended December 31, 2023 and thereafter. The actual leverage ratio as of December 31, 2023, calculated in accordance with the credit facility, as amended, was 1.25 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated Pro Forma EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes to the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.35 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended December 31, 2023 was 3.05 to 1.0.

As of December 31, 2023, borrowings of $117,500 on the Term Loan under our credit facility were outstanding. No amounts were outstanding on the $50,000 revolver as of December 31, 2023.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 on which no amounts were outstanding as of December 31, 2023.

Refer to Note 14 within Item 8 — Financial Statements and Supplementary Data for discussion of the credit facility amendment executed subsequent to December 31, 2023. The credit facility amendment was executed, in part, with the intention to provide the Company with the financial flexibility to purchase the remaining interest in Arcadia Products.

Redeemable noncontrolling interest

The Operating Agreement for Arcadia Products contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after the third anniversary of the acquisition closing date (“Call Option”). Similarly, the minority interest holder of Arcadia Products has the right to sell its remaining interest in Arcadia Products to the Company on or after the third anniversary of the acquisition closing date (“Put Option”). Both the Call Option and Put Option enable the respective holder to exercise their rights based upon a predefined calculation as included within the Operating Agreement.

As of December 31, 2023, the redeemable noncontrolling interest is $187,760 in comparison to our previous estimate at December 31, 2022 of $187,522. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder. Refer to Note 2 within Item 8 — Financial Statements and Supplementary Data for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding.

Other contractual obligations and commitments

The table below presents principal cash flows by expected maturity dates for our debt obligations and other contractual obligations and commitments as of December 31, 2023:

	Payment Due by Period
	As of December 31, 2023
	Less than			More than
Other Contractual Obligations	1 Year	1-3 Years	3-5 Years	5 Years	Total
Credit facility(1)	$15,000	$102,500		$—	$117,500
Operating lease obligations(2)	9,575	17,945	13,608	14,367	55,495
Purchase obligations(3)	92,827	—	—	—	92,827
Total(4)	$117,402	$120,445	$13,608	$14,367	$265,822
(1)  Represents outstanding borrowings under our credit facility but excludes future interest expense on outstanding credit facility borrowings. For more information about our debt obligations, refer to Note 6 "Debt" within Item 8 — Financial Statements and Supplementary Data.

(2) The operating lease obligations presented reflect future minimum lease payments due under non-cancelable portions of our leases as of December 31, 2023. Our operating lease obligations are described in Note 5 "Leases" within Item 8 — Financial Statements and Supplementary Data.

(3)  Amounts represent firm commitments to purchase goods or services to be utilized in the normal course of business. These amounts are not reflected in the Consolidated Balance Sheets.

(4) The above table does not include amounts potentially payable upon exercise of the Put Option or Call Option associated with the redeemable noncontrolling interest.

Cash flows from operating activities

Net cash provided by operating activities was $65,927 in 2023 compared to $44,936 in 2022. The increase primarily was due to higher net income. Specifically, the NobelClad and DynaEnergetics business segments experienced increases in operating income of $11,438 and $7,298, respectively. The improved financial performance was driven by higher activity levels in each segment's core end markets. Additionally, working capital impacts on operating cash flows improved in 2023 as compared to 2022.

Cash flows from investing activities

Net cash used in investing activities in 2023 of $28,101 primarily related to the acquisition of property, plant and equipment of $15,974 and investments in marketable securities of $12,471.

Net cash used in investing activities in 2022 was $20,926 and primarily related to the acquisition of property, plant and equipment of $18,584 and consideration adjustments related to the acquisition of Arcadia Products of $2,404.

 Cash flows from financing activities

Net cash used in financing activities in 2023 totaled $33,182, which included payments on our Term Loan of $17,500, distributions to the redeemable noncontrolling interest holder of $13,515, and treasury stock purchases of $2,481.

Net cash used in financing activities in 2022 totaled $28,510, which included payments on our Term Loan of $15,000, distributions to the redeemable noncontrolling interest holder of $12,300, and treasury stock purchases of $1,231.

Payment of dividends

Any determination to pay cash dividends is at the discretion of the Board of Directors. On April 23, 2020, DMC announced that its Board of Directors suspended the quarterly dividend indefinitely. Future dividends may be affected by, among other items, our views on potential future capital requirements, future business prospects, debt covenant compliance considerations, changes in income tax laws, and any other factors that our Board of Directors deems relevant.

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

Inventories

Inventories are stated at the lower-of-cost (first-in, first-out) or net realizable value. Significant cost elements included in inventory are raw materials, labor, freight, subcontract costs, and manufacturing overhead. As necessary, we write down inventory to its net realizable value by recording provisions for excess, slow moving and obsolete inventory. To determine provision amounts, we regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by the Company, additional write-downs of inventories may be required.

Goodwill

Goodwill represents the amount by which the purchase price exceeds the fair value of identifiable tangible and intangible assets and liabilities acquired in a business combination. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value might not be fully recoverable. For goodwill, impairment is assessed at the reporting unit level. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. The Company's reporting units are each of the three operating segments disclosed in Note 10 within Item 8 — Financial Statements and Supplementary Data.

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

The assumptions used in a quantitative assessment require significant judgment, which include assumptions about future economic conditions and company-specific conditions and plans. In the Company's quantitative assessment, we estimate the fair value of a reporting unit by using the income approach, specifically a discounted cash flow analysis. A number of assumptions and estimates are required in performing the discounted cash flow analysis, including forecasts of revenues, gross profits, capital expenditures, discount rates, working capital changes, and terminal growth rates. Actual results may differ from those assumed in the forecasts.

As of December 31, 2023, the carrying value of goodwill was $141,725 and relates entirely to the Arcadia Products operating segment and reporting unit. As of the date of the 2023 annual impairment test, we performed a quantitative assessment and concluded that the fair value of the Arcadia Products reporting unit exceeded its carrying value by approximately 10%. Discount rates are one of the more significant assumptions used in the income approach. If the Company increased the discount rate used by approximately 100 basis points, the fair value of Arcadia Products would still exceed its carrying value. A sustained decline in general economic conditions, activity levels in end markets or equity valuations could impact the judgments and assumptions used to estimate the fair value of Arcadia Products, and the Company could be required to record an impairment charge in the future. If the Company was required to recognize an impairment charge in the future, the Consolidated Balance Sheets and Consolidated Statements of Operations and Comprehensive Income (Loss) could be materially impacted; however, the non-cash charge would not impact the Company's consolidated cash flows, current liquidity, and capital resources.

Asset impairments

Finite-lived assets, including purchased intangible assets, property, plant and equipment, and right-of-use assets, are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We compare the expected undiscounted future operating cash flows associated with applicable assets or asset groupings to their respective carrying values to determine if they are fully recoverable when indicators of impairment are present. If the expected future operating cash flows of an asset or asset grouping are not sufficient to recover the related carrying value, we estimate the fair value of the asset or asset grouping. Impairment is recognized when the carrying amount of the asset or asset grouping is not recoverable and when carrying value exceeds the estimated fair value.

The net carrying value of our purchased intangible assets as of December 31, 2023 was $195,260 and includes $195,215 of purchased intangible assets related to Arcadia Products. The net carrying values of our property, plant and equipment and right-of-use assets as of December 31, 2023 were $129,267 and $45,409, respectively. During the year ended December 31, 2023, we recorded impairment charges on our property, plant and equipment of $2,471. The impairment charges included $1,871 related to the abandonment of a software asset at DynaEnergetics and $440 attributable to a manufacturing asset in NobelClad that was removed from production.

Income taxes

We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Deferred tax assets are recognized for the expected future effects of all deductible temporary differences to the extent we believe these assets will more likely than not be realized. We record a valuation allowance when, based on current circumstances, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial performance and existing valuation allowances, if any. As of December 31, 2023, we have a valuation allowance of $6,167 recorded against deferred tax assets primarily in our foreign jurisdictions.

We recognize the tax benefits from uncertain tax positions only when it is more likely than not, based on the technical merits of the position, that the tax position will be sustained upon examination, including the resolution of any related appeals or litigation. The tax benefits recognized in the Consolidated Financial Statements from such a position are measured as the largest benefit that is more likely than not to be realized upon ultimate resolution. As of December 31, 2023, we have an uncertain tax position liability of $5,017 recorded in our Consolidated Balance Sheet related to tax positions taken in prior periods.

Off Balance Sheet Arrangements

At December 31, 2023, we had no off-balance sheet arrangements, as defined by SEC rules, that have or are reasonably likely to have a material current or future effect on our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

Refer to Note 2 "Significant Accounting Policies" within Part II, Item 8 — Financial Statements and Supplementary Data in this annual report for a discussion, as applicable, of recent accounting pronouncements and their anticipated effect on our business.

ITEM 7A.        Quantitative and Qualitative Disclosures about Market Risk

Foreign Currency Risk

Our Consolidated Financial Statements are expressed in U.S. dollars, but a portion of our business is conducted in currencies other than U.S. dollars. Changes in the exchange rates for such currencies into U.S. dollars can affect our revenues, earnings, and the carrying value of our assets and liabilities in our Consolidated Balance Sheets, either positively or negatively. Sales made in currencies other than U.S. dollars accounted for 9%, 6%, and 16% of total sales for the years ended 2023, 2022, and 2021, respectively. As a result of foreign currency risk, we may experience economic loss and a negative impact on earnings and equity with respect to our holdings solely as a result of foreign currency exchange rate fluctuations. Our primary exposure to foreign currency risk is the Euro due to the percentage of our U.S. dollar revenue that is derived from countries where the Euro is the functional currency.

We use foreign currency forward contracts to offset foreign exchange rate fluctuation on foreign currency denominated asset and liability positions. Foreign currency forward contracts are sensitive to changes in foreign currency exchange rates. Consistent with the use of these contracts to neutralize the effect of exchange rate fluctuations, such unrealized gains or losses would be offset by corresponding gains or losses, respectively, in the remeasurement of the asset and liability positions being hedged. As such, these forward currency contracts and the offsetting underlying asset and liability positions do not create material market risk. The notional amount of the foreign exchange contracts at December 31, 2023 and 2022 was $32,310 and $21,907, respectively.

Interest Rate Risk

The Company's interest expense is sensitive to the general level of interest rates in North America and Europe. At December 31, 2023, all of the Company's debt was subject to variable interest rates. A one percentage point increase in average interest rates would cause interest expense, net in 2023 to increase by $1,287. This was determined by considering the impact of a hypothetical interest rate on the Company's average outstanding variable debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the Company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the Company's financial structure.

ITEM 8.                Financial Statements and Supplementary Data

DMC GLOBAL INC.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2023 and 2022 and for Each of the Three Years Ended
December 31, 2023, 2022 and 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DMC Global Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of DMC Global Inc. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, statements of comprehensive income (loss), statements of stockholders’ equity and redeemable noncontrolling interest and statements of cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework, and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

Valuation of Goodwill

Description of the Matter	At December 31, 2023, the Company had a consolidated goodwill balance of $141.7 million. As discussed in Note 2 to the consolidated financial statements, goodwill is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate the carrying value might not be fully recoverable. All goodwill recorded within the Consolidated Balance Sheet relates to the Arcadia reporting unit. The Company performed a quantitative impairment assessment by estimating the fair value of the Arcadia reporting unit using the discounted cashflow method.

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
Denver, Colorado
February 23, 2024

DMC GLOBAL INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	As of December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$31,040	$25,144
Marketable securities	12,619	—
Accounts receivable, net of allowance for doubtful accounts of $1,955 and $925, respectively	106,205	94,415
Inventories	166,712	156,590
Prepaid expenses and other	10,236	10,723
Total current assets	326,812	286,872
Property, plant and equipment	223,683	211,277
Less - accumulated depreciation	(94,416)	(81,832)
Property, plant and equipment, net	129,267	129,445
Goodwill	141,725	141,725
Purchased intangible assets, net	195,260	217,925
Deferred tax assets	6,738	7,633
Other assets	84,693	95,378
Total assets	$884,495	$878,978

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,202	$46,816
Accrued expenses	10,830	8,415
Accrued income taxes	12,810	4,256
Accrued employee compensation and benefits	16,918	14,441
Contract liabilities	21,621	32,080
Current portion of long-term debt	15,000	15,000
Other current liabilities	9,080	7,042
Total current liabilities	126,461	128,050
Long-term debt	100,851	117,798
Deferred tax liabilities	1,956	1,908
Other long-term liabilities	57,172	63,053
Total liabilities	286,440	310,809
Commitments and Contingencies (Note 12)
Redeemable noncontrolling interest	187,760	187,522
Stockholders' Equity:
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,467,495 and 20,140,654 shares issued, respectively	1,023	1,007
Additional paid-in capital	313,833	303,893
Retained earnings	146,604	125,215
Other cumulative comprehensive loss	(26,426)	(28,758)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 689,700 and 605,723 shares, respectively	(24,739)	(20,710)
Total stockholders' equity	410,295	380,647
Total liabilities, redeemable noncontrolling interest, and stockholders' equity	$884,495	$878,978

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$719,188	$654,086	$260,115
Cost of products sold	507,136	468,639	200,635
Gross profit	212,052	185,447	59,480
Costs and expenses:
General and administrative expenses	75,341	76,119	36,276
Selling and distribution expenses	49,101	42,230	22,507
Amortization of purchased intangible assets	22,667	36,926	1,391
Acquisition expenses	—	—	1,581
Restructuring expenses, net and asset impairments	3,766	182	127
Total costs and expenses	150,875	155,457	61,882
Operating income (loss)	61,177	29,990	(2,402)
Other (expense) income
Other (expense) income, net	(1,782)	(594)	152
Interest expense, net	(9,516)	(6,187)	(304)
Income (loss) before income taxes	49,879	23,209	(2,554)
Income tax provision (benefit)	15,120	9,376	(1,544)
Net income (loss)	34,759	13,833	(1,010)
Less: Net income (loss) attributable to redeemable noncontrolling interest	8,500	1,586	(808)
Net income (loss) attributable to DMC Global Inc. stockholders	$26,259	$12,247	$(202)

Net income (loss) per share attributable to DMC Global Inc. stockholders:
Basic	$1.08	$0.72	$(0.26)
Diluted	$1.08	$0.72	$(0.26)
Weighted-average shares outstanding:
Basic	19,504,542	19,360,677	17,610,711
Diluted	19,518,382	19,369,165	17,610,711

Reconciliation to net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Year Ended December 31,
	2023	2022	2021
Net income (loss) attributable to DMC Global Inc.	$26,259	$12,247	$(202)
Adjustment of redeemable noncontrolling interest	(4,870)	1,937	(4,424)
Net income (loss) attributable to DMC Global Inc. common shareholders after adjustment of redeemable noncontrolling interest	$21,389	$14,184	$(4,626)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Amounts in Thousands)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$34,759	$13,833	$(1,010)

Change in cumulative foreign currency translation adjustment	2,332	(2,220)	(3,576)
Other comprehensive income (loss)	$37,091	$11,613	$(4,586)

Less: comprehensive income (loss) attributable to redeemable noncontrolling interest	8,500	1,586	(808)

Comprehensive income (loss) attributable to DMC Global Inc. stockholders	$28,591	$10,027	$(3,778)

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	equity	Interest
Balances, December 31, 2020	15,917,559	$796	$117,387	$115,657	$(22,962)	(528,274)	$(13,964)	$196,914	$—
Net loss	—	—	—	(202)	—	—	—	(202)	(808)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(3,576)	—	—	(3,576)	—
Shares issued in connection with equity offering	2,875,000	144	123,317	—	—	—	—	123,461	—
Shares issued in connection with at-the-market offering program	397,820	20	25,242	—	—	—	—	25,262	—
Shares issued in connection with stock compensation plans	178,992	9	425	—	—	—	—	434	—
Shares issued in connection with acquisition	551,458	27	21,689	—	—	—	—	21,716	—
Acquired redeemable noncontrolling interest	—	—	—	—	—	—	—	—	193,580
Adjustment of redeemable noncontrolling interest	—	—	—	(4,424)	—	—	—	(4,424)	4,424
Stock-based compensation	—	—	6,455	—	—	—	—	6,455	—
Treasury stock activity	—	—	—	—	—	(42,141)	(5,515)	(5,515)	—
Balances, December 31, 2021	19,920,829	$996	$294,515	$111,031	$(26,538)	(570,415)	$(19,479)	$360,525	$197,196
Net income	—	—	—	12,247	—	—	—	12,247	1,586
Change in cumulative foreign currency translation adjustment	—	—	—	—	(2,220)	—	—	(2,220)	—
Shares issued in connection with stock compensation plans	219,825	11	190	—	—	—	—	201	—
Consideration adjustments related to redeemable noncontrolling interest	—	—	—	—	—	—	—	—	2,095
Stock-based compensation	—	—	9,188	—	—	—	—	9,188	882
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(12,300)
Adjustment of redeemable noncontrolling interest	—	—	—	1,937	—	—	—	1,937	(1,937)
Treasury stock activity	—	—	—	—	—	(35,308)	(1,231)	(1,231)	—
Balances, December 31, 2022	20,140,654	$1,007	$303,893	$125,215	$(28,758)	(605,723)	$(20,710)	$380,647	$187,522
Net income	—	—	—	26,259	—	—	—	26,259	8,500
Change in cumulative foreign currency translation adjustment	—	—	—	—	2,332	—	—	2,332	—
Shares issued in connection with stock compensation plans	326,841	16	298	—	—	—	—	314	—
Stock-based compensation	—	—	9,642	—	—	—	—	9,642	628
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(13,760)
Adjustment of redeemable noncontrolling interest	—	—	—	(4,870)	—	—	—	(4,870)	4,870
Treasury stock activity	—	—	—	—	—	(83,977)	(4,029)	(4,029)	—
Balances, December 31, 2023	20,467,495	$1,023	$313,833	$146,604	$(26,426)	(689,700)	$(24,739)	$410,295	$187,760

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows provided by (used in) operating activities:
Net income (loss)	$34,759	$13,833	$(1,010)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	13,840	14,281	11,303
Amortization of purchased intangible assets	22,667	36,926	1,391
Amortization of deferred debt issuance costs	553	553	248
Amortization of acquisition-related inventory valuation step-up	—	430	—
Stock-based compensation	10,270	10,058	6,574
Deferred income taxes	970	(599)	(1,846)
Unrealized gain on marketable securities	(148)	—	—
Asset impairments	2,471	—	—
Other	(181)	1,526	(77)
Change in:
Accounts receivable, net	(11,134)	(23,108)	(9,769)
Inventories	(9,461)	(33,766)	(12,440)
Prepaid expenses and other	15,619	9,118	(19,413)
Accounts payable	(6,727)	7,086	13,584
Contract liabilities	(10,527)	11,183	1,613
Accrued expenses and other liabilities	2,956	(2,585)	(2,970)
Net cash provided by (used in) operating activities	65,927	44,936	(12,812)
Cash flows used in investing activities:
Acquisition of business, net of cash acquired	—	—	(261,000)
Consideration adjustments related to acquisition of business	—	(2,404)	—
Promissory note to redeemable noncontrolling interest holder	—	—	(24,902)
Investment in marketable securities	(12,471)	—	(123,984)
Proceeds from maturities of marketable securities	—	—	4,799
Proceeds from sales of marketable securities	—	—	144,921
Acquisition of property, plant and equipment	(15,974)	(18,584)	(8,659)
Proceeds on sale of property, plant and equipment	344	62	1,019
Net cash used in investing activities	(28,101)	(20,926)	(267,806)
Cash flows (used in) provided by financing activities:
Borrowings on term loan	—	—	150,000
Repayments on term loan	(17,500)	(15,000)	—
Repayments on capital expenditure facility	—	—	(11,750)
Payments of debt issuance costs	—	(180)	(2,337)
Distributions to redeemable noncontrolling interest holder	(13,515)	(12,300)	—
Net proceeds from issuance of common stock through equity offering	—	—	123,461
Net proceeds from issuance of common stock through at-the-market offering program	—	—	25,262
Net proceeds from issuance of common stock to employees and directors	314	201	434
Treasury stock purchases	(2,481)	(1,231)	(2,485)
Net cash (used in) provided by financing activities	(33,182)	(28,510)	282,585

Effects of exchange rates on cash	1,252	(1,166)	656

Net increase (decrease) in cash and cash equivalents	5,896	(5,666)	2,623
Cash and cash equivalents, beginning of the period	25,144	30,810	28,187
Cash and cash equivalents, end of the period	$31,040	$25,144	$30,810

DMC GLOBAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)

Supplemental cash flow information:
Non-cash lease liabilities arising from obtaining right-of-use assets	4,335	3,978	41,219
Non-cash consideration for acquisition of business, net of cash acquired	$—	$740	$21,716
Cash paid during the period for -
Interest	9,188	6,236	51
Income taxes, net	4,418	2,860	7,533

The accompanying notes are an integral part of these Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023
(Amounts in Thousands, Except Share and Per Share Data)

1.    ORGANIZATION AND BUSINESS

DMC Global Inc. (“DMC”, "we", "us", "our", or the "Company") was incorporated in the state of Colorado in 1971 and reincorporated in the state of Delaware in 1997. DMC is headquartered in Broomfield, Colorado and has manufacturing facilities in the United States and Germany. DMC’s portfolio currently consists of three businesses: Arcadia Products, DynaEnergetics, and NobelClad, which are three innovative, asset-light manufacturing businesses that provide differentiated products and engineered solutions to segments of the construction, energy, industrial processing and transportation markets. In December 2021, DMC acquired a controlling interest in Arcadia Products. Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia supplies customized windows and doors to the ultra-high-end residential real estate market. DynaEnergetics designs, manufactures, markets and sells perforating systems and associated hardware for the global oil and gas industry. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. DMC trades on Nasdaq under the symbol “BOOM.”

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

As of December 31, 2023, our investments were comprised of highly rated commercial deposits, commercial paper and U.S. Treasury securities with maturities ranging from three to twelve months, and these investments were classified and accounted for as trading securities. The Company’s marketable securities are measured at fair value with gains and losses recognized in the Consolidated Statements of Operations within “Other (expense) income, net." During the year ended December 31, 2022, we did not hold marketable securities.

Accounts Receivable

The Company measures expected credit losses for its accounts receivable using a current expected credit loss model, which is based on historical experience, adjusted for current conditions and reasonable and supportable forecasts. The Company has disaggregated pools of accounts receivable balances by business, geography and/or customer risk profile and has used history and other experience to establish an allowance for credit losses at the time the receivable is recognized. To measure expected credit losses, we have elected to pool trade receivables by segment and analyze Arcadia Products, DynaEnergetics and NobelClad accounts receivable balances as separate populations. Within each segment, receivables exhibit similar risk characteristics.

During the year ended December 31, 2023, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, customer consolidation, rising interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net recognized receivable to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Consolidated Statements of Operations. Net provisions of $1,146 were recorded during the year ended December 31, 2023. For the years ended December 31, 2022 and 2021, we recorded net provisions of $720 and $171, respectively.

The following table summarizes current year activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2022	$244	$603	$78	$925
Current period provision for expected credit losses	—	1,488	20	1,508
Write-offs charged against the allowance	—	(120)	—	(120)
Recoveries of amounts previously reserved	(184)	(135)	(43)	(362)
Impacts of foreign currency exchange rates and other	—	2	2	4
Allowance for doubtful accounts, December 31, 2023	$60	$1,838	$57	$1,955

Property, Plant and Equipment

Property, plant and equipment are recorded at cost, except for assets acquired in acquisitions which are recorded at fair value. Additions and improvements are capitalized. Maintenance and repairs are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of the related asset (except leasehold improvements which are depreciated over the shorter of their estimated useful life or the lease term) as follows:

Buildings and improvements	10-40 years
Manufacturing equipment and tooling	3-15 years
Furniture, fixtures, and computer software and equipment	3-10 years
Other	3-10 years

Gross property, plant and equipment consisted of the following at December 31:

	2023	2022
Land	$4,267	$4,215
Buildings and improvements	64,281	63,184
Manufacturing equipment and tooling	87,936	85,477
Furniture, fixtures, and computer software and equipment	31,406	24,800
Other	16,262	15,775
Construction in process	19,531	17,826
Total gross property, plant and equipment	$223,683	$211,277

Asset Impairments

Finite-lived assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable. We compare the expected undiscounted future operating cash flows associated with applicable assets or asset groupings to their respective carrying values to determine if they are fully recoverable when indicators of impairment are present. If the expected future operating cash flows of an asset or asset grouping are not sufficient to recover the related carrying value, we estimate the fair value of the asset or asset grouping. Impairment is recognized when the carrying amount of the asset or asset grouping is not recoverable and when carrying value exceeds the estimated fair value. Long-lived assets to be disposed of, if any, are reported at the lower of carrying amount or fair value less cost to sell.

For the year ended December 31, 2023, we recorded asset impairments of $2,471 primarily related to a $1,871 impairment charge associated with the abandonment of a software asset at DynaEnergetics and $440 attributable to a manufacturing asset at NobelClad that was removed from production. For the years ended December 31, 2022 and 2021, no asset impairments were recorded.

Goodwill

Goodwill represents the amount by which the purchase price exceeds the fair value of identifiable tangible and intangible assets and liabilities acquired in a business combination. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value might not be fully recoverable. For goodwill, impairment is assessed at the reporting unit level. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. The Company's reporting units are each of the three operating segments: Arcadia Products, DynaEnergetics, and NobelClad.

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

The assumptions used in a quantitative assessment require significant judgment, which include assumptions about future economic conditions and company-specific conditions and plans. In the Company's quantitative assessment, we estimate the fair value of a reporting unit by using the income approach, specifically a discounted cash flow analysis. A number of assumptions and estimates are required in performing the discounted cash flow analysis, including forecasts of revenues, gross profits, capital expenditures, discount rates, working capital changes, and terminal growth rates.

As of and for the years ended December 31, 2023 and 2022, all goodwill recorded within the Consolidated Balance Sheets relates to Arcadia Products. As of the date of the 2023 annual impairment test, we performed a quantitative assessment and concluded that the fair value of the Arcadia Products reporting unit exceeded its carrying value by approximately 10%. Discount rates are one of the more significant assumptions used in the income approach. If the Company increased the discount rate used by approximately 100 basis points, the fair value of Arcadia Products would still exceed its carrying value.

Contract Liabilities

On occasion, we require customers to make advanced payments prior to the shipment of their orders in order to help finance our inventory investment on large orders or to keep customers’ credit limits at acceptable levels. Contract liabilities were as follows at December 31:

	2023	2022
Arcadia Products	$13,815	$27,634
DynaEnergetics	1,144	785
NobelClad	6,662	3,661
Total	$21,621	$32,080

We generally expect to recognize the revenue associated with contract liabilities over a time period no longer than one year, but unforeseen circumstances can cause delays in shipments associated with contract liabilities, including supply chain delays and disruptions as well as the adequacy of labor supply at our facilities.

Redeemable noncontrolling interest

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). The limited liability company operating agreement for Arcadia Products (the “Operating Agreement”) contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after the third anniversary of the acquisition closing date (“Call Option”). Similarly, the minority interest holder of Arcadia Products has the right to sell its remaining interest in Arcadia Products to the Company on or after the third anniversary of the acquisition closing date (“Put Option”). Both the Call Option and Put Option enable the respective holder to exercise their rights based upon a predefined calculation as included within the Operating Agreement.

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and therefore does not impact the Consolidated Statements of Operations or Comprehensive Income (Loss). As of December 31, 2023 and 2022, the redeemable noncontrolling interest was $187,760 and $187,522, respectively.

Promissory Note

In order to equalize after-tax consideration to the redeemable noncontrolling interest holder relative to an alternative transaction structure, immediately following the closing of the acquisition, the Company loaned $24,902 to the redeemable noncontrolling interest holder. The loan was evidenced by an unsecured promissory note, and the loan will be repaid out of proceeds from the sale of the redeemable noncontrolling interest holder’s interests in Arcadia Products, whether received upon exercise of the Put Option, the Call Option or upon sales to third parties permitted under the terms of the Operating Agreement. The loan must be repaid in full at the earlier of the exercise of the Put or Call Option, or by December 16, 2051, and has been recorded within “Other assets” in the Consolidated Balance Sheets.

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

Our rights to payments for goods transferred to customers within our DynaEnergetics and NobelClad business segments arise when control is transferred at a point in time and not on any other criteria. Our rights to payments for goods transferred to customers within our Arcadia Products business segment also predominantly arise when control is transferred at a point in time; however, at times, control of certain customized, project-based products passes to the customer over time. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days across all of our segments. In instances when we require customers to make advanced payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 10 “Business Segments” for disaggregated revenue disclosures.

Arcadia Products
Customers agree to terms and conditions at the time of initiating an order. A significant portion of transactions contain standard architectural building materials that are not made-to-order, which include standard storefronts and entrance systems, windows, curtain walls, and interior partitions. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract.

The transaction price is readily determinable and fixed at the time the transaction is entered into with the customer. Arcadia Products is entitled to each product’s transaction price upon the customer obtaining control of the item. For standard architectural building materials that are not made-to-order, such control transfers at a point in time, which is generally when the product has been shipped to the customer and the legal title has been transferred. Upon shipment and title transfer, Arcadia Products has performed its contractual requirements such that it has a present right to payment, and the customer from that point forward bears all risks and rewards of ownership. In addition, at this date, the customer has the ability to direct the use of, or restrict access to, the asset. Payment discounts, rebates, refunds, or any other forms of variable consideration are typically not granted to Arcadia Products customers.

For contracts that contain only one performance obligation, the total transaction price is allocated to the sole performance obligation. For contracts which contain multiple distinct performance obligations, judgment is required to determine the standalone selling price (“SSP”) for each performance obligation. However, such judgment is largely mitigated given that standard architectural building materials purchased are generally shipped at the same time. In instances where products purchased are not shipped at the same time, Arcadia Products uses the contractually stated price to determine SSP as each performance obligation's price has been approved by the customer and approximates the price sold separately.

At times, Arcadia Products will also contract with customers to supply customized architectural building materials based on design specifications, measurements, finishes, framing materials, and other options selected by the customer at the time an order is initiated. For these contracts, which are significantly less frequent in both volume and financial statement magnitude, Arcadia Products has an enforceable right to payment from its customers at the time an order is received and accepted for all manufacturing efforts expended on behalf of its customers. Due to the customized nature of these products, the Company has concluded that the substantial portion of the related goods produced have no alternative use, and therefore control of these products passes to the customer over time. We have concluded that recognizing revenue utilizing an over-time output method based upon units delivered reasonably depicts the fulfillment of our performance obligations under our contracts and the value received by the customer based upon our performance to date. This conclusion is further supported by the frequency of shipments in fulfilling these contracts. We have elected not to disclose our unsatisfied performance obligations as of December 31, 2023 under the short-term contract exemption as we expect such performance obligations will be satisfied within the next 12 months following the end of the reporting period.

Billings for customized architectural building materials occur at times upon delivery, but also can occur via pre-established billing schedules agreed upon at the commencement of the contract. Therefore, we frequently generate contract liabilities in instances when we have billed the customer in excess of revenue recognized for units delivered.

DynaEnergetics

Customers agree to terms and conditions at the time of initiating an order. Transactions contain standard products, which may include perforating system components, such as detonating cord, or systems and associated hardware, including Factory-Assembled, Performance-AssuredTM DynaStage® ("DS") perforating systems. In instances where multiple products are included within an order, each product represents a separate performance obligation given that: (1) the customer can benefit from each product on a standalone basis and (2) each product is distinct within the context of the contract. However, judgment is significantly mitigated given that products purchased are generally shipped at the same time.

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

Research and Development

Research and development costs include expenses associated with developing new products and processes as well as improvements to current manufacturing processes. Research and development costs were $6,864, $6,781, and $7,240 for the years ended December 31, 2023, 2022 and 2021, respectively.

Income Taxes

We recognize deferred tax assets and liabilities for the expected future income tax consequences of temporary differences between the financial reporting and tax bases of assets and liabilities. Any effects of changes in income tax rates or tax laws are included in the provision for income taxes in the period of enactment. The deferred income tax impact of tax credits are recognized as an immediate adjustment to income tax expense. We recognize deferred tax assets for the expected future effects of all deductible temporary differences to the extent we believe these assets will more likely than not be realized. We record a valuation allowance when, based on current circumstances, it is more likely than not that all or a portion of the deferred tax assets will not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies, recent financial performance and existing valuation allowances, if any.

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

Refer to Note 9 "Income Taxes" for further information.

Earnings Per Share

In periods with net income, the Company computes earnings per share (“EPS”) using a two-class method, which is an earnings allocation formula that determines EPS for (i) each class of common stock (the Company has a single class of common stock), and (ii) participating securities according to dividends declared and participation rights in undistributed earnings. Restricted stock awards are considered participating securities in periods of net income as they receive non-forfeitable rights to dividends as common stock. Restricted stock awards do not participate in net losses. For the years ended December 31, 2023 and 2022, we were in a net income position, and all potentially dilutive shares were included in the determination of diluted EPS. Given we were in a net loss position for the year ended December 31, 2021 all potentially dilutive shares were anti-dilutive and were therefore excluded from the determination of diluted EPS.

Basic EPS is calculated by dividing net income (loss) attributable to the Company's stockholders after adjustment of redeemable noncontrolling interest by the weighted average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest as of the end of the period presented. Refer to the "Redeemable noncontrolling interest" section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the applicable periods presented, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.

EPS was calculated as follows for the years ended December 31:

	2023	2022	2021
Net income (loss) attributable to DMC Global Inc. stockholders, as reported	$26,259	$12,247	$(202)
Adjustment of redeemable noncontrolling interest	(4,870)	1,937	(4,424)
Less: Undistributed net income available to participating securities	(305)	(198)	—
Numerator for basic net income (loss) per share:	21,084	13,986	(4,626)
Add: Undistributed net income allocated to participating securities	305	198	—
Less: Undistributed net income reallocated to participating securities	(305)	(198)	—
Numerator for diluted net income (loss) per share:	21,084	13,986	(4,626)
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	19,504,542	19,360,677	17,610,711
Effect of dilutive securities (1)	13,840	8,488	—
Weighted average shares outstanding for diluted net income (loss) per share	19,518,382	19,369,165	17,610,711
Net income (loss) per share attributable to DMC Global Inc. stockholders:
Basic	$1.08	$0.72	$(0.26)
Diluted	$1.08	$0.72	$(0.26)

(1) For the year ended December 31, 2023, 7,387 shares were excluded as their effect would have been anti-dilutive.

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. Our marketable securities are valued using quoted prices in active markets that are accessible as of the measurement date. The carrying value of our term loan and revolving loans, when outstanding, under our credit facility also approximate their fair value because of the variable interest rate associated with those instruments, which reset each month at market interest rates. All of these items are considered Level 1 assets and liabilities.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $3,257 and $8,444 as of December 31, 2023 and 2022, respectively, held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of December 31, 2023 or December 31, 2022.

Restructuring expenses

Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the years ended December 31, 2023, 2022, and 2021 we recorded total restructuring expenses of $3,766, $182, and $127, respectively. In 2023, these expenses were primarily related to asset impairments and employee severance. Refer to "Asset Impairments" section above for further discussion of the asset impairments recorded.

Total restructuring charges incurred are as follows and were reported in the "Restructuring expenses, net and asset impairments" line item in our Consolidated Statements of Operations for the year ended December 31, 2023:

	2023
	Severance	Asset Impairment	Contract Termination Costs	Equipment Moving and Other Exit Costs	Stock-based compensation	Total
DynaEnergetics	$1,035	$1,871	$86	$19	$—	3,011
NobelClad	—	440	—	—	—	440
Corporate	—	160	—	—	155	315
Total	$1,035	$2,471	$86	$19	$155	$3,766

Concentration of Credit Risk and Off Balance Sheet Arrangements

Financial instruments, which potentially subject us to a concentration of credit risk, consist primarily of cash, cash equivalents, and accounts receivable. Generally, we do not require collateral to secure receivables. At December 31, 2023, we had no financial instruments with off-balance sheet risk of accounting losses.

Other Cumulative Comprehensive Loss

Other cumulative comprehensive loss as of December 31, 2023, 2022, and 2021 consisted entirely of currency translation adjustments, including intra-entity foreign currency transactions that are classified as long-term investments.

Recent Accounting Pronouncements

We have considered all recent accounting pronouncements issued, but not yet effective, and we do not expect any to have a material effect on the Company’s Consolidated Financial Statements.

3. INVENTORIES

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value. Significant cost elements included in inventory are raw materials, labor, freight, subcontract costs, and manufacturing overhead. As necessary, we write down inventory to its net realizable value by recording provisions for excess, slow moving and obsolete inventory. To determine provision amounts, we regularly review inventory quantities on hand and values, and compare them to estimates of future product demand, market conditions, production requirements and technological developments.

Inventories consisted of the following as of December 31, 2023:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,257	$26,107	$7,089	$42,453
Work-in-process	7,565	23,196	12,509	43,270
Finished goods	56,463	23,644	633	80,740
Supplies	—	—	249	249
Total inventories	$73,285	$72,947	$20,480	$166,712

Inventories consisted of the following as of December 31, 2022:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$11,099	$23,701	$8,926	$43,726
Work-in-process	11,468	21,198	7,587	40,253
Finished goods	55,074	16,802	456	72,332
Supplies	—	—	279	279
Total inventories	$77,641	$61,701	$17,248	$156,590

4. PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets primarily include finite-lived customer relationships and trademarks/trade names. Finite-lived intangible assets are amortized over the estimated useful life of the related assets. Customer relationships are amortized using an accelerated amortization method. The remaining weighted average amortization period of all purchased intangible assets is approximately 13 years in total. The remaining weighted average amortization periods of the purchased intangible assets by asset category are as follows:

Core technology	0.75 years
Customer relationships	13 years
Trademarks / Trade names	13 years

Our purchased intangible assets consisted of the following as of December 31, 2023:

	Gross	Accumulated Amortization	Net
Core technology	$283	$(269)	$14
Customer backlog	22,000	(22,000)	—
Customer relationships	211,128	(34,913)	176,215
Trademarks / Trade names	22,000	(2,969)	19,031
Total intangible assets	$255,411	$(60,151)	$195,260

Our purchased intangible assets consisted of the following as of December 31, 2022:

	Gross	Accumulated Amortization	Net
Core technology	$14,063	$(14,031)	$32
Customer backlog	22,000	(22,000)	—
Customer relationships	244,650	(47,254)	197,396
Trademarks / Trade names	23,914	(3,417)	20,497
Total intangible assets	$304,627	$(86,702)	$217,925

The change in the gross value of our purchased intangible assets at December 31, 2023 from December 31, 2022 was primarily due to the write off of purchased intangible assets that were fully amortized prior to periods presented herein.

Expected future amortization of purchased intangible assets is as follows:

For the years ended December 31:
2024	$21,156
2025	19,053
2026	17,426
2027	15,806
2028	14,902
Thereafter	106,917
$195,260

5. LEASES

The Company leases real properties for use in manufacturing and as administrative and sales offices, and leases automobiles and office equipment. The Company determines if a contract contains a lease arrangement at the inception of the contract. For leases in which the Company is the lessee, leases are classified as either finance or operating. Right-of-use (“ROU”) assets are initially measured at the present value of lease payments over the lease term plus initial direct costs, if any. If a lease does not provide a discount rate and the implicit rate cannot be readily determined, an incremental borrowing rate is used to determine the present value of future lease payments. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term within the Consolidated Statements of Operations. Lease and non-lease components within the Company’s lease agreements are accounted for together. Variable lease payments are recognized in the period in which the obligation is incurred. The Company has no leases in which the Company is the lessor.

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	December 31, 2023	December 31, 2022
ROU asset	$45,409	$48,470

Current lease liability	7,652	7,041
Long-term lease liability	39,744	43,001
Total lease liability	$47,396	$50,042

The ROU asset is reported in “Other assets” while the current lease liability is reported in “Other current liabilities” and the long-term lease liability is reported in “Other long-term liabilities” in the Company’s Consolidated Balance Sheets. Cash paid for operating lease liabilities are recorded as operating cash outflows in the Company’s Consolidated Statements of Cash Flows.

Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and former president of Arcadia Products. There were eight such leases in effect as of December 31, 2023, with expiration dates ranging from calendar years 2025 to 2031. As of December 31, 2023, the total ROU asset and related lease liability recognized for these leases was $25,409 and $26,267, respectively. During the year ended December 31, 2023, associated lease expense was $4,625.

Total operating lease expense included in the Company’s Consolidated Statements of Operations was $12,822, $11,883 and $4,453 for the years ended December 31, 2023, 2022, and 2021, respectively. Short term and variable lease costs were not significant for any period presented.

Certain of the Company’s leases contain renewal options and options to extend the lease term for up to five years, and a majority of these options are reflected in the calculation of the ROU assets and related lease liability due to the likelihood of renewal.

The following table summarizes the weighted average lease terms and discount rates for operating lease liabilities:

	December 31, 2023	December 31, 2022
Weighted average remaining lease term	7.0 years	7.9 years
Weighted average discount rate	4.5%	4.3%

The following table represents maturities of operating lease liabilities as of December 31, 2023:

Due within 1 year	$9,575
Due after 1 year through 2 years	9,558
Due after 2 years through 3 years	8,387
Due after 3 years through 4 years	7,585
Due after 4 years through 5 years	6,023
Thereafter	14,367
Total future minimum lease payments	55,495
Less imputed interest	(8,099)
Total	$47,396

6.    DEBT

Outstanding borrowings consisted of the following at December 31:

	2023	2022
Syndicated credit agreement:
U.S. Dollar revolving loan	$—	$—
Term loan	117,500	135,000
Commerzbank line of credit	—	—
Outstanding borrowings	117,500	135,000
Less: debt issuance costs	(1,649)	(2,202)
Total debt	115,851	132,798
Less: current portion of long-term debt	(15,000)	(15,000)
Long-term debt	$100,851	$117,798

Syndicated Credit Agreement

On December 23, 2021, we entered into a five-year $200,000 syndicated credit agreement (“credit facility”) which included a $150,000 Term Loan, which is amortizable at 10% of principal per year with a balloon payment for the outstanding balance upon the credit facility maturity date in 2026, and allows for revolving loans of up to $50,000. The credit facility has an accordion feature to increase the commitments by $100,000 under the revolving loan class and/or by adding a term loan subject to approval by applicable lenders. We entered into the credit facility with a syndicate of four banks, with KeyBank, N.A. acting as administrative agent. The credit facility is secured by the assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.
Borrowings under the $150,000 Term Loan and $50,000 revolving loan limit can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 1.50% to 3.00%). Base Rate loans bear interest at the defined Base Rate plus an applicable margin (varying from 0.50% to 2.00%). The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of December 31, 2023, no amounts were outstanding on the revolver, and bank guarantees of $443 were secured.

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurrence of additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated Pro Forma EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0 from December 31, 2023 and thereafter.

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

As of December 31, 2023, we were in compliance with all financial covenants and other provisions of our debt agreements.

Refer to Note 14 for discussion of the credit facility amendment executed subsequent to December 31, 2023.

Line of Credit with German Bank

We maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of December 31, 2023 and 2022, we had no outstanding borrowings under the line of credit and bank guarantees of €1,696 and €2,221, respectively, were secured. The line of credit bears interest at a EURIBOR-based variable rate which at December 31, 2023 was 8.82%. The line of credit has open-ended terms and can be canceled by the bank at any time.

7.    STOCKHOLDERS' EQUITY AND EMPLOYEE STOCK PLANS

Employee stock plans

Our stock-based compensation expense results from restricted stock awards ("RSAs"), restricted stock units ("RSUs"), performance share units ("PSUs"), and stock issued under the Employee Stock Purchase Plan. The following table sets forth the total stock-based compensation expense included in the Consolidated Statements of Operations for the years ended December 31:

	2023	2022	2021
Cost of products sold	$430	$506	$604
General and administrative expenses	8,583	8,304	5,360
Selling and distribution expenses	1,102	1,248	610
Restructuring expenses, net and asset impairments	155	—	—
Stock-based compensation	10,270	10,058	6,574
Income tax benefit	(3,104)	(1,716)	(1,342)
Stock-based compensation, net of income taxes	7,166	8,342	5,232

Earnings per share impact
Basic	$0.37	$0.43	$0.30
Diluted	$0.37	$0.43	$0.30

On November 4, 2016, our stockholders approved the 2016 Omnibus Incentive Plan (“2016 Plan”). The 2016 Plan provides for the granting of various types of equity-based incentives, including stock options, RSAs, RSUs, stock appreciation rights, performance shares, performance units, other stock-based awards, and cash-based awards. Our stockholders approved a total of 5,000,000 shares available for grant under the 2016 Plan, less 1,639,881 of RSAs and RSUs previously granted under the 2006 Stock Incentive Plan ("2006 Plan") as of the 2006 Plan's expiration on September 21, 2016. As of the inception of the 2016 Plan, 3,360,119 shares were available for grant under the 2016 Plan. As of December 31, 2023, there are 1,777,266 shares available for future grant.

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

PSUs are granted to employees with vesting based on performance and market conditions. Each PSU represents the right to receive stock upon the achievement of certain conditions. A target number of PSUs is awarded on the grant date, and the recipient is eligible to earn shares of common stock between 0% and 200% of the number of targeted PSUs awarded. A portion of an employee's grant is based on actual performance against a target Adjusted EBITDA goal while the remainder is based on relative total shareholder return ("TSR") performance compared to our peer group disclosed in our Proxy Statement. 25% of the PSU grant are based on the achievement of targeted Adjusted EBITDA and 75% of the PSU grant are based on the achievement of relative TSR performance. The PSUs earned, if any, cliff vest at the end of the third year following the year of grant based on the degree of satisfaction of the PSUs performance and market conditions.

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

A summary of the activity of our unvested RSAs issued under the 2016 Plan is as follows:

	2016 Plan
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	229,650	$40.26
Granted	196,955	26.43
Vested	(151,828)	36.01
Forfeited	(1,000)	29.77
Balance at December 31, 2022	273,777	$32.71
Granted	260,207	20.79
Vested	(243,592)	30.97
Forfeited	(8,439)	27.20
Balance at December 31, 2023	281,953	$23.38

A summary of the activity of our unvested RSUs issued under the 2016 Plan is as follows:

	2016 Plan
	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	52,298	$41.67
Granted	27,397	28.59
Vested	(35,101)	34.29
Forfeited	(73)	25.81
Balance at December 31, 2022	44,521	$39.47
Granted	31,418	21.18
Vested	(21,968)	40.69
Forfeited	—	—
Balance at December 31, 2023	53,971	$28.33

A summary of the activity of our unvested PSUs issued under the 2016 Plan is as follows:

	Shares	Weighted Average Grant Date Fair Value
Balance at December 31, 2021	60,971	$79.56
Granted	84,165	31.45
Vested	(404)	48.23
Balance at December 31, 2022	144,732	$51.67
Granted	75,997	28.30
Vested	(42,883)	15.48
Forfeited	(87,374)	67.79
Balance at December 31, 2023	90,472	$33.62

As of December 31, 2023, total unrecognized stock-based compensation related to unvested awards was as follows:

	Unrecognized stock compensation	Weighted-average recognition period
Unvested RSAs	$3,760	1.2 years
Unvested RSUs	$792	1.7 years
Unvested PSUs	$1,341	1.8 years

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan (“ESPP”) pursuant to which we are authorized to issue up to 850,000 shares of DMC common stock, of which 161,269 shares remain available for future purchase as of December 31, 2023. The offerings begin on the first day following each previous offering (“Offering Date”) and end six months from the Offering Date (“Purchase Date”). The ESPP provides that full time employees may authorize DMC to withhold up to 15% of their earnings, subject to certain limitations, to be used to purchase stock at the lesser of 85% of the fair market value of the stock on the Offering Date or the Purchase Date. In connection with the ESPP, 20,686, 12,975, and 12,120 shares of our stock were purchased during the years ended December 31, 2023, 2022, and 2021, respectively. Our total stock-based compensation expense for 2023, 2022, and 2021 includes $89, $67, and $121, respectively, associated with the ESPP.

8. EMPLOYEE BENEFIT PLANS

401(k) Plan

We offer a contributory 401(k) plan to our U.S. employees, including Arcadia Products employees beginning in March 2022. We make matching contributions equal to 100% of each employee’s contribution up to 3% of qualified compensation and

50% of the next 2% of qualified compensation contributed by each employee. Total DMC contributions were $2,590, $1,772, and $1,057 for the years ended December 31, 2023, 2022 and 2021, respectively.

Foreign Subsidiary Defined Benefit and Defined Contribution Plans

We have defined benefit pension plans at certain foreign subsidiaries for which we have recorded an unfunded pension obligation of $1,490 and $1,352 as of December 31, 2023 and 2022, respectively, which is included in "Other long-term liabilities" in the Consolidated Balance Sheets. Annual adjustments to the obligation are based upon actuarial calculations and are recorded within "General and administrative expenses" in the Consolidated Statements of Operations. We recognized expense of $91 for the year ended December 31, 2023 and income of $536 and $222 for the years ended December 31, 2022 and 2021, respectively.

In 2020, a new defined contribution pension plan went into effect for employees at certain foreign subsidiaries, which replaced the defined benefit plan described above. Under the new plan, pension benefits will be financed both through contributions by the Company and employees. The Company contributes between 1.5% and 4.5% of the employee's salary annually. During the years ended December 31, 2023, 2022 and 2021, the Company contributed $285, $261 and $282, respectively, to the defined contribution plan. Past contributions into the defined benefit plan were unchanged by the new defined contribution plan.

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

The Plan provides for deferred compensation obligations to be settled either by delivery of a fixed number of shares of DMC’s common stock or in cash, in accordance with participant contributions and elections. For deferred equity awards, participants can elect to diversify contributions of equity awards into other investment options available to Plan participants subsequent to the equity award vesting and after a period prescribed by the Plan. Once diversified, such contributions will be settled by delivery of cash. Effective January 1, 2024, diversification of deferred equity awards is no longer permitted by the Plan.

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

Deferred compensation obligations that will be settled in cash are accounted for on an accrual basis in accordance with the terms of the Plan. These obligations are adjusted based on changes in value of the underlying investment options chosen by Plan participants. Deferred compensation obligations that will be settled by delivery of a fixed number of previously vested shares of the Company’s common stock are reflected in the Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest within “Common stock” at the par value of the common stock or unvested RSAs. These accounts are not adjusted for subsequent changes in the fair value of the common stock.

The balances related to the deferred compensation plan are as follows for the years ended December 31:

	Consolidated Balance Sheet location	2023	2022
Deferred compensation assets	Prepaid expenses and other	$1,428	$—
Deferred compensation assets	Other assets	$8,449	$13,566
Deferred compensation obligations	Other current liabilities	$1,428	$—
Deferred compensation obligations	Other long-term liabilities	$12,078	$15,292

9.    INCOME TAXES

The domestic and foreign components of income (loss) before income taxes for our operations consist of the following for the years ended December 31:

	2023	2022	2021
Domestic	$16,181	$(302)	$(9,970)
Foreign	33,698	23,511	7,416
Total income (loss) before income taxes	$49,879	$23,209	$(2,554)

The components of the provision (benefit) for income taxes consist of the following for the years ended December 31:

	2023	2022	2021
Current – Federal	$3,522	$2,288	$(707)
Current – State	733	927	209
Current – Foreign	9,895	6,760	800
Current income tax expense	14,150	9,975	302

Deferred – Federal	87	(1,024)	(1,386)
Deferred – State	587	(175)	(996)
Deferred – Foreign	296	600	536
Deferred income tax expense (benefit)	970	(599)	(1,846)
Income tax provision (benefit)	$15,120	$9,376	$(1,544)

Our deferred tax assets and liabilities consist of the following at December 31:

	2023	2022
Deferred tax assets:
Net operating loss carryforward	$6,168	$6,565
Inventory differences	1,043	965
Equity compensation	1,421	1,850
Investment in joint venture	677	1,658
Restructuring	104	201
Purchased intangible assets and goodwill	389	527
Accrued employee compensation and benefits	4,362	4,144
Lease liabilities	2,514	2,880
Interest expense	737	—
Research and development costs	752	434
Other, net	388	352
Gross deferred tax assets	18,555	19,576
Less valuation allowances	(6,167)	(6,277)
Total deferred tax assets	12,388	13,299

Deferred tax liabilities:
Depreciation and amortization	(5,278)	(4,736)
Right-of-use assets	(2,276)	(2,633)
Other, net	(52)	(205)
Total deferred tax liabilities	(7,606)	(7,574)

Net deferred tax assets	$4,782	$5,725

As of December 31, 2023, we had loss carryforwards for tax purposes totaling approximately $55,317, comprised of $37,072 foreign and $18,245 domestic state loss carryforwards, which will be available to offset future taxable income in certain jurisdictions. The significant majority of foreign losses can be carried forward indefinitely, while all other losses generally have carryforward periods of 5 to 20 years, depending on jurisdiction. We have analyzed the net operating losses and established valuation allowances on those where we have determined the realization is not more likely than not to occur.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a Consolidated Financial Statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. We continue to record valuation allowances against deferred tax assets where we do not believe sufficient future taxable income will be generated. Changes in our valuation allowance in 2023 and 2022 are primarily attributable to changes in currency revaluation and movements in the underlying deferred tax assets. In 2021, we recorded a net decrease of $1,926 in our valuation allowance, primarily comprised of releases in the United States for state taxes and France due to a change in our estimates of future income in those jurisdictions, as well as remeasurement of our German valuation allowance due to a change in our German effective tax rate and currency revaluation. The amount of the deferred tax assets considered realizable can be adjusted in future periods if positive evidence such as current and expected future taxable income outweighs negative evidence.

A reconciliation of our income tax provision computed by applying the Federal statutory income tax rate of 21% to income (loss) before income taxes is as follows for the years ended December 31:

	2023	2022	2021
Statutory U.S. federal income tax	$10,475	$4,874	$(536)
Foreign rate differential	3,562	2,868	1,690
Permanent items	975	980	683
U.S. state income tax, net of federal benefit	1,275	569	(338)
(Income) loss attributable to noncontrolling interest	(1,793)	(333)	170
Equity compensation	1,080	202	(1,476)
Return to provision adjustments	(247)	134	(345)
Deemed repatriation of foreign earnings	90	64	—
Other	2	(14)	11
Change in valuation allowances	(299)	32	(1,403)
Income tax provision (benefit)	$15,120	$9,376	$(1,544)

DMC files income tax returns in the U.S. federal jurisdiction, as well as various U.S. state and foreign jurisdictions. The Company is not currently under examination in any jurisdiction.

DMC’s U.S. federal tax returns are open for examination for the tax years 2018 and 2020 onward. Most of DMC’s state tax returns remain open to examination for the tax years 2019 onward. DMC’s foreign tax returns generally remain open to examination for the tax years 2019 onward, depending on jurisdiction.

At December 31, 2023 and 2022, the balance of unrecognized tax benefits was $5,017 and $2,106, respectively. Included in the balance of unrecognized tax benefits as of December 31, 2023 are $2,787 of tax benefits that, if recognized, would affect the effective tax rate. We recognize interest and penalties related to uncertain tax positions in operating expense. As of December 31, 2023 and 2022, our accrual for interest and penalties related to uncertain tax positions was zero.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2023
Unrecognized tax benefits, December 31, 2022	$2,106
Additions based on tax positions related to the current year	2,841
Additions for tax positions of prior years	70
Reductions for tax positions of prior years	—
Settlements	—
Unrecognized tax benefits, December 31, 2023	$5,017

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

10.    BUSINESS SEGMENTS

Our business is currently organized into three segments: Arcadia Products, DynaEnergetics, and NobelClad. In December 2021, DMC acquired a 60% controlling interest in Arcadia Products. Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia supplies customized windows and doors to the ultra-high-end residential real estate market. DynaEnergetics designs, manufactures, markets and sells perforating systems and associated hardware for the global oil and gas industry. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and LNG processing equipment.

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

Segment information is as follows as of and for the years ended December 31:

	2023	2022	2021
Net sales:
Arcadia Products	$298,909	$299,527	$—
DynaEnergetics	315,026	264,327	175,356
NobelClad	105,253	90,232	84,759
Net sales	$719,188	$654,086	$260,115

	2023	2022	2021
Income (loss) before income taxes:
Arcadia Products	$21,407	$3,962	$(2,020)
DynaEnergetics	46,353	39,055	8,235
NobelClad	19,427	7,989	9,783
Segment operating income	87,187	51,006	15,998
Unallocated corporate expenses, including restructuring expenses, net and asset impairments	(17,466)	(13,164)	(11,826)
Unallocated stock-based compensation*	(8,544)	(7,852)	(6,574)
Other (expense) income, net	(1,782)	(594)	152
Interest expense, net	(9,516)	(6,187)	(304)
Income (loss) before income taxes	$49,879	$23,209	$(2,554)

*Stock-based compensation is not allocated to wholly owned segments, DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	2023	2022	2021
Depreciation and Amortization:
Arcadia Products	$26,303	$39,222	$415
DynaEnergetics	6,906	7,877	8,126
NobelClad	2,893	3,730	3,807
Segment depreciation and amortization	36,102	50,829	12,348
Corporate and other	405	378	346
Consolidated depreciation and amortization	$36,507	$51,207	$12,694

	2023	2022	2021
Acquisition of property, plant and equipment:
Arcadia Products	$6,051	$7,168	$42
DynaEnergetics	6,545	5,660	5,455
NobelClad	2,944	5,298	2,730
Segment acquisition of property, plant and equipment	15,540	18,126	8,227
Corporate and other	434	458	432
Consolidated acquisition of property, plant and equipment	$15,974	$18,584	$8,659

	2023	2022
Assets:
Arcadia Products	$468,102	$498,257
DynaEnergetics	209,452	183,991
NobelClad	58,862	54,528
Segment assets	736,416	736,776

Cash and cash equivalents	31,040	25,144
Marketable securities	12,619	—
Prepaid expenses and other assets	94,929	106,101
Deferred tax assets	6,738	7,633
Corporate property, plant and equipment	2,753	3,324
Consolidated assets	$884,495	$878,978

The geographic location of our property, plant and equipment, net of accumulated depreciation, is as follows at December 31:

	2023	2022
United States	$102,894	$102,804
Germany	26,236	26,479
Canada	76	84
France	58	71
Rest of the world	3	7
Total	$129,267	$129,445

The disaggregation of revenue earned from contracts with customers based on the geographic location of the customer is as follows. For Arcadia Products, net sales have been presented consistent with United States regional definitions as provided by the American Institute of Architects. For DynaEnergetics and NobelClad, all net sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, and Canada. The following represents our net sales based on the geographic location of the customer for years ended December 31:

Arcadia Products

	2023	2022
West	$237,629	$235,705
South	30,055	37,061
Northeast	21,582	14,103
Midwest	9,643	12,658
Total Arcadia Products	$298,909	$299,527

DynaEnergetics

	2023	2022	2021
United States	$245,391	$211,025	$136,053
Canada	23,404	17,156	12,149
Oman	7,833	3,188	2,830
Iraq	6,034	3,574	72
Kuwait	4,980	1,801	1,559
United Arab Emirates	4,742	1,525	230
Egypt	2,340	5,780	3,244
Rest of the world(1)	20,302	20,278	19,219
Total DynaEnergetics	$315,026	$264,327	$175,356

(1) Rest of the world does not include any individual country comprising sales greater than 2% of total DynaEnergetics revenue.

NobelClad

	2023	2022	2021
United States	53,024	38,818	37,283
Canada	7,588	9,610	4,779
China	6,438	3,902	10,365
Germany	4,695	4,630	2,496
South Korea	4,562	3,242	2,144
United Arab Emirates	4,485	3,582	3,613
Saudi Arabia	3,542	2,212	328
France	2,988	2,057	2,197
Italy	2,064	1,766	1,422
Sweden	2,011	3,743	1,205
Belgium	2,009	603	2,547
Brazil	1,835	1,228	—
Netherlands	1,656	2,094	1,984
United Kingdom	1,252	537	137
Australia	1,181	1,799	1,301
India	307	3,116	1,908
Russia(1)	—	191	4,057
Rest of the world(2)	5,616	7,102	6,993
Total NobelClad	$105,253	$90,232	$84,759

(1) Sales to Russia have been suspended indefinitely due to the ongoing conflict in Ukraine.
(2) Rest of the world does not include any individual country comprising sales greater than 2% of total NobelClad revenue.

During the year ended December 31, 2023, one DynaEnergetics customer accounted for approximately 15% of consolidated net sales. During the years ended December 31, 2022 and 2021, no single customer accounted for greater than 10% of total net sales. As of December 31, 2023 and 2022, one DynaEnergetics customer accounted for approximately 32% and 15% of consolidated accounts receivable, respectively.

11.    DERIVATIVE INSTRUMENTS

We are exposed to foreign currency exchange risk resulting from fluctuations in exchange rates, primarily the U.S. dollar to the euro, the U.S. dollar to the Canadian dollar and, to a lesser extent, other currencies, arising from intercompany and third-party transactions entered into by our subsidiaries that are denominated in currencies other than their functional currency. Changes in exchange rates with respect to these transactions result in unrealized gains or losses if such transactions are unsettled at the end of the reporting period or realized gains or losses at settlement of the transaction. We use foreign currency forward contracts to offset foreign exchange rate fluctuations on foreign currency denominated asset and liability positions. None of these contracts are designated as accounting hedges, and all changes in the fair value of forward contracts are recognized in "Other (expense) income, net" within our Consolidated Statements of Operations.

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

As of December 31, 2023 and 2022, the notional amounts of the forward currency contracts the Company held were $32,310 and $21,907, respectively. At December 31, 2023 and 2022, the fair values of outstanding foreign currency forward contracts were $0.

The following table presents the location and amount of net gains (losses) from hedging activities, which are intended to offset foreign currency gains and losses recorded in the normal course of business that are not presented below, for the years ended December 31:

Derivative type	Income Statement Location	2023	2022	2021
Foreign currency contracts	Other (expense) income, net	$13	$352	$(271)

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

Wage and Hour Matters

Felipe v. Arcadia, Inc. and One Stop Employment Services, Inc. (“One Stop”). This complaint was filed on October 22, 2021 in Los Angeles Superior Court and purports to allege a class action on behalf of all non-exempt California employees who worked on behalf of One Stop or Arcadia at any time during the four years preceding the date of the complaint. One Stop is a staffing agency which provides temporary workers, including to Arcadia. The complaint states claims under California’s labor laws and under its general Unfair Business Practices Act, California Business & Professions Code section 17200. The plaintiff has subsequently dismissed the class action claims without prejudice, acknowledging that Arcadia’s arbitration agreement likely bars such class claims. The plaintiff also filed a separate action under California’s Private Attorneys General Act (“PAGA”) alleging essentially the same wage and hour violations. This action included other Arcadia employees. The California Supreme Court has ruled that the representative PAGA claims are not barred by the arbitration agreement. The plaintiff has commenced arbitration on individual claims, with arbitration set for 2024. In the meantime, the PAGA representative claims are stayed and likely will remain stayed pending resolution of the individual arbitration claims or completion of the settlement described below.

Mayorga v. Arcadia, Inc. This complaint was filed on November 15, 2021 in Los Angeles Superior Court. It purported to allege a class action on behalf of all of the Company’s non-exempt California employees who worked at the Company within four years before the date the complaint was filed. It asserts claims substantially similar to those asserted in the Felipe case but does not include One Stop as a defendant. The plaintiff amended his complaint to delete class action claims and any individual non-PAGA claims. Accordingly, plaintiff’s complaint is now limited to PAGA collective action claims. The plaintiff has however commenced arbitration on a solely individual basis of his wage and hour claims. The arbitral body has appointed and arbitrator to adjudicate those claims and a hearing has been set for 2024. However, the parties agreed to postpone the hearing pending the completion of the settlement described below. The remaining Mayorga PAGA representative claims have now been assigned to the same judge as the Felipe case. As in Felipe, those PAGA representative claims are currently stayed and will likely remain stayed until completion of the settlement.

The parties have reached a settlement of both above actions, which is binding if approved by the court. Arcadia has agreed to pay $375 of a total $600 settlement amount to resolve its portion of all PAGA claims in both the Mayorga and Felipe actions. The settlement includes the individual claims of each plaintiff. The parties have signed a term sheet, which is binding if approved by the court. The settlement is subject to court approval, and there is no guarantee that the court will approve the settlement. The parties anticipate the court will hold a preliminary approval hearing in the next few months.

During the year ended December 31, 2023, Arcadia reserved $375 which represents its current estimate of loss to resolve all PAGA claims. Under the Equity Purchase Agreement, the Company is indemnified for the liability recognized to date related to these matters. Therefore, an offsetting receivable was also recognized such that there was no impact to the Company’s Consolidated Statements of Operations during the year ended December 31, 2023.

To the extent these claims are not resolved through the settlement, Arcadia intends to vigorously defend against the Felipe and Mayorga actions. Due to the nature of these matters and inherent uncertainties, it is not possible to provide an evaluation of the likelihood of an unfavorable outcome or an estimate of the amount or range of potential loss, if any, in this circumstance.

13.    CHIEF EXECUTIVE OFFICER TRANSITION

During the first quarter of 2023, the Company and its former CEO entered into a separation agreement pursuant to which the former CEO received certain severance benefits consistent with his pre-existing employment agreement with the Company. These severance benefits include 18 months of salary, a lump sum cash payment, and accelerated vesting of outstanding equity awards. During the year ended December 31, 2023, the Company recognized $1,621 of severance related expense and $3,040 of stock-based compensation expense related to the accelerated vesting of outstanding equity awards. These expenses were recognized in “General and administrative expenses” in the Consolidated Statements of Operations.

14.    SUBSEQUENT EVENTS

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment’) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “Credit Agreement”).

The First Amendment provides for certain changes to the Credit Agreement, including an increase in the maximum commitment amount from $200,000 to $300,000, which includes a $200,000 revolving credit facility, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility. The Credit Agreement, as amended by the First Amendment, retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The First Amendment extends the maturity date of the Credit Agreement until February 6, 2029.

The proceeds of the loans are permitted to be used for working capital, refinancing of indebtedness and other general corporate purposes of the Company. As amended by the First Amendment, the Credit Agreement permits proceeds of the delayed draw facility to be used for the acquisition of the remaining 40% minority interest in Arcadia Products, LLC, a Colorado limited liability company currently 60% owned by the Company. Other significant changes in terms included modifications to the Company’s financial covenants and an increase in applicable interest rates.

The obligations under the Credit Agreement remain secured by the assets of the Company, including accounts receivable, inventory, and fixed assets, as well as guarantees and share pledges by the Company and its subsidiaries.

ITEM 9.                Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2023.

ITEM 9A.             Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023. Our management’s annual report on internal control over financial reporting is set forth below.

Management’s Report on Internal Control over Financial Reporting

The management of DMC Global Inc. (“DMC” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Under the supervision and with the participation of DMC’s management, including its Chief Executive Officer and Chief Financial Officer, management conducted an evaluation of the effectiveness of DMC’s internal control over financial reporting as of December 31, 2023 based on the 2013 framework in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. In designing and evaluating the internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our internal controls over financial reporting were effective.

DMC’s internal control over financial reporting as of December 31, 2023 has also been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their attestation report which expressed an unqualified opinion and is included elsewhere herein.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act) during the fourth quarter of 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of DMC Global Inc.

Opinion on Internal Control Over Financial Reporting

We have audited DMC Global Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, DMC Global Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 23, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Denver, Colorado
February 23, 2024

ITEM 9B.             Other Information

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

ITEM 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10.                                         Directors, Executive Officers and Corporate Governance

Item 10 incorporates information by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2023.

ITEM 11.                                         Executive Compensation

Item 11 incorporates information by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2023.

ITEM 12.                                         Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 12 incorporates information by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2023.

For information regarding securities authorized for issuance under our equity compensation plans see the Proxy Statement for our 2024 Annual Meeting of Shareholders, which information is incorporated herein by reference.

ITEM 13.                                         Certain Relationships and Related Transactions, and Director Independence

Item 13 incorporates information by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2023.

ITEM 14.                                         Principal Accounting Fees and Services

Item 14 incorporates information by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days of the close of fiscal year 2023.

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
3.1
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.3 to the Company’s Form 8-K filed with the Commission on May 16, 2023).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Form 10-Q filed with the Commission on August 4, 2022).

3.3	Amended and Restated Certificate of Incorporation of the Company (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Commission on November 4, 2016).
3.3	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.4 to the Company’s Form 8-K filed with the Commission on August 27, 2018).
4.1	Description of Capital Stock (incorporated by reference to Exhibit 4.1 to the Company’s Form 10-K filed with the Commission on February 27, 2023).
10.1
First Amendment to the Credit Agreement, dated February 6, 2024, by and between DMC Global Inc., certain of its domestic subsidiaries as borrowers, the lenders party thereto and KeyBank National Association, as administrative agent, a swing line lender and an issuing lender (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on February 6, 2024).

10.2
Credit Agreement dated as of December 23, 2021, by and among the Company, the borrowers party thereto, the guarantors party thereto, the Lenders party thereto, and KeyBank National Association, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on December 28, 2021).

10.3
Second Amended and Restated Limited Liability Company Agreement of Arcadia Products, LLC, dated February 28, 2023, by and among Arcadia Products, LLC, DMC Global Inc., DMC Korea, Inc., and New Arcadia Holdings, Inc.(incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed with the Commission on May 4, 2023).

10.4
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

Exhibit Number	Description
10.9
Equity Purchase Agreement, dated December 16, 2021, by and among DMC Global Inc., Arcadia, Inc., New Arcadia Holdings, Inc. and each of the shareholders of Arcadia named therein. (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on December 21, 2021).

10.10
Employment Agreement, dated as of March 1, 2013, by and between the Company and Kevin Longe (incorporated by reference to Exhibit 10.2 to the Company's Form 10-K filed with the Commission on March 14, 2013). *

10.11
Severance and Release Agreement, dated as of February 13, 2023, by and between the Company and Kevin Longe (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on February 16, 2023). *

10.12
Employment Offer Letter dated February 23, 2014, from the Company to Michael L. Kuta (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on March 31, 2014). *

10.13	Employment Offer Letter dated August 4, 2023, from the Company to Michael Kuta (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Commission on August 7, 2023).*
10.14	Employment Agreement dated July 26, 2013, from the Company to Ian Grieves (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *
10.15
Employment Offer Letter dated July 17, 2016, from the Company to Michelle H. Shepston (incorporated by reference to Exhibit 10.8 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *

10.16	Employment Agreement dated July 24, 2020 from the Company to Antoine Nobili (incorporate by reference to Exhibit 10.10 to the Company's Form 10-K filed with the Commission on February 22, 2021). *
10.17	Employment Offer Letter dated December 20, 2022, from the Company to Eric Walter (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on January 20, 2023).*
10.18	Employment Offer Letter dated November 20, 2022, from Arcadia to James Chilcoff.*
10.19	Severance and Release Agreement, dated as of March 15, 2023, by and between the Company and James Schladen (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q filed on May 4, 2023).*
10.20	Performance-Based Plan (incorporated by reference to Exhibit 10.3 to the Company's Form 8-K filed with the Commission on May 24, 2013). *
10.21	Amended and Restated Nonqualified Deferred Compensation Plan. (incorporated by reference to Exhibit 10.13 to the Company's Form 10-K filed with the Commission on March 8, 2018) *
10.22	Second Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan.*
10.23	Third Amendment to the Amended and Restated Nonqualified Deferred Compensation Plan.*
10.24	2016 Omnibus Incentive Plan dated November 4, 2016 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed with the Commission on November 4, 2016).
10.25
Form of Executive Officer Restricted Stock Award Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *

10.26	Form of Director Restricted Stock Award Agreement under 2016 Omnibus Incentive Plan. (incorporated by reference to Exhibit 10.18 to the Company's Form 10-K filed with the Commission on March 8, 2018)
10.27
Form of Executive Officer Restricted Stock Unit Agreement under 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.17 to the Company’s Form 10-K filed with the Commission on March 9, 2017). *

10.28	Form of Executive Officer Performance Unit Agreement under 2016 Omnibus Incentive Plan (incorporated by reference Exhibit 10.20 to the Company's Form-10-K filed with the Commission on March 1, 2022).*
10.29	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Commission on January 24, 2011). *
10.30
Sublease for Dunbar, Pennsylvania clad metal shooting site dated December 16, 2000 by and between Mypodiamond, Inc. and the Company. (incorporated by reference to Exhibit 10.22 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.31
License Agreement dated July 29, 2008 by and between Coolspring Stone Supply Company, Inc. (“CSSC”) and the Company. (incorporated by reference to Exhibit 10.23 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.32
First Amendment to License Agreement dated September 24, 2012 by and between CSSC and the Company. (incorporated by reference to Exhibit 10.24 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.33
Second Amendment to License Agreement dated March 31, 2018 by and between CSSC and the Company (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the Commission on February 21, 2019).

Exhibit Number	Description
10.34
Third Amendment to License Agreement dated July 1, 2022 by and between CSSC and the Company (incorporated by reference to Exhibit 10.31 to the Company’s Form 10-Q filed with the Commission on November 3, 2022)

10.35
Risk Allocation, Consulting and Services Agreement dated April 1, 2008 by and between Snoddy Management, Inc. (“SMI”) and the Company. (incorporated by reference to Exhibit 10.25 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.36
First Amendment to Risk Allocation, Consulting and Services Agreement dated September 24, 2012 by and between SMI and the Company. (incorporated by reference to Exhibit 10.26 to the Company's Form 10-K filed with the Commission on March 8, 2018)

10.37
Second Amendment to Risk Allocation, Consulting and Services Agreement dated March 31, 2018 by and between SMI and the Company (incorporated by reference to Exhibit 10.28 to the Company's Form 10-K filed with the Commission on February 21, 2019).

10.38
Third Amendment to Risk Allocation, Consulting and Services Agreement dated July 1, 2022 by and between SMI and the Company (incorporated by reference to Exhibit 10.32 to the Company’s Form 10-Q filed with the Commission on November 3, 2022)

10.39
Company’s Employee Stock Purchase Plan, as amended (incorporated by reference from Appendix A to the Company’s Definitive Proxy Statement filed April 5, 2017, relating to the Company’s 2017 Annual Meeting of Stockholders).*

10.40
Lease Agreement for Broomfield, Colorado office space dated August 20, 2018 between Semaho, Inc. and the Company (incorporated by reference to Exhibit 10.28 to the Company’s Form 10-Q filed on October 25, 2018).

10.41	Services Agreement dated March 16, 2023 by and between James Schladen and Arcadia Products, LLC.
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Form 10-K filed on February 27, 2023).
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.
31.1	Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	DMC Global Inc. Clawback Policy
101	The following materials from the Annual Report on Form 10-K of DMC Global Inc. for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Consolidated Statements of Cash Flows, and (vi) the Notes to Consolidated Financial Statements.**

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

DMC Global Inc.

February 23, 2024	By:	/s/ Eric V. Walter
Eric V. Walter
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Michael Kuta	President and Chief Executive Officer and Director	February 23, 2024
Michael Kuta	(Principal Executive Officer)

/s/ Eric V. Walter	Chief Financial Officer	February 23, 2024
Eric V. Walter	(Principal Financial Officer)

/s/ Brett Seger	Chief Accounting Officer	February 23, 2024
Brett Seger	(Principal Accounting Officer)

/s/ David C. Aldous	Chairman and Director	February 23, 2024
David C. Aldous

/s/ Robert A. Cohen	Director	February 23, 2024
Robert A. Cohen

/s/ Ruth I. Dreessen	Director	February 23, 2024
Ruth I. Dreessen

/s/ Richard P. Graff	Director	February 23, 2024
Richard P. Graff

/s/ Michael A. Kelly	Director	February 23, 2024
Michael A. Kelly

/s/ James O'Leary	Director	February 23, 2024
James O'Leary

/s/ Clifton Peter Rose	Director	February 23, 2024
Clifton Peter Rose

/s/ Ouma Sananikone	Director	February 23, 2024
Ouma Sananikone