Form 10-Q
period 2024-03-31
DMC Global Inc.
filed 2024-05-02
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Common Stock outstanding was 19,982,074 as of April 30, 2024.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding expected benefits from enhancements to our systems and processes at Arcadia Products, North American well completion activity in the second quarter of 2024, anticipated profit margin improvements resulting from changes in manufacturing processes and the introduction of new products in DynaEnergetics, continued demand and realization of large order opportunities at NobelClad, our backlog at NobelClad, the result and timing of the strategic review process for our businesses, our ability to access capital markets transactions in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2023 and other potential factors, including: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three months ended March 31, 2024 and 2023 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023 (unaudited)	8
	Notes to Condensed Consolidated Financial Statements (unaudited)	9

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosure about Market Risk	31

Item 4	Controls and Procedures	31

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	32

Item 1A	Risk Factors	32

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3	Defaults Upon Senior Securities	32

Item 4	Mine Safety Disclosures	32

Item 5	Other Information	32

Item 6	Exhibits	33

	Signatures	33

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,444	$31,040
Marketable securities	—	12,619
Accounts receivable, net of allowance for doubtful accounts of $2,429 and $1,955, respectively	104,697	106,205
Inventories	172,113	166,712
Prepaid expenses and other	10,187	10,236
Total current assets	307,441	326,812
Property, plant and equipment	226,327	223,683
Less - accumulated depreciation	(97,299)	(94,416)
Property, plant and equipment, net	129,028	129,267
Goodwill	141,725	141,725
Purchased intangible assets, net	189,966	195,260
Deferred tax assets	7,718	6,738
Other assets	84,142	84,693
Total assets	$860,020	$884,495

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,892	$40,202
Accrued expenses	13,106	10,830
Accrued income taxes	14,451	12,810
Accrued employee compensation and benefits	11,797	16,918
Contract liabilities	19,177	21,621
Current portion of long-term debt	2,500	15,000
Other current liabilities	9,285	9,080
Total current liabilities	121,208	126,461
Long-term debt	85,509	100,851
Deferred tax liabilities	2,390	1,956
Other long-term liabilities	53,919	57,172
Total liabilities	263,026	286,440
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	187,080	187,760
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,704,004 and 20,467,495 shares issued, respectively	1,035	1,023
Additional paid-in capital	315,233	313,833
Retained earnings	146,860	146,604
Other cumulative comprehensive loss	(27,539)	(26,426)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 721,730 and 689,700 shares, respectively	(25,675)	(24,739)
Total stockholders’ equity	409,914	410,295
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$860,020	$884,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended March 31,
	2024	2023
Net sales	$166,869	$184,341
Cost of products sold	124,517	132,130
Gross profit	42,352	52,211
Costs and expenses:
General and administrative expenses	15,980	26,500
Selling and distribution expenses	12,223	12,824
Amortization of purchased intangible assets	5,292	5,667
Strategic review expenses	2,169	—
Total costs and expenses	35,664	44,991
Operating income	6,688	7,220
Other expense:
Other expense, net	(409)	(200)
Interest expense, net	(2,317)	(2,381)
Income before income taxes	3,962	4,639
Income tax provision	1,643	2,500
Net income	$2,319	$2,139
Less: Net (loss) income attributable to redeemable noncontrolling interest	(244)	1,230
Net income attributable to DMC Global Inc. stockholders	$2,563	$909

Net income (loss) per share attributable to DMC Global Inc. stockholders:
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)
Weighted average shares outstanding:
Basic	19,610,644	19,462,636
Diluted	19,622,455	19,462,636

Reconciliation to net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended March 31,
	2024	2023
Net income attributable to DMC Global Inc. stockholders	$2,563	$909
Adjustment of redeemable noncontrolling interest	(2,307)	(1,138)
Net income (loss) attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$256	$(229)

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Net income	$2,319	$2,139

Change in cumulative foreign currency translation adjustment	(1,113)	769
Other comprehensive income	$1,206	$2,908

Less: comprehensive (loss) income attributable to redeemable noncontrolling interest	(244)	1,230

Comprehensive income attributable to DMC Global Inc. stockholders	$1,450	$1,678

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2023	20,467,495	$1,023	$313,833	$146,604	$(26,426)	(689,700)	$(24,739)	$410,295	$187,760
Net income (loss)	—	—	—	2,563	—	—	—	2,563	(244)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,113)	—	—	(1,113)	—
Shares issued in connection with stock compensation plans	236,509	12	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	1,412	—	—	—	—	1,412	137
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,880)
Adjustment of redeemable noncontrolling interest	—	—	—	(2,307)	—	—	—	(2,307)	2,307
Treasury stock activity	—	—	—	—	—	(32,030)	(936)	(936)	—
Balances, March 31, 2024	20,704,004	$1,035	$315,233	$146,860	$(27,539)	(721,730)	$(25,675)	$409,914	$187,080

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2022	20,140,654	$1,007	$303,893	$125,215	$(28,758)	(605,723)	$(20,710)	$380,647	$187,522
Net income	—	—	—	909	—	—	—	909	1,230
Change in cumulative foreign currency translation adjustment	—	—	—	—	769	—	—	769	—
Shares issued in connection with stock compensation plans	258,807	13	(13)	—	—	—	—	—	—
Stock-based compensation	—	—	4,795	—	—	—	—	4,795	232
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,600)
Adjustment of redeemable noncontrolling interest	—	—	—	(1,138)	—	—	—	(1,138)	1,138
Treasury stock activity	—	—	—	—	—	(77,184)	(3,705)	(3,705)	—
Balances, March 31, 2023	20,399,461	$1,020	$308,675	$124,986	$(27,989)	(682,907)	$(24,415)	$382,277	$187,522

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Three months ended March 31,
	2024	2023
Cash flows provided by operating activities:
Net income	$2,319	$2,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,419	3,400
Amortization of purchased intangible assets	5,292	5,667
Amortization of deferred debt issuance costs	190	138
Stock-based compensation	1,549	5,027
Deferred income taxes	(546)	178
Other	(985)	(405)
Change in:
Accounts receivable, net	962	(14,664)
Inventories	(5,910)	(22,678)
Prepaid expenses and other	3,022	1,131
Accounts payable	10,660	24,336
Contract liabilities	(2,391)	(906)
Accrued expenses and other liabilities	(4,141)	3,702
Net cash provided by operating activities	13,440	7,065

Cash flows provided by (used in) investing activities:
Proceeds from maturities of marketable securities	3,000	—
Proceeds from sales of marketable securities	9,619	—
Acquisition of property, plant and equipment	(2,968)	(2,226)
Net cash provided by (used in) investing activities	9,651	(2,226)

Cash flows used in financing activities:
Repayments on term loan	(117,500)	(6,250)
Borrowings on term loan	50,000	—
Borrowings on revolving loans	70,450	—
Repayments on revolving loans	(30,450)	—
Payment of debt issuance costs	(2,735)	—
Distributions to redeemable noncontrolling interest holder	(3,125)	(2,600)
Treasury stock purchases	(936)	(2,157)
Net cash used in financing activities	(34,296)	(11,007)

Effects of exchange rates on cash	609	671

Net decrease in cash and cash equivalents	(10,596)	(5,497)
Cash and cash equivalents, beginning of the period	31,040	25,144
Cash and cash equivalents, end of the period	$20,444	$19,647

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

1.      BASIS OF PRESENTATION

The information included in the Condensed Consolidated Financial Statements is unaudited but includes all normal and recurring adjustments which, in the opinion of management, are necessary for a fair presentation of the interim periods presented. Certain information and footnote disclosures, including critical and significant accounting policies normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted for this quarterly presentation. These Condensed Consolidated Financial Statements should be read in conjunction with the financial statements that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

During the three months ended March 31, 2024, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, industry consolidation, rising interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three months ended March 31, 2024, net provisions of $476 were recorded. During the three months ended March 31, 2023, net recoveries of $154 were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2023	$60	$1,838	$57	$1,955
Current period provision for expected credit losses	—	514	—	514
Write-offs charged against the allowance		—	—	—
Recoveries of amounts previously reserved	—	(38)	—	(38)
Impacts of foreign currency exchange rates and other	—	(1)	(1)	(2)
Allowance for doubtful accounts, March 31, 2024	$60	$2,313	$56	$2,429

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

The Company initially accounted for the noncontrolling interest at its acquisition date fair value. We determined that neither the Call Option nor the Put Option meet the definition of a derivative as the Operating Agreement does not allow for contractual net settlement, the options cannot be settled outside the Operating Agreement through a market mechanism, and the underlying shares are deemed illiquid as they are not publicly traded and thus not considered readily convertible to cash. Additionally, the settlement price for both options is based upon a predefined calculation tied to adjusted earnings rather than a fixed price, and the formula is based upon a multiple of Arcadia Products’ average adjusted earnings over a three-year period, subject to a floor value as defined in the Operating Agreement which is based primarily upon a contractually stated equity value. As such, we have concluded that the Call Option and Put Option are embedded within the noncontrolling interest and therefore do not represent freestanding instruments.

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of March 31, 2024 and December 31, 2023, the redeemable noncontrolling interest was $187,080 and $187,760, respectively. The March 31, 2024 redeemable noncontrolling interest value is equal to the floor value per the Operating Agreement.

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

See additional revenue recognition policy disclosures specific to each of our business segments within our Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

	Three months ended March 31,
	2024	2023
Net income attributable to DMC Global Inc. stockholders, as reported	$2,563	$909
Adjustment of redeemable noncontrolling interest	(2,307)	(1,138)
Less: Undistributed net income available to participating securities	(5)	—
Numerator for basic net income (loss) per share:	251	(229)
Add: Undistributed net income allocated to participating securities	5	—
Less: Undistributed net income reallocated to participating securities	(5)	—
Numerator for diluted net income (loss) per share:	$251	$(229)
Denominator:
Weighted average shares outstanding for basic net income (loss) per share	19,610,644	19,462,636
Effect of dilutive securities (1)	11,811	—
Weighted average shares outstanding for diluted net income (loss) per share	19,622,455	19,462,636
Net income (loss) per share attributable to DMC Global Inc. stockholders
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

(1) For the three months ended March 31, 2024, 10,052 shares have been excluded as their effect would have been anti-dilutive. Given we were in a net loss position after the adjustment of redeemable noncontrolling interest for the three months ended March 31, 2023, all potentially dilutive shares were anti-dilutive and were therefore excluded from the determination of diluted EPS.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of March 31, 2024.

	Balance Sheet location	March 31, 2024	December 31, 2023
Deferred compensation assets	Prepaid expenses and other	$1,392	$1,428
Deferred compensation assets	Other assets	7,391	8,449
Deferred compensation obligations	Other current liabilities	1,392	1,428
Deferred compensation obligations	Other long-term liabilities	10,970	12,078

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

The carrying value of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate their fair value. The carrying value of our revolving loans and term loan under our credit facility, when outstanding, also approximate their fair value because of the variable interest rate associated with these instruments, which reset each month at market interest rates. All of these account balances are considered Level 1 assets and liabilities.

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $1,915 as of March 31, 2024 and $3,257 as of December 31, 2023 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of March 31, 2024 or December 31, 2023.

Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2023-07 (“ASU 2023-07”), Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which amends reportable segment disclosure requirements to enhance disclosure of significant segment information on an annual and interim basis. The guidance is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. ASU 2023-07 is to be applied retrospectively, and we are currently evaluating the impact on our financial statements and disclosures.

In December 2023, the FASB issued Accounting Standards Update 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures, which amends income tax disclosure requirements for the effective tax rate reconciliation to include incremental income tax information and expanded disclosures of income taxes paid. The guidance is effective for fiscal years beginning after December 15, 2024 and is applied prospectively. Early adoption and retrospective application of the amendments are permitted. We are currently evaluating the impact of ASU 2023-09 on our financial statements and disclosures.

We have considered all other recent accounting pronouncements issued, but not yet effective, and we do not expect any to have a material effect on the Company’s Condensed Consolidated Financial Statements.

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

Inventories consisted of the following at March 31, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,493	$24,893	$8,115	$42,501
Work-in-process	8,955	21,822	12,701	43,478
Finished goods	56,786	28,271	759	85,816
Supplies	—	—	318	318
Total inventories	$75,234	$74,986	$21,893	$172,113

Inventories consisted of the following at December 31, 2023:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,257	$26,107	$7,089	$42,453
Work-in-process	7,565	23,196	12,509	43,270
Finished goods	56,463	23,644	633	80,740
Supplies	—	—	249	249
Total inventories	$73,285	$72,947	$20,480	$166,712

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following at March 31, 2024:

	Gross	Accumulated Amortization	Net
Core technology	$276	$(268)	$8
Customer relationships	211,113	(39,819)	171,294
Trademarks / Trade names	22,000	(3,336)	18,664
Total intangible assets	$233,389	$(43,423)	$189,966

Our purchased intangible assets consisted of the following at December 31, 2023:

	Gross	Accumulated Amortization	Net
Core technology	$283	$(269)	$14
Customer backlog	22,000	(22,000)	—
Customer relationships	211,128	(34,913)	176,215
Trademarks / Trade names	22,000	(2,969)	19,031
Total intangible assets	$255,411	$(60,151)	$195,260

The change in the gross value of our unamortized purchased intangible assets at March 31, 2024 from December 31, 2023 was due to foreign currency translation.

5.      CONTRACT LIABILITIES

At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	March 31, 2024	December 31, 2023
Arcadia Products	$12,527	$13,815
NobelClad	5,420	6,662
DynaEnergetics	1,230	1,144
Total contract liabilities	$19,177	$21,621

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	March 31, 2024	December 31, 2023
ROU asset	$43,656	$45,409

Current lease liability	7,845	7,652
Long-term lease liability	37,916	39,744
Total lease liability	$45,761	$47,396

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

Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and former president of Arcadia Products. There were eight such leases in effect as of March 31, 2024, with expiration dates ranging from calendar years 2025 to 2031. As of March 31, 2024, the total ROU asset and related lease liability recognized for these leases was $24,515 and $25,432, respectively.

For the three months ended March 31, 2024 and 2023, operating lease expense was $3,348 and $3,040, respectively. Related party lease expense for the three months ended March 31, 2024 and 2023 was $1,156 in each period and is included in total operating lease expense. Short term and variable lease costs were not significant for any period presented.

7.      DEBT

Outstanding borrowings consisted of the following at:

	March 31, 2024	December 31, 2023
Syndicated credit agreement:
U.S. Dollar revolving loan	$40,000	$—
Term loan	50,000	117,500
Commerzbank line of credit	—	—
Outstanding borrowings	90,000	117,500
Less: debt issuance costs	(1,991)	(1,649)
Total debt	88,009	115,851
Less: current portion of long-term debt	(2,500)	(15,000)
Long-term debt	$85,509	$100,851

Syndicated Credit Agreement

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026. The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of March 31, 2024 and December 31, 2023, bank guarantees of $443, respectively, were secured.

Borrowings under the $200,000 revolving loan limit and $50,000 Term Loan can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 2.25% to 3.25%). Base Rate loans bear interest at the defined Base Rate plus an applicable margin (varying from 1.25% to 2.25%).

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0.

As of March 31, 2024, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of March 31, 2024 and December 31, 2023, we had no outstanding borrowings under this line of credit and bank guarantees of €1,619 and €1,696, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.

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

Arcadia Products is treated as a partnership for U.S. tax purposes. With the exception of certain state taxes, income or loss flows through to the shareholders and is taxed at the shareholder level. Tax impacts related to income or loss from Arcadia Products that are included in consolidated pretax results but are attributable to the redeemable noncontrolling interest holder are not included in the consolidated income tax provision.

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three months ended March 31, 2024 and 2023, we did not record any adjustments to previously established valuation allowances, except for corresponding adjustments related to changes in deferred tax asset balances. These adjustments had no impact on the Condensed Consolidated Statements of Operations. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

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

In March 2024, we were notified of a forthcoming tax audit in Germany of our NobelClad subsidiary for the years 2019 through 2021. Our tax provisions reflect our best estimate of state, local, federal, and foreign taxes. While the audit is not unexpected, the outcome cannot be predicted with certainty. If any issues addressed in the Company’s tax audit are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provisions for income taxes in the period such resolution occurs.

9.      BUSINESS SEGMENTS

Our business is organized into three segments: Arcadia Products, DynaEnergetics and NobelClad. In December 2021, DMC acquired a 60% controlling interest in Arcadia Products. Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia supplies customized windows and doors for the ultra-high-end residential construction market. DynaEnergetics designs, manufactures, markets, and sells perforating systems and associated hardware for the global oil and gas industry. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment.

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

Segment information is as follows:

	Three months ended March 31,
	2024	2023
Net sales:
Arcadia Products	$61,925	$80,338
DynaEnergetics	78,122	81,968
NobelClad	26,822	22,035
Net sales	$166,869	$184,341

	Three months ended March 31,
	2024	2023
Income (loss) before income taxes:
Arcadia Products	$(588)	$3,133
DynaEnergetics	8,842	13,168
NobelClad	5,100	2,621
Segment operating income	13,354	18,922

Unallocated corporate expenses	(5,531)	(7,254)
Unallocated stock-based compensation*	(1,135)	(4,448)
Other expense, net	(409)	(200)
Interest expense, net	(2,317)	(2,381)
Income before income taxes	$3,962	$4,639

	Three months ended March 31,
	2024	2023
Depreciation and amortization:
Arcadia Products	$6,152	$6,469
DynaEnergetics	1,697	1,787
NobelClad	780	740
Segment depreciation and amortization	8,629	8,996
Corporate and other	82	71
Consolidated depreciation and amortization	$8,711	$9,067

* Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

The disaggregation of revenue earned from contracts with customers is based on the geographic location of the customer. For Arcadia Products, net sales have been presented consistent with United States regional definitions as provided by the American Institute of Architects. For DynaEnergetics and NobelClad, all net sales are from products shipped from our manufacturing facilities and distribution centers located in the United States, Germany, and Canada.

Arcadia Products

	Three months ended March 31,
	2024	2023
West	$50,765	$62,282
South	5,614	8,553
Northeast	2,817	6,853
Midwest	2,729	2,650
Total Arcadia Products	$61,925	$80,338

DynaEnergetics

	Three months ended March 31,
	2024	2023
United States	$60,069	$64,649
Canada	6,431	7,040
India	2,942	623
Oman	2,069	1,747
Ukraine	1,237	—
Kuwait	1,076	1,357
Rest of the world(1)	4,298	6,552
Total DynaEnergetics	$78,122	$81,968

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total DynaEnergetics revenue for the periods presented.

NobelClad

	Three months ended March 31,
	2024	2023
United States	$12,360	$9,119
Canada	5,435	1,855
China	1,230	2,206
Germany	1,035	1,271
Netherlands	871	353
France	864	558
South Africa	794	430
Bahrain	656	205
Italy	601	671
United Arab Emirates	556	1,860
Sweden	386	497
Belgium	113	466
Rest of the world (1)	1,921	2,544
Total NobelClad	$26,822	$22,035

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total NobelClad revenue for the periods presented.

During the three months ended March 31, 2024 and 2023, one DynaEnergetics customer accounted for approximately 23% and 10%, respectively, of consolidated net sales. The same DynaEnergetics customer accounted for approximately 31% and 32% of consolidated accounts receivable as of March 31, 2024 and December 31, 2023, respectively.

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

As of March 31, 2024 and December 31, 2023, the net notional amounts of the forward contracts the Company held were $33,179 and $32,310, respectively. At March 31, 2024 and December 31, 2023, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net (losses) gains from hedging activities for the periods presented. These hedging net (losses) gains offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended March 31,
Derivative	Statements of Operations Location	2024	2023
Foreign currency contracts	Other expense, net	$(855)	$171

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

Legal Proceedings

In the ordinary course of its business, the Company is involved in a number of lawsuits and claims, both actual and potential. In addition to the matters discussed below, various other lawsuits, claims, and proceedings have been or may be instituted or asserted against the Company, including those pertaining to environmental, safety and health, commercial, tax, product liability, intellectual property infringement and employment matters, and other actions and claims arising out of the normal course of business. Although it is difficult to accurately predict the outcome of any such proceedings, based on facts currently available, management believes that the disposition of these other matters that are pending or asserted will not have a material adverse effect, individually or in the aggregate, on the financial position of the Company.

Wage and Hour Matters

Felipe v. Arcadia, Inc. and One Stop Employment Services, Inc. (“One Stop”). This complaint was filed on October 22, 2021 in Los Angeles Superior Court and purported to allege a class action on behalf of all non-exempt California employees who worked on behalf of One Stop or Arcadia Products at any time during the four years preceding the date of the complaint. One Stop is a staffing agency which provides temporary workers, including to Arcadia Products. The complaint stated claims under California’s labor laws and under its general Unfair Business Practices Act, California Business & Professions Code section 17200. The plaintiff subsequently dismissed the class action claims without prejudice, acknowledging that Arcadia Products’ arbitration agreement likely bars such class claims. The plaintiff also filed a separate action under California’s Private Attorneys General Act (“PAGA”) alleging essentially the same wage and hour violations. This action included other Arcadia Products employees. The California Supreme Court ruled that the representative PAGA claims are not barred by the arbitration agreement. The plaintiff also commenced arbitration on individual claims. This action was settled in April 2024 as described below.

Mayorga v. Arcadia, Inc. This complaint was filed on November 15, 2021 in Los Angeles Superior Court. It purported to allege a class action on behalf of all of the Company’s non-exempt California employees who worked at the Company within four years before the date the complaint was filed. It asserted claims substantially similar to those asserted in the Felipe case but does not include One Stop as a defendant. The plaintiff amended his complaint to delete class action claims and any individual non-PAGA claims. Accordingly, plaintiff’s complaint is limited to PAGA collective action claims. The plaintiff, however, commenced arbitration on a solely individual basis of his wage and hour claims. The arbitral body appointed an arbitrator to adjudicate those claims. However, the parties agreed to postpone any hearing pending the completion of the settlement described below.

The parties reached a settlement of both above actions. Under the settlement, Arcadia Products has agreed to pay $375 of a total $600 settlement amount to resolve its portion of all PAGA claims in both the Mayorga and Felipe actions. The settlement includes the individual claims of each plaintiff. The settlement was subject to court approval, which was received on April 26, 2024.

Arcadia Products previously reserved $375 which represents its current estimate of loss to resolve all PAGA claims. Under the Equity Purchase Agreement, the Company is indemnified for the liability recognized to date related to these matters. Therefore, an offsetting receivable was also recognized such that there was no impact to the Company’s Condensed Consolidated Statements of Operations related to these claims.

Environmental Matter

On February 21, 2024, Los Angeles Waterkeeper (Waterkeeper) sent Arcadia Products a 60-day Notice of Intent (NOI) to file a citizen suit related to alleged stormwater-related violations of the Clean Water Act at three Arcadia Products facilities located in Vernon, California. The alleged violations include exceedances of discharge-related requirements and limitations, certain alleged stormwater pollution prevention plan inadequacies, and certain monitoring and reporting violations. The Company has engaged an engineering and consulting firm to assist the Company in investigating the allegations and in responding to the NOI. The Company also has been in contact with the Los Angeles Regional Water Quality Control Board (LARWQCB) to address certain alleged reporting violations. The Company understands that reporting violations are subject to mandatory minimum penalties under the California Water Code. On April 26, 2024, Waterkeeper filed a complaint in the U.S. District Court for the Central District of California under the citizen suit provisions of the Clean Water Act but has not yet served the complaint on Arcadia. The Company cannot predict how the Waterkeeper allegations will be resolved or the extent of any penalties that the LARWQCB might seek to impose.

12. STRATEGIC REVIEW EXPENSES

During the first quarter of 2024, the Company announced that its board of directors (“the Board”) had initiated a review of strategic alternatives for the DynaEnergetics and NobelClad segments. In conjunction with the Board’s consideration of various strategic, business, and financial alternatives, the Company has, and will continue to incur, significant expenses. During the three months ended March 31, 2024, strategic review expenses incurred were $2,169 and primarily included $1,138 in diligence related professional service fees and $489 in employee retention compensation, including $72 of stock-based compensation.

ITEM 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our historical Consolidated Financial Statements and notes that are included in our Annual Report filed on Form 10-K for the year ended December 31, 2023.

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

Arcadia Products

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia Products supplies customized windows and doors to the ultra-high-end residential construction market.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and the timing of new order inflow remains difficult to predict. We use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. NobelClad's backlog was $52,380 at March 31, 2024 compared to $59,357 at December 31, 2023.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $166,869 in the first quarter of 2024 versus $184,341 in the first quarter of 2023, a decrease of 9%. The decline in sales performance was driven by lower sales at Arcadia Products and DynaEnergetics.

•Arcadia Products reported sales of $61,925 in the first quarter of 2024, representing a decrease of 23% compared with the first quarter of 2023. The decrease was attributable to lower sales volumes attributable to a slowdown in our key short-cycle commercial and longer-cycle ultra-high-end residential markets combined with lower customer pricing in response to declines in base aluminum metal costs.

•DynaEnergetics’ sales of $78,122 in the first quarter of 2024 decreased 5% compared with the first quarter of 2023 primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

•NobelClad’s sales of $26,822 in the first quarter of 2024 increased 22% compared with the first quarter of 2023 reflecting continued healthy activity in core energy and petrochemical end markets.

•Consolidated gross profit was 25.4% in the first quarter of 2024 versus 28.3% in the first quarter of 2023. The decline was primarily attributable to margin declines at DynaEnergetics as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales.

•Consolidated selling, general and administrative (SG&A) expenses were $28,203 in the first quarter of 2024 compared with $39,324 in the first quarter of 2023. 2023 SG&A included nonrecurring CEO transition expenses and related accelerated stock-based compensation of $6,005, as well as patent infringement litigation costs at DynaEnergetics of $3,065. The remaining year-over-year decrease is primarily attributable to a reduction in internal leadership and sales meeting expense and outside service costs.

•Cash of $20,444 at March 31, 2024 decreased $23,215 from cash and marketable securities of $43,659 at December 31, 2023. The decrease was primarily attributable to debt repayments made associated with the Company’s credit agreement amendment executed in February 2024.

•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.0 to 1.0 as of March 31, 2024 in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt as of March 31, 2024, was 0.77 to 1.0.

Outlook

We expect Arcadia Products to be the primary driver of DMC’s future financial and operational growth, reflecting the division’s large addressable market and differentiated business model. Arcadia Products is capitalizing on new digital technologies and industrial engineering initiatives to strengthen operations and increase manufacturing capacity. Phase one of a new enterprise resource planning (ERP) system went live in the third quarter of 2023 and is enhancing operating efficiencies and the internal control environment. Additional aluminum painting capacity was added in the second half of 2023, and the business expects industrial engineering programs, coupled with external sourcing, to further expand painting and anodizing capacity in 2024. Key growth initiatives for 2024 include utilizing new painting capacity to increase sales, and ensuring each of Arcadia’s product offerings (commercial exteriors, commercial interiors, and ultra-high-end residential) are represented across all branch locations throughout the western and southwestern United States.

At DynaEnergetics, U.S. well completion activity in the first quarter declined by approximately 10% versus the fourth quarter, according to the U.S. Energy Information Administration. We believe North American well completion activity will remain soft during the second quarter of 2024 based on recent declines in the number of active drilling rigs and well fracking crews. DynaEnergetics introduced various premium products in 2023 and is in the process of implementing several operational excellence initiatives, including automated manufacturing and assembly processes, that collectively are expected to partially offset persistent pricing pressure in North America’s well completions sector.

NobelClad is experiencing strong demand for its Cylindra™ cryogenic transition joints for use in the processing of LNG; and recent enhancements to the Cylindra production process have reduced manufacturing lead times. NobelClad currently is pursuing large order opportunities in the petrochemical industry, which we believe could be awarded later in 2024. NobelClad’s order backlog was $52,380 as of March 31, 2024, down from $59,357 as of December 31, 2023. NobelClad expects to ship most orders in its backlog within twelve months.

On January 29, 2024, DMC announced its Board of Directors had initiated a review of strategic alternatives for its DynaEnergetics and NobelClad businesses. The process formalizes DMC’s ongoing efforts to consider opportunities that unlock shareholder value. The Board has retained financial advisors to assist in evaluating the Company’s current strategy, operations, and capital structure. The Board will consider various strategic, business, and financial alternatives for both businesses. These could include, among other things, a sale, a merger, or other business combination of a portion of DMC’s business-unit assets, and/or a strategic investment. The Board has not set a timetable to complete the strategic review process, and there can be no assurance that the review process will result in any transactions.

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
•Adjusted EBITDA attributable to DMC Global Inc.: excludes the Adjusted EBITDA attributable to the 40% redeemable noncontrolling interest in Arcadia Products.
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

Management believes providing these additional financial measures is useful to investors in understanding the Company’s operating performance, excluding the effects of restructuring, impairment, and other nonrecurring charges, as well as its liquidity. Management typically monitors the business utilizing the above non-GAAP measures, in addition to GAAP results, to understand and compare operating results across accounting periods, and certain management incentive awards are based, in part, on these measures. The presence of non-GAAP financial measures in this report is not intended to suggest that such measures be considered in isolation or as a substitute for, or as superior to, DMC’s GAAP information, and investors are cautioned that the non-GAAP financial measures are limited in their usefulness. Given that not all companies use identical calculations, DMC’s presentation of non-GAAP financial measures may not be comparable to similarly titled measures of other companies.

Consolidated Results of Operations

Three months ended March 31, 2024 compared with three months ended March 31, 2023

	Three months ended March 31,
	2024	2023	$ change	% change
Net sales	$166,869	$184,341	$(17,472)	(9%)
Gross profit	42,352	52,211	(9,859)	(19%)
Gross profit percentage	25.4%	28.3%
COSTS AND EXPENSES:
General and administrative expenses	15,980	26,500	(10,520)	(40%)
% of net sales	9.6%	14.4%
Selling and distribution expenses	12,223	12,824	(601)	(5%)
% of net sales	7.3%	7.0%
Amortization of purchased intangible assets	5,292	5,667	(375)	(7%)
% of net sales	3.2%	3.1%
Strategic review expenses	2,169	—	2,169	100%
Operating income	6,688	7,220	(532)	(7%)
Other expense, net	(409)	(200)	(209)	105%
Interest expense, net	(2,317)	(2,381)	64	(3%)
Income before income taxes	3,962	4,639	(677)	(15%)
Income tax provision	1,643	2,500	(857)	(34%)
Net income	2,319	2,139	180	8%
Less: Net (loss) income attributable to redeemable noncontrolling interest	(244)	1,230	(1,474)	(120%)
Net income attributable to DMC Global Inc.	2,563	909	1,654	182%
Adjusted EBITDA attributable to DMC Global Inc.	$16,683	$20,091	$(3,408)	(17%)

Net sales were $166,869 for the three months ended March 31, 2024, or a decrease of 9% compared with the same period in 2023, due to lower sales at Arcadia Products and DynaEnergetics. The decrease at Arcadia Products was attributable to lower sales volumes attributable to a slowdown in our key short-cycle commercial and longer-cycle ultra-high-end residential markets combined with lower customer pricing in response to declines in base aluminum metal costs. DynaEnergetics’ lower sales were primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage was 25.4% versus 28.3% in the same period in 2023. The decline compared to prior year was primarily attributable to margin declines at DynaEnergetics as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales.

General and administrative expenses decreased $10,520 for the three months ended March 31, 2024 compared with the same period in prior year. 2023 included nonrecurring CEO transition expenses and related accelerated stock-based compensation of $6,005, and patent infringement litigation costs at DynaEnergetics of $3,065. The remaining year-over-year decrease is primarily attributable to a reduction in internal leadership and sales meeting expense of $1,068 and ERP implementation costs of $509.

Selling and distribution expenses decreased $601 for the three months ended March 31, 2024 compared with the same period in 2023. The year-over-year decrease was driven by a reduction in compensation costs of $1,045 and outside services costs of $241. These decreases were partially offset by an increase in bad debt expense of $631.

Amortization of purchased intangible assets decreased $375 for the three months ended March 31, 2024 compared to the same period in 2023 as the customer relationship purchased intangible is amortized using an accelerated amortization method.

Strategic review expenses of $2,169 for the three months ended March 31, 2024 relate to the initiation of a review of strategic alternatives for the DynaEnergetics and NobelClad business segments. In connection with this process, strategic review expenses incurred primarily included $1,138 in diligence related professional service fees and $489 in employee retention compensation, including $72 of stock-based compensation.

Operating income of $6,688 for the three months ended March 31, 2024 decreased compared to $7,220 in the same period in 2023. The reduction in operating income was the result of decreased financial performance at Arcadia Products and DynaEnergetics.

Other expense, net of $409 for the three months ended March 31, 2024 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Interest expense, net of $2,317 for the three months ended March 31, 2024 was consistent with the same period in 2023.

Income tax provision of $1,643 was recorded on income before income taxes of $3,962 for the three months ended March 31, 2024. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by the geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax provision of $2,500 on income before income taxes of $4,639 for the three months ended March 31, 2023. The prior year rate was impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. for the three months ended March 31, 2024 was $2,563, compared to $909 for the same period in 2023.

Adjusted EBITDA for the three months ended March 31, 2024 decreased compared with the same period in 2023 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2024	2023
Net income	$2,319	$2,139
Interest expense, net	2,317	2,381
Income tax provision	1,643	2,500
Depreciation	3,419	3,400
Amortization of purchased intangible assets	5,292	5,667
EBITDA	14,990	16,087
Stock-based compensation	1,477	5,027
Strategic review expenses	2,169	—
CEO transition expenses	—	2,965
Other expense, net	409	200
Adjusted EBITDA	19,045	24,279
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(2,362)	(4,188)
Adjusted EBITDA attributable to DMC Global Inc.	$16,683	$20,091

Adjusted Net Income and Adjusted Diluted Earnings per Share for the three months ended March 31, 2024 decreased compared with the same period in 2023 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended March 31, 2024
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$2,563	$0.13
Strategic review expenses, net of tax	1,604	0.08
As adjusted	$4,167	$0.21
(1) Calculated using diluted weighted average shares outstanding of 19,622,455
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

	Three months ended March 31, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$909	$0.05
CEO transition expenses and accelerated stock-based compensation, net of tax (3)	5,235	0.27
As adjusted	$6,144	$0.32
(1) Calculated using diluted weighted average shares outstanding of 19,462,636
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest
(3) Includes CEO transition expenses of $2,965 and accelerated stock-based compensation of $3,040 related to the vesting of the former CEO’s outstanding equity awards, net of tax.

Business Segment Financial Information

We primarily evaluate performance and allocate resources based on segment revenues, operating income and Adjusted EBITDA as well as projected future performance. Segment operating income is defined as revenues less expenses identifiable to the segment. DMC consolidated operating income and Adjusted EBITDA include unallocated corporate expenses and unallocated stock-based compensation expense. Stock-based compensation is not allocated to wholly owned segments, DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder. Segment operating income will reconcile to consolidated income before income taxes by deducting unallocated corporate expenses, unallocated stock-based compensation, other (expense) income, net, and interest expense, net.

Arcadia Products

Three months ended March 31, 2024 compared with three months ended March 31, 2023

	Three months ended March 31,
	2024	2023	$ change	% change
Net sales	$61,925	$80,338	$(18,413)	(23%)
Gross profit	16,813	22,094	(5,281)	(24%)
Gross profit percentage	27.2%	27.5%
COSTS AND EXPENSES:
General and administrative expenses	7,656	7,857	(201)	(3%)
Selling and distribution expenses	4,468	5,452	(984)	(18%)
Amortization of purchased intangible assets	5,277	5,652	(375)	(7%)
Operating (loss) income	(588)	3,133	(3,721)	(119%)
Adjusted EBITDA	5,906	10,470	(4,564)	(44%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(2,362)	(4,188)	(1,826)	(44%)
Adjusted EBITDA attributable to DMC Global Inc.	$3,544	$6,282	(2,738)	(44%)

Net sales decreased $18,413 for the three months ended March 31, 2024 compared to the same period in 2023 due to lower sales volumes attributable to a slowdown in our key short-cycle commercial and longer-cycle ultra-high-end residential markets combined with lower customer pricing in response to declines in base aluminum metal costs.

General and administrative expenses decreased $201 for three months ended March 31, 2024 compared to the same period in 2023 due primarily to lower ERP system implementation costs.

Selling and distribution expenses decreased $984 for three months ended March 31, 2024 compared to the same period in 2023 due primarily to lower compensation costs.

Amortization of purchased intangible assets decreased $375 for the three months ended March 31, 2024 compared to the same period in 2023 as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Operating income decreased $3,721 for the three months ended March 31, 2024 compared to the same period in 2023 primarily due to the decrease in gross profit.

Adjusted EBITDA decreased for the three months ended March 31, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2024	2023
Operating (loss) income	$(588)	$3,133
Adjustments:
Depreciation	875	817
Amortization of purchased intangible assets	5,277	5,652
Stock-based compensation	342	579
CEO transition expenses	—	289
Adjusted EBITDA	5,906	10,470
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(2,362)	(4,188)
Adjusted EBITDA attributable to DMC Global Inc.	$3,544	$6,282

DynaEnergetics

Three months ended March 31, 2024 compared with three months ended March 31, 2023

	Three months ended March 31,
	2024	2023	$ change	% change
Net sales	$78,122	$81,968	$(3,846)	(5%)
Gross profit	16,971	24,437	(7,466)	(31%)
Gross profit percentage	21.7%	29.8%
COSTS AND EXPENSES:
General and administrative expenses	2,891	6,197	(3,306)	(53%)
Selling and distribution expenses	5,223	5,057	166	3%
Amortization of purchased intangible assets	15	15	—	—%
Operating income	8,842	13,168	(4,326)	(33%)
Adjusted EBITDA	$10,539	$14,955	$(4,416)	(30%)

Net sales decreased $3,846 for the three months ended March 31, 2024 compared to the same period in 2023 due to a decrease in pricing of DS perforating systems as a result of customer consolidation in the United States.

Gross profit percentage decreased to 21.7% for the three months ended March 31, 2024 primarily due to lower customer pricing as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales.

General and administrative expenses were lower by $3,306 for the three months ended March 31, 2024 compared to the same period in 2023 driven by a decrease in patent infringement litigation costs of $2,864. The remaining decrease is attributable to a reduction in compensation costs of $592.

Selling and distribution expenses were higher by $166 for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to an increase in bad debt expense of $447, offset by a decrease in marketing consulting costs of $314.

Operating income decreased $4,326 for the three months ended March 31, 2024 compared to the same period in 2023 due to the decline in gross profit.

Adjusted EBITDA decreased for the three months ended March 31, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2024	2023
Operating income	$8,842	$13,168
Adjustments:
Depreciation	1,682	1,772
Amortization of purchased intangible assets	15	15
Adjusted EBITDA	$10,539	$14,955

NobelClad

Three months ended March 31, 2024 compared with three months ended March 31, 2023

	Three months ended March 31,
	2024	2023	$ change	% change
Net sales	$26,822	$22,035	$4,787	22%
Gross profit	8,644	5,783	2,861	49%
Gross profit percentage	32.2%	26.2%
COSTS AND EXPENSES:
General and administrative expenses	1,074	923	151	16%
Selling and distribution expenses	2,470	2,239	231	10%
Operating income	5,100	2,621	2,479	95%
Adjusted EBITDA	$5,880	$3,361	$2,519	75%

Net sales increased $4,787 for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to higher activity in core energy and petrochemical end markets, including increased pressure vessel plate shipments.

Gross profit percentage increased to 32.2% for the three months ended March 31, 2024 due to a more favorable project and regional mix, as well as the impact of higher sales on fixed manufacturing overhead expenses.

General and administrative expenses were higher by $151 for the three months ended March 31, 2024 compared to the same period in 2023 due to increases in compensation costs of $70 and legal costs of $66.

Selling and distribution expenses were higher by $231 for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to increases in outside services costs of $73, compensation costs of $67, and business travel of $35.

Operating income increased $2,479 for the three months ended March 31, 2024 compared to the same period in 2023 due primarily to an increase in gross profit.

Adjusted EBITDA increased for the three months ended March 31, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended March 31,
	2024	2023
Operating income	$5,100	$2,621
Adjustments:
Depreciation	780	740
Adjusted EBITDA	$5,880	$3,361

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $67,565 at March 31, 2024 compared to $72,192 at December 31, 2023. The decrease in net debt during the first quarter of 2024 was due primarily to a decrease in outstanding debt attributable to repayments made on the revolving loan subsequent to the credit agreement amendment executed in February 2024.

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

Debt facilities

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026. The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries.

Borrowings under the $200,000 revolving loan limit and $50,000 Term Loan can be in the form of Adjusted Daily Simple Secured Overnight Financing Rate ("SOFR") loans or one month Adjusted Term SOFR loans. Additionally, U.S. dollar borrowings on the revolving loan can be in the form of Base Rate loans (Base Rate borrowings are based on the greater of the administrative agent’s Prime rate, an adjusted Federal Funds rate or an adjusted SOFR rate). SOFR loans bear interest at the applicable SOFR rate plus an applicable margin (varying from 2.25% to 3.25%). Base Rate loans bear interest at the defined Base Rate plus an applicable margin (varying from 1.25% to 2.25%).

The credit facility includes various covenants and restrictions, certain of which relate to the payment of dividends or other distributions to stockholders; redemption of capital stock; incurring additional indebtedness; mortgaging, pledging or disposition of major assets; and maintenance of specified ratios.

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0. The actual leverage ratio as of March 31, 2024, calculated in accordance with the amended credit facility, was 1.00 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended March 31, 2024 was 3.43 to 1.0.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 on which no amounts were outstanding as of March 31, 2024.

Redeemable noncontrolling interest

The Operating Agreement for Arcadia Products contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after the third anniversary of the acquisition closing date (“Call Option”). Similarly, the minority interest holder of Arcadia Products has the right to sell its remaining interest in Arcadia Products to the Company on or after the third anniversary of the acquisition closing date (“Put Option”). Both the Call Option and Put Option enable the respective holder to exercise their rights based upon a predefined calculation as included within the Operating Agreement, subject to a floor value also as defined within the Operating Agreement which is based primarily upon a contractually stated equity value.

As of March 31, 2024, the settlement amount of the redeemable noncontrolling interest is $187,080 and is equal to the floor value as defined within the Operating Agreement. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder. Refer to Note 2 within Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding.

Other contractual obligations and commitments

Our debt balance, net of deferred debt issuance costs, decreased to $88,009 at March 31, 2024 from $115,851 at December 31, 2023 for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2023.

Cash flows provided by operating activities

Net cash provided by operating activities was $13,440 for the three months ended March 31, 2024 compared to $7,065 in the same period last year as working capital impacts on operating cash flows improved in 2024 as compared to 2023.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities for the three months ended March 31, 2024 of $9,651 was attributable to proceeds from the sales and maturities of marketable securities of $12,619, partially offset by the acquisition of property, plant and equipment of $2,968. Net cash used in investing activities for the three months ended March 31, 2023 of $2,226 related to the acquisition of property, plant and equipment.

Cash flows used in financing activities

Net cash flows used in financing activities for the three months ended March 31, 2024 of $34,296 included net credit facility repayments of $27,500. Additional cash flows used in financing activities included distributions to the redeemable noncontrolling interest holder of $3,125, payment of debt issuance costs of $2,735 and treasury stock purchases of $936.

Net cash flows used in financing activities for the three months ended March 31, 2023 of $11,007 primarily included a quarterly principal payment and prepayment on our term loan of $6,250, distributions to the redeemable noncontrolling interest holder of $2,600, and treasury stock purchases of $2,157.

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

Critical Accounting Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimates, judgments and assumptions that affect the amounts reported for revenues, expenses, asset, liabilities, and other related disclosures. Our critical accounting estimates have not changed from those reported in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 11 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the first quarter of 2024, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
January 1 to January 31, 2024	20,782	$17.00
February 1 to February 29, 2024	5,010	$17.42
March 1 to March 31, 2024	28,732	$17.24
Total	54,524	$17.17

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2) As of March 31, 2024, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (718,111) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (80,901) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended March 31, 2024, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

10.1 Retention Agreement dated February 16, 2024, by and between the Company and Ian Grieves.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	May 2, 2024	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	May 2, 2024	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)