Form 10-Q
period 2024-06-30
DMC Global Inc.
filed 2024-08-01
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
(Address of principal executive offices, including zip code)

(303) 665-5700
(Registrant’s telephone number, including area code)

Title of each class	Trading Symbol	Name of exchange on which registered
Common Stock, $0.05 Par Value	BOOM	The Nasdaq Global Select Market
Stock Purchase Rights		The Nasdaq Global Select Market

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

The number of shares of Common Stock outstanding was 20,038,774 as of July 30, 2024.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding expected benefits from enhancements to our systems and processes at Arcadia Products, North American well completion activity in the third quarter of 2024, anticipated profit margin improvements resulting from changes in manufacturing processes and the introduction of new products in DynaEnergetics, continued demand and realization of large order opportunities at NobelClad, our backlog at NobelClad, the result and timing of the strategic review process for our businesses, our ability to access capital markets transactions in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2023 and other potential factors, including: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of June 30, 2024 (unaudited) and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and six months ended June 30, 2024 and 2023 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3	Quantitative and Qualitative Disclosure about Market Risk	38

Item 4	Controls and Procedures	38

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	39

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3	Defaults Upon Senior Securities	40

Item 4	Mine Safety Disclosures	40

Item 5	Other Information	40

Item 6	Exhibits	41

	Signatures	42

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,567	$31,040
Marketable securities	—	12,619
Accounts receivable, net of allowance for doubtful accounts of $2,988 and $1,955, respectively	118,247	106,205
Inventories	174,791	166,712
Prepaid expenses and other	13,270	10,236
Total current assets	320,875	326,812
Property, plant and equipment	228,526	223,683
Less - accumulated depreciation	(100,337)	(94,416)
Property, plant and equipment, net	128,189	129,267
Goodwill	141,725	141,725
Purchased intangible assets, net	184,658	195,260
Deferred tax assets	8,009	6,738
Other assets	86,029	84,693
Total assets	$869,485	$884,495

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,594	$40,202
Accrued expenses	11,316	10,830
Accrued income taxes	13,917	12,810
Accrued employee compensation and benefits	10,612	16,918
Contract liabilities	16,401	21,621
Current portion of long-term debt	2,500	15,000
Other current liabilities	9,338	9,080
Total current liabilities	126,678	126,461
Long-term debt	81,612	100,851
Deferred tax liabilities	1,935	1,956
Other long-term liabilities	56,191	57,172
Total liabilities	266,416	286,440
Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	187,080	187,760
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,789,647 and 20,467,495 shares issued, respectively	1,040	1,023
Additional paid-in capital	317,030	313,833
Retained earnings	151,665	146,604
Other cumulative comprehensive loss	(28,054)	(26,426)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 748,266 and 689,700 shares, respectively	(25,692)	(24,739)
Total stockholders’ equity	415,989	410,295
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$869,485	$884,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales	$171,179	$188,664	$338,048	$373,005
Cost of products sold	124,766	126,774	249,283	258,904
Gross profit	46,413	61,890	88,765	114,101
Costs and expenses:
General and administrative expenses	15,623	17,526	31,603	44,026
Selling and distribution expenses	11,499	11,700	23,722	24,524
Amortization of purchased intangible assets	5,307	5,667	10,599	11,334
Strategic review expenses	2,020	—	4,189	—
Restructuring expenses	279	—	279	—
Total costs and expenses	34,728	34,893	70,392	79,884
Operating income	11,685	26,997	18,373	34,217
Other expense:
Other expense, net	(284)	(439)	(693)	(639)
Interest expense, net	(2,316)	(2,432)	(4,633)	(4,813)
Income before income taxes	9,085	24,126	13,047	28,765
Income tax provision	2,792	6,600	4,435	9,100
Net income	$6,293	$17,526	$8,612	$19,665
Less: Net income attributable to redeemable noncontrolling interest	2,281	3,823	2,037	5,053
Net income attributable to DMC Global Inc. stockholders	$4,012	$13,703	$6,575	$14,612

Net income per share attributable to DMC Global Inc. stockholders:
Basic	$0.24	$0.70	$0.25	$0.69
Diluted	$0.24	$0.70	$0.25	$0.69
Weighted average shares outstanding:
Basic	19,659,908	19,497,871	19,635,716	19,477,576
Diluted	19,671,169	19,504,963	19,647,005	19,485,863

Reconciliation to net income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income attributable to DMC Global Inc. stockholders	$4,012	$13,703	$6,575	$14,612
Adjustment of redeemable noncontrolling interest	793	112	(1,514)	(1,026)
Net income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$4,805	$13,815	$5,061	$13,586

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income	$6,293	$17,526	$8,612	$19,665

Change in cumulative foreign currency translation adjustment	(515)	446	(1,628)	1,215
Other comprehensive income	$5,778	$17,972	$6,984	$20,880

Less: comprehensive income attributable to redeemable noncontrolling interest	2,281	3,823	2,037	5,053

Comprehensive income attributable to DMC Global Inc. stockholders	$3,497	$14,149	$4,947	$15,827

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2023	20,467,495	$1,023	$313,833	$146,604	$(26,426)	(689,700)	$(24,739)	$410,295	$187,760
Net income (loss)	—	—	—	2,563	—	—	—	2,563	(244)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,113)	—	—	(1,113)	—
Shares issued in connection with stock compensation plans	236,509	12	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	1,412	—	—	—	—	1,412	137
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,880)
Adjustment of redeemable noncontrolling interest	—	—	—	(2,307)	—	—	—	(2,307)	2,307
Treasury stock activity	—	—	—	—	—	(32,030)	(936)	(936)	—
Balances, March 31, 2024	20,704,004	$1,035	$315,233	$146,860	$(27,539)	(721,730)	$(25,675)	$409,914	$187,080
Net income	—	—	—	4,012	—	—	—	4,012	2,281
Change in cumulative foreign currency translation adjustment	—	—	—	—	(515)	—	—	(515)	—
Shares issued in connection with stock compensation plans	85,643	5	127	—	—	—	—	132	—
Stock-based compensation	—	—	1,670	—	—	—	—	1,670	112
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,600)
Adjustment of redeemable noncontrolling interest	—	—	—	793	—	—	—	793	(793)
Treasury stock activity	—	—	—	—	—	(26,536)	(17)	(17)	—
Balances, June 30, 2024	20,789,647	$1,040	$317,030	$151,665	$(28,054)	(748,266)	$(25,692)	$415,989	$187,080

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Six months ended June 30,
	2024	2023
Cash flows provided by operating activities:
Net income	$8,612	$19,665
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,850	6,834
Amortization of purchased intangible assets	10,599	11,334
Amortization of deferred debt issuance costs	407	271
Stock-based compensation	3,331	6,726
Deferred income taxes	(1,292)	660
Other	(788)	(433)
Change in:
Accounts receivable, net	(12,867)	(17,313)
Inventories	(8,835)	(33,954)
Prepaid expenses and other	2,677	6,051
Accounts payable	22,070	10,015
Contract liabilities	(5,135)	723
Accrued expenses and other liabilities	(9,846)	7,965
Net cash provided by operating activities	15,783	18,544

Cash flows provided by (used in) investing activities:
Investment in marketable securities	—	(2,414)
Proceeds from maturities of marketable securities	3,000	—
Proceeds from sales of marketable securities	9,619	—
Acquisition of property, plant and equipment	(5,515)	(5,122)
Proceeds on sale of property, plant and equipment	100	—
Net cash provided by (used in) investing activities	7,204	(7,536)

Cash flows used in financing activities:
Repayments on term loan	(118,125)	(10,000)
Borrowings on term loan	50,000	—
Borrowings on revolving loans	77,150	—
Repayments on revolving loans	(40,525)	—
Payment of debt issuance costs	(2,735)	—
Distributions to redeemable noncontrolling interest holder	(4,672)	(6,311)
Net proceeds from issuance of common stock to employees and directors	132	212
Treasury stock purchases	(952)	(2,171)
Net cash used in financing activities	(39,727)	(18,270)

Effects of exchange rates on cash	267	842

Net decrease in cash and cash equivalents	(16,473)	(6,420)
Cash and cash equivalents, beginning of the period	31,040	25,144
Cash and cash equivalents, end of the period	$14,567	$18,724

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

During the three and six months ended June 30, 2024, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, industry consolidation, rising interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three and six months ended June 30, 2024, net provisions of $560 and $1,036, respectively, were recorded. During the three and six months ended June 30, 2023, net recoveries of $23 and $177, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2023	$60	$1,838	$57	$1,955
Current period provision for expected credit losses	—	1,074	—	1,074
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously reserved	—	(38)	—	(38)
Impacts of foreign currency exchange rates and other	—	(2)	(1)	(3)
Allowance for doubtful accounts, June 30, 2024	$60	$2,872	$56	$2,988

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of June 30, 2024 and December 31, 2023, the redeemable noncontrolling interest was $187,080 and $187,760, respectively. The June 30, 2024 redeemable noncontrolling interest value is equal to the floor value per the Operating Agreement.

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

Our rights to payments for goods transferred to customers within our DynaEnergetics and NobelClad business segments arise when control is transferred at a point in time and not on any other criteria. Our rights to payments for goods transferred to customers within our Arcadia Products business segment also predominantly arise when control is transferred at a point in time; however, at times, control of certain customized, project-based products passes to the customer over time. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days across all of our segments. In instances when we require customers to make advanced payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 10 "Business Segments" for disaggregated revenue disclosures.

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

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net income attributable to DMC Global Inc. stockholders, as reported	$4,012	$13,703	$6,575	$14,612
Adjustment of redeemable noncontrolling interest	793	112	(1,514)	(1,026)
Less: Undistributed net income available to participating securities	(100)	(229)	(105)	(225)
Numerator for basic net income per share:	4,705	13,586	4,956	13,361
Add: Undistributed net income allocated to participating securities	100	229	105	225
Less: Undistributed net income reallocated to participating securities	(100)	(228)	(105)	(225)
Numerator for diluted net income per share:	$4,705	$13,587	$4,956	$13,361
Denominator:
Weighted average shares outstanding for basic net income per share	19,659,908	19,497,871	19,635,716	19,477,576
Effect of dilutive securities (1)	11,261	7,092	11,289	8,287
Weighted average shares outstanding for diluted net income per share	19,671,169	19,504,963	19,647,005	19,485,863
Net income per share attributable to DMC Global Inc. stockholders
Basic	$0.24	$0.70	$0.25	$0.69
Diluted	$0.24	$0.70	$0.25	$0.69

(1) For the three and six months ended June 30, 2024, 13,539 and 10,843 shares, respectively, have been excluded as their effect would have been anti-dilutive. For the three and six months ended June 30, 2023, 18,337 and 12,883 shares, respectively, have been excluded as their effect would have been anti-dilutive.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of June 30, 2024.

	Balance Sheet location	June 30, 2024	December 31, 2023
Deferred compensation assets	Prepaid expenses and other	$1,408	$1,428
Deferred compensation assets	Other assets	7,486	8,449
Deferred compensation obligations	Other current liabilities	1,408	1,428
Deferred compensation obligations	Other long-term liabilities	11,143	12,078

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $1,930 as of June 30, 2024 and $3,257 as of December 31, 2023 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of June 30, 2024 or December 31, 2023.

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

Inventories consisted of the following at June 30, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,052	$31,356	$8,100	$48,508
Work-in-process	6,111	22,679	14,235	43,025
Finished goods	55,392	27,552	19	82,963
Supplies	—	—	295	295
Total inventories	$70,555	$81,587	$22,649	$174,791

Inventories consisted of the following at December 31, 2023:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,257	$26,107	$7,089	$42,453
Work-in-process	7,565	23,196	12,509	43,270
Finished goods	56,463	23,644	633	80,740
Supplies	—	—	249	249
Total inventories	$73,285	$72,947	$20,480	$166,712

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following at June 30, 2024:

	Gross	Accumulated Amortization	Net
Core technology	$273	$(273)	$—
Customer relationships	211,105	(44,743)	166,362
Trademarks / Trade names	22,000	(3,704)	18,296
Total intangible assets	$233,378	$(48,720)	$184,658

Our purchased intangible assets consisted of the following at December 31, 2023:

	Gross	Accumulated Amortization	Net
Core technology	$283	$(269)	$14
Customer backlog	22,000	(22,000)	—
Customer relationships	211,128	(34,913)	176,215
Trademarks / Trade names	22,000	(2,969)	19,031
Total intangible assets	$255,411	$(60,151)	$195,260

The change in the gross value of our unamortized purchased intangible assets at June 30, 2024 from December 31, 2023 was due to foreign currency translation.

5.      CONTRACT LIABILITIES

At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	June 30, 2024	December 31, 2023
Arcadia Products	$9,863	$13,815
NobelClad	5,078	6,662
DynaEnergetics	1,460	1,144
Total contract liabilities	$16,401	$21,621

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	June 30, 2024	December 31, 2023
ROU asset	$45,797	$45,409

Current lease liability	7,906	7,652
Long-term lease liability	40,170	39,744
Total lease liability	$48,076	$47,396

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

Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder and former president of Arcadia Products. There were eight such leases in effect as of June 30, 2024, with expiration dates ranging from calendar years 2025 to 2031. As of June 30, 2024, the total ROU asset and related lease liability recognized for these leases was $23,613 and $24,589, respectively.

For the three months ended June 30, 2024 and 2023, operating lease expense was $3,377 and $3,115, respectively. For the six months ended June 30, 2024 and 2023, operating lease expense was $6,725 and $6,155, respectively. Related party lease expense for the three and six months ended June 30, 2024 and 2023 was $1,156 and $2,312, respectively, in each period and is included in total operating lease expense. Short term and variable lease costs were not significant for any period presented.

7.      DEBT

Outstanding borrowings consisted of the following at:

	June 30, 2024	December 31, 2023
Syndicated credit agreement:
U.S. Dollar revolving loan	$36,625	$—
Term loan	49,375	117,500
Commerzbank line of credit	—	—
Outstanding borrowings	86,000	117,500
Less: debt issuance costs	(1,888)	(1,649)
Total debt	84,112	115,851
Less: current portion of long-term debt	(2,500)	(15,000)
Long-term debt	$81,612	$100,851

Syndicated Credit Agreement

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026. The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of June 30, 2024 and December 31, 2023, bank guarantees of $443, respectively, were secured.

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

As of June 30, 2024, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of June 30, 2024 and December 31, 2023, we had no outstanding borrowings under this line of credit and bank guarantees of €1,512 and €1,696, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.

8.     STOCKHOLDERS PROTECTION RIGHTS AGREEMENT

On June 5, 2024, the Company’s board of directors (the “Board”) adopted the Stockholder Protection Rights Agreement (the “Rights Agreement”) and declared a dividend of one right (“Right”) for each share of the Company’s common stock outstanding at the close of business on June 17, 2024. One Right will also be issued together with each share of common stock issued by the Company after that date, but before the Separation Time (as defined in the Rights Agreement). Each Right initially represents the right to purchase one one-thousandth (0.001) of a share of Series B Participating Preferred Stock for $75.00, subject to adjustment and upon such terms and subject to the conditions set forth in the Rights Agreement. Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 10% or more, or 20% in the case of certain passive investors, of the Company’s outstanding common stock. If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right to purchase from the Company for $75.00, subject to certain potential adjustments, shares of the Company’s common stock having a market value of twice that amount.

The Rights Agreement expires on June 4, 2025, unless earlier terminated or the Rights are redeemed or exchanged by the Board. There is currently no impact on the Company’s Condensed Consolidated Financial Statements.

The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of June 30, 2024, no preferred stock has been issued.

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three and six months ended June 30, 2024 and 2023, we did not record any adjustments to previously established valuation allowances, except for corresponding adjustments related to changes in deferred tax asset balances. These adjustments had no impact on the Condensed Consolidated Statements of Operations. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

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

In March 2024, we were notified of a forthcoming tax audit in Germany of our NobelClad subsidiary for the years 2019 through 2021. In July 2024, we were notified of a forthcoming tax audit in Germany of our DynaEnergetics subsidiary for the years 2019 through 2020. Our tax provisions reflect our best estimate of state, local, federal, and foreign taxes. While the audits are not unexpected, the outcome cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provisions for income taxes in the period such resolution occurs.

10.      BUSINESS SEGMENTS

Our business is organized into three segments: Arcadia Products, DynaEnergetics and NobelClad. In December 2021, DMC acquired a 60% controlling interest in Arcadia Products. Arcadia Products designs, engineers, fabricates, and finishes aluminum framing systems, windows, curtain walls, storefronts, entrance systems, and interior partitions to the commercial construction market. Additionally, Arcadia Products supplies customized windows and doors for the ultra-high-end residential construction market. DynaEnergetics designs, manufactures, markets, and sells perforating systems and associated hardware for the global oil and gas industry. NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment.

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
Segment information is as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Net sales:
Arcadia Products	$69,748	$79,158	$131,673	$159,496
DynaEnergetics	76,210	84,754	154,332	166,722
NobelClad	25,221	24,752	52,043	46,787
Net sales	$171,179	$188,664	$338,048	$373,005

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Income before income taxes:
Arcadia Products	$5,719	$9,580	$5,131	$12,713
DynaEnergetics	7,052	17,733	15,894	30,901
NobelClad	4,932	4,707	10,032	7,328
Segment operating income	17,703	32,020	31,057	50,942

Unallocated corporate expenses	(4,623)	(3,647)	(10,154)	(10,901)
Unallocated stock-based compensation*	(1,395)	(1,376)	(2,530)	(5,824)
Other expense, net	(284)	(439)	(693)	(639)
Interest expense, net	(2,316)	(2,432)	(4,633)	(4,813)
Income before income taxes	$9,085	$24,126	$13,047	$28,765

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Depreciation and amortization:
Arcadia Products	$6,166	$6,541	$12,318	$13,010
DynaEnergetics	1,700	1,728	3,397	3,515
NobelClad	790	700	1,570	1,440
Segment depreciation and amortization	8,656	8,969	17,285	17,965
Corporate and other	82	132	164	203
Consolidated depreciation and amortization	$8,738	$9,101	$17,449	$18,168

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

Arcadia Products

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
West	$57,386	$62,975	$108,151	125,257
South	7,697	6,839	13,311	15,392
Northeast	2,568	7,137	5,385	13,990
Midwest	2,097	2,207	4,826	4,857
Total Arcadia Products	$69,748	$79,158	$131,673	$159,496

DynaEnergetics

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$56,922	$67,716	$116,992	$132,365
Canada	6,680	5,868	13,111	12,908
India	3,201	953	6,143	1,576
Oman	2,442	1,387	4,511	3,134
Kuwait	1,466	793	2,452	2,150
Indonesia	1,087	984	1,442	1,688
Rest of the world(1)	4,412	7,053	9,681	12,901
Total DynaEnergetics	$76,210	$84,754	$154,332	$166,722

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total DynaEnergetics revenue for the periods presented.

NobelClad

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
United States	$14,627	$11,245	$26,988	$20,364
Canada	2,037	1,859	7,472	3,714
Netherlands	938	409	1,809	762
France	835	522	1,699	1,080
Germany	830	1,543	1,865	2,814
Australia	825	144	855	143
United Arab Emirates	599	806	1,155	2,666
South Africa	522	723	1,316	1,153
Saudi Arabia	447	1,747	613	1,998
South Korea	432	302	524	602
Italy	279	291	880	962
Belgium	272	1,008	385	1,474
China	60	861	1,289	3,067
Brazil	—	1,746	—	1,746
Rest of the world (1)	2,518	1,546	5,193	4,242
Total NobelClad	$25,221	$24,752	$52,043	$46,787

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total NobelClad revenue for the periods presented.

During the three and six months ended June 30, 2024, one DynaEnergetics customer accounted for approximately 22% and 23%, respectively, of consolidated net sales. During the three and six months ended June 30, 2023, the same DynaEnergetics customer accounted for approximately 10% of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 29% and 32% of consolidated accounts receivable as of June 30, 2024 and December 31, 2023, respectively.

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

As of June 30, 2024 and December 31, 2023, the net notional amounts of the forward contracts the Company held were $21,009 and $32,310, respectively. At June 30, 2024 and December 31, 2023, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net (losses) gains from hedging activities for the periods presented. These hedging net (losses) gains offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended June 30,		Six months ended June 30,
Derivative	Statements of Operations Location	2024	2023	2024	2023
Foreign currency contracts	Other expense, net	$(358)	$7	$(1,213)	$178

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

Environmental Matter

On February 21, 2024, Los Angeles Waterkeeper (Waterkeeper) sent Arcadia Products a 60-day Notice of Intent (NOI) to file a citizen suit related to alleged stormwater-related violations of the Clean Water Act at three Arcadia Products facilities located in Vernon, California. The alleged violations include exceedances of discharge-related requirements and limitations, certain alleged stormwater pollution prevention plan inadequacies, and certain monitoring and reporting violations. The Company has engaged an engineering and consulting firm to assist the Company in investigating the allegations and in responding to the NOI. On April 26, 2024, Waterkeeper filed a complaint in the U.S. District Court for the Central District of California under the citizen suit provisions of the Clean Water Act. The Company is in settlement discussions with Waterkeeper. Those discussion could include certain improvements to the Company’s stormwater management infrastructure and practices at all three facilities. The Company also has been in contact with the Los Angeles Regional Water Quality Control Board (LARWQCB) to address certain alleged violations. The Company understands that certain violations may be subject to mandatory minimum penalties under the California Water Code. The Company cannot predict how the Waterkeeper lawsuit will be resolved, but has accrued $450 for estimated reporting penalties based upon facts and circumstances currently known to the Company.

13. STRATEGIC REVIEW EXPENSES

During the first quarter of 2024, the Company announced that its Board had initiated a review of strategic alternatives for the DynaEnergetics and NobelClad segments. In conjunction with the Board’s consideration of various strategic, business, and financial alternatives, the Company has, and will continue to incur, significant expenses. During the three months ended June 30, 2024, strategic review expenses incurred were $2,020 and primarily included $1,030 in professional service fees and $863 in employee retention compensation, including $106 of stock-based compensation.

During the six months ended June 30, 2024, strategic review expenses incurred were $4,189 and primarily included $2,170 in professional service fees and $1,351 in employee retention compensation, including $178 of stock-based compensation.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and the timing of new order inflow remains difficult to predict. We use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. NobelClad's backlog was $63,902 at June 30, 2024 compared to $59,357 at December 31, 2023.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $171,179 in the second quarter of 2024 versus $188,664 in the second quarter of 2023, a decrease of 9%. The decline in sales performance was driven by lower sales at Arcadia Products and DynaEnergetics.

•Arcadia Products reported sales of $69,748 in the second quarter of 2024, representing a decrease of 12% compared with the second quarter of 2023. The decrease was primarily due to lower sales volumes in longer-cycle ultra-high-end residential and certain short-cycle commercial markets.

•DynaEnergetics’ sales of $76,210 in the second quarter of 2024 decreased 10% compared with the second quarter of 2023 primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

•NobelClad’s sales of $25,221 in the second quarter of 2024 increased 2% compared with the second quarter of 2023 reflecting continued healthy activity in core energy and petrochemical end markets.

•Consolidated gross profit was 27.1% in the second quarter of 2024 versus 32.8% in the second quarter of 2023. The decline was primarily attributable to margin declines at DynaEnergetics as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales.

•Consolidated selling, general and administrative (SG&A) expenses were $27,122 in the second quarter of 2024 compared with $29,226 in the second quarter of 2023. The year-over-year decrease is primarily attributable to a reduction in compensation costs as well as outside services costs.

•Cash and cash equivalents of $14,567 at June 30, 2024 decreased $29,092 from cash and cash equivalents and marketable securities of $43,659 at December 31, 2023. The decrease was primarily attributable to debt repayments made in conjunction with the Company’s credit agreement amendment executed in February 2024.

•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.10 to 1.0 as of June 30, 2024 in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt as of June 30, 2024, was 0.92 to 1.0.

Outlook

We expect Arcadia Products to be the primary driver of DMC’s future financial and operational growth, reflecting the division’s large addressable market and differentiated business model. Arcadia Products is capitalizing on new digital technologies and industrial engineering initiatives to strengthen operations and increase manufacturing capacity. Phase one of a new enterprise resource planning (ERP) system went live in the third quarter of 2023 and has enhanced operating efficiencies and the internal control environment. Additional aluminum painting capacity was added in the second half of 2023, and the business expects industrial engineering programs, coupled with external sourcing, to further expand painting and anodizing capacity in 2024. Key growth initiatives for 2024 include utilizing new painting capacity to increase sales and ensuring each of Arcadia’s product offerings (commercial exteriors, commercial interiors, and ultra-high-end residential) are represented across all branch locations throughout the western and southwestern United States.

At DynaEnergetics, U.S. well completion activity in the first quarter declined by approximately 10% versus the fourth quarter, and was down sequentially another 4% in the second quarter, according to the U.S. Energy Information Administration. We believe North American well completion activity will remain soft during the third quarter of 2024 based on year-to-date declines in the number of active drilling rigs and well fracking crews. DynaEnergetics introduced various premium products in 2023 and is in the process of implementing lower-cost product designs and several operational excellence initiatives, including automated manufacturing and assembly processes, that collectively are expected to partially offset persistent pricing pressure in North America’s well completions sector.

NobelClad continues to experience strong demand for its Cylindra™ cryogenic transition joints for use in the processing of LNG, and recent enhancements to the Cylindra production process have reduced manufacturing lead times. Early in the second quarter, NobelClad was awarded its largest-ever clad-plate order, and currently is pursuing additional large order opportunities in the energy and petrochemical industries, some of which we believe could be awarded later in 2024. NobelClad’s order backlog was $63,902 as of June 30, 2024, up from $59,357 as of December 31, 2023. NobelClad expects to ship most orders in its backlog within twelve months.

On January 29, 2024, DMC announced its Board of Directors had initiated a review of strategic alternatives. The process formalized DMC’s ongoing efforts to unlock shareholder value. The Board has retained financial advisors to assist in evaluating the Company’s current strategy, operations, and capital structure, and will consider various strategic, business, and financial alternatives. These could include, among other things, a sale, a merger, or other business combination. The Board has not set a timetable to complete the strategic review process, and there can be no assurance that the review process will result in any transactions.

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

Consolidated Results of Operations

Three months ended June 30, 2024 compared with three months ended June 30, 2023

	Three months ended June 30,
	2024	2023	$ change	% change
Net sales	$171,179	$188,664	$(17,485)	(9%)
Gross profit	46,413	61,890	(15,477)	(25%)
Gross profit percentage	27.1%	32.8%
COSTS AND EXPENSES:
General and administrative expenses	15,623	17,526	(1,903)	(11%)
% of net sales	9.1%	9.3%
Selling and distribution expenses	11,499	11,700	(201)	(2%)
% of net sales	6.7%	6.2%
Amortization of purchased intangible assets	5,307	5,667	(360)	(6%)
% of net sales	3.1%	3.0%
Strategic review expenses	2,020	—	2,020	100%
Restructuring expenses	279	—	279	100%
Operating income	11,685	26,997	(15,312)	(57%)
Other expense, net	(284)	(439)	155	(35%)
Interest expense, net	(2,316)	(2,432)	116	(5%)
Income before income taxes	9,085	24,126	(15,041)	(62%)
Income tax provision	2,792	6,600	(3,808)	(58%)
Net income	6,293	17,526	(11,233)	(64%)
Less: Net income attributable to redeemable noncontrolling interest	2,281	3,823	(1,542)	(40%)
Net income attributable to DMC Global Inc.	4,012	13,703	(9,691)	(71%)
Adjusted EBITDA attributable to DMC Global Inc.	$19,420	$31,776	$(12,356)	(39%)

Net sales were $171,179 for the three months ended June 30, 2024, or a decrease of 9% compared with the same period in 2023, due to lower sales at Arcadia Products and DynaEnergetics. The decrease at Arcadia Products was primarily due to lower sales volumes in longer-cycle ultra-high-end residential and certain short-cycle commercial markets. DynaEnergetics’ lower sales were primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage was 27.1% versus 32.8% in the same period in 2023. The decline compared to prior year was primarily attributable to margin declines at DynaEnergetics as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales.

General and administrative expenses decreased $1,903 for the three months ended June 30, 2024 compared with the same period in prior year primarily due to lower compensation costs of $1,139, and lower outside services costs related to patent ligation at DynaEnergetics and ERP implementation costs at Arcadia of $1,032.

Amortization of purchased intangible assets decreased $360 for the three months ended June 30, 2024 compared to the same period in 2023 as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Strategic review expenses of $2,020 for the three months ended June 30, 2024 relate to a review of strategic alternatives for the DynaEnergetics and NobelClad business segments. In connection with this process, strategic review expenses primarily included $1,030 in professional service fees and $863 in employee retention compensation, including $106 of stock-based compensation.

Operating income of $11,685 for the three months ended June 30, 2024 decreased compared to $26,997 in the same period in 2023. The reduction in operating income was the result of decreased financial performance at Arcadia Products and DynaEnergetics.

Other expense, net of $284 for the three months ended June 30, 2024 primarily related to net realized and unrealized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Income tax provision of $2,792 was recorded on income before income taxes of $9,085 for the three months ended June 30, 2024. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by the geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax provision of $6,600 on income before income taxes of $24,126 for the three months ended June 30, 2023. The prior year rate was impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. for the three months ended June 30, 2024 was $4,012, compared to $13,703 for the same period in 2023.

Adjusted EBITDA decreased for the three months ended June 30, 2024 compared with the same period in 2023 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2024	2023
Net income	$6,293	$17,526
Interest expense, net	2,316	2,432
Income tax provision	2,792	6,600
Depreciation	3,431	3,434
Amortization of purchased intangible assets	5,307	5,667
EBITDA	20,139	35,659
Stock-based compensation	1,676	1,699
Strategic review expenses	2,020	—
Restructuring expenses	279	—
CEO transition expenses	—	573
Other expense, net	284	439
Adjusted EBITDA	24,398	38,370
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,978)	(6,594)
Adjusted EBITDA attributable to DMC Global Inc.	$19,420	$31,776

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased for the three months ended June 30, 2024 compared with the same period in 2023 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Three months ended June 30, 2024
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$4,012	$0.20
Strategic review expenses, net of tax	1,538	0.08
Restructuring expenses, net of tax	125	0.01
As adjusted	$5,675	$0.29
(1) Calculated using diluted weighted average shares outstanding of 19,671,169
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

	Three months ended June 30, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$13,703	$0.70
CEO transition expenses and accelerated stock-based compensation, net of tax	428	0.02
As adjusted	$14,131	$0.72
(1) Calculated using diluted weighted average shares outstanding of 19,504,963
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

Six months ended June 30, 2024 compared with six months ended June 30, 2023

	Six months ended June 30,
	2024	2023	$ change	% change
Net sales	$338,048	$373,005	$(34,957)	(9%)
Gross profit	88,765	114,101	(25,336)	(22%)
Gross profit percentage	26.3%	30.6%
COSTS AND EXPENSES:
General and administrative expenses	31,603	44,026	(12,423)	(28%)
% of net sales	9.3%	11.8%
Selling and distribution expenses	23,722	24,524	(802)	(3%)
% of net sales	7.0%	6.6%
Amortization of purchased intangible assets	10,599	11,334	(735)	(6%)
% of net sales	3.1%	3.0%
Strategic review expenses	4,189	—	4,189	100%
Restructuring expenses	279	—	279	100%
Operating income	18,373	34,217	(15,844)	(46%)
Other expense, net	(693)	(639)	(54)	8%
Interest expense, net	(4,633)	(4,813)	180	(4%)
Income before income taxes	13,047	28,765	(15,718)	(55%)
Income tax provision	4,435	9,100	(4,665)	(51%)
Net income	8,612	19,665	(11,053)	(56%)
Net income attributable to redeemable noncontrolling interest	2,037	5,053	(3,016)	(60%)
Net income attributable to DMC Global Inc.	6,575	14,612	(8,037)	(55%)
Adjusted EBITDA attributable to DMC Global Inc.	$36,103	$51,867	$(15,764)	(30%)

Net sales were $338,048 for the six months ended June 30, 2024, a decrease of 9% compared with the same period in 2023, primarily due to lower Arcadia sales volumes in longer-cycle ultra-high-end residential and certain short-cycle commercial markets, and a decrease in pricing of DynaEnergetics’ DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage was 26.3% versus 30.6% in 2023. The decline compared to the prior year was primarily attributable to lower customer pricing as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales at DynaEnergetics.

General and administrative expenses decreased $12,423 for the six months ended June 30, 2024 compared with the same period in 2023. 2023 included nonrecurring CEO transition expenses and related accelerated stock-based compensation of $6,578, and patent infringement litigation costs at DynaEnergetics of $3,610. The remaining year-over-year decrease is primarily attributable to a reduction in internal leadership and sales meeting expense of $1,176 and ERP implementation costs of $480.

Selling and distribution expenses decreased $802 for the six months ended June 30, 2024 compared with the same period in 2023. The lower expense was primarily due to decreases in compensation costs of $1,152 and marketing and other outside services costs of $647. These reductions were partially offset by an increase in bad debt expense of $1,214 primarily at DynaEnergetics.

Strategic review expenses of $4,189 for the six months ended June 30, 2024 relate to a review of strategic alternatives for the DynaEnergetics and NobelClad business segments. In connection with this process, strategic review expenses primarily included $2,170 in professional service fees and $1,351 in employee retention compensation, including $178 of stock-based compensation.

Amortization of purchased intangible assets decreased $735 for the six months ended June 30, 2024 compared to the same period in 2023 as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Operating income was $18,373 for the six months ended June 30, 2024 compared to $34,217 in the same period last year. The decrease in operating income was the result of decreased financial performance at Arcadia Products and DynaEnergetics.

Other expense, net of $693 for the six months ended June 30, 2024 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Income tax provision of $4,435 was recorded on income before income taxes of $13,047 for the six months ended June 30, 2024. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was impacted unfavorably by the geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax provision of $9,100 on income before income taxes of $28,765 for the six months ended June 30, 2023. The prior year rate was impacted by the same factors previously discussed.

Net income attributable to DMC Global Inc. for the six months ended June 30, 2024 was $6,575, compared to $14,612 for the same period in 2023.

Adjusted EBITDA decreased for the six months ended June 30, 2024 decreased compared with the same period in 2023 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2024	2023
Net income	$8,612	$19,665
Interest expense, net	4,633	4,813
Income tax provision	4,435	9,100
Depreciation	6,850	6,834
Amortization of purchased intangible assets	10,599	11,334
EBITDA	35,129	51,746
Stock-based compensation	3,153	6,726
Strategic review expenses	4,189	—
Restructuring expenses	279	—
CEO transition expenses	—	3,538
Other expense, net	693	639
Adjusted EBITDA	43,443	62,649
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(7,340)	(10,782)
Adjusted EBITDA attributable to DMC Global Inc.	$36,103	$51,867

Adjusted Net Income and Adjusted Diluted Earnings per Share decreased for the six months ended June 30, 2024 compared with the same period in 2023 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net Income and Adjusted Diluted Earnings Per Share.

	Six months ended June 30, 2024
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$6,575	$0.33
Strategic review expenses, net of tax	3,142	0.16
Restructuring expenses, net of tax	125	0.01
As adjusted	$9,842	$0.50
(1) Calculated using diluted weighted average shares outstanding of 19,647,005
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Six months ended June 30, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$14,612	0.75
CEO transition expenses and accelerated stock-based compensation, net of tax (3)	5,663	0.29
As adjusted	$20,275	$1.04
(1) Calculated using diluted weighted average shares outstanding of 19,485,863
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.
(3)Includes CEO transition expenses of $3,538 and accelerated stock-based compensation of $3,040 related to the vesting of the former CEO’s outstanding equity awards, net of tax.

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

Arcadia Products

Three months ended June 30, 2024 compared with three months ended June 30, 2023

	Three months ended June 30,
	2024	2023	$ change	% change
Net sales	$69,748	$79,158	$(9,410)	(12%)
Gross profit	23,157	27,459	(4,302)	(16%)
Gross profit percentage	33.2%	34.7%
COSTS AND EXPENSES:
General and administrative expenses	7,765	8,206	(441)	(5%)
Selling and distribution expenses	4,116	4,021	95	2%
Amortization of purchased intangible assets	5,278	5,652	(374)	(7%)
Restructuring expenses	279	—	279	100%
Operating income	5,719	9,580	(3,861)	(40%)
Adjusted EBITDA	12,445	16,486	(4,041)	(25%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,978)	(6,594)	(1,616)	(25%)
Adjusted EBITDA attributable to DMC Global Inc.	$7,467	$9,892	(2,425)	(25%)

Net sales decreased $9,410 for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to lower sales volumes in longer-cycle ultra-high-end residential and certain short-cycle commercial markets.

Gross profit percentage decreased to 33.2% for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales, partially offset by direct labor reductions and recently enacted operational efficiencies.

General and administrative expenses decreased $441 for three months ended June 30, 2024 compared to the same period in 2023 primarily due to lower ERP system implementation costs.

Amortization of purchased intangible assets decreased $374 for the three months ended June 30, 2024 compared to the same period in 2023 as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Restructuring expenses of $279 for the three months ended June 30, 2024 relates to employee severance associated with headcount reductions.

Operating income decreased $3,861 for the three months ended June 30, 2024 compared to the same period in 2023 due to the decline in gross profit.

Adjusted EBITDA decreased for the three months ended June 30, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2024	2023
Operating income	$5,719	$9,580
Adjustments:
Depreciation	888	889
Amortization of purchased intangible assets	5,278	5,652
Stock-based compensation	281	323
Restructuring expenses	279	—
CEO transition expenses	—	42
Adjusted EBITDA	12,445	16,486
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(4,978)	(6,594)
Adjusted EBITDA attributable to DMC Global Inc.	$7,467	$9,892

Six months ended June 30, 2024 compared with six months ended June 30, 2023

	Six months ended June 30,
	2024	2023	$ change	% change
Net sales	$131,673	$159,496	$(27,823)	(17%)
Gross profit	39,970	49,553	(9,583)	(19%)
Gross profit percentage	30.4%	31.1%
COSTS AND EXPENSES:
General and administrative expenses	15,421	16,063	(642)	(4%)
Selling and distribution expenses	8,584	9,473	(889)	(9%)
Amortization of purchased intangible assets	10,555	11,304	(749)	(7%)
Restructuring expenses	279	—	279	100%
Operating income	5,131	12,713	(7,582)	(60%)
Adjusted EBITDA	18,351	26,956	(8,605)	(32%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(7,340)	(10,782)	(3,442)	(32%)
Adjusted EBITDA attributable to DMC Global Inc.	$11,011	$16,174	(5,163)	(32%)

Net sales decreased $27,823 for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to lower sales volumes in longer-cycle ultra-high-end residential and certain short-cycle commercial markets.

Gross profit percentage decreased to 30.4% for the six months ended June 30, 2024 primarily due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales, partially offset by direct labor reductions and recently enacted operational efficiencies.

General and administrative expenses were lower by $642 for the six months ended June 30, 2024 compared to the same period in 2023 due to decreases in outside services costs primarily attributable to the implementation of a new ERP system.

Selling and distribution expenses decreased $889 for the six months ended June 30, 2024 compared to the same period in 2023 due to lower compensation costs of $404, as well as a reduction in certain outside services costs and business related travel.

Amortization of purchased intangible assets decreased $749 for the six months ended June 30, 2024 compared to the same period in 2023 as the customer backlog purchased intangible asset was fully amortized in 2023.

Restructuring expenses of $279 for the six months ended June 30, 2024 relates to employee severance associated with headcount reductions.

Operating income decreased $7,582 for the six months ended June 30, 2024 compared to the same period in 2023 due to the decline in gross profit.

Adjusted EBITDA decreased for the six months ended June 30, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2024	2023
Operating income	$5,131	$12,713
Adjustments:
Depreciation	1,763	1,706
Amortization of purchased intangible assets	10,555	11,304
Stock-based compensation	623	902
Restructuring expenses	279	—
CEO transition expenses	—	331
Adjusted EBITDA	18,351	26,956
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(7,340)	(10,782)
Adjusted EBITDA attributable to DMC Global Inc.	$11,011	$16,174

DynaEnergetics

Three months ended June 30, 2024 compared with three months ended June 30, 2023

	Three months ended June 30,
	2024	2023	$ change	% change
Net sales	$76,210	$84,754	$(8,544)	(10%)
Gross profit	15,133	26,552	(11,419)	(43%)
Gross profit percentage	19.9%	31.3%
COSTS AND EXPENSES:
General and administrative expenses	3,011	3,577	(566)	(16%)
Selling and distribution expenses	5,041	5,227	(186)	(4%)
Amortization of purchased intangible assets	29	15	14	93%
Operating income	7,052	17,733	(10,681)	(60%)
Adjusted EBITDA	$8,752	$19,461	$(10,709)	(55%)

Net sales decreased $8,544 for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage decreased to 19.9% for the three months ended June 30, 2024 due to lower customer pricing as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales.

General and administrative expenses were lower by $566 for the three months ended June 30, 2024 compared to the same period in 2023 driven by a decrease in patent infringement litigation costs of $337. The remaining decrease is primarily attributable to a reduction in compensation costs of $185.

Selling and distribution expenses were lower by $186 for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to a decrease in marketing consulting costs of $450 and variable compensation costs of $287, partially offset by an increase in bad debt expense of $583.

Operating income decreased $10,681 for the three months ended June 30, 2024 compared to the same period in 2023 due to the decline in gross profit.

Adjusted EBITDA decreased for the three months ended June 30, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2024	2023
Operating income	$7,052	$17,733
Adjustments:
Depreciation	1,671	1,713
Amortization of purchased intangible assets	29	15
Adjusted EBITDA	$8,752	$19,461

Six months ended June 30, 2024 compared with six months ended June 30, 2023

	Six months ended June 30,
	2024	2023	$ change	% change
Net sales	$154,332	$166,722	$(12,390)	(7%)
Gross profit	32,104	50,989	(18,885)	(37%)
Gross profit percentage	20.8%	30.6%
COSTS AND EXPENSES:
General and administrative expenses	5,903	9,774	(3,871)	(40%)
Selling and distribution expenses	10,263	10,284	(21)	—%
Amortization of purchased intangible assets	44	30	14	47%
Operating income	15,894	30,901	(15,007)	(49%)
Adjusted EBITDA	$19,291	$34,416	$(15,125)	(44%)

Net sales decreased $12,390 for the six months ended June 30, 2024 compared to the same period in 2023 due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage decreased to 20.8% for the six months ended June 30, 2024 compared to 30.6% in the same period in 2023 due to lower customer pricing as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales.

General and administrative expenses decreased $3,871 for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to lower patent infringement litigation costs of $3,201 and compensation costs of $777.

Operating income decreased $15,007 for the six months ended June 30, 2024 compared to the same period in 2023 due to the decline in gross profit.

Adjusted EBITDA decreased for the six months ended June 30, 2024 compared to the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2024	2023
Operating income	$15,894	$30,901
Adjustments:
Depreciation	3,353	3,485
Amortization of purchased intangible assets	44	30
Adjusted EBITDA	$19,291	$34,416

NobelClad

Three months ended June 30, 2024 compared with three months ended June 30, 2023

	Three months ended June 30,
	2024	2023	$ change	% change
Net sales	$25,221	$24,752	$469	2%
Gross profit	8,222	8,021	201	3%
Gross profit percentage	32.6%	32.4%
COSTS AND EXPENSES:
General and administrative expenses	1,023	949	74	8%
Selling and distribution expenses	2,267	2,365	(98)	(4%)
Operating income	4,932	4,707	225	5%
Adjusted EBITDA	$5,722	$5,407	$315	6%

Net sales increased $469 for the three months ended June 30, 2024 compared to the same period in 2023 primarily due to higher activity in core energy and petrochemical end markets, including increased Cylindra™ cryogenic transition joints and pressure vessel plate shipments.

General and administrative expenses were higher by $74 for the three months ended June 30, 2024 compared to the same period in 2023 due to increases in outside services costs of $30 and business travel of $23.

Selling and distribution expenses were lower by $98 for the three months ended June 30, 2024 compared to the same period in 2023 due primarily to decreases in compensation costs of $37 and business travel of $38.

Operating income increased $225 for the three months ended June 30, 2024 compared to the same period in 2023 due to an increase in gross profit.

Adjusted EBITDA increased for the three months ended June 30, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended June 30,
	2024	2023
Operating income	$4,932	$4,707
Adjustments:
Depreciation	790	700
Adjusted EBITDA	$5,722	$5,407

Six months ended June 30, 2024 compared with six months ended June 30, 2023

	Six months ended June 30,
	2024	2023	$ change	% change
Net sales	$52,043	$46,787	$5,256	11%
Gross profit	16,866	13,804	3,062	22%
Gross profit percentage	32.4%	29.5%
COSTS AND EXPENSES:
General and administrative expenses	2,096	1,872	224	12%
Selling and distribution expenses	4,738	4,604	134	3%
Operating income	10,032	7,328	2,704	37%
Adjusted EBITDA	$11,602	$8,768	$2,834	32%

Net sales increased $5,256 for the six months ended June 30, 2024 compared to the same period in 2023 due primarily to higher activity in core energy and petrochemical end markets, including increased Cylindra™ cryogenic transition joints and pressure vessel plate shipments.

Gross profit percentage increased to 32.4% for the six months ended June 30, 2024 due to a more favorable project and regional mix, as well as the impact of higher sales on fixed manufacturing overhead expenses.

General and administrative expenses increased $224 for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher compensation costs of $118 and outside services costs of $74.

Selling and distribution expenses increased $134 for the six months ended June 30, 2024 compared to the same period in 2023 primarily due to higher outside services costs of $62 and compensation costs of $30.

Operating income increased $2,704 for the six months ended June 30, 2024 compared to the same period in 2023 due to higher gross profit.

Adjusted EBITDA increased for the six months ended June 30, 2024 compared to the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Six months ended June 30,
	2024	2023
Operating income	$10,032	$7,328
Adjustments:
Depreciation	1,570	1,440
Adjusted EBITDA	$11,602	$8,768

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $69,545 at June 30, 2024 compared to $72,192 at December 31, 2023. The decrease in net debt during 2024 was due primarily to a reduction in outstanding debt attributable to repayments made on the revolving loan subsequent to the credit agreement amendment executed in February 2024, along with a required principal payment on the term loan in the second quarter.

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

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0. The actual leverage ratio as of June 30, 2024, calculated in accordance with the amended credit facility, was 1.10 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended June 30, 2024 was 3.26 to 1.0.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 on which no amounts were outstanding as of June 30, 2024.

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

As of June 30, 2024, the settlement amount of the redeemable noncontrolling interest is $187,080 and is equal to the floor value as defined within the Operating Agreement. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder. Refer to Note 2 within Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding.

Other contractual obligations and commitments

Our debt balance, net of deferred debt issuance costs, decreased to $84,112 at June 30, 2024 from $115,851 at December 31, 2023 for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2023.

Cash flows provided by operating activities

Net cash provided by operating activities was $15,783 for the six months ended June 30, 2024 compared to $18,544 in the same period last year driven primarily by lower net income in 2024 as compared to 2023.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities for the six months ended June 30, 2024 of $7,204 was attributable to proceeds from the sales and maturities of marketable securities of $12,619, partially offset by the acquisition of property, plant and equipment of $5,515. Net cash used in investing activities for the six months ended June 30, 2023 of $7,536 related to the acquisition of property, plant and equipment and investments in marketable securities.

Cash flows used in financing activities

Net cash flows used in financing activities for the six months ended June 30, 2024 of $39,727 included net credit facility repayments of $31,500. Additional cash flows used in financing activities included distributions to the redeemable noncontrolling interest holder of $4,672, payment of debt issuance costs of $2,735 and treasury stock purchases of $952.

Net cash flows used in financing activities for the six months ended June 30, 2023 of $18,270 primarily included a quarterly principal payment and prepayment on our term loan of $10,000, distributions to the redeemable noncontrolling interest holder of $6,311, and treasury stock purchases of $2,171.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 12 to the Condensed Consolidated Financial Statements.

Item 1A. Risk Factors

There have been no significant changes in the risk factors identified as being attendant to our business in our Annual Report on Form 10-K for the year ended December 31, 2023, except as provided below.

Our business could be negatively affected as a result of actions of activist stockholders or others.

We may be subject to actions or proposals from stockholders or others that may not align with our business strategies or the interests of our other stockholders. Responding to such actions can be costly and time-consuming, disrupt our business and operations, and divert the attention of our Board, management, and employees from the pursuit of our business strategies. Such activities could interfere with our ability to execute our strategic plan. Activist stockholders or others may create perceived uncertainties as to the future direction of our business or strategy which may be exploited by our competitors and may make it more difficult to attract and retain qualified personnel and potential customers, and may affect our relationships with current customers, vendors, investors, and other third parties. In addition, a proxy contest for the election of directors at our annual meeting would require us to incur significant legal fees and proxy solicitation expenses and require significant time and attention by management and our Board. Our stock price could also be subject to significant fluctuations or otherwise be adversely affected by the events, risks and uncertainties of any stockholder activism.

Our stockholder protection rights agreement includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

On June 5, 2024, the Company entered into the Rights Agreement, pursuant to which the Board declared a dividend of one Right for each share of our common stock outstanding at the close of business on June 17, 2024. One Right will also be issued together with each share of common stock issued by the Company after that date, but before the Separation Time (as defined in the Rights Agreement). Each Right initially represents the right to purchase one one-thousandth of a share of Series B Participating Preferred Stock for $75.00, subject to adjustment and upon such terms and subject to the conditions set forth in the Rights Agreement. Rights will generally become exercisable only if any person (or any persons acting as a group) acquires 10% or more, or 20% in the case of certain passive investors, of our outstanding common stock. If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right to purchase from the Company for $75.00, subject to certain potential adjustments, shares of our common stock having a market value of twice that amount. The Rights Agreement expires on June 4, 2025, unless earlier terminated or the Rights are redeemed or exchanged by the Board. Additional information regarding the Rights Agreement is contained in the Current Report on Form 8-K filed with the SEC on June 6, 2024.

The Rights Agreement will cause substantial dilution to any person or group that acquires beneficial ownership of 10% or more, or 20% in the case of certain passive investors, of the Company’s outstanding common stock. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to discourage any person, entity or group from gaining a control or control-like position in the Company or engaging in other tactics, potentially disadvantaging the interests of the Company’s stockholders, without negotiating with the Board and without paying an appropriate control premium to all stockholders. The Rights Agreement is similar to plans adopted by other public companies, and it is intended to protect stockholders’ interests, including by providing the Board sufficient time to make informed judgments and take actions that are in the best interests of the Company and its stockholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging a third party from attempting to obtain a substantial position in our common stock or seeking to obtain control of the Company and discouraging a takeover attempt that stockholders may consider favorable or that could result in a premium over the market price of our common stock. Even in the absence of a takeover attempt, the Rights Agreement may adversely affect the prevailing market price of our common stock if it is viewed as discouraging takeover attempts in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the second quarter of 2024, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
April 1 to April 30, 2024	200	$17.53
May 1 to May 31, 2024	—	$—
June 1 to June 30, 2024	917	$13.98
Total	1,117	$14.62

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2) As of June 30, 2024, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (723,179) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (80,901) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended June 30, 2024, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

3.1 Certificate of Designation, Preferences and Rights of Series B Participating Preferred Stock of DMC Global Inc., dated June 5, 2024 (incorporated by reference to the exhibit of the same number in the Company’s Current Report on Form 8-K filed on June 6, 2024).

3.2 Amended and Restated Bylaws of DMC Global Inc., adopted on May 15, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 20, 2024).

4.1 Stockholder Protection Rights Agreement, dated as of June 5, 2024, between DMC Global Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to the exhibit of the same number in the Company’s Current Report on Form 8-K filed on June 6, 2024).

10.1 Sublease for Dunbar, Pennsylvania clad metal shooting site dated May 7, 2024 by and between Pureon Inc. and the Company (incorporated by reference to the exhibit of the same number in the Company’s Current Report on Form 8-K filed on May 13, 2024).**

31.1 Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

** Certain schedules or similar attachments to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The registrant hereby agrees to furnish supplementally to the Securities and Exchange Commission upon request a copy of any omitted schedule or attachment to this exhibit.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	August 1, 2024	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	August 1, 2024	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)