Form 10-Q
period 2024-09-30
DMC Global Inc.
filed 2024-11-04
CIK 34067

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Form 10-Q
 (Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

The number of shares of Common Stock outstanding was 20,026,491 as of October 31, 2024.

CAUTIONARY NOTE ABOUT FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements” within the meaning of section 27A of the Securities Act of 1933 and section 21E of the Securities Exchange Act of 1934. We intend the forward-looking statements throughout this quarterly report on Form 10-Q to be covered by the safe harbor provisions for forward-looking statements. Statements contained in this report which are not historical facts are forward-looking statements that involve risks and uncertainties that could cause actual results to differ materially from projected results. These statements can sometimes be identified by our use of forward-looking words such as “may,” “believe,” “plan,” “anticipate,” “estimate,” “expect,” “intend,” and other phrases of similar meaning. Such statements include expectations regarding expected benefits from enhancements to our systems and processes at Arcadia Products, North American well completion activity in the fourth quarter of 2024, anticipated profit margin improvements resulting from changes in manufacturing processes and the introduction of new products in DynaEnergetics, continued demand and realization of large order opportunities at NobelClad, our backlog at NobelClad, our ability to access capital markets transactions in the future, the availability of funds to support our liquidity position and our expected future liquidity position. The forward-looking information is based on information available as of the date of this quarterly report and on numerous assumptions and developments that are not within our control. Although we believe that our expectations as expressed in these forward-looking statements are reasonable, we cannot assure you that our expectations will turn out to be correct. Factors that could cause actual results to differ materially include, but are not limited to, those factors referenced in our Annual Report on Form 10-K for the year ended December 31, 2023 and this Quarterly Report on Form 10-Q and other potential factors, including: geopolitical and economic instability, including recessions or depressions; inflation; supply chain delays and disruptions; the availability and cost of energy; transportation disruptions; the ability to obtain new contracts at attractive prices; the size and timing of customer orders and shipments; product pricing and margins; our ability to realize sales from our backlog; fluctuations in customer demand; fluctuations in foreign currencies; competitive factors; the timely completion of contracts; the timing and size of expenditures; the timely receipt of government approvals and permits; the price and availability of metal, aluminum, and other raw materials; fluctuations in tariffs or quotas; changes in laws and regulations, both domestic and foreign, impacting our business and the business of the end-market users we serve; the adequacy of local labor supplies at our facilities; current or future limits on manufacturing capacity at our various operations; the impact of pending or future litigation or regulatory matters; the availability and cost of funds; our ability to access our borrowing capacity under our credit facility or access the capital markets; the actions of activist stockholders; global economic conditions; and wars, terrorism and armed conflicts. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We undertake no obligation to publicly release the results of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

INDEX

		Page
PART I - FINANCIAL INFORMATION

Item 1	Condensed Consolidated Financial Statements	4

	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	4
	Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2024 and 2023 (unaudited)	5
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023 (unaudited)	6
	Condensed Consolidated Statements of Stockholders’ Equity and Redeemable Noncontrolling Interest for the three and nine months ended September 30, 2024 and 2023 (unaudited)	7
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023 (unaudited)	9
	Notes to Condensed Consolidated Financial Statements (unaudited)	10

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3	Quantitative and Qualitative Disclosure about Market Risk	41

Item 4	Controls and Procedures	41

PART II - OTHER INFORMATION

Item 1	Legal Proceedings	42

Item 1A	Risk Factors	42

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3	Defaults Upon Senior Securities	43

Item 4	Mine Safety Disclosures	43

Item 5	Other Information	43

Item 6	Exhibits	44

	Signatures	44

Part I - FINANCIAL INFORMATION

ITEM 1.  Condensed Consolidated Financial Statements
DMC GLOBAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Amounts in Thousands, Except Share and Per Share Data)

	September 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,511	$31,040
Marketable securities	—	12,619
Accounts receivable, net of allowance for doubtful accounts of $6,933 and $1,955, respectively	110,996	106,205
Inventories	165,636	166,712
Prepaid expenses and other	16,734	10,236
Total current assets	307,877	326,812
Property, plant and equipment	233,978	223,683
Less - accumulated depreciation	(104,304)	(94,416)
Property, plant and equipment, net	129,674	129,267
Goodwill	—	141,725
Purchased intangible assets, net	179,380	195,260
Deferred tax assets	1,750	6,738
Other assets	83,329	84,693
Total assets	$702,010	$884,495

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST, AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,883	$40,202
Accrued expenses	12,568	10,830
Accrued income taxes	16,616	12,810
Accrued employee compensation and benefits	11,569	16,918
Contract liabilities	21,263	21,621
Current portion of long-term debt	2,500	15,000
Other current liabilities	9,650	9,080
Total current liabilities	130,049	126,461
Long-term debt	71,715	100,851
Deferred tax liabilities	1,702	1,956
Other long-term liabilities	54,940	57,172
Total liabilities	258,406	286,440
Commitments and contingencies (Note 13)
Redeemable noncontrolling interest	187,080	187,760
Stockholders’ equity
Preferred stock, $0.05 par value; 4,000,000 shares authorized; no issued and outstanding shares	—	—
Common stock, $0.05 par value; 50,000,000 shares authorized; 20,797,744 and 20,467,495 shares issued, respectively	1,040	1,023
Additional paid-in capital	307,331	313,833
Retained earnings	—	146,604
Other cumulative comprehensive loss	(26,108)	(26,426)
Treasury stock, at cost, and company stock held for deferred compensation, at par; 761,407 and 689,700 shares, respectively	(25,739)	(24,739)
Total stockholders’ equity	256,524	410,295
Total liabilities, redeemable noncontrolling interest, and stockholders’ equity	$702,010	$884,495

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Amounts in Thousands, Except Share and Per Share Data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales	$152,429	$172,147	$490,477	$545,152
Cost of products sold	122,324	119,550	371,607	378,454
Gross profit	30,105	52,597	118,870	166,698
Costs and expenses:
General and administrative expenses	14,349	16,259	45,952	60,285
Selling and distribution expenses	13,856	12,454	37,578	36,978
Amortization of purchased intangible assets	5,278	5,667	15,877	17,001
Goodwill impairment	141,725	—	141,725	—
Strategic review expenses	1,763	—	5,952	—
Restructuring expenses and asset impairments	2,069	515	2,348	515
Total costs and expenses	179,040	34,895	249,432	114,779
Operating (loss) income	(148,935)	17,702	(130,562)	51,919
Other expense:
Other (expense) income, net	(520)	302	(1,213)	(337)
Interest expense, net	(2,113)	(2,392)	(6,746)	(7,205)
(Loss) income before income taxes	(151,568)	15,612	(138,521)	44,377
Income tax provision	7,848	4,087	12,283	13,187
Net (loss) income	$(159,416)	$11,525	$(150,804)	$31,190
Less: Net (loss) income attributable to redeemable noncontrolling interest	(58,093)	2,642	(56,056)	7,695
Net (loss) income attributable to DMC Global Inc. stockholders	$(101,323)	$8,883	$(94,748)	$23,495

Net (loss) income per share attributable to DMC Global Inc. stockholders:
Basic	$(8.27)	$0.38	$(8.04)	$1.07
Diluted	$(8.27)	$0.38	$(8.04)	$1.07
Weighted average shares outstanding:
Basic	19,706,587	19,543,251	19,648,253	19,492,212
Diluted	19,706,587	19,596,575	19,648,253	19,540,978

Reconciliation to net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest for purposes of calculating earnings per share

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to DMC Global Inc. stockholders	$(101,323)	$8,883	$(94,748)	$23,495
Adjustment of redeemable noncontrolling interest	(61,687)	(1,263)	(63,201)	(2,289)
Net (loss) income attributable to DMC Global Inc. stockholders after adjustment of redeemable noncontrolling interest	$(163,010)	$7,620	$(157,949)	$21,206

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Amounts in Thousands)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(159,416)	$11,525	$(150,804)	$31,190

Change in cumulative foreign currency translation adjustment	1,946	(2,303)	318	(1,088)
Other comprehensive (loss) income	$(157,470)	$9,222	$(150,486)	$30,102

Less: comprehensive (loss) income attributable to redeemable noncontrolling interest	(58,093)	2,642	(56,056)	7,695

Comprehensive (loss) income attributable to DMC Global Inc. stockholders	$(99,377)	$6,580	$(94,430)	$22,407

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND REDEEMABLE NONCONTROLLING INTEREST
(Amounts in Thousands, Except Share Data)
(unaudited)

					Other	Treasury Stock, at cost, and		Total	Redeemable
			Additional		Cumulative	Company Stock Held for		DMC Global Inc.	Non-
	Common Stock		Paid-In	Retained	Comprehensive	Deferred Compensation, at par		Stockholders’	Controlling
	Shares	Amount	Capital	Earnings	Loss	Shares	Amount	Equity	Interest
Balances, December 31, 2023	20,467,495	$1,023	$313,833	$146,604	$(26,426)	(689,700)	$(24,739)	$410,295	$187,760
Net income (loss)	—	—	—	2,563	—	—	—	2,563	(244)
Change in cumulative foreign currency translation adjustment	—	—	—	—	(1,113)	—	—	(1,113)	—
Shares issued in connection with stock compensation plans	236,509	12	(12)	—	—	—	—	—	—
Stock-based compensation	—	—	1,412	—	—	—	—	1,412	137
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(2,880)
Adjustment of redeemable noncontrolling interest	—	—	—	(2,307)	—	—	—	(2,307)	2,307
Treasury stock activity	—	—	—	—	—	(32,030)	(936)	(936)	—
Balances, March 31, 2024	20,704,004	$1,035	$315,233	$146,860	$(27,539)	(721,730)	$(25,675)	$409,914	$187,080
Net income	—	—	—	4,012	—	—	—	4,012	2,281
Change in cumulative foreign currency translation adjustment	—	—	—	—	(515)	—	—	(515)	—
Shares issued in connection with stock compensation plans	85,643	5	127	—	—	—	—	132	—
Stock-based compensation	—	—	1,670	—	—	—	—	1,670	112
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(1,600)
Adjustment of redeemable noncontrolling interest	—	—	—	793	—	—	—	793	(793)
Treasury stock activity	—	—	—	—	—	(26,536)	(17)	(17)	—
Balances, June 30, 2024	20,789,647	$1,040	$317,030	$151,665	$(28,054)	(748,266)	$(25,692)	$415,989	$187,080
Net loss	—	—	—	(101,323)	—	—	—	(101,323)	(58,093)
Change in cumulative foreign currency translation adjustment	—	—	—	—	1,946	—	—	1,946	—
Shares issued in connection with stock compensation plans	8,097	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	1,646	—	—	—	—	1,646	126
Distribution to redeemable noncontrolling interest holder	—	—	—	—	—	—	—	—	(3,720)
Adjustment of redeemable noncontrolling interest	—	—	(11,345)	(50,342)	—	—	—	(61,687)	61,687
Treasury stock activity	—	—	—	—	—	(13,141)	(47)	(47)	—
Balances, September 30, 2024	20,797,744	$1,040	$307,331	$—	$(26,108)	(761,407)	$(25,739)	$256,524	$187,080

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

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements

DMC GLOBAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in Thousands)
(unaudited)

	Nine months ended September 30,
	2024	2023
Cash flows provided by operating activities:
Net (loss) income	$(150,804)	$31,190
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	10,294	10,294
Amortization of purchased intangible assets	15,877	17,001
Amortization of deferred debt issuance costs	624	412
Stock-based compensation	5,103	8,558
Bad debt expense	4,979	141
Deferred income taxes	4,734	2,218
Asset impairments	1,044	515
Goodwill impairment	141,725	—
Other	(76)	(2,040)
Change in:
Accounts receivable, net	(9,458)	(11,557)
Inventories	1,357	(29,460)
Prepaid expenses and other	2,351	14,185
Accounts payable	15,388	(1,485)
Contract liabilities	(399)	(3,450)
Accrued expenses and other liabilities	(7,954)	6,226
Net cash provided by operating activities	34,785	42,748
Cash flows provided by (used in) investing activities:
Investment in marketable securities	—	(7,516)
Proceeds from maturities of marketable securities	3,000	—
Proceeds from sales of marketable securities	9,619	—
Acquisition of property, plant and equipment	(11,600)	(7,455)
Proceeds from property, plant and equipment reimbursements	406	—
Proceeds on sale of property, plant and equipment	100	—
Net cash provided by (used in) investing activities	1,525	(14,971)
Cash flows used in financing activities:
Repayments on term loan	(118,750)	(13,750)
Borrowings on term loan	50,000	—
Borrowings on revolving loans	77,650	—
Repayments on revolving loans	(50,400)	—
Payment of debt issuance costs	(2,735)	—
Distributions to redeemable noncontrolling interest holder	(8,321)	(10,345)
Net proceeds from issuance of common stock to employees and directors	132	212
Treasury stock purchases	(1,000)	(2,328)
Net cash used in financing activities	(53,424)	(26,211)

Effects of exchange rates on cash	585	1,350

Net (decrease) increase in cash and cash equivalents	(16,529)	2,916
Cash and cash equivalents, beginning of the period	31,040	25,144
Cash and cash equivalents, end of the period	$14,511	$28,060

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

During the three and nine months ended September 30, 2024, our expected loss rate reflects uncertainties in market conditions present in our businesses, including supply chain disruptions, industry consolidation, rising interest rates, as well as global geopolitical and economic instability. In addition, we reviewed receivables outstanding, including aged balances, and in circumstances where we are aware of a specific customer’s inability to meet its financial obligation to us, we recorded a specific allowance for credit losses against the amounts due, reducing the net receivable recognized to the amount we estimate will be collected. The offsetting expense is charged to “Selling and distribution expenses” in our Condensed Consolidated Statements of Operations. During the three and nine months ended September 30, 2024, net provisions of $3,943 and $4,979, respectively, were recorded. During the three and nine months ended September 30, 2023, net provisions of $317 and $141, respectively, were recorded.

The following table summarizes year-to-date activity in the allowance for credit losses on receivables from customers in each of our business segments:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Allowance for doubtful accounts, December 31, 2023	$60	$1,838	$57	$1,955
Current period provision for expected credit losses	428	4,636	—	5,064
Write-offs charged against the allowance	—	—	—	—
Recoveries of amounts previously reserved	—	(45)	(40)	(85)
Impacts of foreign currency exchange rates and other	—	—	(1)	(1)
Allowance for doubtful accounts, September 30, 2024	$488	$6,429	$16	$6,933

Redeemable noncontrolling interest

On December 23, 2021, DMC completed the acquisition of 60% of the membership interests in Arcadia Products, LLC, a Colorado limited liability company resulting from the conversion of Arcadia, Inc. (collectively, “Arcadia Products”). The limited liability company operating agreement for Arcadia Products (the “Operating Agreement”) contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). Similarly, the Operating Agreement permits the minority interest holder of Arcadia Products the right to sell its remaining interest in Arcadia Products to the Company on or after December 23, 2024 (“Put Option”). The purchase price for any interests sold pursuant to the Call Option or Put Option would be based upon a predefined calculation as included within the Operating Agreement. In connection with an exercise of the Call Option, the Operating Agreement would require payment of the purchase price in cash. However, in connection with the exercise of the Put Option, the Operating Agreement permits the Company the option to pay the purchase price in cash or in a combination of cash and preferred stock that would be authorized at that time.

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

At each balance sheet date subsequent to acquisition, two separate calculations must be performed to determine the value of the redeemable noncontrolling interest. First, the redeemable noncontrolling interest must be accounted for in accordance with ASC 810 Consolidation (“ASC 810”) whereby income (loss) and cash distributions attributable to the redeemable noncontrolling interest holder are ascribed. After this occurs, applicable provisions of ASC 480 must be considered to determine whether any further adjustment is necessary to increase the carrying value of the redeemable noncontrolling interest. An adjustment would only be necessary if the estimated settlement amount of the redeemable noncontrolling interest, per the terms of the Operating Agreement, exceeds the carrying value calculated in accordance with ASC 810. If such adjustment is required, the impact is immediately recorded to retained earnings and additional paid-in capital, upon absence of retained earnings, and therefore does not impact the Condensed Consolidated Statements of Operations or Comprehensive Income (Loss). As of September 30, 2024 and December 31, 2023, the redeemable noncontrolling interest was $187,080 and $187,760, respectively. The September 30, 2024 redeemable noncontrolling interest value is equal to the floor value per the Operating Agreement.

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

Our rights to payments for goods transferred to customers within our DynaEnergetics and NobelClad business segments arise when control is transferred at a point in time and not on any other criteria. Our rights to payments for goods transferred to customers within our Arcadia Products business segment also predominantly arise when control is transferred at a point in time; however, at times, control of certain customized, project-based products passes to the customer over time. Payment terms and conditions vary by contract, although terms generally include a requirement of payment within 30 to 90 days across all of our segments. In instances when we require customers to make advanced payments prior to the shipment of their orders, we record a contract liability. We have determined that our contract liabilities do not include a significant financing component given the short duration between order initiation and order fulfillment within each of our segments. Refer to Note 11 "Business Segments" for disaggregated revenue disclosures.

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

Basic EPS is calculated by dividing net income (loss) attributable to the Company’s stockholders after adjustment of redeemable noncontrolling interest by the weighted-average number of common shares outstanding during the period. Net income (loss) available to common shareholders of the Company includes any adjustment to the redeemable noncontrolling interest as of the end of the period presented. Refer to the "Redeemable noncontrolling interest" section above for further discussion of the calculation of the adjustment of the redeemable noncontrolling interest. Diluted EPS adjusts basic EPS for the effects of restricted stock awards, restricted stock units, performance share units and other potentially dilutive financial instruments (dilutive securities), only in the periods in which such effect is dilutive. The effect of the dilutive securities is reflected in diluted EPS by application of the more dilutive of (1) the treasury stock method or (2) the two-class method. For the three and nine months ended September 30, 2023, diluted EPS using the two-class method was more dilutive than the treasury stock method; as such, only the two-class method has been included below.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net (loss) income attributable to DMC Global Inc. stockholders, as reported	$(101,323)	$8,883	$(94,748)	$23,495
Adjustment of redeemable noncontrolling interest	(61,687)	(1,263)	(63,201)	(2,289)
Less: Undistributed net income available to participating securities	—	(118)	—	(329)
Numerator for basic net (loss) income per share:	(163,010)	7,502	(157,949)	20,877
Add: Undistributed net income allocated to participating securities	—	118	—	329
Less: Undistributed net income reallocated to participating securities	—	(117)	—	(328)
Numerator for diluted net (loss) income per share:	$(163,010)	$7,503	$(157,949)	$20,878
Denominator:
Weighted average shares outstanding for basic net (loss) income per share	19,706,587	19,543,251	19,648,253	19,492,212
Effect of dilutive securities (1)	—	53,324	—	48,766
Weighted average shares outstanding for diluted net (loss) income per share	19,706,587	19,596,575	19,648,253	19,540,978
Net (loss) income per share
Basic	$(8.27)	$0.38	$(8.04)	$1.07
Diluted	$(8.27)	$0.38	$(8.04)	$1.07

(1) Given we were in a net loss position after the adjustment of redeemable noncontrolling interest for the three and nine months ended September 30, 2024, all potentially dilutive shares were anti-dilutive and were therefore excluded from the determination of diluted EPS. For the three and nine months ended September 30, 2023, 3,239 and 9,447 shares, respectively, have been excluded as their effect would have been anti-dilutive.

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

The balances related to the deferred compensation plan were as follows for the periods presented. The amounts included within “Prepaid expenses and other” and “Other current liabilities” pertain to scheduled distributions per the terms of the Plan that will occur within twelve months of September 30, 2024.

	Balance Sheet location	September 30, 2024	December 31, 2023
Deferred compensation assets	Prepaid expenses and other	$1,608	$1,428
Deferred compensation assets	Other assets	7,524	8,449
Deferred compensation obligations	Other current liabilities	1,608	1,428
Deferred compensation obligations	Other long-term liabilities	11,223	12,078

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

Our foreign currency forward contracts are valued using quoted market prices or are determined using a yield curve model based on current market rates. As a result, we classify these instruments as Level 2 in the fair value hierarchy. Money market funds and mutual funds of $966 as of September 30, 2024 and $3,257 as of December 31, 2023 held to satisfy future deferred compensation obligations are valued based upon the market values of underlying securities and are classified as Level 2 assets in the fair value hierarchy.

We did not hold any Level 3 assets or liabilities as of September 30, 2024 or December 31, 2023. Refer to Note 5 “Goodwill” for further information on the valuation approach utilized in assessing the Arcadia Products reporting unit for impairment, which included significant inputs not observable in the market and thus represent Level 3 measurements.

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

During the three and nine months ended September 30, 2024, we recorded asset impairments of $1,044 related to the abandonment of a planned manufacturing expansion at DynaEnergetics. During the three and nine months ended September 30, 2023, we recorded asset impairments of $515, primarily attributable to a manufacturing asset at NobelClad that was removed from production.

Restructuring expenses

Restructuring expenses are incurred from time to time to improve operational efficiency across our businesses. During the three and nine months ended September 30, 2024, we recorded total restructuring expenses of $1,025 and $1,304, respectively. These expenses relate to employee severance associated with headcount reductions at DynaEnergetics and Arcadia Products.

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

Inventories consisted of the following at September 30, 2024:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$10,564	$24,925	$8,793	$44,282
Work-in-process	6,111	18,234	15,924	40,269
Finished goods	54,985	25,808	—	80,793
Supplies	—	—	292	292
Total inventories	$71,660	$68,967	$25,009	$165,636

Inventories consisted of the following at December 31, 2023:

	Arcadia Products	DynaEnergetics	NobelClad	DMC Global Inc.
Raw materials	$9,257	$26,107	$7,089	$42,453
Work-in-process	7,565	23,196	12,509	43,270
Finished goods	56,463	23,644	633	80,740
Supplies	—	—	249	249
Total inventories	$73,285	$72,947	$20,480	$166,712

4.      PURCHASED INTANGIBLE ASSETS

Our purchased intangible assets consisted of the following at September 30, 2024:

	Gross	Accumulated Amortization	Net
Core technology	$276	$(276)	$—
Customer relationships	211,113	(49,663)	161,450
Trademarks / Trade names	22,000	(4,070)	17,930
Total intangible assets	$233,389	$(54,009)	$179,380

Our purchased intangible assets consisted of the following at December 31, 2023:

	Gross	Accumulated Amortization	Net
Core technology	$283	$(269)	$14
Customer backlog	22,000	(22,000)	—
Customer relationships	211,128	(34,913)	176,215
Trademarks / Trade names	22,000	(2,969)	19,031
Total intangible assets	$255,411	$(60,151)	$195,260

The change in the gross value of our unamortized purchased intangible assets at September 30, 2024 from December 31, 2023 was due to foreign currency translation.

5.      GOODWILL

Goodwill represents the amount by which the purchase price exceeds the fair value of identifiable tangible and intangible assets and liabilities acquired in a business combination. Goodwill is not subject to amortization and is tested for impairment annually or more frequently if events or changes in circumstances indicate that the carrying value might not be fully recoverable. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then a quantitative impairment test is performed. The quantitative goodwill impairment test is used to identify both the existence of impairment and the amount of impairment loss. The test compares the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit is less than its carrying value, an impairment loss is recorded for the difference.

In connection with the preparation of its quarterly financial statements during the third quarter of 2024, the Company assessed changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair value of its Arcadia Products reporting unit was below its carrying amount. While there was no single determinative event or factor, potential triggering events during the third quarter of 2024, including recent financial performance not in accordance with expectations and downward revisions to the near-term forecast, led the Company to conclude that when considering the events and factors in totality, it was more likely than not that the fair value of the Arcadia Products reporting unit was below its carrying value at September 30, 2024. As such, a quantitative goodwill impairment test was performed. The Company utilized the market approach to estimate the fair value of the Arcadia Products reporting unit, but also considered the income approach to validate the results. The market approach includes observable inputs of fair value, including but not limited to non-binding offers received from third-parties and comparative market multiples. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using an estimated discount rate, or expected return, that a marketplace participant would have required as of the valuation date. For both approaches, the inputs used in the determination of fair value are generally Level 3 inputs.

Based on the results of our quantitative goodwill impairment test, we recorded a $141,725 impairment charge to goodwill during the three and nine months ended September 30, 2024, which is included in “Goodwill impairment” in our Condensed Consolidated Statements of Operations.

6.      CONTRACT LIABILITIES

At times, we require customers to make advanced payments prior to the shipment of their orders to help finance our inventory investment on large orders or keep customers’ credit limits at acceptable levels. Contract liabilities were as follows for the periods presented:

	September 30, 2024	December 31, 2023
Arcadia Products	$9,763	$13,815
NobelClad	9,999	6,662
DynaEnergetics	1,501	1,144
Total contract liabilities	$21,263	$21,621

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

Nearly all of the Company’s leasing arrangements are classified as operating leases. ROU asset and lease liability balances were as follows for the periods presented:

	September 30, 2024	December 31, 2023
ROU asset	$43,924	$45,409

Current lease liability	8,067	7,652
Long-term lease liability	38,509	39,744
Total lease liability	$46,576	$47,396

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

Arcadia Products leases certain office, manufacturing, distribution and warehouse facilities from entities affiliated with the redeemable noncontrolling interest holder. There were eight such leases in effect as of September 30, 2024, with expiration dates ranging from calendar years 2025 to 2031. As of September 30, 2024, the total ROU asset and related lease liability recognized for these leases was $22,705 and $23,470, respectively.

For the three months ended September 30, 2024 and 2023, operating lease expense was $3,291 and $3,349, respectively. For the nine months ended September 30, 2024 and 2023, operating lease expense was $10,016 and $9,504, respectively. Related party lease expense for the three and nine months ended September 30, 2024 and 2023 was $1,156 and $3,469, respectively, in each period and is included in total operating lease expense. Short term and variable lease costs were not significant for any period presented.

8.      DEBT

Outstanding borrowings consisted of the following at:

	September 30, 2024	December 31, 2023
Syndicated credit agreement:
U.S. Dollar revolving loan	$27,250	$—
Term loan	48,750	117,500
Commerzbank line of credit	—	—
Outstanding borrowings	76,000	117,500
Less: debt issuance costs	(1,785)	(1,649)
Total debt	74,215	115,851
Less: current portion of long-term debt	(2,500)	(15,000)
Long-term debt	$71,715	$100,851

Syndicated Credit Agreement

On February 6, 2024, the Company and certain domestic subsidiaries entered into an amendment (the “First Amendment”) to its existing credit agreement with a syndicate of banks, led by KeyBank National Association (the “credit facility”). The First Amendment provides for certain changes to the credit facility, including an increase in the maximum commitment amount from $200,000 to $300,000. The credit facility allows for revolving loans of up to $200,000, a $50,000 term loan facility, and a $50,000 delayed draw term loan facility that can be accessed by the Company at its discretion until February 6, 2026. The $50,000 term loan facility is amortizable at $625 per quarter beginning on June 30, 2024 through March 31, 2026. Quarterly term loan amortization increases to $938 on June 30, 2026 through March 31, 2028, and increases to $1,250 from June 30, 2028 through December 31, 2028. A balloon payment for the outstanding term loan balance is due upon the credit facility maturity date of February 6, 2029. The credit facility retains a $100,000 accordion feature to increase the commitments under the revolving loan and/or by adding one or more term loans subject to approval by the applicable lenders. The credit facility is secured by certain assets of DMC including accounts receivable, inventory, and fixed assets, including Arcadia Products and its subsidiary, as well as guarantees and share pledges by DMC and its subsidiaries. The revolving loan can also be used to issue bank guarantees to customers to secure their advanced payments. As of September 30, 2024 and December 31, 2023, bank guarantees of $3,040 and $443, respectively, were secured.

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

As of September 30, 2024, we were in compliance with all financial covenants and other provisions of our debt agreements.

We also maintain a line of credit with a German bank with a borrowing capacity of €7,000 for our NobelClad and DynaEnergetics operations in Europe. This line of credit is also used to issue bank guarantees to customers to secure their advanced payments. As of September 30, 2024 and December 31, 2023, we had no outstanding borrowings under this line of credit and bank guarantees of €2,162 and €1,696, respectively, were secured. The line of credit has open-ended terms and can be canceled by the bank at any time.

9.     STOCKHOLDERS PROTECTION RIGHTS AGREEMENT

On June 5, 2024, the Company’s board of directors (the “Board”) adopted the Stockholder Protection Rights Agreement (the “Rights Agreement”) and declared a dividend of one right (“Right”) for each share of the Company’s common stock outstanding at the close of business on June 17, 2024. One Right will also be issued together with each share of common stock issued by the Company after that date, but before the Separation Time (as defined in the Rights Agreement). Each Right initially represents the right to purchase one one-thousandth (0.001) of a share of Series B Participating Preferred Stock for $75.00, subject to adjustment and upon such terms and subject to the conditions set forth in the Rights Agreement. Rights will generally become exercisable if any person (or any persons acting as a group) acquires “Beneficial Ownership” (as defined in the Rights Agreement) of 10%, or 20% in the case of certain passive investors, or more of the Company’s outstanding common stock. If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right to purchase from the Company for $75.00, subject to certain potential adjustments, shares of the Company’s common stock having a market value of twice that amount.

The Rights Agreement expires on June 4, 2025, unless earlier terminated or the Rights are redeemed or exchanged by the Board. There is currently no impact on the Company’s Condensed Consolidated Financial Statements.

The Company’s Certificate of Incorporation authorizes the issuance of preferred stock. However, as of September 30, 2024, no preferred stock has been issued.

10.     INCOME TAXES

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

We assess the available positive and negative evidence to estimate if sufficient future taxable income will be generated to use existing deferred tax assets. Additionally, a three-year cumulative loss at a consolidated financial statement level may be viewed as negative evidence impacting a jurisdiction that by itself is not in a three-year cumulative loss position. During the three and nine months ended September 30, 2024, we were in a three-year cumulative loss position at the consolidated financial statement level, driven by losses in the U.S. primarily related to the impairment of Arcadia Products’ goodwill in the third quarter of 2024. Accordingly, during the three months ended September 30, 2024, we evaluated the impact on all jurisdictions and have recorded a valuation allowance against the corresponding net deferred tax assets in the U.S. as of September 30, 2024. The Company will continue to monitor the realizability of deferred tax assets and the need for valuation allowances and will record adjustments in the periods in which facts support such changes.

The Tax Cuts and Jobs Act provides that foreign earnings generally can be repatriated to the U.S. without federal tax consequence. We have assessed the assertion that cumulative earnings by our foreign subsidiaries are indefinitely reinvested. We continue to permanently reinvest the earnings of our international subsidiaries and therefore we do not provide for U.S. income taxes or withholding taxes that could result from the distribution of those earnings to the U.S. parent. If any such earnings were ultimately distributed to the U.S. in the form of dividends or otherwise, or if the shares of our international subsidiaries were sold or transferred, we could be subject to additional U.S. federal and state income taxes. Due to the multiple avenues in which earnings can be repatriated, and because a large portion of these earnings are not liquid, it is not practical to estimate the amount of additional taxes that might be payable on these amounts of undistributed foreign income.

In 2024, we have been notified of forthcoming tax audits in Germany of both our NobelClad and DynaEnergetics subsidiaries for the years 2019 through 2021. Our tax provisions reflect our best estimate of state, local, federal, and foreign taxes. While the audits are not unexpected, the outcome cannot be predicted with certainty. If any issues addressed in the Company’s tax audits are resolved in a manner not consistent with our expectations, the Company could be required to adjust its provisions for income taxes in the period such resolution occurs.

11.      BUSINESS SEGMENTS

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
Segment information is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Net sales:
Arcadia Products	$57,818	$71,455	$189,491	$230,951
DynaEnergetics	69,679	72,998	224,011	239,720
NobelClad	24,932	27,694	76,975	74,481
Net sales	$152,429	$172,147	$490,477	$545,152

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
(Loss) income before income taxes:
Arcadia Products	$(145,122)	$6,476	$(139,991)	$19,189
DynaEnergetics	(3,049)	10,871	12,845	41,772
NobelClad	4,969	5,232	15,001	12,560
Segment operating (loss) income	(143,202)	22,579	(112,145)	73,521

Unallocated corporate expenses (1)	(4,377)	(3,382)	(14,531)	(14,283)
Unallocated stock-based compensation (2)	(1,356)	(1,495)	(3,886)	(7,319)
Other (expense) income, net	(520)	302	(1,213)	(337)
Interest expense, net	(2,113)	(2,392)	(6,746)	(7,205)
(Loss) income before income taxes	$(151,568)	$15,612	$(138,521)	$44,377
(1) Unallocated corporate expenses includes strategic review expenses of $1,763 and $5,952 for the three and nine months ended September 30, 2024

(2) Stock-based compensation is not allocated to wholly owned segments DynaEnergetics and NobelClad. Stock-based compensation is allocated to the Arcadia Products segment as 60% of such expense is attributable to the Company, whereas the remaining 40% is attributable to the redeemable noncontrolling interest holder.

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Depreciation and amortization:
Arcadia Products	$6,192	$6,621	$18,510	$19,631
DynaEnergetics	1,642	1,697	5,039	5,212
NobelClad	807	712	2,377	2,152
Segment depreciation and amortization	8,641	9,030	25,926	26,995
Corporate and other	81	97	245	300
Consolidated depreciation and amortization	$8,722	$9,127	$26,171	$27,295

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

Arcadia Products

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
West	$48,020	$58,572	$156,171	183,829
South	5,656	6,869	18,967	22,261
Northeast	2,025	4,001	7,410	17,991
Midwest	2,117	2,013	6,943	6,870
Total Arcadia Products	$57,818	$71,455	$189,491	$230,951

DynaEnergetics

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$53,924	$56,739	$170,916	$189,104
Canada	5,809	4,975	18,920	17,883
India	201	383	6,344	1,959
Oman	1,770	2,414	6,281	5,548
Kuwait	2,340	1,342	4,792	3,492
Indonesia	306	630	1,748	2,318
Rest of the world(1)	5,329	6,515	15,010	19,416
Total DynaEnergetics	$69,679	$72,998	$224,011	$239,720

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total DynaEnergetics revenue for the periods presented.

NobelClad

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
United States	$12,656	$13,279	$39,644	$33,643
Canada	1,225	2,334	8,697	6,048
China	2,273	743	3,562	3,810
Saudi Arabia	2,133	1,106	2,746	3,104
Netherlands	891	276	2,700	1,038
Germany	684	1,579	2,549	4,393
United Arab Emirates	1,340	607	2,495	3,273
France	709	1,021	2,408	2,101
South Africa	7	2	1,323	1,155
Australia	245	534	1,100	677
Italy	151	352	1,031	1,314
South Korea	116	3,691	640	4,294
Belgium	106	463	491	1,937
Brazil	—	88	—	1,834
Rest of the world (1)	2,396	1,619	7,589	5,860
Total NobelClad	$24,932	$27,694	$76,975	$74,481

(1) Rest of the world does not include any individual country comprising sales greater than 5% of total NobelClad revenue for the periods presented.

During the three and nine months ended September 30, 2024, one DynaEnergetics customer accounted for approximately 25% and 23%, respectively, of consolidated net sales. During the three and nine months ended September 30, 2023, the same DynaEnergetics customer accounted for approximately 15% and 12%, respectively, of consolidated net sales. Additionally, the same DynaEnergetics customer accounted for approximately 30% and 32% of consolidated accounts receivable as of September 30, 2024 and December 31, 2023, respectively.

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

As of September 30, 2024 and December 31, 2023, the net notional amounts of the forward contracts the Company held were $20,082 and $32,310, respectively. At September 30, 2024 and December 31, 2023, the fair value of outstanding forward contracts was $0.

The following table reflects the location and amount of net gains (losses) from hedging activities for the periods presented. These hedging net gains (losses) offset foreign currency gains and losses recorded in the normal course of business, which are not shown below.

		Three months ended September 30,		Nine months ended September 30,
Derivative	Statements of Operations Location	2024	2023	2024	2023
Foreign currency contracts	Other income (expense), net	$487	$(1,079)	$(726)	$(901)

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

Environmental Matter

On February 21, 2024, Los Angeles Waterkeeper (Waterkeeper) sent Arcadia Products a 60-day Notice of Intent (NOI) to file a citizen suit related to alleged stormwater-related violations of the Clean Water Act at three Arcadia Products facilities located in Vernon, California. The alleged violations include exceedances of discharge-related requirements and limitations, certain alleged stormwater pollution prevention plan inadequacies, and certain monitoring and reporting violations. The Company has engaged an engineering and consulting firm to assist the Company in investigating the allegations and in responding to the NOI. On April 26, 2024, Waterkeeper filed a complaint in the U.S. District Court for the Central District of California under the citizen suit provisions of the Clean Water Act. On October 16, 2024, the Company entered into a settlement with Waterkeeper in the form of a Consent Decree to settle the alleged violations. The Consent Decree requires the Company to undertake certain improvements to its stormwater management infrastructure and practices at all three facilities over the next several years. It also requires the Company to reimburse Waterkeeper for $70 in claimed costs and spend $100 on a Supplemental Environmental Project. The Consent Decree is subject to U.S. Department of Justice and Court approval.

The Company also has been in contact with the Los Angeles Regional Water Quality Control Board (LARWQCB) to address certain alleged violations of stormwater regulatory requirements that may be subject to mandatory minimum penalties under applicable California law. The Company cannot predict how this matter will be resolved, but has accrued $450 in aggregate to address these potential claims.

14. STRATEGIC REVIEW EXPENSES

During the first quarter of 2024, the Company announced that the Board had initiated a review of strategic alternatives for the DynaEnergetics and NobelClad segments. In conjunction with the Board’s consideration of various strategic, business, and financial alternatives, the Company incurred significant expenses. During the three months ended September 30, 2024, strategic review expenses incurred were $1,763 and primarily included $1,045 in professional service fees and $709 in employee retention compensation, including $101 of stock-based compensation.

During the nine months ended September 30, 2024, strategic review expenses incurred were $5,952 and primarily included $3,189 in professional service fees and $2,060 in employee retention compensation, including $279 of stock-based compensation.

On October 21, 2024, the Company announced that the Board is no longer actively marketing the DynaEnergetics and NobelClad segments.

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

NobelClad

NobelClad produces explosion-welded clad metal plates for use in the construction of corrosion resistant industrial processing equipment and specialized transition joints for commuter rail cars, ships, and liquified natural gas (LNG) processing equipment. While most demand for our products is driven by maintenance and retrofit projects at existing plants and facilities, new projects for petrochemical processing, oil refining, and aluminum smelting facilities also account for a significant portion of total demand. These industries tend to be cyclical in nature and the timing of new order inflow remains difficult to predict. We use backlog, defined as all unfilled firm purchase orders and commitments at a point in time, to measure the immediate outlook for our NobelClad business. Most firm purchase orders and commitments are realized and shipped within twelve months. NobelClad's backlog was $59,028 at September 30, 2024 compared to $59,357 at December 31, 2023.

Cost of products sold for NobelClad includes the cost of metals, explosive powders and other raw materials used to manufacture clad metal plates and transition joints as well as employee compensation and benefits, outside processing costs, depreciation of manufacturing facilities and equipment, manufacturing facility lease expense, supplies and other manufacturing overhead expenses.

Factors Affecting Results

•Consolidated sales were $152,429 in the third quarter of 2024 versus $172,147 in the third quarter of 2023, a decrease of 11%. The decline in sales performance was driven by lower sales at all three business segments.

•Arcadia Products reported sales of $57,818 in the third quarter of 2024, representing a decrease of 19% compared with the third quarter of 2023. The decrease was primarily due to lower sales volumes in longer-cycle ultra-high-end residential markets. Additionally, weak construction activity and internal operational disruptions negatively impacted short-cycle commercial sales.

•DynaEnergetics’ sales of $69,679 in the third quarter of 2024 decreased 5% compared with the third quarter of 2023 primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

•NobelClad’s sales of $24,932 in the third quarter of 2024 decreased 10% compared with the third quarter of 2023 primarily due to timing of shipments out of backlog.

•Consolidated gross profit was 19.8% in the third quarter of 2024 versus 30.6% in the third quarter of 2023. The decline was primarily attributable to margin declines at DynaEnergetics and Arcadia Products, as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales.

•Consolidated selling, general and administrative (SG&A) expenses were $28,205 in the third quarter of 2024 compared with $28,713 in the third quarter of 2023. The year-over-year decrease is primarily attributable to a reduction in variable compensation costs as well as outside services costs.

•Cash and cash equivalents of $14,511 at September 30, 2024 decreased $29,148 from cash and cash equivalents and marketable securities of $43,659 at December 31, 2023. The decrease was primarily attributable to debt repayments made in conjunction with the Company’s amended credit agreement.

•The Company’s leverage ratio, calculated in accordance with its credit facility, was 1.18 to 1.0 as of September 30, 2024 in comparison to the maximum ratio permitted of 3.0 to 1.0. The Company’s adjusted leverage ratio, calculated using net debt as of September 30, 2024, was 0.96 to 1.0.

Outlook

Our Arcadia Products business reported third quarter results that were below our expectations, due primarily to weak activity in the high-end luxury home and commercial construction markets, as well as internal operational disruptions that negatively impacted Arcadia Products’ short-cycle commercial sales. Under the direction of a new lean manufacturing and supply chain expert who is serving as Arcadia Products’ interim president, we are focused on strengthening sourcing and supply chain functions; instituting stronger sales, inventory and operations planning processes; and more effectively leveraging the functionality and benefits of Arcadia Products’ enterprise resource planning system. Arcadia Products is also pursuing various organic growth initiatives, including expanding its full product suite (commercial exteriors, commercial interiors, and residential doors and windows) into all of its branch locations throughout the western and southwestern United States. Additionally, the Company is reviewing certain product lines that have not consistently met our profitability targets.

At DynaEnergetics, total third quarter well completions in the U.S. declined 6% versus the 2024 second quarter, and were down 13% versus last year’s third quarter, according to the U.S. Energy Information Administration. We believe U.S. well completion activity will remain soft during the fourth quarter of 2024 based on year-to-date declines in the number of active drilling rigs, well fracking crews and an anticipated extended frac holiday in the North American market. DynaEnergetics is in the process of implementing lower-cost product designs and various operational excellence initiatives, including automated assembly processes, that collectively are expected to partially offset persistent pricing pressure in North America’s well completions sector beginning in 2025.

NobelClad continues to experience strong demand for its Cylindra™ cryogenic transition joints for use in the processing of LNG, and recent enhancements to the Cylindra production process have reduced manufacturing lead times. In the second quarter, NobelClad was awarded its largest-ever clad-plate order, and currently is pursuing additional large order opportunities in the energy and petrochemical industries. NobelClad’s order backlog was $59,028 as of September 30, 2024, flat versus $59,357 as of December 31, 2023. NobelClad expects to ship most orders in its backlog within twelve months.

On January 29, 2024, we announced our Board of Directors had initiated a review of strategic alternatives for DynaEnergetics and NobelClad. The process formalized our ongoing efforts to unlock shareholder value. The Board retained financial advisors to assist in evaluating current strategies, operations, and capital structure, and considered sales, mergers, and other strategic combinations. On October 21, 2024, we announced that the Board is no longer actively marketing DynaEnergetics and NobelClad. Given the challenges of the last several months for DMC, including macroeconomic factors such as weakness and volatility in the energy market and soft luxury home and commercial construction activity the Board believes prioritizing stability, simplification and internal improvement will better serve DMC’s stockholders than selling these market-leading businesses at the present time.

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

Consolidated Results of Operations

Three months ended September 30, 2024 compared with three months ended September 30, 2023

	Three months ended September 30,
	2024	2023	$ change	% change
Net sales	$152,429	$172,147	$(19,718)	(11%)
Gross profit	30,105	52,597	(22,492)	(43%)
Gross profit percentage	19.8%	30.6%
COSTS AND EXPENSES:
General and administrative expenses	14,349	16,259	(1,910)	(12%)
% of net sales	9.4%	9.4%
Selling and distribution expenses	13,856	12,454	1,402	11%
% of net sales	9.1%	7.2%
Amortization of purchased intangible assets	5,278	5,667	(389)	(7%)
% of net sales	3.5%	3.3%
Goodwill impairment	141,725	—	141,725	100%
Strategic review expenses	1,763	—	1,763	100%
Restructuring expenses and asset impairments	2,069	515	1,554	302%
Operating (loss) income	(148,935)	17,702	(166,637)	(941%)
Other (expense) income, net	(520)	302	(822)	272%
Interest expense, net	(2,113)	(2,392)	279	(12%)
(Loss) income before income taxes	(151,568)	15,612	(167,180)	(1,071%)
Income tax provision	7,848	4,087	3,761	92%
Net (loss) income	(159,416)	11,525	(170,941)	(1,483%)
Less: Net (loss) income attributable to redeemable noncontrolling interest	(58,093)	2,642	(60,735)	(2,299%)
Net (loss) income attributable to DMC Global Inc.	(101,323)	8,883	(110,206)	(1,241%)
Adjusted EBITDA attributable to DMC Global Inc.	$5,671	$24,607	$(18,936)	(77%)

Net sales were $152,429 for the three months ended September 30, 2024, or a decrease of 11% compared with the same period in 2023, due to lower sales at all three business segments. The decrease at Arcadia Products was primarily due to lower sales volumes in longer-cycle ultra-high-end residential and certain short-cycle commercial markets. DynaEnergetics’ lower sales were primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States. NobelClad’s sales decrease was primarily due to timing of shipments out of backlog.

Gross profit percentage was 19.8% versus 30.6% in the same period in 2023. The decline compared to prior year was primarily attributable to margin declines at DynaEnergetics and Arcadia Products, as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in consolidated sales.

General and administrative expenses decreased $1,910 for the three months ended September 30, 2024 compared with the same period in prior year primarily due to lower variable compensation costs of $1,415, lower outside services costs related to the ERP implementation at Arcadia Products of $382, and lower business related travel expense of $85.

Selling and distribution expenses increased $1,402 for the three months ended September 30, 2024 compared with the same period in 2023. The higher expense was driven by an increase in bad debt expense of $3,626 at DynaEnergetics and Arcadia Products. This increase was partially offset by lower compensation costs of $1,726, marketing consulting costs of $403, and business related travel expense of $78.

Amortization of purchased intangible assets decreased $389 for the three months ended September 30, 2024 compared to the same period in 2023 as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Goodwill impairment of $141,725 for the three months ended September 30, 2024 relates to full impairment of Arcadia Products’ goodwill due in part to recent financial performance not in accordance with expectations and downward revisions to the near-term forecast.

Strategic review expenses of $1,763 for the three months ended September 30, 2024 relate primarily to the review of strategic alternatives for DynaEnergetics and NobelClad. In connection with this process, strategic review expenses primarily included $1,045 in professional service fees and $709 in employee retention compensation, including $101 of stock-based compensation. On October 21, 2024, the Company announced that the Board is no longer actively marketing the DynaEnergetics and NobelClad segments.

Restructuring expenses and asset impairments of $2,069 for the three months ended September 30, 2024 relate to the abandonment of a planned manufacturing expansion at DynaEnergetics and employee severance associated with headcount reductions at DynaEnergetics and Arcadia Products.

Operating loss of $148,935 for the three months ended September 30, 2024 decreased compared to operating income of $17,702 in the same period in 2023. The current period operating loss was primarily attributable to the goodwill impairment charge as well as decreased financial performance at DynaEnergetics and Arcadia Products.

Other expense, net of $520 for the three months ended September 30, 2024 primarily related to net unrealized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Income tax provision of $7,848 was recorded on loss before income taxes of $151,568 for the three months ended September 30, 2024. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was also impacted unfavorably by the establishment of a valuation allowance against U.S. deferred tax assets, $3,900 of which was recorded discretely in the third quarter. Additionally, the effective rate was impacted unfavorably by the geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax provision of $4,087 on income before income taxes of $15,612 for the three months ended September 30, 2023. The prior year rate was impacted by the same factors previously discussed.

Net (loss) income attributable to DMC Global Inc. for the three months ended September 30, 2024 was $(101,323), compared to $8,883 for the same period in 2023 primarily due to the factors discussed above.

Adjusted EBITDA decreased for the three months ended September 30, 2024 compared with the same period in 2023 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2024	2023
Net (loss) income	$(159,416)	$11,525
Interest expense, net	2,113	2,392
Income tax provision	7,848	4,087
Depreciation	3,444	3,460
Amortization of purchased intangible assets	5,278	5,667
EBITDA	(140,733)	27,131
Stock-based compensation	1,671	1,832
Goodwill impairment	141,725	—
Strategic review expenses	1,763	—
Restructuring expenses and asset impairments	2,069	515
CEO transition expenses	—	805
Other expense (income), net	520	(302)
Adjusted EBITDA	7,015	29,981
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(1,344)	(5,374)
Adjusted EBITDA attributable to DMC Global Inc.	$5,671	$24,607

Adjusted Net (Loss) Income and Adjusted Diluted Earnings per Share decreased for the three months ended September 30, 2024 compared with the same period in 2023 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share.

	Three months ended September 30, 2024
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc. (2)	$(101,323)	$(5.14)
Goodwill impairment, net of tax	85,035	4.31
Strategic review expenses, net of tax	1,322	0.07
Restructuring expenses and asset impairments, net of tax	1,451	0.07
Establishment of income tax valuation allowance	3,900	0.20
As adjusted	$(9,615)	$(0.49)
(1) Calculated using diluted weighted average shares outstanding of 19,706,587
(2) Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

	Three months ended September 30, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$8,883	$0.45
CEO transition expenses and accelerated stock-based compensation, net of tax	620	0.03
Restructuring expenses and asset impairments, net of tax	358	0.02
As adjusted	$9,861	$0.50
(1) Calculated using diluted weighted average shares outstanding of 19,596,575
(2) Net income attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

	Nine months ended September 30,
	2024	2023	$ change	% change
Net sales	$490,477	$545,152	$(54,675)	(10%)
Gross profit	118,870	166,698	(47,828)	(29%)
Gross profit percentage	24.2%	30.6%
COSTS AND EXPENSES:
General and administrative expenses	45,952	60,285	(14,333)	(24%)
% of net sales	9.4%	11.1%
Selling and distribution expenses	37,578	36,978	600	2%
% of net sales	7.7%	6.8%
Amortization of purchased intangible assets	15,877	17,001	(1,124)	(7%)
% of net sales	3.2%	3.1%
Goodwill impairment	141,725	—	141,725	100%
Strategic review expenses	5,952	—	5,952	100%
Restructuring expenses and asset impairments	2,348	515	1,833	356%
Operating (loss) income	(130,562)	51,919	(182,481)	(351%)
Other expense, net	(1,213)	(337)	(876)	260%
Interest expense, net	(6,746)	(7,205)	459	(6%)
(Loss) income before income taxes	(138,521)	44,377	(182,898)	(412%)
Income tax provision	12,283	13,187	(904)	(7%)
Net (loss) income	(150,804)	31,190	(181,994)	(584%)
Net (loss) income attributable to redeemable noncontrolling interest	(56,056)	7,695	(63,751)	(828%)
Net (loss) income attributable to DMC Global Inc.	(94,748)	23,495	(118,243)	(503%)
Adjusted EBITDA attributable to DMC Global Inc.	$41,774	$76,474	$(34,700)	(45%)

Net sales were $490,477 for the nine months ended September 30, 2024, a decrease of 10% compared with the same period in 2023, primarily due to lower Arcadia Products sales volumes in longer-cycle ultra-high-end residential and certain short-cycle commercial markets, and a decrease in pricing of DynaEnergetics’ DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage was 24.2% versus 30.6% in 2023. The decline compared to the prior year was primarily attributable to lower customer pricing at DynaEnergetics as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales.

General and administrative expenses decreased $14,333 for the nine months ended September 30, 2024 compared with the same period in 2023. 2023 included nonrecurring CEO transition expenses and related accelerated stock-based compensation of $7,383, and patent infringement litigation costs at DynaEnergetics of $3,610. The remaining year-over-year decrease was primarily attributable to lower variable compensation costs of $1,477, internal leadership and sales meeting expense of $1,176 and outside service costs, primarily related to Arcadia Products and NobelClad ERP implementations, of $710.

Selling and distribution expenses increased $600 for the nine months ended September 30, 2024 compared with the same period in 2023. The higher expense was driven by an increase in bad debt expense of $4,838 at DynaEnergetics and Arcadia Products. This increase was partially offset by lower marketing consulting costs of $1,166, compensation costs of $2,578, and business related travel of $185.

Amortization of purchased intangible assets decreased $1,124 for the nine months ended September 30, 2024 compared to the same period in 2023 as the Arcadia Products customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Goodwill impairment of $141,725 for the nine months ended September 30, 2024 relates to full impairment of Arcadia Products’ goodwill due in part to recent financial performance not in accordance with expectations and downward revisions to the near-term forecast.

Strategic review expenses of $5,952 for the nine months ended September 30, 2024 relate primarily to the review of strategic alternatives for DynaEnergetics and NobelClad. In connection with this process, strategic review expenses primarily included $3,189 in professional service fees and $2,060 in employee retention compensation, including $279 of stock-based compensation. On October 21, 2024, the Company announced that the Board is no longer actively marketing the DynaEnergetics and NobelClad segments.

Restructuring expenses and asset impairments of $2,348 for the nine months ended September 30, 2024 relate to the abandonment of a planned manufacturing expansion at DynaEnergetics and employee severance associated with headcount reductions at DynaEnergetics and Arcadia Products.

Operating loss of $130,562 for the nine months ended September 30, 2024 compared to operating income of $51,919 in the same period last year. The current period operating loss is primarily attributable to the goodwill impairment charge as well as decreased financial performance at DynaEnergetics and Arcadia Products.

Other expense, net of $1,213 for the nine months ended September 30, 2024 primarily related to net realized foreign currency exchange losses. Currency gains and losses can arise when subsidiaries enter into inter-company and third-party transactions that are denominated in currencies other than their functional currency, including foreign currency forward contracts used to offset foreign exchange rate fluctuations on certain foreign currency denominated asset and liability positions.

Income tax provision of $12,283 was recorded on loss before income taxes of $138,521 for the nine months ended September 30, 2024. Our most significant operations are in the United States, which has a 21% statutory income tax rate, and Germany, which has a 32% combined statutory income tax rate. The mix of income or loss before income taxes between these jurisdictions is one of the primary drivers of the difference between our 21% statutory tax rate and our effective tax rate. The effective rate was also impacted unfavorably by the establishment of a valuation allowance against U.S. deferred tax assets, $3,900 of which was recorded discretely in the third quarter. Additionally, the effective rate was impacted unfavorably by the geographic mix of pretax income, state taxes, and certain compensation expenses that are not tax deductible in the U.S. The operating results of Arcadia Products that are attributable to the redeemable noncontrolling interest holder are not taxed at DMC, which resulted in a partially offsetting favorable impact to the effective tax rate. We recorded an income tax provision of $13,187 on income before income taxes of $44,377 for the nine months ended September 30, 2023. The prior year rate was impacted by the same factors previously discussed.

Net (loss) income attributable to DMC Global Inc. for the nine months ended September 30, 2024 was $(94,748), compared to $23,495 for the same period in 2023 primarily due to the factors discussed above.

Adjusted EBITDA decreased for the nine months ended September 30, 2024 compared with the same period in 2023 primarily due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2024	2023
Net (loss) income	$(150,804)	$31,190
Interest expense, net	6,746	7,205
Income tax provision	12,283	13,187
Depreciation	10,294	10,294
Amortization of purchased intangible assets	15,877	17,001
EBITDA	(105,604)	78,877
Stock-based compensation	4,824	8,558
Goodwill impairment	141,725	—
Strategic review expenses	5,952	—
Restructuring expenses and asset impairments	2,348	515
CEO transition expenses	—	4,343
Other expense, net	1,213	337
Adjusted EBITDA	50,458	92,630
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(8,684)	(16,156)
Adjusted EBITDA attributable to DMC Global Inc.	$41,774	$76,474

Adjusted Net (Loss) Income and Adjusted Diluted Earnings per Share decreased for the nine months ended September 30, 2024 compared with the same period in 2023 primarily due to the factors discussed above. See "Use of Non-GAAP Financial Measures" above for the explanation of the use of non-GAAP measures. The following is a reconciliation of the most directly comparable GAAP measures to Adjusted Net (Loss) Income and Adjusted Diluted Earnings Per Share.

	Nine months ended September 30, 2024
	Amount	Per Share (1)
Net loss attributable to DMC Global Inc. (2)	$(94,748)	$(4.82)
Goodwill impairment, net of tax	85,035	4.33
Strategic review expenses, net of tax	4,464	0.22
Restructuring expenses and asset impairments, net of tax	1,576	0.08
Establishment of income tax valuation allowance	3,900	0.20
As adjusted	$227	$0.01
(1) Calculated using diluted weighted average shares outstanding of 19,648,253
(2) Net loss attributable to DMC Global Inc. prior to the adjustment of redeemable noncontrolling interest.

	Nine months ended September 30, 2023
	Amount	Per Share (1)
Net income attributable to DMC Global Inc. (2)	$23,495	1.20
CEO transition expenses and accelerated stock-based compensation, net of tax	6,284	0.32
Restructuring expenses and asset impairments, net of tax	358	0.02
As adjusted	$30,137	$1.54
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

Arcadia Products

Three months ended September 30, 2024 compared with three months ended September 30, 2023

	Three months ended September 30,
	2024	2023	$ change	% change
Net sales	$57,818	$71,455	$(13,637)	(19%)
Gross profit	13,562	23,789	(10,227)	(43%)
Gross profit percentage	23.5%	33.3%
COSTS AND EXPENSES:
General and administrative expenses	7,223	7,413	(190)	(3%)
Selling and distribution expenses	4,210	4,248	(38)	(1%)
Amortization of purchased intangible assets	5,278	5,652	(374)	(7%)
Goodwill impairment	141,725	—	141,725	100%
Restructuring expenses and asset impairments	248	—	248	100%
Operating (loss) income	(145,122)	6,476	(151,598)	(2,341%)
Adjusted EBITDA	3,358	13,434	(10,076)	(75%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(1,344)	(5,374)	(4,030)	(75%)
Adjusted EBITDA attributable to DMC Global Inc.	$2,014	$8,060	(6,046)	(75%)

Net sales decreased $13,637 for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to lower sales volumes in longer-cycle ultra-high-end residential markets. Additionally, weak construction activity and internal operational disruptions negatively impacted short-cycle commercial sales.

Gross profit percentage decreased to 23.5% for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales as mentioned above.

Amortization of purchased intangible assets decreased $374 for the three months ended September 30, 2024 compared to the same period in 2023 as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Restructuring expenses and asset impairments of $248 for the three months ended September 30, 2024 relate to employee severance associated with headcount reductions.

Goodwill impairment of $141,725 for the three months ended September 30, 2024 relates to full impairment of Arcadia Products’ goodwill due in part to recent financial performance not in accordance with expectations and downward revisions to the near-term forecast.

Operating loss of $145,122 for the three months ended September 30, 2024 decreased compared to operating income of $6,476 in the same period in 2023 due to the goodwill impairment charge and decline in gross profit.

Adjusted EBITDA decreased for the three months ended September 30, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2024	2023
Operating (loss) income	$(145,122)	$6,476
Adjustments:
Depreciation	914	969
Amortization of purchased intangible assets	5,278	5,652
Stock-based compensation	315	337
Goodwill impairment	141,725	—
Restructuring expenses and asset impairments	248	—
Adjusted EBITDA	3,358	13,434
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(1,344)	(5,374)
Adjusted EBITDA attributable to DMC Global Inc.	$2,014	$8,060

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

	Nine months ended September 30,
	2024	2023	$ change	% change
Net sales	$189,491	$230,951	$(41,460)	(18%)
Gross profit	53,532	73,342	(19,810)	(27%)
Gross profit percentage	28.3%	31.8%
COSTS AND EXPENSES:
General and administrative expenses	22,644	23,476	(832)	(4%)
Selling and distribution expenses	12,794	13,721	(927)	(7%)
Amortization of purchased intangible assets	15,833	16,956	(1,123)	(7%)
Goodwill impairment	141,725	—	141,725	100%
Restructuring expenses and asset impairments	527	—	527	100%
Operating (loss) income	(139,991)	19,189	(159,180)	(830%)
Adjusted EBITDA	21,709	40,390	(18,681)	(46%)
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(8,684)	(16,156)	(7,472)	(46%)
Adjusted EBITDA attributable to DMC Global Inc.	$13,025	$24,234	(11,209)	(46%)

Net sales decreased $41,460 for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to lower sales volumes in longer-cycle ultra-high-end residential markets. Additionally, weak construction activity and internal operational disruptions negatively impacted short-cycle commercial sales for portions of 2024.

Gross profit percentage decreased to 28.3% for the nine months ended September 30, 2024 primarily due to lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales as mentioned above.

General and administrative expenses were lower by $832 for the nine months ended September 30, 2024 compared to the same period in 2023 due to decreases in outside services costs primarily attributable to the implementation of a new ERP system.

Selling and distribution expenses decreased $927 for the nine months ended September 30, 2024 compared to the same period in 2023 due to lower compensation costs of $919.

Amortization of purchased intangible assets decreased $1,123 for the nine months ended September 30, 2024 compared to the same period in 2023 as the customer relationship purchased intangible asset is amortized using an accelerated amortization method.

Restructuring expenses and asset impairments of $527 for the nine months ended September 30, 2024 relate to employee severance associated with headcount reductions.

Operating loss of $139,991 for the nine months ended September 30, 2024 decreased compared to operating income of $19,189 in the same period in 2023 due to the goodwill impairment charge and decline in gross profit.

Adjusted EBITDA decreased for the nine months ended September 30, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2024	2023
Operating (loss) income	$(139,991)	$19,189
Adjustments:
Depreciation	2,677	2,675
Amortization of purchased intangible assets	15,833	16,956
Stock-based compensation	938	1,239
Goodwill impairment	141,725	—
Restructuring expenses and asset impairments	527	—
CEO transition expenses	—	331
Adjusted EBITDA	21,709	40,390
Less: adjusted EBITDA attributable to redeemable noncontrolling interest	(8,684)	(16,156)
Adjusted EBITDA attributable to DMC Global Inc.	$13,025	$24,234

DynaEnergetics

Three months ended September 30, 2024 compared with three months ended September 30, 2023

	Three months ended September 30,
	2024	2023	$ change	% change
Net sales	$69,679	$72,998	$(3,319)	(5%)
Gross profit	8,347	19,585	(11,238)	(57%)
Gross profit percentage	12.0%	26.8%
COSTS AND EXPENSES:
General and administrative expenses	2,299	3,095	(796)	(26%)
Selling and distribution expenses	7,276	5,604	1,672	30%
Amortization of purchased intangible assets	—	15	(15)	(100%)
Restructuring expenses and asset impairments	1,821	—	1,821	100%
Operating (loss) income	(3,049)	10,871	(13,920)	(128%)
Adjusted EBITDA	$414	$12,568	$(12,154)	(97%)

Net sales decreased $3,319 for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage decreased to 12.0% for the three months ended September 30, 2024 due to lower customer pricing, an inventory charge of $1,500, and lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales.

General and administrative expenses were lower by $796 for the three months ended September 30, 2024 compared to the same period in 2023 driven by a decrease in compensation costs of $354 and patent infringement litigation costs of $171. The remaining decrease is primarily attributable to a reduction in other outside services of $210.

Selling and distribution expenses were higher by $1,672 for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in bad debt expense of $3,237, partially offset by a decrease in compensation costs of $1,020, marketing consulting costs of $403 and business related travel expense of $112.

Restructuring expenses and asset impairments of $1,821 for the three months ended September 30, 2024 relate to an asset impairment charge of $1,044 associated with the abandonment of a planned manufacturing expansion and employee severance of $777 due to headcount reductions.

Operating loss of $3,049 for the three months ended September 30, 2024 decreased compared to operating income of $10,871 in the same period in 2023 due primarily to the decline in gross profit and increase in bad debt expense.

Adjusted EBITDA decreased for the three months ended September 30, 2024 compared with the same period in 2023 due to the factors discussed above, including the inventory charge of $1,500 and increase in bad debt expense of $3,237. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2024	2023
Operating (loss) income	$(3,049)	$10,871
Adjustments:
Depreciation	1,642	1,682
Amortization of purchased intangible assets	—	15
Restructuring expenses and asset impairments	1,821	—
Adjusted EBITDA	$414	$12,568

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

	Nine months ended September 30,
	2024	2023	$ change	% change
Net sales	$224,011	$239,720	$(15,709)	(7%)
Gross profit	40,451	70,574	(30,123)	(43%)
Gross profit percentage	18.1%	29.4%
COSTS AND EXPENSES:
General and administrative expenses	8,201	12,869	(4,668)	(36%)
Selling and distribution expenses	17,540	15,888	1,652	10%
Amortization of purchased intangible assets	44	45	(1)	(2%)
Restructuring expenses and asset impairments	1,821	—	1,821	100%
Operating income	12,845	41,772	(28,927)	(69%)
Adjusted EBITDA	$19,705	$46,984	$(27,279)	(58%)

Net sales decreased $15,709 for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to a decrease in pricing of DS perforating systems as a result of industry consolidation in the United States.

Gross profit percentage decreased to 18.1% for the nine months ended September 30, 2024 compared to 29.4% in the same period in 2023 due to lower customer pricing as well as lower absorption of fixed manufacturing overhead costs as a result of the decrease in net sales.

General and administrative expenses decreased $4,668 for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to lower patent infringement litigation costs of $3,372 and compensation costs of $1,131.

Selling and distribution expenses were higher by $1,652 for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to an increase in bad debt expense of $4,266, partially offset by a decrease in compensation costs of $1,451 and marketing consulting costs of $1,166.

Restructuring expenses and asset impairments of $1,821 for the nine months ended September 30, 2024 relates to an asset impairment charge of $1,044 associated with the abandonment of a planned manufacturing expansion and employee severance of $777 due to headcount reductions.

Operating income decreased $28,927 for the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to the decline in gross profit and increase in bad debt expense.

Adjusted EBITDA decreased for the nine months ended September 30, 2024 compared to the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2024	2023
Operating income	$12,845	$41,772
Adjustments:
Depreciation	4,995	5,167
Amortization of purchased intangible assets	44	45
Restructuring expenses and asset impairments	1,821	—
Adjusted EBITDA	$19,705	$46,984

NobelClad

Three months ended September 30, 2024 compared with three months ended September 30, 2023

	Three months ended September 30,
	2024	2023	$ change	% change
Net sales	$24,932	$27,694	$(2,762)	(10%)
Gross profit	8,269	9,309	(1,040)	(11%)
Gross profit percentage	33.2%	33.6%
COSTS AND EXPENSES:
General and administrative expenses	1,110	1,106	4	—%
Selling and distribution expenses	2,190	2,531	(341)	(13%)
Restructuring expenses and asset impairments	—	440	(440)	(100%)
Operating income	4,969	5,232	(263)	(5%)
Adjusted EBITDA	$5,776	$6,384	$(608)	(10%)

Net sales decreased $2,762 for the three months ended September 30, 2024 compared to the same period in 2023 primarily due to the timing of shipments out of backlog.

Selling and distribution expenses were lower by $341 for the three months ended September 30, 2024 compared to the same period in 2023 due primarily to decreases in compensation costs of $261 and bad debt recoveries of $41.

Operating income decreased $263 for the three months ended September 30, 2024 compared to the same period in 2023 due primarily to the decline in gross profit.

Adjusted EBITDA decreased for the three months ended September 30, 2024 compared with the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Three months ended September 30,
	2024	2023
Operating income	$4,969	$5,232
Adjustments:
Depreciation	807	712
Restructuring expenses and asset impairments	—	440
Adjusted EBITDA	$5,776	$6,384

Nine months ended September 30, 2024 compared with nine months ended September 30, 2023

	Nine months ended September 30,
	2024	2023	$ change	% change
Net sales	$76,975	$74,481	$2,494	3%
Gross profit	25,135	23,113	2,022	9%
Gross profit percentage	32.7%	31.0%
COSTS AND EXPENSES:
General and administrative expenses	3,207	2,978	229	8%
Selling and distribution expenses	6,927	7,135	(208)	(3%)
Restructuring expenses and asset impairments	—	440	(440)	(100%)
Operating income	15,001	12,560	2,441	19%
Adjusted EBITDA	$17,378	$15,152	$2,226	15%

Net sales increased $2,494 for the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to higher activity in core energy and petrochemical end markets, including increased Cylindra™ cryogenic transition joints and pressure vessel plate shipments.

Gross profit percentage increased to 32.7% for the nine months ended September 30, 2024 due to a more favorable project and regional mix, as well as the impact of higher sales on fixed manufacturing overhead expenses.

General and administrative expenses increased $229 for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to higher compensation costs of $118 and outside services costs of $116.

Selling and distribution expenses decreased $208 for the nine months ended September 30, 2024 compared to the same period in 2023 primarily due to lower compensation costs of $230 and bad debt recoveries of $41, partially offset by an increase in outside services costs of $70.

Operating income increased $2,441 for the nine months ended September 30, 2024 compared to the same period in 2023 due primarily to higher gross profit.

Adjusted EBITDA increased for the nine months ended September 30, 2024 compared to the same period in 2023 due to the factors discussed above. See “Use of Non-GAAP Financial Measures” above for the explanation of the use of Adjusted EBITDA. The following is a reconciliation of the most directly comparable GAAP measure to Adjusted EBITDA.

	Nine months ended September 30,
	2024	2023
Operating income	$15,001	$12,560
Adjustments:
Depreciation	2,377	2,152
Restructuring expenses and asset impairments	—	440
Adjusted EBITDA	$17,378	$15,152

Liquidity and Capital Resources

We have historically financed our operations from a combination of internally generated cash flow, revolving credit borrowings, and various long-term debt arrangements. Our net debt position was $59,704 at September 30, 2024 compared to $72,192 at December 31, 2023. The decrease in net debt during 2024 was due primarily to a reduction in outstanding debt attributable to repayments made on the revolving loan subsequent to the credit agreement amendment executed in February 2024, along with required principal payments on the term loan.

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

The leverage ratio is defined in the credit facility as the ratio of Consolidated Funded Indebtedness (as defined in the credit facility) on the last day of any trailing four quarter period to Consolidated EBITDA (as defined in the credit facility) for such period. The maximum leverage ratio permitted by our credit facility is 3.0 to 1.0. The actual leverage ratio as of September 30, 2024, calculated in accordance with the amended credit facility, was 1.18 to 1.0.

The debt service coverage ratio is defined in the credit facility as the ratio of Consolidated EBITDA less the sum of capital distributions paid in cash (other than those made with respect to preferred stock issued under the Operating Agreement), Consolidated Unfunded Capital Expenditures (as defined in the credit facility), and net cash income taxes divided by the sum of cash interest expense, any dividends on the preferred stock paid in cash, and scheduled principal payments on funded indebtedness. Under our credit facility, the minimum debt service coverage ratio permitted is 1.25 to 1.0. The actual debt service coverage ratio for the trailing twelve months ended September 30, 2024 was 2.91 to 1.0.

We also maintain a line of credit with a German bank for certain European operations. This line of credit provides a borrowing capacity of €7,000 on which no amounts were outstanding as of September 30, 2024.

Redeemable noncontrolling interest

The Operating Agreement for Arcadia Products contains a right for the Company to purchase the remaining interest in Arcadia Products from the minority interest holder on or after December 23, 2024 (“Call Option”). Similarly, the minority interest holder of Arcadia Products has the right to sell its remaining interest in Arcadia Products to the Company on or after December 23, 2024 (“Put Option”). Both the Call Option and Put Option enable the respective holder to exercise their rights based upon a predefined calculation as included within the Operating Agreement, subject to a floor value also as defined within the Operating Agreement which is based primarily upon a contractually stated equity value.

As of September 30, 2024, the settlement amount of the redeemable noncontrolling interest is $187,080 and is equal to the floor value as defined within the Operating Agreement. Upon settlement, consideration paid will be net of the $24,902 promissory note outstanding due from the redeemable noncontrolling interest holder. Refer to Note 2 within Item 1 for further information related to the valuation of the redeemable noncontrolling interest and promissory note outstanding.

Other contractual obligations and commitments

Our debt balance, net of deferred debt issuance costs, decreased to $74,215 at September 30, 2024 from $115,851 at December 31, 2023 for the reasons discussed above. Our other contractual obligations and commitments have not materially changed since December 31, 2023.

Cash flows provided by operating activities

Net cash provided by operating activities of $34,785 for the nine months ended September 30, 2024 decreased compared to $42,748 in the same period last year driven primarily by lower net income attributable to a decline in financial performance at DynaEnergetics and Arcadia Products.

Cash flows provided by (used in) investing activities

Net cash provided by investing activities for the nine months ended September 30, 2024 of $1,525 was attributable to proceeds from sales and maturities of marketable securities of $12,619, partially offset by the acquisition of property, plant and equipment of $11,600. Net cash used in investing activities for the nine months ended September 30, 2023 of $14,971 related to the acquisition of property, plant and equipment and investments in marketable securities.

Cash flows used in financing activities

Net cash flows used in financing activities for the nine months ended September 30, 2024 of $53,424 included net credit facility repayments of $41,500. Additional cash flows used in financing activities included distributions to the redeemable noncontrolling interest holder of $8,321, payment of debt issuance costs of $2,735 and treasury stock purchases of $1,000.

Net cash flows used in financing activities for the nine months ended September 30, 2023 of $26,211 primarily included quarterly principal payments and a prepayment on our term loan of $13,750, distributions to the redeemable noncontrolling interest holder of $10,345, and treasury stock purchases of $2,328.

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

Critical Accounting Estimates

Preparation of financial statements in conformity with generally accepted accounting principles in the United States requires that management make estimates, judgments and assumptions that affect the amounts reported for revenues, expenses, asset, liabilities, and other related disclosures. Our critical accounting estimates have not changed from those reported in Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, except as provided below.

Goodwill

Goodwill represents the amount by which the purchase price exceeds the fair value of identifiable tangible and intangible assets and liabilities acquired in a business combination. Goodwill acquired in a business combination and determined to have an indefinite useful life is not amortized, but instead is tested for impairment at least annually during the fourth quarter or whenever events or changes in circumstances indicate that the carrying value might not be fully recoverable. For goodwill, impairment is assessed at the reporting unit level. A reporting unit is defined as an operating segment or a component of an operating segment to the extent discrete financial information is available that is reviewed by segment management. The Company's reporting units are each of the three operating segments disclosed in Note 11 of the Condensed Consolidated Financial Statements.

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

In connection with the preparation of its quarterly financial statements during the third quarter of 2024, the Company assessed changes in circumstances that occurred during the quarter to determine whether it was more likely than not that the fair value of its Arcadia Products reporting unit was below its carrying amount. While there was no single determinative event or factor, potential triggering events during the third quarter of 2024, including recent financial performance not in accordance with expectations and downward revisions to the near-term forecast, led the Company to conclude that when considering the events and factors in totality, it was more likely than not that the fair value of the Arcadia Products reporting unit was below its carrying value at September 30, 2024. As such, a quantitative goodwill impairment test was performed. The Company utilized the market approach to estimate the fair value of the Arcadia Products reporting unit, but also considered the income approach to validate the results. The market approach includes observable inputs of fair value, including but not limited to non-binding offers received from third-parties and comparative market multiples. The income approach estimates the fair value by discounting the reporting unit’s estimated future cash flows using an estimated discount rate, or expected return, that a marketplace participant would have required as of the valuation date.

Based on the results of our quantitative goodwill impairment test, we recorded a $141,725 impairment charge to goodwill during the three and nine months ended September 30, 2024.

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Please see Note 13 to the Condensed Consolidated Financial Statements.

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

On June 5, 2024, the Company entered into the Rights Agreement, pursuant to which the Board declared a dividend of one Right for each share of our common stock outstanding at the close of business on June 17, 2024. One Right will also be issued together with each share of common stock issued by the Company after that date, but before the Separation Time (as defined in the Rights Agreement). Each Right initially represents the right to purchase one one-thousandth of a share of Series B Participating Preferred Stock for $75.00, subject to adjustment and upon such terms and subject to the conditions set forth in the Rights Agreement. Rights will generally become exercisable only if any person (or any persons acting as a group) acquires “Beneficial Ownership” (as defined in the Rights Agreement) of 10%, or 20% in the case of certain passive investors, or more of our outstanding common stock. If Rights become exercisable, all holders of Rights (other than the person, entity or group triggering the Rights Agreement, whose rights will become void and will not be exercisable) will have the right to purchase from the Company for $75.00, subject to certain potential adjustments, shares of our common stock having a market value of twice that amount. The Rights Agreement expires on June 4, 2025, unless earlier terminated or the Rights are redeemed or exchanged by the Board. Additional information regarding the Rights Agreement is contained in the Current Report on Form 8-K filed with the SEC on June 6, 2024.

The Rights Agreement will cause substantial dilution to any person or group that acquires “Beneficial Ownership” (as defined in the Rights Agreement) of 10%, or 20% in the case of certain passive investors, or more of the Company’s outstanding common stock. As a result, the overall effect of the Rights Agreement and the issuance of the Rights may be to discourage any person, entity or group from gaining a control or control-like position in the Company or engaging in other tactics, potentially disadvantaging the interests of the Company’s stockholders, without negotiating with the Board and without paying an appropriate control premium to all stockholders. The Rights Agreement is similar to plans adopted by other public companies, and it is intended to protect stockholders’ interests, including by providing the Board sufficient time to make informed judgments and take actions that are in the best interests of the Company and its stockholders. Nevertheless, the Rights Agreement may be considered to have certain anti-takeover effects, including potentially discouraging a third party from attempting to obtain a substantial position in our common stock or seeking to obtain control of the Company and discouraging a takeover attempt that stockholders may consider favorable or that could result in a premium over the market price of our common stock. Even in the absence of a takeover attempt, the Rights Agreement may adversely affect the prevailing market price of our common stock if it is viewed as discouraging takeover attempts in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the vesting of Company restricted common stock under our equity incentive plans or distributions of shares of common stock pursuant to our Amended and Restated Non-Qualified Deferred Compensation Plan (“deferred compensation plan”) during the third quarter of 2024, we retained shares of common stock in satisfaction of withholding tax obligations. We also retained shares of common stock as the result of participants’ diversification of equity awards held in the deferred compensation plan into other investment options. These shares are held as treasury shares by the Company.

	Total number of shares purchased (1) (2)	Average price paid per share
July 1 to July 31, 2024	2,607	$14.08
August 1 to August 31, 2024	659	$12.05
September 1 to September 30, 2024	129	$12.72
Total	3,395	$13.63

(1) Share purchases during the period were to offset tax withholding obligations that occurred upon (i) vesting of restricted common stock under the terms of the 2016 Equity Incentive Plan and (ii) distributions of shares of common stock pursuant to deferred compensation obligations.
(2) As of September 30, 2024, the maximum number of shares that could be purchased would not exceed the employees’ portion of taxes to be withheld on unvested shares (706,484) and potential purchases upon participant elections to diversify equity awards held in the deferred compensation plan (80,901) into other investment options available to participants in the Plan.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Our Coolspring property is subject to regulation by the Federal Mine Safety and Health Administration (“MSHA”) under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”). Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act (The “Dodd-Frank Act”), issuers that are operators, or that have a subsidiary that is an operator, of a coal or other mine in the United States are required to disclose in their periodic reports filed with the SEC information regarding specified health and safety violations, orders and citations, related assessments and legal actions, and mining-related fatalities. During the quarter ended September 30, 2024, we had no such specified health and safety violations, orders or citations, related assessments or legal actions, mining-related fatalities, or similar events in relation to our United States operations requiring disclosure pursuant to Section 1503(a) of the Dodd-Frank Act.

Item 5. Other Information

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements (in each case, as defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

3.1 Certificate of Correction of Certificate of Amendment of DMC Global Inc. filed on August 14, 2024, incorporated by reference to the exhibit of the same number in the Company’s Amendment No. 1 to Current Report on Form 8-K filed on August 15, 2024

31.1 Certification of the President and Chief Executive Officer pursuant to 17 CFR 240.13a-14(a) or 17 CFR 240.15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101 The following materials from the Quarterly Report on Form 10-Q of DMC Global Inc. for the quarter ended September 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statement of Stockholders’ Equity and Redeemable Noncontrolling Interest, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.*

*    Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DMC Global Inc.
(Registrant)

Date:	November 4, 2024	/s/ Eric V. Walter
Eric V. Walter, Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Date:	November 4, 2024	/s/ Brett Seger
Brett Seger, Chief Accounting Officer (Duly Authorized Officer and Principal Accounting Officer)